Form 10QSB
period 1996-06-30
U S OPPORTUNITY SEARCH INC
filed 1996-08-14
CIK 855683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1996.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _________

Commission File Number: 0-26284

                          U.S. OPPORTUNITY SEARCH, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                         11-309811
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

44 Kean Road, Short Hills, New Jersey                               07078
(Address of principal executive offices)                         (Zip code)

                                 (201) 379-3171
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No [_]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date

     As of July 26, 1996 the Registrant had a total of 4,550,000 outstanding shares of Common Stock, par value, $.001 per share

                          U.S. Opportunity Search, Inc.

                    Index to quarterly Report on Form 10-QSB
                Filed with the Securities and Exchange Commission
                     for the Six Months Ended June 30, 1996

                                                                     Page Number

Part I.     Financial Information......................................     3

   Item 1:  Financial Statements (unaudited)...........................     3

            Consolidated balance sheets as of June 30, 1996 and
            December 31, 1995..........................................     3

            Consolidated statements of operations for the three months
            and six months ended June 30, 1996 and 1995................     4

            Consolidated statements of cash flows for the three months
            ended June 30, 1996 and 1995...............................     5

            Consolidate statement of changes in stockholder equity for the year ended December 31, 1995 and the six months ended
            June 30, 1996..............................................     6

            Notes to Financial Statements..............................     7

   Item 2:  Management's Discussion and Analysis or Plan of Operation..     9

PART II     Other Information..........................................    11

SIGNATURES  ...........................................................    12

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 U. S. Opportunity Search, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                        June 30,    December 31,
                              ASSETS                      1996          1995
                                                      -----------   -----------
CURRENT ASSETS
  Cash and cash equivalents                           $ 1,670,115   $ 2,331,639
  Accounts receivable                                       8,808         5,759
  Inventories                                             104,746        92,346
  Prepaid other assets                                     25,884         5,178
                                                      -----------   -----------
       Total current assets                             1,809,553     2,434,922

  Property and equipment, net                             174,761        74,178

  Patents                                               2,154,588     2,269,360
  Other assets                                              4,638         1,500
                                                      -----------   -----------
       Total assets                                   $ 4,143,540   $ 4,779,960
                                                      ===========   ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                    $    45,934   $    54,320
  Accrued Expenses                                         10,662        29,561
                                                      -----------   -----------

       Total current liabilities                           56,596        83,881
                                                      -----------   -----------

MINORITY INTEREST                                          86,225       177,568

STOCKHOLDERS' EQUITY
  Common stock, par value $.001; authorized,
  10,000,000 shares; issued and outstanding,
  4,550,000 shares                                          4,550         4,480
  Additional paid-in Capital                            5,690,825     5,690,895
  Deficit                                              (1,434,618)     (786,824)
  Unearned Compensation                                  (260,040)     (390,040)
                                                      -----------   -----------
       Total stockholders' equity                       4,086,944     4,518,511
                                                      -----------   -----------

       Total liabilities and stockholder's equity     $ 4,143,540   $ 4,779,960
                                                      ===========   ===========

                 U.S. Opportunity Search, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the six months ended June 30,
                                  (unaudited)55

                                         Six Months Ended           Three Months Ended
                                              June 30                     June 30
                                     -------------------------   -------------------------
                                         1996          1995          1996          1995
                                     -----------   -----------   -----------   -----------
Revenues                             $   107,385                 $    33,027   $      --
Cost of sales                             73,028                      20,502          --
                                     -----------   -----------   -----------   -----------
Gross profit                              34,357          --          12,525          --
                                     -----------   -----------   -----------   -----------

Selling, general and
   administrative expense                840,259       253,500       424,070       140,011
Research and development
   expense                                63,773                      25,975
                                     -----------   -----------   -----------   -----------

   Loss from operations                 (869,675)     (253,500)     (437,520)     (140,011)
                                     -----------   -----------   -----------   -----------


Other income and expense
   Interest income                        42,711        18,952        18,997        10,102
   Other income                           72,926                      65,000
   Minority interest in net loss of
    subsidiaries                         106,246                      39,173
                                     -----------   -----------   -----------   -----------

   NET LOSS                          $  (647,792)  $  (234,548)  $  (314,350)  $  (129,909)
                                     ===========   ===========   ===========   ===========

Loss per share                       $     (0.14)  $     (0.08)  $     (0.07)  $     (0.05)

Weighted average shares
   outstanding                         4,503,000     2,850,000     4,550,000     2,850,000

                 U.S. Opportunity Search, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                     Six Months Ended           Three Months Ended
                                                         June 30                      June 30
                                                -------------------------   -------------------------
                                                   1996           1995         1996          1995
                                                -----------   -----------   -----------   -----------
Cash flows from operating activities
  Net loss                                      $  (647,792)  $  (234,548)  $  (314,350)  $  (129,909)
  Adjustment to reconcile net loss to net cash
  used in operating activities
    Amortization of excess of purchase price
      over tangible net assets                      114,772          --          57,387          --
    Amortization and depreciation                     1,894        19,512           947          --
    Loss applicable to minority interest            (91,346)         --         (24,273)         --
    Compensation expense                            130,000          --          65,000          --
    Changes in assets and liabilities
      (Increase) in other assets                     (3,138)         (213)         --         (89,509)
      (Increase) in accounts receivable              (3,049)         --           7,244          --
      (Increase) in inventories                     (12,400)         --          (2,538)         --
      Decrease in prepaid other assets              (20,706)         --         (21,633)         --
      Increase in accounts payable                   (8,386)         --         (45,561)         --
      (Decrease) increase in accrued expenses       (18,896)       12,494        (8,892)        4,783
      Increase in loans receivable                     --        (107,584)         --
                                                -----------   -----------   -----------   -----------
    Net cash used in operating activities          (559,047)     (310,339)     (286,669)     (214,635)
                                                -----------   -----------   -----------   -----------

Cash flows from investing activities
  Capital expenditures                             (102,477)         --         (18,502)         --
                                                -----------   -----------   -----------   -----------

    Net cash used in investing activities          (102,477)         --         (18,502)         --
                                                -----------   -----------   -----------   -----------

Cash flows from financing activities
  Net proceeds form issuance of common stock                           58                        --
  Paid in capital                                                  65,777                        --
  Offering costs                                                   (5,609)                       --
  Proceeds from issuance of debt                                  439,202                     264,239
  (Repay) Loans from stockholders                                 (45,484)                    (55,598)
  Deferred offering costs                                         (59,865)         --            --
                                                -----------   -----------   -----------   -----------
    Net cash provided by financing activities          --         394,079          --         208,641
                                                -----------   -----------   -----------   -----------

    NET (DECREASE) INCREASE IN CASH
      AND CASH EQUIVALENTS                         (661,524)       83,740      (305,171)       (5,994)

Cash and cash equivalents at beginning of year    2,331,639        13,920     1,975,286       103,654
                                                -----------   -----------   -----------   -----------

Cash and cash equivalents at end of year        $ 1,670,115   $    97,660   $ 1,670,115   $    97,660
                                                ===========   ===========   ===========   ===========

                 U.S. Opportunity Search, Inc. and Subsidiaries

             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER EQUITY

                    For the year ended December 31, 1995 and
                       the six months ended June 30, 1996

                                            Common Stock        Additional
                                         -------------------      paid-in                    Unearned
                                         Shares       Amount      capital       Deficit    compensation      Total
                                      -----------  -----------  -----------   -----------  ------------   -----------
Balance, December 31, 1994              2,792,500  $     2,793  $   284,740   $  (166,993)                $   120,540

Private Placement of units                 57,500           57       65,258                                    65,315

Proceeds from public offering net of
    $277,743 in offering costs          1,500,000        1,500    4,821,027                                 4,822,527

Shares issued to the Advisory
    Committee                             130,000          130      519,870                    (520,000)         --
    Compensation Expense                                                                        129,960       129,960
Net loss for the year ended December
    31, 1995                                                                     (619,831)                   (619,831)
                                      -----------  -----------  -----------   -----------   -----------   -----------
                                        4,480,000        4,480    5,690,895      (786,824)     (390,040)    4,518,511

Shares issued to Consultant                70,000           70          (70)

Compensation expense                                                                            130,000       130,000
Net loss for the six months ended
    June 30, 1996                                                                (647,792)                   (647,792)
                                      -----------  -----------  -----------   -----------   -----------   -----------
Balance, June 30, 1996                  4,550,000  $     4,550  $ 5,690,825   $(1,434,616)  $  (260,040)  $ 4,000,719
                                      ===========  ===========  ===========   ===========   ===========   ===========

                 U.S. Opportunity Search, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Accounting Policies

          The unaudited interim financial statements of U.S. Opportunity Search, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of June 30, 1996, and the results of operations, changes in stockholders' equity and cash flows for the six-month periods ended June 30, 1996 and 1995, respectively.

          The results reported for the six-month period ended June 30, 1996 are not necessarily indicative of the results of operations which may be expected for a full year.

Note 2 - Spintech Acquisition

          On September 24, 1994, the Company entered into an agreement with Spintech, Inc. ("Spintech") to acquire 65% of the Spintech's stock on a fully-diluted basis. Spintech has developed various patented products for use by healthcare providers and had limited sales of the first of these products, known as "TAPS," which sterilize, destroy, and encapsulate certain medical waste. The encapsulated waste can then be discarded as unregulated waste.

          In November 1995, the Company completed the purchase of 65% of Spintech's outstanding stock on a fully diluted basis for $2,700,000. The Company paid $2,026,495, which represents the $2,700,000 less amounts advanced to Spintech amounting to $632,500 plus interest of $41,005. The acquisition has been recorded using the purchase method of accounting. The excess of the aggregate purchase price over the net tangible assets acquired was allocated to patents and is being amortized over ten years. The operating results of Spintech have been included in the Company's consolidated financial statements since the date of acquisition. Therefore, only the June 30, 1996 consolidated financial statements include the operating results of Spintech.

                 U.S. Opportunity Search, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1996

(Note 2 continued)

          The Company also holds a series of annual options to purchase, for a nominal amount, an additional 3% of Spintech's outstanding shares following each of the first five fiscal years commencing after the closing of the stock purchase (or an aggregate of 15% of such shares if all of the options are exercised). Each option is exercisable only if Spintech does not achieve a specified pretax profit target as defined in the applicable fiscal year. In addition, the Company has agreed to provide a one-year revolving working capital line of credit for Spintech in the amount of $500,000 bearing interest at the rate of 8% per annum.

Note 3 - Shareholder's Agreement

On March 12, 1995, the Company entered into a shareholder's agreement to form Princeton, PMC, Inc., a corporation, to engage in the marketing and sales of dental products. The Company has contributed $85,000 for 200 shares of this entity representing a two-thirds ownership.

Item 2. Management's Discussion and Analysis or Plan of Operation

               The Company acquired a 65% equity interest in Spintech during November 1995 and founded Princeton, PMC as a 66(2)/(3)% owned subsidiary during March 1996. Therefore Spintech and Princeton, PMC's operating results are not reflected in the three months and six months ended June 30, 1995.

          Three Months Ended June 30, 1996 compared with the Three Months Ended June 30, 1995

               Revenues for the three months ended June 30, 1996 were $33,027, reflecting sales of Spintech's "TAPS" units and related accessories. No sales were recorded in the comparable period in 1995, which occurred prior to the date of the Company's acquisition of an equity interest in Spintech.

               Cost of goods sold were $20,502, reflecting the costs associated with sales of "TAPS" units and accessories. No costs were incurred in the prior year.

               Selling, general and administrative expenses increased to $424,070 in 1996 from $140,011 in 1995, an increase of $284,059 (203%)
          reflecting, primarily, new selling general and administrative expenses of $198,800 at Spintech and Princeton, PMC, not reflected in the Company's financial statement for the prior year, amortization of deferred compensation expense of $65,000 and additional marketing and administrative expenses as the Company geared up for expected higher levels of operations.

               Research and development costs were $25,975 reflecting primarily activities at Spintech.

               Interest Income increased to $18,818 in 1996 from $10,102 in 1995 and increase of $8.716, reflecting interest earned on the remaining proceeds of the Company's public offering. Other income consisted of the proceeds from the settlement of a judgment obtained by Spintech for costs incurred in its successful defense of a patent infringement suit.

          Six Months Ended June 30, 1996 compared with the Six Months Ended June 30, 1995

               Revenues for the six months ended June 30, 1996 were $107,385, reflecting sales of Spintech's "TAPS" units and related accessories. No sales were recorded in the comparable period in 1995, which occurred prior to the date of the Company's acquisition of an equity interest in Spintech.

               Cost of goods sold were $73,028, reflecting the costs associated with sales of "TAPS" units and accessories. No costs were incurred in the prior year.

               Selling, general and administrative expenses increased to $840,259 in 1996 from $253,500 in 1995, an increase of $586.759
          ($231%) reflecting, primarily, new selling general and administrative expenses of $374,129 at Spintech and Princeton, PMC, not reflected in the Company's financial statement for the prior year, amortization of deferred compensation expense of $130,000 and additional marketing and administrative expenses as the company geared up for expected higher levels of operations.

               Research and development costs were $63,773 reflecting primarily activities at Spintech.

               Interest Income increased to $42,711 in 1996 from $18,952 in 1995 an increase of $23.759, reflecting interest earned on the proceeds of the Company's public offering. Other income consisted primarily of the proceeds from the settlement of a judgment obtained by Spintech for costs incurred in its successful defense of a patent infringement suit.

          Liquidity and Capital Resources

          At June 30, 1996, the Company's working capital was $1,670,115, primarily reflecting the balance remaining of the net proceeds of $4,822,527 received on consummation of the 1995 public offering, of which $2,700,000 was used to purchase a 65% equity interest in Spintech. The 1995 public offering also allowed the Company to pay its outstanding indebtedness and provided the capital resources necessary to funds its operation.

                            Part II Other Information

Item 6.   Exhibits and reports on Form 8-K
          (a)  Exhibits: None
          (b)  Reports on Form 8-K:

               The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        U. S. OPPORTUNITY SEARCH, INC.
                                                    (Registrant)


                                        By: Leonard Osser
                                        --------------------------------------
Dated: August 14, 1996                  LEONARD OSSER
                                        President, Chief Executive Officer and
                                        Chief financial and Accounting Officer