Form 10QSB
period 1996-09-30
U S OPPORTUNITY SEARCH INC
filed 1996-11-14
CIK 855683

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-QSB
(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1996.

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to __________

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

Yes |X|    No |_|

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date

      As of November 11, 1996 the Registrant had a total of 4,610,000 outstanding shares of Common Stock, par value, $.001 per share

                          U.S. Opportunity Search, Inc.

                    Index to quarterly Report on Form 10-QSB
                Filed with the Securities and Exchange Commission
                  for the Nine Months Ended September 30, 1996

                                                                    Page Number

Part I.     Financial Information.............................................3

   Item 1:  Financial Statements (unaudited)..................................3

            Consolidated balance sheets as of September 30,
            1996 and
            December 31, 1995.................................................3

            Consolidated statements of operations for the
            three months
            and nine months ended September 30, 1996 and 1995.................4

            Consolidated statements of cash flows for the
            three months
            ended September 30, 1996 and 1995.................................5

            Consolidate statement of changes in stockholder
            equity for the year ended December 31, 1995 and the nine
            months ended September 30, 1996 ..................................6

            Notes to Financial Statements.....................................7

   Item 2:  Management's Discussion and Analysis or Plan of
                Operation.....................................................9

PART II     Other Information................................................11

SIGNATURES  .................................................................12

                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

               U. S. Opportunity Search, Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                                 (unaudited)

                                                   September 30,   December 31,
                     ASSETS                            1996            1995
                                                   -------------   ------------

CURRENT ASSETS
    Cash and cash equivalents                      $   1,386,133   $  2,331,639
    Accounts receivable                                   28,277          5,759
    Inventories                                           67,040         92,346
    Prepaid other assets                                  88,735          5,178
                                                   -------------   ------------
             Total current assets                      1,570,185      2,434,922

    Property and equipment, net                          188,870         74,178

    Patents                                            2,097,202      2,269,360
    Other assets                                             550          1,500
                                                   -------------   ------------
             Total assets                          $   3,856,807   $  4,779,960
                                                   =============   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                                      78,357     $   54,320
    Accrued Expenses                                      31,580         29,561
                                                   -------------   ------------

             Total current liabilities                   109,937         83,881
                                                   -------------   ------------

MINORITY INTEREST                                         17,430        177,568

STOCKHOLDERS' EQUITY
    Common stock, par value $.001; authorized,
    10,000,000 shares; issued and outstanding,
    4,610,000 shares                                       4,610          4,480
    Additional paid-in Capital                         6,073,265      5,690,895
    Deficit                                         ( 2,153,395)    (  786,824)
    Unearned Compensation                            (  195,040)    (  390,040)
                                                   -------------   ------------
             Total stockholders' equity                3,746,870      4,696,079
                                                   -------------   ------------

             Total liabilities and
             stockholder's equity                  $   3,856,807     $4,779,960
                                                   =============     ==========

                U.S. Opportunity Search, Inc. and Subsidiaries

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the nine months ended September 30,
                                 (unaudited)


                                 Nine Months Ended          Three Months Ended
                                   September 30,               September 30,
                                 -----------------          ------------------
                                 1996         1995         1996        1995
Revenues                     $   154,856   $      --     $    47,471   $      --
Cost of sales                     96,243          --          23,215          --
                             -----------   -----------   -----------   -----------
Gross profit                      58,613          --          24,256          --
                             -----------   -----------   -----------   -----------
Selling, general and
   administrative expense      1,631,329       377,375       791,070       123,875
Research and development
   expense                        98,710          --          34,937          --
                             -----------                 -----------

   Loss from operations       (1,671,426)     (377,375)     (801,751)     (123,875)


Other income and expense
   Interest income                56,888        32,671        14,177        13,719
   Other income                   72,926          --            --            --
   Minority interest in net
loss of
    subsidiaries                 175,040          --          68,794          --
                             -----------   -----------   -----------   -----------
   NET LOSS                  $(1,366,572)  $  (344,704)  $  (718,780)  $  (110,156)
                             ===========   ===========   ===========   ===========

Loss per share               $     (0.30)  $     (0.12)  $     (0.16)  $     (0.04)

Weighted average shares
   outstanding                 4,557,333     2,850,000     4,610,000     2,850,000


----------
See Notes to Consolidated Financial Statements

                 U.S. Opportunity Search, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                  Nine Months Ended         Three Months Ended
                                                     September 30              September 30
                                                  -----------------         ------------------
                                                   1996         1995           1996       1995
                                                   ----         ----           ----       ----
Cash flows from operating activities
  Net loss                                      $(1,366,572)  $(344,704)  $  (718,780)  $(110,156)
  Adjustment to reconcile net loss to net cash
  used in operating activities
    Amortization of excess of purchase price
      over tangible net assets                      172,158        --          57,386        --
    Amortization and depreciation                     2,841      28,362           947       8,850
    Loss applicable to minority interest           (175,040)       --         (68,794)       --
    Compensation expense                            577,500        --         447,500        --
    Changes in assets and liabilities
     (Increase) in other assets                         950        (239)        4,088     (12,941)
     (Increase) in accounts receivable              (22,518)       --         (19,469)       --
     (Increase) in inventories                       25,306        --          37,706        --
     Decrease in prepaid other assets               (83,557)       --         (62,851)
     Increase in accounts payable                    24,037        --          32,423         650
     (Decrease) increase in accrued expenses          2,019      (7,365)       20,918      14,975
     Increase in loans receivable                      --      (291,999)         --      (171,500)
                                                -----------   ---------   -----------   ---------
    Net cash used in operating activities          (842,876)   (615,945)     (268,926)   (270,122)
                                                -----------   ---------   -----------   ---------

Cash flows from investing activities
  Capital expenditures                             (117,533)       --         (15,056)       --
                                                -----------   ---------   -----------   ---------

    Net cash used in investing activities          (117,533)       --         (15,056)       --
                                                -----------   ---------   -----------   ---------

Cash flows from financing activities
  Net proceeds form issuance of common stock              1          58          --          --
  Paid in capital                                    14,902      (9,145)         --       (15,057)
  Offering costs                                       --        (5,609)         --          --
  Proceeds from issuance of debt                       --       532,621          --        93,419
  (Repay) Loans from stockholders                      --        87,000          --        97,000
  Deferred offering costs                              --          --            --          --
                                                -----------   ---------   -----------   ---------
    Net cash provided by financing activities        14,903     604,925          --       175,362
                                                -----------   ---------   -----------   ---------

    NET (DECREASE) INCREASE IN CASH
      AND CASH EQUIVALENTS                         (945,506)    (11,020)   (283,982))     (94,760)

Cash and cash equivalents at beginning of year    2,331,639      13,920     1,670,115      97,660
                                                -----------   ---------   -----------   ---------

Cash and cash equivalents at end of year        $ 1,386,133   $   2,900   $ 1,386,133   $   2,900
                                                ===========   =========   ===========   =========

                 U.S. Opportunity Search, Inc. and Subsidiaries

             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER EQUITY

                    For the year ended December 31, 1995 and the nine months ended September 30, 1996

                                            Common Stock         Additional
                                      ------------------------     paid-in                    Unearned
                                         Shares       Amount       capital       Deficit     compensation    Total
                                      ----------   -----------   -----------   -----------   -----------   ----------
Balance, December 31, 1994             2,792,500   $     2,793   $   284,740   $  (166,993)                $  120,540

Private Placement of units                57,500            57        65,258                                   65,315

Proceeds from public offering net of
    $277,743 in offering costs         1,500,000         1,500     4,821,027                                4,822,527

Shares issued to the Advisory
    Committee                            130,000           130       519,870                    (520,000)         --
    Compensation Expense                                                                         129,960      129,960
Net loss for the year ended December
    31, 1995                                                                      (619,831)                  (619,831)
                                      ----------   -----------   -----------   -----------   -----------   ----------
                                       4,480,000         4,480     5,690,895      (786,824)     (390,040)   4,518,511

Shares issued to Consultant              130,000           130       382,370                                  382,500

Compensation expense                                                                             195,000      195,000
Net loss for the nine months ended
    September 30, 1996                                                          (1,366,572)                (1,366,572)
                                      ----------   -----------   -----------   -----------   -----------   ----------

Balance, September 30, 1996            4,610,000   $     4,610   $ 6,073,265   $(2,153,396)  $  (195,040)  $3,729,439
                                      ----------   -----------   -----------   -----------   -----------   ==========

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

      In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of September 30, 1996, and the results of operations, changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 1996 and 1995, respectively.

      The results reported for the nine-month period ended September 30, 1996 are not necessarily indicative of the results of operations which may be expected for a full year.

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

      In November 1995, the Company completed the purchase of 65% of Spintech's outstanding stock on a fully diluted basis for $2,700,000. The Company paid $2,026,495, which represents the $2,700,000 less amounts advanced to Spintech amounting to $632,500 plus interest of $41,005. The acquisition has been recorded using the purchase method of accounting. The excess of the aggregate purchase price over the net tangible assets acquired was allocated to patents and is being amortized over ten years. The operating results of Spintech have been included in the Company's consolidated financial statements since the date of acquisition. Therefore, only the September 30, 1996 consolidated financial statements include the operating results of Spintech.

                 U.S. Opportunity Search, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996
(Note 2 continued)

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

Item 2. Management's Discussion and Analysis or Plan of Operation

            The Company acquired a 65% equity interest in Spintech during November 1995 and founded Princeton, PMC as a 66(2)/(3)% owned subsidiary during March 1996. Therefore Spintech and Princeton, PMC's operating results are not reflected in the three months and nine months ended September 30, 1995.

      Three Months Ended September 30, 1996 compared with the Three Months Ended September 30, 1995

            Revenues for the three months ended September 30, 1996 were $47,471, reflecting sales of Spintech's "TAPS" units and related accessories. No sales were recorded in the comparable period in 1995, which occurred prior to the date of the Company's acquisition of an equity interest in Spintech.

            Cost of goods sold were $23,215, reflecting the costs associated with sales of "TAPS" units and accessories. No costs were incurred in the prior year.

            Selling, general and administrative expenses increased to $791,070 in 1996 from $123,785 in 1995, an increase of $667,285 (539%) reflecting, primarily, new selling general and administrative expenses of $181,734 at Spintech and Princeton, PMC, not reflected in the Company's financial statement for the prior year, amortization of deferred compensation expense of $65,000, compensation to a consultant of $382,500 and additional marketing and administrative expenses as the Company geared up for expected higher levels of operations.

            Research and development costs were $34,937 reflecting primarily activities at Spintech.

            Interest Income increased to $14,177 in 1996 from $13,719 in 1995 and increase of $458, reflecting interest earned on the remaining proceeds of the Company's public offering.

      Nine Months Ended September 30, 1996 compared with the Nine Months Ended September 30, 1995

            Revenues for the nine months ended September 30, 1996 were $154,856, reflecting sales of Spintech's "TAPS" units and related accessories. No sales were recorded in the comparable period in 1995, which occurred prior to the date of the Company's acquisition of an equity interest in Spintech.

            Cost of goods sold were $96,243, reflecting the costs associated with sales of "TAPS" units and accessories. No costs were incurred in the prior year.

            Selling, general and administrative expenses increased to $1,631,329 in 1996 from $377,375 in 1995, an increase of $1,253,954 (332%)
      reflecting, primarily, new selling general and administrative expenses of $530,569 at Spintech and Princeton, PMC, not reflected in the Company's financial statement for the prior year, amortization of deferred compensation expense of $195,000 compensation to a consultant of $382,500 and additional marketing and administrative expenses as the company geared up for expected higher levels of operations.

            Research and development costs were $98,710 reflecting primarily activities at Spintech.

            Interest Income increased to $56,888 in 1996 from $32,671 in 1995 an increase of $24,217, reflecting interest earned on the proceeds of the Company's public offering. Other income consisted primarily of the proceeds from the settlement of a judgment obtained by Spintech for costs incurred in its successful defense of a patent infringement suit.

      Liquidity and Capital Resources

      At September 30, 1996, the Company's working capital was $1,386,133, primarily reflecting the balance remaining of the net proceeds of $4,822,527 received on consummation of the 1995 public offering, of which $2,700,000 was used to purchase a 65% equity interest in Spintech. The 1995 public offering also allowed the Company to pay its outstanding indebtedness and provided the capital resources necessary to funds its operation.

                            Part II Other Information

Item 6.  Exhibits and reports on Form 8-K
         (a)  Exhibits: None
         (b)  Reports on Form 8-K:

               The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                   Signatures

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          U. S. OPPORTUNITY SEARCH, INC.
                                                   (Registrant)



                                          ---------------------------------
Dated: November 11, 1996                        LEONARD OSSER
                                          President, Chief Executive Officer and
                                          Chief financial and Accounting Officer