Form 10KSB40
period 1996-12-31
U S OPPORTUNITY SEARCH INC
filed 1997-03-31
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

     For the Fiscal Year ended December 31, 1996

|_| Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

     For the transition period from _______________ to _______________

     Commission File Number 0-26284

                           Milestone Scientific Inc.
                           -------------------------
                 (Name of Small Business Issuer in its Charter)

           Delaware                                      11-309811
  ----------------------------                        ----------------
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization                     Identification No.)

    220 South Orange Avenue, Livingston Corporate Park, Livingston, NJ 07039
    ------------------------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                    Issuer's telephone number (201) 535-2717

Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of Each Exchange
  Title of Each Class                                   on Which Registered
  -------------------                                   -------------------
                                      None

Securities Registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No _|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      For the year ended December 31, 1996, the revenues of the registrant were $302,388.

      The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing price on the Nasdaq SmallCap Market on March 27, 1997 was approximately $15,625,674.

      As of March 27, 1997, the registrant has a total of 5,555,612 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.  Description of Business

      All references in this report to the Company refer to Milestone Scientific Inc. (formerly U.S. Opportunity Search, Inc.), its wholly owned subsidiaries, Princeton PMC, Inc. ("Princeton PMC") and Sagacity I, Inc., doing business in the United States as the Wisdom Toothbrush Co. ("Wisdom"), and its 65% owned subsidiary, Spintech, Inc. ("Spintech"), unless the context otherwise indicates.

Forward-Looking Statements

      Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of the Company's early stage operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

General

      The Company develops, manufactures, markets and sells equipment and related disposable or consumable items and other products for use primarily by the dental practitioner. Company products focus on practitioner efficiency, patient comfort, infection control and medical waste disposal. The principal products of the Company include: (i) the Sharps Disposal System ("SDS"), a heat activated sterilizer that, on-site, converts needles, syringes and other "sharps" into sterile plastic blocks for disposal, which the Company began selling in November 1996; (ii) "SplatrFree(TM)" disposable prophy angles and related consumable products for use in dental prophylaxis procedures which the Company began selling commercially in the first quarter of 1997; (iii) "The Wand(TM)", a computer controlled "painless" injection system enabling the practitioner to more quickly and effectively anesthetize patients in certain dental applications, which the Company plans to introduce at the Fall 1997 American Dental Association Trade Show; and (iv) clinically oriented dental products, including the "Wisdom" line of toothbrushes, flosses and other prophylaxis products, which the Company has been selling since the acquisition of Wisdom in December 1996. The Company markets its products using a clinically oriented catalog for the dentist practitioner, a dealer network and the Wisdom distribution system, to approximately 15,500 dentists and 2,000 other accounts. "The Wand(TM)" and SDS are covered by United States patents.

      The Company was organized in August 1989 under the laws of Delaware. On November 3, 1995, the Company completed a public offering of Common Stock for aggregate proceeds of $6,000,000 (the "Offering") and consummated the acquisition of 65% of the outstanding shares of common stock of Spintech for an aggregate purchase price of $2,700,000. Spintech developed and owns the rights to various products used by healthcare providers, including the SDS and its predecessor, a thermal activated plastic sterilizer ("TAPS"), and has registered various patents and trademarks related to these products. In March 1996, the Company, together with Gregory Volok, the Company's Executive Vice President, founded Princeton PMC as a marketing company. The Company acquired the outstanding shares of Princeton PMC common stock owned by Mr. Volok in December 1996, making Princeton PMC a wholly owned subsidiary. In December 1996, the Company acquired Wisdom and obtained United States distribution rights to the Wisdom line of toothbrushes and prophylaxis products. On March 13, 1997, the Company completed a private placement of units in which it received gross proceeds of $4,022,500 (the "Private Placement"). The Company maintains its executive offices at 220 South Orange Avenue, Livingston Corporate Park, Livingston, New Jersey 07039, and its telephone number is (201) 535-2717.

Products

      "The Wand,(TM)" Computer Controlled Anesthetic Injection System. "The Wand(TM)" is a computer controlled local anesthetic injection delivery system developed by the Company. The Company believes "The Wand(TM)" overcomes the typical problems of conventional anesthetic injections. "The Wand's(TM)" slim pencil-like shape is more functional to the user and less ominous in appearance to the patient. The pencil grip provides a greater level of stability for the user by preventing antagonistic movements between the patient and the practitioner during needle placement, a positioning control not possible with syringes currently in use. A computer driven infusion machine operated by the standard air controlled foot pedal provides the precision flow necessary for painless local anesthesia. "The Wand(TM)" provides a highly controlled rate of emission of anesthetic solution in advance of the needle point. Since the anesthetic numbs nerve cells immediately on contact, the controlled rate of fluid emission deadens the path of the needle immediately ahead of the needle's entry. The controlled rate substantially eliminates the so-called "bee sting" effect, which is pain associated with the sudden build-up of pressure by the too rapid flow rate of expelled fluids. Because "The Wand(TM)" uses a disposable syringe and needle, the Company believes it will offer protection against cross-contamination.

      In many procedures, "The Wand(TM)" more quickly anesthetizes by eliminating the need for preliminary pain blocking injections and the waiting time required to see if this injection has taken effect before further anesthetic injections. The Company believes that "The Wand(TM)" will enable a dentist to provide painless injections, increase productivity, be more sanitary and will provide important competitive advantages for dentists trying to build and maintain their practices. While designed for use in dentistry, "The Wand(TM)" may also have uses in proctology, gynecology, urology and possibly dermatology and plastic surgery. To date, the Company has focused its marketing of "The Wand(TM)" exclusively on the dental market

      Although many dentists sometimes give painless injections, it is almost impossible for them to do so regularly using conventional techniques. Dentists do not have a strong purchase point or fulcrum against which they may guide their hand when inserting a needle or while making the injection. The resulting uncontrolled movement of the needle frequently can be painful to the patient. Although the dentist is taught to inject slowly, present devices also do not allow full control of the rate of flow. Thus, the needle often enters tissue which has not yet been anesthetized.

      A pre-production prototype of "The Wand(TM)" has been clinically tested on over 1,000 patients. Ninety-six percent of those tested report a "painless" or significantly less painful procedure than standard procedures. The Company has not produced production line models of "The Wand(TM)" or made arrangements for its production. On July 12, 1996, the FDA cleared the "The Wand(TM)" for marketing in the United States for dentistry.

      Sharps Disposal System. The disposal of hypodermic and other needles, scalpel blades and other cutting or puncturing devices ("sharps") and other medical waste is subject to extensive regulation by OSHA under the "Blood Borne Pathogen Standards" and by various federal and state environmental protection agencies. Dental and medical practitioners and institutions now generally rely on pick-up or mail-in services to satisfy the regulatory requirements. Despite this reliance, they face growing concern and vulnerability because of the lack of assurance as to the proper handling and processing of this waste by such services. Stories of polluted beaches and other areas from improperly disposed of syringes and needles have become regular news. Also, these methods force clinicians to store potentially infectious or noisome material in their offices until pick-up and to deal with the growing cost of these disposal services. Additionally, both regulations and the threat of civil or criminal liability for improper disposal mandate extensive record-keeping as to the methods used for disposal and the identification of the disposed products. The Company's SDS allows dental and medical practitioners and institutions to utilize a safe and effective in-office method for disposing of sharps. Further, the Company believes the SDS provides important protection against future liability from the mishandling of sharps after removal from a dentist's premises by a waste hauler and can reduce the time during which dentists keep sharps on their premises and potential liability in connection therewith.

      The principal component of the SDS is a heat processor which raises the temperature of sharps to 410(degree)F, well above sterilization levels, while transforming the syringes, plastic SDS sharps container and SDS indicator disk into an encapsulating bath of molten plastic during a four-hour operating cycle. To provide added plastic fill material required by users of the unit, the Company sells "SDS indicator disks:" plastic disks that will not melt until temperatures well in excess of sterilization levels are reached. The SDS processor can accommodate a sharps container holding 30 to 40 typical syringes and needles. After processing, the sharps emerge encapsulated in molten plastic in the shape of a solid cylindrical block approximately one-fourth the original size of the sharps, syringes and other material placed in the SDS processor. The EPA does not regulate the processing unit and regulation of the medical waste stream is now at the state level. EPA guidelines, adopted under the Medical Waste Tracking Act, require that for medical waste to be discarded as ordinary trash it must: (a) be sterilized, (b) offer visible proof of sterilization, (c) be unrecognizable, and
(d) be non-reusable. The Company believes that the SDS meets all these guidelines, as well as similar guidelines in certain states, because of its heat sterilization process, the verification thereof through the change in shape and size of the indicator disc and sharps container and the syringes, becoming unrecognizable and non-reusable as part of the waste stream emanating from the SDS solid block. State, local and foreign regulation of medical waste and processing units like the SDS are the subject of extensive, varying regulation. Some of the state, local and foreign and regulatory schemes are similar to the EPA guidelines. The Company believes the sale and use of the SDS unit and the disposal of the medical waste after processing by the SDS unit can be made in some states, localities and foreign jurisdictions. However, because of the extensive regulation, some of which addresses the technology of SDS unit, the user of the unit the processed waste and some or all of these aspects, no assurance can be given that the SDS unit will be available for sale in a particular jurisdiction or may be used by a purchaser, and no assurance can be given that the Company will generate any significant revenues from this product in the future.

      The SDS is an outgrowth and improved version of the thermal activated plastic sterilizer or TAPS unit initially developed by Spintech and sold in an extensive "beta" testing program until the introduction of the SDS. When using the TAPS the dentist filled a metal transporter with sharps and syringes, then unlocked and removed a plastic safety cover on the transporter and finally inserted the transporter in the processor. In the new system, sharps and syringes are placed in plastic SDS containers (or other compatible sharps containers), which containers are then inserted directly into the processor, thus eliminating the need for the separate metal sharps transporter. The SDS also operates at higher processing temperatures and is capable of handling larger loads than the earlier TAPS units. Additionally, the SDS processor also has a larger disposable filter and handles that remain cool during the heating cycle. The SDS processor unit provides greater odor control, and reduces the incidence of incomplete melt experienced with some TAPS units.

      The Company has also done preliminary design work or developed prototypes of modified SDS units to meet the special needs of certain market segments, for example, the consumer and homecare market. The Company has not yet completed market studies to determine whether demand justifies the cost of introducing any of these special purpose SDS processors. In November 1996 the Company entered into a contract to develop for Biotronix Laboratories, Inc. ("Biotronix"), a new mini-waste disposal system for use by visiting nurses, diabetics, emergency service vehicles and others involved in a home health care environment. Biotronix has agreed to pay for the development cost of this product, up to a maximum of $125,000 of which $50,000 has been paid. Biotronix has been granted a worldwide non-transferable license to make, use and sell this product, for the life of the governing patent for a royalty of 6% of gross sales.

      "SplatrFree(TM)" Prophy Angles. Prophy angles are dental drill accessories incorporating a cup-like tip moving at high rotational speeds which are used by dentists and oral hygienists in teeth cleaning and other prophylaxis procedures. Prophy angle tips frequently cause splattering of saliva, particulate matter and possibly pathogens onto the dentist, hygienist, dental tools and surrounding surfaces. The "SplatrFree(TM)" prophy angle has a unique tip design that substantially eliminates splattering. The "SplatrFree(TM)" prophy angle is available in disposable models. The Company believes that its prophy angle can improve dental office infection control and hygiene by reducing the spread of infection from patient to patient and from patient to dentist or hygienist. In November 1995, 104 pre-production prototype exemplars of the prophy angle, accompanied by a questionnaire, were distributed to 12 dentists and oral hygienists for trials. In response to the questionnaire, all 12 dentists and oral hygienists indicated that the prophy angles they currently use cause heavy or moderate splattering. Three of those surveyed indicated that use of the Company's prophy angle eliminated splattering, while seven of those surveyed indicated that use of the prophy angle reduced splattering noticeably. One dental practitioner surveyed indicated that the prophy angle reduced splattering only slightly and another indicated that no reduction in splattering was observed. On February 8, 1996 the FDA responded to the Company's 510(k) Premarket Notification and issued an order clearing the prophy angle for marketing in the United States.

      Clinically Oriented Dental Products; "Wisdom(TM)". In addition to the proprietary products of the Company, since December 1996 the Company has sold to dentists a line of clinically oriented dental prophylaxis products which include the Wisdom line of dentist distributed toothbrushes, flosses and other prophylaxis products, hand instruments, fluoride treatment products and topical anesthetics. The clinical line is designed for use in a wide variety of dental prophylaxis and periodontal procedures. All of these products are manufactured by other companies, and the Company acquires them for resale through a variety of means, including acting as exclusive and non-exclusive marketing agent, purchasing bulk product for resale, and purchasing standard products for private labeling.

Manufacturing and Sources of Supply

      All of the Company's SDS processing units have been manufactured by Arbutus, Inc., ("Arbutus") a domestic manufacturer, in accordance with detailed specifications provided by the Company. However, the Company has no on-going agreement with Arbutus for the manufacture of its units. Based on its relationship with Arbutus, the Company expects Arbutus to continue to remain available for manufacture of the SDS processing units. Team Technologies, Inc. ("TTI") produces SDS indicator disks for the Company and Winfield Medical, Inc. will produce SDS sharps plastic containers recommended and offered by the

Company for use with the SDS. The Company has no on-going agreement regarding these manufacturing arrangements with either TTI or Winfield Medical, Inc. Termination of the Company's manufacturing relationship with Arbutus, or other interruption or curtailment of the Company's supply of units could adversely affect the Company.

      All "SplatrFree(TM)" prophy angles have been produced for the Company by TTI pursuant to an agreement entered into in July 1995. Prototype prophy angles were produced in a single cavity mold purchased by the Company for $7,000. Commercial quantities of prophy angles will be produced utilizing a 16-cavity production mold capable of producing more than 30,000 prophy angles per day, purchased by the Company at a cost of $72,000. Quality control problems experienced at TTI on initial use of the production mold prevented it from delivering commercially acceptable product to the Company through the end of 1996. Small modifications to TTI production molds, however, permitted commercial delivery of prophy angles to begin in the first quarter of 1997.

      In April 1996, Wisdom entered into an Exclusive Distributorship Agreement (the "Distributorship Agreement") with Wisdom Toothbrushes Limited ("WTL") appointing Wisdom as the exclusive distributor of the Wisdom line of dentist distributed toothbrushes, flosses and other prophylaxis products in the United States of America, various United States territories, Canada and certain other smaller markets. The Distributorship Agreement may be terminated by either party, commencing in April 1999, on twelve months prior written notice. The Distributorship Agreement now covers approximately 32 products. WTL may terminate the agreement if Wisdom fails to purchase certain specified minimums, unless Wisdom reimburses WTL for its unrecovered overhead and profit margin in the underage.

Marketing

      The Company markets its products directly to users through a dealer network of domestic and foreign independent sales agencies and persons and manufacturer representatives, the Wisdom distribution system and a clinically oriented catalog for the dentist practitioner. The Company promotes its products using trade advertising, direct mail and attendance at dental trade shows. The Company estimates that it sells through Wisdom to approximately 15,500 dentists and 2,000 other accounts utilizing four salesmen. The Company intends to introduce "The Wand(TM)" at the Fall 1997 American Dental Association Trade Show and thereafter market it directly. The clinically oriented dental prophylaxis products generally are sold using the Wisdom distribution system. The Company plans to use Wisdom to help market the "SplatrFree(TM)" prophy angle, and in the future it may use the Wisdom distribution system for marketing its other proprietary products. The Company currently markets its products primarily in the United States.

      The SDS and its precursor, TAPS, is sold primarily to dentists for use in their offices. The Company sells the SDS unit to independent distributors for $450 to $600. For use with the SDS, the Company also sells supplies of the SDS indicator disks and sharps containers. During the year ended December 31, 1996, the Company's sales of TAPS and SDS units and related disposable items to Wisdom (before it was acquired by the Company) accounted for 38.2% of the sales for the period. Wisdom was the only customer of the Company which accounted for more than 10% of the Company's sales.

Competition

      The Company faces intense competition from many companies in the medical and dental device industry, including well-established academic institutions, possessing substantially greater financial, marketing, personnel, and other resources. Most of the Company's competitors have established reputations, stemming from their success in the development, sale, and service of medical products. Further, rapid technological change and extensive research and development characterize the industry. Current or new competitors could, at any time, introduce new or enhanced products with features that render the Company's products less marketable, or even obsolete. Therefore, the Company must devote substantial efforts and financial resources to enhance its existing products, to bring its developmental products to market, and to develop new products for its related markets. In order to compete successfully, the Company must establish an effective distribution network. Several regulatory authorities must also approve the Company's products before they may be marketed. There can be no assurance that the Company will be able to compete successfully, that its competitors will not develop technologies or products that render the Company's products less marketable or obsolete, or that the Company will be able to successfully enhance its existing products, effectively develop new products or obtain required regulatory approvals therefor.

      The primary competition for the SDS are the services provided by licensed medical waste haulers. Except for the largest waste generators, pick-up is generally made once per month which results in storage on premises of dangerous and sometimes noisome medical waste. The Company believes that SDS will provide most smaller waste generators a safer and lower risk means for disposal of sharps. Various competitors offer devices for destruction of regulated medical waste produced by hospitals and other generators of large volumes of waste. These devices generally are significantly more expensive than the Company's larger proposed SDS and do not always render the medical waste unrecognizable. A competitor's grinding mechanism that reduces metal and glass in bulk and encapsulates them in melted plastic provided by the waste is priced at more than three times the price of the SDS unit and, management believes, is prevented by the Company's patents from adding new plastic with a known melting point.

      The Company's "SplatrFree(TM)" prophy angle competes with prophy angles produced and distributed by a number of major manufacturers and distributors and other producers or distributors of dental products, many of whom have significant competitive advantages because of their size, strength in the marketplace, financial and other resources and broad product lines. The Company will compete on the basis of the superior, non-splattering performance of its prophy angle and product quality.

      "The Wand(TM)" will compete with non-automated disposable and reusable syringes and other local anesthetic delivery systems generally selling at significantly lower prices and utilizing established and well understood methodologies. "The Wand(TM)" will compete on the basis of its performance characteristics.

Patents and Intellectual Property

      The Company's patents are believed to be material to its business and potential growth. The Company holds the following six United States patents:

                                                         U.S. Patent     Date of
                   Description                              Number       Issue
                   -----------                              ------       -----
SDS

Apparatus and Method for Sterilizing, Destroying and
  Encapsulating Medical Implement Wastes                  4,992,217     2/12/91

Apparatus and Method for Verifiably Sterilizing
  Destroying and Encapsulating Regulated Medical Wastes   5,078.924      1/7/92

Apparatus and Method for Verifiably Sterilizing,
  Destroying and Encapsulating Regulated Medical Wastes   5,401,444     3/28/95

"The Wand(TM)"

Hypodermic Anesthetic Injection Method                    4,747,824     5/31/88

Hypodermic Anesthetic Injection Apparatus                 5,180,371     1/19/93

OTHER

Hypodermic Syringe Needle Destroying and Sterilizing
  Apparatus and Method                                    4,877,934    10/31/89

      The Company has received from the United States Patent and Trademark Office a first Office Action on the filing of a patent for the "SplatrFree(TM)" prophy angle, and has responded to their request for appropriate information.

      The Company has adopted the trademarks "SplatrFree(TM)," "The Wand(TM)" and SDS but has not yet obtained registrations of these names.

      The Company relies on a combination of patent, copyright, trade secret, and trademark laws and employee and third-party nondisclosure agreements to protect its intellectual property rights. Despite the precautions taken by the Company to protect its products, unauthorized parties may attempt to reverse engineer, copy, or obtain and use its products and other information the Company regards as proprietary. Litigation may be necessary to protect the Company's intellectual property rights and could result in substantial cost to, and diversion of effort by, the Company with no guarantee of success. The failure of the Company to protect its proprietary information, and the expenses of doing so, could have a material adverse effect on the Company's operating results and financial condition.

      While there are no current claims that the Company's products infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertion may not require the Company to cease selling such products, or to enter into arrangements that require the Company to pay royalties, or to engage in costly litigation. Although the Company has received no claims of infringement, it is possible that infringement of existing or future patents or proprietary rights of others may occur. In the event that the Company's products infringe patent or proprietary rights of others, the Company may be required to modify its processes or to obtain a license. There can be no assurance that the Company would be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do so would have a material adverse effect on the Company.

Government Regulation

      The Company's "SplatrFree(TM)" prophy angles and "The Wand(TM)" were approved for marketing in the United States by the FDA in April and July 1996, respectively. Most of the products in the clinically oriented line of dental products, including Wisdom toothbrushes, do not require FDA marketing approval. Where such approval is required for the other products in this product line, it is obtained by the manufacturer. The SDS does not require FDA marketing approval. Any other new products may require approval.

      The manufacture and sale of medical devices and other medical products, such as the Company's "SplatrFree(TM)" prophy angle and "The Wand(TM)", are subject to extensive regulation by the FDA pursuant to the FDC Act, and by other federal, state and foreign authorities. Under the FDC Act, medical devices must receive FDA clearance before they can be commercially marketed in the United States. Some medical products must undergo rigorous pre-clinical and clinical testing and an extensive FDA approval process before they can be marketed. These processes can take a number of years and require the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain, and FDA clearance may never be obtained. Delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each product submitted. Similar delays may also be encountered in other countries. Following the enactment of the Medical Device Amendments to the FDC Act in May 1976, the FDA classified medical devices in commercial distribution into one of three classes. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of the medical device. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls, such as adequate labeling, premarket notification, and adherence to the FDA's GMP regulations. Some Class I devices are further exempted from some of the general controls. Class II devices are those devices whose safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries, and FDA guidelines. Class III devices are devices which must receive premarket approval by the FDA to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices.

      If a manufacturer or distributor can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required premarket approval, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) Premarket Notification. The 510(k) Premarket Notification and the claim of substantial equivalence may have to be supported by various types of data and materials, including test results indicating that the device is as safe and effective for its intended use as a legally marketed predicate device. Following submission of the 510(k) Premarket Notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. By regulation, the FDA has no specific time limit by which it must respond to a 510(k) Premarket Notification. At this time, the FDA typically responds to the submission of a 510(k) Premarket Notification within 90 to 200 days. The FDA response may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent, or may require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay the Company's market introduction of its products and could have a material adverse effect on the Company. If a device that has obtained 510(k) Premarket Notification clearance is changed or modified in design, components, method of manufacture, or intended use, such that the safety or effectiveness or the device could be significantly affected, separate 510(k) Premarket Notification clearance must be obtained before the modified device can be marketed in the United States.

      If a manufacturer or distributor cannot establish that a proposed device is substantially equivalent, whether or not the FDA has made a determination in response to a 510(k) Premarket Notification, the manufacturer or distributor will have to seek premarket approval of the proposed device. A premarket approval application (a "PMA application") would be supported by extensive data, including preclinical and human clinical trial data, as well as extensive literature, to prove the safety and efficacy of the device. Upon receipt, the FDA will conduct a preliminary review of the PMA application to determine whether the submission is sufficiently complete to permit substantive review. If sufficiently complete, the submission is declared acceptable for filing by the FDA. By regulation, the FDA has 180 days to review a PMA application once it has been declared acceptable for filing. While in the past the FDA has responded to PMA applications within the allotted time period, more frequently PMA reviews occur over a significantly protracted time period, and generally take approximately two years or more from the date of filing to complete. A number of devices for which FDA marketing clearance has been sought have never been cleared for marketing.

      If human clinical trials of a proposed device are required and the device presents "significant risk," the manufacturer or distributor of the device will have to file an Investigational Device Exemption ("IDE") application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and mechanical testing. If the IDE application is approved, human clinical trials may begin at the specific number of investigational sites and could include the number of patients approved by the FDA.

      Though the Company's "SplatrFree(TM)" prophy angle and "The Wand(TM)" have received FDA clearance based on its 510(k) Premarket Notification, there can be no assurance that any of the Company's other products under development will obtain the required regulatory clearance on a timely basis, or at all. If regulatory clearance of a product is granted, such clearance may entail limitations on the indicated uses for which the product may be marketed. In addition, modifications may be made to the Company's products to incorporate and enhance their functionality and performance based upon new data and design review. There can be no assurance that the FDA will not request additional information relating to product improvements, that any such improvements would not require further regulatory review thereby delaying the testing, approval and commercialization of the Company's development products or that ultimately any such improvements will receive FDA clearance.

      Compliance with applicable regulatory requirements is subject to continual review and will be monitored through periodic inspections by the FDA. Later discovery of previously unknown problems with a product, manufacturer, or facility may result in restrictions on such product or manufacturer, including fines, delays or suspensions of regulatory clearances, seizures or recalls of products, operating restrictions and criminal prosecution and could have a material adverse effect on the Company.

      The Company is subject to pervasive and continuing regulation by the FDA regulations which requires manufacturers of medical devices to adhere to certain "Good Manufacturing Practices" ("GMP") as defined by the FDC Act. GMP require testing, quality control and documentation procedures. Failure to comply with GMP can result in the suspension or termination of production, product recall or fines and penalties. Products must also be manufactured in registered establishments. In addition, labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. The export of devices is also subject to regulation in certain instances.

      The Medical Device Reporting ("MDR") regulation obligates the Company to provide information to the FDA on product malfunctions or injuries alleged to have been associated with the use of the product or in connection with certain product failures which could cause serious injury. If, as a result of FDA inspections, MDR reports or other information, the FDA believes that the Company is not in compliance with the law, the FDA can institute proceedings to detain or seize products, enjoin future violations, or assess civil and/or criminal penalties against the Company, its officers or employees. Any action by the FDA could result in disruption of the Company's operations for an undetermined time.

      In addition to the foregoing, numerous other federal and state agencies, such as environmental, fire hazard control, working condition and other similar regulators, have jurisdiction to take actions that could have a materially adverse effect upon the Company's ability to do business. In addition, expansion of the Company's operations into foreign markets will require the Company to obtain additional approvals, permits or licenses and comply with additional regulatory schemes to those of the United States. Amendments to existing statutes and regulations, adoption of new statutes and regulations and expansion of the Company's business could require the Company to alter methods of operations at costs that could be substantial, which could have an adverse effect on the Company. There can be no assurance that the Company will be able, for financial or other reasons, to comply with applicable laws and regulations and approval, permit or license requirements. Currently, the Company is in compliance with all applicable statutes and regulations governing its operations and business as currently conducted, including, without limitation, those in respect of the SDS, "SplatrFree(TM)" prophy angles and "The Wand(TM)", and the Company has all necessary approvals, permits and licenses that are applicable to its business, operations and products and services.

Product Liability

      Failure to use any of the Company's products in accordance with recommended operating procedures could potentially result in subjecting users to health hazards or injury. For example, insofar as the SDS unit is used improperly, (i) premature removal of syringes and other materials before completion of the melt cycle could subject users to puncture by contaminated needles prior to their complete encapsulation, or (ii) the inclusion of excessive amounts of blood soaked gauze or other material could cause the release of noxious fumes from the sterilizer. In addition, the SDS unit heats material at high temperatures. Misuse or malfunction of the SDS unit could result in fire or shock. Any of the foregoing or other failures of the Company's products to function properly could subject the Company to claims of liability. The Company maintains liability insurance in the aggregate amount of $2,000,000 with a per-occurrence limit of $1,000,000 which the Company believes to be adequate. Although no claims have been made against the Company or any of the customers using its products, there can be no assurance that such claims will not arise in the future or that the insurance coverage will be sufficient to pay such claims. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on the Company.

Research and Development Activities

      During the 1995 and 1996 fiscal years, the Company spent $24,777 and $167,600, respectively, on research and development activities.

Employees

      The Company had 13 full-time and two part-time employees at December 31, 1996, consisting of four executive officers, four sales employees and seven office and clerical employees. The Company also uses the services of certain outside consultants for marketing and other activities.

Item 2.  Description of Property

      On March 20, 1997 Milestone opened new corporate headquarters and administrative offices occupying approximately 2,693 square feet at 220 South Orange Avenue, Livingston Corporate Park, Livingston, New Jersey. The Company occupies this space under a five (5) year and one (1) month lease at a cost the Company believes to be competitive. The new offices will allow the Company to consolidate and more effectively coordinate administrative functions previously conducted at various locations. The offices of Spintech in York, Pennsylvania, have been closed. Spintech's principal executive offices have been moved to the new corporate headquarters. Spintech's operational and accounting functions will be located at and consolidated with those of Wisdom in Deerfield, Illinois.

      Wisdom's corporate, administrative and distribution headquarters are located in leased facilities at 151 S. Pfingsten Road, Deerfield, Illinois and occupy approximately 4,607 square feet at that location. Wisdom occupies this space under a lease terminating January 1, 1998 at a cost which the Company believes to be competitive.

      Beginning on January 1, 1994, Spintech has rented from Ronald Spinello, DDS, on a month to month basis at the rate of $200 per month, shop space located in the home of Dr. Spinello.

Item 3.  Legal Proceedings

      In November 1993 Spintech entered into a nonexclusive license agreement (the "License Agreement") for products covered by certain of Spintech's patents with Biotronix Manufacturing Corporation (the "Licensee"). Under the License Agreement, Spintech received a $100,000 initial advance payment to be credited against future royalties earned. To maintain its rights under the License Agreement, the Licensee is required to generate a minimum amount of royalties for any full quarterly period after the first full year the License Agreement is in effect; otherwise, Spintech has the right to terminate the License Agreement and keep the $100,000 advance. The Licensee has the right to maintain in effect the License Agreement by paying to Spintech a minimum quarterly royalty of $10,000. In February 1995 the Licensee did not meet the quarterly royalty minimum, at which time Spintech terminated the License Agreement. Spintech recorded $100,000 of royalty income in the first quarter of fiscal 1995. In January 1996 the Licensee demanded the return of the initial $100,000 advance it made to Spintech. On February 16, 1996 Spintech filed an Action for Declaratory Judgment in The Court of Common Pleas of York County, Pennsylvania requesting that the Court declare that Spintech is not obligated to return the initial advance payment.

      On March 26, 1997, Milestone and Spintech commenced legal action in the United States District court for New Jersey against Ronald Spinello, DDS, Chairman and Director of Research of Spintech. In the complaint, plaintiffs seek recovery of compensatory and punitive damages in excess of $4,000,000 for extortion and tortious interference with existing and prospective contract and business relationships, a declaratory judgment that Dr. Spinello has no personal rights to certain technology developed while he was employed as Director of Research of Spintech relating to the design and production of ancillary components of its computer controlled local anesthetic delivery system, a declaratory judgment that plaintiffs have not breached Dr. Spinello's employment agreement or the agreement for the purchase by Milestone of a 65% equity interest in Spintech and injunctive relief. No answer has yet been filed.

      Milestone has been advised by its patent counsel that all technology developed by Dr. Spinello while employed by Spintech is owned by Spintech. The Company believes that ownership of the technology relating to these ancillary components which are the subject of this litigation in no way prevents the manufacture and sale of its anesthetic delivery system at economically viable prices.

Item 4.  Submission of Matters to a Vote of Security Holders

      On October 18, 1996, an action by written consent was approved by a majority of the then outstanding shares of Common Stock of the Company, which majority included the Company's Chief Executive Officer and then majority stockholder, to change the name of U.S. Opportunity Search, Inc. to Milestone Scientific Inc.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         (a)  Market Information

      The Company's Common Stock has been traded on The Nasdaq SmallCap Market under the symbols "USOS" from November 3, 1995 through December 5, 1996 and "WAND" since December 6, 1996.

      The following table sets forth the high and low bid prices as quoted by The Nasdaq SmallCap Market since the commencement of trading. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                   Bid Price
                                      High                          Low
1995

Fourth Quarter (from November 3)      $5.63                        $4.44

1996

First Quarter                         $6.50                        $4.75
Second Quarter                        $7.75                        $5.38
Third Quarter                         $8.13                        $6.00
Fourth Quarter                        $7.25                        $4.63


      (b) Holders

      As of March 19, 1997, the number of record holders of the Common Stock of the Company was 127. The Company believes that there are more than 600 beneficial holders of the Common Stock.

      (c) Dividends

      The holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not paid and does not expect to declare or pay any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal year ended December 31, 1996 compared to fiscal year ended December 31, 1995.

      Revenues increased from $3,473 in 1995 to $302,388 in 1996 reflecting, primarily, increased sales of TAPS and SDS units and related disposables and the commencement of sales in December 1996 of the "Wisdom" product line following the acquisition of Wisdom.

      Cost of sales increased from $7,459 in 1995 to $195,659 in 1996 as a result of higher sales levels.

      General and administrative expenses increased from $336,816 in 1995 to $2,225,737 in 1996, an increase of $1,888,921 reflecting increased marketing, selling and administrative expenses as the Company commenced operations and geared up for expected higher levels of operations and amortization of deferred compensation expense of $260,000.

      Research and development costs increased from $24,777 in 1995 to $167,600 in 1996 reflecting, primarily increased activities in the development of "The Wand(TM)".

      Other income and expense changed from an expense of $254,252 to income of $337,080 reflecting primarily interest income of $73,203, minority interest in net loss of subsidiaries of $177,568, proceeds of a judgment obtained by Spintech for costs incurred on its successful defense of a patent infringement suit of $65,000 and income from licensing agreements of $19,000.

Liquidity and Capital Resources

      At December 31, 1996 the Company's working capital was $933,256, reflecting, primarily, the balance remaining of the net proceeds of $4,822,527 received on consummation of the Offering after the purchase for $2,700,000 of a 65% equity interest in Spintech. The Offering also allowed the Company to pay its outstanding indebtedness and provided the capital resources necessary to fund its operations.

      On March 13, 1997, the Company completed a Private Placement to 76 investors, all of whom were accredited, through GKN Securities Corp., the Placement Agent, of 852,262 Units, each Unit consisting of one share of Common Stock and one Common Stock Purchase Warrant ("Warrant") to purchase one share of Common Stock, exercisable through March 12, 2000. The per-Unit offering price was $4.72 which is also the per-Warrant exercise price. The Company received proceeds of $3,505,964 in the Private Placement after payment to the Placement agent of (i) commissions ($402,250), (ii) a non-accountable expense allowance of 3% of the gross proceeds of the offering, net of $20,000 previously paid ($100,675), and (iii)
expenses advanced by the Placement Agent for mailing ($3,361), and the payment of blue sky fees and expenses. The Placement Agent also received warrants to purchase 85,226 Units exercisable through March 12, 2002 at a per-Unit exercise price of $4.72. The Company issued the 852,262 shares of Common Stock contained in the Units pursuant to exemptions provided under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Item 7.  Financial Statements

      The financial statements of the Company required by this item are set forth beginning on page F-1.


Item 8. Change in and Disagreements with Accountants on Accounting Financial Disclosure

      Disclosure called for by this item has been previously reported under the Exchange Act of 1934, as amended, on a Form 8-K dated January 29, 1996.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors, Executive Officers and Key Employees:

                                                                        Director
        Name             Age          Position with the Company           Since

Leonard Osser            49    President, Chief Executive and Chief       1991
                               Financial Officer and Director of the
                               Company and President, Chief
                               Executive Officer and a Director of
                               Spintech

Gregory Volok            47    Executive Vice President, Chief            1996
                               Operating Officer and a Director
                               of the Company and Executive Vice
                               President and Chief Operating Officer
                               of Spintech

Joel Warady              40    Vice President of the Company and
                               President of Wisdom

Michael J. McGeehan(2)   29    Vice President and Director of the         1995
                               Company and a Director of
                               Spintech

Ronald Spinello, DDS     60    Director of Research and Chairman of
                               Spintech

Giovanni Montoncello(1)  50    Director                                   1995

David Sultanik(2)        40    Director                                   1996

Stephen A. Zelnick(1)(2) 59    Director of the Company and a              1996
                               Director of Spintech

--------
(1)   Member of Compensation Committee
(2)   Member of Audit Committee

      Leonard Osser has been President, Chief Executive Officer, Chief Financial Officer and a director of the Company since July 1991. From 1980 until the consummation of the offering in November 1995, he had been primarily engaged as the principal owner and Chief Executive of U.S. Asian Consulting Group, Inc., a New Jersey based provider of consulting services in "work-out" and "turnaround" situations for publicly and privately owned companies in financial difficulty. During his career, Mr. Osser has provided consulting service for, or with respect to, companies in such related industries as medical devices, resource recovery and reprocessing and waste disposal and a wide variety of other industries including fashion accessories, entertainment, telecommunications, wood processing and securities. While consulting for, or serving as an executive in, the securities industry, Mr. Osser structured and arranged for financing and evaluated a large number of companies in diverse industries.

      Gregory Volok has been Executive Vice President, Chief Operating Officer and a director of the Company since December 1996. He initially joined the Company in March 1996 as the President of Princeton PMC. For more than ten years prior thereto, Mr. Volok served in various sales and marketing executive positions of increasing responsibility with Dentsply International, Inc. (the world's largest distributor of dental supplies and equipment), including serving as the executive responsible for launching its caulk endodontics line and the executive responsible for domestic sales of its Cavitron Division.

      Joel Warady has been Vice President of the Company since January 1997 and President of Wisdom for more than five years.

      Ronald Spinello, DDS has been Chairman of Spintech since its founding in 1991, Director of Research of Spintech since December 1994 and acted as President and CEO of Spintech from February 1995 until November 1995. He is the inventor of all of Spintech's products. Previously, Dr. Spinello had been engaged in the private practice of dentistry.

      Giovanni Montoncello has been a director of the Company since June 1995. He has been a self-employed Interior Designer in Milan, Italy for more than 5 years. He has also served during such period as a part-time instructor in interior design at the G. Cova Art School in Milan, Italy.

      Michael J McGeehan has been a Vice President of the Company since January 1997 and a director since June 1995. He was the Managing Director of Forefront Information Strategies, a New Jersey based company specializing in business process re-engineering and the design and implementation of computer database systems, from July 1994 to date. In addition, from August 1994 to January 1995 he was a manager for American International Group, managing a staff of 12 data base administrators. From January 1991 through July 1994, he held positions with Microsoft Corporation, first as a database specialist and network systems engineer and then as a product manager for Microsoft Access.

      David Sultanik has been a director of the Company since January 1996. He has been the managing/administrative partner of the Certified Public Accounting firm Sultanik and Krumholz, LLC since June 1994. For more than five years prior to that he was a principal at the accounting firm Perelson, Johnson & Rones, P.C.

      Stephen A. Zelnick has been a director of the Company since January 1996. He has been a partner in the law firm Morse, Zelnick, Rose & Lander, LLP since its inception in August 1995. For more than five years prior to that he was of counsel to the law firm Dreyer and Traub, LLP and has been practicing law for more than 30 years.

      All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

      The Company's Board of Directors has established compensation and audit committees. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company, and administers the issuance of stock options to the Company's officers, employees, directors and consultants. The Company has agreed with the placement agent in the Private Placement that until March 13, 2000, all compensation arrangements between the Company and its directors, officers and affiliates shall be reviewed by a compensation committee, the majority of which is made up of independent directors. The Audit Committee meets with management and the Company's independent auditors to determine the adequacy of internal controls and other financial reporting matters.

Item 10. Executive Compensation

      The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 1995 and 1996 by (i) the Company's Chief Executive Officer and (ii) any other of the four most highly compensated executive officers earning more than $100,000.

                           Summary Compensation Table

Name and Principal
Position                              Year                     Salary ($)

Leonard Osser,                        1996                    265,719 (1)
   President, CEO
   and CFO                            1995                     35,257(2)

Ronald Spinello, DDS
   Chairman of Spintech               1996                      126,306

----------
(1) Includes $170,000 earned as President, Chief Executive Officer and Chief Financial Officer of Milestone and $95,719 earned as President and Chief Executive Officer of Spintech. Does not include $56,514 paid by the Company to Marilyn Elson, a certified public accountant who was employed by the Company to render accounting services. Ms. Elson is the wife of Mr. Osser.
(2) Includes $22,885 earned as President, CEO and COO of Milestone and $12,372 earned as President and CEO of Spintech. Does not include $4,600 paid by Milestone to Marilyn Elson for book keeping services rendered to as Comptroller of Milestone and $4,000 paid by Milestone and $2,250 paid by Spintech to the accounting firm of Sultanik and Krumholz, LLC, one of whose partners was Ms. Elson.

Compensation of Directors

      Non-employee directors are granted, upon becoming a director, five-year options to purchase 20,000 shares at fair market value on the date of grant. They receive no cash compensation.

Employment Agreements

      In March 1995, the Company entered into an employment agreement with Mr. Osser which, as amended, provides for a term expiring in March 2000, with a two-year non-competition period at the end of the term. Mr. Osser must devote substantially all of his time to Company business. Under the employment agreement Mr. Osser receives compensation at the annual rate of $170,000. Mr. Osser's employment agreement permits him to assume executive positions with subsidiaries or other entities in which the Company has invested and to receive additional compensation from such other entity.

      In November 1995, the Company entered into an employment agreement with Ronald P. Spinello, D.D.S., providing for his employment as Chairman and Director of Research of Spintech for a five-year term beginning November 10, 1995 at an initial salary of $110,000 per annum and increasing by 10% per year for each succeeding year throughout the term. The agreement also provides for the payment to him of up to a $500,000 bonus at the end of the employment term, depending on the achievement of certain profit projections for each year of the term.

      In November 1996, the Company entered into a five-year employment agreement with Gregory Volok, providing for his employment as Executive Vice President. The agreement provides for an annual base salary of $120,000 and an 18-month non-competition period at the expiration of the term.

      In November 1996, the Company entered into an employment agreement with Joel D. Warady providing for his employment as President and Chief Operating Officer of Wisdom for a three-year term at an annual base salary of $105,000. If the net income before Federal income taxes meets certain levels in the year 1997, 1998, and 1999, Mr. Warady will receive stock bonuses of 5,000, 7,000 and 10,000 shares of the Common Stock of the Company. The agreement also provides for non-competition at the end of the term for six months or one year, depending upon the reason the employment has terminated.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information as of March 28, 1997 regarding the ownership of Common Stock by each person known by the Company to own 5% or more of the outstanding shares of Common Stock, each director of the Company and all officers and directors of the Company as a group.

                                      Number of Shares
Name and Address (1)                       Owned(2)            Percent
--------------------                   ---------------         -------
Leonard Osser                                2,395,000(3)       43.1%
Gregory Volok                                    6,700(4)         *%
Giovanni Montoncello                            20,000(5)         *%
Michael J. McGeehan                             20,000(5)         *%
David Sultanik                                  20,000(5)         *%
Stephen A. Zelnick                             125,000(6)        2.2%
All directors and officers
as a group (7 persons)                      2,610,850 (7)       46.3%

----------
*     Less than 1%.
(1) The addresses of the persons named in this table are as follows: Leonard Osser, 44 Kean Road, Short Hills, New Jersey 07078; Gregory Volok, 172 Laurie Lane, Philadelphia, PA 19115; Giovanni Montoncello, Via Agostino Bertani 2, Milan Italy 20154; Michael J. McGeehan, 125 Middlesex Avenue, Piscataway, New Jersey 08854; David Sultanik, Sultanik and Krumholz, LLC, 154 South Livingston Avenue, Livingston, New Jersey 07039; Stephen A. Zelnick, Morse, Zelnick, Rose & Lander, LLP, 450 Park Avenue, New York, New York 10022.
(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned.
(3) Consists of 1,586,000 held in the name of Leonard Osser, 800,000 shares held in the name of U.S. Asian Consulting Group, Inc., an affiliate of Mr. Osser, and 9,000 shares held by Guarantee and Trust Company for the benefit of U.S. Asian Consulting Group, Inc.
(4) Consists of 4,000 shares held jointly with his wife and 2,700 shares held personally or in an IRA account.
(5) Consists of 20,000 shares subject to stock options exercisable within 60 days of the date hereof at $5.375 per share.

(6) Includes 20,000 shares subject to stock options exercisable within 60 days of the date hereof at $5.375 per share and 100,000 shares as to which beneficial ownership is shared with certain partners not affiliated with the Company.
(7) Includes 80,000 shares subject to stock options exercisable within 60 days of the date hereof at $5.375 per share.

Item 12. Certain Relationships and Related Transactions

      During 1994 and 1995 Leonard Osser provided demand loans to the Company amounting to $44,559 and $119,000, bearing interest at 6% per annum. All loans were repaid in November 1995.

         From April 1995 until February 28, 1997, Spintech leased its corporate and administrative offices from LenRon Realty, Inc. ("LenRon"), pursuant to a lease expiring March 31, 2000. The premises consisted of 1,500 sq. ft. on the first and second floors of a two-story frame building. According to the terms of the lease, annual rentals were to increase from $12,600 in the first year to $28,000 in the year 2000 and Spintech was to pay increases in real estate taxes and certain maintenance costs. Spintech leased additional warehouse and manufacturing space from LenRon on a month-to-month basis at $1,000 per month. Leonard Osser founded, is the President and since December 1996 the sole owner of LenRon. On February 28, 1997, LenRon released Spintech from its continuing obligations under the lease in anticipation of Spintech's relocation to the Company's corporate headquarters in New Jersey.

      In March 1966 the Company organized Princeton PMC to market and sell dental products. Initially Princeton PMC was a joint venture between the Company and Gregory Volok. In December 1996 it became a wholly owned subsidiary when the Company acquired Mr. Volok's one-third interest in Princeton PMC in exchange for 100 shares of Common Stock and an earnout of up to an additional 159,900 shares based on the Company's future earnings.

      Beginning on January 1, 1994, Spintech has rented from Ronald Spinello, DDS, on a month to month basis at the rate of $200 per month, shop space located in the home of Dr. Spinello.

Item 13. Exhibits and Reports on Form 8-K.

(a) Certain of the following exhibits were filed as Exhibits to the registration statement on form SB-2, Registration No. 33-92324 and amendments thereto (the "Registration Statement") filed by the Registrant under the Securities Act of 1933, as amended, or the reports filed under the Securities and Exchange Act of 1934, as amended, and are hereby incorporated by reference.

      Exhibit
        No.                 Description
      -------               -----------

         3.1         Certificate of Incorporation of the Company. (1)

         3.2         Certificate of Amendment filed July 13, 1995. (2)

         3.3         Certificate of Amendment filed October 31, 1996. (5)

         3.4         By-laws of the Company. (1)

         4.1         Specimen Stock Certificate. (2)

         10.1 Lease dated November 25, 1996 between Livingston Corporate Park Associates, L.L.C. and the Company. (5)

         10.2        Employment Agreement between the Company and Leonard Osser.
                     (1)

         10.3 Amendment to Employment Agreement between the Company and Leonard Osser. (5)

         10.4        Form of Underwriter's Warrant. (2)

         10.5 Financial Advisory and Investment Banking Agreement entered into July 1, 1996 between GKN Securities Corp. and the Company. (5)

         10.6 Form of Warrant dated June 30, 1996 granted to GKN Securities Corp. and its designees for the purchase of an aggregate of 250,000 shares of the Company's Common Stock.
                     (5)

         10.7        Agreement between Spintech and Team Technologies, Inc.
                     dated July 13, 1995. (2)

         10.8 Employment Agreement dated November 1, 1996 by and between the Company and Gregory Volok. (5)

         10.9 Lease, as amended, dated November 6, 1991 between Raybec Management Co. and Wisdom. (6)

         10.10 Employment Agreement made as of December 23, 1996 by and between Sagacity I, Inc. and Joel D. Warady. (5)

         10.11       Employment Contract Terms Memorandum entered into by Ronald
                     P. Spinello and Milestone on September 21, 1994 and Employment Agreement made as of November 10, 1995 among Milestone, Spintech and Ronald P. Spinello. (5)

         10.13 Agreement for SDS Product dated September 1, 1996 between Spintech and Princeton PMC. (5)

         10.14 Agreement for The Wand Product dated September 1, 1996 between Spintech and Princeton PMC. (5)

         10.15 Technology License Agreement dated September 20, 1996, between Spintech and Biotronix Laboratories, Inc. (5)

         10.16 Exclusive Distributorship Agreement between Wisdom Toothbrushes Limited and Sagacity I, Inc. (6)

         10.18 Agreement between Milestone and Spintech dated September 21, 1994 and Amendment No. 1 thereto. (2)

         16.1        Letter on Change in Certifying Accountant. (3)

         21.1        Subsidiaries of the Registrant. (5)


         ----------

         (1) Filed with the initial filing of the Company's Registration Statement.

         (2)  Filed with Amendment No. 1 to the  Registration Statement.

         (3)  Filed with Form 8-K dated January 29, 1996.

         (4) Filed with the Company's Form 10-KSB for the year ended December 31, 1995.

         (5)  Filed herewith.

         (6) In accordance with Rule 202 of Regulation S-T, this exhibit is being filed herewith in paper pursuant to a continuing hardship exemption.

(b) There were no reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report.

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors
    Milestone Scientific, Inc.


We have audited the accompanying consolidated balance sheet of Milestone Scientific Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Milestone Scientific Inc. and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their consolidated cash flows for the two years then ended, in conformity with generally accepted accounting principles.



GRANT THORNTON LLP


New York, New York
February 5, 1997, except for
    Notes J and P, as to
    which the dates are
    March 26 and March 20, 1997

                   Milestone Scientific Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1996

                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                       $   779,359
    Accounts receivable                                                 323,746
    Inventories                                                         508,727
    Prepaid expenses                                                     20,788
                                                                    -----------

           Total current assets                                       1,632,620

PROPERTY AND EQUIPMENT, NET                                             281,378

PATENTS                                                               2,039,816

DEFERRED FINANCING COSTS                                                635,000

OTHER ASSETS                                                             68,132
                                                                    -----------

                                                                    $ 4,656,946
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Line of credit - bank                                           $    75,000
    Accounts payable                                                    483,537
    Accrued expenses                                                    102,310
    Deferred revenue                                                     38,517
                                                                    -----------

           Total current liabilities                                    699,364
                                                                    -----------

STOCKHOLDERS' EQUITY
    Common stock, par value $.001; authorized,
       10,000,000 shares; issued and outstanding,
       4,633,350 shares                                                   4,633
    Additional paid-in capital                                        6,819,341
    Deficit                                                          (2,736,352)
    Unearned compensation                                              (130,040)
                                                                    -----------

                                                                      3,957,582
                                                                    -----------

                                                                    $ 4,656,946
                                                                    ===========


The accompanying notes are an integral part of this statement.

                   Milestone Scientific Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                      1995             1996
                                                   -----------      -----------

Revenues                                           $     3,473      $   302,388
Cost of sales                                            7,459          195,659
                                                   -----------      -----------

         Gross profit (loss)                            (3,986)         106,729
                                                   -----------      -----------

General and administrative expense                     336,816        2,225,737
Research and development expense                        24,777          167,600
                                                   -----------      -----------

                                                       361,593        2,393,337
                                                   -----------      -----------

         Loss from operations                         (365,579)      (2,286,608)
                                                   -----------      -----------

Other income and expense
    Interest expense                                  (294,096)
    Interest income                                     10,495           73,203
    Minority interest in net loss of
      subsidiary                                        45,555          177,568
    Other                                              (16,206)          86,309
                                                   -----------      -----------

                                                      (254,252)         337,080
                                                   -----------      -----------

         NET LOSS                                  $  (619,831)     $(1,949,528)
                                                   ===========      ===========

Loss per share                                     $      (.20)     $      (.43)
                                                   ===========      ===========

Weighted average shares outstanding                  3,142,575        4,570,775
                                                   ===========      ===========


The accompanying notes are an integral part of these statements.

                   Milestone Scientific Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years ended December 31, 1995 and 1996

                                            Common stock         Additional
                                       -----------------------     paid-in                   Unearned
                                        Shares       Amount        capital      Deficit    compensation     Total
                                        ------       ------        -------      -------    ------------     -----
Balance, January 1, 1995               2,792,500   $     2,793   $  284,740  $  (166,993)                 $   120,540

Private placement of units                57,500            57       65,258                                    65,315
Proceeds from public offering, net
   of $277,473 in offering costs       1,500,000         1,500    4,821,027                                 4,822,527
Shares issued to the Advisory
   Committee                             130,000           130      519,870                $  (520,000)
Compensation expense                                                                           129,960        129,960
Net loss for the year ended
   December 31, 1995                                                            (619,831)                    (619,831)
                                      ----------   -----------   ----------  -----------    ---------     -----------

Balance, December 31, 1995             4,480,000         4,480    5,690,895     (786,824)    (390,040)      4,518,511

Shares issued in connection with the
   business combinations accounted
   for as purchases                       23,350            23      111,076                                   111,099
Shares issued to consultants             130,000           130      382,370                                   382,500
Compensation expense                                                                          260,000         260,000
Warrants issued to placement agent                                  635,000                                   635,000
Net loss for the year ended
   December 31, 1996                                                          (1,949,528)                  (1,949,528)
                                      ----------   -----------   ----------  -----------    ---------     -----------

Balance, December 31, 1996             4,633,350   $     4,633   $6,819,341  $(2,736,352)   $(130,040)    $ 3,957,582
                                      ==========   ===========   ==========  ===========    =========     ===========


The accompanying notes are an integral part of this statement.

                   Milestone Scientific Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                            1995          1996
                                                         -----------   -----------
Cash flows from operating activities
  Net loss                                               $  (619,831)  $(1,949,528)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Amortization of excess of purchase price over
        tangible net assets                                   26,084       229,544
      Amortization and depreciation                           24,237         3,790
      Loss applicable to minority interest                    45,555      (211,326)
      Loss on disposal of assets                              16,206
      Compensation expense                                   129,960       642,500
      Interest expense resulting from debt discount          294,096
      Bad debt expense                                                      10,547
      Changes in assets and liabilities, net of effects
        from acquisition of businesses
          Decrease in interest and other receivables           4,090
          (Increase) decrease in accounts receivable           3,371       (64,174)
          (Increase) in inventories                           (3,346)      (63,495)
          (Increase) decrease in prepaid expenses              2,822        (3,078)
          (Increase) in other assets                                       (61,640)
          Increase (decrease) in accounts payable             54,320       (93,770)
          Increase (decrease) in accrued expenses            (33,724)       63,628
          Increase in deferred revenue                                      38,517
                                                         -----------   -----------
     Net cash used in operating activities                   (56,160)   (1,458,485)
                                                         -----------   -----------
Cash flows from investing activities
  Acquisition of businesses, net                          (2,354,320)
  Issuance of note receivable                               (277,500)
  Repayment of note receivable                               632,500
  Capital expenditures                                        (3,000)      (93,795)
                                                         -----------   -----------
     Net cash used in investing activities                (2,002,320)      (93,795)
                                                         -----------   -----------
Cash flows from financing activities
  Net proceeds from public offering                        4,822,527
  Net proceeds from issuance of common stock                  65,315
  Proceeds from issuance of debt                              38,525
  Costs of issuance of debt                                   (5,609)
  Repayment of debt                                         (500,000)
  Loans from stockholder                                     119,000
  Repayment to stockholder                                  (163,559)
  Proceeds from promissory notes                             200,000
  Repayment of promissory notes                             (200,000)
                                                         -----------   -----------
     Net cash provided by financing activities             4,376,199
                                                         -----------   -----------
     NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                               2,317,719    (1,552,280)
Cash and cash equivalents at beginning of year                13,920     2,331,639
                                                         -----------   -----------
Cash and cash equivalents at end of year                 $ 2,331,639   $   779,359
                                                         ===========   ===========

                   Milestone Scientific Inc. and Subsidiaries

                             Year ended December 31,

In 1996, Milestone Scientific Inc. acquired, in merger transactions, substantially all of the business assets of Princeton PMC, Inc. and Sagacity I, Inc., subject to certain liabilities, in exchange for 23,350 shares of Milestone's common stock.

In 1996, the Company issued warrants to its placement agent. Those warrants have been measured at fair value and were established as deferred financing costs with a corresponding offset to additional paid-in capital.


The accompanying notes are an integral part of these statements.

                   Milestone Scientific Inc. and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1995 and 1996

NOTE A - ORGANIZATION AND SUMMARY OF
                   SIGNIFICANT ACCOUNTING POLICIES

      Organization of Business

      Milestone Scientific Inc. (formerly U.S. Opportunity Search, Inc.) (the "Company") was incorporated in the State of Delaware in August 1989. The Company develops, manufactures, markets and sells equipment and related disposable or consumable items and other products for use primarily by the dental practitioner in the United States.

      In November 1995, the Company purchased 65% of the common stock of Spintech, Inc. ("Spintech"). (See Note C.) Spintech was founded to perform research and to develop patented products for use by health care providers. Spintech has had only limited sales of its products. These limited sales provide no assurance that Spintech will be able to successfully market these products and that demand will be at the levels at which Spintech can operate profitably.

      In March 1996, the Company, together with one of its officers, founded Princeton PMC, Inc. ("Princeton PMC") as a marketing company. The Company acquired the remaining outstanding shares of Princeton PMC, Inc. common stock owned by the officer in November 1996, making Princeton PMC, Inc. a wholly-owned subsidiary. In December 1996, the Company acquired Sagacity I, Inc., Doing Business in the United States as the Wisdom Toothbrush Co. ("Wisdom"), and obtained United States distribution rights to the Wisdom line of toothbrushes and prophylaxis products (see Note C). Wisdom has an exclusive three-year distributor agreement in the United States, Canada and other areas with Wisdom Toothbrushes Limited.

      A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

      1.    Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The operating results of Spintech have been included in the Company's consolidated financial statements since November 1995, the date of acquisition; the operating results of Princeton PMC have been included since its formation in March 1996; and the operating results of Wisdom have been included since December 1996, the date of acquisition.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1995 and 1996

NOTE A (continued)

      2.    Inventories

            Inventories are valued at the lower of cost or market with cost being determined by the first-in, first-out ("FIFO") method. Inventories principally consist of finished goods.

      3.    Property and Equipment

            Property and equipment are stated at cost and depreciated using straight-line and accelerated methods over the estimated useful lives of the assets.

      4.    Deferred Costs

            Deferred costs included in other assets consist of costs related to a 1997 private placement. The deferred private placement costs will be charged against the equity raised through the 1997 private placement.

      5.    Revenue Recognition

            The Company recognizes revenue from sales when title to merchandise passes to customers, including distributors. Customers and distributors do not have any right to return units, except a limited right to return defective units.

            Deferred revenue represents the amount received under a contract for which the earnings process was not complete.

      6.    Financing Costs

            Financing costs incurred in connection with the Company's 1995 Private Placement have been fully amortized in 1995.

            Deferred financing costs at December 31, 1996 will be charged against proceeds received from the 1997 Private Placement.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1995 and 1996

NOTE A (continued)

      7.    Discount on Notes Payable

            Discount on notes payable was amortized over the term of the related debt.

      8.    Research and Development

            Research and development costs are expensed as incurred.

      9.    Offering Costs

            Costs relating to the Company's Offering in 1995 have been offset against the proceeds of the Offering.

      10.   Patents

            The excess of the Company's cost over the tangible net assets of Spintech has been allocated to patents and is being amortized over a ten-year period using the straight-line method. The recoverability of the carrying values of the patents will be evaluated on a recurring basis.

      11.   Cash and Cash Equivalents

            For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1996, cash equivalents consisted of approximately $700,685 of United States Treasury Bills.

      12.   Loss Per Share

            Loss per share is computed based on the weighted average number of shares of common stock outstanding. The effect on the loss per share of warrants and options outstanding is antidilutive and has not been included in the calculation of weighted average shares outstanding.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1995 and 1996

NOTE A (continued)

      13.   Stock Split

            In July 1995, the Company effected a 10-for-1 stock split.

      14.   Use of Estimates in Financial Statements

            In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - PROPERTY AND EQUIPMENT

      Property and equipment at December 31, 1996 consist of the following:

        Tooling and dies                                    $185,062
        Office equipment                                      88,468
        Trade show displays                                   53,816
                                                            --------

                                                             327,346
        Less accumulated depreciation                        (45,968)
                                                            --------

                                                            $281,378
                                                            ========

NOTE C - ACQUISITIONS

      Princeton PMC

      In March 1996, the Company, together with one of its officers, entered into a shareholder's agreement to form Princeton PMC, a corporation, to engage in the marketing and sales of dental products. The Company contributed $85,000 for 200 shares of this entity representing a two-thirds ownership.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1995 and 1996

NOTE C (continued)

      In November 1996, the Company purchased the remaining one-third of Princeton PMC's outstanding stock for 100 shares of its common stock. The acquisition has been recorded using the purchase method of accounting. The purchase price approximated the net tangible assets acquired. The operating results of Princeton PMC have been included in the Company's consolidated financial statements as follows: two-thirds through October 1996 and 100% from November to December 1996.

      In connection with the acquisition of Princeton PMC, additional shares of common stock could be issued depending upon the Company's average earnings over the next two years as defined. The Company is obligated to issue 159,900 shares of its common stock if certain income levels are achieved. The fair value of the common stock would be classified as compensation expense charged to the statement of operations.

      Wisdom

      In December 1996, the Company completed the purchase of Wisdom's outstanding stock by issuing 23,250 shares of its common stock valued at $110,437. The acquisition has been recorded using the purchase method of accounting. The cost was less than the subsidiary's net assets at the date of acquisition. The excess of net assets over cost has been applied to reduce the amounts assigned to noncurrent assets of the subsidiary. The operating results of Wisdom have been included in the Company's consolidated financial statements since the date of acquisition.

      The following unaudited consolidated pro forma results of operations assume the acquisition occurred as of the inception date of Wisdom (April 9, 1996):

                                                                     Pro forma
                   The Company        Wisdom                        consolidated
                  ------------    ---------------                   ------------
                   Year ended      April 9, 1996                     Year ended
                  December 31,    to December 31,                   December 31,
                      1996             1996         Eliminations        1996
                  ------------    ---------------   ------------    ------------

Net revenues      $   302,388       $ 1,538,180     $  (115,592)   $1,724,976
Net loss           (1,959,528)          (87,769)                   (2,037,297)

Loss per share    $      (.43)      $      (.02)                   $     (.45)

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1995 and 1996

NOTE C (continued)

      The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the purchase been consummated as of the inception date, nor are they necessarily indicative of future operating results.

      Spintech

      In November 1995, the Company completed the purchase of 65% of Spintech's outstanding stock on a fully diluted basis for $2,700,000. The Company paid $2,026,495, which represents the $2,700,000 less amounts advanced to Spintech amounting to $632,500 plus interest of $41,005. The acquisition has been recorded using the purchase method of accounting. The excess of the aggregate purchase price over the net tangible assets acquired was allocated to patents and is being amortized over ten years. The operating results of Spintech have been included in the Company's consolidated financial statements since the date of acquisition. The minority interest has been valued at zero as of December 31, 1996.

      The Company also holds a series of annual options to purchase, for a nominal amount, an additional 3% of Spintech's outstanding shares following each of the first five fiscal years commencing after the closing of the stock purchase (or an aggregate of 15% of such shares if all of the options are exercised). Each option is exercisable only if Spintech does not achieve a specified pretax profit target as defined in the applicable fiscal year. In addition, the Company had provided a one-year revolving working capital line of credit for Spintech in the amount of $500,000 bearing interest at the rate of 8% per annum. The line expired in 1996 and as of December 31, 1996, $510,000 was still outstanding. These advances are due on demand with interest at 8%.

NOTE D - PRIVATE PLACEMENT

      Commencing in November 1994, the Company sold an aggregate of 50 Bridge Loan Units (the "Units") for $10,050 each. Each Unit consisted of a $10,000 promissory note, bearing interest at 8% per annum, due and payable at the earlier of the closing of the Offering or two years after issuance, and 5,000 shares of the Company's common stock. Pursuant to Accounting Principles Board Opinion No. 14, management allocated the gross proceeds between equity and debt based upon their relative fair values. The net proceeds of the private placement at December 31, 1994 and 1995 were

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1995 and 1996

NOTE D (continued)

      $306,621 (38.5 units) and $98,749 (11.5 units), respectively, ($405,730 cumulative). In connection with the sale of the Units, the Company incurred costs of $80,304 through December 31, 1994 and an additional $16,826 through December 31, 1995, which was allocated between the equity and debt, based on their relative fair values. The portion allocated to the notes of $26,768 and $5,608 at December 31, 1994 and 1995, respectively, was included in deferred financing costs and with the related debt discount was amortized over the term of the notes. During November 1995, all notes were paid in full.

NOTE E - LOAN PAYABLE TO STOCKHOLDER

      During 1995, the Chief Executive Officer provided demand loans to the Company amounting to $119,000, bearing interest at 6% per annum. All loans were repaid in November 1995.

NOTE F - LINE OF CREDIT - BANK

      Wisdom has a $75,000 line of credit with a bank with interest at the bank's prime rate plus 1%. The line is collateralized by substantially all assets of Wisdom. Advances under the line are in the form of demand notes.

NOTE G - INCOME TAXES

      At December 31, 1996, the Company has net operating loss carryforwards of approximately $1,064,000. The net operating losses expire principally in 2010 and 2011. The net operating loss for 1995 and 1996 excludes the minority interest loss in Spintech. Management has provided a full valuation allowance for the tax benefit of the net operating losses due to the uncertainty of its realization (approximately $362,000 at December 31, 1996). The valuation allowance increased by $123,000 in 1996. The utilization of the loss carryforwards may be limited due to an ownership change as defined by Section 382 of the Internal Revenue Code.

      The Company and Spintech file separate Federal and State income tax returns.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1995 and 1996

NOTE H - STOCKHOLDERS' EQUITY

      In 1994, the Company issued 192,500 shares of common stock in conjunction with its Private Placement.

      In 1995, the Company issued 57,500 shares of common stock in conjunction with its Private Placement.

      In November 1995, the Company completed an offering of 1,500,000 shares of its common stock at a price of $4.00 per share, resulting in net proceeds of approximately $4,822,000.

      Proceeds were used as follows:

      Payment of balance due to Spintech                       $2,026,495
      Repayment of
        Bridge units                                              535,190
        Promissory notes                                          208,000
        Stockholder                                               120,411
                                                               ----------
                                                               $2,890,096
                                                               ==========

      The remaining proceeds were to be used for general corporate purposes, including making available a $500,000 line of credit to Spintech.

      In conjunction with the offering, the Company has agreed to sell to the underwriter, for nominal consideration, warrants to purchase from the Company 50,000 shares of common stock at an exercise price of $6 per share for a three-year period commencing two years from the effective date of the Offering, November 3, 1995. The warrants include certain antidilution provisions.

      The Company borrowed $200,000 from two accredited investors pursuant to promissory notes, bearing interest at 8% per annum, that were paid in full in November 1995. In connection with these notes, the Company also issued warrants to these investors to purchase 100,000 shares of common stock at an exercise price of $6; such warrants to be in the form of and to be identical in all other respects to the Underwriter's Warrants, for a period of three years commencing two years from the effective date of the Offering.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1995 and 1996

NOTE H (continued)

      The Company has issued 130,000 shares to the Advisory Board in consideration for their agreement to serve on the Advisory Board for at least two years. If any member fails to serve his term, except because of death or disability, his shares will be returned to the Company for cancellation. The market value of the shares issued was $520,000. This amount was recorded as unearned compensation and is shown as a separate component of stockholder's equity. Unearned compensation is being amortized to expense over a two-year period and amounted to approximately $130,000 and $260,000 for the years ended December 31, 1995 and 1996, respectively.

      The Company has issued 130,000 shares to two consultants for services provided to the Company. The agreement with one of the consultants stipulates that if the consultant is permitted to sell and does sell the shares issued to him and realizes from such sale net proceeds of less than $5 per share, the Company shall supplement such proceeds up to $5 per share, provided the Company's total obligation shall not exceed $105,000.

      In 1996, the Company granted stock options to certain of its directors and two consultants to purchase 135,000 shares of its common stock at prices ranging from $5.375 to $6.50 per share. The options expire five years from the date of grant, vest over one to three years and contain certain antidilution provisions.

      In July 1996, the Company issued a three-year warrant to purchase 250,000 shares of its common stock at an exercise price of $6.50 per share to its placement agent and its designees. These warrants have been measured at fair value and were established as deferred financing costs with a corresponding offset to additional paid-in capital.

      Stock-Based Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. However, SFAS No. 123, "Accounting for Stock-Based Compensation," requires presentation of pro forma net income and earnings per share as if the Company had accounted for its

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1995 and 1996

NOTE H (continued)

      employee stock options granted subsequent to December 31, 1994, under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net loss and loss per share would have been increased as follows:

        Net loss                                          $247,000
        Loss per share                                    $    .04

      Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, and some options have a two- to three-year vesting period, the pro forma effect will not be fully reflected until 1999.

      The weighted-average fair value of the individual options granted during 1996 is estimated as $2.54 on the date of grant. The fair value for 1996 was determined using a Black-Scholes option-pricing model with the following assumptions:

        Dividend yield                                       -
        Volatility                                         48.80%
        Risk-free interest rate                             6.33
        Forfeiture rate                                      -
        Expected life                                     3 years

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1995 and 1996

NOTE H (continued)

      Stock option activity during 1995 - 1996 is summarized below:

                                               Shares of common         Weighted-average
                                             stock attributable to      exercise price of
                                             options and warrants     options and warrants
                                             --------------------     --------------------
         Unexercised at December 31, 1994               -                    $   -
         Granted                                       150,000                  6.000
         Exercised                                      -                       -
         Forfeited                                      -                       -
                                                  ------------

         Unexercised at December 31, 1995              150,000                  -
         Granted                                       385,000                  5.8247
         Exercised                                      -                       -
         Forfeited                                      -                       -
                                                  ------------

         Unexercised at December 31, 1996              535,000                  5.8738
                                                       =======

      The following table summarizes information concerning outstanding and exercisable options at December 31, 1996:

                               Options and warrants outstanding      Number of
                            -------------------------------------     options
                              Number                Remaining       and warrants
       Exercise prices      outstanding          contractual life   exercisable
       ---------------      -----------          ----------------   -----------

          $5.375              120,000                 4.0466           60,000
           6.00               150,000                 3.8384          150,000
           6.50                15,000                 4.7890            5,000
           6.50               250,000                 2.4959          250,000

      Shares exercisable at December 31, 1996 and 1995 were 465,000 and 150,000, respectively.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1995 and 1996

NOTE I - LICENSE AGREEMENT

      In November 1993, Spintech entered into a nonexclusive license agreement for products covered by certain of Spintech's patents (the "License Agreement"). The License Agreement was effective through the expiration of the licensed patents. Spintech received a $100,000 initial advance payment in conjunction with the License Agreement to be credited against future earned royalties. In order to maintain the rights under the License Agreement, after the first full year of the License Agreement, the licensee was required to generate minimum royalties for any full quarterly period; otherwise, Spintech had the right to terminate the License Agreement and keep the $100,000 initial advance payment. The licensee had the right to maintain the License Agreement by paying a minimum quarterly royalty of $10,000. The License Agreement was voided by Spintech in February 1995 due to the licensee not meeting the quarterly royalty minimums. Spintech recorded $100,000 of royalty income in the first quarter of fiscal 1995.

      In January 1996, the licensee demanded the return of the initial advance made to Spintech. Spintech filed an action in York County, Pennsylvania requesting the court to declare that the Company is not liable to return the advance. Management believes that the ultimate outcome of this matter will not have a material adverse effect.

NOTE J - EMPLOYMENT CONTRACTS

      Milestone

      In March 1995, the Company entered into a five-year employment contract, as amended, with the Company's President providing for annual compensation of $170,000, which became effective upon consummation of the Offering on November 3, 1995.

      In November 1996, the Company entered into a five-year employment agreement with the Company's Executive Vice-President providing for annual compensation of $120,000. This agreement supersedes a consultant agreement, dated March 12, 1996, that the two parties had previously entered into.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1995 and 1996

NOTE J (continued)

      Spintech

      Spintech entered into an employment agreement with Spintech's Director of Research for a five-year term beginning on November 10, 1995, at an initial salary of $110,000 per annum and increasing by 10% per year for each succeeding year throughout the term. The agreement also provides for the payment of up to a $500,000 bonus at the end of the employment term depending on the achievement of certain profit projections during his employment term. The Director of Research has demanded certain revisions to this agreement. The Company is engaged in ongoing discussions with him.

      On March 26, 1997, the Company commenced legal action against Spintech's Director of Research. The Company seeks recovery of damages for interference with existing and prospective contract and business relationships, a declaratory judgment that the Director of Research has no personal rights to certain technology developed while he was employed by Spintech and a declaratory judgment that the Company has not breached the Director of Research's employment agreement or the agreement for the purchase by the Company of a 65% equity interest in Spintech. No answer has yet been filed.

      Spintech also entered into a five-year employment agreement commencing on November 10, 1995 with the Vice President of Operations at a salary of $50,000 per year increasing by 10% per year for each succeeding year throughout the term of his employment. His employment was terminated on March 3, 1997.

      Wisdom

      In December 1996, Wisdom entered into a three-year employment agreement with its President for annual compensation of $105,000. The parties can elect to renew the term for additional one-year periods. In addition, the agreement provides for stock bonuses in 1997, 1998 and 1999 of 5,000, 7,000 and 10,000 shares, respectively, of the Company's common stock if Wisdom achieves certain net income levels as defined.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1995 and 1996

NOTE K - LITIGATION

      In 1993, Spintech was named in a lawsuit by DOCC Inc. ("DOCC") for infringement of certain patents related to the Company's "TAPS" product. The Company successfully defended the litigation and received a final judgment in its favor in August 1994. The final judgment awarded the Company damages of approximately $260,000 representing certain costs and expenses incurred in connection with the litigation (the "Award"). Subsequently, Spintech entered into a Stipulation of Settlement dated February 1995 reducing the Award to $180,000 payable in three installments. During 1996, $65,000 was received as full settlement of the litigation. This amount was recognized as income in 1996 and is included in Other on the consolidated statements of operations.

NOTE L - LEASE COMMITMENTS

      Spintech

      Commencing April 1, 1995, Spintech entered into a five-year lease for its corporate headquarters from LenRon Realty, Inc. ("LenRon"). LenRon was one-half owned by the Chief Executive Officer of the Company and the other half by a stockholder of Spintech and, as of December 1996, wholly-owned by the Chief Executive Officer. The lease terminated on March 13, 1997 when Spintech moved its operations to Wisdom's facilities.

      Spintech also uses approximately 4,000 sq. ft. of storage and light manufacturing space in a warehouse building contiguous to its corporate and administrative offices. Under an informal rental arrangement with LenRon, the Company pays approximately $1,000 per month for the use of this facility. The informal arrangement terminated on April 30, 1996.

      Effective January 1, 1994, Spintech leased shop space from a stockholder and employee on a month-to-month basis at $200 per month and incurred a total of $2,400 rent for the years ended December 31, 1996 and 1995, respectively.

      Milestone

      On November 25, 1996, the Company signed a five-year-and-one-month lease agreement for its corporate headquarters. The lease is scheduled to commence on March 1, 1997 at a rate of $4,040 per month for months one through thirty and $4,264 per month for months thirty-one through sixty-one.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1995 and 1996

NOTE L (continued)

      Wisdom

      On July 31, 1994, Wisdom signed a lease addendum for its facilities extending its original lease term three years with a monthly base rent of $2,688 for the period January 1, 1995 through December 31, 1997.

      The Company also leases equipment under operating leases.

      The following represents approximate minimum rental payments under such leases:

                      Year ending December 31,
                        1997                                 $ 97,000
                        1998                                   63,000
                        1999                                   54,000
                        2000                                   56,000
                        2001                                   54,000
                        2002 and thereafter                    13,000
                                                             --------

                                                             $337,000
                                                             ========

      Rent expense was approximately $33,000 and $28,000, of which $23,800 and $19,400 was paid to Len Ron for the years ended December 31, 1996 and 1995, respectively.

NOTE M - RELATED PARTY TRANSACTIONS

      1. The Company incurred accounting fees of approximately $6,250 to an accounting firm in which the wife of the Chief Executive Officer of the Company was a partner, for the year ended December 31, 1995.

      2. The Company paid $4,600 to the wife of the Chief Executive Officer of the Company for bookkeeping services for the year ended December 31, 1995.

      3. Spintech paid approximately $220,500 during 1996 to a company for the manufacturing of its "TAPS" and "SDS" products. An official of the company is on the Board of Directors of Spintech. Accounts payable to this affiliate at December 31, 1996 were approximately $12,000.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1995 and 1996

NOTE N - COMMITMENTS AND CONTINGENCIES

      1. Failure to use Spintech's "TAPS" and "SDS" units in accordance with recommended operating procedures could potentially result in subjecting users to health hazards or injury. For example, premature removal of syringes and other materials before completion of the melt cycle could subject users to puncture with contaminated needles prior to their complete encapsulation or inclusion of excessive amounts of blood-soaked gauze or other material could result in the release of noxious fumes from the sterilizer. In addition, the sterilizer heats material to high temperatures and misuse or malfunction of the unit could result in danger of fire or shock. Any of the foregoing or other failures of the sterilizer to function properly could subject Spintech to claims of liability. Spintech carries product liability insurance in the amount of $1,000,000 per occurrence and $1,000,000 overall.

      2. In June 1996, the Company entered into a consulting agreement with a dentist for $25,000 per annum for three years.

      3. All of Spintech's "SDS" units are manufactured by a single domestic contract manufacturer, Arbutus Electronics, Inc. ("Arbutus"). Spintech has no ongoing agreement for the manufacture of its "SDS" products with Arbutus or any other manufacturer, although it expects Arbutus to continue to manufacture such units. In July 1995, the Company entered into an agreement with Team Technologies, Inc. ("TTI") for the production of "SplatrFree(TM)" prophy angles. The Company believes that commercial delivery of the prophy angles will begin during the first quarter of 1997. Termination of the manufacturing relationship with Arbutus or TTI could significantly and adversely affect the Company's ability to produce and sell its "SDS" units and prophy angles, respectively. Though alternate sources of supply exist and new manufacturing relationships could be established by the Company for the "SDS" and prophy angle, the Company would need to recover its existing tools and dies or have new tools and dies produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply of "SDS" units from Arbutus, or prophy angles from TTI, whether or not as a result of termination of the relationship, would adversely affect the Company. Additionally, the Company has not established manufacturing relationships for "The Wand(TM)," a proposed new product.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1995 and 1996

NOTE O - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different geographic areas. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. Generally, the Company does not require collateral or other security to support customer receivables.

      Spintech's largest customer was Wisdom. Revenues of approximately $115,600 were recognized for the year ended December 31, 1996 prior to the acquisition.

      No other customer accounted for more than 10% of revenues in 1996 or 1995.

NOTE P - SUBSEQUENT EVENTS

      In March 1997, Spintech moved its executive and administrative offices to Livingston, New Jersey, and its operations to Chicago, Illinois.

      Private Placement

      In March 1997, the Company sold, in a private placement, an aggregate of 852,262 units at $4.72 per unit for net proceeds of $3,505,964. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock for three years from the closing of the offering at an exercise price of $4.72 per share. In addition, the placement agent received warrants to purchase 85,226 units at $4.72 per unit. Deferred financing costs at December 31, 1996 will be charged against the proceeds received from this 1997 Private Placement.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Milestone Scientific Inc.

                                       By: /S/ Leonard Osser
                                           -----------------------------
                                           Leonard Osser,
                                           President, Chief Executive and
                                           Chief Financial Officer

Date:  March 28, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                 Date                       Title
         ---------                 ----                       -----



/s/ Leonard Osser                  March 28, 1997    President, Chief Executive
-------------------------------                      Officer, Chief Financial
    Leonard Osser                                    Officer and Director



/s/ Gregory Volok                  March 28, 1997    Executive Vice President
-------------------------------                      Chief Operating Officer and
    Gregory Volok                                    Director



/s/ Joel Warady                    March 28, 1997    Vice President
-------------------------------
    Joel Warady



-------------------------------    _______________   Director
Giovanni Montoncello



/s/ Michael J. McGeehan            March 28, 1997    Director
-------------------------------
    Michael J. McGeehan



-------------------------------    _______________   Director
    David Sultanik


/s/ Stephen A. Zelnick             March 28, 1997    Director
------------------------------
    Stephen A. Zelnick