Form 10KSB40/A
period 1996-12-31
U S OPPORTUNITY SEARCH INC
filed 1997-04-08
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

         (5)  Filed with original filing of Form 10-KSB.

         (6)  Filed herewith.

(b) There were no reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Milestone Scientific Inc.


                                       By: /S/ Leonard Osser
                                           -----------------------------
                                           Leonard Osser,
                                           President, Chief Executive and
                                           Chief Financial Officer

Date:  April 1, 1996

In accordance with the Exchange Act, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                 Date                       Title
         ---------                 ----                       -----


/s/ Leonard Osser                  April 1, 1997    President, Chief Executive
-------------------------------                      Officer, Chief Financial
    Leonard Osser                                    Officer and Director


/s/ Gregory Volok                  April 1, 1997    Executive Vice President
-------------------------------                      Chief Operating Officer and
    Gregory Volok                                    Director


-------------------------------    _______________   Director
Giovanni Montoncello


/s/ Michael J. McGeehan            April 1, 1997    Director
-------------------------------
    Michael J. McGeehan


-------------------------------    _______________   Director
    David Sultanik


/s/ Stephen A. Zelnick             April 1, 1997    Director
------------------------------
    Stephen A. Zelnick