Form 10QSB
period 1997-03-31
MILESTONE SCIENTIFIC INC/NJ
filed 1997-05-14
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


Mark One

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 1997

                                       OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number 0-26284

                            MILESTONE SCIENTIFIC INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                            13-3545623
  ---------------------------                               ----------------
  State or other jurisdiction                               (I.R.S. Employer
     of organization)                                      Identification No.)

              220 South Orange Avenue, Livingston, New Jersey 07039
              -----------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (201) 535-2717
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of May 8, 1997 the Registrant had a total of 5,562,774 shares of Common Stock, $.001 par value, outstanding.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                           Page

     ITEM 1.      Consolidated Financial Statements

                  Consolidated Balance Sheet (unaudited)
                    at March 31, 1997 and December 31, 1996                3

                  Consolidated Statements of Operations
                    (unaudited for the three months ended
                    March 31, 1997 and 1996                                4

                  Consolidated Statements of Changes in
                    Stockholders' Equity for the three months
                    ended March 31, 1997 (unaudited)
                    and the year ended December 31, 1996                   5

                  Consolidated Statements of Cash Flows
                    (unaudited) for the three months ended
                    March 31, 1997 and 1996                                6

Notes to Consolidated Financial Statements                                 8

     ITEM 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      11

PART II. OTHER INFORMATION                                                 12

     ITEM 1.  Legal Proceedings                                            12

     ITEM 6. Exhibits and reports on Form 8-K                              12


SIGNATURES                                                                 14

                   Milestone Scientific Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                             (unaudited)
                                                                                               March 31              December 31
                                                                                                 1997                    1996
CURRENT ASSETS
  Cash and cash equivalents                                                                  $  3,372,317            $   779,359
  Accounts receivable                                                                             486,943                323,746
  Inventories                                                                                     486,951                508,727
  Prepaid expenses                                                                                113,249                 20,788
                                                                                             ------------            -----------

          Total current assets                                                                  4,459,460              1,632,620

PROPERTY AND EQUIPMENT, NET                                                                       306,385                281,378
PATENTS                                                                                         1,983,082              2,039,816
DEFERRED FINANCING COSTS                                                                                                 635,000
OTHER ASSETS                                                                                      159,124                 68,132
                                                                                             ------------            -----------
                                                                                             $  6,908,051            $ 4,656,946
                                                                                             ============            ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit - bank                                                                      $    75,000             $   75,000
  Accounts payable                                                                               497,751                483,537
  Accrued expenses                                                                               131,418                102,310
  Deferred revenue                                                                                38,517                 38,517
                                                                                             ------------            -----------

                      Total current liabilities                                                  742,686                699,364
                                                                                             ------------            -----------
STOCKHOLDERS' EQUITY
  Common stock, par value $.001;
   authorized, 10,000,000 shares;
   issued and outstanding, 5,562,774
   shares at March 31, 1997
  Additional paid-in capital                                                                       5,562                  4,633
  Deficit                                                                                      9,657,223              6,819,341
  Unearned compensation                                                                       (3,432,380)            (2,736,352)
                                                                                                 (65,040)              (130,040)
                                                                                             ------------            -----------

                                                                                               6,165,365              3,957,582
                                                                                             ------------            -----------
                                                                                             $ 6,908,051             $4,656,946
                                                                                             ============            ===========


See notes to consolidated financial statements

                   Milestone Scientific Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the three months ended March 31,
                                   (unaudited)


                                                                                                   1997                 1996
                                                                                              ------------          -----------
Revenues                                                                                      $    760,123          $    74,358
Cost of Sales                                                                                      471,572               52,526
                                                                                              ------------          -----------

Gross Profit                                                                                       288,551               21,832
                                                                                              ------------          -----------

Selling, general and administrative expenses                                                      924,511              416,189
Research and development expenses                                                                   65,654               37,798
                                                                                              ------------          -----------

                                                                                                  990,165              453,987
                                                                                              ------------          -----------

        Loss from operations                                                                     (701,614)            (432,155)
                                                                                              ------------          -----------

Other income
  Interest income (net)                                                                             3,592               23,714
  Other income (net)                                                                                1,994                7,926
  Minority interest in net loss of subsidiary                                                           -               67,073
                                                                                              ------------          -----------

                                                                                                    5,586               98,713
                                                                                              ------------          -----------
        NET LOSS                                                                                 (696,028)          $ (333,442)
                                                                                              ============          ===========
Loss per share                                                                                      $(.14)               $(.07)
                                                                                              ============          ===========
Weighted average shares outstanding                                                             4,840,527            4,480,000
                                                                                              ============          ===========


See notes to consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the year ended December 31, 1996 and
                the three months ended March 31, 1997 (unaudited)

                                                Common Stock               Additional
                                                ------------                paid-in                     Unearned
                                             Shares        Amount           capital      Deficit     compensation        Total
                                            ---------    ----------        ---------   -----------   -------------     ---------

Balance, January 1, 1996                    4,480,000      $4,480         $5,690,895    $(786,824)     $(390,040)    $4,518,511
Shares issued in connection with
  the business combinations
  accounted for as purchases                   23,350          23            111,076                                    111,099
Shares issued to Consultants                  130,000         130            382,370                                    382,500
Compensation expense                                                                                     260,000        260,000
Warrants issued to placement agent                                           635,000                                    635,000
Net loss for the year ended
  December 31, 1996                                                                    (1,949,528)                   (1,949,528)
                                            ---------    ----------        ---------   -----------      ---------     ---------

Balance, December 31, 1996                  4,633,350       4,633          6,819,341   (2,736,352)      (130,040)     3,957,582
Private Placement of Units                    852,262         852          2,347,702                                  2,348,554
Compensation expense                                                                                      65,000         65,000
Shares Issued For Capital Assets               12,000          12             80,238                                     80,250
Shares issued to Consultants                   58,000          58            369,692                                    369,750
Shares issued in connection
 with conversion offer to
 minority Shareholders of Spintech              7,162           7             40,250                                     40,257
Net loss for the three months
 ended March 31, 1997                                                                    (696,028)                     (696,028)
                                            ---------    ----------        ---------   -----------      ---------     ---------
Balance, March 31, 1997                     5,562,774      $5,562         $9,657,223  ($3,432,380)      $(65,040)    $6,165,365


See notes to consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the three months ended March 31,
                                   (unaudited)

                                                                                                1997                   1996
                                                                                            -----------            -----------
Cash flows from operating activities
  Net loss                                                                                   $(696,028)            $(333,442)
  Adjustments to reconcile net loss to
   net cash used in operating activities
     Amortization of excess of purchase
       price over tangible net assets                                                                                 57,385
     Amortization and depreciation                                                              66,255                   947
     Loss applicable to minority interest                                                                            (67,073)
     Compensation expense                                                                       65,000                65,000
     Changes in assets and liabilities
          (Increase) in other assets                                                            (2,527)               (3,138)
          (Increase) in accounts receivable                                                   (163,197)              (10,293)
          Decrease (Increase) in inventories                                                    21,776                (9,862)
          (Increase) Decrease in prepaid expenses                                              (75,550)                  927
          Increase in accounts payable                                                          14,214                37,175
          (Decrease) increase in accrued expenses                                               29,108               (10,004)
                                                                                            -----------            -----------

     Net cash used in operating activities                                                    (740,949)             (272,378)
                                                                                            -----------            -----------

Cash flows from investing activities
  Capital expenditures                                                                         (51,439)              (83,975)
  Acquisition costs of minority interest in Spintech                                            (5,392)                    -
                                                                                            -----------            -----------

  Net cash used in investing activities                                                        (56,831)              (83,975)
                                                                                            -----------            -----------

Cash flows from financing activities
  Net proceeds from private placement                                                        3,390,738                     -
                                                                                            -----------            -----------

  Net cash provided by financing activities                                                 $3,390,738                     -
                                                                                            -----------            -----------

  NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                                                                     2,592,958              (356,353)

Cash and cash equivalents at beginning of Period                                               779,359              2,331,639
                                                                                            -----------            -----------

Cash and cash equivalents at end of Period                                                  $3,372,317             $1,975,286
                                                                                            ===========            ===========


See notes to consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                      For the three months ended March 31,
                                   (unaudited)


                                                                                              1997                1996
                                                                                           ----------          ----------
Supplemental disclosures of cash flow information:
  Cash paid during the year for
     Income taxes                                                                          $        -          $        -
                                                                                           ----------          ----------

     Interest                                                                              $    5,812          $        -
                                                                                           ----------          ----------

In 1997, 54,000 shares of common stock were issued for services performed associated with the 1997 private placement. The value of the above shares, deferred financing and other costs incurred in 1996 were applied against the net proceeds in 1997.

In 1997, 12,000 shares of common stock were issued in exchange for capital assets to be delivered in 1997. Since the capital assets were not yet received such amount is included in other assets.

In 1997, 7,162 shares of common stock were issued in exchange for approximately 469 shares of Spintech common stock (approximately 1%). The value of the stock and associated legal costs at date of acquisition is shown in other assets.


See notes to consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

     The unaudited interim financial statements of Milestone Scientific Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of March 31, 1997, and the results of operations, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 1997 and 1996, respectively.

     The results reported for the three-month period ended March 31, 1997 are not necessarily indicative of the results of operations which may be expected for a full year.



NOTE 2 - ACQUISITIONS

         PRINCETON PMC

         In March 1996, the Company, entered into a shareholder's agreement to form Princeton PMC, a corporation, to engage in the marketing and sale of dental products. The Company contributed $85,000 for 200 shares of this entity representing a two-thirds ownership. Only the March 31, 1997 Consolidated Financial Statements include the operating results of Princeton PMC.

         In November 1996, the Company purchased the remaining one-third of Princeton PMC's outstanding stock for 100 shares of its common stock. The acquisition has been recorded using the purchase method of accounting. The purchase price approximated the net tangible assets acquired.

         WISDOM

         In December 1996, the Company completed the purchase of Wisdom's outstanding stock by issuing 23,250 shares of its common stock valued at $110,437. The acquisition has been recorded using the purchase method of accounting. The cost was less than the subsidiary's net assets at the date of acquisition. The excess of net assets over cost has been applied to reduce the amounts assigned to noncurrent assets of the subsidiary. Only the March 31, 1997 Consolidated Financial Statements include the operating results of Wisdom.

                   Milestone Scientific Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997


NOTE 2 - ACQUISITIONS (continued)

         SPINTECH

         In November 1995, the Company completed the purchase of 65% of Spintech's outstanding stock on a fully diluted basis for $2,700,000. The Company paid $2,026,495, which represents the $2,700,000 less amounts advanced to Spintech amounting to $632,500 plus interest of $41,005. The acquisition has been recorded using the purchase method of accounting. The excess of the aggregate purchase price over the net tangible assets acquired was allocated to patents and is being amortized over ten years. The operating results of Spintech have been included in the Company's consolidated financial statements since the date of acquisition. The minority interest has been valued at zero as of March 31, 1997.

         In January 1997 the Company offered to minority shareholders of Spintech to exchange 1 Spintech share for 15.27 shares of Milestone. This offer is for restricted shares. As of March 31, 1997, 469 shares of Spintech were converted, which increased Milestone's ownership of Spintech to 66%. The value of the converted shares and associated legal costs are shown in other assets, as a result of the value being in excess of the tangible net assets of Spintech.


NOTE 3 - PRIVATE PLACEMENT

         In March 1997, the company sold, in a private placement, an aggregate of 852,262 units at $4.72 per unit for net cash proceeds of $3,390,738, less non cash costs for shares issued in connection with the private placement of $1,042,184 for a net amount of $2,348,554. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock for three years from the closing of the offering at an exercise price of $4.72 per share. In addition, the placement agent received warrants to purchase 85,226 units at $4.72 per unit.

                   Milestone Scientific Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997


NOTE 4 - LITIGATION

         On March 26, 1997, Milestone and Spintech commenced legal action in the United States District court of New Jersey against Ronald Spinello, DDS, Chairman and Director of Research of Spintech. In the complaint, plaintiffs seek recovery of compensatory and punitive damages in excess of $4,000,000 for extortion and tortious interference with existing and prospective contract and business relationships, a declaratory judgment that Dr. Spinello has no personal rights to certain technology developed while he was employed as Director of Research of Spintech relating to the design and production of ancillary components of its computer controlled local anesthetic delivery system, a declaratory judgment that plaintiffs have not breached Dr. Spinello's employment agreement or the agreement for the purchase by Milestone of a 65% equity interest in Spintech and injunctive relief. No answer has yet been filed.

         Milestone has been advised by its patent counsel that all technology developed by Dr. Spinello while employed by Spintech is owned by Spintech. The Company believes that ownership of the technology relating to these ancillary components which are the subject of this litigation in no way prevents the manufacture and sale of its anesthetic delivery system at economically viable prices.

Management's Discussion and Analysis or Plan of Operation


In March 1997, the company consummated a private placement of registered securities through a placement agent. The company received gross proceeds of $4,022,500 for 852,262 units, each consisting of one share of Common Stock and one Common Stock Purchase Warrant exercisable at $4.72 per share. The private placement was over subscribed and the company accepted subscriptions for more than the maximum number of units offered.

Statement of Operations

Revenues and Cost of Goods Sold increased to $740,123 and $471,572 respectively in 1997 from $74,358 and $52,526 in 1996 an increase of $658,765(922%) and
$419,146(797%), primarily a result of the acquisition of Wisdom in December
1996.

Selling, General and Administrative expenses increased to $924,511 in 1997 from $416,189 in 1996 an increase of $508,382(122%) reflecting, primarily the acquisition of Wisdom and higher marketing and administrative costs as the company positions itself for expected higher levels of operations.

Research and Development costs increased to $65,654 in 1997 from $37,798 in 1996, an increase of $27,856 reflecting increased costs to develop the Wand.

Net Interest decreased to $3,592 in 1997 from $23,714 in 1996, a decrease of $20,122, primarily a result of the use of the proceeds from the public offering in late 1995.

Liquidity and Capital Resources

At March 31, 1997, the Company's working Capital was $3,716,774, primarily reflecting the net cash proceeds of $3,390,738 from the private placement. The company intends to use the funds for development engineering, tooling, marketing and other expenses associated with the introduction of "The Wand", development of other products and general corporate purposes including working capital.

     PART II.     OTHER INFORMATION

     ITEM 1.      Legal Proceedings

     On March 26, 1997, Milestone and Spintech commenced legal action in the United States District court of New Jersey against Ronald Spinello, DDS, Chairman and Director of Research of Spintech. In the complaint, plaintiffs seek recovery of compensatory and punitive damages in excess of $4,000,000 for extortion and tortious interference with existing and prospective contract and business relationships, a declaratory judgment that Dr. Spinello has no personal rights to certain technology developed while he was employed as Director of Research of Spintech relating to the design and production of ancillary components of its computer controlled local anesthetic delivery system, a declaratory judgment that plaintiffs have not breached Dr. Spinello's employment agreement or the agreement for the purchase by Milestone of a 65% equity interest in Spintech and injunctive relief. No answer has yet been filed.

     Milestone has been advised by its patent counsel that all technology developed by Dr. Spinello while employed by Spintech is owned by Spintech. The Company believes that ownership of the technology relating to these ancillary components which are the subject of this litigation in no way prevents the manufacture and sale of its anesthetic delivery system at economically viable prices.

     ITEM 6.      Exhibits and reports on Form 8-K

          (a) Exhibits

                   10.1  Form of Warrant Agreement dated as of March 13,
                         1997.(1)

                   10.2  Agency Agreement dated February 4, 1997.(2)

                   10.3 Form of Purchase Option granted to the Placement Agent and Designees dated as of March 13, 1997.(3)
--------------------
          (1) Incorporated by reference to exhibit 99.1 of the Company's Registration Statement on Form S-3 No. 333-26237.

          (2) Incorporated by reference to exhibit 99.2 of the Company's Registration Statement on Form S-3 No. 333-26237.

          (3) Incorporated by reference to exhibit 99.3 of the Company's Registration Statement on Form S-3 No. 333-26237.

          (b) Reports on Form 8-K:

              The Registrant filed the following report on Form 8-K during the quarter ended March 31, 1997.


               Date                      Item Reported

               March 13, 1997            Item 5.  Other Events
                                         Item 7. Financial Statements, Pro Forma
                                         Financial Information and Exhibits

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MILESTONE SCIENTIFIC INC.
                                              (Registrant)


Date: May 12, 1997                       /s/ Leonard Osser
                                         -------------------------------------
                                         LEONARD OSSER
                                         President, Chief Executive Officer and
                                         Chief Financial and Accounting Officer