Form 10QSB
period 1997-06-30
MILESTONE SCIENTIFIC INC/NJ
filed 1997-08-05
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number 0-26284
                       -------

                            MILESTONE SCIENTIFIC INC.
                            -------------------------
             (Exact name of Registrant as specified in its charter)

        Delaware                                              13-3545623
        ----------------------------------------------------------------
        State or other jurisdiction                     (I.R.S. Employer
        of organization)                             Identification No.)

              220 South Orange Avenue, Livingston, New Jersey 07039
              -----------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (201) 535-2717
                                 --------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of July 31, 1997 the Registrant had a total of 5,568,152 shares of Common Stock, $.001 par value, outstanding.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                       Page

  ITEM 1.   Consolidated Financial Statements

            Consolidated Balance Sheets (unaudited)
              at June 30, 1997 and December 31, 1996                      3

            Consolidated Statements of Operations
              (unaudited) for the six and three months
              ended June 30, 1997 and 1996                                4

            Consolidated Statements of Changes in
              Stockholders' Equity for the six
              months ended June 30, 1997 (unaudited)
              and the year ended December 31, 1996                        5

            Consolidated Statements of Cash Flows
              (unaudited) for the six months ended
              June 30, 1997 and 1996                                      6

            Notes to Consolidated Financial Statements                    8

  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

  ITEM 1.   Legal Proceedings

SIGNATURES

                   Milestone Scientific Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       (unaudited)
                                                         June 30     December 31
                                                           1997         1996

CURRENT ASSETS
  Cash and cash equivalents                           $ 2,415,633   $   779,359
  Accounts receivable                                     559,685       323,746
  Inventories                                             560,929       508,727
  Prepaid expenses                                         68,822        20,788
                                                      -----------   -----------
      Total current assets                              3,605,069     1,632,620

Property and equipment, net                               495,673       281,378
Patents, net                                            1,975,244     2,039,816
Deferred financing costs                                     --         635,000

Other assets                                               32,618        68,132
                                                      -----------   -----------
      Total assets                                    $ 6,108,604   $ 4,656,946
                                                      ===========   ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit - bank                               $   250,000   $    75,000
  Accounts payable                                        728,132       483,537
  Accrued expenses                                         93,278       102,310
  Deferred revenue                                           --          38,517
                                                      -----------   -----------

      Total current liabilities                         1,071,410       699,364
                                                      ===========   ===========
STOCKHOLDERS' EQUITY
  Common stock, par value $.001;
    Authorized, 10,000,000 shares;
    issued and outstanding, 5,563,630
    shares at June 30, 1997                                 5,563         4,633
  Additional paid-in capital                            9,631,882     6,819,341
  Deficit                                              (4,600,251)   (2,736,352)
  Unearned compensation                                      --        (130,040)
                                                      -----------   -----------
      Total stockholders' equity                        5,037,194     3,957,582
                                                      -----------   -----------
      Total liabilities and stockholders' equity      $ 6,108,604   $ 4,656,946
                                                      ===========   ===========
See notes to consolidated financial statements

                   Milestone Scientific Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the six and three months ended June 30,
                                   (unaudited)

                                          Six Months Ended           Three Months Ended
                                               June 30                     June 30
                                         1997          1996          1997           1996
                                         ----          ----          ----           ----
Revenues                             $ 1,634,564   $   107,385   $   871,841   $    33,027
Cost of Sales                          1,006,401        73,028       535,228        20,502
                                     -----------   -----------   -----------   -----------
Gross Profit                             628,163        34,357       336,613        12,525
                                     -----------   -----------   -----------   -----------

Selling, general and
  administrative expenses              2,253,506       840,259     1,324,788       424,070
Research and development expenses        273,721        63,773       208,668        25,975
                                     -----------   -----------   -----------   -----------
                                       2,527,227       904,032     1,533,456       450,045
                                     -----------   -----------   -----------   -----------

      Loss from operations            (1,899,064)     (869,675)   (1,196,843)     (437,520)
                                     -----------   -----------   -----------   -----------

Other income and expense
  Interest income (net)                   32,565        42,711        28,972        18,997
  Other income (net)                       2,600        72,926          --          65,000
  Minority interest in net
    loss of subsidiary                      --         106,246          --          39,173
                                     -----------   -----------   -----------   -----------
                                          35,165       221,883        28,972       123,170
                                     ===========   ===========   ===========   ===========
      NET LOSS                       $(1,863,899)  $  (647,792)  $(1,167,871)  $  (314,350)
                                     ===========   ===========   ===========   ===========
Loss per share                       $     (0.36)  $     (0.14)  $     (0.21)  $     (0.07)
                                     ===========   ===========   ===========   ===========
Weighted average shares outstanding    5,202,074     4,503,000     5,563,630     4,550,000
                                     ===========   ===========   ===========   ===========

See notes to consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the year ended December 31, 1996 and
                 the six months ended June 30, 1997 (unaudited)

                                                         Additional
                                                           paid-in                 Unearned
                                       Common Stock        capital     Deficit   compensation     Total
                                       ------------        -------     -------   ------------     -----
                                     Shares     Amount
                                     ------     ------
Balance, January 1, 1996            4,480,000  $4,480  $5,690,895  $  (786,824)  $(390,040)  $ 4,518,511
Shares issued in connection with
  the business combinations
  accounted for as purchases           23,350      23     111,076                                111,099
Shares issued to Consultants          130,000     130     382,370                                382,500
Compensation expense                                                               260,000       260,000
Warrants issued to placement agent                        635,000                                635,000
Net loss for the year ended
  December 31, 1996                                                 (1,949,528)               (1,949,528)
                                    ---------  ------  ----------  -----------   ---------   -----------

Balance, December 31, 1996          4,633,350   4,633   6,819,341   (2,736,352)   (130,040)    3,957,582
Private Placement of Units            852,262     852   2,317,975                              2,318,827
Compensation expense                                                               130,040       130,040
Shares Issued For Capital Assets       12,000      12      80,238                                 80,250
Shares issued to Consultants           58,000      58     369,692                                369,750
Shares issued in connection
  with conversion offer to
  minority Shareholders of Spintech     8,018       8      44,636                                 44,644
Net loss for the six months
  ended June 30, 1997                                               (1,863,899)               (1,863,899)
                                    ---------  ------  ----------  -----------   ---------   -----------
Balance, June 30, 1997              5,563,630  $5,563  $9,631,882  ($4,600,251)  $     -0-   $ 5,037,194
                                    =========  ======  ==========  ===========   =========   ===========

See notes to consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the six months ended June 30,
                                   (unaudited)

                                                           1997          1996
                                                           ----          ----
Cash flows from operating activities
  Net loss                                            $(1,863,899)  $  (647,792)
  Adjustments to reconcile net loss to
    net cash used in operating activities
      Amortization of excess of purchase
        price over tangible net assets                    114,609       114,772
      Amortization and depreciation                        28,287         1,894
      Loss applicable to minority interest                   --         (91,346)
      Compensation expense                                130,040       130,000
      Changes in assets and liabilities
        (Increase) in accounts receivable                (235,939)       (3,049)
        (Increase) in inventories                         (52,202)      (12,400)
        (Increase) in prepaid expenses                    (48,034)      (20,706)
        (Increase) in other assets                         (1,919)       (3,138)
        Increase (Decrease) in accounts payable           244,594        (8,386)
        (Decrease) in accrued expenses                     (9,032)      (18,896)
        (Decrease) in Deferred Revenue                    (38,517)         --
                                                      -----------   -----------
     Net cash used in operating activities             (1,732,012)     (559,047)
                                                      -----------   -----------

Cash flows from investing activities
  Capital expenditures                                   (162,332)     (102,477)
  Acquisition costs of minority interest in Spintech       (5,392)         --
                                                      -----------   -----------
  Net cash used in investing activities                  (167,724)     (102,477)
                                                      -----------   -----------
Cash flows from financing activities
  Net proceeds from private placement                   3,361,010          --
  Proceeds from issuance of Debt                          175,000          --
                                                      -----------   -----------
  Net cash provided by financing activities           $ 3,536,010          --
                                                      -----------   -----------
  NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                                1,636,274      (661,524)

Cash and cash equivalents at beginning of Period          779,359     2,331,639
                                                      -----------   -----------

Cash and cash equivalents at end of Period            $ 2,415,633   $ 1,670,115
                                                      ===========   ===========

See notes to consolidated financial statements

                   Milestone Scientific Inc. and Subsidiaries

                        For the six months ended June 30,
                                   (unaudited)

                                                         1997          1996
                                                         ----          ----
Supplemental disclosures of cash flow information:
  Cash paid during the period for
Income taxes                                          $      --     $      --
                                                      -----------   -----------
Interest                                              $    12,799   $      --
                                                      -----------   -----------

In 1997, 54,000 shares of common stock were issued for services performed associated with the 1997 private placement. The value of the above shares, deferred financing and other costs incurred in 1996 were applied against the net proceeds in 1997.

In 1997, 12,000 shares of common stock were issued in exchange for capital assets.

In 1997, 8,018 shares of common stock were issued in exchange for approximately 525 shares of Spintech common stock (approximately 1%). The value of the stock and associated legal costs at date of acquisition is shown in patents.

See notes to consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

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

      In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of June 30, 1997, and the results of operations, changes in stockholders' equity and cash flows for the six-month periods ended June 30, 1997 and 1996, respectively.

      The results reported for the six-month period ended June 30, 1997 are not necessarily indicative of the results of operations which may be expected for a full year.

NOTE 2 - ACQUISITIONS

      PRINCETON PMC

      In March 1996, the Company, entered into a shareholder's agreement to form Princeton PMC, a corporation, to engage in the marketing and sale of dental products. The Company contributed $85,000 for 200 shares of this entity representing a two-thirds ownership. Only the June 30, 1997 Consolidated Financial Statements include the six month operating results of Princeton PMC.

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

                   Milestone Scientific Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

NOTE 2 - ACQUISITIONS (continued)

      WISDOM

      In December 1996, the Company completed the purchase of Wisdom's outstanding stock by issuing 23,250 shares of its common stock valued at $110,437. The acquisition has been recorded using the purchase method of accounting. The cost was less than the subsidiary's net assets at the date of acquisition. The excess of net assets over cost has been applied to reduce the amounts assigned to noncurrent assets of the subsidiary. Only the June 30, 1997 Consolidated Financial Statements include the operating results of Wisdom.

      SPINTECH

      In November 1995, the Company completed the purchase of 65% of Spintech's outstanding stock on a fully diluted basis for $2,700,000. The Company paid $2,026,495, which represents the $2,700,000 less amounts advanced to Spintech amounting to $632,500 plus interest of $41,005. The acquisition has been recorded using the purchase method of accounting. The excess of the aggregate purchase price over the net tangible assets acquired was allocated to patents and is being amortized over ten years. The operating results of Spintech have been included in the Company's consolidated financial statements since the date of acquisition. The minority interest has been valued at zero as of June 30, 1997.

      The Company also holds a series of annual options to purchase, for a nominal amount, an additional 3% of Spintech's outstanding shares following each of the first five fiscal years commencing after the closing of the stock purchase (or an aggregate of 15% of such shares if all of the options are exercised). Each option is exercisable only if Spintech does not achieve a specified pretax profit target as defined in the applicable fiscal year. As a result of Spintech not achieving the specified pretax profit in 1996, the Company exercised their option in 1997.

      In January 1997, the company offered to minority shareholders of Spintech to exchange 1 Spintech share for 15.27 shares of Milestone. This offer is for restricted shares. As of June 30, 1997, 525 shares of Spintech were converted, which together with the above exercise increased Milestone's ownership of Spintech to 69%. The value of the converted shares and associated legal costs are shown in patents, as a result of the value being in excess of the tangible net assets of Spintech.

                   Milestone Scientific Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

NOTE 3 - PRIVATE PLACEMENT

      In March 1997, the company sold, in a private placement, an aggregate of 852,262 units at $4.72 per unit for net cash proceeds of $3,361,010, less non cash costs for shares issued in connection with the private placement of $1,042,183 for a net amount of $2,318,827. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock for three years from the closing of the offering at an exercise price of $4.72 per share. In addition, the placement agent received warrants to purchase 85,226 units at $4.72 per unit.

NOTE 4 - LITIGATION

      On March 26, 1997, Milestone and Spintech commenced legal action in the United States District court of New Jersey against Ronald Spinello, DDS, Chairman and Director of Research of Spintech. In the complaint, plaintiffs seek recovery of compensatory and punitive damages in excess of $4,000,000 for extortion and tortious interference with existing and prospective contract and business relationships, a declaratory judgment that Dr. Spinello has no personal rights to certain technology developed while he was employed as Director of Research of Spintech relating to the design and production of ancillary components of its computer controlled local anesthetic delivery system, a declaratory judgment that plaintiffs have not breached Dr. Spinello's employment agreement or the agreement for the initial purchase by Milestone of a 65% equity interest in Spintech and injunctive relief. On May 21, 1997, Dr. Spinello filed an answer and counterclaim which denies the material allegations of the complaint and seeks recovery for breach of the defendant's employment agreement, initiates a derivative action against Milestone with respect to various expenditures and actions for which Defendant, on behalf of Spintech, seeks an amount in excess of $75,000, alleges civil conspiracy against Milestone with respect to certain of those matters and the entry into the employment agreement with Defendant and seeks indemnification for expenses, including attorneys fees, in the pending action. On May 25, 1997 the Company filed a reply to counterclaims which denied all of the material allegations of the counterclaims. Milestone has been advised by its patent counsel that all technology developed by Dr. Spinello while employed by Spintech is owned by Spintech. The Company believes that ownership of the technology relating to these ancillary components which are the subject of this litigation in no way prevents the manufacture and sale of its anesthetic delivery system at economically viable prices.

                   Milestone Scientific Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

NOTE 4 - LITIGATION (continued)

      On May 20, 1997, Glenn R. Spinello filed a Complaint in the Court of Common Pleas, York County, Pennsylvania seeking damages as a result of the alleged breach of his Employment Agreement. On June 20, 1997, the company and Spintech filed a notice of Removal which transferred venue of Glenn Spinello's lawsuit to the United States District Court for the Middle District of Pennsylvania. On June 27, 1997, the Company and Spintech filed an Answer to Glenn Spinello's Complaint which denied the material allegations of the Complaint and asserted counterclaims based upon Glenn Spinello's breach of his Employment Agreement.

Management's Discussion and Analysis of Financial Condition and Results of Operation

In March 1997, the company consummated a private placement (the "Private Placement") of 852,262 units, each consisting of one share of Common Stock and one Common Stock Purchase Warrant exercisable at $4.72 per share through a placement agent. The company received gross proceeds of $4,022,500 in the Private Placement. The Private Placement was over subscribed and the company accepted subscriptions for more than the maximum number of units offered.

      Three Months Ended June 30, 1997 as compared to the Three Months Ended June 30, 1996

Statement of Operations

Revenues and Cost of Goods Sold increased to $871,841 and $535,228 respectively in 1997 from $33,027 and $20,502 in 1996, an increase of $838,814 and $514,726.
These increases are primarily due to the following factors:

      A) The acquisition of Wisdom in December 1996. This has resulted in increased sales and cost of goods sold of approximately $580,000 and $393,000.

      B) Launch of the "SplatrFree(TM)" product in March 1997 which has resulted in sales and cost of goods sold of approximately $74,000 and $38,000.

      C) Increased sales and cost of goods sold of SDS units (1996 sales were primarily TAPS units, which were replaced by the SDS units) which approximated $185,000 and $83,000. In addition, the Company entered into an exclusive distributorship agreement for distribution of its SDS products in June 1997. During the term of five months, both parties will attempt to negotiate a contract which will result in either, a sell off of the company's right, title and interest in the SDS products, longer term of exclusive distribution or non exclusive distribution arrangement. As a result of this agreement, all SDS products held in inventory were sold to the distributor in June 1997, which approximated $200,000 in sales.

Selling, General and Administrative expenses increased to $1,324,788 in 1997 from $424,070 in 1996 an increase of $900,718. The increase is primarily due to the following:

      A) The acquisition of Wisdom in December 1996. This has resulted in increased expenses of approximately $560,000.

      B) Marketing costs associated with the launch of the "SplatrFree(TM)" product.

      C)    Preparation for the launch of "The Wand(TM)".

Research and Development costs increased to $208,668 in 1997 from $25,975 in 1996, an increase of $182,693 reflecting increased costs to develop "The Wand(TM)".

Net Interest increased to $28,972 in 1997 from $18,997 in 1996, an increase of $9,975, primarily due to the private placement proceeds received in late March 1997.

Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)

      Six Months Ended June 30, 1997 as compared to the Six Months Ended June 30,1996

Statement of Operations

Revenues and Cost of Goods Sold increased to $1,634,564 and $1,006,401 respectively in 1997 from $107,385 and $73,028 in 1996 an increase of $1,527,179 and $933,373. These increases are primarily due to the following factors:

      A) The acquisition of Wisdom in December 1996. This has resulted in increased sales and cost of goods sold of approximately $1,235,000 and $803,000.

      B) Launch of the "SplatrFree(TM)" product in March 1997 which has resulted in sales and cost of goods sold of approximately $84,000 and $42,000.

      C) Increased sales and cost of goods sold of SDS units (1996 sales were primarily TAPS units, which were replaced by the SDS units) which approximated $185,000 and $96,000. In addition, the Company entered into an exclusive distributorship agreement for distribution of its SDS products in June 1997. During the term of five months, both parties will attempt to negotiate a contract which will result in either, a sell off of the company's right, title and interest in the SDS products, longer term of exclusive distribution or non exclusive distribution arrangement. As a result of this agreement, all SDS products held in inventory were sold to the distributor in June 1997, which approximated $200,000 in sales.

Selling, General and Administrative expenses increased to $2,253,506 in 1997 from $840,259 in 1996 an increase of $1,413,247. The increase is primarily due to the following:

      A) The acquisition of Wisdom in December 1996, which has resulted in increased expenses of approximately $891,000.

      B) Marketing costs associated with the launch of the "SplatrFree(TM)" product.

      C)    Preparation for the launch of "The Wand(TM)".

Research and Development costs increased to $273,721 in 1997 from $63,773 in 1996, an increase of $209,948 reflecting increased costs to develop "The Wand(TM)".

Net Interest decreased to $32,565 in 1997 from $42,711 in 1996, a decrease of $10,146, primarily a result of the increase in the line of credit.

Liquidity and Capital Resources

At June 30, 1997, the Company's working Capital was $2,533,659, primarily reflecting the net cash proceeds of $3,361,010 from the private placement. The company intends to use the funds for development engineering, tooling, marketing and other expenses associated with the introduction of "The Wand(TM)", development of other products and general corporate purposes including working capital.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

      On March 26, 1997, Milestone and Spintech commenced legal action in the United States District court of New Jersey against Ronald Spinello, DDS, Chairman and Director of Research of Spintech. In the complaint, plaintiffs seek recovery of compensatory and punitive damages in excess of $4,000,000 for extortion and tortious interference with existing and prospective contract and business relationships, a declaratory judgment that Dr. Spinello has no personal rights to certain technology developed while he was employed as Director of Research of Spintech relating to the design and production of ancillary components of its computer controlled local anesthetic delivery system, a declaratory judgment that plaintiffs have not breached Dr. Spinello's employment agreement or the agreement for the initial purchase by Milestone of a 65% equity interest in Spintech and injunctive relief. On May 21, 1997, Dr. Spinello filed an answer and counterclaim which denies the material allegations of the complaint and seeks recovery for breach of the defendant's employment agreement, initiates a derivative action against Milestone with respect to various expenditures and actions for which Defendant, on behalf of Spintech, seeks an amount in excess of $75,000, alleges civil conspiracy against Milestone with respect to certain of those matters and the entry into the employment agreement with Defendant and seeks indemnification for expenses, including attorneys fees, in the pending action. On May 25, 1997 the Company filed a reply to counterclaims which denied all of the material allegations of the counterclaims. Milestone has been advised by its patent counsel that all technology developed by Dr. Spinello while employed by Spintech is owned by Spintech. The Company believes that ownership of the technology relating to these ancillary components which are the subject of this litigation in no way prevents the manufacture and sale of its anesthetic delivery system at economically viable prices.

      On May 20, 1997, Glenn R. Spinello filed a Complaint in the Court of Common Pleas, York County, Pennsylvania seeking damages as a result of the alleged breach of his Employment Agreement. On June 20, 1997, the company and Spintech filed a notice of Removal which transferred venue of Glenn Spinello's lawsuit to the United States District Court for the Middle District of Pennsylvania. On June 27, 1997, the Company and Spintech filed an Answer to Glenn Spinello's Complaint which denied the material allegations of the Complaint and asserted counterclaims based upon Glenn Spinello's breach of his Employment Agreement.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MILESTONE SCIENTIFIC INC.
                                     -------------------------
                                           (Registrant)


Date: August 1, 1997                 /s/Leonard Osser
                                     -------------------------------------------
                                     LEONARD OSSER
                                     President, Chief Executive Officer and
                                     Chief Financial and Accounting Officer