Form 10QSB
period 1997-09-30
MILESTONE SCIENTIFIC INC/NJ
filed 1997-11-14
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 1997

                                       OR

|_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number 0-26284

                            MILESTONE SCIENTIFIC INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                              13-3545623
--------------------------------------------------------------------------------
State or other jurisdiction                                     (I.R.S. Employer
of organization)                                             Identification No.)

              220 South Orange Avenue, Livingston, New Jersey 07039
              -----------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (201) 535-2717
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of November 13, 1997 the Registrant had a total of 8,281,666 shares of Common Stock, $.001 par value, outstanding.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              Page

     ITEM 1. Consolidated Financial Statements

             Consolidated Balance Sheets (unaudited)
               at September 30, 1997 and December 31, 1996                   3

             Consolidated Statements of Operations
               (unaudited) for the nine and three months
               ended September 30, 1997 and 1996                             4

             Consolidated Statements of Changes in Stockholders' Equity for
               the nine months ended September 30, 1997 (unaudited)
               and the year ended December 31, 1996                          5

             Consolidated Statements of Cash Flows
               (unaudited) for the nine months ended
               September 30, 1997 and 1996                                   6

             Notes to Consolidated Financial Statements                      8

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings

     ITEM 4. Submission of Matters to a Vote of Security Holders

     ITEM 6. Exhibits and reports on Form 8-K


SIGNATURES

                          Part 1. Financial Information

ITEM 1. Financial Statements

                   Milestone Scientific Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     (unaudited)
                                                     September 30    December 31
                                                         1997           1996
CURRENT ASSETS
  Cash and cash equivalents                          $ 12,737,942   $   779,359
  Accounts receivable                                     395,669       323,746
  Inventories                                             551,319       508,727
  Prepaid expenses                                        109,940        20,788
                                                     ------------   -----------

     Total current assets                              13,794,870     1,632,620

Property and equipment, net                               706,859       281,378
Patents, net                                            1,994,004     2,039,816
Deferred financing costs                                       --       635,000
Other assets                                               32,012        68,132
                                                     ------------   -----------
     Total assets                                    $ 16,527,745   $ 4,656,946
                                                     ============   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Line of credit - bank                              $    175,000   $    75,000
  Accounts payable                                        815,881       483,537
  Accrued expenses                                         25,400       102,310
  Deferred revenue                                             --        38,517
                                                     ------------   -----------
         Total current liabilities                      1,016,281       699,364
                                                     ------------   -----------

STOCKHOLDERS' EQUITY
  Common stock, par value $.001;
   Authorized, 10,000,000 shares;
   issued and outstanding, 7,689,872
   shares at September 30, 1997                             7,690         4,633
  Additional paid-in capital                           21,404,649     6,819,341
  Deficit                                              (5,900,875)   (2,736,352)
  Unearned compensation                                        --      (130,040)
                                                     ------------   -----------

         Total stockholders' equity                    15,511,464     3,957,582
                                                     ------------   -----------

         Total liabilities and stockholders' equity  $ 16,527,745   $ 4,656,946
                                                     ============   ===========

See notes to consolidated financial statements

                   Milestone Scientific Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the nine and three months ended September 30,
                                   (unaudited)


                                        Nine Months Ended           Three Months Ended
                                           September 30                September 30
                                        1997          1996          1997          1996
                                        ----          ----          ----          ----
Revenues                             $ 2,305,460   $   154,856   $   670,896   $    47,471
Cost of Sales                          1,461,252        96,243       463,389        23,215
                                     -----------   -----------   -----------   -----------
Gross Profit                             844,208        58,613       207,507        24,256
                                     -----------   -----------   -----------   -----------

Selling, general and
  administrative expenses              3,634,957     1,631,329     1,384,425       791,070
Research and development expenses        418,344        98,710       144,581        34,937
                                     -----------   -----------   -----------   -----------

                                       4,053,301     1,730,039     1,529,006       826,007
                                     -----------   -----------   -----------   -----------

        Loss from operations          (3,209,093)   (1,671,426)   (1,321,499)     (801,751)
                                     -----------   -----------   -----------   -----------

Other income and expense
  Interest income (net)                   39,503        56,888         6,937        14,177
  Other income (net)                       5,067        72,926         2,467            --
  Minority interest in net
     loss of subsidiary                       --       175,040            --        68,794
                                     -----------   -----------   -----------   -----------

                                          44,570       304,854         9,404        82,971
                                     -----------   -----------   -----------   -----------

        NET LOSS                     $(3,164,523)  $(1,366,572)  $(1,312,095)  $  (718,780)
                                     ===========   ===========   ===========   ===========

Loss per share                       $     (0.59)  $     (0.30)  $     (0.23)  $     (0.16)
                                     ===========   ===========   ===========   ===========


Weighted average shares outstanding    5,406,024     4,557,333     5,797,931     4,610,000
                                     ===========   ===========   ===========   ===========

See notes to consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the year ended December 31, 1996 and
              the nine months ended September 30, 1997 (unaudited)

                                               Common Stock          Additional
                                           -------------------        paid-in                  Unearned
                                           Shares       Amount        capital     Deficit    compensation     Total
                                           ------       ------        -------     -------    ------------     -----
Balance, January 1, 1996                 4,480,000   $     4,480   $ 5,690,895  $  (786,824)  $(390,040)  $ 4,518,511
Shares issued in connection with
  the business combinations
  accounted for as purchases                23,350            23       111,076                                111,099
Shares issued to Consultants               130,000           130       382,370                                382,500
Compensation expense                                                                            260,000       260,000
Warrants issued to placement agent                                     635,000                                635,000
Net loss for the year ended
  December 31, 1996                                                              (1,949,528)               (1,949,528)
                                        ----------   -----------   -----------  -----------   ---------   -----------

Balance, December 31, 1996               4,633,350         4,633     6,819,341   (2,736,352)   (130,040)    3,957,582
March Private Placement of Units           852,262           852     1,991,063                              1,991,915
Compensation expense                                                                            130,040       130,040
Shares Issued For Capital Assets            12,000            12        80,238                                 80,250
Shares issued to Consultants                58,000            58       369,692                                369,750
Shares issued in connection
 with conversion offer to
 minority Shareholders of Spintech          18,010            18       118,692                                118,710
September Private Placement of Units     1,666,666         1,667     9,746,800                              9,748,467
Warrants Exercised                         449,584           450     1,471,604                              1,472,054
Warrants issued to Consultants                                         807,219                                807,219
Net loss for the nine months
 ended September 30, 1997                                                        (3,164,523)               (3,164,523)
                                        ----------   -----------   -----------  -----------   ---------   -----------
Balance, September 30, 1997              7,689,872   $     7,690   $21,404,649  ($5,900,875)  $     -0-   $15,511,464
                                        ==========   ===========   ===========  ===========   =========   ===========

See notes to consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine months ended September 30,
                                   (unaudited)
                                                         1997           1996
                                                     ------------   -----------
Cash flows from operating activities
  Net loss                                           $ (3,164,523)  $(1,366,572)
  Adjustments to reconcile net loss to
   net cash used in operating activities
     Amortization of excess of purchase
       price over tangible net assets                     174,054       172,158
     Amortization and depreciation                         57,823         2,841
     Loss applicable to minority interest                      --      (175,040)
     Compensation expense                                 450,660       577,500
     Changes in assets and liabilities
          (Increase) in accounts receivable               (71,923)      (22,518)
          (Increase) decrease in inventories              (42,592)       25,306
          (Decrease) in prepaid expenses                  (89,152)      (83,557)
          (Increase) decrease in other assets              (1,313)          950
          Increase in accounts payable                    332,344        24,037
          (Decrease) increase in accrued expenses         (76,910)        2,019
          (Decrease) in Deferred Revenue                  (38,517)           --
                                                     ------------   -----------

     Net cash used in operating activities             (2,470,049)     (842,876)
                                                     ------------   -----------

Cash flows from investing activities
  Capital expenditures                                   (403,054)     (117,533)
  Acquisition costs of minority interest in Spintech       (9,532)           --
                                                     ------------   -----------

  Net cash used in investing activities                  (412,586)     (117,533)
                                                     ------------   -----------

Cash flows from financing activities
  Net proceeds from private placements                 13,269,164
  Net proceeds from issuance of common stock            1,472,054             1
  Proceeds from issuance of debt                          100,000        14,902
                                                     ------------   -----------
  Paid in capital


  Net cash provided by financing activities            14,841,218        14,903
                                                     ------------   -----------
  NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                               11,958,583      (945,506)

Cash and cash equivalents at beginning of Period          779,359     2,331,639
                                                     ------------   -----------

Cash and cash equivalents at end of Period           $ 12,737,942   $ 1,386,133
                                                     ============   ===========

See notes to consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries

                     For the nine months ended September 30,
                                   (unaudited)

                                                            1997         1996
                                                         ----------   ----------

Supplemental disclosures of cash flow information:
  Cash paid during the period for
     Income taxes                                        $       --   $       --
                                                         ----------   ----------

     Interest                                            $   16,644   $       --
                                                         ----------   ----------

In 1997, 54,000 shares of common stock were issued for services performed associated with the 1997 private placement. The value of the above shares, deferred financing and other costs incurred in 1996 were applied against the net proceeds in 1997.

In 1997, 12,000 shares of common stock were issued in exchange for capital assets.

In 1997, 18,009 shares of common stock were issued in exchange for approximately 737 shares of Spintech common stock (approximately 1%). The value of the stock and associated legal costs at date of acquisition is shown in patents.

See notes to consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997


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

      In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of September 30, 1997, and the results of operations, changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 1997 and 1996, respectively.

      The results reported for the nine-month period ended September 30, 1997 are not necessarily indicative of the results of operations which may be expected for a full year.

NOTE 2 - ACQUISITIONS

            PRINCETON PMC

            In March 1996, the Company, entered into a shareholder's agreement to form Princeton PMC, a corporation, to engage in the marketing and sale of dental products. The Company contributed $85,000 for 200 shares of this entity representing a two-thirds ownership. Only the September 30, 1997 Consolidated Financial Statements include the nine month operating results of Princeton PMC.

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

                   Milestone Scientific Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997

NOTE 2 - ACQUISITIONS (continued)

            WISDOM

            In December 1996, the Company completed the purchase of Wisdom's outstanding stock by issuing 23,250 shares of its common stock valued at $110,437. The acquisition has been recorded using the purchase method of accounting. The cost was less than the subsidiary's net assets at the date of acquisition. The excess of net assets over cost has been applied to reduce the amounts assigned to noncurrent assets of the subsidiary. Only the September 30, 1997 Consolidated Financial Statements include the operating results of Wisdom.

            SPINTECH

            In November 1995, the Company completed the purchase of 65% of Spintech's outstanding stock on a fully diluted basis for $2,700,000. The Company paid $2,026,495, which represents the $2,700,000 less amounts advanced to Spintech amounting to $632,500 plus interest of $41,005. The acquisition has been recorded using the purchase method of accounting. The excess of the aggregate purchase price over the net tangible assets acquired was allocated to patents and is being amortized over ten years. The operating results of Spintech have been included in the Company's consolidated financial statements since the date of acquisition. The minority interest has been valued at zero as of September 30, 1997.

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

            On several occasions, during 1997, the company offered to those minority shareholders of Spintech who are accredited investors, the opportunity to exchange their Spintech shares for Milestone. The conversion offer ranged from 6.1 to 24.43 shares of Milestone for 1 share of Spintech. These offers were for restricted shares. As of September 30, 1997, 737 shares of Spintech were converted, which together with the above exercise increased Milestone's ownership of Spintech to 69%. The value of the converted shares and associated legal costs are shown in patents, as a result of the value being in excess of the tangible net assets of Spintech.

                   Milestone Scientific Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997

NOTE 3 - PRIVATE PLACEMENT

            In September 1997, the company sold, in a private placement, an aggregate of 1,666,666 units at $6.00 per unit for net cash proceeds of $9,923,466, less non cash costs for warrants issued to counsel in connection with the private placement of $174,999 for a net amount of $9,748,467. Each unit consisted of one share of common stock at $6.00 and one warrant to purchase one share at an exercisable price of $9.00 per share. Each warrant entitles the holder to purchase one share of common stock for two years from the closing of the offering. In addition, the company issued to its counsel warrants to purchase 83,333 units, exercisable at $6.00 per unit, each unit consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $9.00.

            In March 1997, the company sold, in a private placement, an aggregate of 852,262 units at $4.72 per unit for net cash proceeds of $3,345,698, less non cash costs for shares issued in connection with the private placement of $1,353,783 for a net amount of $1,991,915. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock for three years from the closing of the offering at an exercise price of $4.72 per share. In addition, the placement agent received warrants to purchase 85,226 units at $4.72 per unit.

NOTE 4 - LITIGATION

            On March 26, 1997, Milestone and Spintech commenced legal action in the United States District court of New Jersey against Ronald Spinello, DDS, Chairman and Director of Research of Spintech. In the complaint, plaintiffs seek recovery of compensatory and punitive damages in excess of $4,000,000 for extortion and tortious interference with existing and prospective contract and business relationships, a declaratory judgment that Dr. Spinello has no personal rights to certain technology developed while he was employed as Director of Research of Spintech relating to the design and production of ancillary components of its computer controlled local anesthetic delivery system, a declaratory judgment that plaintiffs have not breached Dr. Spinello's employment agreement or the agreement for the initial purchase by Milestone of a 65% equity interest in Spintech and injunctive relief. On May 21, 1997, Dr. Spinello filed an answer and counterclaim which denies the material allegations of the complaint and seeks recovery for breach of the defendant's employment agreement, initiates a derivative action against Milestone with respect to various expenditures and actions for which Defendant, on behalf of Spintech, seeks an amount in excess of $75,000, alleges civil conspiracy against Milestone with respect to certain of those matters and the entry into the employment agreement with Defendant and seeks indemnification for expenses, including attorneys

                   Milestone Scientific Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997

NOTE 4 - LITIGATION (continued)

            fees, in the pending action. On May 25, 1997 the Company filed a reply to counterclaims which denied all of the material allegations of the counterclaims. On October 13, 1997, Dr. Spinello filed an "Amended Answer and Counterclaim" with the Court. That "Amended Answer and Counterclaim" purported to, inter alia, amend certain of the counterclaims against the Company; add a fraud in the inducement claim against the Company and its Chief Executive Officer, Leonard Osser; and add a jury demand. However, the "Amended Answer and Counterclaim" was ineffective to accomplish any of those purposes because the Court's Scheduling Order required any party seeking to amend its pleading and/or add new parties to obtain leave of Court before doing so, which Dr. Spinello did not do. Dr. Spinello's counsel has advised the Company that they intend to make a motion to obtain such leave to amend. The Company intends to oppose any motion to amend because, inter alia, as a matter of law, the fraud in the inducement claim against the Company as set forth in the proposed "Amended Answer and Counterclaim" does not state a cause of action. No date has yet been set as to when Dr. Spinello will make the motion seeking leave to amend. Milestone has been advised by its patent counsel that all technology developed by Dr. Spinello while employed by Spintech is owned by Spintech. The Company believes that ownership of the technology relating to these ancillary components which are the subject of this litigation in no way prevents the manufacture and sale of its anesthetic delivery system at economically viable prices.

            On May 20, 1997, Glenn R. Spinello filed a Complaint in the Court of Common Pleas, York County, Pennsylvania seeking damages as a result of the alleged breach of his Employment Agreement. On June 20, 1997, the company and Spintech filed a notice of Removal which transferred venue of Glenn Spinello's lawsuit to the United States District Court for the Middle District of Pennsylvania. On June 27, 1997, the Company and Spintech filed an Answer to Glenn Spinello's Complaint which denied the material allegations of the Complaint and asserted counterclaims based upon Glenn Spinello's breach of his Employment Agreement. On July 27, 1997 Glenn Spinello filed a reply to the counterclaims by the Company and Spintech, denying the material allegations of the counterclaims, and the parties to that action have begun discovery.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

During 1997, the company completed two Private Placements to accredited investors. The September Private Placement consisted of 1,666,666 units, each consisting of one share of common stock at $6.00 per share and one common stock purchase warrant exercisable at $9.00 per share. The company received gross proceeds of $9,999,996. The March Private Placement consisted of 852,262 units, each consisting of one share of Common Stock and one Common Stock Purchase Warrant exercisable at $4.72 per share through a placement agent. The company received gross proceeds of $4,022,500.

      Three Months Ended September 30, 1997 as compared to the Three Months Ended September 30, 1996

Statement of Operations

Revenues and Cost of Goods Sold increased to $670,896 and $463,389 respectively in 1997 from $49,471 and $23,215 in 1996, an increase of $633,425 and $440,174.
These increases are primarily due to the following factors:

      A) The acquisition of Wisdom in December 1996. This has resulted in increased sales and cost of goods sold of approximately $606,000 and $414,000.

      B) Launch of the "SplatrFree(TM)" product in March 1997 which has resulted in sales and cost of goods sold of approximately $65,000 and $38,000.

Selling, General and Administrative expenses increased to $1,384,425 in 1997 from $791,070 in 1996 an increase of $593,355. The increase is primarily due to the following:

      A) The acquisition of Wisdom in December 1996. This has resulted in increased expenses of approximately $307,000.

      B) Increased salaries, marketing, travel and other administrative costs of approximately $165,000 associated with the launch of "The Wand(TM)".

      C) Increased legal costs of approximately $55,000 associated with the lawsuit against Ronald Spinello.

      D) Settlement of a dispute regarding royalties previously paid on a needle destroying product for $55,000.

Research and Development costs increased to $144,581 in 1997 from $34,937 in 1996, an increase of $109,644 reflecting increased costs to develop "The Wand(TM)".

Net Interest decreased to $6,937 in 1997 from $14,177 in 1996, a decrease of $7,240, primarily due to interest expense on new borrowings from a line of credit.

Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)

      Nine Months Ended September 30, 1997 as compared to the Nine Months Ended September 30, 1996

Statement of Operations

Revenues and Cost of Goods Sold increased to $2,305,460 and $1,461,252 respectively in 1997 from $154,856 and $96,243 in 1996 an increase of $2,150,604 and $1,365,009. These increases are primarily due to the following factors:

      A) The acquisition of Wisdom in December 1996. This has resulted in increased sales and cost of goods sold of approximately $1,841,000 and $1,217,000.

      B) Launch of the "SplatrFree(TM)" product in March 1997 which has resulted in sales and cost of goods sold of approximately $149,000 and $80,000.

      C) Increased sales and cost of goods sold of SDS units (1996 sales were primarily TAPS units, which were replaced by the SDS units) which approximated $316,000 and $102,000. In addition, the Company entered into an exclusive distributorship agreement for distribution of its SDS products in June 1997. During the term of five months, both parties will attempt to negotiate a contract which will result in either, a sell off of the company's right, title and interest in the SDS products, longer term of exclusive distribution or non exclusive distribution arrangement. As a result of this agreement, all SDS products held in inventory were sold to the distributor in June 1997, which approximated $200,000 in sales.

Selling, General and Administrative expenses increased to $3,634,957 in 1997 from $1,631,329 in 1996 an increase of $2,003,628. The increase is primarily due to the following:

      A) The acquisition of Wisdom in December 1996, which has resulted in increased expenses of approximately $1,234,000.

      B) Increased salaries, marketing, travel and other administrative costs of approximately $400,000 associated with the launch of The Wand(TM).

      C) Marketing costs of approximately $160,000 associated with the launch of the SplatrFree(TM) Product.

      D) Increased legal costs of approximately $100,000 associated with the lawsuit against Ronald Spinello.

      E) Settlement of a dispute regarding royalties previously paid on a needle destroying product for $55,000.

Research and Development costs increased to $418,344 in 1997 from $98,710 in 1996, an increase of $319,634 reflecting increased costs to develop "The Wand(TM)".

Net Interest decreased to $39,503 in 1997 from $56,888 in 1996, a decrease of $17,385, primarily a result of the increase from new borrowings from a line of credit.

Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)

Liquidity and Capital Resources

At September 30, 1997, the Company's working Capital was $12,778,589, primarily reflecting the net cash proceeds of $9,923,466 from the September private placement. The company intends to use the funds for development engineering, tooling, marketing and other expenses associated with the introduction of "The Wand(TM)", development of other products and general corporate purposes including working capital.

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

      On March 26, 1997, Milestone and Spintech commenced legal action in the United States District court of New Jersey against Ronald Spinello, DDS, Chairman and Director of Research of Spintech. In the complaint, plaintiffs seek recovery of compensatory and punitive damages in excess of $4,000,000 for extortion and tortious interference with existing and prospective contract and business relationships, a declaratory judgment that Dr. Spinello has no personal rights to certain technology developed while he was employed as Director of Research of Spintech relating to the design and production of ancillary components of its computer controlled local anesthetic delivery system, a declaratory judgment that plaintiffs have not breached Dr. Spinello's employment agreement or the agreement for the initial purchase by Milestone of a 65% equity interest in Spintech and injunctive relief. On May 21, 1997, Dr. Spinello filed an answer and counterclaim which denies the material allegations of the complaint and seeks recovery for breach of the defendant's employment agreement, initiates a derivative action against Milestone with respect to various expenditures and actions for which Defendant, on behalf of Spintech, seeks an amount in excess of $75,000, alleges civil conspiracy against Milestone with respect to certain of those matters and the entry into the employment agreement with Defendant and seeks indemnification for expenses, including attorneys fees, in the pending action. On May 25, 1997 the Company filed a reply to counterclaims which denied all of the material allegations of the counterclaims. On October 13, 1997, Dr. Spinello filed an "Amended Answer and Counterclaim" with the Court. That "Amended Answer and Counterclaim" purported to, inter alia, amend certain of the counterclaims against the Company; add a fraud in the inducement claim against the Company and its Chief Executive Officer, Leonard Osser; and add a jury demand. However, the "Amended Answer and Counterclaim" was ineffective to accomplish any of those purposes because the Court's Scheduling Order required any party seeking to amend its pleading and/or add new parties to obtain leave of Court before doing so, which Dr. Spinello did not do. Dr. Spinello's counsel has advised the Company that they intend to make a motion to obtain such leave to amend. The Company intends to oppose any motion to amend because, inter alia, as a matter of law, the fraud in the inducement claim against the Company as set forth in the proposed "Amended Answer and Counterclaim" does not state a cause of action. No date has yet been set as to when Dr. Spinello will make the motion seeking leave to amend. Milestone has been advised by its patent counsel that all technology developed by Dr. Spinello while employed by Spintech is owned by Spintech. The Company believes that ownership of the technology relating to these ancillary components which are the subject of this litigation in no way prevents the manufacture and sale of its anesthetic delivery system at economically viable prices.

                           PART II. OTHER INFORMATION

      On May 20, 1997, Glenn R. Spinello filed a Complaint in the Court of Common Pleas, York County, Pennsylvania seeking damages as a result of the alleged breach of his Employment Agreement. On June 20, 1997, the company and Spintech filed a notice of Removal which transferred venue of Glenn Spinello's lawsuit to the United States District Court for the Middle District of Pennsylvania. On June 27, 1997, the Company and Spintech filed an Answer to Glenn Spinello's Complaint which denied the material allegations of the Complaint and asserted counterclaims based upon Glenn Spinello's breach of his Employment Agreement. On July 27, 1997 Glenn Spinello filed a reply to the counterclaims by the Company and Spintech, denying the material allegations of the counterclaims, and the parties to that action have begun discovery.

ITEM 4. Submission of Matters to a Vote of Security Holders:

      A. The Annual meeting of Stockholders was held on Tuesday, September 23, 1997.

      B.    Not applicable.

      C. At the Annual Meeting the following matters were approved by the vote indicated:

            1.    Election of nine directors:

                  For                                  Authority Withheld
                  ---                                  ------------------
                  4,643,124                                   5,900

            2.    Approval of the Company's 1997 Stock Option Plan:

                  For                              Against           Abstain
                  ---                              -------           -------
                  3,370,478                        62,344            6,700

            3. Confirmation of the Appointment of Grant Thornton LLP as Auditors for the Fiscal Year Ending December 31, 1997

                  For                              Against           Abstain
                  ---                              -------           -------
                  4,601,424                        48,600

ITEM 6.  Exhibits and reports on Form 8-K

      (a)   Exhibits: None

      (b)   Reports on Form 8-K:

      The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MILESTONE SCIENTIFIC INC.
                                                (Registrant)




Date: 11/14/97                          /s/ Leonard Ossser
                                        ----------------------------------
                                        LEONARD OSSER
                                        President and Chief Executive Officer



                                        /s/ Pat Mele
                                        ----------------------------------
                                        Pat Mele III
                                        Chief Financial Officer