Form 10KSB40
period 1997-12-31
MILESTONE SCIENTIFIC INC/NJ
filed 1998-03-31
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

      For the Fiscal Year ended December 31, 1997


|_| Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

      For the transition period from _______________ to _______________

      Commission File Number 0-26284

                          Milestone Scientific Inc.
                          -------------------------
                (Name of Small Business Issuer in its Charter)

               Delaware                               13-3545623
               --------                               ----------
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization               Identification No.)

    220 South Orange Avenue, Livingston Corporate Park, Livingston, NJ 07039
    ------------------------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                    Issuer's telephone number (973) 535-2717


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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      For the year ended December 31, 1997, the revenues of the registrant were $2,854,271.

      The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing price on the Nasdaq Market on March 26, 1998 of $19 5/8 was approximately $132,320,000.

      As of March 26, 1998, the registrant has a total of 8,793,588 shares of Common Stock outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                                    PART I

Item 1. Description of Business

      All references in this report to the Company refer to Milestone Scientific Inc. (formerly U.S. Opportunity Search, Inc.), its wholly owned subsidiaries, Princeton PMC, Inc. ("Princeton PMC") and Sagacity I, Inc., doing business in the United States as the Wisdom Toothbrush Co. ("Wisdom"), and its 70.3% owned subsidiary, Spintech, Inc. ("Spintech"), unless the context otherwise indicates.

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

General

      The Company develops, manufactures, markets and sells equipment and related disposable or consumable items and other products for use primarily by the dental practitioner. Company products focus on practitioner efficiency, patient comfort, infection control and medical waste disposal. The Company's principal product is the "The Wand(TM)", a computer controlled "painless" injection system enabling the practitioner to more quickly and effectively anesthetize patients in certain dental applications, which the Company introduced at the Fall 1997 American Dental Association Trade Show. The Company began selling equipment units of "The Wand(TM)" and an initial supply of 100 disposables in January 1998. "The Wand" is sold to four major distributors of dental products, Henry Shein (Sullivan), Patterson Dental, Meer Dental and the American Dental Cooperative Member Companies.

      The Company also markets and sells (i)"SplatrFree(TM)" disposable prophy angles and related consumable products for use in dental prophylaxis procedures and (ii) clinically oriented dental products. The Company began selling its prophy angle during the first quarter of 1997 and began selling its clinically oriented dental products including the "Wisdom" line of toothbrushes, flosses and other prophylaxis products following the acquisition of Wisdom in December 1996. Through November l997 the Company also marketed, through an exclusive distributor, the Sharps Disposal System ("SDS"), a heat activated sterilizer that, on-site, converts needles, syringes and other "sharps" into sterile plastic blocks for disposal. The Company markets its prophy angle and clinically oriented dental products through a clinically oriented catalog for the dental practitioner, a dealer network and the Wisdom distribution system, to approximately 15,500 dentists and 2,000 other accounts.

      The Company was organized in August 1989 under the laws of Delaware. On November 3, 1995, the Company completed a public offering of Common Stock for aggregate proceeds of $6,000,000 (the "Offering") and consummated the acquisition of 65% of the outstanding shares of common stock of Spintech for an aggregate purchase price of $2,700,000. During 1997 the Company increased its interest in Spintech to 70.3% by exercising the first of a series of five annual options each to acquire an additional 3% of Spintech's shares for a nominal amount granted in the original acquisition transaction and by exchanging shares of Milestone Common Stock for Spintech shares. Spintech developed and owns the rights to various products for healthcare providers, including "The Wand(TM)". and has registered various patents and trademarks related to these products. In March 1996, the Company, together with Gregory Volok, the Company's Executive Vice President, founded Princeton PMC as a marketing company. The Company acquired the outstanding shares of Princeton PMC common stock owned by Mr. Volok in December 1996, making Princeton PMC a wholly owned subsidiary. In December 1996, the Company acquired Wisdom and obtained United States distribution rights to the Wisdom line of toothbrushes and prophylaxis products. In March 1997, the Company completed a private placement of units in which it received gross proceeds of $3,505,965 (the "March Private Placement"). In September 1997, the Company completed a private placement of units, each consisting of one share of Common Stock and one Common Stock Purchase Warrant, in which it received gross proceeds of $10,000,000 (the "September Private Placement"). The Company maintains its executive offices at 220 South Orange Avenue, Livingston Corporate Park, Livingston, New Jersey 07039, and its telephone number is (973) 535-2717.

Products

       "The Wand(TM)" Computer Controlled Anesthetic Injection System. "The Wand(TM)" is a computer controlled local anesthetic injection delivery system developed by the Company. The Company believes "The Wand(TM)" overcomes the typical problems of conventional anesthetic injections. "The Wand's(TM)" slim pencil-like shape is more functional to the user and less ominous in appearance to the patient. The pencil grip provides a greater level of stability for the user by preventing antagonistic movements between the patient and the practitioner during needle placement, a positioning control not possible with syringes currently in use. A computer driven infusion machine operated by the standard air controlled foot pedal provides the precision flow necessary for painless local anesthesia. "The Wand(TM)" provides a highly controlled rate of emission of anesthetic solution in advance of the needle point. The anesthetic and the controlled rate of fluid emission deadens the path of the needle immediately ahead of the needle's entry. The controlled rate substantially eliminates the so-called "bee sting" effect, which is pain associated with the sudden build-up of pressure by the too rapid flow rate of expelled fluids. Because "The Wand(TM)" uses a disposable syringe and needle, the Company believes it will offer protection against patient cross-contamination.

       In many procedures, "The Wand(TM)" more quickly anesthetizes by eliminating the need for preliminary pain blocking injections and the waiting time required to see if this injection has taken effect before further anesthetic injections. The Company believes that "The Wand(TM)" will enable a dentist to provide painless injections, increase productivity, be more sanitary and will provide important competitive advantages for dentists trying to build and maintain their practices. While designed for use in dentistry, "The Wand(TM)" may also have uses in proctology, podiatry, urology, dermatology and plastic surgery. To date, the Company has focused its marketing of "The Wand(TM)" exclusively on the dental market

       Although many dentists often give painless injections, it is almost impossible for them to do so regularly using conventional techniques. Dentists do not have a strong purchase point against which they may guide their hand when inserting a needle or while making the injection. The resulting uncontrolled movement of the needle frequently can be painful to the patient. Although the dentist is taught to inject slowly, present devices do not allow full control of the rate of flow. Thus, the needle often enters tissue which has not yet been anesthetized. "The Wand(TM)" can precisely control the flow rate and modulate fluid pressure by the use of a microprocessor and electronically controlled motor.

       The Company began shipping system kits consisting of "The Wand(TM)" driver unit, 100 disposable handpieces, an instructional video tape and other instructional material in January 1998. Prior thereto pre-production prototype of "The Wand(TM)" had been clinically tested in over 1,000 patients. Ninety-six percent of those tested reported a "painless" or significantly less painful procedure than standard procedures. Three separate additional studies were conducted on various aspects of "The Wand(TM)" operation. These have been published in major dental publications and have helped establish acceptance and credibility within the dental community.

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

       Sharps Disposal System. The principal component of the Sharps Disposal System ("SDS") is a heat processor which raises the temperature of sharps to 410(degree)F, well above sterilization levels, while transforming the syringes, plastic SDS sharps container and SDS indicator disk into an encapsulating bath of molten plastic during a four-hour operating cycle. To provide added plastic fill material required by users of the unit, the Company sells "SDS indicator disks:" plastic disks that will not melt until temperatures well in excess of sterilization levels are reached. The SDS processor can accommodate a sharps container holding 30 to 40 typical syringes and needles. After processing, the sharps emerge encapsulated in molten plastic in the shape of a solid cylindrical block approximately one-fourth the original size of the sharps, syringes and other material placed in the SDS processor. The disposal of hypodermic and other needles, scalpel blades and other cutting or puncturing devices ("sharps") and other medical waste is subject to extensive regulation by OSHA under the "Blood Borne Pathogen Standards" and by various federal and state environmental protection agencies.

       In November 1997, upon the expiration of distribution arrangements for the SDS, the Company ceased active efforts to market this product. The Company is now evaluating whether to further redesign the SDS System or to sell or license the technology.

Manufacturing and Sources of Supply

       "The Wand(TM)" equipment units are manufactured for the Company by Tricor Systems, Inc. ("Tricor") pursuant to specific purchase orders. The Company is currently seeking to negotiate a long-term manufacturing arrangement with Tricor, however, no assurances can be given that it will be able to do so. In order to fund certain start-up expenses of Tricor, the Company has advanced a net amount of $760,912 to Tricor as of December 31,1997, which advances will be repaid from future sales by Tricor to the Company. The Company has received a security interest in certain Tricor assets.

      The disposable handpiece for "The Wand(TM)" is manufactured for the Company by Nypro pursuant to individual purchase orders.

       All "SplatrFree(TM)" prophy angles have been produced for the Company by Team Technologies, Inc. ("TTI") pursuant to an agreement entered into in July 1995. Prototype prophy angles were produced in a single cavity mold purchased by the Company for $7,000. Commercial quantities of prophy angles are produced utilizing a 16-cavity production mold capable of producing more than 30,000 prophy angles per day, purchased by the Company at a cost of $72,000. Quality control problems experienced at TTI on initial use of the production mold prevented it from delivering commercially acceptable product to the Company through the end of 1996. Small modifications to TTI production molds, however, permitted commercial delivery of prophy angles that began in the first quarter of 1997.

       All of the Company's SDS processing units have been manufactured by Arbutus, Inc., ("Arbutus") a domestic manufacturer, in accordance with detailed specifications provided by the Company. However, the Company has no on-going agreement with Arbutus for the manufacture of its units. Based on its relationship with Arbutus, the Company expects Arbutus to continue to remain available for manufacture of the SDS processing units. TTI produces SDS indicator disks for the Company and Winfield Medical, Inc. produces SDS sharps plastic containers recommended and offered by the Company for use with the SDS. The Company has no on-going agreement regarding these manufacturing arrangements with either TTI or Winfield Medical, Inc.

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

Marketing

       "The Wand" is marketed to dental practitioners through four major distributors, Henry Schein (Sullivan), Patterson Dental, Meer Dental and the American Dental Cooperative member companies, each of which maintains dealer networks. In addition, the Company employs 13 regional representatives who assist in training dealers and representatives of the distributors in the selling "The Wand(TM)" and, where appropriate, organize and run focus groups. Additionally, the Company maintains a "hot-line" to answer questions from dental practitioners on their use of the product.

      The Company markets its other clinical products directly to users through a dealer network of domestic and foreign independent sales agencies and persons and manufacturer representatives, the Wisdom distribution system and a clinically oriented catalog for the dentist practitioner. The Company promotes its products using trade advertising, direct mail and attendance at dental trade shows. The Company estimates that it sells through Wisdom to approximately 15,500 dentists and 2,000 other accounts utilizing four salesmen a telemarketing department and independent sales reps. The clinically oriented dental prophylaxis products generally are sold using the Wisdom distribution system. The Company currently uses Wisdom to help market the "SplatrFree(TM)" prophy angle, and in the future it may use the Wisdom distribution system for marketing its other proprietary products. The Company currently markets its products primarily in the United States.

      The SDS and its precursor, TAPS, which had been sold primarily to dentists for use in their offices has not been actively marketed since the expiration of distribution arrangements in November 1997.

Competition

      The Company faces intense competition from some companies in the medical and dental device industry, including well-established academic institutions, possessing substantially greater financial, marketing, personnel, and other resources. Most of the Company's competitors have established reputations, stemming from their success in the development, sale, and service of medical products. Further, rapid technological change and extensive research and development characterize the industry. Current or new competitors could, at any time, introduce new or enhanced products with features that render the Company's products less marketable, or even obsolete. Therefore, the Company must devote substantial efforts and financial resources to enhance its existing products, to bring its developmental products to market, and to develop new products for its related markets. In order to compete successfully, the Company must establish an effective distribution network. Several regulatory authorities must also approve the Company's products before they may be marketed. There can be no assurance that the Company will be able to compete successfully, that its competitors will not develop technologies or products that render the Company's products less marketable or obsolete, or that the Company will be able to successfully enhance its existing products, effectively develop new products or obtain required regulatory approvals therefor.

      "The Wand(TM)" competes with non-automated disposable and reusable syringes and other local anesthetic delivery systems generally selling at significantly lower prices and utilizing established and well understood methodologies. "The Wand(TM)" competes on the basis of its performance characteristics and offers significant benefits to the dentist and the patient. It reduces fear, pain and anxiety for the patient and greatly reduces dentist stress levels. It can be used for all local anesthesia techniques as well as new and modified techniques. These new techniques allow faster procedures, shortening of chair time while eliminating numbing of the lips and facial muscles of expression. It enhances productivity, reduces stress and virtually eliminates pain and anxiety.

      The primary competition for the SDS are the services provided by licensed medical waste haulers. Except for the largest waste generators, pick-up is generally made once per month which results in storage on premises of dangerous and sometimes noxious medical waste. The Company believes that SDS will provide most smaller waste generators a safer and lower risk means for disposal of sharps. Various competitors offer devices for destruction of regulated medical waste produced by hospitals and other generators of large volumes of waste. These devices generally are significantly more expensive than the Company's larger proposed SDS and do not always render the medical waste unrecognizable. A competitor's grinding mechanism that reduces metal and glass in bulk and encapsulates them in melted plastic provided by the waste is priced at more than three times the price of the SDS unit and, management believes, is prevented by the Company's patents from adding new plastic with a known melting point.

      The Company's "SplatrFree(TM)" prophy angle competes with prophy angles produced and distributed by a number of major manufacturers and distributors and other producers or distributors of dental products, many of whom have significant competitive advantages because of their size, strength in the marketplace, financial and other resources and broad product lines. The Company competes on the basis of the superior, non-splattering performance of its prophy angle and product quality.

Patents and Intellectual Property

      The Company's patents are believed to be material to its business and potential growth. The Company holds the following five United States patents:

                                                   U.S. Patent   Date of
                   Description                        Number      Issue
                   -----------                        ------      -----
"The Wand(TM)"

Hypodermic Anesthetic Injection Method                4,747,824   5/31/88

Hypodermic Anesthetic Injection Apparatus             5,180,371   1/19/93

"SplatrFree(TM)"

Anti-Splattering Rotary Dental Instrument             5,690,488  11/25/97

SDS

Apparatus and Method for Sterilizing, Destroying
  and Encapsulating Medical Implement Wastes          4,992,217   2/12/91

Apparatus and Method for Verifiably Sterilizing
  Destroying and Encapsulating Regulated Medical
Wastes                                                5,078,924    1/7/92

Apparatus and Method for Verifiably Sterilizing,
  Destroying and Encapsulating Regulated Medical
  Wastes                                              5,401,444   3/28/95

Other

Self-Sterilizing Hypodermic Syringe                   5,512,730   4/30/96

Self-Sterlizing Hypodermic Syringe                    5,693,026   12/2/97


      The Company has adopted the trademarks "SplatrFree(TM)" and "The Wand(TM)" and has filed applications for registration thereof. It has received from the United States Patent and Trademark Office a first Office Action denying the filing for both. The Company is preparing a response to these actions.

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

       If a manufacturer or distributor cannot establish that a proposed device is substantially equivalent, whether or not the FDA has made a determination in response to a 510(k) Premarket Notification, the manufacturer or distributor will have to seek premarket approval of the proposed device. A premarket approval application (a "PMA application") would be supported by extensive data, including pre-clinical and human clinical trial data, as well as extensive literature, to prove the safety and efficacy of the device. Upon receipt, the FDA will conduct a preliminary review of the PMA application to determine whether the submission is sufficiently complete to permit substantive review. If sufficiently complete, the submission is declared acceptable for filing by the FDA. By regulation, the FDA has 180 days to review a PMA application once it has been declared acceptable for filing. While in the past the FDA has responded to PMA applications within the allotted time period, more frequently PMA reviews occur over a significantly protracted time period, and generally take approximately two years or more from the date of filing to complete. A number of devices for which FDA marketing clearance has been sought have never been cleared for marketing.

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

Product Liability

       Failure to use any of the Company's products in accordance with recommended operating procedures could potentially result in subjecting users to health hazards or injury. For example, insofar as the SDS unit is used improperly, (i) premature removal of syringes and other materials before completion of the melt cycle could subject users to puncture by contaminated needles prior to their complete encapsulation, or (ii) the inclusion of excessive amounts of blood soaked gauze or other material could cause the release of noxious fumes from the sterilizer. In addition, the SDS unit heats material at high temperatures. Misuse or malfunction of the SDS unit could result in fire or shock. Any of the foregoing or other failures of the Company's products to function properly could subject the Company to claims of liability. The Company maintains liability insurance in the aggregate amount of $2,000,000 with a per-occurrence limit of $1,000,000 and a $10,000,000 umbrella policy which the Company believes to be adequate. Although no claims have been made against the Company or any of the customers using its products, there can be no assurance that such claims will not arise in the future or that the insurance coverage will be sufficient to pay such claims. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on the Company.

Research and Development Activities

      During the 1996 and 1997 fiscal years, the Company expensed $167,600 and $981,078, respectively, on research and development activities.

Employees

       The Company had 35 full-time employees at December 31, 1997, which includes 5 executive officers. The Company also uses the services of certain outside consultants for marketing and other activities.

Item 2. Description of Property

      On March 20, 1997 Milestone opened new corporate headquarters and administrative offices occupying approximately 2,693 square feet at 220 South Orange Avenue, Livingston Corporate Park, Livingston, New Jersey. The Company occupies this space under a five (5) year and one (1) month lease at a cost the Company believes to be competitive. The new offices allow the Company to consolidate and more effectively coordinate administrative functions previously conducted at various locations. The offices of Spintech in York, Pennsylvania, have been closed. Spintech's principal executive offices and accounting functions have been moved to the new corporate headquarters. Spintech's operational have been moved to the new corporate headquarters. Spintech's operational functions are located at and consolidated with those of Wisdom in Deerfield, Illinois.

      Wisdom's corporate, administrative and distribution headquarters are located in leased facilities at 151 S. Pfingsten Road, Deerfield, Illinois and occupy approximately 4,607 square feet at that location. In November 1997, Wisdom extended their lease term until December 31,1998 and expanded their space to 9,216 square feet to accommodate The Wand(TM) dental division. In addition, on March 7, 1997, Wisdom opened a telemarketing office occupying 1,571 square feet located in Rockford, Illinois. Wisdom occupies this space under a three (3) year lease. Wisdom believes that both of the above leases are at competitive rates.

Item 3. Legal Proceedings

      On March 26, 1997, Milestone and Spintech commenced legal action in the United States District Court of New Jersey against Ronald Spinello, DDS, former Chairman and Director of Research of Spintech. In the complaint, plaintiffs seek recovery of compensatory and punitive damages for extortion and tortious interference with existing and prospective contract and business relationships, a declaratory judgment that Dr. Spinello has no personal rights to certain technology developed while he was employed as Director of Research of Spintech relating to the design and production of ancillary components of its computer controlled local anesthetic delivery system, a declaratory judgment that plaintiffs have not breached Dr. Spinello's employment agreement or the agreement for the initial purchase by Milestone of a 65% equity interest in Spintech and injunctive relieve. On May 21, 1997, Dr. Spinello filed an answer and counterclaim which denies the material allegations of the complaint and seeks recovery for breach of the defendant's employment agreement, initiates a derivative action against Milestone with respect to various expenditures and actions for which Defendant, on behalf of Spintech, seeks an amount in excess of $75,000, alleges civil conspiracy against Milestone with respect to certain of those matters and the entry into the employment agreement with Defendant and seeks indemnification for expenses, including attorneys fees, in the pending action. On May 25, 1997 the Company filed a reply to counterclaims which denied all of the material allegations of the counterclaims. On December 30, 1997, Dr. Spinello made a motion for leave to join as an additional Defendant on Counterclaim the Company's Chairman, Leonard Osser, and to file an amended Answer and Counterclaim against the Company. Both the Company and Mr. Osser opposed the motion and in addition, the Company made a Cross-Motion to dismiss certain claims asserted in the initial Answer and Counterclaim. The additional claims which Dr. Spinello sought to assert against the Company include a fraud in the inducement claim based upon the alleged failure of the Plaintiffs to advise Dr. Spinello of the legal effects of his employment agreement; and a civil conspiracy claim. Dr. Spinello also sought to add a jury demand through his amended pleading. The Company's Cross-Motion sought to dismiss all of Dr. Spinello's claims, except his claim for unpaid salary, on the basis that his derivative claim is fatally defective because he did not make any demand upon Spintech, the entity on whose behalf he purports to bring suit, and his indemnification claim is fatally defective because the claims against him do not arise by reason of the fact that Dr. Spinello was an officer or director of Spintech. The Motion and Cross-motion was scheduled for oral argument on January 26, 1998, but the Court canceled the argument in light of the extensive briefs that had been filed. No decision has yet been rendered by the Court. In the meantime, discovery has been held in abeyance pending the decision, but will likely resume shortly. Milestone has been advised by its patent counsel that all technology developed by Dr. Spinello while employed by Spintech is owned by Spintech. The Company believes that ownership of the technology relating to these ancillary components which are the subject of this litigation in no way prevents the manufacture and sale of its anesthetic delivery system at economically viable prices.

      On May 20, 1997, Glenn R. Spinello filed a Complaint in the Court of Common Please, York County, Pennsylvania seeking damages as a result of the alleged breach of his Employment Agreement. On June 20, 1997, the Company and Spintech filed a notice of Removal which transferred venue of Glenn Spinello's lawsuit to the United States District Court for the Middle District of Pennsylvania. On June 27, 1997, the Company and Spintech filed an Answer to Glenn Spinello's Complaint which denied the material allegations of the Complaint and asserted counterclaims based upon Glenn Spinello's breach of his Employment Agreement. On July 27, 1997 Glenn Spinello filed a reply to the counterclaims by the Company and Spintech, denying the material allegations of the counterclaims. The parties to that action are engaged in discovery.

Item 4. Submission of Matters to a Vote of Security Holders

      (a) A Special Meeting of Stockholders was held on December 11, 1997.

      (b) Not applicable.

      (c) At the meeting the Stockholders considered a proposed amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock which the Company is authorized to issue from 10,000,000 to 25,000,000. The amendment was adopted by the following vote:

      For   5,166,019         Against     275,750     Abstain     1

      PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      (a)   Market Information

      The Company's Common Stock had been traded on The Nasdaq SmallCap Market under the symbols "USOS" from November 3, 1995 through December 5, 1996 and "WAND" from December 6, 1996 through January 6, 1998. Since such date, the Common Stock has traded on the Nasdaq National Market under the symbol "WAND."

      The following table sets forth the high and low bid prices as quoted by The Nasdaq SmallCap Market since the commencement of trading. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                   Bid Price
                                          High                    Low
1995

Fourth Quarter (from November 3)        $ 5.63                $ 4.44

1996

First Quarter                           $ 6.50                $ 4.75
Second Quarter                          $ 7.75                $ 5.38
Third Quarter                           $ 8.13                $ 6.00
Fourth Quarter                          $ 7.25                $ 4.63

1997

First Quarter                           $ 6.50                $ 4.875
Second Quarter                          $ 6.625               $ 4.625
Third Quarter                           $28.375               $ 6.25
Fourth Quarter                          $28.00                $15.50

       (b)  Holders

      As of March 13, 1998, the number of record holders of the Common Stock of the Company was 135. The Company believes that there are more than 4,800 beneficial holders of the Common Stock.

      (c)   Dividends

      The holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not paid and does not expect to declare or pay any dividends in the foreseeable future.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

      During 1997, the company completed two Private Placements to accredited investors. The September Private Placement consisted of 1,666,666 units, each consisting of one share of common stock at $6.00 per share and one common stock purchase warrant exercisable at $9.00 per share. The company received gross proceeds of $9,999,996, at the initial closing. The March Private Placement consisted of 852,262 units, each consisting of one share of Common Stock and one Common Stock Purchase Warrant exercisable at $4.72 per share through a placement agent. The company received gross proceeds of $3,505,965, at the initial closing. (See Private Placement section below for additional proceeds.)

      Fiscal year ended December 31, 1997 compared to fiscal year ended December 31, 1996

Statement of Operations

      Revenues and Cost of Goods Sold increased to $2,854,271 and $1,857,465 respectively in 1997 from $302,388 and $195,659 in 1996 an increase of $2,551,883 and $1,661,806. These increases are primarily due to the following factors:

      A) The acquisition of Wisdom in December 1996. This has resulted in increased sales and cost of goods sold of approximately $2,300,000 and $1,500,000.
      B) Launch of the "SplatrFree(TM)" product in March 1997 which has resulted in sales and cost of goods sold of approximately $208,000 and $135,000.

      Selling, General and Administrative expenses increased to $5,550,719 in 1997 from $2,225,737 in 1996 an increase of $3,324,982. The increase is primarily due to the following:

      A) The acquisition of Wisdom in December 1996, which has resulted in increased expenses of approximately $1,500,000.
      B) Increased salaries, marketing, travel and other administrative costs of approximately $1,300,000 associated with the launch of The Wand(TM).
      C) Marketing costs of approximately $160,000 associated with the launch of the SplatrFree(TM) Product.
      D) Increased marketing costs of approximately $150,000 associated with the corporate image of Milestone
      E) The write-off of approximately $118,000 of obsolete tooling costs.

Compensation- Princeton PMC purchase, represents a one time charge of $2,126,670 in 1997. This is based upon the issuance of 159,900 additional shares that the company was obligated to issue in exchange for the minority interest of Princeton PMC, pursuant to a 1996 Acquisition Agreement. These shares were issued to the chief operating officer and director of the Company.

      Research and Development costs increased to $981,078 in 1997 from $167,600 in 1996, an increase of $813,478 reflecting increased costs to develop "The Wand(TM)".

      Net Interest income increased to $220,877 in 1997 from $73,203 in 1996, a increase of $147,674, primarily a result of investing the net proceeds of the two private placements completed during 1997.

Liquidity and Capital Resources

      At December 31, 1997, the Company's working Capital was $15,742,554, primarily reflecting the balance remaining of the net proceeds of $13,221,461 received on consummation of two private placements completed during 1997, as discussed below and warrant exercises of approximately $6,600,000. The company intends to use the funds for further development engineering, tooling, marketing and other expenses associated with the "The Wand(TM)", development of other products and general corporate purposes including working capital.

      Private Placement

      In September 1997, the Company sold, in a private placement, an aggregate of 1,666,666 units at $6.00 per unit for net cash proceeds of $9,912,196, less non cash costs for warrants issued to counsel in connection with the private placement of $174,999 for a net amount of $9,737,197. Each unit consisted of one share of common stock at $6.00 and one warrant to purchase one share at an exercisable price of $9.00 per share. Each warrant entitles the holder to purchase one share of Common Stock for two years from the closing of the offering. In addition, the Company issued to its counsel warrants to purchase 83,333 units, exercisable at $6.00 per unit, each unit consisting of one share of Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $9.00. Since such private placement, warrants for 288,000 shares issued in the private placement have been exercised providing the Company with additional proceeds of $2,592,000.

      In March 1997, the Company sold, in a private placement, an aggregate of 852,262 units at $4.72 per unit for net cash proceeds of $3,309,265, less non cash costs for shares issued in connection with the private placement of $1,316,350 for a net amount of $1,992,915. Each unit consisted of one share of Common Stock and one Common Stock purchase warrant. Each warrant entitles the holder to purchase one share of Common Stock for three years from the closing of the offering at an exercise price of $4.72 per share. In addition, the placement agent received warrants to purchase 85,226 units at $4.72 per unit. Since such private placement, warrants for 719,366 shares issued in the private placement have been exercised providing the Company with additional proceeds of $3,395,408.

Item 7. Financial Statements

      The financial statements of the Company required by this item are set forth beginning on page F-1.

Item 8. Change in and Disagreements with Accountants on Accounting Financial Disclosure

            Not applicable

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS




Board of Directors
   Milestone Scientific Inc.


We have audited the accompanying consolidated balance sheet of Milestone Scientific Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Milestone Scientific Inc. and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




GRANT THORNTON LLP


New York, New York
February 27, 1998

                   Milestone Scientific Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1997



                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents ...............................       $  9,775,019
   Investments - Treasury Bills ............................          5,778,369
   Accounts receivable .....................................            318,147
   Inventories .............................................          1,249,628
   Prepaid expenses ........................................             97,779
                                                                   ------------

          Total current assets .............................         17,218,942

PROPERTY AND EQUIPMENT, NET ................................            762,882

PATENTS ....................................................          1,980,834

OTHER ASSETS ...............................................             33,406
                                                                   ------------
                                                                   $ 19,996,064
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit - bank ...................................       $    175,000
   Accounts payable ........................................          1,053,955
   Accrued expenses ........................................            247,433
                                                                   ------------
          Total current liabilities ........................          1,476,388
                                                                   ------------

STOCKHOLDERS' EQUITY
   Common stock, par value $.001; authorized,
      25,000,000 shares; issued and outstanding,
      8,661,866 shares .....................................              8,662
   Additional paid-in capital ..............................         28,685,483
   Accumulated deficit .....................................        (10,174,469)
                                                                   ------------
                                                                     18,519,676
                                                                   ------------
                                                                   $ 19,996,064
                                                                   ============




The accompanying notes are an integral part of this statement.

                   Milestone Scientific Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,




                                                         1996          1997
                                                         ----          ----

Revenues .........................................   $   302,388    $ 2,854,271
Cost of sales ....................................       195,659      1,857,465
                                                     -----------    -----------

        Gross profit .............................       106,729        996,806
                                                     -----------    -----------

Selling, general and administrative expense ......     2,225,737      5,550,719
Research and development expense .................       167,600        981,078
Compensation - Princeton PMC purchase ............                    2,126,670
                                                     -----------    -----------

                                                       2,393,337      8,658,467
                                                     -----------    -----------

        Loss from operations .....................    (2,286,608)    (7,661,661)
                                                     -----------    -----------

Other income and (expense)
   Interest income (net of interest expense) .....        73,203        220,877
   Minority interest in net loss of subsidiary ...       177,568
   Other (net) ...................................        86,309          2,667
                                                     -----------    -----------

                                                         337,080        223,544
                                                     -----------    -----------

        NET LOSS .................................   $(1,949,528)   $(7,438,117)
                                                     ===========    ===========

Loss per common share ............................   $      (.43)   $     (1.21)
                                                     ===========    ===========

Weighted average shares outstanding ..............     4,570,775      6,130,488
                                                     ===========    ===========



The accompanying notes are an integral part of these statements.

                   Milestone Scientific Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years ended December 31, 1996 and 1997


                                                  Common stock      Additional
                                               ------------------     paid-in        Accumulated        Unearned
                                               Shares      Amount     capital          deficit         compensation        Total
                                               ------      ------     -------        -----------       ------------        -----
Balance, January 1, 1996                      4,480,000    $4,480   $  5,690,895    $   (786,824)        $(390,040)    $  4,518,511

Shares issued in connection with the
   business combinations accounted for
   as purchases                                  23,350        23        111,076                                            111,099
Shares issued to consultants                    130,000       130        382,370                                            382,500
Compensation expense                                                                                       260,000          260,000
Warrants issued to placement agent                                       635,000                                            635,000
Net loss for the year ended December 31, 1996                         (1,949,528)                                        (1,949,528)
                                              ---------    ------    -----------    ------------         ---------      -----------
Balance, December 31, 1996                    4,633,350     4,633      6,819,341      (2,736,352)         (130,040)       3,957,582

March private placement of units                852,262       852      1,992,063                                          1,992,915
Compensation expense                                                                                       130,040          130,040
Shares issued for capital assets                 12,000        12         80,238                                             80,250
Shares issued to consultants                     58,000        58        369,692                                            369,750
Shares issued in connection with
conversion offer to minority shareholders
   of Spintech                                   23,755        24        166,658                                            166,682
September private placement of units          1,666,666     1,667      9,735,530                                          9,737,197
Warrants exercised                            1,255,933     1,256      6,599,476                                          6,600,732
Warrants issued to consultants                                           807,219                                            807,219
Shares issued in connection with
   Princeton PMC purchase                       159,900       160      2,126,510                                          2,126,670
Costs associated with registering shares                                 (11,244)                                           (11,244)
Net loss for the year ended December 31, 1997                                         (7,438,117)                        (7,438,117)
                                              ---------    ------    -----------    ------------         ---------      -----------
Balance, December 31, 1997                    8,661,866    $8,662    $28,685,483    $(10,174,469)        $    --        $18,519,676
                                              =========    ======    ===========    ============         =========      ===========

The accompanying notes are an integral part of this statement.

                   Milestone Scientific Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,



                                                               1996            1997
                                                           ------------    ------------
Cash flows from operating activities
   Net loss ............................................   $ (1,949,528)   $ (7,438,117)
   Adjustments to reconcile net loss to net cash used in
     operating activities
       Patent amortization .............................        229,544         235,195
       Amortization and depreciation ...................          3,790          71,935
       Loss applicable to minority interest ............                       (211,326)
       Compensation expense ............................        642,500         450,660
       Compensation - Princeton PMC purchase ...........                      2,126,670
       Bad debt expense ................................         10,547          25,830
       Changes in assets and liabilities, net of effects
         from acquisition of businesses
            (Increase) in accounts receivable ..........        (64,174)        (20,231)
            (Increase) in inventories ..................        (63,495)       (740,901)
            (Increase) in prepaid expenses .............         (3,078)        (76,991)
            (Increase) in other assets .................        (61,640)         (2,707)
            Increase (decrease) in accounts payable ....        (93,770)        570,418
            Increase in accrued expenses ...............         63,628         145,123
            Increase (decrease) in deferred revenue ....         38,517         (38,517)
                                                           ------------    ------------
      Net cash used in operating activities ............     (1,458,485)     (4,691,633)
                                                           ------------    ------------
Cash flows from investing activities
   Purchase of Treasury Bills ..........................                     (5,778,369)
   Acquisition costs of minority interest in Spintech ..                         (9,532)
   Capital expenditures ................................        (93,795)       (473,189)
                                                           ------------    ------------
      Net cash used in investing activities ............        (93,795)     (6,261,090)
                                                           ------------    ------------
Cash flows from financing activities
   Net proceeds from private placements ................                    13,258,895
   Net proceeds from issuance of common stock ..........                     6,600,732
   Proceeds from issuance of debt ......................                       100,000

   Costs associated with registering shares ............                       (11,244)

      Net cash provided by financing activities ........                    19,948,383
                                                           ------------    ------------
      NET (DECREASE) INCREASE IN CASH
         AND CASH EQUIVALENTS ..........................     (1,552,280)      8,995,660
Cash and cash equivalents at beginning of year .........      2,331,639         779,359
                                                           ------------    ------------
Cash and cash equivalents at end of year ...............   $    779,359    $  9,775,019
                                                           ============    ============

The accompanying notes are an integral part of this statement.

                   Milestone Scientific Inc. and Subsidiaries

                             Year ended December 31,



                                                           1996          1997
                                                           ----          ----

Supplemental disclosures of cash flow information:
  Cash paid during the year for
    Interest                                             $   -          $24,277
                                                         =========      =======

Supplemental schedule of noncash investing and financing activities:

In 1996, Milestone Scientific Inc. acquired substantially all of the business assets of Princeton PMC, Inc. and Sagacity I, Inc., subject to certain liabilities, in exchange for 23,350 shares of Milestone's common stock valued at $111,099.

In 1996, the Company issued warrants to its placement agent. Those warrants have been measured at fair value ($635,000) and were established as deferred financing costs with a corresponding offset to additional paid-in capital.

In 1997, 58,000 shares of common stock were issued for services performed associated with the 1997 private placement. The value of the above shares ($369,750) , deferred financing and other costs incurred in 1996 was applied against the net proceeds in 1997.

In 1997, 12,000 shares of common stock, measured at fair value of $80,250, were issued in exchange for capital assets.

In 1997, 23,755 shares of common stock were issued in exchange for approximately 1,017 shares of Spintech common stock (approximately 1%). The value of the stock, $166,682, and associated legal costs at date of acquisition is included in patents.

In 1997, the Company issued warrants to consultants and placement agents for consulting services. Those warrants have been measured at fair value, with $320,620 being charged to compensation expense and $486,599 being charged against the proceeds from the two private placements.



The accompanying notes are an integral part of these statements.

                   Milestone Scientific Inc. and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997



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

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1996 and 1997



NOTE A (continued)

    2.  Cash and Cash Equivalents

        For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

    3.  Investments - Treasury Bills

        The Company carries its Treasury Bills at cost plus accrued interest, which approximates fair maturity value.

    4.  Inventories

        Inventories are valued at the lower of cost or market with cost being determined by the first-in, first-out ("FIFO") method. Inventories principally consist of finished goods.

    5.  Property and Equipment

        Property and equipment are stated at cost and depreciated using straight-line and accelerated methods over the estimated useful lives of the assets.

    6.  Patents

        The excess of the Company's cost over the tangible net assets of Spintech has been allocated to patents and is being amortized over a ten-year period using the straight-line method. The recoverability of the carrying values of the patents are evaluated on a recurring basis.

    7.  Revenue Recognition

        The Company recognizes revenue from sales when title to merchandise passes to customers, including distributors.

    8.  Research and Development

        Research and development costs are expensed as incurred.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1996 and 1997



NOTE A (continued)

    9.  Loss Per Common Share

        Loss per common share is computed based on the weighted average number of shares of common stock outstanding. The effect on the loss per share of warrants and options outstanding is antidilutive and has not been included in the calculation of weighted average shares outstanding. (See Note E for additional information.)

  10.   Use of Estimates in Financial Statements

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


NOTE B - PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 1997 consist of the following:

       Tooling and dies                                              $405,833
       Office equipment                                               358,955
       Trade show displays                                             93,467
                                                                     --------
                                                                      858,255
       Less accumulated depreciation                                   95,373
                                                                     --------
                                                                     $762,882
                                                                     ========

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1996 and 1997



NOTE C - ACQUISITIONS

    Princeton PMC

    In March 1996, the Company, together with one of its officers, entered into a shareholders' agreement to form Princeton PMC, a corporation, and to engage in the marketing and sales of dental products. The Company contributed $85,000 for 200 shares of this entity representing a two-thirds ownership.

    In November 1996, the Company purchased the remaining one-third of Princeton PMC's outstanding stock for 100 shares of its common stock plus a contingent obligation as described below. The acquisition has been recorded using the purchase method of accounting. The purchase price approximated the net tangible assets acquired. The operating results of Princeton PMC have been included in the Company's consolidated financial statements as follows: two-thirds through October 1996 and 100% thereafter. In connection with the acquisition of Princeton PMC, additional shares of common stock could be issued to the officer depending upon the Company's average earnings over the next two years as defined. The Company is obligated to issue 159,900 shares of its common stock if certain income levels are achieved. The shares issued to the officer would result in compensation expense.

    In December 1997, the Company waived the earnings requirement and authorized the issuance of the 159,900 shares of common stock. The value of the stock was charged as "Compensation - Princeton PMC purchase" in the statement of operations.

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

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1996 and 1997



NOTE C (continued)

    The following unaudited consolidated pro forma results of operations assume the acquisition occurred as of the inception date of Wisdom (April 9, 1996):

                                                                                                       Pro forma
                                         The Company       Wisdom                                    consolidated
                                         Year ended     April 9, 1996                                 Year ended
                                        December 31,   to December 31,                               December 31,
                                            1996            1996            Eliminations                 1996
                                       ------------    ---------------      ------------            --------------
       Net revenues                   $    302,388      $1,538,180            $(115,592)           $ 1,724,976
       Net loss                         (1,959,528)        (87,769)                                 (2,037,297)

       Loss per share                        $(.43)          $(.02)                                      $(.45)

    The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the purchase been consummated as of the inception date, nor are they necessarily indicative of future operating results.

    Spintech

    In November 1995, the Company completed the purchase of 65% of Spintech's outstanding stock on a fully diluted basis for $2,700,000. The Company paid $2,026,495, which represents the $2,700,000 less amounts advanced to Spintech amounting to $632,500 plus interest of $41,005. The acquisition has been recorded using the purchase method of accounting. The excess of the aggregate purchase price over the net tangible assets acquired was allocated to patents and is being amortized over ten years. The operating results of Spintech have been included in the Company's consolidated financial statements since the date of acquisition. The minority interest has been valued at zero as of December 31, 1996 and 1997.

    The Company also holds a series of annual options to purchase, for a nominal amount, an additional 3% of Spintech's outstanding shares following each of the first five fiscal years commencing after the closing of the stock purchase (or an aggregate of 15% of such shares if all of the options are exercised). Each option is exercisable only if Spintech does not achieve a specified pretax profit target as defined in the applicable fiscal year. As a result of Spintech not achieving the specified pretax profit in 1996, the Company exercised its option in 1997. In addition, the Company provides advances to Spintech. These advances are due on demand with interest at 8%.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1996 and 1997



NOTE C (continued)

    On several occasions, during 1997, the Company offered, to those minority shareholders of Spintech who are accredited investors, the opportunity to exchange their Spintech shares for Milestone. The conversion offer ranged from 6.1 to 24.43 shares of Milestone for 1 share of Spintech. These offers were for restricted shares. As of December 31, 1997, 1,017 shares of Spintech were converted, which, together with the above exercise, increased Milestone's ownership of Spintech to 70.3%. The value of the converted shares and associated offering costs are reflected in the accompanying balance sheet as patents.


NOTE D - LINE OF CREDIT - BANK

    Wisdom has a $250,000 line of credit with a bank with interest at the bank's prime rate plus 1%. The line is collateralized by substantially all assets of Wisdom. Advances under the line are in the form of demand notes.


NOTE E - STOCKHOLDERS' EQUITY

    In September 1997, the Company sold, in a private placement, an aggregate of 1,666,666 units at $6.00 per unit for net cash proceeds of $9,912,196, less noncash costs for warrants issued to counsel in connection with the private placement of $174,999, for a net amount of $9,737,197. Each unit consisted of one share of common stock at $6.00 and one warrant to purchase one share at an exercisable price of $9.00 per share. Each warrant entitles the holder to purchase one share of common stock for two years from the closing of the offering. In addition, the Company issued to its counsel warrants to purchase 83,333 units, exercisable at $6.00 per unit, each unit consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $9.00. As of December 31, 1997, 1,461,999 warrants were outstanding.

    In March 1997, the Company sold, in a private placement, an aggregate of 852,262 units at $4.72 per unit for net cash proceeds of $3,309,265, less noncash costs for shares and warrants issued in connection with the private placement of $1,316,350 for a net amount of $1,992,915. Each unit

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1996 and 1997



NOTE E (continued)

    consisted of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock for three years from the closing of the offering at an exercise price of $4.72 per share. In addition, the placement agent received warrants to purchase 85,226 units at $4.72 per unit. As of December 31, 1997, 218,122 warrants were outstanding.

    During 1996 and 1997, the Company granted stock options to a director and various consultants to purchase 35,000 and 164,000 shares of common stock, respectively, at prices ranging from $5.125 to $6.50 per share. The options expire in three to five years depending on the option, vest over two to three years and contain certain antidilution provisions. All options were unexercised at December 31, 1997. The options issued to the consultants in 1997 were measured at fair value of $320,620 and were charged to compensation expense.

    The Company has issued 130,000 shares to certain directors in consideration for their agreement to serve on the Advisory Board of the Board of Directors for at least two years. If any member fails to serve his term, except because of death or disability, his shares will be returned to the Company for cancellation. The market value of the shares issued was $520,000. This amount was recorded as unearned compensation and is shown as a separate component of stockholder's equity. Unearned compensation is being amortized to expense over a two-year period and amounted to $260,000 and $130,040 for the years ended December 31, 1996 and 1997, respectively.

    During 1996, the Company issued 60,000 shares to a consultant for services provided to the Company. The value of the shares, $382,500, was charged to compensation expense. The agreement stipulates that if the consultant is permitted to sell and does sell the shares issued to him and realizes from such sale net proceeds of less than $5 per share, the Company shall supplement such proceeds up to $5 per share, provided the Company's total obligation shall not exceed $105,000.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1996 and 1997



NOTE E (continued)

    Stock Option Plan

    In 1997, the Board of Directors approved the adoption of the 1997 Stock Option Plan. The 1997 Stock Option Plan provides for the grant of options to purchase up to 500,000 shares of the Company's common stock. Options may be granted to employees, officers, directors and consultants of the Company for the purchase of common stock of the Company at a price not less than the fair market value of the common stock on the date of the grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant.

    Stock-Based Compensation

    The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. However, SFAS No. 123, "Accounting for Stock-Based Compensation," requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net loss and loss per share would have been increased as follows:

                                                   1996                1997
                                                ----------          ---------

       Net loss                                   $247,000           $405,000
       Loss per common share                          $.05               $.07

    Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, and some options have a two- to three-year vesting period, the pro forma effect will not be fully reflected until 2000.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1996 and 1997



NOTE E (continued)

    The weighted-average fair value of the individual options granted during 1996 and 1997 was estimated as $2.54 and $2.78, respectively, on the date of grant. The fair value for 1996 and 1997 was determined using a Black-Scholes option-pricing model with the following assumptions:

                                                1996                1997
                                              -------             --------

        Dividend yield                           -                   -
        Volatility                              48.80%              52.74%
        Risk-free interest rate                  6.33                6.34
        Forfeiture rate                          -                   -
        Expected life                            3 years          3 - 5 years

    Stock option activity during 1996 - 1997 is summarized below:

                                       Shares of common       Weighted-average
                                    stock attributable to    exercise price of
                                     options and warrants   options and warrants


    Unexercised at December 31, 1995          150,000               $6.00
    Granted                                   385,000                6.15
    Exercised                                    -                    -
    Forfeited                                    -                    -
                                            ---------

    Unexercised at December 31, 1996          535,000                6.11
    Granted                                 3,240,487                7.24
    Exercised                              (1,371,366)               6.04
    Forfeited                                    -                    -
                                            ---------

    Unexercised at December 31, 1997        2,404,121                7.67
                                            =========

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1996 and 1997



NOTE E (continued)

    The following table summarizes information concerning outstanding and exercisable options at December 31, 1997:

                                       Options and warrants outstanding          Options and warrants exercisable
                                -------------------------------------------     ---------------------------------
                                                  Weighted-
                                                   average         Weighted-                       Weighted-
                                                  remaining         average                         average
                                  Number         contractual       exercise                        exercise
          Exercise prices       outstanding      life (years)        price        Number             price
          ---------------       -----------      ------------        -----        ------             -----
          $4.72 - 6.499            669,122           4              $5.09         441,622           $5.09
           6.50 - 7.56             273,000           4               6.88          20,000            6.69
           9.00 - 9.00           1,461,999           2               9.00       1,461,999            9.00


NOTE F - LICENSE AGREEMENT

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

    In January 1996, the licensee demanded the return of the initial advance made to Spintech. In 1997, the Company paid $55,000 to settle the dispute, which is included in "Other" on the consolidated statements of operations.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1996 and 1997



NOTE G - EMPLOYMENT CONTRACTS

    Milestone

    In January 1998, the Company entered into a five-year employment contract with the Company's Chief Executive Officer providing for a base compensation of $350,000, plus stock options and cash bonuses based upon the achievement of certain net income levels of the Company.

    In November 1996, the Company entered into a five-year employment agreement with the Company's Executive Vice-President providing for annual compensation of $120,000. This agreement supersedes a consultant agreement, dated March 12, 1996, that the two parties had previously entered into.

    Spintech

    Spintech had entered into an employment agreement with its former Director of Research for a five-year term beginning on November 10, 1995, at an initial salary of $110,000 per annum and increasing by 10% per year for each succeeding year throughout the term. The agreement also provided for the payment of up to a $500,000 bonus at the end of the employment term depending on the achievement of certain profit projections during his employment term. Its former Director of Research had demanded certain revisions to this agreement.

    On March 26, 1997, the Company commenced legal action against its former Director of Research. The Company seeks recovery of damages for interference with existing and prospective contract and business relationships, a declaratory judgment that the former Director of Research has no personal rights to certain technology developed while he was employed by Spintech and a declaratory judgment that the Company has not breached the former Director of Research's employment agreement or the agreement for the purchase by the Company of a 65% equity interest in Spintech. His employment was terminated on April 9, 1997. (See Note H for additional information.)

    Spintech also entered into a five-year employment agreement commencing on November 10, 1995 with its former Vice President of Operations at a salary of $50,000 per year increasing by 10% per year for each succeeding year throughout the term of his employment. His employment was terminated on March 3, 1997. (See Note H for additional information.)

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1996 and 1997



NOTE G (continued)

    Wisdom

    In December 1996, Wisdom entered into a three-year employment agreement with its President for annual compensation of $105,000. The parties can elect to renew the term for additional one-year periods. In addition, the agreement provides for stock bonuses in 1997, 1998 and 1999 of 5,000, 7,000 and 10,000 shares, respectively, of the Company's common stock if Wisdom achieves certain net income levels as defined. The net income level in 1997 was not achieved.


NOTE H - LITIGATION

    On March 26, 1997, Milestone and Spintech commenced legal action in the United States District Court of New Jersey against Ronald Spinello, DDS, the former Chairman and Director of Research of Spintech. In the complaint, plaintiffs seek recovery of compensatory and punitive damages for extortion and tortious interference with existing and prospective contract and business relationships, a declaratory judgment that Dr. Spinello has no personal rights to certain technology developed while he was employed as Director of Research of Spintech relating to the design and production of ancillary components of its computer-controlled local anesthetic delivery system, a declaratory judgment that plaintiffs have not breached Dr. Spinello's employment agreement or the agreement for the initial purchase by Milestone of a 65% equity interest in Spintech and injunctive relief. On May 21, 1997, Dr. Spinello filed an answer and counterclaim which denies the material allegations of the complaint and seeks recovery for breach of the defendant's employment agreement, initiates a derivative action against Milestone with respect to various expenditures and actions for which Defendant, on behalf of Spintech, seeks an amount in excess of $75,000, alleges civil conspiracy against Milestone with respect to certain of those matters and the entry into the employment agreement with Defendant and seeks indemnification for expenses, including attorneys' fees, in the pending action. On May 25, 1997, the Company filed a reply to counterclaims which denied all of the material allegations of the counterclaims. On December 30, 1997, Dr. Spinello made a motion for leave to join as an additional Defendant on Counterclaim the Company's Chairman, Leonard Osser, and to file an amended Answer and Counterclaim against the Company. Both the Company and Mr. Osser opposed the motion and, in addition, the Company made a Cross-motion to dismiss certain claims asserted in the initial Answer and Counterclaim. The additional claims which

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1996 and 1997



NOTE H (continued)

    Dr. Spinello sought to assert against the Company include a fraud in the inducement claim based upon the alleged failure of the Plaintiffs to advise Dr. Spinello of the legal effects of his employment agreement; and a civil conspiracy claim. Dr. Spinello also sought to add a jury demand through his amended pleading. The Company's Cross-motion sought to dismiss all of Dr. Spinello's claims, except his claim for unpaid salary, on the basis that his derivative claim is fatally defective because he did not make any demand upon Spintech, the entity on whose behalf he purports to bring suit, and his indemnification claim is fatally defective because the claims against him do not arise by reason of the fact that Dr. Spinello was an officer or director of Spintech. The Motion and Cross-motion were scheduled for oral argument on January 26, 1998, but the Court canceled the argument in light of the extensive briefs that had been filed. No decision has yet been rendered by the Court. In the meantime, discovery has been held in abeyance pending the decision, but will likely resume shortly. Milestone has been advised by its patent counsel that all technology developed by Dr. Spinello while employed by Spintech is owned by Spintech. The Company believes that ownership of the technology relating to these ancillary components which are the subject of this litigation in no way prevents the manufacture and sale of its anesthetic delivery system at economically viable prices.

    On May 20, 1997, Glenn R. Spinello, former Vice President of Operations, filed a Complaint in the Court of Common Pleas, York County, Pennsylvania, seeking damages as a result of the alleged breach of his Employment Agreement. On June 20, 1997, the Company and Spintech filed a Notice of Removal which transferred venue of Glenn Spinello's lawsuit to the United States District Court for the Middle District of Pennsylvania. On June 27, 1997, the Company and Spintech filed an Answer to Glenn Spinello's Complaint which denied the material allegations of the Complaint and asserted counterclaims based upon Glenn Spinello's breach of his Employment Agreement. On July 27, 1997, Glenn Spinello filed a reply to the counterclaims by the Company and Spintech, denying the material allegations of the counterclaims. The parties to that action are engaged in discovery.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1996 and 1997



NOTE I - INCOME TAXES

    Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 1996 and 1997 follow:

                                                          1996          1997
                                                        --------     ----------


       Current assets and liabilities
          Allowance for doubtful accounts               $   -        $    11,000

       Valuation allowance                                  -           (11,000)
                                                        --------     ----------

       Net current deferred tax asset (liability)       $   -        $     -
                                                        ========     ==========

       Noncurrent assets and liabilities
          Depreciation                                  $            $  (13,000)
          Net operating loss carryforward                362,000      1,667,000
                                                        --------     ----------

                                                         362,000      1,654,000
       Valuation allowance                              (362,000)    (1,654,000)
                                                        --------     ----------

       Noncurrent deferred tax asset (liability)        $   -        $   -
                                                        ========     ==========

    The valuation allowance has been established for those loss carryforwards and deductible temporary differences which are not presently considered more likely than not to be realized.

    The provision for income taxes differs from the effective tax rate used in the financial statements as a result of current year net operating losses, the benefit of which has not been recognized in the current year.

    As of December 31, 1997, the Company had net operating loss carryforwards of approximately $4,173,000, which expire in 2007 through 2012.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1996 and 1997



NOTE I (continued)

    The utilization of loss carryforwards may be limited due to an ownership change as defined by Section 382 of the Internal Revenue Code.

    The Company and Spintech file separate Federal and State income tax returns.


NOTE J - LEASE COMMITMENTS

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

    Spintech also used approximately 4,000 sq. ft. of storage and light manufacturing space in a warehouse building contiguous to its corporate and administrative offices. Under an informal rental arrangement with LenRon, the Company paid approximately $1,000 per month for the use of this facility. The informal arrangement terminated on April 30, 1996.

    Effective January 1, 1994, Spintech leased shop space from a stockholder and employee on a month-to-month basis at $200 per month and incurred a total of $1,000 and $2,400 rent for the years ended December 31, 1997 and 1996, respectively. This arrangement terminated in March 1997.

    Milestone

    In November 1996, the Company signed a five-year-and-one-month lease agreement for its corporate headquarters.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1996 and 1997



NOTE J (continued)

    Wisdom

    In November 1997, Wisdom extended its lease term for its facilities for one year and expanded its space. In addition, in March 1997, Wisdom signed a three-year lease agreement for its Telemarketing Department.

    The Company also leases equipment under operating leases.

    The following represents approximate minimum rental payments under such leases:

                   Year ending December 31,
                      1998                                   $130,000
                      1999                                     60,000
                      2000                                     53,000
                      2001                                     51,000
                      2002                                     17,000
                                                             --------
                                                             $311,000
                                                             ========

    Rent expense was approximately $33,000 and $91,000, of which $23,800 and $3,700 was paid to Len Ron for the years ended December 31, 1996 and 1997, respectively.


NOTE K - RELATED PARTY TRANSACTIONS

    1. Spintech paid approximately $220,500 and $36,175 during 1996 and 1997, respectively, to a company for the manufacturing of its "TAPS" and "SDS" products. An officer of the company is on the Board of Directors of Spintech.

    2. The Company paid approximately $38,000 and $243,000 in 1996 and 1997, respectively, to a law firm where one of the partners is also on the Company's Board of Directors. In addition, warrants measured at fair value of approximately $175,000 were issued to the law firm.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1996 and 1997



NOTE L - COMMITMENTS AND CONTINGENCIES

      1. Failure to use Spintech's "TAPS" and "SDS" units in accordance with recommended operating procedures could potentially result in subjecting users to health hazards or injury. For example, premature removal of syringes and other materials before completion of the melt cycle could subject users to puncture with contaminated needles prior to their complete encapsulation or inclusion of excessive amounts of blood-soaked gauze or other material could result in the release of noxious fumes from the sterilizer. In addition, the sterilizer heats material to high temperatures and misuse or malfunction of the unit could result in danger of fire or shock. Any of the foregoing or other failures of the sterilizer to function properly could subject Spintech to claims of liability. Spintech carries product liability insurance in the amount of $2,000,000 with a $1,000,000 per occurrence limit with a $10,000,000 umbrella.

      2. In June 1996, the Company entered into a consulting agreement with a dentist for $25,000 per annum for three years.

      3. The Company has informal arrangements for the manufacture of its products by separate domestic manufacturers as follows: SDS units by Arbutus Electronics, Inc.; SplatrFree(TM)prophy angles by Team Technologies, Inc.; The Wand(TM)unit and system kit by Tricor Systems, Inc. ("Tricor"); and The Wand(TM)disposable handpiece by Nypro Inc. Termination of the manufacturing relationship with any of the above manufacturers could significantly and adversely affect the Company's ability to produce and sell its products. Though alternate sources of supply exist and new manufacturing relationships could be established, the Company would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, whether or not as a result of termination of such a relationship, would adversely affect the Company

      4. In order to fund certain start-up costs of Tricor, the Company has agreed to advance funds on its initial purchase order to Tricor. Tricor will repay such advances from future sales to the Company. As of December 31, 1997, the Company has advanced a net amount of $760,912, which is included in inventories. The Company has received a security interest in certain Tricor assets.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1996 and 1997



NOTE M - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash with high credit quality institutions. In general, such investments exceed the FDIC insurance limit. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different geographic areas. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. Generally, the Company does not require collateral or other security to support customer receivables.

    Revenues of approximately $116,000 on sales to Wisdom were recognized for the year ended December 31, 1996 prior to the acquisition.

    No other customer accounted for more than 10% of revenues in 1996 or 1997.


NOTE N - ADVERTISING

    The Company expenses its advertising costs as they occur. Advertising expense for 1996 and 1997 was approximately $70,000 and $1,132,000, respectively.

                                    PART III

Incorporated by reference to a Definitive Proxy Statement to be filed not later than 120 days after the end of the fiscal reviewed by this report

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

      Exhibit
        No.                         Description
      -------                       -----------
      3.1               Certificate of Incorporation of the Company. (1)

      3.2               Certificate of Amendment filed July 13, 1995. (2)

      3.3               Certificate of Amendment filed October 31, 1996. (5)

      3.4               Certificate of Amendment filed December 11, 1997. (6)

      3.5               By-laws of the Company. (1)

      4.1               Specimen Stock Certificate. (2)

      10.1 Lease dated November 25, 1996 between Livingston Corporate Park Associates, L.L.C. and the Company. (5)

      10.4              Form of Underwriter's Warrant. (2)

      10.5 Financial Advisory and Investment Banking Agreement entered into July 1, 1996 between GKN Securities Corp. and the Company. (5)

      10.8 Employment Agreement dated November 1, 1996 by and between the Company and Gregory Volok. (5)

      10.9 Lease, as amended, dated November 6, 1991 between Raybec Management Co. and Wisdom. (5)

      10.10 Employment Agreement made as of December 23, 1996 by and between Sagacity I, Inc. and Joel D. Warady. (5)

      10.13 Agreement for SDS Product dated September 1, 1996 between Spintech and Princeton PMC. (5)

      10.14 Agreement for The Wand Product dated September 1, 1996 between Spintech and Princeton PMC. (5)

      10.16 Exclusive Distributorship Agreement between Wisdom Toothbrushes Limited and Sagacity I, Inc. (5)

      10.18 Agreement between Milestone and Spintech dated September 21, 1994 and Amendment No. 1 thereto. (2)

      10.19 Employment Agreement between the Company and Leonard Osser dated January 1, 1998. (6)

      21.1              Subsidiaries of the Registrant. (5)

      23                Consent of Grant Thornton (6)

      ----------------
      (1)   Filed with the initial filing of the Company's Registration
            Statement.
      (2)   Filed with Amendment No. 1 to the Registration Statement.
      (3)   Filed with Form 8-K dated January 29, 1996.
      (4) Filed with the Company's Form 10-KSB for the year ended December 31, 1995.
      (5) Filed with the Company's Form 10-KSB for the year ended December 31, 1996.
      (6)   Filed herewith.

(b) There were no reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Milestone Scientific Inc.

                              By: /S/ Leonard Osser
                                 ---------------------
                                 Leonard Osser,
                                 Chairman and Chief Executive Officer

Date:  March 31, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 31, 1998.

      Signature                     Date              Title
      ---------                     ----              -----

/s/ Leonard Osser               March 31, 1998    Chairman, and Chief Executive
---------------------------                         Officer
    Leonard Osser

/s/ Pat Mele                    March 31, 1998    Chief Financial Officer
---------------------------
    Pat Mele III

/s/ Gregory Volok               March 31, 1998    Director
---------------------------
    Gregory Volok

/s/ Michael J. McGeehan         March 31, 1998    Director
---------------------------
    Michael J. McGeehan

                                                  Director
---------------------------
    Giovanni Montoncello

/s/ David Sultanik              March 31, 1998    Director
---------------------------
    David Sultanik

/s/ Stephen A. Zelnick          March 31, 1998    Director
---------------------------
    Stephen A. Zelnick

/s/ Louis Margolis              March 31, 1998    Director
---------------------------
    Louis Margolis

/s/ Larry Haimovich             March 31, 1998    Director
---------------------------
    Larry Haimovich

/s/ Leonard Schiller            March 31, 1998    Director
---------------------------
    Leonard Schiller

/s/ Paul Gregory
---------------------------
    Paul Gregory                March 31, 1998    Director