Form 10KSB/A
period 1997-12-31
MILESTONE SCIENTIFIC INC/NJ
filed 1998-04-30
CIK 855683

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

      Commission File Number 0-26284

                            Milestone Scientific Inc.
                            -------------------------
                (Name of Small Business Issuer in its Charter)

               Delaware                                11-309811
               --------                                ---------
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization               Identification No.)

   220 South Orange Avenue, Livingston Corporate Park, Livingston, NJ 07039
   ------------------------------------------------------------------------
              (Address of Principal Executive Office) (Zip Code)

                   Issuer's telephone number (973) 716-0087

Securities registered under Section 12(b) of the Exchange Act:

          Title of Each Class                    Name of Each Exchange
          -------------------                     on Which Registered
                                                  -------------------

Common Stock, par value $.001 per share         American Stock Exchange


Securities Registered under Section 12(g) of the Exchange Act:

                                      None
                                      ----

      Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      For the year ended December 31, 1997, the revenues of the registrant were $2,854,271.

      The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing price on the American Stock Exchange on April 29, 1998 of $15 1/2 was approximately
$99,857,448.

      As of April 24, 1998, the registrant has a total of 8,793,588 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

      The current executive officers and directors of the Company and their respective ages as of December 31, 1997 are as follows:


                                                                        Director
           Name           Age                    Position               Since
------------------------- ---  ---------------------------------------- --------

Leonard A. Osser .......  50   Chairman and Chief Executive Officer of    1991
                               the Company

Daniel R. Martin .......  60   President, Chief Operating Officer and     1998
                               Director of the Company

Gregory Volok ..........  48   Executive Vice President and Director of   1996
                               the Company and Chief Operating Officer
                               of Spintech

Joel Warady ............  41   Vice President of the Company and
                               President of Wisdom

Michael J. McGeehan ....  30   Vice President and Director of the         1995
                               Company

Giovanni Montoncello ...  51   Director of the Company                    1995

David Sultanik(1)(2) ...  41   Director of the Company                    1996

Stephen A. Zelnick(1) ..  60   Director of the Company                    1996

Paul Gregory ...........  63   Director of the Company                    1997

Louis I. Margolis(1)(2)   54   Director of the Company                    1997

Leonard M. Schiller(2) .  56   Director of the Company                    1997

Larry Haimovitch .......  52   Director of the Company                    1997

----------
(1) Member of the Compensation Committee
(2) Member of the Audit Committee

      Leonard A. Osser has been President, Chief Executive Officer and a director of the Company since July 1991. From such date until July 1997, he also served as the Chief Financial Officer of the Company. From 1980 until the consummation of the Company's public offering in November 1995, he had been primarily engaged as the principal owner and Chief Executive of U.S. Asian Consulting Group, Inc., a New Jersey based provider of consulting services in "work-out" and "turnaround" situations for publicly and privately owned companies in financial difficulty. During his career, Mr. Osser has provided consulting services for, or with respect to, companies in such related industries as medical devices, resource recovery and reprocessing and waste disposal and a wide variety of other industries including fashion accessories, entertainment, telecommunications, wood processing and securities. While consulting for, or serving as an executive in, the securities industry, Mr. Osser structured and arranged for financing and evaluated a large number of companies in diverse industries.

      Daniel R. Martin has been President, Chief Operating Officer and a director of the Company since March 1998. From January 1990 to October 31, 1997, Mr. Martin was the President, Chief Operating Officer and director, and later Chief Executive Officer of E-Z-EM, Inc., a manufacturer of medical devices and pharmaceuticals for diagnostic imaging. Earlier in his career he was Vice President of Sterling Drug, Inc., Managing Director of various Merck & Company overseas subsidiaries and a management consultant with McKinsey & Company, Inc.

      Gregory Volok has been Executive Vice-President, Chief Operating Officer and a director of the Company since December 1996. He initially joined the Company in March 1996 as the President of Princeton PMC, Inc., a wholly owned subsidiary of the Company. For more than ten years prior thereto, Mr. Volok served in various sales and marketing executive positions of increasing responsibility with Dentsply International, Inc. (the world's largest distributor or dental supplies and equipment), including serving as the executive responsible for launching its caulk endodontics line and the executive responsible for domestic sales of its Cavitron Division.

      Joel Warady has been Vice President of the Company since January 1997 and President of Wisdom for more than five years.

      Michael J. McGeehan has been a Vice-President of the Company since January 1997 and a director of the Company since June 1995. From July 1994 through March 1997, he was the managing Director of Forefront Information Strategies, a New Jersey based company specializing in business process re-engineering and the design and implementation of computer database systems. In addition, from August 1994 to January 1995, he was a manager for American International Group, a world-wide property and casualty insurer, where he managed a staff of 12 database administrators. From January 1991 through July 1994, he held positions with Microsoft Corporation, first as a database specialist and network systems engineer and then as a product manager for Microsoft Access.

      Giovanni Montoncello has been a director of the Company since June 1995. He has been self-employed as an Interior Designer in Milan, Italy for more than five years. He has also served during such period as a part-time instructor in interior design at the G. Cova Art School in Milan, Italy.

      David Sultanik has been a director of the Company since January 1996. He has been the managing/administrative partner of the Certified Public Accounting firm Sultanik and Krumholz, LLC since June 1994. For more than five years prior to that he was a principal at the accounting firm Perelson, Johnson & Rones, P.C.

      Stephen A. Zelnick has been a director of the Company since January 1996. He has been a partner in the law firm Morse, Zelnick, Rose & Lander, LLP since its inception in August 1995. For more than five years prior to that he was of counsel to the law firm Dreyer and Traub, LLP and has been practicing for more than 30 years.

      Paul Gregory has been a director of the Company since April 1997. Mr. Gregory has been a business and insurance consultant at Innovative Programs Associates Inc. and Paul Gregory Associates Inc. since January 1995 and January 1986, respectively, where he services, among other entities, foreign and domestic insurance groups, law and accounting firms and international corporations. From January 1992 to January 1993, Mr. Gregory served as an appointed Advisor to the Commissioner of Insurance of the state of Louisiana in the areas of liquidations, rehabilitations, insurance policy risk transfers and reinsurance.

      Louis I. Margolis has been a director of the Company since April 1997. Mr. Margolis has been a General Partner of Pine Street Associates, L.P., a private investment partnership that invests in other private limited partnerships, since January 1994. In January 1997, Mr. Margolis formed and is the President and sole shareholder of Chapel Hill Capital Corp., a financial services company. From 1991 through 1993 he was a Member of the Management Committee of Nomura Securities International. From 1993 through 1995 he was Chairman of Classic Capital Inc., a registered investment advisor. Mr. Margolis has been a member of the Financial Products Advisory Committee of the Commodity Futures Trading Commission since its formation in 1986, a Trustee of the Futures Industry Institute since 1991 and a Trustee of Saint Barnabas Hospital in Livingston, New Jersey since 1994.

      Leonard M. Schiller has been a director of the Company since April 1997. Mr. Schiller has been a partner in the law firm of Schiller, Klein & McElroy, P.C. since 1977 and has practiced law in the State of Illinois for over 25 years. He is also President of The Dearborn Group, a residential property management and real estate acquisition company. Mr. Schiller is a member of the Board of Directors of AccuMed International, Inc., a laboratory diagnostic company.

      Larry Haimovitch has been a director of the Company since October 1997. Mr. Haimovitch has been the President of Haimovitch Medical Technology Consultants, a San Francisco-based health care consulting firm, since he formed the firm in 1990. His firm, whose current area of emphasis includes minimally-invasive surgical technologies, specializes in the analysis of the medical device industry with emphasis on the current trends and future outlook for emerging medical technology. Mr. Haimovitch also serves as a director of two other publicly-owned medical device companies, Cardiac Control Systems, Inc. and Electropharmacology, Inc., and one privately-owned medical device company, ORBTEK, Inc.

      All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

      The Company's Board of Directors has established compensation and audit committees. The Compensation Committees reviews and recommends to the Board of Directors the compensation and benefits of all the officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company, and administers the issuance of stock options to the Company's officers, employees, directors and consultants. The Company has agreed with the placement agent in a March 1997 private placement that until March 13, 2000, all compensation arrangements between the Company and its directors, officers and affiliates shall be reviewed by a compensation committee, the majority of which is made up of independent directors. The Audit Committee meets with management and the Company's independent auditors to determine the adequacy of internal controls and other financial reporting matters.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

      To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to the Company, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) shareholders were complied with during 1997, except that Giovanni Montoncello was late in filing his Form 5, which reported one transaction.

Item 10. Executive Compensation.

      The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 1997, 1996 and 1995 by (i) the Company's Chief Executive Officer and (ii) the most highly compensated executive officers, other than the CEO, who were serving as executive officers at the end of the 1997 fiscal year and whose salary as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the "Named Executives").

                       Summary Compensation Table

                                                 Long-Term Compensation
                                             ---------------------------------
                                Annual
                             Compensation       Awards             Payouts
                           ----------------  --------------     --------------
                                             Common Stock
    Name and                                  Underlying           All Other
    Principal                   Salary          Options          Compensation
    Position         Year         ($)             (#)                ($)
------------------   ----- ----------------  --------------     --------------

Leonard A. Osser     1997      267,768 (1)       150,000
   Chief Executive   1996      265,719 (2)
   Officer and CFO   1997       35,257 (3)

Gregory Volok        1997      120,000            50,000         2,126,670 (4)
   Executive Vice    1996       20,000
   President

Joel Warady          1997      105,000
   President of      1996        2,019
   Wisdom

-----------

(1) Does not include $41,538 paid by the Company to Marilyn Elson, a certified public accountant who was employed by the Company to render accounting services prior to the hiring by the Company of a Chief Financial Officer. Ms. Elson is the wife of Mr. Osser.

(2) Includes $170,000 earned as President, Chief Executive Officer and Chief Financial Officer of Milestone and $95,719 earned as President and Chief Executive Officer of Spintech. Does not include $56,514 paid by the Company to Marilyn Elson, a certified public accountant who was employed by the Company to render accounting services.

(3) Includes $22,885 earned as President, CEO and COO of Milestone and $12,372 earned as President and CEO of Spintech. Does not include $4,600 paid by Milestone to Marilyn Elson for bookkeeping services rendered as Comptroller of Milestone and $4,000 paid by Milestone and $2,250 paid by Spintech to the accounting firm of Sultanik and Krumholz, LLC, one of whose partners was Ms. Elson.

(4) In December 1997, pursuant to the purchase agreement between the Company and Mr. Volok for Mr. Volok's outstanding shares of common stock of Princeton PMC, the Company paid to Mr. Volok 159,900 shares of the Company's Common Stock. See Note C to the Company's Financial Statements.

Stock Options

      The following tables show certain information with respect to incentive and non-qualified stock options granted in 1997 to Named Executives under the Company's 1997 Stock Option Plan and the aggregate value at December 31, 1997 of such options. The per share exercise price of all options is equal to the fair market value of a share of Common Stock on the date of grant. No options granted to Named Executives have been exercised.

                              Option Grants in 1997

--------------------------------------------------------------------------
Individual Grants of Options
--------------------------------------------------------------------------

                                  Percent
                     Number of    of Total
                     Shares of    Options
                       Common     Granted
                       Stock        to          Exercise
                    Underlying    Employees      Price      Expiration
      Name           Option #      in 1997       ($/Sh)        Date
------------------  -----------   -----------  ----------  -------------

Leonard A. Osser..  106,500 (1)     27.40%      $ 7.00        7/31/02
                     43,500 (1)     11.18%      $ 7.56        7/31/02

Gregory Volok.....   50,000 (2)     12.85%      $5.375         4/1/02

-----------
(1) Options vest on August 1, 1998.
(2) Options vest in three equal annual installments beginning April 2l, 1997.

                     Aggregated 1997 Year End Options Values
--------------------------------------------------------------------------------

                               Number of Shares of
                                  Common Stock          Value of Unexercised
                             Underlying Unexercised     In-The-Money Options
                               Options at 12/31/97         At 12/31/97 (1)
            Name             Exercisable/Unexercisable Exercisable/Unexercisable
---------------------------- ------------------------  ------------------------

Leonard A. Osser...........                0/150,000            $0/$1,419,390
Gregory Volok..............            33,333/16,667   $374,996.25/$187,503.75

----------

(1) Based on the closing price of $16.625 as quoted on the Nasdaq National
    Market.

Employment Contracts

      As of January 1, 1998 the Company entered into an Employment Agreement with Mr. Osser which provides for an initial term expiring on December 31, 2002, with a two-year non-competition period at the end of the term. The term is automatically increased for successive one-year periods unless prior to December 1 of any year either party notifies the other of its election not to extend the term. Under the Agreement Mr. Osser serves as Chief Executive Officer and is required to work on a full-time basis. Under the Employment Agreement Mr. Osser receives annual base pay of $350,000, increasing to reflect cost of living adjustments commencing on January 1, 2001. In addition, during January 1998 and each of the next four Januarys the Company shall grant Mr. Osser an option to purchase 50,000 shares of Common Stock exercisable only during the last 30 days of the option term unless the Company achieves certain financial goals to be specified annually by the Compensation Committee. Additionally, as soon as financial statements for each year commencing with 1998 are completed, the Company shall grant the executive an additional option to purchase up to 50,000 shares depending upon the achievement of specified performance goals. Further, Mr. Osser shall receive the opportunity to earn cash bonuses of up to $200,000 per year depending upon the achievement of performance targets to be specified by the Option Committee.

      In November 1996, the Company entered into five-year employment agreement with Gregory Volok, providing for his employment as Executive Vice President. The agreement provides for an annual base salary of $120,000 and an 18 month non-competition period at the expiration of the term.

      In December 1996, the Company entered into an employment agreement with Joel D. Warady providing for his employment as President and Chief Operating Officer of Wisdom Toothbrush Co., a wholly owned subsidiary of the Company ("Wisdom"), for a three-year term at an annual base salary of $105,000. If the income before Federal income taxes of Wisdom meets certain levels in the years 1997, 1998, and 1999, Mr. Warady will receive stock bonuses of 5,000, 7,000 and 10,000 shares of the Common Stock of the Company, respectively. The agreement also provides for non-competition at the end of the term for six months or one year, depending upon the reason the employment has terminated.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table, together with the accompanying footnotes, sets forth information, as of April 24, 1998, regarding stock ownership of all persons known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, certain executive officers, all directors, and all directors and officers of the Company as a group:

                                       Shares of
                                     Common Stock
                                     Beneficially   Percentage of
    Name of Beneficial Owner (1)       Owned (2)      Ownership
  --------------------------------- -------------------------------

  Executive Officers and Directors

  Leonard Osser...................   1,845,000 (3)     20.98%
  Gregory Volok...................     183,266 (4)          *
  Giovanni Montoncello............      17,611 (5)          *
  Michael J. McGeehan.............      30,506 (6)          *
  David Sultanik..................      20,000 (7)
  Stephen A. Zelnick..............     401,000 (8)       4.40%
  Paul Gregory....................      20,150 (9)          *
  Louis I. Margolis...............      84,000 (10)         *
  Leonard M. Schiller.............      70,594 (11)         *
  Larry Haimovitch................      17,356 (12)         *
  Daniel R. Martin................         100              *
  Joel D. Warady..................      25,150              *

  All Directors and Officers as a
  group
     (12 persons).................   2,714,733 (13)     29.20%

  5% and Greater Shareholders

  Parker Quillen, Inc.
  c/o Quilcap Corp.
      375 Park Avenue, Suite 1404
      New York, NY 10152..........     577,966          6.57%
  Gintel Asset Management, Inc.
      6 Greenwich Office Park
      Greenwich, CT 06831.........     946,600         10.76%

-----------
*     Less than 1%
(1) The addresses of the persons named in this table are as follows: Leonard Osser, 44 Kean Road, Short Hills, New Jersey 07078; Gregory Volok, 172 Laurie Lane, Philadelphia, PA 19115; Giovanni Montoncello, Via Agostino Bertani 2, Milan Italy 20154; Michael J. McGeehan, 125 Middlesex Avenue, Piscataway, New Jersey 08854; David Sultanik, Sultanik and Krumholz, LLC, 154 South Livingston Avenue, Livingston, New Jersey 07039; Stephen A. Zelnick, Morse, Zelnick, Rose & Lander, LLP, 450 Park Avenue, New York, New York 10022; Paul Gregory, 300 Mercer Street, New York, New York 10003; Louis I. Margolis, 12 Chapel Hill Road, Short Hills, New Jersey 07078; Leonard M. Schiller, 33 North Dearborn Street, Suite 1030, Chicago, Illinois 60602; Larry Haimovitch,

      111 Highland Lane, Mill Valley, CA 94941; Daniel R. Martin, 2 Dolma Road, Scarsdale, New York 10583; Joel Warady, 108 South Boulevard, Evanston, Illinois 60202.
(2) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercise or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 8,793,588 shares outstanding on March 26, 1998
(3) Includes 500,000 held in the name of U.S. Asian Consulting Group, Inc., an affiliate of Mr. Osser, and 9,000 shares held by Guarantee and Trust Company for the benefit of U.S. Asian Consulting Group Profit Sharing Plan.
(4) Includes 16,666 shares subject to stock options, exercisable within 60 days of the date hereof at $5.375 per share.
(5)   Includes 10,000 shares subject to stock options exercisable within sixty
      (60) days of the date hereof at $5.375 per share.
(6) Includes 600 shares held by Mr. McGeehan's wife, 20,000 shares subject to stock options exercisable within 60 days of the date hereof at $5.375 per share and 8,332 shares subject to stock options exercisable within 60 days of the date hereof at $5.125 per share.
(7) Includes 15,000 shares subject to stock options, exercisable within 60 days of the date hereof at $5.375 per share.
(8) Includes (i) an aggregate of 70,000 shares issuable upon exercise of stock options within 60 days of the date hereof, 50,000 of which are exercisable at $5.125 per share and 20,000 of which are exercisable at $5.375 per share, (ii) 55,000 shares held in the name of Cowen & Co. as Custodian for the Stephen A. Zelnick Profit Sharing Trust ("Cowen & Co."), (iii) 18,000 shares beneficially owned through Erewhon Holdings Company, a partnership in which Mr. Zelnick is a general partner ("Erewhon"), (iv) 50,000 shares issuable upon exercise of warrants within 60 days of the date hereof held in the name of Cowen & Co., (v) 18,000 shares issuable upon exercise of warrants within 60 days of the date hereof beneficially owned through Erewhon, (vi) 166,666 shares issuable upon exercise of immediately exercisable warrants to purchase units comprised of 83,333 shares and warrants to purchase an additional 83,333 shares registered in the name of Morse, Zelnick, Rose & Lander, LLP, a limited liability partnership ("MZRL") in which Mr. Zelnick is a general partner. MZRL or partners in MZRL share beneficial ownership in the securities listed in (i), (iii),
      (v) and (vi), above.
(9) Includes 150 shares held by Mr. Gregory's wife and 17,000 shares subject to stock options, exercisable within 60 days of the date hereof at $5.125 per share.
(10) Includes 20,000 shares subject to stock options, exercisable within 60 days of the date hereof at $5.125 per share and 32,000 shares subject to stock purchase warrants, exercisable within 60 days of the date hereof at $9.00 per share.
(11) Includes 45,000 shares subject to stock options, exercisable within 60 days of the date hereof at $5.125 per share and 5,297 shares subject to stock purchase warrants, exercisable within 60 days of the date hereof at $4.72 per share.
(12) Includes 10,000 shares subject to stock options, exercisable within 60 days of the date hereof at $6.875 per share.
(13) Includes 211,998 shares subject to stock options and 291,963 shares subject to warrants all of which are exercisable within sixty (60) days of the date hereof.

Item 12. Certain Relationships and Related Transactions

      During 1995 Leonard Osser provided demand loans to the Company amounting to $119,000, bearing interest at 6% per annum. This loan was repaid in November 1995.

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

      In March 1996, the Company organized Princeton PMC to market and sell dental products. Initially, Princeton PMC was a joint venture between the Company and Gregory Volok. In December 1996, it became a wholly owned subsidiary when the Company acquired Mr. Volok's one-third interest in Princeton PMC in exchange for 100 shares of Common Stock and an earnout of up to an additional 159,900 shares based on the Company's future earnings. At such time, Mr. Volok became Executive Vice President, Chief Operating Officer and a Director of Milestone.

      From January 1, 1994 through March 1997, Spintech rented from Ronald Spinello, DDS, on a month-to-month basis, at the rate of $200 per month, laboratory space located in his home.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized and caused the undersigned to sign this Report on the Registrant's behalf.

                               Milestone Scientific Inc.

                               By: /s/ Leonard A. Osser
                                   ----------------------------
                                   Leonard A. Osser,
                                   Chairman and Chief Executive Officer

Dated: April 30, 1998