Form 10QSB
period 1998-03-31
MILESTONE SCIENTIFIC INC/NJ
filed 1998-05-05
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period ended March 31, 1998

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number 0-26284

                            MILESTONE SCIENTIFIC INC.
                            -------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                     13-3545623
    ---------------------------                      -------------------
    State or other jurisdiction                       (I.R.S. Employer
        of organization)                             Identification No.)

              220 South Orange Avenue, Livingston, New Jersey 07039
              -----------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (973) 535-2717
                                 --------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of May 1, 1998 the Registrant had a total of 8,793,588 shares of Common Stock, $.001 par value, outstanding.

                                      INDEX


PART I. FINANCIAL INFORMATION                                            Page

   ITEM 1.  Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets (unaudited)
              at March 31, 1998 and December 31, 1997                      3

            Condensed Consolidated Statements of Operations
              (unaudited) for the three months
              ended March 31, 1998 and 1997                                4

            Condensed Consolidated Statements of Cash Flows
              (unaudited) for the three months ended
              March 31, 1998 and 1997                                      5

            Notes to Condensed Consolidated Financial Statements           6

   ITEM 2. Management's Discussion And Analysis Of
           Financial Condition And Results Of Operations                   7

PART II. OTHER INFORMATION

   ITEM 6. Exhibits and reports on Form 8-K                                8


SIGNATURES                                                                 9

                          Part 1. Financial Information

ITEM 1. Condensed Consolidated Financial Statements

                   Milestone Scientific Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS

     ASSETS
                                                     March 31
                                                       1998         December 31
                                                    (unaudited)        1997
                                                   ------------    ------------
CURRENT ASSETS
Cash and cash equivalents                          $  5,644,940    $  9,775,019
Investments - Treasury Bills                          7,834,091       5,778,369
Accounts receivable                                   3,750,273         318,147
Inventories                                             831,706       1,249,628
Prepaid expenses                                        235,856          97,779
                                                   ------------    ------------
          Total current assets                       18,296,866      17,218,942

PROPERTY AND EQUIPMENT, NET                           2,371,860         762,882
PATENTS                                               1,919,695       1,980,834
OTHER ASSETS                                             33,080          33,406
                                                   ------------    ------------
                                                   $ 22,621,501    $ 19,996,064
                                                   ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Line of credit - bank                            $    150,000    $    175,000
  Accounts payable                                    1,787,919       1,053,955
  Accrued expenses                                      668,738         247,433
                                                   ------------    ------------
          Total current liabilities                   2,606,657       1,476,388
                                                   ------------    ------------
STOCKHOLDERS' EQUITY
  Common stock, par value $.001; authorized,
  25,000,000 shares; issued and outstanding,
  8,793,588 and 8,661,866 shares, respectively            8,794           8,662
  Additional paid-in capital                         29,822,440      28,685,483
  Accumulated deficit                                (9,816,390)    (10,174,469)
                                                   ------------    ------------
          Total stockholders' equity                 20,014,844      18,519,676
                                                   ------------    ------------
          Total liabilities and stockholders'
            equity                                 $ 22,621,501    $ 19,996,064
                                                   ============    ============

See notes to condensed consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the three months ended March 31,
                                   (unaudited)


                                                          1998           1997
                                                     -----------    -----------
Revenues                                             $ 5,260,149    $   760,123
Cost of Sales                                          2,681,891        471,572
                                                     -----------    -----------
Gross Profit                                           2,578,258        288,551

Selling, general and administrative expenses           2,259,491        924,511
Research and development expenses                        130,167         65,654
                                                     -----------    -----------
                                                       2,389,658        990,165

        Income (loss) from operations                    188,600       (701,614)
                                                     -----------    -----------

Other income
  Interest income (net)                                  169,479          3,592
  Minority interest in net loss of subsidiary                 --          1,994
                                                     -----------    -----------
                                                         169,479          5,586
                                                     -----------    -----------

        NET INCOME (LOSS)                            $   358,079    $  (696,028)
                                                     -----------    -----------

Income (loss) per share - basic and diluted          $       .04    $     (0.14)
                                                     ===========    ===========

Weighted average shares outstanding                    8,733,373      4,840,527
                                                     ===========    ===========

See notes to condensed consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the three months ended March 31,
                                   (unaudited)
                                                         1998           1997
                                                     -----------    -----------

Cash flows from operating activities
  Net Income (loss)                                  $   358,079    $  (696,028)
  Adjustments to reconcile net loss to
   net cash used in operating activities
     Amortization and depreciation                       110,260         66,255
     Compensation expense                                 94,805         65,000
     Changes in assets and liabilities
          Other assets                                       326         (2,527)
          Accounts receivable                         (3,432,126)      (163,197)
          Inventories                                    417,922         21,776
          Prepaid expenses                              (138,077)       (75,550)
          Accounts payable                               733,964         14,214
          Accrued expenses                               421,305         29,108
          Notes payable                                  (25,000)            --
                                                     -----------    -----------
   Net cash used in operating activities              (1,458,542)      (740,949)
                                                     -----------    -----------
Cash flows from investing activities
  Capital expenditures                                (1,658,099)       (51,439)
  Acquisition costs of minority
   interest in Spintech                                       --         (5,392)
  Purchase of Treasury Bills                          (2,055,722)            --
                                                     -----------    -----------
Net cash used in investing activities                 (3,713,821)       (56,831)
                                                     -----------    -----------
Cash flows from financing activities
  Net proceeds from issuance of common stock           1,042,284      3,390,738
                                                     -----------    -----------
  Net cash provided by financing activities          $ 1,042,284    $ 3,390,738
                                                     -----------    -----------

  NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                              (4,130,079)     2,592,958
Cash and cash equivalents at beginning of Period       9,775,019        779,359
                                                     -----------    -----------
Cash and cash equivalents at end of Period           $ 5,644,940    $ 3,372,317
                                                     ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest           $     4,841    $     5,812
                                                     -----------    -----------

See notes to condensed consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998

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

      In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of March 31, 1998, and the results of operations, changes in stockholders' equity and cash flows for the three-month period ended March 31, 1998.

      The results reported for the three-month period ended March 31, 1998 are not necessarily indicative of the results of operations which may be expected for a full year.

NOTE 2 - EARNINGS PER SHARE

      The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share and, for companies with complex capital structures or potentially dilutive securities, such as convertible debt, options, and warrants, diluted earnings per share.

      Basic earnings per common share are computed using the weighted average number of common shares outstanding. Diluted earnings per common share are computed using the weighted average common shares outstanding after giving effect to potential common stock from stock options based on the treasury stock method, plus any other potentially dilutive securities outstanding, such as the convertible subordinated notes. If the result of assumed conversions is dilutive, net earnings are adjusted for interest expense on the convertible subordinated notes, while the average share of common stock outstanding are increased.

      For the three months ended March 31, 1998, the assumed exercise of certain dilutive options and warrants did not have a significant impact on the basic earnings per share and accordingly, basic and diluted earnings per share of $.04 are presented in the accompanying financial statements.

      Options and warrants, in aggregate, to purchase 157,000 shares of common stock at prices ranging from $21.25 to $23 per share were issued during the quarter ended March 31, 1998 but were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares.

      During the quarter ended March 31, 1998 warrants to purchase 131,722 shares of common stock were exercised at prices ranging from $4.72 to $9 for which the company realized proceeds of $1,042,277.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

        Three Months Ended March 31, 1998 as compared to the Three Months Ended March 31, 1997.

Statement of Operations

Revenues and Cost of Goods Sold increased to $5,260,149 and $2,681,891 respectively in 1998 from $760,123 and $471,572 in 1997 an increase of $4,500,026 and $2,210,319. These increases are primarily due to the sales of The Wand(TM) (a computer controlled "painless" injection system).

Selling, General and Administrative expenses increased to $2,259,491 in 1998 from $924,511 in 1997 an increase of $1,334,980. The increase is primarily due to costs associated with The Wand(TM), including sales commissions of $357,000, an increase in marketing costs of approximately $390,000 and other increases including salaries and overhead. Legal fees increased by approximately $120,000 as a result of the Spinello dispute and complying with general regulatory requirements. In addition, an expense of $94,805 was incurred as a result of a noncash exercise of warrants.

Research and Development costs increased to $130,167 in 1997 from $65,654 in 1997, an increase of $64,513 reflecting increased costs to develop "The Wand(TM)".

Net Interest income increased to $169,479 from $3,592 in 1997, an increase of $165,887 primarily as a result of investing the net proceeds of two private placements completed during 1997.

Liquidity and Capital Resources

At March 31, 1998, the Company's working Capital was $15,690,209, primarily reflecting the net cash proceeds from the September private placement and from the exercise of warrants. In 1998, the company received proceeds of $1,042,284 from the exercise of warrants.

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

                           PART II. OTHER INFORMATION


ITEM 6. Exhibits and reports on Form 8-K

      (a) Exhibits: None
      (b) Reports on Form 8-K:

            The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

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



                                           MILESTONE SCIENTIFIC INC.
                                           -------------------------
                                                (Registrant)


Date: 5/1/98                        /s/ DANIEL R. MARTIN
                                    --------------------------------------------
                                    DANIEL R. MARTIN
                                    President and Acting Chief Financial Officer