Form 10QSB
period 1998-06-30
MILESTONE SCIENTIFIC INC/NJ
filed 1998-08-19
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the Quarterly Period ended June 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from _________ to ___________

Commission File Number 0-26284

                            MILESTONE SCIENTIFIC INC.
                            -------------------------
             (Exact name of Registrant as specified in its charter)

  Delaware                                                      13-3545623
  ------------------------------------------------------------------------
  State or other jurisdiction                             (I.R.S. Employer
  of organization)                                     Identification No.)

              220 South Orange Avenue, Livingston, New Jersey 07039
              -----------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (973) 535-2717
                                 --------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 17, 1998 the Registrant had a total of 8,817,882 shares of Common Stock, $.001 par value, outstanding.

Forward looking statements

When used in this Quarterly Report on Form 10-Q, the words "may", "will", "should", "expect", "believe", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial condition. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in the Company's reports and registration statements files with the Securities and Exchange Commission (the "Commission"). The Company disclaims any intent or obligation to update such forward-looking statements.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                           Page

   ITEM 1.  Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets at June 30,
            1998 (unaudited) and December 31, 1997                            4

            Condensed Consolidated Statements of Operations
            (unaudited) for the six and three months
            ended June 30, 1998 and 1997                                      5

            Condensed Consolidated Statements of Cash Flows
            (unaudited) for the six months ended
            June 30, 1998 and 1997                                            6

            Notes to Condensed Consolidated Financial Statements              7

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              11

PART II.    OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                                15

   ITEM 4.  Submission of Matters to Vote of Security Holders                17

   ITEM 6.  Exhibits and Reports on Form 8-K                                 18

SIGNATURES                                                                   18

                          Part 1. Financial Information

ITEM 1.  Condensed Consolidated Financial Statements

                   Milestone Scientific Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS

      ASSETS
                                                          June 30        December 31
                                                            1998             1997
                                                        (unaudited)           *
                                                      --------------  -------------
CURRENT ASSETS
  Cash and cash equivalents                            $  3,031,354    $  9,775,019
  Investments - treasury bills                            5,932,200       5,778,369
  Accounts receivable                                     1,499,550         318,147
  Inventories                                             2,564,858       1,249,628
  Prepaid expenses                                          326,981          97,779
                                                       ------------    ------------

               Total current assets                      13,354,943      17,218,942

PROPERTY AND EQUIPMENT, NET                               4,456,006         762,882
PATENTS                                                   1,858,553       1,980,834
OTHER ASSETS                                                 32,474          33,406
                                                       ------------    ------------
                                                       $ 19,701,976    $ 19,996,064
                                                       ============    ============
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit - bank                                $    100,000    $    175,000
  Accounts payable                                        2,946,954       1,053,955
  Accrued expenses                                          459,690         247,433
                                                       ------------    ------------
               Total current liabilities                  3,506,644       1,476,388
                                                       ------------    ------------

STOCKHOLDERS' EQUITY
  Common stock, par value $.001; authorized,
  25,000,000 shares; issued and outstanding,
  8,817,882 and 8,661,866 shares, respectively                8,818           8,662
  Additional paid-in capital                             30,111,734      28,685,483
  Treasury stock                                           (911,516)             --
  Accumulated deficit                                   (13,013,704)    (10,174,469)
                                                       ------------    ------------

            Total stockholders' equity                   16,195,332      18,519,676
                                                       ------------    ------------
            Total  liabilities and stockholders'
              equity                                   $ 19,701,976    $ 19,996,064
                                                       ============    ============

* Derived from audited financial statements at December 31, 1997

See notes to condensed consolidated financial statements

                   Milestone Scientific Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the six and three months ended June 30,
                                   (unaudited)

                                   Six Months Ended             Three Months Ended
                                        June 30                        June 30
                                  1998           1997           1998             1997
                                  ----           ----           ----             ----
Revenues                     $ 7,114,302    $ 1,634,564    $ 1,854,153    $   871,841
Cost of sales                  4,992,626      1,006,401      2,310,735        535,228
                             -----------    -----------    -----------    -----------
Gross profit                   2,121,676        628,163       (456,582)       336,613
                             -----------    -----------    -----------    -----------
Selling, general and
   administrative expenses     4,996,661      2,253,506      2,737,170      1,324,788
Research and
   development expenses          245,541        273,721        115,374        208,668
                             -----------    -----------    -----------    -----------

                               5,242,202      2,527,227      2,852,544      1,533,456
                             -----------    -----------    -----------    -----------

     Loss from operations     (3,120,526)    (1,899,064)    (3,309,126)    (1,196,843)
                             -----------    -----------    -----------    -----------

Other income and expense
  Interest income (net)          281,291         32,565        111,812         28,972
  Other income (net)                  --          2,600             --             --
                             -----------    -----------    -----------    -----------

                                 281,291         35,165        111,812         28,972
                             -----------    -----------    -----------    -----------

     NET LOSS                $(2,839,235)   $(1,863,899)   $(3,197,314)   $(1,167,871)
                             ===========    ===========    ===========    ===========

Loss per share - basic and
   diluted                   $     (0.32)   $     (0.36)   $     (0.36)   $     (0.21)
                             ===========    ===========    ===========    ===========

Weighted average shares
   outstanding                 8,755,501      5,202,074      8,777,385      5,563,630
                             ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the six months ended June 30,
                                   (unaudited)

                                                         1998            1997
                                                         ----            ----
Cash flows from operating activities
  Net loss                                           $(2,839,235)   $(1,863,899)
  Adjustments to reconcile net loss to
  net cash used in operating activities
     Amortization and depreciation                       325,799        142,896
     Compensation expense                                221,452        130,040
     Changes in assets and liabilities
          Other assets                                       932         (1,919)
          Accounts receivable                         (1,181,403)      (235,939)
          Inventories                                 (1,315,230)       (52,202)
          Prepaid expenses                              (229,202)       (48,034)
          Accounts payable                             1,892,999        244,594
          Accrued expenses                               212,257         (9,032)
          Deferred revenue                                    --        (38,517)
                                                     -----------    -----------


   Net cash used in operating activities              (2,911,631)    (1,732,012)
                                                     -----------    -----------

Cash flows from investing activities
   Capital expenditures                               (3,896,642)      (162,332)
   Acquisition costs of minority interest in
     Spintech                                                 --         (5,392)
   Purchase of treasury bills                           (153,831)            --
                                                     -----------    -----------

  Net cash used in investing activities               (4,050,473)      (167,724)
                                                     -----------    -----------

Cash flows from financing activities
  Treasury stock purchase                               (911,516)            --
  Net proceeds from issuance of common stock           1,204,955      3,361,010
  Borrowing (repayments) under line of credit            (75,000)       175,000
                                                     -----------    -----------

  Net cash provided by financing activities          $   218,439    $ 3,536,010
                                                     -----------    -----------

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS                                 $(6,743,665)   $ 1,636,274
Cash and cash equivalents at beginning of period       9,775,019        779,359
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 3,031,354    $ 2,415,633
                                                     ===========    ===========

Supplemental disclosures of cash flow information:
Cash paid during the period for interest             $     8,071    $    12,799
                                                     -----------    -----------

See notes to consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998


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

      These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1997 financial statements.

      In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the three month and six month periods ended June 30, 1998 and June 30, 1997 and cash flows for the six-month periods ended June 30, 1998 and 1997, respectively.

      The results reported for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the results of operations which may be expected for a full year.

NOTE 2 - REALIZATION OF ASSETS

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. However, the Company has sustained substantial losses from operations after the introduction of its Wand product, and has experienced significant returns of this product subsequent to its first fiscal quarter in 1998. In addition, the Company has used, rather than provided, cash in its operations during the six-month period ended June 30, 1998.

      In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the success of the Company's Wand product. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

      Based on management's belief that the Wand, is a major advance in dentistry and may ultimately become the accepted method for delivering local dental anesthesia, the Company is taking steps that are aimed at growing and strengthening the end user base thereby gaining greater acceptance of The Wand and translating to increased revenue through higher disposable handpiece usage. These steps include a) a survey of current Wand users to obtain feedback and provide further support, b) a revision of the standard agreement with dental schools to accelerate Wand acceptance, c) distribution of new Wand technique video and technical bulletins, d) direct to patient advertising with specialized sales effort in test markets and e) maintaining a well trained service staff.

      As of June 30, 1998, the Company had almost $9,000,000 in aggregate cash, cash equivalent and treasury bills. Management believes that through the proper utilization of these existing funds, the continued success of its receivable collection effort and the expense reductions achieved through cost containment programs, it will have sufficient cash to meet its need over the next twelve months.

      The Company will continue to pursue CE Mark (European Agency approval) certification for international marketing purposes, to investigate medical applications for the product and to develop product enhancements and improvements. Also, the raising of additional capital will continually be evaluated by management.

NOTE 3 - LOSS PER SHARE

      The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share and, for companies with complex capital structures or potentially dilutive securities, such as convertible debt, options, and warrants, diluted earnings per share.

      Basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per common share is computed using the weighted average common shares outstanding after giving effect to potential common stock from stock options based on the treasury stock method, plus any other potentially dilutive securities outstanding, unless the effect is anti-dilutive.

      For the three and six months ended June 30, 1998 and 1997, the assumed exercise of certain dilutive options and warrants were anti-dilutive. Accordingly, basic and diluted loss per share are based on the weighted average common shares outstanding.

      Options and warrants, in aggregate, to purchase 252,000 shares of common stock at prices ranging from $15.82 to $23.69 per share were issued during six months ended June 30, 1998 but were not included in the computation of diluted loss per share because effect would have been anti-dilutive.

      During the six months ended June 30, 1998 warrants to purchase 156,016 shares of common stock were exercised at prices ranging from $4.72 to $9 for which the company realized proceeds of $1,204,955.

NOTE 4 - LITIGATION

      Class Action

      Several class action lawsuits have been commenced against the Company, certain present and former executive officers, one outside director and one consultant in the United States District Court for the District of New Jersey. The District Judge before whom the cases are pending has stated that he will enter an order consolidating all of the class actions into one consolidated action. The Complaints contain generally overlapping and similar allegations of violations of the Securities Exchange Act of 1934, including allegations that the Company and certain of the other defendants violated the Act by issuing false and misleading financial statements and disseminating misleading statements about, among other things, the demand for the Company's principal product, its expected sales growth, the acceptance of that product by dental professionals, shipments during certain time periods and misrepresentations as the third-party evaluations of the efficacy of the product through failure to disclose the issuance of stock options to certain consultants.

      Milestone believes that material allegations of the Complaints lack merit and intends to vigorously defend the above actions. Specifically, Milestone believes that its financial statements fairly present its results of operations, that the information which it has publicly disclosed does not contain any material misstatements or misrepresentations and that stock options issued to persons who published research reports were issued for other services for the Company, principally service as spokespersons and demonstrators of the Company's product. Further, the Company continues to believe that The Wand(TM) embodies superior technology, is a major advance in dentistry and may ultimately become the accepted method for delivering local dental anesthesia.

      Spinello

      In May 1998, the Company received a favorable decision on motions filed by plaintiffs and defendant in the actions brought in the United States District Court of the District of New Jersey by Milestone Scientific, Inc. and its subsidiary, Spintech Inc. against Ronald P. Spinello. The United States Magistrate Judge issued a Report recommending that the Court grant Milestone's motions to dismiss the counterclaims brought by defendant Spinello for a shareholder's derivative action and civil conspiracy, finding that defendant Spinello had failed "to state a claim upon which relief may be granted." The Report also recommended that the Court dismiss defendant Spinello's counterclaim for indemnification against Milestone and a portion of the indemnification claim against Spintech. In a second decision, the Magistrate Judge denied defendant Spinello's motion to join Milestone's Chief Executive Officer as an additional party and to file an amended answer asserting revised and additional counterclaims against Milestone and Spintech. The Magistrate Judge determined that defendant Spinello's proposed amended counterclaims "are futile and could not withstand a motion to dismiss under federal rule of civil procedure 12(b)(6)". Defendant Spinello has filed an appeal with the United States District Court from the Magistrate Judge's decision denying this motion to amend and also has filed an objection to the Magistrate Judge's recommendation to dismiss portions of Spinello's counterclaim. The Company and Spintech have filed responses to the appeal and objection. The appeal and objection have been fully briefed and submitted to the District Court, but no decision has been rendered.

      If the District Court upholds the Magistrate Judge's decisions, the only counterclaims remaining are compensatory damages for alleged breaches of an employment contract and a portion of the indemnity claim. As previously reported, Milestone believes it has meritorious defense to those remaining claims. Milestone's claims against defendant Spinello are for recovery of compensatory and punitive damages for extortion and tortious interference with contract and business relationships and for declaratory judgement remain before the Court.

NOTE 5 - TREASURY STOCK

      Pursuant to its stock purchase program covering the purchase of up to 500,000 shares of Common Stock, the Company purchased 100,000 shares of its Common Stock during June 1998 at an aggregate price, including commission and fees of $911,515.

NOTE 6 - STOCK OPTION PLAN

      On June 30, 1998 at the annual meeting of stockholders, approval was given to an amendment to the Company's Stock Option Plan increasing the number of shares of Company's Common Stock which may be issued thereunder from 500,000 to 1,000,000 shares.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Three Months Ended June 30, 1998 as compared to the Three Months Ended
                                 June 30, 1997.

Statement of Operations

Coinciding with the initial launch of the Wand during the first quarter and through the next month and a half of the second quarter, the Company maintained high levels of production and committed capital to increase production capacity. The product's early success was then tempered by a combination of declining sales through the remainder of the second quarter and increasing returns during the period. Fueled by as well as fueling negative publicity and in combination with the filing of class action lawsuits, these conditions have continued through the normally slower summer months and have resulted in higher levels of inventory and production capacity that far exceed current demand. Therefore, the Company, as explained below, has provided reserves against sales sufficient to cover possible product returns and has reduced the carrying value of its inventory so as to reflect their value under the current market conditions and in the wake of the introduction of new improved products.

Net sales for the three months ended June 30, 1998 and June 30, 1997 were $1,854,153 and $871,841, respectively. The $982,312 or 113% increase is attributable to approximately $1,400,000 in net sales for The Wand(TM), (a computer controlled "painless" injection system) and including disposable handpieces, offset by a decrease in net sales from the Company's Wisdom product line of approximately $400,000.

Cost of sales for the three months ended June 30, 1998 and June 30, 1997 were $2,310,735 and $535,228, respectively. The $1,775,507 increase is mainly attributable to the cost of sales for The Wand(TM). It includes inventory reserves and property and equipment adjustments totaling $1,099,000. The inventory reserve of $1,029,000 relates to Wand units and disposable handpieces deemed slow moving because of new improved products. Equipment has been adjusted by $70,000 to cover equipment which will be replaced by either new product molds or by the completion of the semi- automation process which is scheduled for late August 1998.

For the three months ended June 30, 1998, the Company recorded a gross loss of $456,582. The $793,195 decrease when compared to the $336,613 gross profit for the three months ended June 30, 1997, is primarily attributable to the aforementioned inventory reserve partially offset by The Wand(TM) sales.

In conjunction with the launch of The Wand(TM) during the first quarter of 1998, the Company established a $528,000 reserve against sales. This reserve was established to cover expected returns attributable to first quarter sales. In the second quarter, actual returns attributable to second quarter sales were recorded upon receipt. In addition, at June 30, 1998, the Company had a $928,000 reserve established to cover expected returns attributable to second quarter sales.

Selling, general and administrative expenses for the three months ended June 30, 1998 and June 30, 1997 were $2,737,170 and $1,324,788 respectively. The
$1,412,382 increase is primarily attributable to approximately $1,200,000 aggregate increase in selling and marketing expenses associated with The Wand(TM), an increase in legal and professional fees of $83,000, and a $73,000 increase in corporate salaries. This was partially offset by a $300,000 decrease in expenses associated with the Wisdom product line.

Research and development costs for the three months ended June 30, 1998 and June 30, 1997 were $115,374 and $208,668, respectively.

Net interest income for the three months ended June 30, 1998 and June 30, 1997 were $111,812 and $28,972, respectively. The $82,840 increase was mainly attributable to interest income investments from the net proceed of two private placements in 1997 and a reduction in the Company's borrowing under a line of credit.

The net loss of $3,197,314 for the quarter ended June 30, 1998 was primarily the result of increased SG&A expenses and the inventory reserve partially offset by sales of The Wand(TM). The loss represents a $2,029,433 increase when compared to the net loss of $1,167,871 for the second quarter of 1997.

       Six Months Ended June 30, 1998 as compared to the Six Months Ended
                                 June 30, 1997.

Statement of Operations

Net sales for the six months ended June 30, 1998 and June 30, 1997 were $7,114,302 and $1,634,564 respectively. The $5,479,738 or 335% increase is mainly attributable to approximately $6,200,000 in net sales for The Wand(TM), and including disposable handpieces, offset by a decrease in net sales from the company's Wisdom product line of approximately $700,000.

Cost of sales for the six months ended June 30, 1998 and June 30, 1997 were $4,992,626 and $1,006,401, respectively. The $3,986,225 or increase is mainly attributable to the cost of sales for The Wand(TM). It includes inventory reserves and property and equipment adjustments totaling $1,099,000. The inventory reserve of $1,029,000 relates to wand units and disposable handpieces deemed slow moving because of new improved products. Equipment has been adjusted by $70,000 to cover equipment which will be replaced by either new product molds or by the completion of the semi automation process which is scheduled for late August 1998.

Gross profit for the six months ended June 30, 1998 and June 30, 1997 were $2,121,676 and $628,163, respectively. The 1,493,513 or 238% increase is primarily attributable to The Wand(TM) sales, partially offset by the aforementioned inventory reserve.

In conjunction with the launch of The Wand(TM) during the first quarter of 1998, the Company established a $528,000 reserve against sales. This reserve was established to cover expected returns attributable to first quarter sales. In the second quarter, actual returns attributable to second quarter sales were recorded upon receipt. In addition, at June 30, 1998, the Company established a $928,000 reserve to cover expected returns attributable to second quarter sales.

Selling, general and administrative expenses for the six months ended June 30, 1998 and June 30, 1997 were $4,996,661 and $2,253,506 respectively. The
$2,743,155 or 122% increase is primarily attributable to approximately $2,500,000 aggregate increase in selling and marketing expenses associated with The Wand(TM), an increase in legal and professional fees of approximately $180,000, and a $156,000 increase in corporate salaries. This was partially offset by a $500,000 decrease in expenses associated with the Wisdom product line.

Research and development costs for the six months ended June 30, 1998 and June 30, 1997 were $245,541 and $273,721, respectively.

Net interest income for the six months ended June 30, 1998 and June 30, 1997 were $281,291 and $32,565, respectively. The $248,726 increase was mainly attributable to investments income from the net proceed of two private placements in 1997 and a reduction in the Company's borrowings under a line of credit.

The net loss of $2,839,235 for the six months ended June 30, 1998 was primarily the result of increased SG&A expenses and the inventory reserve partially offset by sales of The Wand(TM). The loss represents a $975,336 increase as compared to the net loss of $1,863,899 for the six months ended June 30, 1997.

Liquidity and Capital Resources

At June 30, 1998, the Company's working capital was $9,848,299. It consisted primarily of cash generated from two private placements in 1997 and from exercised warrants.

For the six months ended June 30, 1998, the Company decreased cash and cash equivalents by $6,743,665 as it increased the non cash components of working capital by $849,410, continued its semi-automation and other capital expenditure programs totaling $3,896,642, and repurchased company stock for $911,516.

For the six months ended June 30, 1998 the Company's net cash used in operating activities was $2,911,631. This was primarily attributable to a net loss of $2,839,235 (adjusted for non cash items of $325,799 for amortization and depreciation and $221,452 for compensation expense), a $1,181,403 increase in accounts receivable, $1,315,230 increase in inventory and a $229,202 increase in prepaid expenses. This was primarily offset by increases in accounts payable and accrued expenses of $1,892,999 and $212,257, respectively.

Capital expenditures of $3,896,642 were the primary component of the $4,050,473 of cash used in investing activities for the six months ended June 30, 1998.

Financing activities provided $218,439 for the period. The Company received $1,204,955 as $156,016 warrants were exercised. The Company used $911,516 to repurchase 100,000 shares of its stock. The Company's Wisdom subsidiary reduced its borrowing under its line of credit by $75,000.

As of June 30, 1998, the Company had approximately $9 million in aggregate cash, cash equivalents and treasury bills. Management believes that through the proper utilization of these existing funds, the continued success of its receivable collection effort and the expense reductions achieved through cost containment programs, the Company will have sufficient cash to meet its needs over the next twelve months.

Also, the company is taking steps that are aimed at growing and strengthening the end user base thereby gaining greater acceptance of The Wand and translating to increased revenue through higher disposable handpiece usage. These steps include a) a survey of current Wand users to obtain feedback and provide further support, b) a revision of the standard agreement with dental schools to accelerate Wand acceptance, c) distribution of new Wand technique videos and technical bulletins, d) direct to patient advertising with specialized sales effort in test markets and e) maintaining a well trained service staff.

The Company will continue to pursue CE Mark (European Agency approval) certification for international marketing purposes, to investigate medical application for the product and to develop product enhancements and improvements. Also, the merits in the raising of additional capital as always will continue to be evaluated.

The Company has continued to implement changes in its selling and marketing of The Wand. During the second quarter, the company appointed additional dealers, added part time commission sales people, initiated new product based promotions, increased its presence in dental schools and forwarded technical bulletins to its known end users. Subsequently, as mentioned above, the Company began a campaign to gain a better understanding of its end user base, to obtain feedback regarding The Wand, to better gauge disposable handpiece usage and to offer additional support when necessary.

During July and August of 1998, the Company, through a polling agency, performed and continues to perform a telephone survey of several thousand Wand owners. Milestone received almost 6,000 dentist contacts from its distributor partners, including Sullivan-Schein, Patterson Dental and the American Dental Cooperative
(ADC) Member Companies. To date, the results received from over 4,000 of these dentists has provided invaluable information in the short six months in which The Wand has been deployed in the market. Over 50% of those surveyed considered themselves "happy" users. Twenty two percent felt that The Wand did not meet their expectations but were satisfied enough to continue to utilize the unit and the remainder for the most part had not yet had The Wand long enough to form an opinion about the product. The Company offers assistance, when necessary, to all of these users from the Company's service staff, a Milestone sales representative or from another dentist.

The survey found that usage of The Wand does differ significantly from how dentists would use a traditional syringe. On average, dentists administer a single tooth injection (PDL) or a palatal injection 2% of the time for each with traditional techniques. With The Wand, usage accelerates to 28% for the PDL and 32% for the palatal injection. In the case of those surveyed dentists who use The Wand regularly, The Wand is used for 60% of their daily injections rounding to an average of 6 times per day. Thirty five percent of those surveyed said they have ordered additional disposable handpieces at least once since receiving The Wand.

When asked what type of efforts the company should take to promote and support usage of The Wand, the dentists surveyed had both marketing and clinical suggestions including direct to patient advertising and the acceleration of the adoption of The Wand into dental school curriculums. Additionally, dentists would like an easier way to insert anesthetic cartridges and a shorter aspiration time while giving an injection. The Company is working to bring this time down to less than 10 seconds from its current 14 seconds.

The Company concluded that dentists need further education on The Wand's patented FloSlow technology and its benefits for both the patient and the dentist since it often decreases the time the patient spends in the chair. More education is needed on the proper technique to achieve profound anesthesia and how to test for it. Also, it is important that knowledgeable salespeople spend time one-on-one with the dentist for Wand setup and startup. The Company is in the process of implementing steps which address these areas.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Several class action lawsuits have been commenced against the Company, certain present and former executive officers, one outside director and one consultant in the United States District Court for the District of New Jersey. The District Judge before whom the cases are pending has stated that he will enter an order consolidating all of the class actions into one consolidated action. The Complaints contain generally overlapping and similar allegations of violations of the Securities Exchange Act of 1934, including allegations that the Company and certain of the other defendants violated the Act by issuing false and misleading financial statements and disseminating misleading statements about, among other things, the demand for the Company's principal product, its expected sales growth, the acceptance of that product by dental professionals, shipments during certain time periods and misrepresentations as to the third-party evaluations of the efficacy of the product through failure to disclose the issuance of stock options to certain consultants.

Milestone believes that all material allegations of the Complaints lack merit and intends to vigorously defend the above actions. Specifically, Milestone believes that its financial statements fairly present its results of operations, that the information which it has publicly disclosed does not contain any material misstatements or misrepresentations and that stock options issued to persons who published research reports were issued for other services for the Company, principally service as spokespersons and demonstrators of the Company's product. Further, the Company continues to believe that The Wand TM embodies superior technology, is a major advance in dentistry and may ultimately become the accepted method for delivering local dental anesthesia.

In May 1998, the Company received a favorable decision on motions filed by plaintiffs and defendant in the actions brought in the United States District Court of the District of New Jersey by Milestone Scientific, Inc. and its subsidiary, Spintech Inc. against Ronald P. Spinello. The United States Magistrate Judge issued a Report recommending that the Court grant Milestone's motions to dismiss the counterclaims brought by defendant Spinello for a shareholder's derivative action and civil conspiracy, finding that defendant Spinello had failed "to state a claim upon which relief may be granted." The Report also recommended that the Court dismiss defendant Spinello's counterclaim for indemnification against Milestone and a portion of the indemnification claim against Spintech. In a second decision, the Magistrate Judge denied defendant Spinello's motion to join Milestone's Chief Executive Officer as an additional party and to file an amended answer asserting revised and additional counterclaims against Milestone and Spintech. The Magistrate Judge determined that defendant Spinello's proposed amended counterclaims "are futile and could not withstand a motion to dismiss under federal rule of civil procedure 12(b)(6)". Defendant Spinello has filed an appeal with the United States District Court from the Magistrate Judge's decision denying this motion to amend and also has filed an objection to the Magistrate Judge's recommendation to dismiss portions of Spinello's counterclaim. The Company and Spintech have filed responses to the appeal and objection. The appeal and objection have been fully briefed and submitted to the District Court, but no decision has been rendered.

If the District Court upholds the Magistrate Judge's decisions, the only counterclaims remaining are compensatory damages for alleged breaches of an employment contract and a portion of the indemnity claim. As previously reported, Milestone believes it has meritorious defense to those remaining claims. Milestone's claims against defendant Spinello are for recovery of compensatory and punitive damages for extortion and tortious interference with contract and business relationships and for declaratory judgement remain before the Court.

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its 1998 Annual Meeting of Stockholders on June 30, 1998. At the meeting stockholders voted as follows:

Election of Directors

               Name
                                     For         Withheld
         Gregory, Paul               5,290,463     1,326,469
         Haimovitch, Larry           5,236,280     1,740,552
         Margolis, Louis I.          6,285,413       331,419
         Martin, Daniel R.           6,282,513       334,219
         McGeehan, Michael           5,197,170     1,419,662
         Montoncello, Giovanni       5,104.194     1.512,638
         Osser, Leonard              6,281,631       335,201
         Schiller, Leonard M.        6,144,480       472,351
         Sultanik, David             5,336,813     1,280,019
         Volok, Gregory              5,234,670     1,382,162
         Zelnick, Stephen A.         6,244,013       372,819

Amendment to the Stock Option Plan (increasing the shares issuable thereunder by 500,000 shares):

For 1,773,930   Against 1,752,169   Abstain 50,476   Broker Non Vote 3,034,257

Appointment of Grant Thornton LLP as auditors for 1998

For 6,406,621   Abstain 103,785     Broker Non Vote 100,426

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits:
                  None
            (b) Reports on Form 8-K:
                  A report on Form 8-K was filed on June 29, 1998 covering "Item 5: Other Events"

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned


                              /s/ Leonard Osser
                              ---------------------------
                              Leonard Osser, Chairman and
                              Chief Executive Officer

                              /s/ Thomas M. Stuckey
                              ---------------------------
                              Thomas M. Stuckey, Vice President and
                              Chief Financial Officer
Dated: August 17, 1998