Form 10QSB
period 1998-09-30
MILESTONE SCIENTIFIC INC/NJ
filed 1998-11-06
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 1998

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number 0-26284
                       -------

                            MILESTONE SCIENTIFIC INC.
                            -------------------------
             (Exact name of Registrant as specified in its charter)

    Delaware                                                   13-3545623
    -------------------------------------------------------------------------
    State or other jurisdiction                             (I.R.S. Employer
    of organization)                                       Identification No.)

              220 South Orange Avenue, Livingston, New Jersey 07039
              -----------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (973) 535-2717
                                 --------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 5, 1998 the Registrant had a total of 8,817,882 shares of Common Stock, $.001 par value, outstanding.

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

                                      INDEX

PART I.     FINANCIAL INFORMATION                                           Page

   ITEM 1.  Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets at September 30,
            1998 (unaudited) and December 31, 1997                           4

            Condensed Consolidated Statements of Operations
            (unaudited) for the nine and three months
            ended September 30, 1998 and 1997                                5

            Condensed Consolidated Statements of Cash Flows
            (unaudited) for the nine months ended
            September 30, 1998 and 1997                                      6

            Notes to Condensed Consolidated Financial Statements             7

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             11

PART II.    OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                               15

   ITEM 4.  Submission of Matters to Vote of Security Holders               17

   ITEM 6.  Exhibits and Reports on Form 8-K                                17


SIGNATURES                                                                  18

                          Part 1. Financial Information

ITEM 1.  Condensed Consolidated Financial Statements

                   Milestone Scientific Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   September 30    December 31
                                                      1998            1997
                                                   (unaudited)          *
                                                   ------------    ------------
                   ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $  2,167,877    $  9,775,019
  Investments - treasury bills                        3,786,396       5,778,369
  Accounts receivable                                   530,019         318,147
  Inventories                                         2,793,241       1,249,628
  Prepaid expenses                                      245,204          97,779
                                                   ------------    ------------

      Total current assets                            9,522,737      17,218,942

PROPERTY AND EQUIPMENT, NET                           4,091,024         762,882
PATENTS                                               1,797,414       1,980,834
OTHER ASSETS                                             30,603          33,406
                                                   ------------    ------------
                                                   $ 15,441,778    $ 19,996,064
                                                   ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit - bank                            $    200,000    $    175,000
  Accounts payable                                    1,193,522       1,053,955
  Accrued expenses                                      439,987         247,433
                                                   ------------    ------------
      Total current liabilities                       1,833,509       1,476,388
                                                   ------------    ------------
STOCKHOLDERS' EQUITY
  Common stock, par value $.001; authorized,
  25,000,000 shares; issued and outstanding,
  8,817,882 and 8,661,866 shares, respectively            8,818           8,662
  Additional paid-in capital                         30,111,734      28,685,483
  Treasury stock                                       (911,516)             --
  Accumulated deficit                               (15,600,767)    (10,174,469)
                                                   ------------    ------------

      Total stockholders' equity                     13,608,269      18,519,676
                                                   ------------    ------------

      Total liabilities and stockholders' equity   $ 15,441,778    $ 19,996,064
                                                   ============    ============

* Derived from audited financial statements at December 31, 1997

See notes to condensed consolidated financial statements

                   Milestone Scientific Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the nine and three months ended September 30,
                                   (unaudited)

                                            Nine Months Ended            Three Months Ended
                                              September 30                  September 30
                                          1998           1997           1998           1997
                                       -----------    -----------    -----------    -----------
Revenues                               $ 7,621,046    $ 2,305,460    $   506,744    $   670,896
Cost of sales                            5,615,244      1,461,252        622,618        463,389
                                       -----------    -----------    -----------    -----------
Gross profit (loss)                      2,005,802        844,208       (115,874)       207,507
                                       -----------    -----------    -----------    -----------

Selling, general and
  administrative expenses                7,446,066      3,634,957      2,449,405      1,384,425
Research and development expenses          353,258        418,344        107,717        144,581
                                       -----------    -----------    -----------    -----------

                                         7,799,324      4,053,301      2,557,122      1,529,006
                                       -----------    -----------    -----------    -----------

    Loss from operations                (5,793,522)    (3,209,093)    (2,672,996)    (1,321,499)
                                       -----------    -----------    -----------    -----------

Other income and expense
  Interest income (net)                    367,224         39,503         85,933          6,937
  Other income (net)                            --          5,067             --          2,467
                                       -----------    -----------    -----------    -----------

                                           367,224         44,570         85,933          9,404
                                       -----------    -----------    -----------    -----------

    NET LOSS                           $(5,426,298)   $(3,164,523)   $(2,587,063)    (1,312,095)
                                       ===========    ===========    ===========    ===========

Loss per  share - basic  and diluted   $     (0.62)   $     (0.59)   $     (0.30)   $     (0.23)
                                       ===========    ===========    ===========    ===========

Weighted average shares outstanding      8,742,823      5,406,024      8,717,882      5,797,931
                                       ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the nine months ended September 30,
                                   (unaudited)

                                                           1998            1997
                                                           ----            ----

Cash flows from operating activities
  Net loss                                             $ (5,426,298)   ($ 3,164,523)
  Adjustments to reconcile net loss to
  net cash used in operating activities
    Amortization and depreciation                           519,422         231,877
    Compensation expense                                    221,452         450,660
    Changes in assets and liabilities
      Other assets                                            2,803          (1,313)
      Accounts receivable                                  (211,872)        (71,923)
      Inventories                                        (1,543,613)        (42,592)
      Prepaid expenses                                     (147,425)        (89,152)
      Accounts payable                                      139,567         332,344
      Accrued expenses                                      192,554         (76,910)
      Deferred revenue                                           --         (38,517)
                                                       ------------    ------------

  Net cash used in operating activities                  (6,253,410)     (2,470,049)
                                                       ------------    ------------
Cash flows from investing activities
  Capital expenditures                                   (3,664,144)       (403,054)
  Acquisition costs of minority interest in Spintech             --          (9,532)
  Net proceeds from sale of treasury bills                1,991,973              --
                                                       ------------    ------------
  Net cash used in investing activities                  (1,672,171)       (412,586)
                                                       ------------    ------------

Cash flows from financing activities
  Treasury stock purchase                                  (911,516)             --
  Net proceeds from issuance of common stock              1,204,955      14,741,218
  Borrowing under line of credit                             25,000         100,000
                                                       ------------    ------------

  Net cash provided by financing activities            $    318,439    $ 14,841,218
                                                       ------------    ------------

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS                                   $ (7,607,142)     11,958,583
Cash and cash equivalents at beginning of period          9,775,019         779,359
                                                       ------------    ------------
Cash and cash equivalents at end of period             $  2,167,877    $ 12,737,942
                                                       ============    ============

Supplemental disclosures of cash flow information:
Cash paid during the period for interest               $     10,739    $     16,644
                                                       ------------    ------------

See notes to consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

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

      In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the three month and nine month periods ended September 30, 1998 and September 30, 1997 and cash flows for the nine-month periods ended September 30, 1998 and 1997, respectively.

      The results reported for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results of operations, which may be expected for a full year.

NOTE 2 - REALIZATION OF ASSETS

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. However, the Company has sustained substantial losses from operations after the introduction of its Wand(TM) product, and has experienced significant returns of this product subsequent to its first fiscal quarter in 1998. In addition, the Company has used, rather than provided, cash in its operations during the nine-month period ended September 30, 1998.

      In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the success of the Company's Wand(TM) product. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

      Based on management's belief that The Wand(TM), is a major advance in dentistry and may ultimately become the accepted method for delivering local dental anesthesia, the Company is taking steps that are aimed at growing and strengthening the end user base thereby gaining greater acceptance of The Wand(TM) and translating to increased revenue through higher disposable handpiece usage. These steps include a) obtaining feedback and providing further support to current Wand users, b) increasing the number of dental schools which include The Wand(TM) in their curriculum, c) distributing new The Wand(TM) technique video and technical bulletins, d) conducting direct to patient advertising with specialized sales effort in test markets and e) maintaining a well trained service staff.

      As of September 30, 1998, the Company had approximately $6,000,000 in aggregate cash, cash equivalents and treasury bills. Management believes that through the proper utilization of these existing funds and the expense reductions achieved through cost containment programs, it will have sufficient cash to meet its needs over the next twelve months.

      The Company intends to submit a new application for a technologically similar device to The Wand(TM), specifically designed to address the need to deliver widely varying volumes of anesthetic and other medicaments for various medical disciplines. Milestone has already developed a working prototype device for delivery of multi-volume anesthetic and other medicaments. Also, the Company will continue to pursue CE Mark (European Agency approval) certification for international marketing purposes and to develop product enhancements and improvements. The raising of additional capital will continually be evaluated by management.

NOTE 3 - LOSS PER SHARE

      The Company applies Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share and, for companies with complex capital structures or potentially dilutive securities, such as convertible debt, options, and warrants, diluted earnings per share.

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

      For the three and nine months ended September 30, 1998 and 1997, the assumed exercise of certain dilutive options and warrants were anti-dilutive. Accordingly, basic and diluted loss per share is based on the weighted average common shares outstanding.

      Options and warrants, in aggregate, to purchase 257,000 shares of common stock at prices ranging from $1.56 to $23.69 per share were issued during nine months ended September 30, 1998 but were not included in the computation of diluted loss per share because effect would have been anti-dilutive.

      During the nine months ended September 30, 1998 warrants to purchase 156,016 shares of common stock were exercised at prices ranging from $4.72 to $9 for which the company realized proceeds of $1,204,955.

NOTE 4 - LITIGATION

      Class Actions

      Several class action lawsuits have been commenced against the Company, certain present and former executive officers, one outside director and consultants in the United States District Court for the District of New Jersey. The District Judge before whom the cases are pending has entered an order consolidating all of the class actions into one consolidated action. The Complaints contain generally overlapping and similar allegations of violations of the Securities Exchange Act of 1934, including allegations that the Company and certain of the other defendants violated the Act by issuing false and misleading financial statements and disseminating misleading statements about, among other things, the demand for the Company's principal product, its expected sales growth, the acceptance of that product by dental professionals, shipments during certain time periods and misrepresentations as the third-party evaluations of the efficacy of the product through failure to disclose the issuance of stock options to certain consultants. On October 22, 1998, the District Judge entered an order appointing lead plaintiff to represent the interests of all class members.

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

      Spinello Lawsuits

      In May 1998, the Company received a favorable decision on motions filed by plaintiffs and defendant in the action brought in the United States District Court of the District of New Jersey by Milestone Scientific, Inc. and its subsidiary, Spintech Inc. against Ronald P. Spinello, Spintech's former Chairman and Director of Research. The United States Magistrate Judge issued a Report recommending that the Court grant Milestone's motions to dismiss the counterclaims brought by defendant Spinello for a shareholder's derivative action and civil conspiracy, finding that defendant Spinello had failed "to state a claim upon which relief may be granted." The Report also recommended that the Court dismiss defendant Spinello's counterclaim for indemnification against Milestone and a portion of the indemnification claim against Spintech. In a second decision, the Magistrate Judge denied defendant Spinello's motion to join Milestone's Chief Executive Officer as an additional party and to file an amended answer asserting revised and additional counterclaims against Milestone and Spintech. The Magistrate Judge determined that defendant Spinello's proposed amended counterclaims "are futile and could not withstand a motion to dismiss under federal rule of civil procedure 12(b)(6)". Defendant Spinello timely filed an appeal from the May 5, 1998 Order and objections to the Report. On August 24, 1998, a United States District Judge for the District of New Jersey issued a memorandum opinion and signed an Order denying Dr. Spinello's appeal of the May 5, 1998 Order and affirming the May 5, 1998 Order in its entirety. The Judge further denied in its entirety Dr. Spinello's objections to the Report and granted the Company's motion to dismiss counts one, two, three and four of Dr. Spinello's initial Counterclaim.

      As a result of the affirmance of the May 1998 Order and the adoption of the Report granting the Company's motion to dismiss, the only claims remaining in the litigation with Dr. Spinello are Milestone's claims against Dr. Spinello and Dr. Spinello's counterclaim for unpaid salary for the period subsequent to his alleged wrongful termination, and a portion of his indemnification claim against Spintech.

      In October 1998, the Company received a settlement demand from Counsel for Dr. Spinello and Glenn Spinello which stated that, notwithstanding the United States District Judge's decision, substantial claims remain to be litigated and that there are substantial risks to Milestone from this litigation. The settlement demand letter does not describe the nature of any claims that Dr. Spinello could assert against the Company, but it does allude to potential litigation in other forums and the possibility of future litigation brought by minority stockholders of the Company. If Dr. Spinello does seek to assert additional claims, or if minority stockholders should assert claims, against the Company, the Company intends to vigorously defend such claims and believes that it has meritorious defenses thereto.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

      Coinciding with the initial launch of The Wand(TM), (a computer controlled "painless" injection system) during the first quarter and through the next month and a half of the second quarter, the Company maintained high levels of production and committed capital to increase production capacity. The product's early success was then tempered by significant returns and declining sales through the remainder of the second quarter and the third quarter. In combination with the filing of class action lawsuits, these conditions have resulted in higher levels of inventory and production capacity that exceed current demand. Therefore, the Company, as explained below, has provided reserves against sales sufficient to cover possible product returns and has reduced the carrying value of its inventory to reflect their value under the current market conditions.

      Three Months Ended September 30, 1998 as compared to the Three Months Ended September 30, 1997.

Statement of Operations

      Net sales for the three months ended September 30, 1998 and September 30, 1997 were $506,744 and $670,896, respectively. The $164,152 or 24%
      decrease is attributable to a $214,000 decline in net sales from the Company's Wisdom product line offset by $50,000 in net sales for The Wand(TM), (a computer controlled "painless" injection system) including disposable handpieces.

      Cost of sales for the three months ended September 30, 1998 and September 30, 1997 were $622,618 and $463,389 respectively. The $159,229 or 34%
      increase is mainly attributable to the cost of sales for The Wand(TM), offset by a $155,000 decrease in the cost of sales from the Company's Wisdom product line. The increase includes inventory reserves adjustments totaling $363,000. The adjustments relate to The Wand(TM) units and disposable handpieces deemed slow moving.

      For the three months ended September 30, 1998, the Company recorded a gross loss of $115,874. The $323,381 decrease when compared to the $207,507 gross profit for the three months ended September 30, 1997, is primarily attributable to the aforementioned inventory reserve.

      In conjunction with the launch of The Wand(TM) during the first quarter of 1998, the Company established a $528,000 reserve against sales. This reserve was established to cover expected returns attributable to first quarter sales. For the second and third quarter, actual returns attributable to those quarters were recorded upon receipt. Additional reserves were established to cover expected returns attributable to prior quarter sales. On September 30, 1998, the reserve was $70,000.

      Selling, general and administrative expenses for the three months ended September 30, 1998 and September 30, 1997 were $2,449,405 and $1,384,425 respectively. The $1,064,980
      increase is primarily attributable to approximately $1,377,000 aggregate increase in selling and marketing expenses associated with The Wand(TM), an increase in legal and professional fees of $225,000. This was partially offset by a $192,000 decrease in expenses associated with the Wisdom product line and a decrease of $321,000 in compensation expense related to option grants issued during the third quarter of 1997.

      Research and development costs for the three months ended September 30, 1998 and September 30, 1997 were $107,117 and $144,581, respectively.

      Net interest income for the three months ended September 30, 1998 and September 30, 1997 were $85,933 and $6,937, respectively. The $78,996 increase was mainly attributable to investment income from the net proceeds of two private placements in 1997.

      The net loss of $2,587,063 for the quarter ended September 30, 1998 was primarily the result of increased SG&A expenses and the inventory reserve. The loss represents a $1,274,968 increase when compared to the net loss of $1,312,095 for the third quarter of 1997.

      Nine Months Ended September 30, 1998 as compared to the Nine Months Ended September 30, 1997.

Statement of Operations

      Net sales for the nine months ended September 30, 1998 and September 30, 1997 were $7,621,046 and $2,305,460 respectively. The $5,315,586 or 231%
      increase is mainly attributable to approximately $6,225,000 in net sales for The Wand(TM), including disposable handpieces, offset by a decrease in net sales from the company's Wisdom product line of approximately $909,000.

      Cost of sales for the nine months ended September 30, 1998 and September 30, 1997 were $5,615,244 and $1,461,252, respectively. The $4,153,922 increase is mainly attributable to the cost of sales for The Wand(TM), offset by a $535,000 decrease in the cost of sales from the Company's Wisdom product line. It includes an inventory reserve of $1,392,000 which relates to The Wand(TM) units and disposable handpieces deemed slow moving because of new improved products.

      Gross profit for the nine months ended September 30, 1998 and September 30, 1997 were $2,005,802 and $844,208, respectively. The 1,161,594 or 138%
      increase is primarily attributable to The Wand(TM) sales, partially offset by the aforementioned inventory reserve and a decrease in Wisdom sales.

      In conjunction with the launch of The Wand(TM) during the first quarter of 1998, the Company established a $528,000 reserve against sales. This reserve was established to cover expected returns attributable to first quarter sales. For the second and third quarter, actual returns attributable to those quarters were recorded upon receipt. Additional reserves were established to cover expected returns attributable to prior quarter sales. On September 30, 1998, the reserve was $70,000.

      Selling, general and administrative expenses for the nine months ended September 30, 1998 and September 30, 1997 were $7,446,066 and $3,634,957 respectively. The $3,811,109 or 105% increase is primarily attributable to approximately $3,938,000 aggregate increase in selling and marketing expenses associated with The Wand(TM), an increase in legal and professional fees of approximately $405,000, and a $174,000 increase in corporate salaries. This was partially offset by a $775,000 decrease in expenses associated with the Wisdom product line and a decrease of $229,208 in compensation expense related to option grants.

      Research and development costs for the nine months ended September 30, 1998 and September 30, 1997 were $353,258 and $418,344, respectively.

      Net interest income for the nine months ended September 30, 1998 and September 30, 1997 were $367,224 and $39,503, respectively. The $327,721 increase was mainly attributable to investment income from the net proceeds of two private placements in 1997 and aggregate lower borrowings under the Company's line of credit.

      The net loss of $5,426,298 for the nine months ended September 30, 1998 was primarily the result of increased SG&A expenses and the inventory reserve partially offset by sales of The Wand(TM). The loss represents a $2,261,775 increase as compared to the net loss of $3,164,523 for the nine months ended September 30, 1997.

Liquidity and Capital Resources

      At September 30, 1998, the Company's working capital was $7,689,228. It consisted primarily of cash generated from two private placements in 1997 and from exercised warrants.

      For the nine months ended September 30, 1998, the Company decreased cash and cash equivalents by $7,607,142 using $6,253,410 in operating activities and $3,664,144 in capital expenditures.

      For the nine months ended September 30, 1998 the Company's net cash used in operating activities was $6,253,410. This was primarily attributable to a net loss of $5,426,298 (adjusted for non cash items of $519,422 for amortization and depreciation and $221,452 for compensation expense), a $211,872 increase in accounts receivable, a $1,543,613 increase in inventory and a $147,425 increase in prepaid expenses. This was primarily offset by increases in accounts payable and accrued expenses of $139,567 and $192,554, respectively.

      The $1,672,171 used in investing activities for the nine months ended September 30, 1998 was attributable to $3,664,144 in capital expenditures, offset by the maturing of $1,991,973 in treasury bills. Also, the company negotiated and received over $230,000 in aggregate cash and credit from prior equipment purchases.

      Financing activities provided $318,439 for the period. The Company received $1,204,955 as 156,016 warrants were exercised. The Company used $911,516 to repurchase 100,000 shares of its stock. The Company's Wisdom subsidiary increased its borrowing under its line of credit by $25,000.

      As of September 30, 1998, the Company had approximately $6 million in aggregate cash, cash equivalents and treasury bills. Management believes that through the proper utilization of these existing funds and the expense reductions achieved through cost containment programs, the Company will have sufficient cash to meet its needs for the next twelve months.

      Also, the Company is taking steps that are aimed at growing and strengthening the end user base thereby gaining greater acceptance of The Wand(TM) and translating to increased revenue through higher disposable handpiece usage. These steps include a) obtaining feedback and providing further support to current Wand users, b) increasing the number of dental schools which include The Wand(TM) in their curriculum, c) distributing a new Wand(TM) technique video and technical bulletins, d) conducting direct to patient advertising with specialized sales effort in test markets and
      e) maintaining a well trained service staff.

      The Company intends to submit a new application for a technologically similar device to The Wand(TM), specifically designed to address the need to deliver widely varying volumes of anesthetic and other medicaments for various medical disciplines. Milestone has already developed a working prototype device for delivery of multi-volume anesthetic and other medicaments. Also, the Company will continue to pursue CE Mark (European Agency approval) certification for international marketing purposes and to develop product enhancements and improvements. The raising of additional capital will continually be evaluated by management.

      The implementation of changes in the Company's selling and marketing of The Wand(TM) has continued. During the third quarter, the company added additional dealers, added part time commission sales people, initiated new product based promotions, increased its presence in dental schools and forwarded technical bulletins to its known end users. Also, the Company began a campaign to gain a better understanding of its end user base, to obtain feedback regarding The Wand(TM), to better gauge disposable handpiece usage and to offer additional support when necessary.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Several class action lawsuits have been commenced against the Company, certain present and former executive officers, one outside director and consultants in the United States District Court for the District of New Jersey. The District Judge before whom the cases are pending has entered an order consolidating all of the class actions into one consolidated action. The Complaints contain generally overlapping and similar allegations of violations of the Securities Exchange Act of 1934, including allegations that the Company and certain of the other defendants violated the Act by issuing false and misleading financial statements and disseminating misleading statements about, among other things, the demand for the Company's principal product, its expected sales growth, the acceptance of that product by dental professionals, shipments during certain time periods and misrepresentations as the third-party evaluations of the efficacy of the product through failure to disclose the issuance of stock options to certain consultants. On October 22, 1998, the District Judge entered an order appointing lead plaintiff to represent interests of all class members.

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

      In May 1998, the Company received a favorable decision on motions filed by plaintiffs and defendant in the actions brought in the United States District Court of the District of New Jersey by Milestone Scientific, Inc. and its subsidiary, Spintech Inc. against Ronald P. Spinello, Spintech's former Chairman and Director of Research. The United States Magistrate Judge issued a Report recommending that the Court grant Milestone's motions to dismiss the counterclaims brought by defendant Spinello for a shareholder's derivative action and civil conspiracy, finding that defendant Spinello had failed "to state a claim upon which relief may be granted." The Report also recommended that the Court dismiss defendant Spinello's counterclaim for indemnification against Milestone and a portion of the indemnification claim against Spintech. In a second decision, the Magistrate Judge denied defendant Spinello's motion to join Milestone's Chief Executive Officer as an additional party and to file an amended answer asserting revised and additional counterclaims against Milestone and Spintech. The Magistrate Judge determined that defendant Spinello's proposed amended counterclaims "are futile and could not withstand a motion to dismiss under federal rule of civil procedure 12(b)(6)". Defendant Spinello timely filed an appeal from the May 5, 1998 Order and objections to the Report. On August 24, 1998, a United States District Judge for the District of New Jersey issued a memorandum opinion and signed an Order denying Dr.

      Spinello's appeal of the May 5, 1998 Order and affirming the May 5, 1998 Order in its entirety. The Judge further denied in its entirety Dr. Spinello's objections to the Report and granted the Company's motion to dismiss counts one, two, three and four of Dr. Spinello's initial Counterclaim.

      As a result of the affirmance of the May 1998 Order and the adoption of the Report granting the Company's motion to dismiss, the only claims remaining in the litigation with Dr. Spinello are Milestone's claims against Dr. Spinello and Dr. Spinello's counterclaim for unpaid salary for the period subsequent to his alleged wrongful termination, and a portion of his indemnification claim against Spintech.

      In October 1998, the Company received a settlement demand from Counsel for Dr. Spinello and Glenn Spinello which stated that, notwithstanding the United States District Judge's decision, substantial claims remain to be litigated and that there are substantial risks to Milestone from this litigation. The settlement demand letter does not describe the nature of any claims that Dr. Spinello could assert against the Company, but it does allude to potential litigation in other forums and the possibility of future litigation brought by minority stockholders of the Company. If Dr. Spinello does seek to assert additional claims, or if minority stockholders should assert claims, against the Company, the Company intends to vigorously defend such claims and believes that it has meritorious defenses thereto.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      NONE

ITEM 5. OTHER

      During the quarter ended September 30, 1998, the Company received and accepted the resignations of Gregory Volok as Executive Vice-President and Chief Operating Officer-Dental Division and Michael McGeehan as Executive Vice-President. Pursuant to its program to reduce corporate overhead, the Company has no immediate plans to fill these vacancies. Msssrs. Volok and Montoncello also resigned as directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      NONE

(b)   Reports on Form 8-K:

      NONE

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned

                                       /s/ Leonard Osser
                                       -----------------------------------------
                                       Leonard Osser, Chairman and
                                       Chief Executive Officer


                                       /s/ Thomas M. Stuckey
                                       -----------------------------------------
                                       Thomas M. Stuckey, Vice President and
                                       Chief Financial Officer

Dated: November 5, 1998