Form 10KSB40
period 1998-12-31
MILESTONE SCIENTIFIC INC/NJ
filed 1999-03-31
CIK 855683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|x| Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

                   For the Fiscal Year ended December 31, 1998

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

                  Registrant's telephone number (973) 535-2717

Securities registered under Section 12(b) of the Exchange Act:

        Title of Each Class                               Name of Each Exchange
        -------------------                                on Which Registered
                                                           -------------------
Common Stock, par value $.001 per share                  American Stock Exchange
-------------------------------------------

Securities Registered under Section 12(g) of the Exchange Act:

                                      None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      For the year ended December 31, 1998, the revenues of the registrant were $8,681,614.

      The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing price on the Nasdaq Market on March 26, 1999 of $2 1/8 was approximately $18,525,499.

      As of March 26, 1999, the registrant has a total of 8,717,882 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                           MILESTONE SCIENTIFIC, INC.

                            Form 10-KSB Annual Report
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
   Item 1.   Description of Business.......................................    4
   Item 2.   Description of Properties.....................................   15
   Item 3.   Legal Proceedings.............................................   15
   Item 4.   Submission of Matters to a Vote of Security Holders...........   17

PART II
   Item 5.   Market for Common Equity and Related Stockholder Matters......   18
   Item 6.   Management's Discussion and Analysis or Plan of Operations....   19
   Item 7.   Financial Statements..........................................   22
   Item 8.   Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure......................................   22

PART III
   Item 9.   Directors and Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange Act....   22
   Item 10.  Executive Compensation........................................   22
   Item 11.  Security Ownership of Certain Beneficial Owners and Management   22
   Item 12.  Certain Relationships and Related Transactions................   22
   Item 13.  Exhibits, List and Reports on Form 8-K........................   23

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

                                     PART I

Item 1. Description of Business

      All references in this report to the Company refer to Milestone Scientific Inc. (formerly U.S. Opportunity Search, Inc.), its wholly owned subsidiaries, Princeton PMC, Inc. ("Princeton PMC") and Sagacity I, Inc., doing business in the United States as the Wisdom Toothbrush Co. ("Wisdom") and Milestone Scientific, and its 73.3% owned subsidiary, Spintech, Inc. ("Spintech"), unless the context otherwise indicates.

General

      The Company develops, manufactures, markets and sells equipment and related disposable or consumable items and other products for use primarily by the dental practitioner. Company products focus on practitioner efficiency, patient comfort, and infection control. The Company's principal product is the "The Wand(TM)", a computer controlled "painless" injection system enabling the practitioner to more quickly and effectively anesthetize patients in certain dental applications, which the Company introduced at the Fall 1997 American Dental Association Trade Show. The Company began selling equipment units of "The Wand(TM)" and an initial supply of 100 disposables in January 1998. "The Wand" is sold to major distributors of dental products, including Sullivan/Schein, Patterson Dental, and the American Dental Cooperative Member Companies, as well as directly to dentists through the Company's toll free number.

      The Company also markets and sells (i) "SplatrFree(TM)" disposable prophy angles and related consumable products for use in dental prophylaxis procedures and (ii) clinically oriented dental products. The Company markets its other clinical products directly to users through a dealer network of domestic and foreign independent sales agencies and persons and manufacturer representatives. In October 1998, the company entered into an agreement with Smart Practice (a dental products distributor) to exclusively distribute its Wisdom product line to non retail customers. In March 1999, the Company reached a verbal agreement with its supplier of toothbrushes, flosses and other prophylaxis products allowing Smart Practice to deal directly with the supplier. To date, the Company has maintained its position as distributor to its retail customer base.

      The Company was organized in August 1989 under the laws of Delaware. On November 3, 1995, the Company acquired 65% of the outstanding shares of common stock of Spintech for an aggregate purchase price of $2,700,000. During 1997 and 1998, the Company increased its interest in Spintech to 73.3% by exchanging shares of Milestone Common Stock for Spintech shares and by exercising the first two of a series of five annual options each to acquire an additional 3% of Spintech's shares for a nominal amount granted in the original acquisition transaction. Spintech developed and owns the technology underlying various products for healthcare providers, including "The Wand(TM)" and has registered various patents and trademarks related to these products.

      The Company maintains its executive offices at 220 South Orange Avenue, Livingston Corporate Park, Livingston, New Jersey 07039, and its telephone number is (973) 535-2717.

Products

      "The Wand(TM)" Computer Controlled Anesthetic Injection System is a computer controlled local anesthetic delivery system developed by the Company. The Company believes "The Wand(TM)" overcomes the typical problems of conventional anesthetic injections. "The Wand's(TM)" slim pencil-like shape is more functional to the user and less ominous in appearance to the patient. The pencil grip provides a greater level of stability for the user by preventing antagonistic movements between the patient and the practitioner during needle placement, a positioning control not possible with syringes currently in use. A computer driven infusion machine operated by the standard air controlled foot pedal provides the precision flow necessary for painless local anesthesia. "The Wand(TM)" provides a highly controlled rate of emission of anesthetic solution in advance of the needle point. The anesthetic and the controlled rate of fluid emission deadens the path of the needle immediately ahead of the needle's entry. The controlled rate substantially eliminates the so-called "bee sting" effect, which is pain associated with the sudden build-up of pressure by the too rapid flow rate of expelled fluids. Because "The Wand(TM)" uses a disposable syringe and needle, the Company believes it will offer protection against patient cross-contamination.

      In many procedures, "The Wand(TM)" more quickly anesthetizes by eliminating the need for preliminary pain blocking injections and the waiting time required to see if this injection has taken effect before further anesthetic injections. The Company believes that "The Wand(TM)" will enable a dentist to provide painless injections, increase productivity, be more sanitary and will provide important competitive advantages for dentists trying to build and maintain their practices. While designed for use in dentistry, "The Wand(TM)" may also have uses in proctology, podiatry, urology and possibly dermatology and plastic surgery. To date, the Company has focused its marketing of "The Wand(TM)" exclusively on the dental market.

      Although many dentists often give painless injections, it is extremely difficult for them to do so consistently using conventional techniques. Dentists do not have a strong purchase point against which they may guide their hand when inserting a needle or while making the injection. The resulting uncontrolled movement of the needle frequently can be painful to the patient. Although the dentist is taught to inject slowly, present devices do not allow full control of the rate of flow. Thus, the needle often enters tissue which has not yet been anesthetized. "The Wand(TM)"can precisely control the flow rate and modulate fluid pressure by the use of a microprocessor and electronically controlled motor.

      The Company began shipping system kits consisting of "The Wand(TM)" driver unit, 100 disposable handpieces, an instructional video tape and other instructional material in January 1998. Prior thereto pre-production prototype of "The Wand(TM)" has been clinically tested in over 1,000 patients. Ninety-six percent of those tested reported a "painless" or significantly less painful procedure than standard procedures. Three separate additional clinical studies were conducted on various aspects of "The Wand(TM)" operation and were published in major dental publications. In addition, during 1998 two generally favorable evaluations were reported by independent testing groups.

      In January 1999, the Company received authorization to apply the CE mark to "The Wand(TM)." This is a requirement for all dental and medical devices distributed throughout the European Union. Furthermore, in February 1999, the Company entered into an agreement for the international distribution of "The Wand(TM)".

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

Manufacturing and Sources of Supply

      "The Wand(TM)" equipment units are manufactured for the Company by Tricor Systems, Inc. ("Tricor") pursuant to specific purchase orders. In order to fund certain expenses of Tricor, the Company has continued to advance funds to Tricor. These advances are reduced as Tricor makes shipments to the Company. Net advances to Tricor as of December 31, 1997 and 1998 were $760,912 and 1,796,400, respectively. The Company has received a security interest in certain Tricor assets.

      The disposable handpiece for "The Wand(TM)" is manufactured for the Company by Nypro Inc. ("Nypro") pursuant to scheduled production requirements. Nypro utilizes molds, semi automated assembly equipment and packaging equipment purchased by the Company. A. $1,712,982 writedown of new, yet unused, semi automation equipment and molds was made by the Company. The semi automation equiment and molds were purchased for approximately $2,200,000 in anticipation of the ramp up of disposable handpiece sales.

      All "SplatrFree(TM)" prophy angles have been produced for the Company by Team Technologies, Inc. ("TTI") pursuant to an agreement entered into in July 1995. Prototype prophy angles were produced in a single cavity mold purchased by the Company for $7,000. Commercial quantities of prophy angles are produced utilizing a 16-cavity production mold capable of producing more than 30,000 prophy angles per day, purchased by the Company at a cost of $72,000. Commercial delivery of prophy angles began in the first quarter of 1997 after small modifications to TTI production molds.

      In April 1996, Wisdom entered into an Exclusive Distributorship Agreement (the "Distributorship Agreement") with Wisdom Toothbrushes Limited ("WTL") appointing Wisdom as the exclusive distributor of the Wisdom line of dentist distributed toothbrushes, flosses and other prophylaxis products in the United States of America, various United States territories, Canada and certain other smaller markets. In March 1999, this agreement was verbally amended, thereby allowing Smart Practice to purchase products from the manufacturer and distribute those products to nonretailed customers. The Distributorship Agreement will be effectively terminated in April 1999.

Marketing

      "The Wand(TM)" is marketed to the dental practitioner through a wide group of dental distributors such as Sullivan/Schein, Patterson, The ADC Dental Cooperative, and select other regional and local dealers. In addition, the Company has established 13 regional sales territories in the US and three in Canada. These territories are staffed by six full time sales people and three independent sales representatives who work with the distributors to train, motivate, and direct dealer sales activity. In addition, these representatives conduct study clubs for dentists, contact and call on dental hygiene schools, attend local, state and national dental conventions and call on dentists for training and education purposes. Part time commission sales people are used to complement these efforts. The company has also conducted an advertising campaign to the dentist to educate and get leads for sales follow up. Sales literature and training materials were produced to support the selling and educational activities of company and dealer representatives.

      The Company markets its other clinical products directly to users through a dealer network of domestic and foreign independent sales agencies and persons and manufacturer representatives. The Company currently uses Wisdom to help market the "SplatrFree(TM)" prophy angle, and in the future it may use the Wisdom distribution system for marketing its other proprietary products. The Company currently markets its products primarily in the United States.

Dental and Hygiene School Program

      The Company has a commitment to the dental profession to support the education and training of future dentists and dental professionals. Accordingly, the Company offers special educational assistance program to qualified dental and hygiene schools throughout the United States and Canada. These programs include providing demo units, a year supply of handpieces per unit, and free instruction and guidance to participating educators.

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

      "The Wand(TM)" competes with non-automated disposable and reusable syringes and other local anesthetic delivery systems generally selling at significantly lower prices and utilizing established and well understood methodologies. "The Wand(TM)" competes on the basis of its performance characteristics and offers significant benefits to the dentist and the patient. It reduces fear, pain and anxiety for the patient and greatly reduces dentist stress levels. It can be used for all local anesthesia techniques as well as new and modified techniques. These new techniques allow faster procedures, shortening of chair time while minimizing numbing of the lips and facial muscles of expression. It enhances productivity, reduces stress and virtually eliminates pain and anxiety.

      "SplatrFree(TM)" prophy angles competes with prophy angles produced and distributed by a number of major manufacturers and distributors and other producers or distributors of dental products, many of whom have significant competitive advantages because of their size, strength in the marketplace, financial and other resources and broad product lines. The Company competes on the basis of the superior, non-splattering performance of its prophy angle and product quality.

Patents and Intellectual Property

      The Company's patents are believed to be material to its business and potential growth. The Company holds the following eight United States patents:

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

Other

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

      The Company has also filed two additional United States utility patent applications on improvements in "The Wand(TM)" and its accessories, as well as design patent applications on various component parts of "The Wand(TM)". Those applications are presently awaiting examination at the United States Patent and Trademark Office.

      The Company has adopted the trademarks "SplatrFree(TM)" and "The Wand(TM)." "SplatrFree(TM)" is registered on the Supplemental Register as United States Trademark Registration No. 2,226,868, issued February 23, 1999. The application for "The Wand(TM)"received a Notice of Allowance from the Trademark Office, and once proof of use of "The Wand(TM)"is submitted, this application should issue to registration on the Principal Register.

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

      The manufacture and sale of medical devices and other medical products, such as the "SplatrFree(TM)" prophy angle and "The Wand(TM)", are subject to extensive regulation by the FDA pursuant to the FDC Act, and by other federal, state and foreign authorities. Under the FDC Act, medical devices must receive FDA clearance before they can be commercially marketed in the United States. Some medical products must undergo rigorous pre-clinical and clinical testing and an extensive FDA approval process before they can be marketed. These processes can take a number of years and require the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain, and FDA clearance may never be obtained. Delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each product submitted. Similar delays may also be encountered in other countries. Following the enactment of the Medical Device Amendments to the FDC Act in May 1976, the FDA classified medical devices in commercial distribution into one of three classes. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of the medical device. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls, such as adequate labeling, premarket notification, and adherence to the FDA's GMP regulations. Some Class I devices are further exempted from some of the general controls. Class II devices are those devices whose safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries, and FDA guidelines. Class III devices are devices which must receive premarket approval by the FDA to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices.

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

      Though the "SplatrFree(TM)" prophy angle and "The Wand(TM)" have received FDA clearance based on its 510(k) Premarket Notification, there can be no assurance that any of the Company's other products under development will obtain the required regulatory clearance on a timely basis, or at all. If regulatory clearance of a product is granted, such clearance may entail limitations on the indicated uses for which the product may be marketed. In addition, modifications may be made to the Company's products to incorporate and enhance their functionality and performance based upon new data and design review. There can be no assurance that the FDA will not request additional information relating to product improvements, that any such improvements would not require further regulatory review thereby delaying the testing, approval and commercialization of the Company's development products or that ultimately any such improvements will receive FDA clearance.

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

      In addition to the foregoing, numerous other federal and state agencies, such as environmental, fire hazard control, working condition and other similar regulators, have jurisdiction to take actions that could have a materially adverse effect upon the Company's ability to do business. In addition, expansion of the Company's operations into foreign markets will require the Company to obtain additional approvals, permits or licenses and comply with additional regulatory schemes to those of the United States. Amendments to existing statutes and regulations, adoption of new statutes and regulations and expansion of the Company's business could require the Company to alter methods of operations at costs that could be substantial, which could have an adverse effect on the Company. There can be no assurance that the Company will be able, for financial or other reasons, to comply with applicable laws and regulations and approval, permit or license requirements. Currently, the Company believes it is in compliance with all applicable statutes and regulations governing its operations and business as currently conducted, including, without limitation, those in respect of the "SplatrFree(TM)" prophy angles and "The Wand(TM)", and the Company has all necessary approvals, permits and licenses that are applicable to its business, operations and products and services.

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

Research and Development Activities

      During the 1997 and 1998 fiscal years, the Company expensed $981,078 and $436,024, respectively, on research and development activities.

Employees

      The Company had 25 full-time employees at December 31, 1998, which includes 3 executive officers. The Company also uses the services of certain outside consultants for marketing and other activities.

Certain Risk Factors That May Affect Growth And Profitability

      The following factors may affect the growth and profitability of the Company and should be considered by any prospective purchaser of the Company's securities:

      Unless stated to the contrary, all references in this Annual Report on From 10-KSB to "we," "us," "our" or "the Company" refer to Milestone Scientific Inc. and its subsidiaries.

      History of Losses; Accumulated Deficit. Our operations commenced in November 1995, when we acquired a 65% interest in Spintech. For the fiscal years ending December 31, 1995, 1996 and 1997 we had limited revenues. For the fiscal year ended December 31, 1998 our revenues were approximately $8.8 million. In addition, we have had losses for each of the years ended December 31, 1995, 1996, 1997 and 1998 including a loss of approximately $10.7 million for 1998. At December 31, 1998 we had an accumulated deficit of approximately $20.9 million. We cannot assure you we will be able to generate operating profits and resultant cash flow sufficient to fund our operations in the future.

      Need for Market Acceptance of "The Wand". As with any new technology, there is substantial risk that the marketplace will not accept the potential benefits of such technology or be willing to pay for any cost differential with the existing technologies. Market acceptance of "The Wand" depends, in large part, upon our ability to educate potential customers of the distinctive characteristics and benefits of The Wand and will require substantial marketing efforts and expense. During the first quarter of 1998 and through the next month and a half of the second quarter, the Company in an effort to meet the demand for the product, maintained high levels of production and committed capital to increase production capacity. The product's early success was then tempered by significant returns and declining sales throughout the remainder of the year. In addition, during the last quarter of 1998, less than 300,000 disposable handpieces were sold. Since at least one disposable handpieces should be used for each patient visit, this reflects a low level of usage of The Wand units by dentists. Unless equipment sales and rates of usage of the equipment improve, we may be forced to curtail marketing efforts and rely on the gradual build-up of demand as a result of increasing placement of units in dental schools and from growing awareness of the benefits of The Wand technology as a result of additional clinical studies. We cannot assure that our current or proposed products will be accepted by the end users or that any of the current or proposed products will be able to compete effectively against current and alternative products.

      Limited Financial Resources; Need for Additional Financing. Our capital requirements have been and will continue to be significant.. Assuming no improvement to our business operations we believe that we have sufficient working capital for the next 12 months. However, if we have underestimated our operating expenses or our expected revenue, we will be required to borrow funds or sell equity securities, or curtail or reduce our activities. We have no current arrangements for future additional financing. We cannot assure you any sources of additional financing will be available on acceptable terms, or at all. To the extent that any future financing involves the sale of our equity securities, the ownership interest of our-stockholders could be substantially diluted.

      Highly Competitive Industry; Technological and Product Obsolescence. We face intense competition from many companies in the medical and dental device industry, including well-established academic institutions, possessing substantially greater financial, marketing, personnel, and other resources. Most of our competitors have established reputations, stemming from their success in the development, sale, and service of competing dental products. Further, rapid technological change and research may affect our product. Current or new competitors could, at any time, introduce new or enhanced products with features that render our products less marketable, or even obsolete. Therefore, we must devote substantial efforts and financial resources to enhance our existing products, to bring our products to market quickly, and to develop new products for related markets. In addition, our ability to compete successfully, require that we establish an effective distribution network. Several regulatory authorities must approve our products before they may be marketed. We cannot assure you that we can compete successfully, that our competitors will not develop technologies or products that render our products less marketable or obsolete, or that we will be able to successfully enhance its existing products, effectively develop new products, or obtain required regulatory approval for those products.

      Limited Distribution; Establishing Distribution Channels. Our future revenues depends on our ability to successfully market and distribute The Wand. During 1998 we relied, primarily, on independent dental distributors to sell The Wand. After the first quarter of 1998, it became apparent that their efforts were largely unsuccessful. Accordingly, we have been forced to consider alternative means of distributing the product, including the use of our own sales force. At present, our sales force is quite limited and, if we decide to market The Wand with our own sales force, that sales force will require substantial expansion and we will incur significant up-front expense. We cannot assure you that we will be able to hire and retain our own sales force or that such force will be able to successfully market and sell The Wand.

      Patent and Intellectual Property Protection. We hold U.S. patents applicable to the "The Wand(TM)" and we have applied for certain improvement patents on The Wand as well as the "SplatrFree(TM)" prophy angle. We rely on a combination of patent, trade secret, and trademark laws and employee and third-party nondisclosure agreements to protect our intellectual property rights. Despite the precautions we have taken to protect our products, unauthorized parties may attempt to reverse engineer, copy, or obtain and use its products and other information we regard as proprietary. We may have to initiate lawsuits to protect our intellectual property rights.

Such lawsuits are costly and divert management's time and effort away from our business with no guarantee of success. Our failure to protect our proprietary rights, and the expense of doing so, could have a material adverse effect on our operating results and financial condition. Although we have not received any claims of infringement, it is possible that our products may infringe on existing or future patents or proprietary rights of others. If that happens we may have to modify our processes or to obtain a license. We cannot assure you that that we will be able to do so in a timely manner, upon acceptable terms and conditions, or at all.

      Dependence on Manufacturers. We have informal arrangements with certain manufacturers with respect to the manufacture of our products. Termination of the manufacturing relationship with any of these manufacturers could significantly and adversely affect our ability to produce and sell our products. Though alternate sources of supply exist and new manufacturing relationships could be established, we would need to recover our existing tools or have new tools produced. Establishing of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruptions of the supply, whether or not as a result or termination of the relationship, would adversely affect us.

      Product Liability. We could be subject to claims for personal injury from the use of its dental and medical products. We have liability insurance in the aggregate amount of $2,000,000 with a per-occurrence limit of $1,000,000 which we believe is adequate, although we cannot assure you that the insurance coverage will be sufficient to pay such claims should they be made. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on us.

      Reliance Upon Management. We depend on the personal efforts and abilities of Leonard Osser, our Chairman and Chief Executive Officer. While we have a key man life insurance policy in the amount of $3,000,000 on the life of Mr. Osser any loss of his services could have materially adverse effect.

      Litigation; Change in Officers. On April 10, 1997, the Board of Directors of Spintech terminated the employment of Dr. Ronald Spinello as its Chairman and Director of Research. The action by the Board follows the bringing by Milestone and Spintech of legal action against Dr. Spinello in which they seek, among other things, a declaratory judgment that Dr. Spinello has no personal rights to certain technology developed while he was employed as Director of Research of Spintech relating to the design and production of ancillary components of "The Wand(TM)" and a declaratory judgment that they have not breached Dr. Spinello's employment agreement. Milestone, as principal stockholder of Spintech, also removed Dr. Spinello and Glenn Spinello as directors of Spintech. On May 21, 1997, Dr. Spinello filed an Answer and Counterclaim denying the material allegations of the complaint and making certain counterclaims, including recovery for breach of his employment agreement. On May 28, 1997, Milestone and Spintech filed a reply to the counterclaim denying any liability. Milestone has been advised by its patent counsel that all technology developed by Dr. Spinello while employed by Spintech is owned by Spintech. Further, we believe that ownership of the technology relating to these ancillary components which are the subject of this litigation is not required for the manufacture and sale of its anesthetic delivery system at economically viable prices.

      In addition, a Class Action lawsuit has been brought against the Company seeking damages in an amount that may substantially exceed our insurance coverage. Further, though Milestone believes it has meritorious defenses, the defense of the action would divert management's attention from operation of the business.

      No Dividends. We have never paid a cash dividend on our Common Stock. Payment of dividends on our Common Stock is within the discretion of the Board of Directors and will depend upon our earnings, capital requirements and financial condition, and other relevant factors. We do not currently intend to declare any dividends on our Common Stock in the foreseeable future.

      Control by Certain Persons. Our current officers and directors own approximately 30% of the currently outstanding shares of Common Stock. Accordingly, by reason of their stockholdings, and their control of the means for soliciting stockholder votes, the officers and directors will be able to exercise control and, in all likelihood, will be able to continue to elect all directors.

      Limitation of Director Liability. Our Certificate of Incorporation provides that our directors are not be personally liable to us or any of our stockholders for monetary damages for breach of the fiduciary duty of care as a director, including breaches which constitute gross negligence, subject to certain limitations imposed by the Delaware General Corporation Law. Thus, under certain circumstances, neither we nor our stockholders can recover damages even if directors take actions which harm us.

      Government Regulation and FDA Clearance. The manufacture and sale of the Company's "SplatrFree(TM)" prophy angles and "The Wand(TM)", are subject to extensive regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act ("FDC Act"), and by other federal, state and foreign authorities. Under the FDC Act, these medical devices must receive FDA clearance before they can be commercially marketed in the United States. Some products must undergo rigorous pre-clinical and clinical testing and an extensive FDA approval process before they can be marketed. These processes can take a number of years and require the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain, and FDA clearance may never be obtained. Delays or rejections may be based upon changes in FDA policy during the period of product development and FDA regulatory review of each submitted application. Similar delays may also be encountered in other countries. While the "SplatrFree(TM)" prophy angle and "The Wand(TM)" have received FDA marketing clearance there can be no assurance that all of our products under development will obtain the required regulatory clearance on a timely basis, or at all. If regulatory clearance of a product is granted, such clearance may limitations on the indicated uses for which the product may be marketed. In addition, modifications may be made to our products to incorporate and enhance their functionality and performance based upon new data and design review. There can be no assurance that the FDA will not request additional information relating to product improvements, that any such improvements would not require further regulatory review thereby delaying the testing, approval and commercialization of the our products or that ultimately any such improvements will receive FDA clearance. FDA regulations also require manufacturers of medical devices to adhere to certain "Good Manufacturing Practices" ("GMP"), which include testing, design, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and will be monitored through periodic inspections by the FDA. Later discovery of previously unknown problems with a product, manufacturer, or facility may result in restrictions on such product or manufacturer, including fines, delays or suspensions of regulatory clearances, seizures or recalls of products, operating restrictions and criminal prosecution and could have a material adverse effect on us.

      Restricted Securities; Possible Volatility of Market Price. Shares of our Common Stock are currently traded on The American Stock Exchange. From time to time the market prices of dental and medical product companies have been affected by various factors, including adverse publicity. We cannot assure you that the market price of our Common Stock will not be volatile as a result of factors such as the our financial results, possible adverse publicity resulting from any infractions of governmental regulations and various other factors affecting dental and medical product companies or the market generally. In recent years the stock market has experienced wide price fluctuations not necessarily related to the operating performance of such companies.

      Effect of Outstanding Warrants and Options. We currently have outstanding options and warrants to purchase 2,367,530 shares of our Common Stock at prices ranging from $1.56 to $23.00 per share. Holders of these warrants and options are given the opportunity to profit from a rise in the market price of our Common Stock and are likely to exercise their securities at a time when we would be able to obtain additional equity capital on more favorable terms. Thus, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by such outstanding securities. We have granted registration rights with respect to our shares of our Common Stock covered by these warrants.

Item 2. Description of Property

      On March 20, 1997 Milestone opened new corporate headquarters and administrative offices occupying approximately 2,693 square feet at 220 South Orange Avenue, Livingston Corporate Park, Livingston, New Jersey. The Company occupies this space under a five (5) year and one (1) month lease at a cost the Company believes to be competitive. Spintech's accounting functions were moved to the new corporate headquarters. Spintech's operational functions are located at and consolidated with those of Wisdom in Deerfield, Illinois.

      The Company's two adjoining facilities in Deerfield, Illinois occupy approximately 9216 square feet. The facilities serve as the Company's distribution center for all of its products, the headquarters for its Spintech and Sagacity subsidiaries, and the telemarketing office for The Wand(TM). In December 1998, the Company extended their lease term until December 31, 1999 for one facility. In March 1999, as per the landlord's stipulations, the Company moved from the other facility (approximately 4608 square feet) to a non-adjoining facility of similar area in the same complex. This is a month to month lease. The Company's marketing and sales department were relocated to this facility.

Item 3. Legal Proceedings

      Spinello Lawsuits

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

      On May 5, 1998, the United States Magistrate Judge issued a Report recommending that the Court grant Milestone's motions to dismiss the counterclaims brought by defendant Spinello for a shareholder's derivative action and civil conspiracy, finding that defendant Spinello had failed "to state a claim upon which relief may be granted." The Report also recommended that the Court dismiss defendant Spinello's counterclaim for indemnification against Milestone and a portion of the indemnification claim against Spintech. In a second decision, the Magistrate Judge denied defendant Spinello's motion to join Milestone's Chief Executive Officer as an additional party and to file an amended answer asserting revised and additional counterclaims against Milestone and Spintech. The Magistrate Judge determined that defendant Spinello's proposed amended counterclaims "are futile and could not withstand a motion to dismiss under federal rule of civil procedure 12(b)(6)". Defendant Spinello timely filed an appeal from the May 5, 1998 Order and objections to the Report. On August 24, 1998, a United States District Judge for the District of New Jersey issued a memorandum opinion and signed an Order denying Dr. Spinello's appeal of the May 5, 1998 Order and affirming the May 5, 1998 Order in its entirety. The Judge further denied in its entirety Dr. Spinello's objections to the Report and granted the Company's motion to dismiss counts one, two, three and four of Dr. Spinello's initial Counterclaim.

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

      In October 1998, the Company received a settlement demand from Counsel for Dr. Spinello and Glenn Spinello which stated that, notwithstanding the United States District Judge's decision, substantial claims remain to be litigated and that there are substantial risks to Milestone from this litigation. The settlement demand letter, which was not accepted by the Company, does not describe the nature of any claims that Dr. Spinello could assert against the Company, but it does allude to potential litigation in other forums and the possibility of future litigation brought by minority stockholders of the Company. If Dr. Spinello does seek to assert additional claims, or if minority stockholders should assert claims, against the Company, the Company intends to vigorously defend such claims and believes that it has meritorious defenses thereto.

      On March 5, 1999, the parties completed discovery. The parties are currently preparing various dispositive motions for summary judgment on certain of the issues remaining in the case. The motions are scheduled to be filed on or about April 15, 1999, with a return date of May 10, 1999. If the motions for summary judgment are not granted, the Court will hold a trial on any remaining issues in late 1999. The Company believes that it has meritorious defenses to Dr. Spinello's claims and meritorious claims against Dr. Spinello. Moreover, Milestone has been advised by its patent counsel that all technology developed by Dr. Spinello while employed by Spintech is owned by Spintech. The Company believes that ownership of the technology relating to these ancillary components which are the subject of this litigation in no way prevents the manufacture and sale of its anesthetic delivery system at economically viable prices.

On May 20, 1997, Glenn R. Spinello filed a Complaint in the Court of Common Pleas, York County, Pennsylvania seeking damages as a result of the alleged breach of his Employment Agreement. On June 20, 1997, the Company and Spintech filed a notice of Removal which transferred venue of Glenn Spinello's lawsuit to the United States District Court for the Middle District of Pennsylvania. On June 27, 1997, the Company and Spintech filed an Answer to Glenn Spinello's Complaint which denied the material allegations of the Complaint and asserted counterclaims based upon Glenn Spinello's breach of his Employment Agreement. On July 27, 1997 Glenn Spinello filed a reply to the counterclaims by the Company and Spintech, denying the material allegations of the counterclaims. On March 16, 1999, the parties completed discovery. Although the case is scheduled for trial during the fall of the 1999 term, Glenn Spinello's attorney advised us that he intends to move for summary judgment. Any such motion must be filed by April 16, 1999. The Company intends to oppose such a motion and, if successful, proceed to trial. The Company believes it has meritorious defenses to Glenn Spinello's claims and meritorious counterclaims.

      Class Action Lawsuit

      Several class action lawsuits have been commenced against the Company, certain present and former executive officers, one outside director and consultants in the United States District Court for the District of New

Jersey. The District Judge before whom the cases are pending has entered an order consolidating all of the class actions into one consolidated action. The Complaints contain generally overlapping and similar allegations of violations of the Securities Exchange Act of 1934, including allegations that the Company and certain of the other defendants violated the Act by issuing false and misleading financial statements and disseminating misleading statements about, among other things, the demand for the Company's principal product, its expected sales growth, the acceptance of that product by dental professionals, shipments during certain time periods and misrepresentations as to third-party evaluations of the efficacy of the product through failure to disclose the issuance of stock options to certain consultants. On October 22, 1998, the District Judge entered an order appointing lead plaintiff to represent the interests of all class members. Milestone believes that material allegations of the complaints lack merit and intends to vigorously defend the above actions. Specifically, Milestone believes that its financial statements presents fairly its results of operations, that the information which it has publicly disclosed does not contain any material misstatements or misrepresentations and that stock options issued to persons who published research reports were issued for other services for the Company, principally service as spokespersons and demonstrators of the Company's product. Further, the Company continues to believe that The Wand(TM) embodies superior technology, is a major advance in dentistry and may ultimately become the accepted method for delivering local dental anesthesia.

      Derivative Action Lawsuit

      In February 1999, a purported owner of Milestone stock, had commenced a derivative action on behalf of the Company, in the Court of Chancery of the State of Delaware in Newcastle County, against certain present and former executive officers and directors. In the action, plaintiff alleges that based on the same facts as the class actions described above, the defendants engaged in violations of the securities laws, committed fraud and securities fraud, wasted corporate assets and damaged the Company's reputation. As a derivative action, even if the plaintiff is successful, any award, after deduction of plaintiff's costs and disbursements, would be payable to the Company. Nevertheless, Milestone believes that the material allegations of the complaint lack merit and intends to provide a legal defense for its present and former officers and directors in accordance with the indemnification provisions of its Certificate of Incorporation.

      Insurance Broker and Carrier

      In January 1999, the Company filed a complaint against its insurance broker (Frank Crystal Financial Services) and the two excess insurers [American Alliance and St. Paul] in the United States District Court for the District of New Jersey. American Alliance and St. Paul are currently in dispute with the Company because they claim that the Company did not timely submit the appropriate application. As a result, American Alliance refused to issue a policy and St. Paul, which issued a policy, has refused to cover the class action described above. The Company believes that these excess carriers were required to issue excess directors' and officers' liability insurance because it paid the premium on a timely basis. The premium was subsequently distributed to and deposited by the insurers. In February, 1999, the Company received and accepted with certain reservation, the check from American Alliance covering its premium portion. The action is in its early stages.

Item 4. Submission of Matters to a Vote of Security Holders

      (a)   Not applicable.

      (b)   Not applicable.

      (c)   Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      (a)   Market Information

      The Company's Common Stock had been traded on The Nasdaq SmallCap Market under the symbols "USOS" from November 3, 1995 through December 5, 1996 and "WAND" from December 6, 1996 through January 6, 1998. The Common Stock has traded on the Nasdaq National Market under the symbol "WAND" from January 7, 1998 through April 22, 1998. Since such date, the Common Stock has traded on the American Stock Exchange under the symbol "MS."

      The following table sets forth the high and low bid prices as quoted by The Nasdaq SmallCap Market and the Nasdaq National Market from January 1, 1997 through April 22, 1998. Thereafter, it contains the high and low closing prices as quoted by the American Stock Exchange. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                     Bid Price
                                        High                         Low
1997

First Quarter                         $ 6.50                      $ 4.875
Second Quarter                        $ 6.625                     $ 4.625
Third Quarter                         $28.375                     $ 6.25
Fourth Quarter                        $28.00                      $15.50

1998

First Quarter                         $24.375                     $15.250
Second Quarter (through April 3)      $18.5                       $17.625

                                                   Closing Price
                                        High                         Low

Second Quarter (after April 3)        $19.375                      $5.4375
Third Quarter                         $ 4.688                      $1.50
Fourth Quarter                        $ 1.813                      $ .938

          (b)     Holders

      As of February 24, 1999, the number of record holders of the Common Stock of the Company was 143. The Company believes that there are more than 3,500 beneficial holders of the Common Stock.

      (c)   Dividends

      The holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not paid and does not expect to declare or pay any dividends in the foreseeable future.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

      Coinciding with the initial launch of The Wand(TM), (a computer controlled "painless" injection system) during the first quarter of 1998 and through the next month and a half of the second quarter, the Company maintained high levels of production and committed capital to increase production capacity. The product's early success was then tempered by significant returns and declining sales throughout the remainder of the year. In combination with the filing of class action lawsuits, these conditions have resulted in higher levels of inventory and production capacity that far exceed current demand. Therefore, the Company, as explained below, has provided reserves against sales sufficient to cover possible product returns and has reduced the carrying value of its inventory to reflect their value under the current market conditions, and has significantly reduced the net book value of its molds, handpiece manufacturing equipment and handpiece equipment.

      Fiscal year ended December 31, 1998 compared to fiscal year ended December 31, 1997.

Statement of Operations

      Net sales for the years ended December 31, 1998 and December 31, 1997 were $8,804,235 and $2,854,271 respectively. The $5,949,964 or 208% increase is mainly attributable to approximately $6,622,000 in net sales for The Wand(TM), including disposable handpieces, offset by a decrease in net sales from the company's Wisdom product line of approximately $672,000.

      Cost of sales for the years ended December 31, 1998 and December 30, 1997 were $10,447,796 and $1,857,465, respectively. The $8,287,331 increase is mainly attributable to the cost of sales for The Wand(TM).

      Included in the cost of sales for "The Wand(TM)" is a $1,244,144 writedown in the carrying value of the inventory and a $1,982,000 reduction in the net book value of fixed assets. The latter reduction includes a $269,000 obsolete equipment writeoff. The remainder or $1,712,982 is the writedown of new, yet unused semi automation equipment and molds. The semi automation equipment and molds were purchased for approximately $2,200,000 in anticipation of the rampup of disposable handpiece sales.

      For the year ended December 31, 1998, the Company incurred a gross loss of $1,340,560 as compared to a gross profit of $996,806 for the year ended December 31, 1997. The $2,337,366 decrease in mainly attributed to the costs of "The Wand(TM)" including the reduction in the carrying value of "The Wand(TM)" inventory and a writedown of the production equipment and molds associated with the product partially offset by "The Wand(TM)" sales.

      In conjunction with the launch of The Wand(TM) during the first quarter of 1998, the Company established a $528,000 reserve against sales. This reserve was established to cover expected returns attributable to first quarter sales. For the remaining quarters, actual returns attributable to those quarters were recorded upon receipt. Additional reserves were established to cover expected returns attributable to prior quarter sales. On December 31, 1998, the reserve was $56,500.

      Selling, general and administrative expenses for the years ended December 31, 1998 and December 31, 1997 were $9,336,445 and $5,550,719 respectively. The
$3,785,726 or 68% increase is primarily attributable to approximately $4,237,000 aggregate increase in selling and marketing expenses associated with The Wand(TM), an increase in legal and professional fees of approximately $501,000, and a $290,000 increase in corporate salaries. This was partially offset by a $938,000 decrease in expenses associated with the Wisdom product line and a decrease of $229,208 in compensation expense related to option grants.

      Research and development costs for the years ended December 31, 1998 and December 31, 1997 were $436,024 and $981,078, respectively. The $545,054 decrease is primarily attributable to the cost incurred in developing "The Wand(TM)" during 1997.

      In 1997, the Company recognized a one time charge of $2,126,670 for compensation associated with the Princeton PMC purchase. It was based upon the issuance of 159,900 additional shares that the Company was obligated to issue in exchange for the minority interest of Princeton PMC, pursuant to the 1996 Acquisition Agreement. These shares were issued to the chief operating officer and director of the Company who in 1998 resigned his position with the Company.

      Net interest income for the years ended December 31, 1998 and December 31, 1997 were $414,675 and $220,877, respectively. The $193,798 increase was mainly attributable to investment income from the net proceeds of two private placements in 1997 and aggregate lower borrowings under the Company's line of credit.

      The net loss for the years ended December 31, 1998 and 1997 were $10,698,354 and $7,438,117. The net loss for 1998 is primarily attributed to the costs associated with "The Wand(TM)" and include reserves and reductions in carrying values of inventory and fixed assets since the Company's inventory level and production capacity exceed the current product demand.

Liquidity and Capital Resources

      At December 31, 1998, the Company's working capital was $4,538,071. It consisted primarily of cash generated from two private placements in 1997 and from exercised warrants.

      For the year ended December 31, 1998, the Company decreased cash and cash equivalents by $9,458,313 using $8,649,870 in operating activities and $1,587,311 in capital expenditures.

      For the year ended December 31, 1998 the Company's net cash used in operating activities was $8,649,870. This was primarily attributable to a net loss of $10,698,354 (adjusted for non cash items of $244,559 for patent amortization, $336,002 for depreciation, $1,982,321 loss on impairment of fixed assets, $1,243,986 loss on writedown of inventory and $221,452 for compensation expense), a $112,760 increase in accounts receivable, a $1,249,620 increase in inventory a $29,484 increase in prepaid expenses, a decrease in accounts payable of $509,249 and a decrease in accrued expenses of $82,131.

      The $807,543 used in investing activities for the year ended December 31, 1998 was attributable to $3,317,972 in capital expenditures, offset by the maturing of $2,510,429 in treasury bills.

      Financing activities provided $489,891 for the period. The Company received $489,891 as 119,591 warrants and 36,425 options were exercised. In June 1998 the Company used $911,516 to repurchase 100,000 shares of its stock. The Company's Wisdom subsidiary decreased its borrowing under its line of credit by $25,000.

      As of December 31, 1998, the Company had approximately $3.6 million in aggregate cash, cash equivalents and treasury bills. Management believes that through the proper utilization of these existing funds, the expense reductions achieved through cost containment programs, the Company will have sufficient cash to meet its needs for the next twelve months.

      Also, the Company has taken steps that are aimed at growing and strengthening the end user base thereby gaining greater acceptance of The Wand(TM) and translating to increased revenue through higher disposable handpiece usage. These steps include a) expanding its market overseas, b) obtaining feedback and providing further support to current Wand users, c) increasing the number of dental schools which include The Wand(TM) in their curriculum, d) distributing Wand(TM) technique videos and technical bulletins to its current users, e) conducting direct to patient advertising with specialized sales effort in test markets and f) maintaining a well trained service staff.

      Subsequent to year end, the Company achieved two major objectives in its international marketing effort. In January 1999, "The Wand(TM)" was approved under the Medical Device Directive 93/42/EEC, a requirement for all dental and medical devices distributed throughout the European Union. This authorizes the Company to apply the CE mark to the product. In February 1999, the Company entered into an agreement for the international distribution of "The Wand(TM)" by the Dent-X dental division of AFP Imaging Corporation ("AFP"), through the international distribution network previously established by AFP for its dental and medical imaging products, intraoral video cameras, digital X-ray systems and other dental products. Under the agreement, Milestone continues to be responsible for distribution of "The Wand(TM)" in the United States, Canada, China, Hong Kong and Taiwan. AFP assumes certain existing international distribution arrangements previously established by Milestone in South Africa, Israel and certain other countries. AFP has an extensive network of foreign distributors and representatives. Its foreign sales, or domestic sales for export, constituted more than one-third of its total sales in fiscal 1998. AFP is a medical and dental imaging equipment supplier whose products are widely applied in medical and dental diagnostics.

      The Company intends to submit a new application to the FDA for a technologically similar device to The Wand(TM), specifically designed to address the need to deliver widely varying volumes of anesthetic and other medicaments for various medical disciplines. A working prototype device for delivery of multi-volume anesthetic and other medicaments has been developed. Also, the Company will continue to develop product enhancements and improvements. The raising of additional capital to fund these efforts will continually be evaluated by management.

      Private Placements

      The Company completed two private placements in 1997, receiving an aggregate $13,505,961. In September 1997, the Company sold, in a private placement, an aggregate of 1,666,666 units at $6.00 per unit for net cash proceeds of $9,912,196, less non cash costs for warrants issued to counsel in connection with the private placement of $174,999 for a net amount of $9,737,197. Each unit consisted of one share of common stock at $6.00 and one warrant to purchase one share at an exercisable price of $9.00 per share. Each warrant entitles the holder to purchase one share of Common Stock for two years from the closing of the offering. In addition, the Company issued to its counsel warrants to purchase 83,333 units, exercisable at $6.00 per unit, each unit consisting of one share of Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $9.00. Since such private placement, warrants for 396,700 shares issued in the private placement have been exercised providing the Company with additional proceeds of $3,570,300. This includes 108,700 warrants issued in 1998 which resulted in $978,300.

      In March 1997, the Company sold, in a private placement, an aggregate of 852,262 units at $4.72 per unit for net cash proceeds of $3,309,265, less non cash costs for shares issued in connection with the private placement of $1,316,350 for a net amount of $1,992,915. Each unit consisted of one share of Common Stock and one Common Stock purchase warrant. Each warrant entitles the holder to purchase one share of Common Stock for three years from the closing of the offering at an exercise price of $4.72 per share. In addition, the placement agent received warrants to purchase 85,226 units at $4.72 per unit. Since such private placement, warrants for 730,257 shares issued in the private placement have been exercised providing the Company with additional proceeds of $3,446,813. This includes 10,891 warrants issued in 1998 which resulted in $51,405.

      In March 1999, the Company received $2 million from an institutional private placement with Cumberland Partners, other investment funds managed by or affiliated with Cumberland Associates and certain principals of Cumberland Associates. An additional $250,000 was raised from Leonard Osser, Chairman and Chief Executive Officer of Milestone, under the same terms and conditions. The investors purchased, at face value, 3% Senior Convertible Notes Due 2003, convertible into Milestone Common Stock at prices increasing from $2.50 per share in the first year to $6.00 per share in the fourth year, subject to anti-dilution protection in the event of stock dividends and certain capital changes. The shares underlying the Notes will be registered by Milestone and the purchasers of the Notes have been granted rights to participate in certain future security offerings by Milestone.

Year 2000 Compliance

      The Company has developed a plan to insure its operating systems are compliant with the requirements to process transactions in the year 2000. This plan includes the upgrade of its internal information systems which the Company believes will not entail significant costs related to these upgrades. The Company believes it will not incur significant costs for overall compliance with Year 2000 issues. Also, the Company has reviewed its own equipment and determined that the equipment is either Year 2000 compliant or not affected by the Year 2000 issues.

      The Company is in the process of contacting its vendors, on whom it relies, to assure that their systems are or will be Year 2000 compliant. Responses are evaluated so as to ensure that critical vendors are Year 2000 compliant. Also, the Company is developing contingency plans to address the most likely worst case scenarios from potential Year 2000 disruptions.

      The Year 2000 compliance effort is ongoing and will continue to develop as new information becomes available.

Item 7. Financial Statements

      The financial statements of the Company required by this item are set forth beginning on page F-1.

Item 8. Change in and Disagreements with Accountants on Accounting Financial Disclosure

            Not applicable

                                    PART III

Incorporated by reference to a Definitive Proxy Statement to be filed not later than 120 days after the end of the fiscal year covered by this report

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

      23          Consent of Grant Thornton, L.P.P.

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

                                       Milestone Scientific Inc.

                                       By: /S/ Leonard Osser
                                           ------------------------------------
                                           Leonard Osser,
                                           Chairman and Chief Executive Officer

Date: March 31, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 31, 1999.

         Signature           Date                 Title
         ---------           ----                 -----

/s/Leonard Osser             March 31, 1999    Chairman, and Chief Executive
--------------------------                     Officer
         Leonard Osser

/s/Thomas M. Stuckey         March 31, 1999    Vice President and Chief
--------------------------                     Financial Officer
         Thomas M. Stuckey

/s/Daniel R. Martin          March 31, 1999    Director
--------------------------
         Daniel R. Martin

/s/David Sultanik            March 31, 1999    Director
--------------------------
         David Sultanik

/s/Stephen A. Zelnick        March 31, 1999    Director
--------------------------
       Stephen A. Zelnick

/s/Louis Margolis            March 31, 1999    Director
--------------------------
          Louis Margolis

/s/Larry Haimovitch          March 31, 1999    Director
--------------------------
         Larry Haimovitch

/s/Leonard Schiller          March 31, 1999    Director
--------------------------
         Leonard Schiller

/s/Paul Gregory              March 31, 1999    Director
--------------------------
         Paul Gregory

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
  Milestone Scientific Inc.

We have audited the accompanying consolidated balance sheet of Milestone Scientific Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Milestone Scientific Inc. and Subsidiaries as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

New York, New York
March 10, 1999

                   Milestone Scientific Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                               ASSETS                       1997            1998
                                                        ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                           $  9,775,019    $    316,706
    Investments - Treasury Bills                           5,778,369       3,267,940
    Accounts receivable, net of allowance for
       doubtful accounts of $650,080 and
       $137,870 in 1997 and 1998, respectively               318,147         430,907
    Inventories                                            1,249,628       1,255,262
    Prepaid expenses                                          97,779         127,263
                                                        ------------    ------------

           Total current assets                           17,218,942       5,398,078

PROPERTY AND EQUIPMENT, NET                                  762,882       2,031,870

PATENTS, NET                                               1,980,834       1,736,275

OTHER ASSETS                                                  33,406          29,997
                                                        ------------    ------------

                                                        $ 19,996,064    $  9,196,220
                                                        ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Line of credit - bank                               $    175,000    $    150,000
    Accounts payable                                       1,053,955         544,705
    Accrued expenses                                         247,433         165,302
                                                        ------------    ------------

           Total current liabilities                       1,476,388         860,007
                                                        ------------    ------------

STOCKHOLDERS' EQUITY
    Common stock, par value $.001; authorized,
       25,000,000 shares; issued and outstanding,
       8,661,866 shares in 1997 and issued
       8,817,882 in 1998                                       8,662           8,818
    Additional paid-in capital                            28,685,483      30,111,734
    Accumulated deficit                                  (10,174,469)    (20,872,823)
    Treasury stock, at cost, 100,000 shares                                 (911,516)
                                                        ------------    ------------

                                                          18,519,676       8,336,213
                                                        ------------    ------------

                                                        $ 19,996,064    $  9,196,220
                                                        ============    ============

The accompanying notes are an integral part of these statements.

                   Milestone Scientific Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                              1997            1998
                                                          ------------    ------------
Revenues                                                  $  2,854,271    $  8,804,235
Cost of sales                                                1,857,465      10,144,796
                                                          ------------    ------------

         Gross profit (loss)                                   996,806      (1,340,561)
                                                          ------------    ------------

Selling, general and administrative expense                  5,550,719       9,336,445
Research and development expense                               981,078         436,024
Compensation - Princeton PMC purchase                        2,126,670              --
                                                          ------------    ------------

                                                            (8,658,467)     (9,772,469)
                                                          ------------    ------------

         Loss from operations                               (7,661,661)    (11,113,030)
                                                          ------------    ------------

Other income
    Interest income (net of interest expense)                  220,877         414,676
    Other                                                        2,667              --
                                                          ------------    ------------

                                                               223,544         414,676
                                                          ------------    ------------

         NET LOSS                                         $ (7,438,117)   $(10,698,354)
                                                          ============    ============

Loss per common share - basic and diluted                       $(1.21)         $(1.22)
                                                                ======          ======

Weighted average shares outstanding - basic and diluted      6,130,488       8,736,537
                                                          ============    ============

The accompanying notes are an integral part of these statements.

                   Milestone Scientific Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years ended December 31, 1997 and 1998

                                                              Additional
                                            Common stock        paid-in      Treasury     Accumulated      Unearned
                                          Shares    Amount      capital        stock         deficit     compensation      Total
                                        ---------   ------   ------------    ---------    ------------    ---------    ------------
Balance, December 31, 1996              4,633,350   $4,633   $  6,819,341                 $ (2,736,352)   $(130,040)   $  3,957,582

March private placement of units          852,262      852      1,992,063                                                 1,992,915
Compensation expense                                                                                        130,040         130,040
Shares issued for capital assets           12,000       12         80,238                                                    80,250
Shares issued to consultants               58,000       58        369,692                                                   369,750
Shares issued in connection with
   conversion offer to minority
   shareholders of Spintech                23,755       24        166,658                                                   166,682
September private placement of units    1,666,666    1,667      9,735,530                                                 9,737,197
Warrants exercised                      1,255,933    1,256      6,599,476                                                 6,600,732
Warrants issued to consultants                                    807,219                                                   807,219
Shares issued in connection with
   Princeton PMC purchase                 159,900      160      2,126,510                                                 2,126,670
Costs associated with registering
   shares                                                         (11,244)                                                  (11,244)
Net loss for the year ended
   December 31, 1997                                                                        (7,438,117)                  (7,438,117)
                                        ---------   ------   ------------                 ------------    ---------    ------------

Balance, December 31, 1997              8,661,866    8,662     28,685,483                  (10,174,469)          --      18,519,676
                                        ---------   ------   ------------                 ------------    ---------    ------------

Shares repurchased                                                           $(911,516)                                    (911,516)
Warrants exercised                        119,591      120      1,029,585                                                 1,029,705
Options exercised                          36,425       36        175,214                                                   175,250
Warrants/options issued to
   consultants                                                    221,452                                                   221,452
Net loss for the year ended
   December 31, 1998                                                                       (10,698,354)                 (10,698,354)
                                        ---------   ------   ------------    ---------    ------------    ---------    ------------

Balance, December 31, 1998              8,817,882   $8,818   $ 30,111,734    $(911,516)   $(20,872,823)   $            $  8,336,213
                                        =========   ======   ============    =========    ============    =========    ============

The accompanying notes are an integral part of this statement.

                   Milestone Scientific Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                1997            1998
                                                            ------------    ------------
Cash flows from operating activities
    Net loss                                                $ (7,438,117)   $(10,698,354)
    Adjustments to reconcile net loss to net cash used in
      operating activities
        Patent amortization                                      235,195         244,559
        Depreciation                                              71,935         336,002
        Loss on impairment of fixed assets                                     1,982,321
        Loss on write-down of inventory                                        1,243,986
        Compensation expense                                     450,660         221,452
        Compensation - Princeton PMC purchase                  2,126,670
        Bad debt expense                                          25,830
        Changes in assets and liabilities, net of effects
          from acquisition of businesses
              Increase in accounts receivable                    (20,231)       (112,760)
              Increase in inventories                           (740,901)     (1,249,620)
              Increase in prepaid expenses                       (76,991)        (29,484)
              (Increase) decrease in other assets                 (2,707)          3,409
              Increase (decrease) in accounts payable            570,418        (509,250)
              Increase (decrease) in accrued expenses            145,123         (82,131)
              Decrease in deferred revenue                       (38,517)
                                                            ------------    ------------
       Net cash used in operating activities                  (4,691,633)     (8,649,870)
                                                            ------------    ------------
Cash flows from investing activities
    Purchase of Treasury Bills                                (9,678,369)     (5,520,000)
    Sale of Treasury Bills                                     3,900,000       8,030,429
    Acquisition costs of minority interest in Spintech            (9,532)
    Capital expenditures                                        (473,189)     (3,587,311)
                                                            ------------    ------------
       Net cash used in investing activities                  (6,261,090)     (1,076,882)
                                                            ------------    ------------
Cash flows from financing activities
    Net proceeds from private placements                      13,258,895
    Net proceeds from issuance of common stock                 6,600,732
    Proceeds from borrowings                                     100,000
    Repayment of borrowings                                                      (25,000)
    Costs associated with registering shares                     (11,244)
    Purchase of treasury stock                                                  (911,516)
    Proceeds from exercise of warrants and options                             1,204,955
                                                            ------------    ------------

       Net cash provided by financing activities              19,948,383         268,439
                                                            ------------    ------------

       NET INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                                     8,995,660      (9,458,313)

Cash and cash equivalents at beginning of year                   779,359       9,775,019
                                                            ------------    ------------

Cash and cash equivalents at end of year                    $  9,775,019    $    316,706
                                                            ============    ============

                   Milestone Scientific Inc. and Subsidiaries

                             Year ended December 31,

                                                               1997        1998
                                                             -------     -------

Supplemental disclosures of cash flow information:
   Cash paid during the year for
     Interest                                                $24,277     $15,376
                                                             =======     =======

Supplemental schedule of noncash investing and financing activities:

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

In 1998, 7,425 warrants were issued to a former board member for services rendered as such, which were also exercised during 1998 in a cashless conversion. Accordingly, the Company recognized a total noncash charge of $95,000 as compensation expense for the fair value of the warrants issued and exercised.

The accompanying notes are an integral part of these statements.

                   Milestone Scientific Inc. and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1998

NOTE A - REALIZATION OF ASSETS

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial losses from the operations after the introduction of its Wand product, and has experienced significant returns of this product, as well as significant decreases in sales during 1998. In addition, the Company has used rather than provided, cash in its operations during the year ended December 31, 1998.

      In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the success of the Company's Wand product. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

      Based on management's belief that The Wand(TM), is a major advance in dentistry and may ultimately become the accepted method for delivering local dental anesthesia, the Company is taking steps that are aimed at growing and strengthening the end user base, thereby gaining greater acceptance of the Wand and increasing revenue through higher disposable handpiece usage. These steps include a) expanding its market overseas, b) obtaining feedback and providing further support to current Wand users, c) increasing the number of dental schools which include The Wand(TM) in their curriculum, d) distributing The Wand(TM) technique videos and technical bulletins to its current users, e) conducting direct-to-patient advertising with specialized sales effort in test markets, and f) maintaining a well-trained service staff.

      As of December 31, 1998, the Company had approximately $3.6 million in aggregate cash, cash equivalents and Treasury bills. In addition, during March 1999, the Company received $2,250,000 from the sale of senior convertible notes (Note O). Management believes that through the proper utilization of these existing funds, and the expense reductions achieved through cost containment programs, the Company will have sufficient cash to meet its needs for the next twelve months.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1997 and 1998

NOTE A (continued)

      Subsequent to year-end, the Company achieved two major objectives in its international marketing effort. In January 1999, The Wand(TM) was approved under the Medical Device Directive 93/42/EEC, a requirement for all dental and medical devices distributed throughout the European Union. This authorizes the Company to apply the CE mark to the product. In February 1999, the Company entered into an agreement for the international distribution by the Den-X dental division of Automatic Film Processing ("AFP") of The Wand(TM), through the international distribution network previously established by AFP for its dental and medical imaging products, intraoral video cameras, digital X-ray systems and other dental products. Under the agreement, Milestone would continue to be responsible for distribution of The Wand(TM) in the United States, Canada, China, Hong Kong and Taiwan. AFP would assume certain existing international distribution arrangements previously established by Milestone in South Africa, Israel and certain other countries. AFP has an extensive network of foreign distributors and representatives. AFP is a medical and dental imaging equipment supplier whose products are applied in medical and dental diagnostics.

      The Company intends to submit a new application for a technologically similar device to The Wand(TM), specifically designed to address the need to deliver widely varying volumes of anesthetic and other medicaments for various medical disciplines. A working prototype device for delivery of multi-volume anesthetic and other medicaments has been developed. Also, the Company will continue to develop product enhancements and improvements. The raising of additional capital will continually be evaluated by management.

      The Company's policy is to continually evaluate the recoverability of its assets in accordance with generally accepted accounting principles. As a result of continued decreases in sales and increases in returns during the fourth quarter of 1998 and the first quarter of 1999, the Company determined that an impairment of certain assets had occurred. Accordingly, the Company recorded noncash charges of approximately $1,244,000 and $1,982,000 relating to writedowns established for its inventory and equipment, respectively. The inventory writedown was based on the Company's estimate of the amount it did not expect to be recoverable from future sales. The property and equipment writedown was determined on the difference between the carrying value of certain tooling equipment for the Wand and its fair value based upon the future cash flow from the Wand.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1997 and 1998

NOTE B - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization of Business

      Milestone Scientific Inc. (formerly U.S. Opportunity Search, Inc.) (the "Company") was incorporated in the State of Delaware in August 1989. The Company develops, manufactures, markets and sells equipment and related disposable or consumable items and other products for use primarily by the dental practitioner in the United States.

      In November 1995, the Company purchased 65% of the common stock of Spintech, Inc. ("Spintech"). (See Note D.) Spintech was founded to perform research and to develop patented products for use by health care providers. Spintech has had only limited sales of its products. These limited sales provide no assurance that Spintech will be able to successfully market these products and that demand will be at the levels at which Spintech can operate profitably.

      In March 1996, the Company, together with one of its officers, founded Princeton PMC, Inc. ("Princeton PMC") as a marketing company. The Company acquired the remaining outstanding shares of Princeton PMC, Inc. common stock owned by the officer in November 1996, making Princeton PMC, Inc. a wholly-owned subsidiary. In December 1996, the Company acquired Sagacity I, Inc. ("Sagcity"), doing business in the United States as the Wisdom Toothbrush Co. ("Wisdom"), and obtained United States distribution rights to the Wisdom line of toothbrushes and prophylaxis products (see Note D). Wisdom had an exclusive three-year distributor agreement in the United States, Canada and other areas with Wisdom Toothbrushes Limited ("Wisdom UK"). This agreement was mutually terminated in March 1998.

      In Dember 1997; In addition to doing business as Wisdom, Sagacity commenced doing business in the United States as Milestone Scientific, Inc. ("Milestone").

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1997 and 1998

NOTE B (continued)

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

      3.    Investments - Treasury Bills

            The Company carries its Treasury Bills at cost plus accrued interest, which approximates fair value.

      4.    Inventories

            Inventories are valued at the lower of cost or market with cost being determined by the first-in, first-out ("FIFO") method. Inventories principally consist of finished goods.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1997 and 1998

NOTE B (continued)

      5.    Property and Equipment

            Property and equipment are stated at cost and depreciated using straight-line and accelerated methods over the estimated useful lives of the assets. The estimated useful lives to be used to determine depreciation are as follows:

                  Furniture and fixtures                    7 years
                  Office equipment                          5 years
                  Trade show displays                       5 years
                  Tooling equipment                     5 - 7 years
                  Computer and software                     3 years

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

      9.    Loss Per Common Share

            Loss per common share is computed based on the weighted average number of shares of common stock outstanding. The effect on the loss per share of warrants and options outstanding is antidilutive and has not been included in the calculation of weighted average shares outstanding. (See Note F for additional information.)

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1997 and 1998

NOTE B (continued)

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

      11.   Product Sales

            During 1997 and 1998 the Company had the following domestic product sales which comprises its total sales in the accompanying financial statements:

                                                             1997         1998
                                                         ----------   ----------

            Wand System Kits and Handpieces              $6,622,000
            Wisdom products                               2,182,235   $2,854,271
                                                         ----------   ----------

                                                         $8,804,235   $2,854,271
                                                         ==========   ==========

NOTE C - PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at December 31:

                                                             1997         1998
                                                         ----------   ----------

            Furniture and fixtures                       $       --   $  174,914
            Office equipment                                     --      191,200
            Trade show displays                             358,955      116,583
            Tooling equipment                                93,467    1,978,434
            Computers and software                          405,833       24,097
                                                         ----------   ----------

                                                            858,255    2,485,228

            Less accumulated depreciation                    95,373      504,394
                                                         ----------   ----------

                                                         $  762,882   $1,980,834
                                                         ==========   ==========

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1997 and 1998

NOTE D - ACQUISITIONS

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

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1997 and 1998

NOTE D (continued)

      Spintech

      In November 1995, the Company completed the purchase of 65% of Spintech's outstanding stock on a fully diluted basis for $2,700,000. The Company paid $2,026,495, which represents the $2,700,000 less amounts advanced to Spintech amounting to $632,500 plus interest of $41,005. The acquisition has been recorded using the purchase method of accounting. The excess of the aggregate purchase price over the net tangible assets acquired was allocated to patents and is being amortized over ten years. The operating results of Spintech have been included in the Company's consolidated financial statements since the date of acquisition. The minority interest has been valued at zero as of December 31, 1997 and 1998.

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

      On several occasions, during 1997, the Company offered, to those minority shareholders of Spintech who are accredited investors, the opportunity to exchange their Spintech shares for Milestone. The conversion offer ranged from 6.1 to 24.43 shares of Milestone for 1 share of Spintech. These offers were for restricted shares. As of December 31, 1997, 1,017 shares of Spintech were converted, which, together with the above exercise, increased Milestone's ownership of Spintech to 70.3%. The option exercised in 1998 increased the Company's ownership in Spintech to 73.4%. The value of the converted shares and associated offering costs are reflected in the accompanying balance sheet as patents.

NOTE E - LINE OF CREDIT - BANK

      Sagacity has a $250,000 line of credit with a bank with interest at the bank's prime rate plus 1%. The line is collateralized by substantially all assets of Wisdom. Advances under the line are in the form of demand notes.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1997 and 1998

NOTE F - STOCKHOLDERS' EQUITY

      In September 1997, the Company sold, in a private placement, an aggregate of 1,666,666 units at $6.00 per unit for net cash proceeds of $9,912,196, less noncash costs for warrants issued to counsel in connection with the private placement of $174,999, for a net amount of $9,737,197. Each unit consisted of one share of common stock at $6.00 and one warrant to purchase one share at an exercisable price of $9.00 per share. Each warrant entitles the holder to purchase one share of common stock for two years from the closing of the offering. In addition, the Company issued to its counsel warrants to purchase 83,333 units, exercisable at $6.00 per unit, each unit consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $9.00. As of December 31, 1998, 1,269,966 warrants were outstanding.

      In March 1997, the Company sold, in a private placement, an aggregate of 852,262 units at $4.72 per unit for net cash proceeds of $3,309,265, less noncash costs for shares and warrants issued in connection with the private placement of $1,316,350 for a net amount of $1,992,915. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock for three years from the closing of the offering at an exercise price of $4.72 per share. In addition, the placement agent received warrants to purchase 85,226 units at $4.72 per unit. As of December 31, 1998, 122,005 warrants were outstanding.

      During 1996 and 1997, the Company granted stock options to a director and various consultants to purchase 35,000 and 164,000 shares of common stock, respectively, at prices ranging from $5.125 to $6.50 per share. The options expire in three to five years depending on the option, vest over two to three years and contain certain antidilution provisions. All options were unexercised at December 31, 1998. The options issued to the consultants in 1997 were measured at fair value of $320,620 and were charged to compensation expense.

      The Company has issued 130,000 shares to certain directors in consideration for their agreement to serve on the Advisory Board of the Board of Directors for at least two years. If any member fails to serve his term, except because of death or disability, his shares will be returned to the Company for cancellation. The market value of the shares issued was $520,000. This amount was recorded as unearned compensation and is shown as a separate component of stockholder's equity. Unearned compensation was amortized to expense over a four-year period ending in December 1997. Such amortization amounted to $130,040 for the year ended December 31, 1997.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1997 and 1998

NOTE F (continued)

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

      Stock-Based Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. However, SFAS No. 123, "Accounting for Stock-Based Compensation," requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net loss and loss per share would have been increased by the amounts that follow:

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1997 and 1998

NOTE F (continued)

                                                             1997        1998
                                                           --------   ----------

            Net loss                                       $405,000   $1,103,000
            Loss per common share                          $    .07   $      .13

      Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, and some options have a two- to three-year vesting period, the pro forma effect will not be fully reflected until 2000.

      The weighted-average fair value of the individual options granted during 1997 and 1998 was estimated as $2.78 and $15.25, respectively, on the date of grant. The fair value for 1997 and 1998 was determined using a Black-Scholes option-pricing model with the following assumptions:

                                                     1997           1998
                                                 -----------     ---------

            Dividend yield                          --            --
            Volatility                              52.74%       126.13%
            Risk-free interest rate                  6.34          5.60
            Forfeiture rate                         --            --
            Expected life                        3 - 5 years     3-5 years

      Stock option activity during 1997 - 1998 is summarized below:

                                             Shares of common        Weighted-average
                                           stock attributable to     exercise price of
                                           options and warrants    options and warrants
                                           --------------------    --------------------
            Unexercised at December 31, 1996       535,000                $ 6.11
            Granted                              3,240,487                  7.24
            Exercised                           (1,371,366)                 6.04
            Forfeited                                   --                    --
                                                ----------
            Unexercised at December 31, 1997     2,404,121                  7.67
                                                ==========

            Granted                                272,000                 18.60
            Exercised                             (156,016)                 8.30
            Forfeited                             (152,575)                11.36
                                                ----------
            Unexercised at December 31, 1998     2,367,530
                                                ==========

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1997 and 1998

NOTE F (continued)

      The following table summarizes information concerning outstanding and exercisable options at December 31, 1998:

                                                            Options and warrants
                      Options and warrants outstanding          exercisable
                  --------------------------------------    --------------------
                                 Weighted-
                                  average      Weighted-               Weighted-
                                 remaining      average                 average
                    Number      contractual    exercise                exercise
Exercise prices   outstanding   life (years)     price       Number      price
---------------   -----------   ------------   ---------     ------    ---------

  1.563                5,000        5           $1.563
  4.720              207,231        3            4.720        207,23    $4.720
  5.125              192,000        3            5.125       151,998     5.125
  5.375               75,000        2            5.375        75,000     5.375
  5.750               50,000        4            5.750        16,666     5.750
  6.000               30,000        1            6.000        30,000     6.000
  6.500               73,000        4            6.500        34,332     6.500
  6.875               15,000        3            6.875        15,000     6.875
  7.000              106,500        4            7.000        35,500     7.000
  7.560               43,500        4            7.560        14,500     9.000
  9.000            1,353,299        3            9.000     1,353,299        --
 15.825              185,000        5           17.114            --        --
 23.00                32,000        5           23.000            --        --
                   ---------

                   2,367,530
                   =========

NOTE G - EMPLOYMENT CONTRACTS

      Milestone

      In January 1998, the Company entered into a five-year employment contract with the Company's Chief Executive Officer providing for an increase in annual base compensation from $265,000 to $350,000, plus stock options and cash bonuses based upon the achievement of certain net income levels of the Company. These income levels were not achieved in 1998, and, therefore, the additional compensation provisions of the contract were not in effect for 1998.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1997 and 1998

NOTE G (continued)

      In November 1996, the Company entered into a five-year employment agreement with the Company's Executive Vice-President providing for annual compensation of $120,000. This agreement terminated upon the resignation of the executive in August 1998.

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

      On March 26, 1997, the Company commenced legal action against its former Director of Research. The Company seeks recovery of damages for interference with existing and prospective contract and business relationships, a declaratory judgment that the former Director of Research has no personal rights to certain technology developed while he was employed by Spintech and a declaratory judgment that, the Company has not breached the former Director of Research's employment agreement or the agreement for the purchase by the Company of a 65% equity interest in Spintech. His employment was terminated on April 9, 1997. (Note H)

      Wisdom

      In December 1996, Wisdom entered into a three-year employment agreement with its President for annual compensation of $105,000. In December 1998, the officer resigned, thereby terminating his agreement.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1997 and 1998

NOTE H - LITIGATION

      Spinello

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

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1997 and 1998

NOTE H (continued)

      On May 5, 1998, the United States Magistrate Judge issued a Report recommending that the Court grant Milestone's motions to dismiss the counterclaims brought by defendant Spinello for a shareholder's derivative action and civil conspiracy, finding that defendant Spinello had failed "to state a claim upon which relief may be granted." The Report also recommended that the Court dismiss defendant Spinello's counterclaim for indemnification against Milestone and a portion of the indemnification claim against Spintech. In a second decision, the Magistrate Judge denied defendant Spinello's motion to join Milestone's Chairman as an additional party and to file an amended answer asserting revised and additional counterclaims against Milestone and Spintech. The Magistrate Judge determined that defendant Spinello's proposed amended counterclaims "are futile and could not withstand a motion to dismiss under federal rule of civil procedure 12(b)(6)." Defendant Spinello timely filed an appeal from the May 5, 1998 Order and objections to the Report. On August 24, 1998, a United States District Judge for the District of New Jersey issued a memorandum opinion and signed an Order denying Dr. Spinello's appeal of the May 5, 1998 Order and affirming the May 5, 1998 Order in its entirety. The Judge further denied in its entirety Dr. Spinello's objections to the Report and granted the Company's motion to dismiss counts one, two, three and four of Dr. Spinello's initial Counterclaim.

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

      In October 1998, the Company received a settlement demand from Counsel for Dr. Spinello and Glenn Spinello which stated that, notwithstanding the United States District Judge's decision, substantial claims remain to be litigated and that there are substantial risks to Milestone from this litigation. The settlement demand letter, which was not accepted by the Company, does not describe the nature of any claims that Dr. Spinello could assert against the Company, but it does allude to potential litigation in other forums and the possibility of future litigation brought by minority stockholders of the Company.

      If Dr. Spinello does seek to assert additional claims, or if minority stockholders should assert claims, against the Company, the Company intends to vigorously defend such claims and believes that it has meritorious defenses thereto.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1997 and 1998

NOTE H (continued)

      On March 5, 1999, the parties completed discovery. The parties are currently preparing various dispositive motions for summary judgment on certain of the issues remaining in the case. The motions are scheduled to be filed on or about April 15, 1999, with a return date of May 10, 1999. If the motions for summary judgment are granted, the Court will hold a trial on any remaining issues in late 1999. The Company believes that it has meritorious defenses to Dr. Spinello's claims and meritorious claims against Dr. Spinello.

      Milestone has been advised by its patent counsel that all technology developed by Dr. Spinello while employed by Spintech is owned by Spintech. The Company believes that ownership of the technology relating to these ancillary components which are the subject of this litigation in no way prevents the manufacture and sale of its anesthetic delivery system at economically viable prices.

      On May 20, 1997, Glenn R. Spinello filed a Complaint in the Court of Common Pleas, York County, Pennsylvania, seeking damages as a result of the alleged breach of his Employment Agreement. On June 20, 1997, the Company and Spintech filed a Notice of Removal which transferred venue of Glenn Spinello's lawsuit to the United States District Court for the Middle District of Pennsylvania. On June 27, 1997, the Company and Spintech filed an Answer to Glenn Spinello's Complaint which denied the material allegations of the Complaint and asserted counterclaims based upon Glenn Spinello's breach of his Employment Agreement. On July 27, 1997, Glenn Spinello filed a reply to the counterclaims by the Company and Spintech, denying the material allegations of the counterclaims. On March 16, 1999, the parties completed discovery. Although the case is scheduled for trial during the fall of the 1999 term, Glenn Spinello's attorney advised the Company's attorney that he intends to move for summary judgment. Any such motion must be filed by April 16, 1999. The Company intends to oppose such a motion and, if successful, proceed to trial. The Company believes it has meritorious defenses to Glenn Spinello's claims and meritorious counterclaims.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1997 and 1998

NOTE H (continued)

      Class Action Lawsuit

      Several class action lawsuits have been commenced against the Company, certain present and former executive officers, one outside director and consultants in the United States District Court for the District of New Jersey. The District Judge before whom the cases are pending has entered an order consolidating all of the class actions into one consolidated action. The Complaints contain generally overlapping and similar allegations of violations of the Securities Exchange Act of 1934, including allegations that the Company and certain of the other defendants violated the Act by issuing false and misleading financial statements and disseminating misleading statements about, among other things, the demand for the Company's principal product, its expected sales growth, the acceptance of that product by dental professionals, shipments during certain time periods and misrepresentations of the third-party evaluations of the efficacy of the product through failure to disclose the issuance of stock options to certain consultants. On October 22, 1998, the District Judge entered an order appointing lead plaintiff to represent interests of all class members. Milestone believes that material allegations of the complaints lack merit and intends to vigorously defend the above actions. Specifically, Milestone believes that its financial statements presents fairly its results of operations, that the information which it has publicly disclosed does not contain any material misstatements or misrepresentations, and that stock options issued to persons who published research reports were issued for other services for the Company, principally service as spokespersons and demonstrators of the Company's product. Further, the Company continues to believe that The Wand(TM) embodies superior technology, is a major advance in dentistry and may ultimately become the accepted method for delivering local dental anesthesia.

      Derivative Action Lawsuit

      In February 1999, a purported owner of Milestone stock had commenced a derivative action on behalf of the Company, in the Court of Chancery of the State of Delaware in Newcastle County, against certain present and former executive officers and directors. In the action, plaintiff alleges that based on the same facts as the class actions described above, the defendants engaged in violations of the securities laws, committed fraud and securities fraud, wasted corporate assets and damaged the Company's reputation. As a derivative action, even if the plaintiff is successful, any award, after deduction of plaintiff's costs and disbursements, would be payable to the Company. Nevertheless, Milestone believes that the material allegations of the complaint lack merit and intend to provide a legal defense for its present and former officers and directors in accordance with the indemnification provisions of its Certificate of Incorporation.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1997 and 1998

NOTE H (continued)

      Insurance Broker and Carrier

      In January 1999, the Company filed a complaint against its insurance broker (Frank Crystal Financial Services) and the two excess insurers (American Alliance and St. Paul) in the United States District Court for the District of New Jersey. American Alliance and St. Paul are currently in dispute with the Company because they claim that the Company did not timely submit the appropriate application. As a result, American Alliance refused to issue a policy and St. Paul, which issued a policy, has refused to cover the class actions described above. The Company believes that these excess carriers were required to issue excess insurance because it paid the premium on a timely basis. The premium was distributed to, deposited and kept by the insurers. In February 1999, the Company received and accepted, with certain reservations, the check from American Alliance covering its premium portion. The action is in its early stages.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1997 and 1998

NOTE I - INCOME TAXES

      Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 1997 and 1998 follow:

                                                       1997           1998
                                                   -----------    -----------

      Current assets and liabilities
          Allowance for doubtful accounts          $    11,000    $    64,000
          Inventory allowance                        1,015,000
          Other                                          4,500

      Valuation allowance                              (11,000)    (1,083,500)
                                                   -----------    -----------

      Net current deferred tax asset (liability)   $        --    $        --
                                                   ===========    ===========

      Noncurrent assets and liabilities
          Depreciation                             $   (13,000)   $  (213,000)
          Net operating loss carryforward            1,667,000      4,745,000
                                                   -----------    -----------

                                                     1,654,000      4,532,000
      Valuation allowance                           (1,654,000)    (4,532,000)
                                                   -----------    -----------

      Noncurrent deferred tax asset (liability)    $        --    $        --
                                                   ===========    ===========

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

      As of December 31, 1998, the Company had net operating loss carryforwards of approximately $12,357,000, which expire in 2007 through 2018.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1997 and 1998

NOTE I (continued)

      The utilization of loss carryforwards may be limited due to an ownership change as defined by Section 382 of the Internal Revenue Code.

      The Company and Spintech file separate Federal and State income tax returns.

NOTE J - LEASE COMMITMENTS

      Milestone Scientific

      In November 1996, the Company signed a five-year-and-one-month lease agreement for its corporate headquarters.

      Sagacity

      In November 1997, Wisdom extended its lease term for its facilities for one year and expanded its space. In addition, in March 1997, Wisdom signed a three-year lease agreement for its Telemarketing Department.

      In December 1998, Wisdom extended its lease term for half of its facilities for one year and the remainder, per the landlord's stipulation, on a monthly basis.

      The Company also leases equipment under operating leases.

      The following represents approximate minimum rental payments under such leases:

                  Year ending December 31,
                      1999                                    $189,004
                      2000                                     101,749
                      2001                                      86,418
                      2002                                       1,124
                                                              --------

                                                              $378,295
                                                              ========

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1997 and 1998

NOTE J (continued)

      Rent expense was approximately $91,000 and $154,875, of which $23,800 and $0 was paid to Len Ron, a real estate Company, for the years ended December 31, 1997 and 1998, respectively.

NOTE K - RELATED PARTY TRANSACTIONS

      1. Spintech paid approximately $36,000 during 1997 to a company for the manufacturing of its "TAPS" and "SDS" products. An officer of that company is on the Board of Directors of Spintech.

      2. The Company paid approximately $243,000 and $239,000 in 1997 and 1998, respectively, to a law firm where one of the partners is also on the Company's Board of Directors. In addition, in 1997, warrants measured at a fair value of approximately $175,000 were issued to the law firm.

NOTE L - COMMITMENTS AND CONTINGENCIES

      1. Failure to use Spintech's "TAPS" and "SDS" units in accordance with recommended operating procedures could potentially result in subjecting users to health hazards or injury. Spintech carries product liability insurance in the amount of $2,000,000 with a $1,000,000 per occurrence limit with a $10,000,000 umbrella.

            In 1998, the Company ceased selling these units.

      2. In June 1996, the Company entered into a consulting agreement with a dentist for $25,000 per annum for three years.

      3. The Company has informal arrangements for the manufacture of its products by separate domestic manufacturers as follows:
            SplatrFree(TM) prophy angles by Team Technologies, Inc.; The Wand(TM) unit and system kit by Tricor Systems, Inc. ("Tricor"); and The Wand(TM) disposable handpiece by Nypro Inc. Termination of the manufacturing relationship with any of the above

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1997 and 1998

NOTE L (continued)

            manufacturers could significantly and adversely affect the Company's ability to produce and sell its products. Though alternate sources of supply exist and new manufacturing relationships could be established, the Company would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, whether or not as a result of termination of such a relationship, would adversely affect the Company.

      4. In order to fund certain start-up costs of Tricor, the Company has agreed to advance funds on its first and second purchase orders to Tricor. Tricor will repay such advances from future sales to the Company. The Company had advanced net amounts of approximately $761,000 and $1,796,000 as of December 31, 1997 and 1998,
            respectively. These amounts are included in inventory. The Company has received a security interest in certain Tricor assets.

NOTE M - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash with high credit quality institutions. In general, such investments exceed the FDIC insurance limit. Concentrations of credit risk with respect to trade accounts receivable are limited due to the fact that there exists no individually significant customers, comprising the Company's customer base, and their dispersion across different geographic areas. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. In 1998, the Company had two customers who accounted for 24.6% and 22.6% of the Company's total sales.

      No customer accounted for more than 10% of revenues in 1997.

NOTE N - ADVERTISING

      The Company expenses its advertising costs as they occur. Advertising expense for 1997 and 1998 was approximately $1,132,000 and $1,761,000, respectively.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1997 and 1998

NOTE O - SUBSEQUENT EVENTS

      Private Placement

      In March 1999, the Company concluded a $2 million institutional private placement with Cumberland Partners, other investment funds managed by or affiliated with Cumberland Associates and certain principals of Cumberland Associates. An additional $250,000 was raised from the Chairman and Chief Executive Officer of Milestone, on the same terms and conditions. The investors purchased, at face value, 3% Senior Convertible Notes Due 2003, convertible into Milestone Common Stock at prices increasing from $2.50 per share in the first year to $6.00 per share in the fourth year, subject to antidilution protection in the event of stock dividends and certain capital changes. Purchasers of the Notes were granted rights to participate in certain future security offerings by Milestone.

      International Distribution Agreement

      In February 1999, the Company entered into an agreement for the international distribution by the Dent-X dental division of Automatic Film Processing ("AFP"), a medical equipment and supplies provider, of The Wand(TM), through the international distribution network previously established by AFP for its dental and medical imaging products, intraoral video cameras, digital X-ray systems and other dental products.

      Under the agreement, Milestone would continue to be responsible for distribution of The Wand(TM) in the United States, Canada, China, Hong Kong and Taiwan. AFP would assume certain existing international distribution arrangements previously established by Milestone in South Africa, Israel and certain other countries. AFP has a network of foreign distributors and representatives.

      AFP is a medical and dental imaging equipment supplier whose products are applied in medical and dental diagnostics. AFP's products are used in medical, dental and industrial markets. The Company's products and are sold worldwide under various brand names which include AFP, DENT-X and SENS-A-Ray 2000 (TM).

      CE Mark

      In January 1999, "the Wand(TM)" was approved under the Medical Device Directive 93/42/EEC, a requirement for all dental and medical devices distributed throughout the European Union. This authorizes Company to apply the CE mark to the product.