Form 10KSB/A
period 1998-12-31
MILESTONE SCIENTIFIC INC/NJ
filed 1999-04-30
CIK 855683

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
                            --------------------------
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

      The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing price on the American Stock Exchange on March 26, 1999 of $2.125 was approximately
$14,134,767.00.

      As of March 26, 1999, the registrant has a total of 8,717,882 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

      The current executive officers and directors of the Company and their respective ages as of December 31, 1998 are as follows:

                                                                        Director
       Name                  Age             Position                    Since
---------------------------  ---   ----------------------------------   --------

Leonard A. Osser...........  51     Chairman.and Chief Executive          1991
                                    Officer of the Company and
                                    President and Chief Executive
                                    Officer of Spintech, a subsidiary

Daniel R. Martin...........  60     President, Chief Operating            1998
                                    Officer and Director of the
                                    Company(1)

Thomas M. Stuckey..........  44     Chief Financial Officer and Vice
                                    President of the Company and
                                    Chief Financial Officer of
                                    Spintech, a subsidiary

David Sultanik(2) (3) .....  41     Director of the Company               1996

Stephen A. Zelnick(2) .....  60     Director of the Company               1996

Paul Gregory...............  63     Director of the Company               1997

Louis I. Margolis(2) (3) ..  55     Director of the Company               1997

Leonard M. Schiller(3) ....  57     Director of the Company               1997

Larry Haimovitch ..........  52     Director of the Company               1997

------------

(1)   Currently on temporary leave for physical health reasons
(2)   Member of the Compensation Committee
(3)   Member of the Audit Committee

      Leonard A. Osser has been Chief Executive Officer and a director of the Company since July 1991, and the President and Chief Executive Officer of Spintech, a subsidiary of the Company, since November, 1995. From July 1991 until July 1997, he also served as President and Chief Financial Officer of the Company. From 1980 until the consummation of the Company's public offering in November 1995, he had been primarily engaged as the principal owner and Chief Executive of U.S. Asian Consulting Group, Inc., a New Jersey based provider of consulting services in "work-out" and "turnaround" situations for publicly and privately owned companies in financial difficulty.

      Daniel R. Martin has been President, Chief Operating Officer and a director of the Company since March 1998. From January 1990 to October 31, 1997, Mr. Martin was the President, Chief Operating Officer and director, and later Chief Executive Officer of E-Z-EM, Inc., a manufacturer of medical devices and pharmaceuticals for diagnostic imaging.

      Thomas M. Stuckey has been the Chief Financial Officer and Vice President of the Company and the Chief Financial Officer of Spintech, a subsidiary of the Company, since May 1998. Prior to joining the Company, Mr. Stuckey had been the Corporate Controller of PureTec, a plastic products manufacturer, where he had spent 13 years.

      David Sultanik has been a director of the Company since January 1996. He has been the managing/administrative partner of the Certified Public Accounting firm Sultanik and Krumholz, LLC since June 1994. For more than five years prior to that he was a principal at the accounting firm Perelson, Johnson & Rones, P.C.

      Stephen A. Zelnick has been a director of the Company since January 1996. He has been a partner in the law firm Morse, Zelnick, Rose & Lander, LLP since its inception in August 1995. For more than five years prior to that he was of counsel to the law firm Dreyer and Traub, LLP.

      Paul Gregory has been a director of the Company since April 1997. Mr. Gregory has been a business and insurance consultant at Innovative Programs Associates Inc. and Paul Gregory Associates Inc. since January 1995 and January 1986, respectively, where he services, among other entities, foreign and domestic insurance groups, law and accounting firms and international corporations.

      Louis I. Margolis has been a director of the Company since April 1997. Mr. Margolis has been a General Partner of Pine Street Associates, L.P., a private investment partnership that invests in other private limited partnerships, since January 1994. Since June 1998, Mr. Margolis has been a general partner of Select Ventures Management, LP, a special purpose limited partnership that invests in an early stage venture capital partnership. Since April 1998, Mr. Margolis has been a registered representative with GRO Corporation, a member firm of the NASD. In January 1997, Mr. Margolis formed and is the President and sole shareholder of Chapel Hill Capital Corp., a financial services company. From 1993 through 1995 he was Chairman of Classic Capital Inc., a registered investment advisor. Mr. Margolis has been a member of the Financial Products Advisory Committee of the Commodity Futures Trading Commission since its formation in 1986, a Trustee of the Futures Industry Institute since 1991 and a Trustee of Saint Barnabas Hospital in Livingston, NJ since 1994. Mr. Margolis is also a director of Hometown Auto Retailers, Inc., an automotive retailer conducting business in the northeastern United States.

      Leonard M. Schiller has been a director of the Company since April 1997. Mr. Schiller has been a partner in the law firm of Schiller, Klein & McElroy, P.C. since 1977 and has practiced law in the State of Illinois for over 25 years. He is also President of The Dearborn Group, a residential property management and real estate acquisition company. Mr. Schiller is a member of the Board of Directors of AccuMed International, Inc., a laboratory diagnostic company. He is also a member of the Board of Directors of iMall, Inc., a leading provider of fully-integrated "one-stop" e-commerce solutions.

      Larry Haimovitch has been a director of the Company since October 1997. Mr. Haimovitch has been the President of Haimovitch Medical Technology Consultants, a San Francisco-based health care consulting firm, since he formed the firm in 1990. His firm, whose current area of emphasis includes minimally-invasive surgical technologies, specializes in the analysis of the medical device industry with emphasis on the current trends and future outlook for emerging medical technology. Mr. Haimovitch also serves as a director of Cardiac Control Systems Inc., a company engaged in the design, development, manufacture and marketing of implantable cardiac pacemaker systems.

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

      To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to the Company, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) shareholders were complied with during 1998, with the exception of the following individuals with late Form 4 filings reporting changes in beneficial ownership: Paul Gregory, Leonard A. Osser, Leonard M. Schiller, Daniel R. Martin and Larry Haimovitch.

Item 10. Executive Compensation.

      The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 1998, 1997 and 1996 by (i) the Company's Chief Executive Officer and (ii) the most highly compensated executive officers, other than the CEO, who were serving as executive officers at the end of the 1998 fiscal year and whose salary as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the "Named Executives").

                           Summary Compensation Table

                                                    Long-Term Compensation
                                               --------------------------------
                                 Annual
                              Compensation           Awards          Payouts
                             ----------------  ------------------  ------------
   Name and                                       Common Stock      All Other
   Principal                     Salary        Underlying Options  Compensation
   Position           Year         ($)                 (#)             ($)
----------------     ------  ----------------  ------------------  ------------

Leonard A. Osser      1998       280,395 (1)          50,000
  Chief Executive     1997       267,768 (2)         150,000
  Officer and         1996       265,719 (3)
  Chairman

Daniel R. Martin(4)   1998       139,221              75,000

--------------

(1) Effective 7/7/98 Mr. Osser took a voluntary reduction in his 1998 annual base salary of $350,000. Includes $73,136 earned as President and Chief Executive Officer of Spintech. Does not include $11,559 paid by the Company to Marilyn Elson, a certified public accountant who was employed by the Company to render accounting services. Ms. Elson is the wife of Mr. Osser.
(2) Does not include $41,538 paid by the Company to Marilyn Elson, C.P.A., who was employed by the Company to render accounting services prior to the hiring by the Company of a Chief Financial Officer. Ms. Elson is the wife of Mr. Osser.
(3) Includes $170,000 earned as President, Chief Executive Officer and Chief Financial Officer of Milestone and $95,719 earned as President and Chief Executive Officer of Spintech. Does not include $56,514 paid by the Company to Marilyn Elson, C.P.A., who was employed by the Company to render accounting services.
(4)   Currently on temporary leave due to physical health reasons.

Stock Options

      The following tables show certain information with respect to incentive and non-qualified stock options granted in 1998 to Named Executives under the Company's 1997 Stock Option Plan and the aggregate value at December 31, 1998 of such options. The per share exercise price of all options is equal to the fair market value of a share of Common Stock on the date of grant. No options granted to Named Executives have been exercised.

                              Option Grants in 1998
--------------------------------------------------------------------------------
Individual Grants of Options
--------------------------------------------------------------------------------

                          Number of     Percent
                          Shares of     of Total
                            Common      Options
                            Stock      Granted to    Exercise
                          Underlying   Employees      Price       Expiration
      Name                 Option #     in 1998       ($/Sh)         Date
--------------------     ------------  ----------   ----------   -------------

Leonard A. Osser           50,000(1)     21.27%        $16.00       7/31/02

Daniel R. Martin           75,000(2)     31.91%        $23.00       2/25/03

Thomas M. Stuckey          25,000(3)     10.64%        $16.50        5/4/03

-----------
(1)   Options vest 7/2/02
(2)   Options vest in three equal installments beginning 2/25/99
(3)   Options vest in three equal installments beginning 5/4/99

                     Aggregated 1998 Year End Options Values
--------------------------------------------------------------------------------

                              Number of Shares of
                                 Common Stock
                                  Underlying             Value of Unexercised
                             Unexercised Options         In-The-Money Options
                                 at 12/31/98               At 12/31/98 (1)
         Name             Exercisable/Unexercisable    Exercisable/Unexercisable
--------------------      -------------------------    -------------------------

Leonard A. Osser                  50,000 // 150,000                           0
Daniel R. Martin                        0 // 75,000                           0
Thomas M. Stuckey                       0 // 25,000                           0

-----------
(1) Based on the closing price on April 27, 1999 of $1.4375 as quoted on the American Stock Exchange.

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

      On July 7, 1998, at his sole discretion, Mr. Osser implemented a voluntary reduction of his annual base salary, reducing his annual base pay from $350,000 to $188,462. The voluntary reduction has been described by Mr. Osser as being both temporary and having no effect upon his rights under his employment agreement with the Company. Such reduction remains in effect on the date hereof. The self imposed current limits of Mr. Osser's base pay is below the level suggested by an independent compensation committee retained in December 1997.

Compensation of Directors

Non-employee directors are granted, upon becoming a director, five-year options to purchase 20,000 shares of Common Stock at an exercise price equal to the fair market value of a share of Common Stock on the date of grant. They receive no cash compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table, together with the accompanying footnotes, sets forth information, as of March 26, 1999, regarding stock ownership of all persons known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, certain executive officers, all directors, and all directors and officers of the Company as a group:

                                                 Shares of
                                               Common Stock
                                               Beneficially       Percentage of
  Name of Beneficial Owner (1)                   Owned (2)          Ownership
---------------------------------             --------------      -------------
Executive Officers and Directors
Leonard Osser...............................   1,963,300 (3)         22.39%
Daniel R. Martin............................      27,100 (4)              *
Thomas M. Stuckey ..........................      16,223 (5)              *
Paul Gregory................................      20,150 (6)              *
Larry Haimovitch............................      20,156 (7)              *
Louis I. Margolis...........................      84,000 (8)              *
Leonard M. Schiller.........................      65,594 (9)              *
David Sultanik..............................      20,000 (10)             *
Stephen A. Zelnick..........................     232,556 (11)         2.62%
All Directors and Officers as a group ......   2,449,079 (12)        26.91%

-----------
*     Less than 1%

                                               Shares of
                                              Common Stock
                                              Beneficially     Percentage of
                                                Owned (2)        Ownership
5% and Greater Stockholders

Cumberland Associates, LLC
1114 Avenue of the Americas
New York, New York 10036 ................      596,400(13)         6.84%

Gintel Asset Management, Inc.
    6 Greenwich Office Park
    Greenwich, CT 06831..................    1,374,700(14)        15.76%

Little Wing, L.P.
c/o Quilcap Corp.
    375 Park Avenue, Suite 1404
    New York, NY 10152...................      533,046(15)         6.11%

(1)   The addresses of the persons named in this table are as follows: Leonard
      A. Osser, 220 South Orange Avenue, Livingston Corporate Park, Livingston, NJ 07039; Daniel R. Martin, 220 South Orange Avenue, Livingston Corporate Park, Livingston, NJ 07039; Thomas M. Stuckey, 220 South Orange Avenue, Livingston Corporate Park, Livingston, NJ 07039; David Sultanik, Sultanik and Krumholz, LLC, 154 South Livingston Avenue, Livingston, New Jersey 07039; Stephen A. Zelnick, Morse, Zelnick, Rose & Lander, LLP, 450 Park Avenue, New York, New York 10022; Paul Gregory, Innovative Programs Associates Inc., 300 Mercer Street, New York, New York 10003; Louis I. Margolis, Pine Street Associates, L.P., 88 Pine Street, Suite 3100, New York, New York 10005; Leonard M. Schiller, Schiller, Klein & McElroy, P.C., 33 North Dearborn Street, Suite 1030, Chicago, Illinois 60602; Larry Haimovitch, Haimovitch Medical Technology Consultants, Four Maritime Plaza, San Francisco, CA 94111-3416.
(2) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercise or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 8,717,882 shares outstanding on March 26, 1999.
(3) Includes 35,500 shares subject to stock options, exercisable within 60 days of the date hereof at 7.00 per share, and 14,500 shares subject to stock options, exercisable within 60 days of the date hereof at 7.56 per share.
(4) Includes 25,000 shares subject to stock options exercisable within 60 days of the date hereof at $23.00 per share.
(5) Includes 7,000 shares subject to stock options, exercisable within 60 days of the date hereof at $3.00 per share and 8,333 shares subject to stock options, exercisable within 60 days of the date hereof at $16.50 per share. Mr. Stuckey disclaims beneficial ownership to (i) 2,700 shares which are held by his wife as custodian for their children, and
      (ii) 400 shares which are owned by his wife in her IRA.
(6) Includes 150 shares held by Mr. Gregory's wife and 17,000 shares subject to stock options, exercisable within 60 days of the date hereof at $5.125 per share.
(7) Includes 15,000 shares subject to stock options, exercisable within 60 days of the date hereof at $6.875 per share.
(8) Includes 20,000 shares subject to stock options, exercisable within 60 days of the date hereof at $5.125 per share and 32,000 shares subject to stock purchase warrants, exercisable within 60 days of the date hereof at $9.00 per share.
(9) Includes 45,000 shares subject to stock options, exercisable within 60 days of the date hereof at $5.125 per share and 5,297 shares subject to stock purchase warrants, exercisable within 60 days of the date hereof at $4.72 per share.
(10) Includes 15,000 shares subject to stock options, exercisable within 60 days of the date hereof at $5.375 per share.
(11) Includes (i) an aggregate of 36,666 shares issuable upon exercise of stock options within 60 days of the date hereof, 16,666 of which are exercisable at $5.125 per share and 20,000 of which are exercisable at $5.375 per share, (ii) 55,000 shares held in the name of Cowen & Co. as Custodian for the Stephen A. Zelnick Profit Sharing Trust ("Cowen & Co."), (iii) 50,000 shares subject to warrants, exercisable within 60 days of the date hereof at $9.00 per share held in the name of Cowen & Co. (iv) 6,000 shares subject to warrants, exercisable within 60 days of the date hereof at $9.00 per share, (v) 55,556 shares issuable upon exercise of immediately exercisable warrants to purchase at $6.00 units comprised of 27,778 shares and warrants to purchase an additional 27,778 shares at $9.00 per share.
(12) Includes 233,999 shares subject to stock options and 148,853 shares subject to warrants all of which are exercisable within sixty (60) days of the date hereof.
(13) Based solely upon an amendment to Schedule 13G filed by Cumberland Associates LLC with the Securities and Exchange Commission on 2/12/99.
(14) Based solely upon an amendment to Schedule 13G filed by Gintel Asset Management Inc. with the Securities and Exchange Commission on 2/12/99.
(15) Based solely upon Schedule 13D filed by Little Wing Partners LP with the Securities and Exchange Commission on 9/19/97.

Item 12. Certain Relationships and Related Transactions

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

                                         Milestone Scientific Inc.


                                         By: /s/ Leonard A. Osser
                                         ---------------------------------------
                                         Leonard A. Osser,
                                         Chairman and Chief Executive Officer
Dated: April 30, 1999