Form 10QSB
period 1999-03-31
MILESTONE SCIENTIFIC INC/NJ
filed 1999-05-14
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 1999
---------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number 0-26284
                       -------

                            MILESTONE SCIENTIFIC INC.
                            -------------------------
             (Exact name of Registrant as specified in its charter)

  Delaware                                                          13-3545623
  ----------------------------------------------------------------------------
  State or other jurisdiction                                 (I.R.S. Employer
  of organization)                                         Identification No.)

              220 South Orange Avenue, Livingston, New Jersey 07039
              -----------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (973) 535-2717
                                 --------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 14, 1999 the Registrant had a total of 8,717,882 shares of Common Stock, $.001 par value, outstanding.

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

                                      INDEX

PART I.      FINANCIAL INFORMATION                                         Page

     ITEM 1. Condensed Consolidated Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets at March 31,
             1999 and December 31, 1998                                      4

             Condensed Consolidated Statements of Operations
             for the three months ended March 31, 1999 and 1998              5

             Condensed Consolidated Statements of Cash Flows
             for the three months ended March 31, 1999 and 1998              6

             Notes to Condensed Consolidated Financial Statements            7

     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            13

PART II. OTHER INFORMATION

     ITEM 6. Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                                  17

                          Part 1. Financial Information

ITEM 1. Condensed Consolidated Financial Statements

                   Milestone Scientific Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                       March 31          December 31
                                                                                         1999                1998
                                                                                    -------------        ------------
                 ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                          $2,442,234            $316,706
   Investments - treasury bills                                                        1,750,000           3,267,940
   Accounts receivable                                                                   540,769             430,907
   Inventories                                                                         1,630,124           1,255,262
   Prepaid expenses                                                                      178,144             127,263
                                                                                     -----------          ----------
               Total current assets                                                    6,541,271           5,398,078

PROPERTY AND EQUIPMENT, NET                                                            1,972,181           2,031,870
PATENTS                                                                                1,675,136           1,736,275
OTHER ASSETS                                                                              29,391              29,997
                                                                                     -----------          ----------
                                                                                     $10,217,979          $9,196,220
                                                                                     ===========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit - bank                                                                 $200,000            $150,000
  Accounts payable                                                                       855,641             544,705
  Accrued expenses                                                                       144,947             165,302
                                                                                     -----------          ----------
               Total current liabilities                                               1,200,588             860,007
                                                                                     -----------          ----------
SENIOR CONVERTIBLE NOTES

STOCKHOLDERS' EQUITY                                                                   2,250,000
                                                                                     -----------          ----------
Common stock, par value $.001; authorized,
  25,000,000 shares; 8,817,822 issued as of March 31,
  1999 and December 31, 1998                                                               8,818               8,818
Additional paid-in capital                                                            30,111,734          30,111,734
Accumulated deficit                                                                  (22,441,645)        (20,872,823)
Treasury stock, at cost, 100,000 shares                                                 (911,516)           (911,516)
                                                                                     -----------          ----------
                Total stockholders' equity                                             6,767,391           8,336,213
                                                                                     -----------          ----------
                Total liabilities and stockholders' equity                           $10,217,979          $9,196,220
                                                                                     ===========          ==========

The accompanying notes are an integral part of these statements

                   Milestone Scientific Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the three months ended March 31,
                                   (unaudited)

                                                          1999           1998
                                                      -----------    -----------

        Revenues                                         $668,170     $5,260,149
        Cost of sales                                     499,314      2,681,891
                                                      -----------    -----------
        Gross profit                                      168,856      2,578,258
                                                      -----------    -----------
        Selling, general and                            1,688,464      2,259,491
            administrative expenses                        68,846        130,167
                                                      -----------    -----------
        Research and development expenses               1,757,310      2,389,658
                                                      -----------    -----------
              Income (loss) from operations            (1,588,454)       188,600

        Interest income (net)                              19,632        169,479
                                                      -----------    -----------
                NET INCOME (LOSS)                     $(1,568,822)      $358,079
                                                      ===========    ===========

        Income (loss) per share - basic and diluted         $(.18)          $.04
                                                      ===========    ===========
        Weighted average shares outstanding             8,717,882      8,733,373
                                                      ===========    ===========

See notes to consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the three months ended March 31,
                                   (unaudited)

                                                            1999           1998
                                                        -----------    -----------
Cash flows from operating activities
  Net income (loss)                                     $(1,568,822)   $   358,079
  Adjustments to reconcile net loss to
  net cash used in operating activities
     Amortization                                            61,139         61,138
     depreciation                                           118,314         49,122
     Compensation expense                                                   94,805
     Changes in assets and liabilities
          Other assets                                          606            326
          Accounts receivable                              (109,862)    (3,432,126)
          Inventories                                      (374,862)       417,922
          Prepaid expenses                                  (50,881)      (138,077)
          Accounts payable                                  310,936        733,964
          Accrued expenses                                  (20,355)       421,305
                                                        -----------    -----------
   Net cash used in operating activities                 (1,633,787)    (1,433,542)
                                                        -----------    -----------
Cash flows from investing activities
   Capital expenditures                                     (58,625)    (1,658,099)
   Sale and (purchase) of treasury bills, net             1,517,940     (2,055,722)
                                                        -----------    -----------
  Net cash provided by (used in) investing activities     1,459,315     (3,713,821)
                                                        -----------    -----------
Cash flows from financing activities
  Net proceeds from issuance of senior notes              2,250,000
  Net proceeds from issuance of common stock                             1,042,284
  Borrowing (repayment) under line of credit                 50,000        (25,000)
                                                        -----------    -----------
  Net cash provided by financing activities               2,300,000      1,017,284
                                                        -----------    -----------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                    2,125,528     (4,130,079)

Cash and cash equivalents at beginning of period            316,706      9,775,019
                                                        -----------    -----------
Cash and cash equivalents at end of period              $ 2,442,234    $ 5,644,940
                                                        ===========    ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest              $     3,931    $     4,841
                                                        -----------    -----------

See notes to consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

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

      These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1998 financial statements.

      In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of March 31, 1999 and the results of operations for the three month period ended March 31, 1999 and March 31, 1998 and cash flows for the three month period ended March 31, 1999 and 1998, respectively.

      The results reported for the three month period ended March 31, 1999 are not necessarily indicative of the results of operations, which may be expected for a full year.

NOTE 2 - REALIZATION OF ASSETS

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. However, the Company has sustained substantial losses from operations after the introduction of its Wand(TM) product, and has experienced significant returns of this product subsequent to its first fiscal quarter in 1998. In addition, the Company has used, rather than provided, cash in its operations during the three-month period ended March 31, 1999.

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

      Based on management's belief that The Wand(TM), is a major advance in dentistry and may ultimately become the accepted method for delivering local dental anesthesia, the Company is taking steps that are aimed at growing and strengthening the end user base thereby gaining greater acceptance of The Wand(TM) and translating to increased revenue through higher disposable handpiece usage. These steps include a) expanding the market oversees,

      b) obtaining feedback and providing further support to current Wand users,
      c) increasing the number of dental schools which include The Wand(TM) in their curriculum, d) distributing new The Wand(TM) technique video and technical bulletins to its current users, e) conducting direct to patient advertising with specialized sales effort in test markets and f) maintaining a well trained service staff.

      As of March 31, 1999, the Company had approximately $4.2 million in aggregate cash, cash equivalents and treasury bills. Management believes that through the proper utilization of these existing funds and the expense reductions achieved through cost containment programs, it will have sufficient cash to meet its needs over the next twelve months.

NOTE 3 - LOSS PER SHARE

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

      For the three months ended March 31, 1999 and 1998, the assumed exercise of certain dilutive options and warrants were anti-dilutive. Accordingly, basic and diluted loss per share is based on the weighted average common shares outstanding.

      Options and warrants, in aggregate, to purchase 83,000 shares of common stock at $3 per share were issued in aggregate to one officer and certain key personnel during the three month ended March 31, 1999 but were not included in the computation of diluted loss per share because effect would have been anti-dilutive.

      Options and warrants, in aggregate, to purchase 157,000 shares of common stock at prices ranging from $21.25 to $23 per share were issued during the quarter ended March 31, 1998 but were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares.

      During the three months ended March 31, 1998 options and warrants to purchase 131,722 shares of common stock were exercised at prices ranging from $4.72 to $9 for which the company realized proceeds of $1,042,277

NOTE 4 - STOCK BASED COMPENSATION

      On January 15, 1999 the Company issued 83,000 options to certain of its employees having an exercise price of $3.00 which expire on January 15, 2004. In accordance with the proforma disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the total estimated fair value of the options (using the Black-Scholes Option Pricing Model) was $154,000, which is amortized over the related 3 year vesting period of these options. Accordingly, for the quarter ended March 31, 1999, the issuance of these options would have increased the net loss by $38,818 and have no effect on the loss per common share.

NOTE 5 - LITIGATION

      Spinello Lawsuits

      On March 26, 1997, Milestone and Spintech commenced legal action in the United States District Court of New Jersey against Ronald Spinello, DDS, former Chairman and Director of Research of Spintech. In the complaint, plaintiffs seek recovery of compensatory and punitive damages for extortion and tortuous interference with existing and prospective contract and business relationships, a declaratory judgment that Dr. Spinello has no personal rights to certain technology developed while he was employed as Director of Research of Spintech relating to the design and production of ancillary components of its computer controlled local anesthetic delivery system, a declaratory judgment that plaintiffs have not breached Dr. Spinello's employment agreement or the agreement for the initial purchase by Milestone of a 65% equity interest in Spintech and injunctive relief. On May 21, 1997, Dr. Spinello filed an answer and counterclaim which denies the material allegations of the complaint and seeks recovery for breach of the defendant's employment agreement, initiates a derivative action against Milestone with respect to various expenditures and actions for which Defendant, on behalf of Spintech, seeks an amount in excess of $75,000, alleges civil conspiracy against Milestone with respect to certain of those matters and the entry into the employment agreement with Defendant and seeks indemnification for expenses, including attorneys fees, in the pending action. On May 25, 1997, the Company filed a reply to counterclaims which denied all of the material allegations of the counterclaims. On December 30, 1997, Dr. Spinello made a motion for leave to join as an additional Defendant on Counterclaim the Company's Chairman, Leonard Osser, and to file an amended Answer and Counterclaim against the Company. Both the Company and Mr. Osser opposed the motion and in addition, the Company made a Cross-Motion to dismiss certain claims asserted in the initial Answer and Counterclaim. The additional claims which Dr. Spinello sought to assert against the Company include a fraud in the inducement claim based upon the alleged failure of the Plaintiffs to advise Dr. Spinello of the legal effects of his employment agreement; and a civil conspiracy claim. Dr. Spinello also sought to add a jury demand through his amended pleading. The Company's Cross-Motion sought to dismiss all of Dr. Spinello's claims, except his claim for unpaid salary, on the basis that his derivative claim is fatally defective because he did not make any demand upon Spintech, the entity on whose behalf he purports to bring suit, and his indemnification claim is fatally defective because the claims against him do not arise by reason of the fact that Dr. Spinello was an officer or director of Spintech.

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

      On March 5, 1999, the parties completed discovery. On April 15, 1999, the parties made various dispositive motions for summary judgment on almost all of the issues remaining in the case. The motions are scheduled to be heard by the Court on June 14, 1999. If the motions for summary judgment are not granted, the Court will hold a trial on any remaining issues in late 1999. The Company believes that it has meritorious defenses to Dr. Spinello's claims and meritorious claims against Dr. Spinello. Moreover, Milestone has been advised by its patent counsel that all technology developed by Dr. Spinello while employed by Spintech is owned by Spintech. The Company believes that ownership of the technology relating to these ancillary components which are the subject of this litigation in no way prevents the manufacture and sale of its anesthetic delivery system at economically viable prices.

      On May 20, 1997, Glenn R. Spinello filed a Complaint in the Court of Common Pleas, York County, Pennsylvania seeking damages as a result of the alleged breach of his Employment Agreement. On June 20, 1997, the Company and Spintech filed a notice of Removal which transferred venue of Glenn Spinello's lawsuit to the United States District Court for the Middle District of Pennsylvania. On June 27, 1997, the Company and Spintech filed an Answer to Glenn Spinello's Complaint which denied the material allegations of the Complaint and asserted counterclaims based upon Glenn Spinello's breach of his Employment Agreement. On July 27, 1997, Glenn Spinello filed a reply to the counterclaims by the Company and Spintech, denying the material allegations of the counterclaims. On March 16, 1999, the parties completed discovery. On April 16, 1999, Glenn Spinello made a motion for summary judgment on his claims against the Company, and on May 3, 1999 the Company filed its opposition thereto. If the motion is denied, the case should be scheduled for trial in late 1999. The Company believes it has meritorious defenses to Glenn Spinello's claims and meritorious counterclaims against Glenn Spinello.

      Class Action Lawsuit

      In 1998, several class action lawsuits were commenced against the Company, certain present and former executive officers, one outside director and consultants in the United States District Court for the District of New Jersey. The District Judge before whom the cases are pending has entered an order consolidating all of the class actions into one consolidated action. The Complaints contain generally overlapping and similar allegations of violations of the Securities Exchange Act of 1934, including allegations that the Company and certain of the other defendants violated the Act by issuing false and misleading financial statements and disseminating misleading statements about, among other things, the demand for the Company's principal product, its expected sales growth, the acceptance of that product by dental professionals, shipments during certain time periods and misrepresentations as to third-party evaluations of the efficacy of the product through failure to disclose the issuance of stock options to certain consultants. On October 22, 1998, the District Judge entered an order appointing lead plaintiff to represent the interests of all class members. On March 28, 1999, the District Judge appointed lead counsel to represent the class. On April 28, 1999, the class filed a consolidate and amended class action complaint, naming as defendants the Company and three present and former executive officer and director. The Consolidated Complaint alleges that the Company issued false and misleading statements concerning, among other things, certain studies and reports on the Company's products, the Company's backlog and the amount of reserve taken for returns. Milestone believes that the material allegations of the Consolidated Complaint does not state a cause of action under the Federal Securities Law and intends to move to dismiss the complaint for failure to state a claim. To the extent that the Court does not dismiss the complaint at this early stage, Milestone intends to vigorously defend against the Class Action. Specifically, Milestone believes that its financial statements presents fairly its results of operations, that the information which it has publicly disclosed does not contain any material misstatements or misrepresentations and that stock options issued to persons who published research reports were issued for other services for the Company, principally service as spokespersons and demonstrators of the Company's product. Further, the Company continues to believe that The Wand(TM) embodies superior technology, is a major advance in dentistry and may ultimately become the accepted method for delivering local dental anesthesia.

      Derivative Action Lawsuit

      In February 1999, a purported owner of Milestone stock, had commenced a derivative action on behalf of the Company, in the Court of Chancery of the State of Delaware in Newcastle County, against certain present and former executive officers and directors. In the action, plaintiff alleges that, based on the same facts as the class actions described above, the defendants engaged in violations of the securities laws, committed fraud and securities fraud, wasted corporate assets and damaged the Company's reputation. As a derivative action, even if the plaintiff is successful, any award, after deduction of plaintiff's costs and disbursements, would be payable to the Company. Nevertheless, Milestone believes that the material allegations of the complaint lack merit and intends to provide a legal defense for its present and former officers and directors in accordance with the indemnification provisions of its Certificate of Incorporation.

      Insurance Broker and Carrier

      In January 1999, the Company filed a complaint against its insurance broker (Frank Crystal Financial Services) and the two excess insurers [American Alliance and St. Paul] in the United States District Court for the District of New Jersey. American Alliance and St. Paul were in dispute with the Company because they claim that the Company did not timely submit the appropriate application. As a result, American Alliance refused to issue a policy and St. Paul, which issued a policy, has refused to cover the class actions described above. In April 1999, the Company reached a settlement of this action, as a result of which American Alliance issued the Excess Director's and Officer's Insurance Policy; the Company agreed that claims arising prior to the date of the policy were not covered by the policy and the parties reserved all of their arguments and positions with respect to any other coverage issues including those that resulted from the Consolidated and Amended Class Action Complaint referred to above.

NOTE 6 - EMPLOYEE BENEFIT PLANS

      In January 1999, the Company offered to all full-time employees, a Board approved 401K plan. The plan allows eligible employees to contribute into specified investments vehicle 2% to 15% of their before tax salaries, (up to the IRS limit). Although the plan does not contain any mandatory matching provision, it allows the Company to contribute a discretionary contribution on a matching and/or profit sharing basis. The Company's contributions, if any, vest in increments of 20%, beginning upon the completion of 2 years of service. An employee will become fully vested after completing 6 years of service.

NOTE 7 - PRIVATE PLACEMENT

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

NOTE 8 - WISDOM

      In April 1999, the Company discontinued its selling effort with regards to the Wisdom product line excluding Splatr Free(TM) prophy angles. The discontinued products generated net sales of $147,317 and an operating loss of $22,428 for the three months ended March 31, 1999. For the three months ended March 31, 1998, these products generated $455,147 in net sales and $55,159 of operating income.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

      The Company launched The Wand(TM) (a computer controlled system that enables virtually "painless" injections) during the first quarter of 1998. The products early success was then tempered by significant returns and declining sales during the last seven and a half months of 1998. Based on further research and development and user feedback, several product improvements were made. This has resulted in a significant decline in returns. During the last week of the first quarter of 1999, the Company began shipping The Wand to its international partners.

      Three month ended March 31, 1999 compared to three month ended March 31, 1998

Statement of Operations

      The results of operations for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, reflect a severe decline in the sales volume for The Wand(TM). As a result of a $4.3 million decline in net sales for The Wand(TM), including disposable handpieces, Company net sales for the three month ended March 31, 1999 were $668,170. This represents a $4,591,979 or 87% decrease when compared to net sales of $5,260,149 for the three months ended March 31, 1998. Also, cost of sales for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 declined from $2,681,891 to $499,314, a $2,182,577 reduction. For the three month March 31, 1999, the Company generated a gross profit of $168,856 as compared to a gross profit of $2,578,258 for the three month March 31, 1998.

      Selling, general and administrative expenses for the three month ended March 31, 1999 and March 31, 1998 were $1,688,464 and $2,259,492 respectively. The $571,028 or 25% decrease is primarily attributable to approximately $247,000 aggregate decrease in selling and marketing expenses associated with The Wand(TM) and a $285,000 reduction in general and administrative expenses. The latter reduction includes a decrease in corporate salaries of approximately $54,000 and a $94,805 decrease in compensation expense related to option grants.

      Research and development costs for the three months ended March 31, 1999 and March 31, 1998 were $68,846 and $130,167, respectively. The $61,321 decrease is primarily attributable to the cost incurred in developing "The Wand(TM)" during 1998.

      Net interest income for the three month ended March 31, 1999 and March 31, 1998 were $19,632 ad $169,479 respectively. The $149,847 decrease is primarily attributable to lower aggregate investing and higher aggregate borrowings under the Company's line of credit.

      The net loss for the three month ended March 31, 1999 was $1,568,822 and as compared to net income of $358,079 for the three months ended March 31, 1999. The decrease reflects a sharp decline in Wand(TM) sales volume.

      Liquidity and Capital Resources

      At March 31, 1999, the Company's working capital was $5,340,683 It consisted primarily of cash generated from private placements in March 1999 and from inventories.

      For the three month ended March 31, 1999, the Company increased cash and cash equivalents by $2,125,528, providing $1,459,315 from investing activities and $2,300,000 from financing activities.

      For the three month ended March 31, 1999, the Company's net cash used in operating activities was $1,633,787 This was primarily attributable to a net loss of $1,568,822, adjusted for non cash items of $61,139 for patent amortization, $118,314 for depreciation, a $109,862 increase in accounts receivable, a $374,862 increase in inventory, a $50,881 increase in prepaid expenses, a decrease in accrued expenses of $20,355 and a $310,936 increase in accounts payable

      The $1,459,315 provided by investing activities for the three month ended March 31, 1999 was attributable to the maturing of $1,517,940 in treasury bills, offset by $58,625 in capital expenditures. These expenditures covered retooling cost for product modifications.

      Financing activities provided $2,300,000 for the period. The Company, as described below, raised $2,000,000 in the institutional private placement and $250,000 from the sale of similar securities to its Chairman and CEO.

      As of March 31, 1999, the Company had approximately $4.2 million in aggregate cash, cash equivalents and treasury bills. This includes 2,250,000 raised through a private placement in March 1999 as detailed below. Management believes that through the proper utilization of these existing funds, the expense reductions achieved through cost containment programs, the Company will have sufficient cash to meet its needs for the next twelve months.

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

      During the first quarter of 1999, the Company achieved two major objectives in its international marketing effort. In January 1999, "The Wand(TM)" was approved under the Medical Device Directive 93/42/EEC, a requirement for all dental and medical devices distributed throughout the European Union. This authorizes the Company to apply the CE mark to the product. In February 1999, the Company entered into an agreement for the international distribution of "The Wand(TM)" by the Dent-X dental division of AFP Imaging Corporation ("AFP"), through the international distribution network previously established by AFP for its dental and medical products. Under the agreement, Milestone continues to be responsible for distribution of "The Wand(TM)" in the United States, Canada, China, Hong

      Kong and Taiwan. AFP assumed certain existing international distribution arrangements previously established by Milestone in South Africa, Israel and certain other countries. AFP has an extensive network of foreign distributors and representatives. Its foreign sales, or domestic sales for export, constituted more than one-third of its total sales in fiscal 1998. AFP is a medical and dental imaging equipment supplier whose products are widely applied in medical and dental diagnostics.

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

      Private Placement

      In March 1999, the Company received $2 million from an institutional private placement with Cumberland Partners, other investment funds managed by or affiliated with Cumberland Associates and certain principals of Cumberland Associates. An additional $250,000 was raised from Leonard Osser, Chairman and Chief Executive Officer of Milestone, under the same terms and conditions. The investors purchased, at face value, 3% Senior Convertible Notes Due 2003, convertible into Milestone Common Stock at prices increasing from $2.50 per share in the first year to $6.00 per share in the fourth year, subject to anti-dilution protection in the event of stock dividends and certain capital changes. The shares underlying the Notes have been registered by Milestone and the purchasers of the Notes have been granted rights to participate in certain future security offerings by Milestone.

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

(a)   Exhibits:
      NONE

(b)   Reports on Form 8-K:
      NONE

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned


                                           MILESTONE SCIENTIFIC INC.
                                           -------------------------
                                                  Registrant


                                           /s/ Thomas M. Stuckey
                                           -------------------------------------
                                           Thomas M. Stuckey, Vice President and
                                           Chief Financial Officer
Dated: May 14, 1999