Form 10KSB40/A
period 1998-12-31
MILESTONE SCIENTIFIC INC/NJ
filed 1999-07-08
CIK 855683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A2

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                           MILESTONE SCIENTIFIC, INC.

                            Form 10-KSB Annual Report
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
   Item 1.   Description of Business.......................................    4
   Item 2.   Description of Properties.....................................   15
   Item 3.   Legal Proceedings.............................................   15
   Item 4.   Submission of Matters to a Vote of Security Holders...........   17

PART II
   Item 5.   Market for Common Equity and Related Stockholder Matters......   18
   Item 6.   Management's Discussion and Analysis or Plan of Operations....   19
   Item 7.   Financial Statements..........................................   22
   Item 8.   Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure......................................   22

PART III
   Item 9.   Directors and Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange Act....   23
   Item 10.  Executive Compensation........................................   26
   Item 11.  Security Ownership of Certain Beneficial Owners and Management   28
   Item 12.  Certain Relationships and Related Transactions................   30
   Item 13.  Exhibits, List and Reports on Form 8-K........................   31

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

      Cost of sales for the years ended December 31, 1998 and December 31, 1997 were $10,144,796 and $1,857,465, respectively. The $8,287,331 increase is mainly attributable to the cost of sales for The Wand(TM).

      Included in the cost of sales for "The Wand(TM)" is a $1,243,986 writedown of the carrying value of the inventory and a $1,982,000 writedown in the net book value of fixed assets. The latter reduction includes a $269,000 obsolete equipment writeoff. The remainder or $1,712,982 is the writedown of new, yet unused semi automation equipment and molds. The semi automation equipment and molds were purchased for approximately $2,200,000 in anticipation of the rampup of disposable handpiece sales.

      For the year ended December 31, 1998, the Company incurred a gross loss of $1,340,561 as compared to a gross profit of $996,806 for the year ended December 31, 1997. The $2,337,367 decrease in mainly attributed to the costs of "The Wand(TM)" including the reduction in the carrying value of "The Wand(TM)" inventory and a writedown of the production equipment and molds associated with the product partially offset by "The Wand(TM)" sales.

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

      Net interest income for the years ended December 31, 1998 and December 31, 1997 were $414,676 and $220,877, respectively. The $193,799 increase was mainly attributable to investment income from the net proceeds of two private placements in 1997 and aggregate lower borrowings under the Company's line of credit.

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

      For the year ended December 31, 1998, the Company decreased cash and cash equivalents by $9,458,313 using $8,649,870 in operating activities and $3,587,311 in capital expenditures.

      For the year ended December 31, 1998 the Company's net cash used in operating activities was $8,649,870. This was primarily attributable to a net loss of $10,698,354 (adjusted for non cash items of $244,559 for patent amortization, $336,002 for depreciation, $1,982,321 loss on impairment of fixed assets, $1,243,986 loss on writedown of inventory and $221,452 for compensation expense), a $112,760 increase in accounts receivable, a $1,249,620 increase in inventory a $29,484 increase in prepaid expenses, a decrease in accounts payable of $509,250 and a decrease in accrued expenses of $82,131.

      The $1,076,882 used in investing activities for the year ended December 31, 1998 was attributable to $3,587,311 in capital expenditures, offset by the maturing of $2,510,429 in treasury bills.

      Financing activities provided $268,439 for the period. The Company received $1,204,955 as 119,591 warrants and 36,425 options were exercised. In June 1998 the Company used $911,516 to repurchase 100,000 shares of its stock. The Company's Wisdom subsidiary decreased its borrowing under its line of credit by $25,000.

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

-------------

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

                           Summary Compensation Table

                                                    Long-Term Compensation
                                               --------------------------------
                                 Annual
                              Compensation           Awards          Payouts
                             ----------------  ------------------  ------------
   Name and                                       Common Stock      All Other
   Principal                     Salary        Underlying Options  Compensation
   Position           Year         ($)                 (#)             ($)
-----------------    ------  ----------------  ------------------  ------------

Leonard A. Osser      1998       280,395 (1)          50,000
  Chief Executive     1997       267,768 (2)         150,000
  Officer and         1996       265,719 (3)
  Chairman

Daniel R. Martin(4)   1998       139,221              75,000

---------------

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

------------
(1)   Options vest 7/2/02
(2)   Options vest in three equal installments beginning 2/25/99
(3)   Options vest in three equal installments beginning 5/4/99

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table, together with the accompanying footnotes, sets forth information, as of March 26, 1999, regarding stock ownership of all persons known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, certain executive officers, all directors, and all directors and officers of the Company as a group:

                                                 Shares of
                                               Common Stock
                                               Beneficially       Percentage of
  Name of Beneficial Owner (1)                   Owned (2)          Ownership
----------------------------------             --------------      -------------

Executive Officers and Directors
Leonard Osser...............................   1,963,300 (3)         22.39%
Daniel R. Martin............................      27,100 (4)              *
Thomas M. Stuckey ..........................      16,223 (5)              *
Paul Gregory................................      20,150 (6)              *
Larry Haimovitch............................      20,156 (7)              *
Louis I. Margolis...........................      84,000 (8)              *
Leonard M. Schiller.........................      65,594 (9)              *
David Sultanik..............................      20,000 (10)             *
Stephen A. Zelnick..........................     232,556 (11)         2.62%
All Directors and Officers as a group ......   2,449,079 (12)        26.91%

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

                                       Milestone Scientific Inc.


                                       By: /S/ Leonard Osser
                                           ------------------------------------
                                           Leonard Osser,
                                           Chairman and Chief Executive Officer

Date: June 23, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on June 23, 1999.

         Signature           Date                 Title
         ---------           ----                 -----

/s/Leonard Osser             June 23, 1999     Chairman, and Chief Executive
--------------------------                     Officer
         Leonard Osser

/s/Thomas M. Stuckey         June 23, 1999     Vice President and Chief
--------------------------                     Financial Officer
         Thomas M. Stuckey

/s/Daniel R. Martin          June 23, 1999     Director
--------------------------
         Daniel R. Martin

                             June 23, 1999     Director
--------------------------
         David Sultanik

/s/Stephen A. Zelnick        June 23, 1999     Director
--------------------------
       Stephen A. Zelnick

/s/Louis Margolis            June 23, 1999     Director
--------------------------
          Louis Margolis

                             June 23, 1999     Director
--------------------------
         Larry Haimovitch

/s/Leonard Schiller          June 23, 1999     Director
--------------------------
         Leonard Schiller

/s/Paul Gregory              June 23, 1999     Director
--------------------------
         Paul Gregory

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
                                                             =======     =======

Supplemental schedule of noncash investing and financing activities:

In 1997, 58,000 shares of common stock were issued for services performed associated with the 1997 private placement. The value of the above shares ($369,750), deferred financing and other costs incurred in 1996 was applied against the net proceeds in 1997.

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

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1997 and 1998

NOTE A (continued)

      Subsequent to year-end, the Company achieved two major objectives in its international marketing effort. In January 1999, The Wand(TM) was approved under the Medical Device Directive 93/42/EEC, a requirement for all dental and medical devices distributed throughout the European Union. This authorizes the Company to apply the CE mark to the product. In February 1999, the Company entered into an agreement for the international distribution by the Dent-X dental division of AFP Imaging ("AFP") of The Wand(TM), through the international distribution network previously established by AFP for its dental and medical imaging products, intraoral video cameras, digital X-ray systems and other dental products. Under the agreement, Milestone would continue to be responsible for distribution of The Wand(TM) in the United States, Canada, China, Hong Kong and Taiwan. AFP would assume certain existing international distribution arrangements previously established by Milestone in South Africa, Israel and certain other countries. AFP has an extensive network of foreign distributors and representatives. AFP is a medical and dental imaging equipment supplier whose products are applied in medical and dental diagnostics.

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

      In March 1996, the Company, together with one of its officers, founded Princeton PMC, Inc. ("Princeton PMC") as a marketing company. The Company acquired the remaining outstanding shares of Princeton PMC, Inc. common stock owned by the officer in November 1996, making Princeton PMC, Inc. a wholly-owned subsidiary. In December 1996, the Company acquired Sagacity I, Inc. ("Sagacity"), doing business in the United States as the Wisdom Toothbrush Co. ("Wisdom"), and obtained United States distribution rights to the Wisdom line of toothbrushes and prophylaxis products (see Note D). Wisdom had an exclusive three-year distributor agreement in the United States, Canada and other areas with Wisdom Toothbrushes Limited ("Wisdom UK"). This agreement was mutually terminated in March 1999.

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

      11.   Product Sales

            During 1997 and 1998 the Company had the following domestic product sales which comprises its total sales in the accompanying financial statements:

                                                             1997         1998
                                                         ----------   ----------

            Wand System Kits and Handpieces                           $6,622,000
            Wisdom products                              $2,854,271    2,182,235
                                                         ----------   ----------

                                                         $2,854,271   $8,804,235
                                                         ==========   ==========

NOTE C - PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at December 31:

                                                             1997         1998
                                                         ----------   ----------

            Furniture and fixtures                       $       --   $  174,914
            Office equipment                                     --      191,200
            Trade show displays                             358,955      116,583
            Tooling equipment                                93,467    2,032,214
            Computers and software                          405,833       24,097
                                                         ----------   ----------

                                                            858,255    2,539,008

            Less accumulated depreciation                    95,373      507,138
                                                         ----------   ----------

                                                         $  762,882   $2,031,870
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

      Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, and some options have a two- to five-year vesting period, the pro forma effect will not be fully reflected until 2000.

      The weighted-average fair value of the individual options granted during 1997 and 1998 was estimated as $2.78 and $15.25, respectively, on the date of grant. The fair value for 1997 and 1998 was determined using a Black-Scholes option-pricing model with the following assumptions:

                                                     1997           1998
                                                 -----------     ---------

            Dividend yield                          --            --
            Volatility                              52.74%       126.13%
            Risk-free interest rate                  6.34          5.60
            Forfeiture rate                         --            --
            Expected life                          3-5 years     3-5 years

      Stock option activity during 1997 - 1998 is summarized below:

                                             Shares of common        Weighted-average
                                           stock attributable to     exercise price of
                                           options and warrants    options and warrants
                                           --------------------    --------------------
            Unexercised at December 31, 1996       535,000                $ 6.11
            Granted                              3,240,487                  7.24
            Exercised                           (1,371,366)                 6.04
            Forfeited                                   --                    --
                                                ----------
            Unexercised at December 31, 1997     2,404,121                  7.67
                                                ==========

            Granted                                272,000                 18.60
            Exercised                             (156,016)                 8.30
            Forfeited                             (152,575)                11.36
                                                ----------
            Unexercised at December 31, 1998     2,367,530                $ 8.64
                                                ==========

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1997 and 1998

NOTE F (continued)

      The following table summarizes information concerning outstanding and exercisable options at December 31, 1998:

                                                            Options and warrants
                      Options and warrants outstanding          exercisable
                  --------------------------------------    --------------------
                                 Weighted-
                                  average      Weighted-               Weighted-
                                 remaining      average                 average
                    Number      contractual    exercise                exercise
Exercise prices   outstanding   life (years)     price       Number      price
---------------   -----------   ------------   ---------     ------    ---------

  1.563                5,000        5           $1.563
  4.720              207,231        3            4.720       207,231    $4.720
  5.125              192,000        3            5.125       151,998     5.125
  5.375               75,000        2            5.375        75,000     5.375
  5.750               50,000        4            5.750        16,666     5.750
  6.000               30,000        1            6.000        30,000     6.000
  6.500               73,000        4            6.500        34,332     6.500
  6.875               15,000        3            6.875        15,000     6.875
  7.000              106,500        4            7.000        35,500     7.000
  7.560               43,500        4            7.560        14,500     9.000
  9.000            1,353,299        3            9.000     1,353,299        --
 15.825              185,000        5           17.114            --        --
 23.00                32,000        5           23.000            --        --
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

      Sagacity

      In November 1997, Sagacity extended its lease term for its facilities for one year and expanded its space. In addition, in March 1997, Wisdom signed a three-year lease agreement for its Telemarketing Department.

      In December 1998, Sagacity extended its lease term for half of its facilities for one year and the remainder, per the landlord's stipulation, on a monthly basis.

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

      2. The Company has consulting agreements with two dentists, which provide for aggregate base compensation of $181,000 per annum. These agreements are renewable in 1999 at the discretion of management.

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

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1997 and 1998

NOTE O - SUBSEQUENT EVENTS

      Private Placement

      In March 1999, the Company concluded a $2 million institutional private placement with Cumberland Partners, other investment funds managed by or affiliated with Cumberland Associates and certain principals of Cumberland Associates. An additional $250,000 was raised from the Chairman and Chief Executive Officer of Milestone, under the same terms and conditions. The investors purchased, at face value, 3% Senior Convertible Notes Due 2003, convertible into Milestone Common Stock at prices increasing from $2.50 per share in the first year to $6.00 per share in the fourth year, subject to antidilution protection in the event of stock dividends and certain capital changes. Purchasers of the Notes were granted rights to participate in certain future security offerings by Milestone.

      International Distribution Agreement

      In February 1999, the Company entered into an agreement for the international distribution by the Dent-X dental division of AFP Imaging ("AFP"), a medical equipment and supplies provider, of The Wand(TM), through the international distribution network previously established by AFP for its dental and medical imaging products, intraoral video cameras, digital X-ray systems and other dental products.

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