Form 10QSB
period 1999-06-30
MILESTONE SCIENTIFIC INC/NJ
filed 1999-08-12
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 1999
                               -------------

                                       OR

|_|          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number 0-26284
                       -------

                            MILESTONE SCIENTIFIC INC.
                            -------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                           13-3545623
         -------------------------------------------------------------
         State or other jurisdiction                  (I.R.S. Employer
         of organization)                          Identification No.)

              220 South Orange Avenue, Livingston, New Jersey 07039
              -----------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (973) 535-2717
                                 --------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 11, 1999 the Registrant had a total of 8,717,882 shares of Common Stock, $.001 par value, outstanding.

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

                                      INDEX

PART I.       FINANCIAL INFORMATION                                         Page

     ITEM 1.  Condensed Consolidated Financial Statements (unaudited)         4

              Condensed Consolidated Balance Sheets at June 30,
              1999 and December 31, 1998                                      4

              Condensed Consolidated Statements of Operations
              for the six and three months ended June 30, 1999 and 1998       5

              Condensed Consolidated Statements of Cash Flows
              for the six months ended June 30, 1999 and 1998                 6

              Notes to Condensed Consolidated Financial Statements            7

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            13

PART II.      OTHER INFORMATION

     ITEM 4.  Submission of Matters to Vote of Security Holders              18

     ITEM 6.  Exhibits and Reports on Form 8-K                               18

SIGNATURES                                                                   19

                          Part 1. Financial Information

ITEM 1. Condensed Consolidated Financial Statements

                   Milestone Scientific Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                        June 30       December 31
                                                          1999            1998
                                                      ------------    ------------
             ASSETS

CURRENT ASSETS
   Cash and cash equivalents                          $    776,650    $    316,706
   Investments - treasury bills                          1,675,424       3,267,940
   Accounts receivable                                     284,977         430,907
   Inventories                                           1,635,652       1,255,262
   Prepaid expenses                                        295,554         127,263
                                                      ------------    ------------

         Total current assets                            4,668,257       5,398,078

PROPERTY AND EQUIPMENT, NET                              1,874,772       2,031,870
PATENTS, NET                                             1,614,002       1,736,275
OTHER ASSETS                                                10,317          29,997
                                                      ------------    ------------

                                                      $  8,167,348    $  9,196,220
                                                      ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit - bank                               $     50,000    $    150,000
  Accounts payable                                         433,848         544,705
  Accrued expenses                                         243,670         165,302
                                                      ------------    ------------
         Total current liabilities                         727,518         860,007
                                                      ------------    ------------

SENIOR CONVERTIBLE NOTES                                 2,250,000
                                                      ------------    ------------

STOCKHOLDERS' EQUITY
Common stock, par value $.001; authorized,
  25,000,000 shares; 8,817,822 issued as of June
  30,1999 and December 31, 1998                              8,818           8,818
Additional paid-in capital                              30,111,734      30,111,734
Accumulated deficit                                    (24,019,206)    (20,872,823)
Treasury stock, at cost, 100,000 shares                   (911,516)       (911,516)
                                                      ------------    ------------
         Total stockholders' equity                      5,189,830       8,336,213
                                                      ------------    ------------
         Total liabilities and stockholders' equity   $  8,167,348    $  9,196,220
                                                      ============    ============

The accompanying notes are an integral part of these statements

                   Milestone Scientific Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the six and three months ended June 30,
                                   (unaudited)

                                           Six Months Ended             Three Months Ended
                                                June 30                      June 30
                                          1999           1998           1999           1998
                                          ----           ----           ----           ----
Net Sales                             $ 1,534,154    $ 7,114,302    $   865,984    $ 1,854,153
Cost of sales                             816,771      4,992,626        317,457      2,310,735
                                      -----------    -----------    -----------    -----------

Gross profit (loss)                       717,383      2,121,676        548,527       (456,582)
                                      -----------    -----------    -----------    -----------

Selling, general and
    Administrative expenses             3,704,619      4,996,661      2,016,155      2,737,170
Research and development expenses         109,456        245,541         40,610        115,374
                                      -----------    -----------    -----------    -----------
                                        3,814,075      5,242,202      2,056,765      2,852,544
                                      -----------    -----------    -----------    -----------

          Loss from operations         (3,096,692)    (3,120,526)    (1,508,238)    (3,309,126)

Loss from termination of
   Wisdom product line                    (76,345)            --        (76,345)            --
Interest income, net                       26,654        281,291          7,022        111,812
                                      -----------    -----------    -----------    -----------

                Net loss              $(3,146,383)   $(2,839,235)   $(1,577,561)   $(3,197,314)
                                      ===========    ===========    ===========    ===========

Loss per share -- basic and diluted   $      (.36)   $      (.32)   $      (.18)   $      (.36)
                                      ===========    ===========    ===========    ===========

Weighted average shares outstanding     8,717,882      8,755,501      8,717,882      8,777,385
                                      ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these statements

                   Milestone Scientific Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the six months ended June 30,
                                   (unaudited)

                                                               1999           1998
                                                               ----           ----
Cash flows from operating activities
  Net loss                                                 $(3,146,383)   $(2,839,235)
  Adjustments to reconcile net loss
  to net cash used in operating activities
     Amortization                                              141,672        122,277
     Depreciation                                              227,276        203,522
     Compensation expense                                           --        221,452
     Changes in operating assets and liabilities
          Accounts receivable                                  145,930     (1,181,403)
          Inventories                                         (380,390)    (1,315,230)
          Prepaid expenses                                    (168,291)      (229,202)
          Other assets                                             281            932
          Accounts payable                                    (110,857)     1,892,999
          Accrued expenses                                      78,368        212,257
                                                           -----------    -----------

   Net cash used in operating activities                    (3,212,394)    (2,911,631)
                                                           -----------    -----------
Cash flows from investing activities
   Capital expenditures                                        (70,178)    (3,896,642)
   Sale and (purchase) of treasury bills, net                1,592,516       (153,831)
                                                           -----------    -----------

  Net cash provided by (used in) investing activities        1,522,338     (4,050,473)
                                                           -----------    -----------

Cash flows from financing activities
  Net proceeds from issuance of senior convertible notes     2,250,000             --
  Net proceeds from issuance of common stock                        --      1,204,955
  Repayment under line of credit                              (100,000)       (75,000)
  Treasury Stock Purchase                                           --       (911,516)
                                                           -----------    -----------

  Net cash provided by financing activities                  2,150,000        218,439
                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                         459,944     (6,743,665)

Cash and cash equivalents at beginning of period               316,706      9,775,019
                                                           -----------    -----------

Cash and cash equivalents at end of period                 $   776,650    $ 3,031,354
                                                           ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                 $     6,458    $     8,071
                                                           ===========    ===========

The accompanying notes are any integral part of these statements.

                   Milestone Scientific Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999

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

      In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the three month and six month periods ended June 30, 1999 and June 30, 1998 and cash flows for the six month periods ended June 30, 1999 and 1998, respectively.

      The results reported for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results of operations which may be expected for a full year.

NOTE 2 - REALIZATION OF ASSETS

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations after the introduction of its Wand(TM) product, and had experienced significant returns of this product subsequent to its first fiscal quarter in 1998. In addition, the Company has used, rather than provided, cash in its operations during the six-month period ended June 30, 1999.

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

      Based on management's belief that The Wand(TM), is a major advance in dentistry and may ultimately become the accepted method for delivering local dental anesthesia, the Company is taking steps that are aimed at growing and strengthening the end user base thereby gaining greater acceptance of The Wand(TM) and translating to increased revenue through higher disposable handpiece usage. These steps include a) expanding the market overseas,

      b) obtaining feedback and providing further support to current Wand users,
      c) increasing the number of dental schools which include The Wand(TM) in their curriculum, d) distributing The Wand(TM) technique videos and technical bulletins to its current users, e) conducting direct to patient advertising with specialized sales effort in test markets and f) maintaining a well trained service staff.

      As of June 30, 1999, the Company had approximately $2.5 million in aggregate cash, cash equivalents and treasury bills. Management believes that through the proper utilization of these existing funds, revenues generated through international distributors and the expense reductions achieved through cost containment programs, it will have sufficient cash to meet its needs over the next twelve months.

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

      For the three and six months ended June 30, 1999 and 1998, the assumed exercise of certain dilutive options and warrants were anti-dilutive. Accordingly, basic and diluted loss per share is based on the weighted average common shares outstanding.

      Options and warrants, in aggregate, to purchase 83,000 shares of common stock at $3 per share and to purchase 5,000 at $2.00 per share, were issued in aggregate to one officer and certain key personnel during the six months ended June 30, 1999 but were not included in the computation of diluted loss per share because effect would have been anti-dilutive.

      Options and warrants, in aggregate, to purchase 252,000 shares of common stock at prices ranging from $15.82 to $23.69 per share were issued during the six months ended June 30, 1998 but were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares.

      During the six months ended June 30, 1998 options and warrants to purchase 156,016 shares of common stock were exercised at prices ranging from $4.72 to $9 for which the company realized proceeds of $1,204,955.

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

      On March 5, 1999, the parties completed discovery. On April 15, 1999, the parties made various dispositive motions for summary judgment on almost all of the issues remaining in the case. The motions were submitted to the Court on June 14, 1999. If the motions for summary judgment are not granted, the Court will hold a trial on any remaining issues in late 1999. The Company believes that it has meritorious defenses to Dr. Spinello's claims and meritorious claims against Dr. Spinello. Moreover, Milestone has been advised by its patent counsel that all technology developed by Dr. Spinello while employed by Spintech is owned by Spintech. The Company believes that ownership of the technology relating to these ancillary components which are the subject of this litigation in no way prevents the manufacture and sale of its anesthetic delivery system at economically viable prices.

      On May 20, 1997, Glenn R. Spinello filed a Complaint in the Court of Common Pleas, York County, Pennsylvania seeking damages as a result of the alleged breach of his Employment Agreement. On June 20, 1997, the Company and Spintech filed a notice of Removal which transferred venue of Glenn Spinello's lawsuit to the United States District Court for the Middle District of Pennsylvania. On June 27, 1997, the Company and Spintech filed an Answer to Glenn Spinello's Complaint which denied the material allegations of the Complaint and asserted counterclaims based upon Glenn Spinello's breach of his Employment Agreement. On July 27, 1997, Glenn Spinello filed a reply to the counterclaims by the Company and Spintech, denying the material allegations of the counterclaims. On March 16, 1999, the parties completed discovery. On April 16, 1999, Glenn Spinello made a motion for summary judgment on his claims against the Company, and on May 3, 1999 the Company filed its opposition thereto. The motion has been submitted to the Court for decision. If the motion is denied, the case should be scheduled for trial in late 1999. The Company believes it has meritorious defenses to Glenn Spinello's claims and meritorious counterclaims against Glenn Spinello.

      Class Action Lawsuit

      In 1998, several class action lawsuits were commenced against the Company, certain present and former executive officers, one outside director and consultants in the United States District Court for the District of New Jersey. The District Judge before whom the cases are pending has entered an order consolidating all of the class actions into one consolidated action. The Complaints contain generally overlapping and similar allegations of violations of the Securities Exchange Act of 1934, including allegations that the Company and certain of the other defendants violated the Act by issuing false and misleading financial statements and disseminating misleading statements about, among other things, the demand for the Company's principal product, its expected sales growth, the acceptance of that product by dental professionals, shipments during certain time periods and misrepresentations as to third-party evaluations of the efficacy of the product through failure to disclose the issuance of stock options to certain consultants. On October 22, 1998, the District Judge entered an order appointing lead plaintiff to represent the interests of all class members. On March 28, 1999, the District Judge appointed lead counsel to represent the class. On April 28, 1999, the class filed a Consolidated and Amended Class Action Complaint, naming as defendants the Company and three present and former executive officer and director. The Consolidated Complaint alleges that the Company issued false and misleading statements concerning, among other things, certain studies and reports on the Company's products, the Company's backlog and the amount of reserve taken for returns. Milestone believes that the material allegations of the Consolidated Complaint does not state a cause of action under the Federal Securities Law and on May 21, 1999 served a motion to dismiss the Consolidated Complaint for failure to state a claim. The class has responded to the motion and the Company intends to file a reply. The Motion is scheduled to be submitted to the Court in September 1999. To the extent that the Court does not dismiss the Consolidated Complaint at this early stage, Milestone intends to vigorously defend against the Class Action. Specifically, Milestone believes that its financial statements presented fairly its results of operations, that the information which it has publicly disclosed did not contain any material misstatements or misrepresentations and that stock options issued to persons who published research reports were issued for other services for the Company, principally service as spokespersons and demonstrators of the Company's product. Further, the Company continues to believe that The Wand(TM) embodies superior technology, is a major advance in dentistry and may ultimately become the accepted method for delivering local dental anesthesia.

      Derivative Action Lawsuit

      In February 1999, a purported owner of Milestone stock, had commenced a derivative action on behalf of the Company, in the Court of Chancery of the State of Delaware in Newcastle County, against certain present and former executive officers and directors. In the action, plaintiff alleges that, based on the same facts as the class actions described above, the defendants engaged in violations of the securities laws, committed fraud and securities fraud, wasted corporate assets and damaged the Company's reputation. As a derivative action, even if the plaintiff is successful, any award, after deduction of plaintiff's costs and disbursements, would be payable to the Company. Nevertheless, Milestone believes that the material allegations of the complaint lack merit and intends to provide a legal defense for its present and former officers and directors in accordance with the indemnification provisions of its Certificate of Incorporation. Because the allegations of the Derivative Complaint are so closely tied to the allegations of the Class Complaint, the Derivative Plaintiff's counsel has agreed with the Company that no response to the Derivative Complaint is due until 60 days after the Court in the Class Action decides the motion to dismiss.

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

      On June 24, 1999 American Alliance filed a complaint in the United States District Court for the Southern District of New York seeking a declaratory judgment that it is not liable under its policy for the claim asserted in the amended class complaint as the derivative complaint. The Company intends to vigorously defend against the American Alliance action and intends to move to dismiss that action. In addition, on July 9, 1999 the Company filed its own declaratory judgment action against American Alliance and St. Paul in the United States District Court for the District of New Jersey seeking a declaration that the claims asserted in the Consolidated Complaint in the Class Action and in the Derivative Action are covered by the Excess Director's and Officer's Insurance Policies. That action is in its early stages and no response to the Complaint has yet been filed.

NOTE 5 - EMPLOYEE BENEFIT PLANS

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

NOTE 6 - PRIVATE PLACEMENT

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

NOTE 7 - WISDOM PRODUCT LINE

      In April 1999, the Company discontinued its selling effort with regards to the Wisdom product line excluding SplatrFree(TM) prophy angles. The discontinued products generated net sales of $174,086 and an operating loss of $52,911 for the six months ended June 30, 1999. For the six months ended June 30, 1998, these products generated $911,834 in net sales and operating income of $89,195. In terminating the product line the Company incurred $76,345 of expenses, including $19,291 for uncollectible receivables, $15,692 in aggregate termination compensation and employee benefits, $5,066 for a lease buyout, $18,793 in previously unamortized acquisition costs and $17,503 to write off inventory.

      The Company had a line of credit which had originally been secured by the assets associated with the Wisdom product line. In June 1999, the Company obtained a thirty day extension of its $250,000 line of credit with some temporary modifications including a line reduction. On July 26, 1999, the Company notified its lender that the Company would no longer be utilizing the line and remitted the outstanding balance of $50,000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

      The Company launched The Wand(TM) (a computer controlled system that enables virtually "painless" injections) during the first quarter of 1998. The product's early success was then tempered by significant returns and declining sales during the last seven and a half months of 1998. Based on further research and development and user feedback, several product improvements were made. This has resulted in a significant decline in returns. Furthermore, in January 1999, the Company received approval to apply the CE mark to "The Wand" for European distribution. The Company began shipping "The Wand" to its international partners during the last week of March 1999.

      Three months ended June 30, 1999 compared to three months ended June 30, 1998

Statement of Operations

      Net sales for the three months ended June 30, 1999 and June 30, 1998 were $865,984 and $1,854,153 respectively. The $988,169 or 53% decrease reflects a sharp decline in Wand sales volume (including disposable handpieces) partially offset by a decrease in returns and a lower return reserve. The Wisdom product line had generated approximately $510,000 in net sales for the three months ended June 30, 1998. For the quarter ended June 30, 1999, approximately $583,000 in revenue was generated through sales to international distributors. Also, domestic handpieces sales increased 15% as compared to the first quarter of 1999, generating $198,000 in revenue.

      Cost of sales for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 declined from $2,310,735 to $317,457, a $1,993,278 reduction. The reduction is primarily attributable to lower sales volume and to lower returns for the Wand (including disposable handpieces). It also reflects a decrease in average product costs due to prior period inventory writedowns. Also, costs of sales attributable to the Wisdom product line were approximately $305,000 for the three months ended June 30, 1998.

      For the three month June 30, 1999, the Company generated a gross profit of $548,527 as compared to a gross loss of $456,582 for the three month June 30, 1998.

      Selling, general and administrative expenses for the three month ended June 30, 1999 and June 30, 1998 were $2,016,155 and $2,737,170 respectively. The $721,015 or 26% decrease is primarily attributable to approximately $538,000 aggregate decrease in selling and marketing expenses associated with The Wand(TM), a $129,000 reduction in corporate salaries, a $126,647 decrease in compensation expense related to 1998 option grants, and a $228,000 reduction in selling and marketing expenses associated with the Wisdom product line. These expenses were offset by $167,000 increase in legal expenses.

      Research and development expenses for the three months ended June 30, 1999 and June 30, 1998 were $40,610 and $115,374, respectively. The $74,764 decrease is primarily attributable to the cost incurred in developing "The Wand(TM)" during 1998.

      Loss from operations for the three months ended June 30, 1999 and 1998 were $1,508,238 and $3,309,126, respectively.

      In April 1999, the Company discontinued its selling effort with regards to the Wisdom product line excluding Splatrfree(TM) prophy angles. $76,345 in aggregate costs were incurred in terminating the product line. They included $19,291 for uncollectible receivables, $15,692 in aggregate termination compensation and employee benefits, $5,066 for a lease buyout, $18,793 in previously unamortized acquisition costs, and $17,503 to write off inventory currently earmarked for distribution to charities and trade associations.

      Net interest income for the three months ended June 30, 1999 and June 30, 1998 was $7,022 and $111,812 respectively. The $104,790 decrease is primarily attributable to lower aggregate investing and the additional interest expenses associated with the senior convertible notes.

      The net loss for the three months ended June 30, 1999 was $1,577,561 and as compared to net loss of $3,197,314 for the three months ended June 30, 1999. The decrease reflects sharp declines in product returns and in selling general and administrative expenses, and a decrease in the average product cost.

      Six months ended June 30, 1999 compared to six months ended June 30, 1998

Statement of Operations

      Net sales for the six months ended June 30, 1999 and June 30, 1998 were $1,534,154 and $7,114,302 respectively. The $5,580,148 or 78% decrease reflects a sharp decline in Wand sales volume (including disposable handpieces) partially offset by a decrease in returns and a lower return reserve. Furthermore, net sales from the Wisdom product line which was terminated in April, 1999 were $174,086 for the six months ended June 30, 1999 as compared to $911,834 for the six months ended June 30, 1998. Approximately, $686,000 in revenue was generated through sales to international distributors for the six months ended June 30, 1999.

      Cost of sales for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 declined from $4,992,626 to $816,771, a $4,175,855 reduction. The reduction is primarily attributable to lower sales volume, a sharp decline in returns and a decrease in average product costs due to prior period inventory writedowns.

      For the six month June 30, 1999, the Company generated a gross profit of $717,383 as compared to a gross profit of $2,121,676 for the six month June 30, 1998.

      Selling, general and administrative expenses for the six month ended June 30, 1999 and June 30, 1998 were $3,704,619 and $4,996,661 respectively.
      The $1,292,042 or 25% decrease is primarily attributable to approximately $785,000 aggregate decrease in selling and marketing expenses associated with The Wand(TM), a $183,000 reduction in corporate salaries, a $221,452 decrease in compensation expense related to 1998 option grants, and a $228,000 reduction in selling and marketing expenses associated with the Wisdom product line. These expenses were offset by $274,000 increase in legal expenses.

      Research and development expenses for the six months ended June 30, 1999 and June 30, 1998 were $109,456 and $245,541, respectively. The $136,085 decrease is primarily attributable to the cost incurred in developing "The Wand(TM)" during 1998.

      Loss from operations for the six months ended June 30, 1999 and 1998 were $3,096,692 and $3,120,526, respectively.

      In April 1999, the Company discontinued its selling effort with regards to the Wisdom product line excluding Splatrfree(TM) prophy angles. $76,345 in aggregate costs were incurred in terminating the product line. They included $19,291 for uncollectible receivables, $15,692 in aggregate termination compensation and employee benefits, $5,066 for a lease buyout, $18,793 in previously unamortized acquisition costs and $17,503 to write off inventory currently earmarked for distribution to charities and trade associations.

      Net interest income for the six months ended June 30, 1999 and June 30, 1998 was $26,654 and $281,291 respectively. The $254,637 decrease is primarily attributable to lower aggregate investing and the additional interest expenses associated with the senior convertible notes.

      The net loss for the six months ended June 30, 1999 was $3,146,383 and as compared to net loss of $2,839,235 for the six months ended June 30, 1998. The increase reflects a sharp decline in Wand(TM) sales volume partially offset a decrease in returns and lower selling and administrative expense.

      Liquidity and Capital Resources

      At June 30, 1999, the Company's working capital was $3,940,739. It consisted primarily of inventories, investment in treasury bills and cash and cash equivalent.

      For the six months ended June 30, 1999, the Company increased cash and cash equivalents by $459,944, providing $1,522,338 from investing activities and $2,150,000 from financing activities.

      For the six months ended June 30, 1999, the Company's net cash used in operating activities was $3,212,394. This was primarily attributable to a net loss of $3,146,383 adjusted for non cash items of $141,672 for amortization and $227,276 for depreciation, a $145,930 decrease in accounts receivable, a $380,390 increase in inventory, a $168,291 increase in prepaid expenses, a increase in accrued expenses of $78,368 and a $110,857 decrease in accounts payable.

      The $1,522,338 provided by investing activities for the six month ended June 30, 1999 was attributable to the maturing of $1,592,516 in treasury bills, offset by $70,178 in capital expenditures. These expenditures covered retooling cost for product modifications.

      Financing activities provided $2,150,000 for the period. The Company, as described below, raised $2,000,000 from an institutional private placement and $250,000 from the sale of similar securities to its Chairman and CEO. Also, $100,000 was repaid under the Company's line of credit.

      As of June 30, 1999, the Company had approximately $2.5 million in aggregate cash, cash equivalents and treasury bills. Management believes that through the proper utilization of these existing funds, revenue generated through international distributors, and the expense reductions achieved through cost containment programs, the Company will have sufficient cash to meet its needs for the next twelve months.

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

      To date, the Company has achieved two major objectives in its international marketing effort. In January 1999, "The Wand(TM)" was approved under the Medical Device Directive 93/42/EEC, a requirement for all dental and medical devices distributed throughout the European Union. This authorizes the Company to apply the CE mark to the product. In February 1999, the Company entered into an agreement for the international distribution of "The Wand(TM)" by the Dent-X dental division of AFP Imaging Corporation ("AFP"), through the international distribution network previously established by AFP for its dental and medical products. Milestone began shipments to AFP during the last week of March 1999.

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

      Line of Credit

      In June 1999, the Company obtained a thirty day extension of its $250,000 line of credit with some temporary modifications. This line had originally been secured by the assets associated with the Wisdom product line. On July 26, 1999, the Company notified its lender that the Company would not longer be utilizing the line and remitted the outstanding balance of $50,000.

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

      Although the Year 2000 compliance plan is nearly complete. The Company will continue to develop the plan as new information becomes available.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its 1999 Annual Meeting of Stockholders on July 6, 1999. At the meeting, stockholders reelected all existing board members.

      Appointment of Grant Thornton LLP as auditors for 1999

      For 5,709,642         Against 117,683       Broker Non Vote 10,420
          ---------                 -------                       ------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:
      NONE

(b)   Reports on Form 8-K:
      NONE

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned

                                      MILESTONE SCIENTIFIC INC.
                                              Registrant

                                      /s/ Leonard Osser
                                      ----------------------------------
                                      Leonard Osser
                                      Chairman and Chief Executive Officer

                                      /s/ Thomas M. Stuckey
                                      ----------------------------------
                                      Thomas M. Stuckey
                                      Vice President and Chief Financial Officer


Dated: August 11, 1999