Form 10QSB
period 1999-09-30
MILESTONE SCIENTIFIC INC/NJ
filed 1999-11-12
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 1999

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 12, 1999 the Registrant had a total of 8,764,898 shares of Common Stock, $.001 par value, outstanding.

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

                                      INDEX

PART I.       FINANCIAL INFORMATION                                         Page

      ITEM 1. Condensed Consolidated Financial Statements (unaudited)          4

              Condensed Consolidated Balance Sheets at September 30,
              1999 and December 31, 1998                                       4

              Condensed Consolidated Statements of Operations
              for the nine and three months ended September 30, 1999
              and 1998                                                         5

              Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30, 1999 and 1998            6

              Notes to Condensed Consolidated Financial Statements             8

      ITEM 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             15

PART II.      OTHER INFORMATION

      ITEM 4. Submission of Matters to Vote of Security Holders               20

      ITEM 6. Exhibits and Reports on Form 8-K                                20

SIGNATURES                                                                    21

                          Part 1. Financial Information

ITEM 1. Condensed Consolidated Financial Statements

                   Milestone Scientific Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   September 30    December 31
                                                       1999            1998
                                                    (unaudited)          *
                                                   ------------    ------------
                ASSETS

CURRENT ASSETS
   Cash and cash equivalents                       $    866,399    $    316,706
   Investments - treasury bills                         509,766       3,267,940
   Accounts receivable                                  151,498         430,907
   Inventories                                        1,857,127       1,255,262
   Prepaid expenses                                     192,175         127,263
                                                   ------------    ------------

      Total current assets                            3,576,965       5,398,078

PROPERTY AND EQUIPMENT, NET                           1,749,662       2,031,870
PATENTS, NET                                          1,552,863       1,736,275
OTHER ASSETS                                             10,318          29,997
                                                   ------------    ------------

                                                   $  6,889,808    $  9,196,220
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit - bank                                      --    $    150,000
  Accounts payable                                      710,169         544,705
  Accrued expenses                                      227,792         165,302
                                                   ------------    ------------

      Total current liabilities                         937,961         860,007
                                                   ------------    ------------

SENIOR CONVERTIBLE NOTES                              2,250,000              --
                                                   ------------    ------------

STOCKHOLDERS' EQUITY
Common stock, par value $.001; authorized,
   25,000,000 shares; 8,864,898 issued as of
   September 30, 1999 and 8,817,822 issued
   as of December 31, 1998                                8,865           8,818
Additional paid-in capital                           30,146,125      30,111,734
Accumulated deficit                                 (25,541,627)    (20,872,823)
Treasury stock, at cost, 100,000 shares                (911,516)       (911,516)
                                                   ------------    ------------
      Total stockholders' equity                      3,701,847       8,336,213
                                                   ------------    ------------
      Total liabilities and stockholders' equity   $  6,889,808    $  9,196,220
                                                   ============    ============

*Derived from audited financial statements at December 31, 1998

The accompanying notes are an integral part of these statements

                   Milestone Scientific Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                For the nine and three months ended September 30,
                                   (unaudited)

                                           Nine Months Ended            Three Months Ended
                                              September 30                  September 30
                                          1999           1998           1999           1998
                                          ----           ----           ----           ----
Net Sales                             $ 2,045,210    $ 7,621,046    $   511,056    $   506,744
Cost of sales                           1,044,489      5,615,244        227,718        622,618
                                      -----------    -----------    -----------    -----------

Gross profit (loss)                     1,000,721      2,005,802        283,338       (115,874)
                                      -----------    -----------    -----------    -----------

Selling, general and
    Administrative expenses             5,217,767      7,446,066      1,513,148      2,449,405
Research and development expenses         398,180        353,258        288,724        107,717
                                      -----------    -----------    -----------    -----------
                                        5,615,947      7,799,324      1,801,872      2,557,122
                                      -----------    -----------    -----------    -----------

      Loss from operations             (4,615,226)    (5,793,522)    (1,518,534)    (2,672,996)

Loss from termination of
   Wisdom product line                    (76,345)            --             --             --
Interest income (expense), net             22,767        367,224         (3,887)        85,933
                                      -----------    -----------    -----------    -----------

      Net loss                        $(4,668,804)   $(5,426,298)   $(1,522,421)   $(2,587,063)
                                      ===========    ===========    ===========    ===========

Loss per share - basic and diluted    $      (.54)   $      (.62)        $(. 18)   $      (.30)
                                      ===========    ===========    ===========    ===========

Weighted average shares outstanding     8,718,054      8,742,823      8,718,393      8,717,882
                                      ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these statements

                   Milestone Scientific Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,
                                   (unaudited)

                                                               1999           1998
                                                               ----           ----
Cash flows from operating activities
  Net loss                                                 $(4,668,804)   $(5,426,298)
  Adjustments to reconcile net loss
  to net cash used in operating activities
     Amortization                                              202,811        183,412
     Depreciation                                              352,389        336,010
     Compensation expense                                           --        221,452
     Changes in operating assets and liabilities
          Accounts receivable                                  279,409       (211,872)
          Inventories                                         (601,865)    (1,543,613)
          Prepaid expenses                                     (64,912)      (147,425)
          Other assets                                             280          2,803
          Accounts payable                                     165,464        139,567
          Accrued expenses                                      98,928        192,554
                                                           -----------    -----------
   Net cash used in operating activities                    (4,236,300)    (6,253,410)
                                                           -----------    -----------
Cash flows from investing activities
   Capital expenditures                                        (70,181)    (3,664,144)
   Sale and (purchase) of treasury bills, net                2,758,174      1,991,973
                                                           -----------    -----------
  Net cash provided by (used in) investing activities        2,687,993     (1,672,171)
                                                           -----------    -----------

Cash flows from financing activities
  Net proceeds from issuance of senior convertible notes     2,250,000             --
  Net proceeds from issuance of common stock                        --      1,204,955
  (Repayment)/borrowing under line of credit                  (150,000)        25,000
  Costs associated with registering shares                      (2,000)            --
  Treasury Stock Purchase                                           --       (911,516)
                                                           -----------    -----------
  Net cash provided by financing activities                  2,098,000        318,439
                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                         549,693     (7,607,142)

Cash and cash equivalents at beginning of period               316,706      9,775,019
                                                           -----------    -----------

Cash and cash equivalents at end of period                     866,399    $ 2,167,877
                                                           -----------    -----------
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                 $       316    $    10,739
                                                           ===========    ===========

The accompanying notes are an integral part of these statements.

                   Milestone Scientific Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine months ended September 30,
                                   (unaudited)

Supplemental schedule of noncash financing activities:

In September 1999, in making the first semi annual interest payment on the Senior Convertible Notes and in accordance with the terms of the note agreements, the Company elected to issue 47,016 shares of Milestone Common Stock in lieu of cash of $38,438.

The accompanying notes are an integral part of these statements.

                   Milestone Scientific Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

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

      In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the three month and nine month periods ended September 30, 1999 and September 30, 1998 and cash flows for the nine month periods ended September 30, 1999 and 1998, respectively.

      The results reported for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results of operations which may be expected for a full year.

NOTE 2 - LIQUIDITY OF ASSETS

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, subsequent to its first fiscal quarter in 1998, the Company has incurred substantial losses from operations. In addition, the Company has used, rather than provided, cash in its operations during the nine month period ended September 30, 1999. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

      Based on management's belief that The Wand(TM), is a major advance in dentistry and may ultimately become the accepted method for delivering local dental anesthesia, the Company continues to take steps aimed at growing and strengthening the end user base thereby gaining greater acceptance of The Wand(TM) and translating to increased revenue through higher disposable handpiece usage. These steps include a) expanding the market overseas; b) visiting, obtaining feedback and providing further support to current Wand users; c) providing assistance to dental schools which include The Wand(TM) in their curriculum; d) distributing The Wand(TM) technique videos and technical bulletins to its current users; and e) maintaining a well trained service staff. Furthermore, on October 1, 1999, the Company began a new sales initiative, permitting dentists in the United States to order the Wand(TM) directly through Milestone and to avail themselves of certain quantity discounts when purchasing disposable handpieces. The Company believes the direct sale will allow Milestone to better educate dentists as to the benefits from use of "The Wand(TM)".

      As of September 30, 1999, the Company had approximately $1.4 million in aggregate cash, cash equivalents and treasury bills. Management believes that through the proper utilization of these existing funds, revenues generated from international distributors and from continued increases in domestic disposable handpiece sales, and the expense reductions achieved through cost containment programs, it will have sufficient cash to meet its needs over the next twelve months.

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

      For the three and nine months ended September 30, 1999 and 1998, basic and diluted loss per share is based on the weighted average common shares outstanding without adjustment for shares underlying options and warrants since such adjustment would be anti-dilutive.

      Options and warrants, in aggregate, to purchase 152,000 shares of common stock at prices ranging from $1 to $3 per share, were issued in aggregate to three officers and certain key personnel during the nine months ended September 30, 1999 but were not included in the computation of diluted loss per share because their exercise price was greater than the average market price of the common shares.

      Options and warrants, in aggregate, to purchase 272,000 shares of common stock at prices ranging from $1.56 to $23 per share were issued during the nine months ended September 30, 1998 but were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares.

      During the nine months ended September 30, 1998 options and warrants to purchase 156,016 shares of common stock were exercised at prices ranging from $4.72 to $9 for which the company realized proceeds of $1,204,955.

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

      On March 5, 1999, the parties completed discovery. On April 15, 1999, the parties made various dispositive motions for summary judgment on almost all of the issues remaining in the case. The motions were submitted to the Court on June 14, 1999. On August 20, 1999, the United States District Judge issued a Memorandum Opinion finding that there were disputed questions of fact requiring a trial with respect to Milestone's motion concerning Plaintiffs' entitlement to the patent rights to the disputed technologies. The Court also denied Spinello's Motion for Summary Judgment, finding that there were disputed questions of fact requiring a trial concerning, among other things, the intent and meaning of the contracts between the parties, except that the court dismissed Milestone's claim for damages as a result of Spinello's "extortionate conduct" since such conduct does not state a separate claim for civil liability and the conduct alleged already is encompassed by Plaintiffs' claims against Spinello for tortious interference with contracts and tortious interference with prospective economic advantage. In light of the denial of the respective Motions for Summary Judgment, the Court has set a trial date for January 2000. The Company believes that it has meritorious defenses to Dr. Spinello's claims and meritorious claims against Dr. Spinello. Moreover, Milestone has been advised by its patent counsel that all technology developed by Dr. Spinello while employed by Spintech is owned by Spintech. The Company believes that ownership of the technology relating to these ancillary components which are the subject of this litigation in no way prevents the manufacture and sale of its anesthetic delivery system at economically viable prices.

      On May 20, 1997, Glenn R. Spinello filed a Complaint in the Court of Common Pleas, York County, Pennsylvania seeking damages as a result of the alleged breach of his Employment Agreement. On June 20, 1997, the Company and Spintech filed a notice of Removal which transferred venue of Glenn Spinello's lawsuit to the United States District Court for the Middle District of Pennsylvania. On June 27, 1997, the Company and Spintech filed an Answer to Glenn Spinello's Complaint which denied the material allegations of the Complaint and asserted counterclaims based upon Glenn Spinello's breach of his Employment Agreement. On July 27, 1997, Glenn Spinello filed a reply to the counterclaims by the Company and Spintech, denying the material allegations of the counterclaims. On March 16, 1999, the parties completed discovery. On April 16, 1999, Glenn Spinello made a motion for summary judgment on his claims against the Company, and on May 3, 1999 the Company filed its opposition thereto. The motion has been submitted to the Court for decision. If the motion is denied, the case should be scheduled for trial in early 2000. The Company believes it has meritorious defenses to Glenn Spinello's claims and meritorious counterclaims against Glenn Spinello.

      Class Action Lawsuit

      In 1998, several class action lawsuits were commenced against the Company, certain present and former executive officers, one outside director and consultants in the United States District Court for the District of New Jersey. The District Judge before whom the cases are pending has entered an order consolidating all of the class actions into one consolidated action. The Complaints contain generally overlapping and similar allegations of violations of the Securities Exchange Act of 1934, including allegations that the Company and certain of the other defendants violated the Act by issuing false and misleading financial statements and disseminating misleading statements about, among other things, the demand for the Company's principal product, its expected sales growth, the acceptance of that product by dental professionals, shipments during certain time periods and misrepresentations as to third-party evaluations of the efficacy of the product through failure to disclose the issuance of stock options to certain consultants. On October 22, 1998, the District Judge entered an order appointing lead plaintiff to represent the interests of all class members. On March 28, 1999, the District Judge appointed lead counsel to represent the class. On April 28, 1999, the class filed a Consolidated and Amended Class Action Complaint, naming as defendants the Company and three present and former executive officer and director. The Consolidated Complaint alleges that the Company issued false and misleading statements concerning, among other things, certain studies and reports on the Company's products, the Company's backlog and the amount of reserve taken for returns. Milestone believes that the material allegations of the Consolidated Complaint does not state a cause of action under the Federal Securities Law and on May 21, 1999 served a motion to dismiss the Consolidated Complaint for failure to state a claim. The class has responded to the motion and the Company filed a reply. The Motion was submitted to the Court in September 1999, but no decision has yet been rendered by the Court. To the extent that the Court does not dismiss the Consolidated Complaint at this early stage, Milestone intends to vigorously defend against the Class Action. Specifically, Milestone believes that its financial statements presented fairly its results of operations, that the information which it has publicly disclosed did not contain any material misstatements or misrepresentations and that stock options issued to persons who published research reports were issued for other services for the Company, principally service as spokespersons and demonstrators of the Company's product. Further, the Company continues to believe that The Wand(TM) embodies superior technology, is a major advance in dentistry and may ultimately become the accepted method for delivering local dental anesthesia.

      Derivative Action Lawsuit

      In February 1999, a purported owner of Milestone stock, commenced a derivative action on behalf of the Company, in the Court of Chancery of the State of Delaware in Newcastle County, against certain present and former executive officers and directors. In the action, plaintiff alleges that, based on the same facts as the class actions described above, the defendants engaged in violations of the securities laws, committed fraud and securities fraud, wasted corporate assets and damaged the Company's reputation. As a derivative action, even if the plaintiff is successful, any award, after deduction of plaintiff's costs and disbursements, would be payable to the Company. Nevertheless, Milestone believes that the material allegations of the complaint lack merit and intends to provide a legal defense for its present and former officers and directors in accordance with the indemnification provisions of its Certificate of Incorporation. Because the allegations of the Derivative Complaint are so closely tied to the allegations of the Class Complaint, the Derivative Plaintiff's counsel has agreed with the Company that no response to the Derivative Complaint is due until 60 days after the Court in the Class Action decides the motion to dismiss.

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

      On June 24, 1999 American Alliance filed a complaint in the United States District Court for the Southern District of New York seeking a declaratory judgment that it is not liable under its policy for the claim asserted in the amended class complaint as the derivative complaint. The Company intends to vigorously defend against the American Alliance action and intends to move to dismiss that action. On July 9, 1999 the Company filed its own declaratory judgment action against American Alliance and St. Paul in the United States District Court for the District of New Jersey seeking a declaration that the claims asserted in the Consolidated Complaint in the Class Action and in the Derivative Action are covered by the Excess Director's and Officer's Insurance Policies. On August 4, 1999, the District Judge in New Jersey administratively terminated the Company's action until the previously filed New York Action was resolved or dismissed. Thereafter, the Company filed an answer and counterclaim in the New York Action seeking the same relief as it sought in its complaint in the New Jersey Action. Both American Alliance and the Company each requested leave from the Judge in the New York Action to make a motion for summary judgment and to dismiss the complaint, respectively. Instead, since any decision on the scope of coverage of the excess policies will, in large part, depend upon whether the Class Action complaint is dismissed, in whole or in part, the District Judge in the New York Action decided to hold in abeyance any action on American Alliance's complaint and Milestone's answer and counterclaim until a decision is rendered by the District Court in New Jersey in the Class Action.

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

NOTE 6 - PRIVATE PLACEMENT AND ISSUANCE OF COMMON STOCK

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

      In September, the Company issued 47,016 shares of Milestone Common Stock in lieu of cash of $36,438 in making the first semi annual interest payment, on the Senior Convertible Notes as permitted by the terms of the purchase agreement.

NOTE 7 - WISDOM PRODUCT LINE

      In April 1999, the Company discontinued its selling effort with regards to the Wisdom product line excluding SplatrFree(TM) prophy angles. The discontinued products generated net sales of $174,086 and an operating loss of $52,911 for the nine months ended September 30, 1999. For the nine months ended September 30, 1998, these products generated $1,350,000 in net sales and operating income of $541,000. In terminating the product line the Company incurred $76,345 of expenses, including $19,291 for uncollectible receivables, $15,692 in aggregate termination compensation and employee benefits, $5,066 for a lease buyout, $18,793 in previously unamortized acquisition costs and $17,503 to write off inventory.

      The Company had a line of credit which had originally been secured by the assets associated with the Wisdom product line. In June 1999, the Company obtained a thirty-day extension of its $250,000 line of credit with some temporary modifications including a line reduction. On July 26, 1999, the Company notified its lender that the Company would no longer be utilizing the line and remitted the outstanding balance of $50,000.

NOTE 8 - MEDICAL DEVICE

      In September 1999, the Company received approval by the European Economic Community for the use of The Wand(TM) in the medical applications. The Company believes that this acceptance will pave the way for similar acceptance in the United States and other parts of the world. Additionally, in August of this year, the Company submitted an application to the FDA for approval to distribute a medical device, it has developed, that addresses the need of physician to deliver widely varying volumes of anesthetic and other medicaments for numerous medical disciplines.

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

Three months ended September 30, 1999 compared to three months ended September 30, 1998

Statement of Operations

      Net sales for the three months ended September 30, 1999 and September 30, 1998 were $511,056 and $506,744 respectively. The $4,312 increase reflects a sharp decrease in returns and a lower return reserve partially offset by a decline in Wand sales volume (including disposable handpieces). The Wisdom product line which was terminated in April 1999, had generated approximately $494,000 in net sales for the three months ended September 30, 1998. Domestic handpieces sales increased 26% as compared to the second quarter of 1999, generating approximately $250,000 in revenue. During the three months ended September 30, 1999, only $70,000 in revenue was generated from sales to international distributors, since these distributors, for the most part, utilized inventory purchased during the preceding quarter to initially penetrate their foreign markets.

      Cost of sales for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 declined from $622,618 to $227,718, a $394,900 reduction. The reduction is primarily attributable to lower sales volume and to lower returns for the Wand (including disposable handpieces). It also reflects a decrease in average product costs due to prior period inventory writedowns. Also, costs of sales attributable to the Wisdom product line were approximately $310,000 for the three months ended September 30, 1998.

      For the three months ended September 30, 1999, the Company generated a gross profit of $283,338 as compared to a gross loss of $115,874 for the three months ended September 30, 1998.

      Selling, general and administrative expenses for the three months ended September 30, 1999 and September 30, 1998 were $1,513,148 and $2,449,405 respectively. The $936,257 or 38% decrease is primarily attributable to approximately $778,000 aggregate decrease in selling and marketing expenses associated with The Wand(TM), a $51,000 reduction in corporate salaries, a $53,000 decrease in legal expenses, and a $138,000 reduction in selling and marketing expenses associated with the Wisdom product line. These expenses were offset by $101,000 increase in consulting fees.

      Research and development expenses for the three months ended September 30, 1999 and September 30, 1998 were $288,724 and $107,717, respectively. The $181,007 increase is primarily attributable to the cost incurred in developing product improvements and a medical version of "The Wand(TM)".

      Loss from operations for the three months ended September 30, 1999 and 1998 were $1,518,534 and $2,672,996, respectively.

      Net interest expense for the three months ended September 30, 1999 was $3,887. Net interest income for the three months ended September 30, 1998 was $85,933. The $89,820 difference is primarily attributable to lower aggregate funds available for investing and the additional interest expenses associated with the senior convertible notes.

      The net loss for the three months ended September 30, 1999 was $1,522,421 as compared to net loss of $2,587,063 for the three months ended September 30, 1998. The decrease reflects sharp declines in product returns and in selling general and administrative expenses, and a decrease in the average product cost partially offset by a decline in Wand(TM) sales volume.

      Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

Statement of Operations

      Net sales for the nine months ended September 30, 1999 and September 30, 1998 were $2,045,210 and $7,621,046 respectively. The $5,575,836 or 73%
      decrease reflects a sharp decline in Wand sales volume (including disposable handpieces) partially offset by a decrease in returns and a lower return reserve. Furthermore, net sales from the Wisdom product line which was terminated in April, 1999 were $174,000 for the nine months ended September 30, 1999 as compared to $1,350,000 for the nine months ended September 30, 1998. Approximately, $756,000 in revenue was generated through sales to international distributors for the nine months ended September 30, 1999.

      Cost of sales for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 declined from $5,615,244 to $1,044,489, a $4,570,755 reduction. The reduction is primarily attributable to lower sales volume, a sharp decline in returns and a decrease in average product costs due to prior period inventory writedowns.

      For the nine months ended September 30, 1999, the Company generated a gross profit of $1,000,721 as compared to a gross profit of $2,005,802 for the nine months ended September 30, 1998.

      Selling, general and administrative expenses for the six months ended September 30, 1999 and September 30, 1998 were $5,217,767 and $7,446,066 respectively. The $2,228,299 or 30% decrease is primarily attributable to approximately $1,563,000 aggregate decrease in selling and marketing expenses associated with The Wand(TM), a $234,000 reduction in corporate salaries, a $221,000 decrease in compensation expense related to 1998 option grants, and a $366,000 reduction in selling and marketing expenses associated with the Wisdom product line. These expenses were offset by $221,000 increase in legal expenses and $101,000 increase in consulting fees.

      Research and development expenses for the nine months ended September 30, 1999 and September 30, 1998 were $398,180 and $353,258, respectively. The $44,922 increase is primarily attributable to the cost incurred in developing product improvements and a medical version of "The Wand(TM)".

      Loss from operations for the nine months ended September 30, 1999 and 1998 were $4,615,226 and $5,793,522, respectively.

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

      Net interest income for the nine months ended September 30, 1999 and September 30, 1998 was $22,767 and $367,224 respectively. The $344,457 decrease is primarily attributable to lower aggregate funds available for investing and the additional interest expenses associated with the senior convertible notes.

      The net loss for the nine months ended September 30, 1999 was $4,668,804 as compared to net loss of $5,426,298 for the nine months ended September 30, 1998. The decrease reflects sharp declines in product returns and in selling general and administrative expenses, and a decrease in the average product cost partially offset by a decline in Wand(TM) sales volume.

      Liquidity and Capital Resources

      At September 30, 1999, the Company's working capital was $2,639,004. It consisted primarily of inventories, investment in treasury bills and cash and cash equivalent.

      For the nine months ended September 30, 1999, the Company increased cash and cash equivalents by $549,693, providing $2,687,993 from investing activities and $2,098,000 from financing activities.

      For the nine months ended September 30, 1999, the Company's net cash used in operating activities was $4,236,300. This was primarily attributable to a net loss of $4,668,804 adjusted for non cash items of $202,811 for amortization and $352,389 for depreciation, a $279,409 decrease in accounts receivable, a $601,865 increase in inventory, a $64,912 increase in prepaid expenses, an increase in accrued expenses of $98,928 and a $165,464 increase in accounts payable.

      The $2,687,993 provided by investing activities for the nine months ended September 30, 1999 was attributable to the maturing of $2,758,174 in treasury bills, offset by $70,181 in capital expenditures. These expenditures covered retooling cost for product modifications.

      Financing activities provided $2,098,000 for the period. The Company, as described below, raised $2,000,000 from an institutional private placement and $250,000 from the sale of similar securities to its Chairman and CEO. Also, $150,000 was repaid under the Company's line of credit.

      As of September 30, 1999, the Company had approximately $1.4 million in aggregate cash, cash equivalents and treasury bills. Management believes that through the proper utilization of these existing funds, revenues generated from international distributors continued increases in domestic disposable handpiece sales, and the expense reductions achieved through cost containment programs, the Company will have sufficient cash to meet its needs for the next twelve months.

      Also, the Company continues to take steps aimed at growing and strengthening the end user base thereby gaining greater acceptance of The Wand(TM) and translating to increased revenue through higher disposable handpiece usage. These steps include a) expanding its market overseas; b) visiting, obtaining feedback, and providing further support to current Wand users; c) providing assistance to dental schools which include The Wand(TM) in their curriculum; d) distributing Wand(TM) technique videos and technical bulletins to its current users; and e) maintaining a well trained service staff. Furthermore, on October 1, 1999 the Company began a new sales initiative permitting dentists in the United States to order The Wand(TM) directly through Milestone and to avail themselves to certain quantity discounts on disposable handpiece purchases.

      The Company's international marketing effort is ongoing. In January 1999, "The Wand(TM)" was approved under the Medical Device Directive 93/42/EEC, a requirement for all dental and medical devices distributed throughout the European Union. This authorized the Company to apply the CE mark to the product. In February 1999, the Company entered into an agreement for the international distribution of "The Wand(TM)" by AFP Imaging Corporation ("AFP") through AFP's international division, Dent-X. In September 1999, the Company received approval by the European Economic Community for the use of The Wand(TM) in the medical applications.

      Additionally, in August of this year, the Company submitted an application to the FDA for approval to distribute a medical device, it has developed, that addresses the need of physician to deliver widely varying volumes of anesthetic and other medicaments for numerous medical disciplines. Also, the Company will continue to develop product enhancements and improvements. The raising of additional capital to fund these efforts will continually be evaluated by management.

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

      In September, in accordance with the terms of the purchase agreement, the Company elected and issued 47,016 shares of Milestone Common Stock in lieu of cash of $36,438 in making the first semi annual interest payment.

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

      Year 2000 Compliance

      The Company has developed a plan to insure its operating systems are compliant with the requirements to process transactions in the year 2000. This plan includes the upgrade of its internal information systems which was completed and cost approximately $3,000. Also, the Company reviewed its own equipment and determined that the equipment is either Year 2000 compliant or not affected by the Year 2000 issues.

      Vendors have been contacted to assure that their systems are or will be Year 2000 compliant. Critical vendors are Year 2000 compliant. Also, the Company has developed contingency plans to address the most likely worst case scenarios from potential Year 2000 disruptions.

      The Year 2000 compliance effort is ongoing and will continue to develop, as new information becomes available.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      None

ITEM 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            NONE

      (b)   Reports on Form 8-K:

            NONE

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned

                                      MILESTONE SCIENTIFIC INC.
                                            Registrant


                                      /s/ Mitchell G. Kuhn
                                      ------------------------------------------
                                      Mitchell G. Kuhn
                                      President and Chief Operating Officer


                                      /s/Thomas M. Stuckey
                                      ------------------------------------------
                                      Thomas M. Stuckey
                                      Vice President and Chief Financial Officer

Dated: November 12, 1999