Form 10KSB40
period 1999-12-31
MILESTONE SCIENTIFIC INC/NJ
filed 2000-04-12
CIK 855683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|               Annual Report Pursuant to Section 13 or 15(D)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year ended December 31, 1999

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

         Title of Each Class                              Name of Each Exchange
         -------------------                               on Which Registered
                                                           -------------------
Common Stock, par value $.001 per share                  American Stock Exchange
                                                         Pacific Stock Exchange

Securities Registered under Section 12(g) of the Exchange Act:

                                      None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      For the year ended December 31, 1999, the revenues of the registrant were $2,855,463.

      The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing price on the American Stock Exchange March 27, 2000 of $2.625 was approximately $27,963,857.

      As of March 27, 2000, the registrant has a total of 10,652,898 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                           MILESTONE SCIENTIFIC, INC.

                            Form 10-KSB Annual Report
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
   Item 1.  Description of Business........................................   4
   Item 2.  Description of Properties......................................  15
   Item 3.  Legal Proceedings..............................................  15
   Item 4.  Submission of Matters to a Vote of Security Holders............  17

PART II
   Item 5.  Market for Common Equity and Related Stockholder Matters.......  18
   Item 6.  Management's Discussion and Analysis or Plan of Operations.....  19
   Item 7.  Financial Statements...........................................  22
   Item 8.  Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure......................................  22

PART III
   Item 9.  Directors and Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange Act....  23
   Item 10. Executive Compensation.........................................  26
   Item 11. Security Ownership of Certain Beneficial Owners and
             Management....................................................  28
   Item 12. Certain Relationships and Related Transactions.................  30
   Item 13. Exhibits, List and Reports on Form 8-K.........................  30

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

                                     PART I
Item 1. Description of Business

      All references in this report to the Company refer to Milestone Scientific Inc. (formerly U.S. Opportunity Search, Inc.), its wholly owned subsidiaries, Princeton PMC, Inc. ("Princeton PMC") and Sagacity I, Inc., doing business in the United States as Milestone Scientific, and its 79.3% owned subsidiary, Spintech, Inc. ("Spintech"), unless the context otherwise indicates. Unless stated to the contrary, all references in this Annual Report on From 10-KSB to "we," "us," "our" or "the Company" refer to Milestone Scientific Inc. and its subsidiaries.

General

      The Company develops, manufactures, markets and sells equipment and related disposable or consumable items and other products for use primarily by the dental practitioner. Company products focus on practitioner efficiency, patient comfort, and infection control. The Company's principal product is the "The Wand(R)", (a computer controlled "painless" injection system enabling the practitioner to more quickly and effectively anesthetize patients in certain dental applications), which the Company introduced at the Fall 1997 American Dental Association Trade Show. The Company began selling equipment units of "The Wand(R)" and an initial supply of disposables in January 1998. "The Wand(R)" was originally sold in the U.S. and Canada through major distributors of dental products. A toll free number was established in January 1999, allowing dentist to buy the product directly from the Company.

      In October 1999, the Company launched its new disposable handpiece, the Wand(R) Plus. The product reduced the aspiration time from 14 to 5 seconds. In conjunction with the launch of the Wand(R) Plus handpiece, the Company severed the U.S. dealer distribution channel and began selling its product directly to dentists throughout the U.S. The dealer distribution channel in Canada was not affected.

      In January 1999, the Company received authorization to apply the CE mark to "The Wand(R)." This is a requirement for all dental and medical devices distributed throughout the European Union. In September 1999, the authorization was extended to include medical use of "The Wand(R)". Furthermore, in February 1999, the Company entered into an agreement for the international distribution of "The Wand(R)". In January 2000, the Company entered into an agreement to terminate its existing international distribution agreement and commenced new international distribution agreements, giving its products entry into Japan, Great Britain, Germany, Israel, South Africa, Scandinavia, while retaining its presence in China and Taiwan.

      The Company also markets and sells (i)"SplatrFree(TM)" disposable prophy angles and (ii) luer lock needles. Both are currently being sold domestically, directly to its dental customers.

      The Company was organized in August 1989 under the laws of Delaware. On November 3, 1995, the Company acquired 65% of the outstanding shares of common stock of Spintech for an aggregate purchase price of $2,700,000. During 1998 and 1999, the Company increased its interest in Spintech to 75.9% by exchanging shares of Milestone Common Stock for Spintech shares and by exercising the second and third of a series of five annual options to acquire an additional 3% of Spintech's shares for a nominal amount granted in the original acquisition transaction. Spintech developed and owns the technology underlying various products for healthcare providers, including "The Wand(R)" and has registered various patents and trademarks related to these products.

      The Company maintains its executive offices at 220 South Orange Avenue, Livingston Corporate Park, Livingston, New Jersey 07039, and its telephone number is (973) 535-2717.

Products

      "The Wand(R)" Computer Controlled Anesthetic Injection System is a computer controlled local anesthetic delivery system developed by the Company. The Company believes "The Wand(R)" overcomes the typical problems of conventional anesthetic injections. "The Wand's(R)" slim pencil-like shape is more functional to the user and less ominous in appearance to the patient. The pencil grip provides a greater level of stability for the user by preventing antagonistic movements between the patient and the practitioner during needle placement, a positioning control not possible with syringes currently in use. A computer driven infusion machine operated by the standard air controlled foot pedal provides the precision flow necessary for virtually painless local anesthesia. "The Wand(R)" provides a highly controlled rate of emission of anesthetic solution in advance of the needle point. The anesthetic and the controlled rate of fluid emission causes an anesthetic pathway which numbs the tissue immediately ahead of the needle's entry. The controlled rate substantially eliminates the so-called "bee sting" effect, which is pain associated with the sudden build-up of pressure by the too rapid flow rate of expelled fluids. Because "The Wand(R)" uses a disposable handpiece and needle, the Company believes it will offer protection against patient cross-contamination.

      In many procedures, "The Wand(R)" more quickly anesthetizes by eliminating the need for preliminary pain blocking injections and the waiting time required to see if this injection has taken effect before further anesthetic injections. Also, with the October 1999 introduction of the Wand(R) Plus disposable handpiece, the aspirating time was reduced from 14 to 5 seconds. The Company believes that "The Wand(R)" enables a dentist to provide virtually painless injections, increase productivity, be more sanitary and will provide important competitive advantages for dentists trying to build and maintain their practices. While designed for use in dentistry, "The Wand(R)" may also have uses in proctology, podiatry, urology and possibly dermatology and plastic surgery. Although the Company has mainly focused its marketing of "The Wand(R)" on the dental market, it was also granted approval in September 1999 to sell "The Wand(R)" in Europe for medical use.

      Although many dentists often give comfortable injections, it is extremely difficult for them to do so consistently using conventional techniques. Dentists do not have a strong purchase point against which they may guide their hand when inserting a needle or while making the injection. The resulting uncontrolled movement of the needle frequently can be painful to the patient. Although the dentist is taught to inject slowly, present devices do not allow automatic control of the rate of flow. Thus, the needle often enters tissue which has not yet been anesthetized. "The Wand(R)" can precisely control the flow rate and modulate fluid pressure by the use of a microprocessor and electronically controlled motor.

      The Company began shipping system kits consisting of "The Wand(R)" driver unit, an initial supply of disposable handpieces, an instructional video tape and other instructional material in January 1998. Prior thereto pre-production prototype of "The Wand(R)" has been clinically tested in over 1,000 patients. Ninety-six percent of those tested reported a "painless" or significantly less painful procedure than standard procedures clinical. Three separate additional clinical studies were conducted on various aspects of "The Wand(R)" operation and were published in major dental publications. Over the last two years, three favorable evaluations were reported by independent testing groups. Also, eight domestic and three international studies were completed in 1999 and submitted for publication in major dental journals.

      "SplatrFree(TM)" Prophy Angles. Prophy angles are dental drill accessories incorporating a cup-like tip moving at high rotational speeds which are used by dentists and dental hygienists in teeth cleaning and other prophylaxis procedures. Prophy angle tips frequently cause splattering of saliva, particulate matter and possibly pathogens onto the dentist, hygienist, dental tools and surrounding surfaces. The "SplatrFree(TM)" prophy angle has a unique tip design that substantially eliminates splattering. The "SplatrFree(TM)" prophy angle is available in disposable models. The Company believes that its prophy angle can improve dental office infection control and hygiene by reducing the spread of infection from patient to patient and from patient to dentist or hygienist.

      Since the Company began marketing "the Wand(R)," it has included Becton Dickinson Luer Lock Needles in its wand system kits. In October 1999, the Company began selling the needles directly to its dental customers.

Manufacturing and Sources of Supply

      "The Wand(R)" equipment units are manufactured for the Company by Tricor Systems, Inc. ("Tricor") pursuant to specific purchase orders. In order to fund certain expenses of Tricor, the Company has continued to advance funds to Tricor. These advances are reduced as Tricor makes shipments to the Company. Net advances to Tricor as of December 31, 1999 and 1998 were $1,707,789 and 1,796,400, respectively. The Company has received a security interest in certain Tricor assets.

      The disposable handpiece for "The Wand(R)" is manufactured for the Company by Nypro Inc. ("Nypro") pursuant to scheduled production requirements. Nypro utilizes molds, semi-automated assembly equipment and packaging equipment purchased by the Company. In 1998, a $1,712,982 writedown of new, yet unused, semi-automation equipment and molds was made by the Company. The semi-automation equipment and molds were purchased for approximately $2,200,000 in anticipation for the ramp up of disposable handpiece sales.

      All "SplatrFree(TM)" prophy angles have been produced for the Company by Team Technologies, Inc. ("TTI") pursuant to an agreement entered into in July 1995. Prototype prophy angles were produced in a single cavity mold purchased by the Company for $7,000. Commercial quantities of prophy angles are produced utilizing a 16-cavity production mold capable of producing more than 30,000 prophy angles per day. The 16-cavity production mold was purchased by the Company at a cost of $72,000. Commercial delivery of prophy angles began in the first quarter of 1997 after small modifications to TTI production molds.

      In October 1999, the Company reached an agreement through an authorized intermediary to sell Becton Dickinson ("BD") Luer Lock Needles directly to Milestone dental customers. In December 1999, the Company was informed by BD that its dental partner, Crosstex International would handle future purchases by the Company.

Marketing

      "The Wand(R)" was originally marketed to dental practitioners through a group of dental distributors in the U.S. and Canada. In October 1999 and in conjunction with the launch of The Wand(R) Plus handpiece the Company severed the U.S. distribution channel and began selling and marketing its product directly to dentists throughout the U.S. The dealer distribution channel in Canada was not affected. In addition, the Company has established regional sales territories in the U.S. and Canada. As of December 31, 1999, these territories were staffed by two full time sales people and three independent sales representatives. Sales representatives train, motivate, and direct sales activity. They also conduct study clubs for dentists, contact and call on dental hygiene schools, attend local, state and national dental conventions and call on dentists for training and education purposes. Sales literature and training materials are produced to support the selling and educational activities of Company and its representatives. Currently, the Company has ten full time and five independent sales representatives.

      Marketing of the Wand(R) outside the U.S. and Canada is accomplished through specified dental product distributors. AFP Imaging ("AFP") who originally identified these distributors, is phasing out its involvement.

      The Company markets its other products directly to its dental customers.

Dental and Hygiene School Program

      The Company has a commitment to the dental profession to support the education and training of future dentists and dental professionals. Accordingly, the Company offers special educational assistance programs to qualified dental and hygiene schools throughout the United States and Canada. These programs include providing demo units, a year supply of handpieces per unit, and free instruction and guidance to participating educators. Currently, the Wand(R) has been added to the curriculum of 28 U.S. and Canadian dental schools and 16 schools providing degrees in dental hygiene.

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

      "The Wand(R)" competes with non-automated disposable and reusable syringes and other local anesthetic delivery systems generally selling at significantly lower prices and utilizing established and well-understood methodologies. "The Wand(R)" competes on the basis of its performance characteristics and offers significant benefits to the dentist and the patient. It reduces fear, pain and anxiety for the patient and greatly reduces dentist stress levels. It can be used for all local anesthesia techniques as well as new and modified techniques. These new techniques allow faster procedures, shortening of chair time while minimizing numbing of the lips and facial muscles of expression. It enhances productivity, reduces stress and virtually eliminates pain and anxiety.

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

      The luer lock needle competes with dental needles produced and distributed by a number of major manufacturers and distributors and other producers or distributors of dental products, many of whom have significant competitive advantages because of their size, strength in the marketplace, financial and other resources and broad product lines. The Company competes on the basis of convenience since it can package the product with an order for disposable handpieces.

Patents and Intellectual Property

      The Company's patents are believed to be material to its business and potential growth. The Company holds the following nine United States patents:

                                                         U.S. Patent    Date of
             Description                                   Number        Issue
             -----------                                 -----------    -------
"The Wand(R)"

Hypodermic Anesthetic Injection Method                    4,747,824     5/31/88

Hypodermic Anesthetic Injection Apparatus & Method        5,180,371     1/19/93

Dental Anesthetic and Delivery Injection Unit             6,022,337      2/8/00

"SplatrFree(TM)"

Anti-Splattering Rotary Dental Instrument                 5,690,488     11/25/97

Other

Apparatus and Method for Sterilizing, Destroying and
  Encapsulating Medical Implement Wastes                  4,992,217     2/12/91

Apparatus and Method for Verifiably Sterilizing
  Destroying and Encapsulating Regulated Medical Wastes   5,078.924      1/7/92

Apparatus and Method for Verifiably Sterilizing,
  Destroying and Encapsulating Regulated Medical Wastes   5,401,444     3/28/95

Self-Sterilizing Hypodermic Syringe and Method            5,512,730     4/30/96

Self-Sterlizing Hypodermic Syringe and Method             5,693,026     12/2/97

      The Company has also filed two additional United States utility patent applications on improvements in "The Wand(R)" and its accessories, and two other utility applications on related injection technology. There are also three pending design patent applications on various component parts of "The Wand(R)". Those applications are presently awaiting examination at the United States Patent and Trademark Office.

      The Company has adopted the trademarks "SplatrFree(TM)", "The Wand(R)" and "The Wand(R)Plus." "SplatrFree(TM)" is registered on the Supplemental Register as United States Trademark Registration No. 2,226,868, issued February 23, 1999. "The Wand(R)" is registered on the Principal Register as Registration No. 2,291,401, issued November 9, 1999. "The Wand(R)Plus" is the subject of a pending trademark application which is awaiting action at the United States Patent & Trademark Office.

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

Government Regulation

      "SplatrFree(TM)" prophy angles and "The Wand(R)" were cleared for marketing in the United States by the FDA in April and July 1996, respectively.

      The manufacture and sale of medical devices and other medical products, such as the "SplatrFree(TM)" prophy angle and "The Wand(R)", are subject to extensive regulation by the FDA pursuant to the FDC Act, and by other federal, state and foreign authorities. Under the FDC Act, medical devices must receive FDA clearance before they can be commercially marketed in the United States. Some medical products must undergo rigorous pre-clinical and clinical testing and an extensive FDA approval process before they can be marketed. These processes can take a number of years and require the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain, and FDA clearance may never be obtained. Delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each product submitted. Similar delays may also be encountered in other countries. Following the enactment of the Medical Device Amendments to the FDC Act in May 1976, the FDA classified medical devices in commercial distribution into one of three classes. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of the medical device. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls, such as adequate labeling, premarket notification, and adherence to the FDA's Quality System Regulation ("QSR"), also referred to as "good manufacturing practices ("GMP") regulations. Some Class I devices are further exempted from some of the general controls. Class II devices are those devices whose safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards,post- post-market surveillance, patient registries, and FDA guidelines. Class III devices are devices which must receive premarket approval by the FDA to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices.

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

      If a manufacturer or distributor cannot establish that a proposed device is substantially equivalent, to a legally marketed device, the manufacturer or distributor will have to seek premarket approval of the proposed device. A premarket approval application (a "PMA application") would be supported by extensive data, including pre-clinical and human clinical trial data, as well as extensive literature, to prove the safety and efficacy of the device. Upon receipt, the FDA will conduct a preliminary review of the PMA application to determine whether the submission is sufficiently complete to permit substantive review. If sufficiently complete, the submission is declared acceptable for filing by the FDA. The FDA has 180 days to review a PMA application once it has been declared acceptable for filing. While in the past the FDA has responded to PMA applications within the allotted time period, more frequently PMA reviews occur over a significantly protracted time period, and generally take approximately two years or more from the date of filing to complete. A number of devices for which FDA marketing clearance has been sought have never been cleared for marketing.

      If human clinical trials of a proposed device are required and the device presents "significant risk," the manufacturer or distributor of the device will have to file an Investigational Device Exemption ("IDE") application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and mechanical testing. If the IDE application is approved, human clinical trials may begin at the specific number of investigational sites and could include the number of patients approved by the FDA subject to any limitations imposed by FDA, such as the specific number of investigational sites and/or number of patients approved by FDA.

      Though the "SplatrFree(TM)" prophy angle and "The Wand(R)" have received FDA clearance based on its 510(k) Premarket Notification, there can be no assurance that any of the Company's other products under development will obtain the required regulatory clearance on a timely basis, or at all. If regulatory clearance of a product is granted, such clearance may entail limitations on the indicated uses for which the product may be marketed. In addition, modifications may be made to the Company's products to incorporate and enhance their functionality and performance based upon new data and design review. There can be no assurance that the FDA will not request additional information relating to product improvements, that any such improvements would not require further regulatory review thereby delaying the testing, approval and commercialization of the Company's development products or that ultimately any such improvements will receive FDA clearance.

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

      The Company is subject to pervasive and continuing regulation by the FDA regulations which require manufacturers of medical devices to adhere to certain QSR requirements also referred to as "Good Manufacturing Practices" ("GMP") as defined by the FDC Act. QSR compliance requires testing, quality control and documentation procedures. Failure to comply with QSR requirements can result in the suspension or termination of production, product recall or fines and penalties. Products must also be manufactured in registered establishments. In addition, labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. The export of devices is also subject to regulation in certain instances.

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

      In addition to the foregoing, numerous other federal and state agencies, such as environmental, fire hazard control, working condition and other similar regulators, have jurisdiction to take actions that could have a materially adverse effect upon the Company's ability to do business. In addition, expansion of the Company's operations into foreign markets will require the Company to obtain additional approvals, permits or licenses and comply with additional regulatory schemes to those of the United States. Amendments to existing statutes and regulations, adoption of new statutes and regulations and expansion of the Company's business could require the Company to alter methods of operations at costs that could be substantial, which could have an adverse effect on the Company. There can be no assurance that the Company will be able, for financial or other reasons, to comply with applicable laws and regulations and approval, permit or license requirements. Currently, the Company believes it is in compliance with all applicable statutes and regulations governing its operations and business as currently conducted, including, without limitation, those in respect of the "SplatrFree(TM)" prophy angles and "The Wand(TM)",Wand(R)", and the Company has all necessary approvals, permits and licenses that are applicable to its business, operations and products and services.

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

Research and Development Activities

      During the 1999, and 1998 fiscal years, the Company expensed $455,332 and $436,024, respectively, on research and development activities.

Employees

      The Company had 24 full-time including three executive officers and 3 part-time employees at December 31, 1999. The Company also uses the services of certain outside consultants for marketing and other activities.

Certain Risk Factors That May Affect Growth And Profitability

      The following factors may affect the growth and profitability of the Company and should be considered by any prospective purchaser of the Company's securities:

      History of Losses; Accumulated Deficit. Our operations commenced in November 1995, when we acquired a 65% interest in Spintech. For the fiscal years ending December 31, 1995, 1996 and 1997 we had limited revenues. For the fiscal years ended December 31, 1998 and 1999 our revenues were approximately $8.8 million and $2.9 million, respectively. In addition, we have had losses for each of the years ended December 31, 1995, 1996, 1997, 1998 and 1999 including a loss of approximately $7.0 million for 1999. At December 31, 1999, we had an accumulated deficit of approximately $27.8 million. We cannot assure you we will be able to generate operating profits and resultant cash flow sufficient to fund our operations in the future.

      Need for Greater Market Acceptance of "The Wand(R)". As with any new technology, there is substantial risk that the marketplace will not accept the potential benefits of such technology or be willing to pay for any cost differential with the existing technologies. Market acceptance of "The Wand(R)" depends, in large part, upon our ability to educate potential customers of the distinctive characteristics and benefits of The Wand(R) and will require substantial marketing efforts and expense. More than 10,000 Wand units were sold in aggregate in the U.S. and Canada over the past two years. The 1,250,000 in disposable handpiece sales for 1999 reflect a low level of usage of The Wand(R). However, since November 1999 through the present, the Company has experienced increased disposable handpiece sales in the U.S. If Wand sales and the rates of usage of our products not continue to improve, we may be forced to curtail marketing efforts and rely on the gradual build-up of demand as a result of increasing placement of units in dental schools and from growing awareness of the benefits of The Wand(R) technology as a result of additional clinical studies. We cannot assure that our current or proposed products will be accepted by the end users or that any of the current or proposed products will be able to compete effectively against current and alternative products.

Limited Financial Resources; Need for Additional Financing. Our capital requirements have been and will continue to be significant though we believe after giving effect to the February 2000 private placement that we have sufficient working capital for the next 12 months. However, if we have underestimated our operating expenses or our expected revenue, we will be required to borrow funds or sell equity securities, or curtail or reduce our activities. As of February 1, 2000 we concluded a $1,000,000 private placement of secured ten percent notes and warrants for 142,857 shares exercisable at prices ranging from $1.75 to $7.00 per share. We have no current arrangements for future additional financing. We cannot assure you any sources of additional financing will be available on acceptable terms, or at all. To the extent that any future financing involves the sale of our equity securities, the ownership interest of our-stockholders could be substantially dilluted.

      Highly Competitive Industry; Technological and Product Obsolescence. We face intense competition from many companies in the medical and dental device industry, including well-established academic institutions, possessing substantially greater financial, marketing, personnel, and other resources. Most of our competitors have established reputations, stemming from their success in the development, sale, and service of competing dental products. Further, rapid technological change and research may affect our product. Current or new competitors could, at any time, introduce new or enhanced products with features that render our products less marketable, or even obsolete. Therefore, we must devote substantial efforts and financial resources to enhance our existing products, to bring our products to market quickly, and to develop new products for related markets. In addition, our ability to compete successfully, require that we establish an effective distribution network. Several regulatory authorities must approve our products before they may be marketed. We cannot assure you that we can compete successfully, that our competitors will not develop technologies or products that render our products less marketable or obsolete, or that we will be able to successfully enhance our existing products, effectively develop new products, or obtain required regulatory approval for those products.

      Limited Distribution; Need to Broaden Distribution Channels. Our future revenues depends on our ability to successfully market and distribute The Wand(R). During 1999, we relied, primarily, on independent dental distributors to sell The Wand(R) domestically and internationally. In January 2000, we entered into an agreement to terminate our existing international distribution agreement and commenced new international distribution agreement giving our products entry into Japan, Great Britain, Germany, Israel, South Africa, Scandinavia, while retaining our presence in China and Taiwan. Domestically, our sales force's efforts in marketing The Wand(R) continue to grow. It should be noted, that further increases to the size of the sales force will carry with it a concomitant increase in up front expenses.

      Patent and Intellectual Property Protection. We hold U.S. patents applicable to the "The Wand(R)" and we have applied for certain improvement patents on The Wand(R) as well as the "SplatrFree(TM)" prophy angle. We rely on a combination of patent, trade secret, and trademark laws and employee and third-party nondisclosure agreements to protect our intellectual property rights. Despite the precautions we have taken to protect our products, unauthorized parties may attempt to reverse engineer, copy, or obtain and use its products and other information we regard as proprietary. We may have to initiate lawsuits to protect our intellectual property rights. Such lawsuits are costly and divert management's time and effort away from our business with no guarantee of success. Our failure to protect our proprietary rights, and the expense of doing so, could have a material adverse effect on our operating results and financial condition. Although we have not received any claims of infringement, it is possible that our products may infringe on existing or future patents or proprietary rights of others. If that happens we may have to modify our processes or to obtain a license. We cannot assure you that we will be able to do so in a timely manner, upon acceptable terms and conditions, or at all.

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

      Product Liability. We could be subject to claims for personal injury from the use of our dental and medical products. We have liability insurance in the aggregate amount of $2,000,000 with a per-occurrence limit of $1,000,000 which we believe is adequate, although we cannot assure you that the insurance coverage will be sufficient to pay such claims should they be made. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on us.

      Reliance Upon Management. We depend on the personal efforts and abilities of Leonard Osser, our Chairman and Chief Executive Officer. While we have a key man life insurance policy in the amount of $3,000,000 on the life of Mr. Osser any loss of his services could have a materially adverse effect.

      Litigation; Change in Officers. On April 10, 1997, the Board of Directors of Spintech terminated the employment of Dr. Ronald Spinello as its Chairman and Director of Research. The action by the Board followed the bringing by Milestone and Spintech of legal action against Dr. Spinello in which they sought, among other things, a declaratory judgment that Dr. Spinello has no personal rights to certain technology developed while he was employed as Director of Research of Spintech relating to the design and production of ancillary components of "The Wand(R)" and a declaratory judgment that they had not breached Dr. Spinello's employment agreement. Milestone, as principal stockholder of Spintech, also removed Dr. Spinello and Glenn Spinello as directors of Spintech. In February, 2000 we entered into an agreement with Dr. Spinello favorably resolving all disputes. Pursuant to that agreement, Dr. Spinello assigned to us any right which he has to technology relating to The Wand(R) developed while Dr. Spinello was employed at Spintech. Dr. Spinello also agreed to cooperate in filing and to assign to us all future patent applications covering that technology. As part of the settlement, Dr. Spinello received $25,000 and 80,000 of our shares.

      A Class Action lawsuit is pending against us seeking damages in an amount that may substantially exceed our insurance coverage. Further, although we believe we have meritorious defenses, the defense of the action could divert management's attention from operation of the business.

      No Dividends. We have never paid a cash dividend on our Common Stock. Payment of dividends on our Common Stock is within the discretion of the Board of Directors and will depend upon our earnings, capital requirements and financial condition, and other relevant factors. We do not currently intend to declare any dividends on our Common Stock in the foreseeable future.

      Control by Certain Persons. Our current officers and directors own approximately 23% of the currently outstanding shares of Common Stock. Accordingly, by reason of their stockholdings, and their control of the means for soliciting stockholder votes, the officers and directors will be able to exercise control and, in all likelihood, will be able to continue to elect all directors.

      Limitation of Director Liability. Our Certificate of Incorporation provides that our directors are not personally liable to us or any of our stockholders for monetary damages for breach of the fiduciary duty of care as a director, including breaches which constitute gross negligence, subject to certain limitations imposed by the Delaware General Corporation Law. Thus, under certain circumstances, neither we nor our stockholders can recover damages even if directors take actions which harm us.

      Government Regulation and FDA Clearance. The manufacture and sale of the Company's "SplatrFree(TM)" prophy angles and "The Wand(R)", are subject to extensive regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act ("FDC Act"), and by other federal, state and foreign authorities. Under the FDC Act, these medical devices must receive FDA clearance before they can be commercially marketed in the United States. Some products must undergo rigorous pre-clinical and clinical testing and an extensive FDA approval process before they can be marketed. These processes can take a number of years and require the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain, and FDA clearance may never be obtained. Delays or rejections may be based upon changes in FDA policy during the period of product development and FDA regulatory review of each submitted application. Similar delays may also be encountered in other countries. While the "SplatrFree(TM)" prophy angle and "The Wand(R)" have received FDA marketing clearance there can be no assurance that all of our products under development will obtain the required regulatory clearance on a timely basis, or at all. If regulatory clearance of a product is granted, such clearance may impose limitations on the indicated uses for which the product may be marketed. In addition, modifications may be made to our products to incorporate and enhance their functionality and performance based upon new data and design review. There can be no assurance that the FDA will not request additional information relating to product improvements, that any such improvements would not require further regulatory review thereby delaying the testing, approval and commercialization of the our products or that ultimately any such improvements will receive FDA clearance. FDA regulations also require manufacturers of medical devices to adhere to certain "Good Manufacturing Practices" ("GMP"), which include testing, design, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and will be monitored through periodic inspections by the FDA. Later discovery of previously unknown problems with a product, manufacturer, or facility may result in restrictions on such product or manufacturer, including fines, delays or suspensions of regulatory clearances, seizures or recalls of products, operating restrictions and criminal prosecution and could have a material adverse effect on us.

      Restricted Securities; Possible Volatility of Market Price. Shares of our Common Stock are currently traded on The American Stock Exchange. From time to time the market prices of dental and medical product companies have been affected by various factors, including adverse publicity. We cannot assure you that the market price of our Common Stock will not be volatile as a result of factors such as our financial results, possible adverse publicity resulting from any infractions of governmental regulations and various other factors affecting dental and medical product companies or the market generally. In recent years the stock market has experienced wide price fluctuations not necessarily related to the operating performance of such companies.

      Effect of Outstanding Warrants and Options. We currently have outstanding options and warrants to purchase 1,270,857 shares of our Common Stock at prices ranging from $1.00 to $23.00 per share. Holders of these warrants and options are given the opportunity to profit from a rise in the market price of our Common

Stock and are likely to exercise their securities at a time when we would be able to obtain additional equity capital on more favorable terms. Thus, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by such outstanding securities. We have granted registration rights with respect to our shares of our Common Stock covered by the warrants.

Item 2. Description of Property

      On March 20, 1997 Milestone opened new corporate headquarters and administrative offices occupying approximately 2,693 square feet at 220 South Orange Avenue, Livingston Corporate Park, Livingston, New Jersey. The Company occupies this space under a five (5) year and one (1) month lease at a cost the Company believes to be competitive. Spintech's accounting functions were moved to the new corporate headquarters. Spintech's operational functions are located at and consolidated with the other operations in Deerfield, Illinois.

      In October 1999, the Company consolidated its operations in Deerfield, Illinois, moving from two facilities to a single facility (approximately 5,470 square feet) in the same business complex. A five-year lease was signed. The facility serves as distribution center for the Company's products and the telemarketing office.

Item 3. Legal Proceedings

      Spinello Lawsuits

      On March 26, 1997, Milestone and Spintech commenced legal action in the United States District Court of New Jersey against Ronald Spinello, DDS, former Chairman and Director of Research of Spintech. In the complaint, plaintiffs sought recovery of compensatory and punitive damages for extortion and tortuous interference with existing and prospective contract and business relationships, a declaratory judgment that Dr. Spinello has no personal rights to certain technology developed while he was employed as Director of Research of Spintech relating to the design and production of ancillary components of its computer controlled local anesthetic delivery system, a declaratory judgment that plaintiffs have not breached Dr. Spinello's employment agreement or the agreement for the initial purchase by Milestone of a 65% equity interest in Spintech and injunctive relief. On May 21, 1997, Dr. Spinello filed an answer and counterclaim.

      As a result of various pretrial motions, the only claims remaining in the litigation with Dr. Spinello were Milestone's claims against Dr. Spinello and Dr. Spinello's counterclaim for unpaid salary for the period subsequent to his alleged wrongful termination, and a portion of his indemnification claim against Spintech.

      In January 2000, prior to trial, the Company agreed to settle with Dr. Spinello, the counterclaims asserted against Dr. Spinello and the claims asserted by Glenn Spinello. Various stipulations incorporating that settlement were executed in February 2000. Under the agreement, Dr. Spinello has assigned to Milestone any rights which he has to technology relating to "The Wand(R)" handpiece or technology developed while he was employed at Spintech and has agreed to cooperate in filing and to assign to Milestone any future patent applications covering that technology. Dr. Spinello and Glenn Spinello each also agreed to convey to Milestone all of his equity interests in Spintech. In return for the assignment of technology, the conveyance of Spintech equity and the resolution of all disputes between the parties, including the discontinuance with prejudice of pending legal actions, Milestone has paid $25,000 to Dr. Spinello and has agreed to issue to him a number of shares of Common Stock equal to the greater of 80,000 shares or shares with a market value of $80,000 and to issue to Glenn Spinello 8,000 shares.

      Class Action Lawsuit

      In 1998, several class action lawsuits were commenced against the Company, certain present and former executive officers, one outside director and consultants in the United States District Court for the District of New Jersey. The District Judge before whom the cases are pending has entered an order consolidating all of the class actions into one consolidated action. The Complaints contain generally overlapping and similar allegations of violations of the Securities Exchange Act of 1934, including allegations that the Company and certain of the other defendants violated the Act by issuing false and misleading financial statements and disseminating misleading statements about, among other things, the demand for the Company's principal product, its expected sales growth, the acceptance of that product by dental professionals, shipments during certain time periods and misrepresentations as to third-party evaluations of the efficacy of the product through failure to disclose the issuance of stock options to certain consultants. On October 22, 1998, the District Judge entered an order appointing lead plaintiff to represent the interests of all class members. On March 28, 1999, the District Judge appointed lead counsel to represent the class. On April 28, 1999, the class filed a Consolidated and Amended Class Action Complaint, naming as defendants the Company and three present and former executive officers and directors. The Consolidated Complaint alleges that the Company issued false and misleading statements concerning, among other things, certain studies and reports on the Company's products, the Company's backlog and the amount of reserve taken for returns. Milestone believes that the material allegations of the Consolidated Complaint does not state a cause of action under the Federal Securities Law and on May 21, 1999 served a motion to dismiss the Consolidated Complaint for failure to state a claim. The class has responded to the motion and the Company filed a reply. The Motion was submitted to the Court in September 1999, but no decision has yet been rendered. Instead, on March 1, 2000, the Court held oral argument on the Motion to Dismiss, at the end of which the court requested supplemental memoranda of law on one issue. The Supplemental Memoranda Of Law were filed on March 16 and 22, 2000. If the Motion to Dismiss is not granted, the Company believes that the allegations contained in the Class Action Complaint are without merit and it intends to vigorously defend the action. Specifically, Milestone believes that its financial statements presented fairly its results of operations, that the information which it has publicly disclosed did not contain any material misstatements or misrepresentations and that stock options issued to persons who published research reports were issued for other services for the Company, principally service as spokespersons and demonstrators of the Company's product. Further, the Company continues to believe that The Wand(R) embodies superior technology, is a major advance in dentistry and may ultimately become the accepted method for delivering local dental anesthesia.

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

      On June 24, 1999 American Alliance filed a complaint in the United States District Court for the Southern District of New York seeking a declaratory judgment that it is not liable under its policy for the claim asserted in the amended class complaint as well as the derivative complaint. The Company intends to vigorously defend against the American Alliance action and intends to move to dismiss that action. On July 9, 1999 the Company filed its own declaratory judgment action against American Alliance and St. Paul in the United States District Court for the District of New Jersey seeking a declaration that the claims asserted in the Consolidated Complaint in the Class Action and in the Derivative Action are covered by the Excess Director's and Officer's Insurance Policies. On August 4, 1999, the District Judge in New Jersey administratively terminated the Company's action until the previously filed New York Action was resolved or dismissed. Thereafter, the Company filed an answer and counterclaim in the New York Action seeking the same relief as it sought in its complaint in the New Jersey Action. Both American Alliance and the Company each requested leave from the Judge in the New York Action to make a motion for summary judgment and to dismiss the complaint, respectively. Instead, since any decision on the scope of coverage of the excess policies will, in large part, depend upon whether the Class Action complaint is dismissed, in whole or in part, the District Judge in the New York Action decided to hold in abeyance any action on American Alliance's complaint and Milestone's answer and counterclaim until a decision is rendered by the District Court in New Jersey in the Class Action.

Item 4. Submission of Matters to a Vote of Security Holders

      (a)   Not applicable.

      (b)   Not applicable.

      (c)   Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      (a)   Market Information

      The Company's Common Stock had been traded on The Nasdaq SmallCap Market under the symbols "USOS" from November 3, 1995 through December 5, 1996 and "WAND" from December 6, 1996 through January 6, 1998. The Common Stock has traded on the Nasdaq National Market under the symbol "WAND" from January 7, 1998 through April 22, 1998. Since such date, the Common Stock has traded on the American Stock Exchange under the symbol "MS" and the Pacific Stock Exchange under the symbol "MS."

      The following table sets forth the high and low bid prices as quoted by The Nasdaq SmallCap Market and the Nasdaq National Market from January 1, 1998 through April 22, 1998. Thereafter, it contains the high and low closing prices as quoted by the American Stock Exchange. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                      Bid Price
                                          High                            Low

1998

First Quarter                           $24.375                         $15.250
Second Quarter (through April 3)        $18.5                           $17.625

                                                    Closing Price
                                       High                             Low

Second Quarter (after April 3)          $19.375                         $ 5.4375
Third Quarter                          $  4.688                         $ 1.50
Fourth Quarter                         $  1.813                         $  .938

1999

First Quarter                          $  3.00                          $  .938
Second Quarter                         $  1.88                          $ 1.00
Third Quarter                          $  2.75                          $  .688
Fourth Quarter                         $  1.438                         $  .875

      (b)   Holders

      As of February 17, 2000, the number of record holders of the Common Stock of the Company was 143. The Company believes that there are more than 3,500 beneficial holders of the Common Stock.

      (c)   Dividends

      The holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not paid and does not expect to declare or pay any dividends in the foreseeable future.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

      1999 was a year of transition for Milestone Scientific. It expanded its market from the U.S. and Canada to a global market, including Europe, Asia, Africa and South America. International sales were somewhat limited, pending establishment of arrangements with local dealers. The need for regulatory approval in some jurisdictions also limited sales activity, though shortly after year end the Company received approval to market the Wand in Japan. Also, Milestone transformed itself from a company which distributed its product through a dealer network to a company distributing directly to U.S. dentists. As part of focused efforts on its core products, Milestone terminated its Wisdom operations.

      Fiscal year ended December 31, 1999 compared to fiscal year ended December 31, 1998

Statement of Operations

      Net sales for the year ended December 31, 1999 and December 31, 1998 were $2,855,463 and $8,804,235 respectively. The $5,948,772 or 68% decrease reflects a decline in Wand sales volume (including disposable handpieces) partially offset by a decrease in returns. Furthermore, net sales from the Wisdom product line which was terminated in April, 1999 were $174,086 for the year ended December 31, 1999 as compared to $1,983,277 for the year ended December 31, 1998. For the year ended December 31, 1999, approximately, $940,000 in revenue was generated through sales to countries outside the United States and Canada. Net sales revenue for The Wand(R) (including disposable handpieces) in the U.S. and Canada was approximately $1,666,000 for 1999. $615,000 or 37% of these sales were generated in the fourth quarter. The latter increase represents a 76% increase in average monthly sales revenues.

      Cost of sales for the year ended December 31, 1999 as compared to the year ended December 31, 1998 declined from $10,144,796 to $1,572,319, a $8,572,477 reduction. The reduction is primarily attributable to lower sales volume, a sharp decline in returns and a decrease in average product costs due to prior period inventory writedowns.

      Included in the cost of sales for the year ended December 31, 1998 is a $1,243,986 writedown of the carrying value of the inventory and a $1,982,000 writedown in the net book value of fixed assets. The latter reduction includes a $269,000 obsolete equipment writeoff. The remainder or $1,712,982 is the writedown of new, yet unused semi automation equipment and molds. The semi automation equipment and molds were purchased for approximately $2,200,000 in anticipation of the ramp up disposable handpiece sales.

      For the year ended December 31, 1999, the Company generated a gross profit of $1,283,144 as compared to a gross loss of $1,340,561 for the year ended December 31, 1998.

      Selling, general and administrative expenses for the year ended December 31, 1999 and December 31, 1998 were $7,009,543 and $9,336,445 respectively. The
$2,326,902 or 25% decrease is primarily attributable to approximately $1,630,000 aggregate decrease in selling and marketing expenses associated with The Wand(R), a $270,000 reduction in corporate salaries, a $221,452 decrease in compensation expense related to 1998 option grants, and a $498,000 reduction in selling and marketing expenses associated with the Wisdom product line. These expenses were offset by a $366,000 increase in legal expenses and a $168,000 increase in insurance expenses.

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

      Research and development expenses for the year ended December 31, 1999 and December 31, 1998 were $455,332 and $436,024, respectively. The $19,308 increase is primarily attributable to the cost incurred in developing product improvements and a medical version of "The Wand(R)".

      Loss from operations for the years ended December 31, 1999 and 1998 were $6,258,076 and $11,113,030, respectively.

      Net interest income for the years ended December 31, 1999 and 1998 were $17,014 and $414,676. The $397,662 decrease is primarily attributable to lower aggregate funds available for investing and additional interest expense associated with senior convertible notes. Also, as a result of a reduction in the conversion price for the 3% convertible notes, the Company incurred a non cash debt conversion expense of $731,250 in 1999.

      The net loss for the year ended December 31, 1999 was $6,972,312 as compared to net loss of $10,698,354 for the year ended December 31, 1998. The decrease reflects sharp declines in product returns and in selling general and administrative expenses, a decrease in the average product cost, and 1998 writedowns in inventory carrying values and in the net book value of production equipment and molds associated with the Wand(R). This is partially offset by a decline in Wand(R) sales volume, lower net interest income and a $731,250 debt conversion expense.

Liquidity and Capital Resources

      At December 31, 1999, the Company's working capital was $1,207,778. It consisted primarily of inventories, investment in treasury bills and cash and cash equivalents.

      For the year ended December 31, 1999, the Company decreased cash and cash equivalents by $73,863, providing $3,161,134 from investing activities and $2,098,000 from financing activities.

      For the year ended December 31, 1999, the Company's net cash used in operating activities was $5,332,997. This was primarily attributable to a net loss of $6,972,312 adjusted for non cash items of $263,950 for amortization, $468,907 for depreciation, $36,438 for non cash interest and a $731,250 debt conversion expense; a $133,129 decrease in accounts receivable; a $461,832 increase in inventories; a $65,373 increase in prepaid expenses; an increase in accrued expenses of $81,151 and a $451,415 increase in accounts payable.

      The $3,161,134 provided by investing activities for the year ended December 31, 1999 was attributable to the maturing of $7,020,940 in treasury bills, offset by $3,753,000 in Treasury bill purchases and $106,806 in capital expenditures. These expenditures covered retooling cost for product modifications.

      Financing activities provided $2,098,000 for the period. The Company, as described below, raised $2,000,000 from an institutional private placement and $250,000 from the sale of similar securities to its Chairman and CEO. Also, $150,000 was repaid under the Company's line of credit.

      As of December 31, 1999, the Company had $242,843 in aggregate cash and cash equivalents. In addition, as of February 1, 2000, the Company concluded a $1,000,000 private placement of 10% Senior Subordinated Note. Management believes that through the proper utilization of these existing funds, revenues generated from international distributors and from continued increases in domestic disposable handpiece sales, the expense reductions achieved through cost containment programs, and the funds raised from the first quarter 2000 private placement, it will have sufficient cash to meet its needs over the next twelve months.

      The Company continues to take steps aimed at growing and strengthening the end user base thereby gaining greater acceptance of The Wand(R) and translating to increased revenue through higher disposable handpiece usage. On October 1, 1999, the Company began a new sales initiative, permitting dentists in the

United States to order the Wand(R) directly through Milestone and to avail themselves of certain quantity discounts when purchasing disposable handpieces and dental needles. Furthermore, it continues to a) develop its market overseas;
b) visit, obtain feedback and provide further support to current Wand users; c) provide assistance to dental schools which include The Wand(R) in their curriculum; d) distribute The Wand(R) technique videos and technical bulletins to its current users, and e) maintain a well trained service staff.

      Subsequent to year-end, the Company achieved two major objectives. As mentioned above, it completed a $1,000,000 private placement, issuing 10% Senior Secured Notes with warrants to purchase 142,857 shares of Milestone Common Stock. Secondly, it received approval to sell "The Wand(R)" and its disposable handpiece in Japan. An order of 1,000 units and 150,000 disposable handpieces was immediately received from its exclusive distributor, Yoshida Dental Manufacturing Company. As requested, 500 units and 50,000 disposable handpieces were shipped by March 26, 2000. Since November 1999 and through March 2000 the Company has experienced monthly growth in domestic handpiece sales. First quarter 2000, revenues are expected to exceed the prior quarter's revenues by over 50%. Also, cash receipts through March 26, 2000 were over $1.2 million for the quarter.

      In August 1999, the Company submitted an application to the FDA to market for medical use, a similar device to The Wand(R). A working prototype of an improved device for delivery of multi-volume anesthetic and other medicaments and with other added features of interest to medical specialists has been developed and will be submitted to the FDA in the near future.

      Private Placements

      In March 1999, the Company concluded a $2 million institutional private placement with Cumberland Partners, other investment funds managed by or affiliated with Cumberland Associates and certain principals of Cumberland Associates. An additional $250,000 was raised from the Chairman and Chief Executive Officer of Milestone, on the same terms and conditions. The investors purchased, at face value, 3% Senior Convertible Notes Due 2003, convertible into Milestone Common Stock at prices increasing from $2.50 per share in the first year to $6.00 per share in the fourth year, subject to anti-dilution protection in the event of stock dividends and certain capital changes. Purchasers of the Notes were granted rights to participate in certain future security offerings by Milestone. Subsequent to year end, in February 2000, the holders of the 3% Convertible Notes agreed to convert all $2,250,000 of such notes into common stock at an $1.25 per share. Of the 1,800,000 shares which were to be issued, only the 200,000 shares to Mr. Osser are being held in escrow and pending shareholder approval.

      As of February 1, 2000, the Company concluded a $1 million institutional private placement of 10% Senior Secured Promissory Notes due June 30, 2001 and Warrants to purchase 142,857 shares of Milestone Common Stock with Cumberland Associates, Strategic Restructuring Partnership L.P., a former principal of Cumberland Associates, two officers of the Corporation, an affiliate of one of its directors and six other individuals. The Notes are secured by all present and future inventories of Milestone and are prepayable out of a portion of the proceeds generated by sales of "Wand" units. The Warrants are exercisable at prices increasing from $1.75 per share in the first year to $7.00 per share in the fifth year, subject to anti-dilution protection in the event of stock dividends and certain capital changes. Purchasers of the Warrants were granted rights to participate in certain future security offerings by Milestone.

Year 2000 Compliance

      The Company experienced no disruption with regards to the year 2000. It had developed a plan which included the upgrade of its internal information system and insured that its operating systems were compliant with the requirements to process transactions in the year 2000. The cost was not significant for overall compliance. The Company reviewed its own equipment and determined that the equipment was either Year 2000 compliant or not affected by the Year 2000 issues. Also, the Company contacted its vendors, on whom it relies, and they too were Year 2000 complaint.

Subsequent Events

      International Distribution Arrangement

      In January 2000, the Company entered into an agreement with AFP to terminate international distribution of "The Wand(R)" through AFP by June 30, 2000.

      The agreement provides for a phased termination during which Milestone will immediately begin to fill handpiece requirements of all existing and new foreign dealers throughout the world and will directly distribute "Wand(R)" units to dealers in Japan, Great Britain, Germany, Israel, South Africa, Scandinavia and certain other countries. Milestone currently serves dealers in China and Taiwan. In addition, the Company will assume responsibility for distribution to dealers in Central and South America in April 2000 and for dealers throughout the rest of the world after June 30, 2000.

      The change in Milestone's international distribution arrangements, was made to bring Milestone one step closer to the end user, allowing it to better serve the individual practitioner. It should provide more pricing flexibility and allow cost reductions to Milestone's end users.

      Approval for the Sale of "The Wand(R)" System in Japan

      In February 2000, the Company received approval to sell "The Wand(R)" and disposable handpiece in Japan. Following the approval, Milestone's exclusive Japanese distributor, The Yoshida Dental Manufacturing Co., placed an initial order for 1,000 system kits and 150,000 disposable handpieces. Japan is the world's second largest dental market and Yoshida is one of Japan's largest wholesale dental equipment and product distributors. Yoshida has 400 sales representatives staffing offices located in 44 major cities and its distribution network has agreements with approximately 25% of the more than 600 dental dealers in Japan.

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

Item 8. Change in and Disagreements with Accountants on Accounting Financial Disclosure

      Not applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

      The current executive officers and directors of the Company and their respective ages as of December 31, 1999 are as follows:

                                                                                                                    Director
              Name                     Age                                      Position                             Since
---------------------------------    --------    ------------------------------------------------------------     -------------

Leonard A. Osser                       52          Chairman and Chief Executive Officer of the Company and             1991
                                                   President and Chief Executive Officer of Spintech, a
                                                   subsidiary

Mitchell G. Kuhn                       57          President and Chief Operating Officer and Director of the           1999
                                                   Company

Thomas M. Stuckey                      45          Chief Financial  Officer and Vice President of the Company
                                                   and Chief Financial  Officer of both Spintech and Sagacity
                                                   I, each a subsidiary

Stephen A. Zelnick (1)                 61          Director of the Company                                             1996

Paul Gregory                           64          Director of the Company                                             1997

Louis I. Margolis (1) (2)              56          Director of the Company                                             1997

Leonard M. Schiller(2)                 58          Director of the Company                                             1997

Larry Haimovitch                       53          Director of the Company                                             1997

Daniel Martin                          61          Director of the Company                                             1998

--------

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

      Mitchell G. Kuhn has been President, Chief Operating Officer of the Company since October 1999. He was elected as a director in December 1999. From July 1977 until March 1999, Mr. Kuhn was the Chief Operating Officer and an Executive Director of the New York County Dental Society. From January 1990 until March 1999, Mr. Kuhn was the Chief Operating Officer and an Executive Director of First District Dental Society Health and Welfare Trust. From January 1982 until March 1999, Mr. Kuhn was Chief Executive Officer, President and Chief Operating Officer of First Madison Corp.

      Thomas M. Stuckey has been the Chief Financial Officer and Vice President of the Company and the Chief Financial Officer of Spintech and Sagacity I, a subsidiary of the Company, since May 1998. Prior to joining the Company, Mr. Stuckey had been the Corporate Controller of PureTec, a plastic products manufacturer, where he had spent 13 years.

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

      Daniel R. Martin has been a director of the Company since March 1998. From March 1998 until February 1999 Mr. Martin also served as the President and Chief Operating Officer of the Company. From January 1990 to October 31, 1997, Mr. Martin was the President, Chief Operating Officer and director, and later Chief Executive Officer of E-Z-EM, Inc., a manufacturer of medical devices and pharmaceuticals for diagnostic imaging.

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

      To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to the Company, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) shareholders were complied with during 1999, with the exception of the following individuals with late Form 4 filings reporting changes in beneficial ownership: Leonard A. Osser and Louis I. Margolis.

Item 10. Executive Compensation.

      The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 1999, 1998, and 1997 by (i) the Company's Chief Executive Officer and (ii) the most highly compensated executive officers, other than the CEO, who were serving as executive officers at the end of the 1999 fiscal year and whose salary as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the "Named Executives").

                           Summary Compensation Table

                                                                                          Long-Term Compensation
                                                                             --------------------------------------------------
                                                 Annual Compensation                  Awards                     Payouts
                                              --------------------------     --------------------------     -------------------
                                                                              Common Stock Underlying           All Other
    Name and Principal                                 Salary                         Options                  Compensation
         Position                 Year                   ($)                            (#)                        ($)
---------------------------     ---------     --------------------------     --------------------------     -------------------

Leonard A. Osser                  1999                191,135 (1)                       50,000
    Chief Executive               1998                280,395 (2)                       50,000
    Officer and                   1997                267,768 (3)                      150,000
      Chairman

Thomas M. Stuckey                 1999                 119,922                          21,000                   10,000 (4)
 Chief Financial Officer
    and Vice President

-----------

(1) Includes voluntary reduction of base salary which commenced in July 1998 and also includes $36,000 earned as President and Chief Executive Officer of Spintech.
(2) Effective July 7, 1998 Mr. Osser took a voluntary reduction in his 1998 annual base salary of $350,000. Includes $73,136 earned as President and Chief Executive Officer of Spintech. Does not include $11,559 paid by the Company to Marilyn Elson, a certified public accountant who was employed by the Company to render accounting services. Ms. Elson is the wife of Mr. Osser.
(3) Does not include $41,538 paid by the Company to Marilyn Elson, C.P.A., who was employed by the Company to render accounting services prior to the hiring by the Company of a Chief Financial Officer. Ms. Elson is the wife of Mr. Osser.
(4)   1999 Bonus.

Stock Options

      The following tables show certain information with respect to incentive and non-qualified stock options granted in 1999 to Named Executives under the Company's 1997 Stock Option Plan and the aggregate value at March 8, 2000 of such options. In general, the per share exercise price of all options is equal to the fair market value of a share of Common Stock on the date of grant. No options granted to Named Executives have been exercised.

                                                    Option Grants in 1999
------------------------------------------------------------------------------------------------------------------------------
Individual Grants of Options
------------------------------------------------------------------------------------------------------------------------------

                                   Number of Shares       Percent of Total
                                    of Common Stock        Options Granted
                                      Underlying           to Employees in       Exercise Price
            Name                       Option #                 1999                 ($/Sh)            Expiration Date
------------------------------     ------------------     ------------------     ----------------    ---------------------

Leonard A. Osser                        50,000(1)               19.8%                  $1.00               1/09/04

Thomas A. Stuckey                       21,000(2)                8.3%                  $3.00               1/14/04

-----------
(1)   Options vest 12/10/03
(2) One third of options vested on the date of grant (1/15/99), with an additional one third vesting on each anniversary thereof.

                                         Aggregated 1999 Year End Options Values
                                       for Options granted prior to and During 1999
---------------------------------------------------------------------------------------------------------------------------
                                                                                                Value of Unexercised
                                                  Number of Shares of Common Stock              In-The-Money Options
                                                 Underlying Unexercised Options at                At 12/31/99 (1)
                   Name                          12/31/99 Exercisable/Unexercisable          Exercisable/Unexercisable
--------------------------------------------     -----------------------------------     -----------------------------------

Leonard A. Osser                                                 100,000 // 150,000                0 // $150,000
Thomas M. Stuckey                                                  22,333 // 23,667             $14,000 // $ 7,000

-----------

(1) Based on the closing price on March 8, 2000 of $4.00 as quoted on the American Stock Exchange.

Employment Contracts

      As of January 1, 1998 the Company entered into an Employment Agreement with Mr. Osser which provides for an initial term expiring on December 31, 2002, with a two-year non-competition period at the end of the term. The term is automatically increased for successive one-year periods unless prior to December 1 of any year either party notifies the other of its election not to extend the term. Under the Agreement Mr. Osser serves as Chief Executive Officer and is required to work on a full-time basis. Under the Employment Agreement Mr. Osser receives annual base pay of $350,000, increasing to reflect cost of living adjustments commencing on January 1, 2001. In addition, during January 1998 and each of the next four Januarys the Company shall grant Mr. Osser an option to purchase 50,000 shares of Common Stock exercisable only during the last 30 days of the five year option term unless the Company achieves certain financial goals to be specified annually by the Compensation Committee. Additionally, as soon as financial statements for each year commencing with 1998 are completed, the Company shall grant the executive an additional option to purchase up to 50,000 shares depending upon the achievement of specified performance goals. Further, Mr. Osser shall receive the opportunity to earn cash bonuses of up to $200,000 per year depending upon the achievement of performance targets to be specified by the Option Committee.

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

Compensation of Directors

      Non-employee directors are granted, upon becoming a director, a five-year option to purchase 20,000 shares of our Common Stock at an exercise price equal to the fair market value of a share of Common Stock on the date of grant. They receive no cash compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table, together with the accompanying footnotes, sets forth information, as of March 9, 2000, regarding stock ownership of all persons known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, certain executive officers, all directors, and all directors and officers of the Company as a group:

                                                     Shares of
                                                    Common Stock
                                                    Beneficially   Percentage of
             Name of Beneficial Owner (1)            Owned (2)       Ownership
--------------------------------------------------  -------------- ------------
Executive Officers and Directors
Leonard Osser.....................................  2,010,061 (3)       18.69%
Mitchell G. Kuhn                                       16,800               *
Thomas M. Stuckey                                      32,166 (4)           *
Paul Gregory......................................     20,150 (5)           *
Larry Haimovitch..................................     20,156 (6)           *
Louis I. Margolis.................................     84,000 (7)           *
Leonard M. Schiller...............................     65,594 (8)           *
Stephen A. Zelnick................................    180,620 (9)        1.68%
Daniel R. Martin                                       52,100 (10)          *
All Directors and Officers as a group               2,481,647 (11)      23.07%

-----------
*     Less than 1%

                                               Shares of
                                              Common Stock
                                              Beneficially         Percentage of
                                               Owned (2)             Ownership
5% and Greater Stockholders

Cumberland Associates, LLC
1114 Avenue of the Americas                   1,901,524(12)             17.68%
New York, New York 10036

Gintel Asset Management, Inc.
      6 Greenwich Office Park                 1,374,700(13)             12.78%
      Greenwich, CT 06831

(1)   The addresses of the persons named in this table are as follows: Leonard
      A. Osser, 220 South Orange Avenue, Livingston Corporate Park, Livingston, NJ 07039; Mitchell G. Kuhn, 220 South Orange Avenue, Livingston Corporate Park, Livingston, NJ 07039; Thomas M. Stuckey, 220 South Orange Avenue, Livingston Corporate Park, Livingston, NJ 07039; Stephen A. Zelnick, Morse, Zelnick, Rose & Lander, LLP, 450 Park Avenue, New York, New York 10022; Paul Gregory, Innovative Programs Associates Inc., 300 Mercer Street, New York, New York 10003; Louis I. Margolis, Pine Street Associates, L.P., 88 Pine Street, Suite 3100, New York, New York 10005; Leonard M. Schiller, Schiller, Klein & McElroy, P.C., 33 North Dearborn Street, Suite 1030, Chicago, Illinois 60602; Larry Haimovitch, Haimovitch Medical Technology Consultants, Four Maritime Plaza, San Francisco, CA 94111-3416 and Daniel R. Martin, 220 South Orange Avenue, Livingston Corporate Park, Livingston, NJ 07039.
(2) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercise or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 10,752,898 shares outstanding on March 9, 2000.
(3) Includes 70,000 shares subject to stock options, exercisable within 60 days of the date hereof at 7.00 per share, and 29,000 shares subject to stock options, exercisable within 60 days of the date hereof at 7.56 per share.
(4) Includes 14,000 shares subject to stock options, exercisable within 60 days of the date hereof at $3.00 per share and 16,666 shares subject to stock options, exercisable within 60 days of the date hereof at $16.50 per share. Mr. Stuckey disclaims beneficial ownership to (i) 5,300 shares which are held by his wife as custodian for their children, and (ii) 1,200 shares which are owned by his wife in her IRA.
(5) Includes 150 shares held by Mr. Gregory's wife and 17,000 shares subject to stock options, exercisable within 60 days of the date hereof at $5.125 per share.
(6) Includes 15,000 shares subject to stock options, exercisable within 60 days of the date hereof at $6.875 per share.
(7) Includes 20,000 shares subject to stock options, exercisable within 60 days of the date hereof at $5.125 per share and 32,000 shares subject to stock purchase warrants, exercisable within 60 days of the date hereof at $9.00 per share.
(8) Includes 45,000 shares subject to stock options, exercisable within 60 days of the date hereof at $5.125 per share.

(9) Includes (i) an aggregate of 70,000 shares issuable upon exercise of stock options within 60 days of the date hereof, 50,000 of which are exercisable at $5.125 per share and 20,000 of which are exercisable at $5.375 per share and (ii) warrants immediately exercisable to purchase 14,286 shares at $1.75 per share.
(10) Includes 50,000 shares subject to stock options exercisable within 60 days of the date hereof at $23.00 per share.
(11) Includes 378,666 shares subject to stock options and no shares subject to warrants all of which are exercisable within sixty (60) days of the date hereof.
(12) Based solely upon an amendment to Schedule 13G filed by Cumberland Associates LLC with the Securities and Exchange Commission on 2/14/00.
(13) Based solely upon an amendment to Schedule 13G filed by Gintel Asset Management, Inc. on 2/12/99.

Item 12. Certain Relationships and Related Transactions

      Pursuant to a $1 million private placement which was completed in February 2000, Leonard Osser, the Chairman and Chief Executive Officer of the Company purchased $250,000 principal amount of 10% secured promissory notes and five-year warrants to purchase 35,714 shares of the Company's common stock, immediately exercisable at $1.75 per share with such exercise price increasing each anniversary to a final exercise price of $7.00 per share. Also pursuant to this private placement Mitchell G. Kuhn, President and Chief Operating Officer, purchased $50,000 principal amount of 10% secured promissory notes and five-year warrants to purchase 7,143 shares of the Company's common stock. Additionally, pursuant to an agreement made as of January 31, 1999, the Company issued 1,800,000 shares of common stock in full payment of the Company's three percent Senior Convertible Promissory Notes in the aggregate principal amount of $2,250,000, of which 200,000 shares were issued to Leonard Osser, Chairman and Chief Executive Officer, subject to shareholder approval.

Item 13. Exhibits and Reports on Form 8-K

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

      10.8 Employment Agreement dated November 1, 1996 by and between the Company and Gregory Volok. (5)

      10.9 Lease, as amended, dated November 6, 1991 between Raybec Management Co. and Wisdom. (5)

      10.10 Employment Agreement made as of December 23, 1996 by and between Sagacity I, Inc. and Joel D. Warady. (5)

      10.13 Agreement for SDS Product dated September 1, 1996 between Spintech and Princeton PMC. (5)

      10.14 Agreement for The Wand(R) Product dated September 1, 1996 between Spintech and Princeton PMC. (5)

      10.16 Exclusive Distributorship Agreement between Wisdom Toothbrushes Limited and Sagacity I, Inc. (5)

      10.18 Agreement between Milestone and Spintech dated September 21, 1994 and Amendment No. 1 thereto. (2)

      10.19 Employment Agreement between the Company and Leonard Osser dated January 1, 1998. (6)

      10.20            Undertaking of Leonard Osser dated April 5, 2000. (6)

      21.1             Subsidiaries of the Registrant. (5)

      23               Consent of Grant Thornton LLP  (6)

      -----------------
      (1)   Filed with the initial filing of the Company's Registration
            Statement.
      (2)   Filed with Amendment No. 1 to the Registration Statement.
      (3)   Filed with Form 8-K dated January 29, 1996.
      (4) Filed with the Company's Form 10-KSB for the year ended December 31, 1995.
      (5) Filed with the Company's Form 10-KSB for the year ended December 31, 1996.
      (6)   Filed herewith.

(b) There were no reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Milestone Scientific Inc.


                                         By:/s/Leonard Osser
                                            ------------------------------------
                                            Leonard Osser,
                                            Chairman and Chief Executive Officer

Date: March 27, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 31, 1999.

           Signature             Date                        Title
           ---------             ----                        -----


/s/Leonard Osser                 March 27, 2000       Chairman, and Chief
-----------------------------                         Executive Officer
           Leonard Osser


/s/Mitchell G. Kuhn              March 27, 2000       President, Chief Operating
-----------------------------                         Officer and Director
           Mitchell G. Kuhn


/s/Thomas M. Stuckey             March 27, 2000       Vice President and Chief
-----------------------------                         Financial Officer
           Thomas M. Stuckey


/s/Daniel R. Martin              March 27, 2000       Director
-----------------------------
           Daniel R. Martin


/s/Stephen A. Zelnick            March 27, 2000       Director
-----------------------------
           Stephen A. Zelnick


/s/Louis Margolis                March 27, 2000       Director
-----------------------------
            Louis Margolis


/s/Larry Haimovitch              March 27, 2000       Director
-----------------------------
           Larry Haimovitch


/s/Leonard Schiller              March 27, 2000       Director
-----------------------------
           Leonard Schiller


/s/Paul Gregory                 March 27, 2000        Director
-----------------------------
           Paul Gregory

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
    Milestone Scientific Inc.

We have audited the accompanying consolidated balance sheet of Milestone Scientific Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Milestone Scientific Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


GRANT THORNTON LLP

New York, New York
March 27, 2000
(except for Note A for which
the date is April 5, 2000)

                   Milestone Scientific Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                            ASSETS                                                   1999                  1998
                                                                                                  -----------           -----------

CURRENT ASSETS
    Cash and cash equivalents                                                                     $   242,843           $   316,706
    Investments - Treasury Bills                                                                           --             3,267,940
    Accounts receivable, net of allowance for
        doubtful accounts of $79,814 and
        $137,870 in 1999 and 1998, respectively                                                       297,778               430,907
    Inventories                                                                                     1,717,094             1,255,262
    Prepaid expenses                                                                                  192,636               127,263
                                                                                                  -----------           -----------

             Total current assets                                                                   2,450,351             5,398,078

PROPERTY AND EQUIPMENT, NET                                                                         1,669,769             2,031,870

PATENTS, NET                                                                                        1,491,724             1,736,275

OTHER ASSETS                                                                                           10,318                29,997
                                                                                                  -----------           -----------

             Total assets                                                                         $ 5,622,162           $ 9,196,220
                                                                                                  ===========           ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Line of credit - bank                                                                         $        --           $   150,000
    Accounts payable                                                                                  996,120               544,705
    Accrued expenses                                                                                  246,453               165,302
                                                                                                  -----------           -----------

             Total current liabilities                                                              1,242,573               860,007
                                                                                                  -----------           -----------

SENIOR CONVERTIBLE NOTES                                                                            2,250,000                    --
                                                                                                  -----------           -----------
COMMITMENT AND CONTINGENCIES                                                                               --                    --
                                                                                                  -----------           -----------
STOCKHOLDERS' EQUITY
    Common stock, par value $.001; authorized, 25,000,000 shares; 8,864,898
        issued as of December 31, 1999 and 8,817,882 issued as of December 31, 1998                     8,865                 8,818
    Additional paid-in capital                                                                     30,877,375            30,111,734
    Accumulated deficit                                                                           (27,845,135)          (20,872,823)
    Treasury stock, at cost, 100,000 shares                                                          (911,516)             (911,516)
                                                                                                  -----------           -----------

                Total stockholders' equity                                                          2,129,589             8,336,213
                                                                                                  -----------           -----------
                Total liabilities and stockholders' equity                                        $ 5,622,162           $ 9,196,220
                                                                                                  ===========           ===========

The accompanying notes are an integral part of these statements.

                   Milestone Scientific Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                                                                1999                      1998
                                                                                            ------------               ------------

Revenues                                                                                    $  2,855,463               $  8,804,235
Cost of sales                                                                                  1,572,319                 10,144,796
                                                                                            ------------               ------------

           Gross profit (loss)                                                                 1,283,144                 (1,340,561)
                                                                                            ------------               ------------

Selling, general and administrative expense                                                    7,009,543                  9,336,445
Research and development expense                                                                 455,332                    436,024
Loss from termination of Wisdom product line                                                      76,345                         --
                                                                                            ------------               ------------

                                                                                              (7,541,220)                (9,772,469)
                                                                                            ------------               ------------

           Loss from operations                                                               (6,258,076)               (11,113,030)
                                                                                            ------------               ------------

Interest income (net of interest expense of $64,572
   and $15,376, respectively)                                                                     17,014                    414,676
Debt conversion expense                                                                         (731,250)                        --
                                                                                            ------------               ------------

           NET LOSS                                                                         $ (6,972,312)              $(10,698,354)
                                                                                            ============               ============

Loss per common share - basic and diluted                                                   $       (.80)              $      (1.22)
                                                                                            ============               ============

Weighted average shares outstanding - basic and diluted                                        8,729,905                  8,736,537
                                                                                            ============               ============

The accompanying notes are an integral part of these statements.

                   Milestone Scientific Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years ended December 31, 1999 and 1998

                                                     Common stock          Additional
                                              -------------------------      paid-in       Treasury     Accumulated
                                                 Shares        Amount        capital        stock         deficit         Total
                                              ------------  ------------   ------------  ------------   ------------   ------------

Balance, December 31, 1997                       8,661,866         8,662     28,685,483                  (10,174,469)    18,519,676

Shares repurchased                                                                       $   (911,516)                     (911,516)
Warrants exercised                                 119,591           120      1,029,585                                   1,029,705
Options exercised                                   36,425            36        175,214                                     175,250
Warrants/options issued to consultants                                          221,452                                     221,452
Net loss for the year ended December
    31, 1998                                                                                             (10,698,354)   (10,698,354)
                                              ------------  ------------   ------------  ------------   ------------   ------------

Balance, December 31, 1998                       8,817,882  $      8,818   $ 30,111,734  $   (911,516)  $(20,872,823)  $  8,336,213
                                              ------------  ------------   ------------  ------------   ------------   ------------

Shares issued for interest payment                  47,016            47         36,391                                      36,438
Costs associated with registering shares                                         (2,000)                                     (2,000)
Debt conversion expense                                                         731,250                                     731,250

Net loss for the year ended December 31, 1999                                                             (6,972,312)    (6,972,312)
                                              ------------  ------------   ------------  ------------   ------------   ------------

Balance, December 31, 1999                       8,864,898  $      8,865   $ 30,877,375  ($   911,516)  $(27,845,135)  $  2,129,589
                                              ============  ============   ============  ============   ============   ============

The accompanying notes are an integral part of this statement.

                   Milestone Scientific Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                                                 1999                      1998
                                                                                             ------------              ------------

Cash flows from operating activities
    Net loss                                                                                 $ (6,972,312)             $(10,698,354)
    Adjustments to reconcile net loss to net cash used in
       Operating activities
         Patent amortization                                                                      263,950                   244,559
         Depreciation                                                                             468,907                   336,002
         Non cash interest                                                                         36,438                        --
         Debt conversion expense                                                                  731,250                        --
         Loss on impairment of fixed assets                                                            --                 1,982,321
         Loss on write-down of inventory                                                               --                 1,243,986
         Compensation expense                                                                          --                   221,452
         Changes in assets and liabilities, net of effects
            From acquisition of businesses
                (Increase) decrease  in accounts receivable                                       133,129                  (112,760)
                Increase in inventories                                                          (461,832)               (1,249,620)
                Increase in prepaid expenses                                                      (65,373)                  (29,484)
                Decrease in other assets                                                              280                     3,409
                Increase (decrease) in accounts payable                                           451,415                  (509,250)
                Increase (decrease) in accrued expenses                                            81,151                   (82,131)
                                                                                             ------------              ------------

        Net cash used in operating activities                                                  (5,332,997)               (8,649,870)
                                                                                             ------------              ------------
Cash flows from investing activities
    Purchase of Treasury Bills                                                                 (3,753,000)               (5,520,000)
    Sale of Treasury Bills                                                                      7,020,940                 8,030,429
    Capital expenditures                                                                         (106,806)               (3,587,311)
                                                                                             ------------              ------------
        Net cash provided by (used in) investing activities                                     3,161,134                (1,076,882)
                                                                                             ------------              ------------
Cash flows from financing activities
    Net proceeds from issuance of senior convertible notes                                      2,250,000
    Repayment of borrowings                                                                      (150,000)                  (25,000)
    Costs associated with registering shares                                                       (2,000)                       --
    Purchase of treasury stock                                                                         --                  (911,516)
    Proceeds from exercise of warrants and options                                                     --                 1,204,955
                                                                                             ------------              ------------

        Net cash provided by financing activities                                               2,098,000                   268,439
                                                                                             ------------              ------------

        NET DECREASE IN CASH AND
            CASH EQUIVALENTS                                                                      (73,863)               (9,458,313)

Cash and cash equivalents at beginning of year                                                    316,706                 9,775,019
                                                                                             ------------              ------------

Cash and cash equivalents at end of year                                                     $    242,843              $    316,706
                                                                                             ============              ============

                   Milestone Scientific Inc. and Subsidiaries

                             Year ended December 31,

                                                             1999         1998
                                                            -------      -------

Supplemental disclosures of cash flow information:
   Cash paid during the year for
      Interest                                              $   316      $15,376
                                                            =======      =======

Supplemental schedule of noncash investing and financing activities:

In 1998, 7,425 warrants were issued to a former board member for services rendered as such, which were also exercised during 1998 in a cashless conversion. Accordingly, the Company recognized a total noncash charge of $95,000 as compensation expense for the fair value of the warrants issued and exercised.

In September 1999, in making the first semi annual interest payment on the Senior Convertible Notes and in accordance with the terms of the note agreements, the Company elected to issue 47,016 shares of Milestone Common Stock in lieu of cash of $36,438.

The accompanying notes are an integral part of these statements.

                   Milestone Scientific Inc. and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

NOTE A - BASIS OF PRESENTATION

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, subsequent to its first fiscal quarter in 1998, the Company has incurred substantial losses from operations. In addition, the Company has used, rather than provided, cash in its operations during the years ended December 31, 1999 and 1998.

      In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the success of the Company's Wand(R) product and the Company's ability to obtain necessary financing through January 1, 2001. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

      Based on management's belief that The Wand(R), is a major advance in dentistry and may ultimately become the accepted method for delivering local dental anesthesia, the Company continues to take steps aimed at growing and strengthening the end user base thereby gaining greater acceptance of The Wand(R) and translating to increased revenue through higher disposable handpiece usage. On October 1, 1999, the Company began a new sales initiative, permitting dentists in the United States to order the Wand(R) directly through Milestone and to avail themselves of certain quantity discounts when purchasing disposable handpieces and dental needles. Furthermore, it continues to a) develop its market overseas; b) visit, obtain feedback and provide further support to current Wand(R) users; c) provide assistance to dental schools which include The Wand(R) in their curriculum; d) distribute The Wand(R) technique videos and technical bulletins to its current users, and e) maintain a well trained service staff.

      As of December 31, 1999, the Company had $242,843 in aggregate cash and cash equivalents. In addition, as of February 1, 2000, the Company concluded a $1,000,000 private placement of 10% Senior Subordinated Note (See Note O). Management believes that through the proper utilization of these existing funds, revenues generated from international distributors and from continued increases in domestic disposable handpiece sales, the expense reductions achieved through cost containment programs, and the funds raised from the first quarter 2000 private placement, it will have sufficient cash to meet its needs over the next twelve months.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE A (continued)

      In addition, on April 5, 2000 Leonard Osser, the Chairman and CEO of the Company, signed an agreement which provides the Company through December 31, 2000 with the following: 1) a $200,000 line of credit with a maturity of February 1, 2001 and a 9% annual interest rate; 2) payment guarantees on year 2000 sales to certain foreign countries through two specified distributors; and 3) the option, should the line of credit be insufficient, to defer payment of his full salary until January 3, 2001. Furthermore, Mr. Osser and one other participant in the February 2000 private placement agreed to amend the Company's promissory note agreement so as to defer all payments including interest until January 3, 2001. These notes comprised $300,000 of the $1,000,000 private placement.

NOTE B - ORGANIZATION AND SUMMARY OF
           SIGNIFICANT ACCOUNTING POLICIES

      Organization of Business

      Milestone Scientific Inc. (formerly U.S. Opportunity Search, Inc.) (the "Company") was incorporated in the State of Delaware in August 1989. The Company develops, manufactures, markets and sells equipment and related disposable or consumable items and other products for use primarily by dental practitioners, throughout the world.

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

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE B (continued)

      In December 1997, in addition to doing business as Wisdom, Sagacity commenced doing business in the United States as Milestone Scientific, Inc. ("Milestone").

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

                       Furniture and fixtures              7 years
                       Office equipment                    5 years
                       Trade show displays                 5 years
                       Tooling equipment               5 - 7 years
                       Computer and software               3 years

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE B (continued)

      6.    Patents

            The excess of the Company's cost over the tangible net assets of Spintech has been allocated to patents and is being amortized over a ten-year period using the straight-line method. The recoverability of the carrying values of the patents are evaluated on a recurring basis.

      7.    Revenue Recognition

            The Company recognizes revenue from sales when title to merchandise passes to customers, including distributors and provides a reserve for estimated returns based on prior experience.

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

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE B (continued)

      11.   Product Sales

            During 1999 and 1998 the Company had the following product sales which comprises its total sales in the accompanying financial statements:

                                                       1999              1998
                                                    ----------        ----------

Wand(R) System Kits and Handpieces                  $2,605,677        $6,622,000
Wisdom products including prophy angles                249,786         2,182,235
                                                    ----------        ----------

                                                    $2,855,463        $8,804,235
                                                    ==========        ==========

NOTE C - PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at December 31:

                                                     1999                1998
                                                  ----------          ----------

Furniture and fixtures                            $  196,263          $  174,914
Office equipment                                     179,511             191,200
Trade show displays                                  130,135             116,583
Tooling equipment                                  2,101,866           2,032,214

Computers and software                                38,039              24,097
                                                  ----------          ----------

                                                   2,645,814           2,539,008

Less accumulated depreciation                        976,045             507,138
                                                  ----------          ----------

                                                  $1,669,769          $2,031,870
                                                  ==========          ==========

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE D - ACQUISITIONS

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

      In April 1999, the Company discontinued its selling effort with regards to the Wisdom product line excluding SplatrFree(TM) prophy angles. The discontinued products generated net sales of $174,086 and an operating loss of $52,911 for the year ended December 31, 1999. For the year ended December 31, 1998, these products generated $1,983,277 in net sales and operating income of $70,329. In terminating the product line the Company incurred $76,345 of expenses, including $19,291 for uncollectible receivables, $15,692 in aggregate termination compensation and employee benefits, $5,066 for a lease buyout, $18,793 in previously unamortized acquisition costs and $17,503 to write off inventory.

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

      Spintech

      In November 1995, the Company completed the purchase of 65% of Spintech's outstanding stock on a fully diluted basis for $2,700,000. The Company paid $2,026,495, which represents the $2,700,000 less amounts advanced to Spintech amounting to $632,500 plus interest of $41,005. The acquisition has been recorded using the purchase method of accounting. The excess of the aggregate purchase price over the net tangible assets acquired was allocated to patents and is being amortized over ten years. The operating results of Spintech have been included in the Company's consolidated financial statements since the date of acquisition. The minority interest has been valued at zero for the years ended December 31, 1998 and 1999.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE D (continued)

      On several occasions, during 1997, the Company offered, to those minority shareholders of Spintech who are accredited investors, the opportunity to exchange their Spintech shares for Milestone. The conversion offer ranged from 6.1 to 24.43 shares of Milestone for 1 share of Spintech. These offers were for restricted shares, and 1,017 shares of Spintech were converted.

      Also, the Company holds a series of annual options to purchase, for a nominal amount, an additional 3% of Spintech's outstanding shares following each of the first five fiscal years commencing after the closing of the stock purchase (or an aggregate of 15% of such shares if all of the options are exercised). Each option is exercisable only if Spintech does not achieve a specified pretax profit target as defined in the applicable fiscal year. As a result of Spintech not achieving the specified pretax profit, the Company exercised its option in 1997, 1998 and 1999. The option exercised in 1999 increased the Company's ownership in Spintech to 75.9%. The value of the converted shares and associated offering costs are reflected in the accompanying balance sheet as patents.

      Subsequent to year end and as part of the resolution of the disputes between the Company and Dr. Ronald Spinello along with Glenn Spinello (See Note O), the Spinello's agreed to convey all of their equity interests in Spintech. The 5,025 shares conveyed increased Milestone's ownership in Spintech to 79.3%.

      In addition, the Company provides advances to Spintech. These advances are due on demand with interest at 8%. The balance of the advance account including interest as of December 31, 1998 and 1999 were $11,827,924 and $13,378,266, respectively.

NOTE E - 3% Convertible Notes And Other Borrowing

      3% Convertible Notes

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

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE E - (continued)

      In December 1999, the holders of the 3% Convertible Notes agreed, and in February 2000 formalized the agreement to convert all $2,250,000 of such notes into common stock at a modified price of $1.25 per share. Of the 1,800,000 shares which were to be issued, only the 200,000 shares to Mr. Osser are being held in escrow and pending shareholder approval.

      Since the scheduled conversion price was $2.50 per share, the Company recognized a non cash debt conversion expense of $731,250 in 1999.

      In September 1999, the Company issued 47,016 shares of Milestone Common Stock in lieu of cash of $36,438 in making the first semi annual interest payment, on the Senior Convertible Notes as permitted by the terms of the purchase agreement.

      Other Borrowings

      During the first quarter of 2000, the Company completed a $1,000,000 private placement of 10% Senior Secured Promissory Notes due June 30, 2001 and Warrants to purchase 142,857 shares of Milestone Common Stock (See Note O).

NOTE F - STOCKHOLDERS' EQUITY

      In March 1997, the Company sold, in a private placement, an aggregate of 852,262 units at $4.72 per unit for net cash proceeds of $3,309,265, less noncash costs for shares and warrants issued in connection with the private placement of $1,316,350 for a net amount of $1,992,915. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock for three years from the closing of the offering at an exercise price of $4.72 per share. In addition, the placement agent received warrants to purchase 85,226 units at $4.72 per unit. The 207,231 warrants which were outstanding as of December 31, 1999, expired on March 13, 2000.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1999 and 1998

      NOTE F (continued)

      During 1996 and 1997, the Company granted stock options to a director and various consultants to purchase 35,000 and 164,000 shares of common stock, respectively, at prices ranging from $5.125 to $6.50 per share. The options expire in three to five years depending on the option, vest over two to three years and contain certain anti-dilution provisions. All options were unexercised at December 31, 1999.

      During 1996, the Company issued 60,000 shares to a consultant for services provided to the Company. The agreement stipulated that if the consultant is permitted to sell and does sell the shares issued to him and realizes from such sale net proceeds of less than $5 per share, the Company shall supplement such proceeds up to $5 per share, provided the Company's total obligation shall not exceed $105,000. During 1999, this agreement was amended so as to reduce the numbers of shares covered from 60,000 to 20,000, limit the Company's obligation to $100,000 and to establish a specified four month period during 1999 when applicable. Subsequently, the consultant, a dentist sold 20,000 shares and the Company remitted $79,463 to the consultant.

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

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1999 and 1998

      NOTE F (continued)

      Options and warrants, in aggregate, to purchase 252,000 shares of common stock at prices ranging from $1 to $6 per share, were issued in aggregate to three officers and certain key personnel during the year ended December 31, 1999.

      Options and warrants, in aggregate, to purchase 272,000 shares of common stock at prices ranging from $1.56 to $23 per share were issued during the year ended December 31, 1998.

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

                                                 1999                 1998
                                             -------------        -------------

      Net loss                               $  (2,674,703)       $  (1,103,000)
      Loss per common share                  $        (.31)       $        (.13)

      Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, and some options have a two- to five-year vesting period, the pro forma effect will not be fully reflected until 2001.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE F (continued)

      The weighted-average fair value of the individual options granted during 1999 and 1998 was estimated as $1.45 and $15.25, respectively, on the date of grant. The fair value for 1999 and 1998 was determined using a Black-Scholes option-pricing model with the following assumptions:

                                                 1999                   1998
                                              -----------           -----------

      Dividend yield                              -                      -
      Volatility                                158.10%               126.13%
      Risk-free interest rate                     6.35                  5.60
      Forfeiture rate                             -                       -
      Expected life                            3 - 5 years            3-5 years

      Stock option activity during 1999 and 1998 is summarized below:

                                             Shares of common       Weighted-average
                                          Stock attributable to     exercise price of
                                           Options and warrants   options and warrants
                                           --------------------   --------------------
      Unexercised at December 31, 1997           2,404,121                 7.67
                                                ==========

      Granted                                      272,000                18.60
      Exercised                                   (156,016)                8.30
      Forfeited                                   (152,575)               11.36
                                                ----------

      Unexercised at December 31, 1998           2,367,530               $ 8.67
                                                ==========

      Granted                                      252,000                 2.39
      Exercised                                         --                   --
      Forfeited                                 (1,368,299)                8.96
                                                ----------

      Unexercised at December 31, 1999           1,251,231               $ 7.09
                                                ==========

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE F (continued)

      The following table summarizes information concerning outstanding and exercisable options at December 31, 1999.

                        Options and warrants outstanding        Options and warrants exercisable
                    ----------------------------------------    --------------------------------
                                    Remaining
                       Number      Contractual    Exercise                             Exercise
Exercise prices     Outstanding    life (years)     price         Number                 price
---------------     -----------    ------------   ----------    -----------            ----------
     1                 50,000            4          $1                  0                 --
     1.25               5,000            5           1.25               0                 --
     1.5625             5,000            4           1.5625         1,666                  1.5625
     2                  5,000            4           2                  0                 --
     2.5              100,000            5           2.5                0                 --
     3                 87,500            4           3             27,666                  3
     4                  1,500            5           4                  0                 --
     4.72             207,231            0           4.72         207,231                  4.72
     5                 51,500            5           5             33,333                  5
     5.125            192,000            2           5.125        171,998                  5.125
     5.375             60,000            1           5.375         60,000                  5.375
     6                 31,500            0           6             30,000                  6
     6.5               73,000            3           6.5           53,665                  6.5
     6.875             15,000            3           6.875         15,000                  6.875
     7                106,500            3           7             71,000                  7
     7.56              43,500            3           7.56          29,000                  7.56
    15.825             10,000            3          15.825          3,333                 15.825
    16                 50,000            3          16                  0                 --
    16.3125            25,000            3          16.3125         8,333                 16.3125
    16.5               25,000            3          16.5            8,333                 16.5
    18.5               75,000            3          18.5           25,000                 18.5
    23                 32,000            3          23             10,666                 23
                    ---------                                     -------

                    1,251,231                                     756,224
                    =========                                     =======

NOTE G - EMPLOYMENT CONTRACT

      In January 1998, the Company entered into a five-year employment contract with the Company's Chief Executive Officer providing for an increase in annual base compensation from $265,000 to $350,000, plus stock options and cash bonuses based upon the achievement of certain net income levels of the Company. These income levels were not achieved, and, therefore, the additional compensation provisions of the contract were not in effect for 1998 and 1999.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE H - LITIGATION

      Spinello Lawsuits

      On March 26, 1997, Milestone and Spintech commenced legal action in the United States District Court of New Jersey against Ronald Spinello, DDS, former Chairman and Director of Research of Spintech. In the complaint, plaintiffs seek recovery of compensatory and punitive damages for extortion and tortuous interference with existing and prospective contract and business relationships, a declaratory judgment that Dr. Spinello has no personal rights to certain technology developed while he was employed as Director of Research of Spintech relating to the design and production of ancillary components of its computer controlled local anesthetic delivery system, a declaratory judgment that plaintiffs have not breached Dr. Spinello's employment agreement or the agreement for the initial purchase by Milestone of a 65% equity interest in Spintech and injunctive relief. On May 21, 1997, Dr. Spinello filed an answer and counterclaim.

      As a result of various pretrial motions, the only claims remaining in the litigation with Dr. Spinello were Milestone's claims against Dr. Spinello and Dr. Spinello's counterclaim for unpaid salary for the period subsequent to his alleged wrongful termination, and a portion of his indemnification claim against Spintech.

      In January 2000, prior to trial, the Company agreed to settle with Dr. Spinello, the counterclaims asserted against Dr. Spinello and the claims asserted by Glenn Spinello. Various stipulations incorporating that settlement were executed in February 2000.

      Under the agreement, Dr. Spinello has assigned to Milestone any rights which he has to technology relating to "The Wand(R)" handpiece or technology developed while he was employed at Spintech and has agreed to cooperate in filing and to assign to Milestone any future patent applications covering that technology. Dr. Spinello and Glenn Spinello each also agreed to convey to Milestone all of his equity interests in Spintech. In return for the assignment of technology, the conveyance of Spintech equity and the resolution of all disputes between the parties, including the discontinuance with prejudice of pending legal actions, Milestone has paid $25,000 to Dr. Spinello and has agreed to issue to him a number of shares of Common Stock equal to the greater of 80,000 shares or shares with a market value of $80,000 and to issue to Glenn Spinello 8,000 shares.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE H - (continued)

      Class Action Lawsuit

      In 1998, several class action lawsuits were commenced against the Company, certain present and former executive officers, one outside director and consultants in the United States District Court for the District of New Jersey. The District Judge before whom the cases are pending has entered an order consolidating all of the class actions into one consolidated action. The Complaints contain generally overlapping and similar allegations of violations of the Securities Exchange Act of 1934, including allegations that the Company and certain of the other defendants violated the Act by issuing false and misleading financial statements and disseminating misleading statements about, among other things, the demand for the Company's principal product, its expected sales growth, the acceptance of that product by dental professionals, shipments during certain time periods and misrepresentations as to third-party evaluations of the efficacy of the product through failure to disclose the issuance of stock options to certain consultants. On October 22, 1998, the District Judge entered an order appointing lead plaintiff to represent the interests of all class members. On March 28, 1999, the District Judge appointed lead counsel to represent the class. On April 28, 1999, the class filed a Consolidated and Amended Class Action Complaint, naming as defendants the Company and three present and former executive officer and director. The Consolidated Complaint alleges that the Company issued false and misleading statements concerning, among other things, certain studies and reports on the Company's products, the Company's backlog and the amount of reserve taken for returns. Milestone believes that the material allegations of the Consolidated Complaint does not state a cause of action under the Federal Securities Law and on May 21, 1999 served a motion to dismiss the Consolidated Complaint for failure to state a claim. The class has responded to the motion and the Company filed a reply. The Motion was submitted to the Court in September 1999, but no decision has yet been rendered. Instead, on March 1, 2000, the Court held oral argument on the Motion to Dismiss, at the end of which the court requested supplemental memoranda of law on one issue. The Supplemental Memoranda Of Law were filed on March 16 and 22, 2000. If the Motion to Dismiss is not granted, the company believes that the allegations contained in the class Action Complaint are without merit and it intends to vigorously defend the action. Specifically, Milestone believes that its financial statements presented fairly its results of operations, that the information which it has publicly disclosed did not contain any material misstatements or misrepresentations and that stock options issued to persons who published research reports were issued for other services for the Company, principally service as spokespersons and demonstrators of the Company's product. Further, the Company continues to believe that The Wand(R) embodies superior technology, is a major advance in dentistry and may ultimately become the accepted method for delivering local dental anesthesia.

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

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE H (continued)

      On June 24, 1999 American Alliance filed a complaint in the United States District Court for the Southern District of New York seeking a declaratory judgment that it is not liable under its policy for the claim asserted in the amended class complaint as well as the derivative complaint. The Company intends to vigorously defend against the American Alliance action and intends to move to dismiss that action. On July 9, 1999 the Company filed its own declaratory judgment action against American Alliance and St. Paul in the United States District Court for the District of New Jersey seeking a declaration that the claims asserted in the Consolidated Complaint in the Class Action and in the Derivative Action are covered by the Excess Director's and Officer's Insurance Policies. On August 4, 1999, the District Judge in New Jersey administratively terminated the Company's action until the previously filed New York Action was resolved or dismissed. Thereafter, the Company filed an answer and counterclaim in the New York Action seeking the same relief as it sought in its complaint in the New Jersey Action. Both American Alliance and the Company each requested leave from the Judge in the New York Action to make a motion for summary judgment and to dismiss the complaint, respectively. Instead, since any decision on the scope of coverage of the excess policies will, in large part, depend upon whether the Class Action complaint is dismissed, in whole or in part, the District Judge in the New York Action decided to hold in abeyance any action on American Alliance's complaint and Milestone's answer and counterclaim until a decision is rendered by the District Court in New Jersey in the Class Action.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE I - INCOME TAXES

      Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 1999 and 1998 follow:

                                                        1999           1998
                                                     -----------    -----------

      Current assets and liabilities
          Allowance for doubtful accounts            $    39,000    $    64,000
          Inventory allowance                          1,000,000      1,015,000
          Other                                            6,000          4,500

      Valuation allowance                             (1,045,000)    (1,083,500)
                                                     -----------    -----------

      Net current deferred tax asset (liability)     $        --    $        --
                                                     ===========    ===========

      Noncurrent assets and liabilities
          Depreciation                               $   (57,000)   $  (213,000)
          Net operating loss carryforward              9,400,000      4,745,000
                                                     -----------    -----------

                                                       9,343,000      4,532,000
      Valuation allowance                             (9,343,000)    (4,532,000)
                                                     -----------    -----------

      Noncurrent deferred tax asset (liability)      $        --    $        --
                                                     ===========    ===========

The valuation allowance has been established for those loss carryforwards and deductible temporary differences which are not presently considered more likely than not to be realizable.

The provision for income taxes differs from the effective tax rate used in the financial statements as a result of current year net operating losses, the benefit of which has not been recognized in the current year.

As of December 31, 1999, the Company had net operating loss carryforwards of approximately $23,535,000, which expire in 2007 through 2019.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE I (continued)

      The utilization of loss carryforwards may be limited due to an ownership change as defined by Section 382 of the Internal Revenue Code.

      The Company and Spintech file separate Federal and State income tax returns.

NOTE J - LEASE COMMITMENTS

      In November 1996, the Company signed a five-year-and-one-month lease agreement for its corporate headquarters. In October 1999, the company's distribution center was consolidated from 2 units to one larger unit in the same business complex. Furthermore, in April 1999 the Company closed its Telemarketing Department, and was able to opt out of a three-year lease agreement set to expire March 2000.

      The Company also leases equipment under operating leases.

      The following represents approximate minimum rental payments under such leases:

                       Year ending December 31,
                            2000                              $134,343
                            2001                               126,094
                            2002                                48,774
                            2003                                51,509
                                                              --------

                                                              $360,720
                                                              ========

      Rent expense was approximately $136,443 and $154,875, for the years ended December 31, 1999 and 1998, respectively.

NOTE K - RELATED PARTY TRANSACTIONS

      The Company paid approximately $131,632 and $239,000 in 1999 and 1998, respectively, to a law firm where one of the partners is also on the Company's Board of Directors. In addition, the law firm participated in the February 2000 private placement (Note O), purchasing $100,000 of 10% Senior Secured Promissory Notes and Warrants to purchase 14,286 shares of Milestone Common Stock.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE L - COMMITMENTS AND CONTINGENCIES

      1. The Company has consulting agreements with two dentists, which provide for aggregate base compensation of $181,000 per annum. At the discretion of management, these agreements were amended in 1999 and subsequently renewed. Furthermore, an amendment to one agreement limited one dentist's opportunity to receive, during a specified four month period, up to $100,000 in compensation for the difference between the proceeds received from the sale of up to 20,000 shares of Milestone Common Stock and the value of the shares if they had been sold at $5 per share, net of commission (See Note F).

      2. The Company has informal arrangements for the manufacture of its products by separate domestic manufacturers as follows: The Wand(R) unit and system kit by Tricor Systems, Inc. ("Tricor"); The Wand(R) disposable handpiece by Nypro Inc.; SplatrFree(TM) prophy angles by Team Technologies, Inc.; and luer lock needles by Becton Dickinson. Termination of the manufacturing relationship with any of the above manufacturers could significantly and adversely affect the Company's ability to produce and sell its products. Though alternate sources of supply exist and new manufacturing relationships could be established, the Company would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, whether or not as a result of termination of such a relationship, would adversely affect the Company.

      3. The Company made advances to Tricor to fund certain inventory purchases. Tricor repays such advances from future purchases by the Company. At December 31, 1999, the Company had advanced net amounts of $1,707,789. The advances included in inventory, net of reserves, were $1,230,428. The Company has received a security interest in certain Tricor assets.

      NOTE M - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash with high credit quality institutions. In general, such investments exceed the FDIC insurance limit. Concentrations of credit risk with respect to trade accounts receivable are limited due to the fact that

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE M - (continued)

      there exists no individually significant customers, comprising the Company's customer base, and their dispersion across different geographic areas. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. In 1998, the Company had two customers who accounted for 24.6% and 22.6% of the Company's total sales. In 1999, since the Company changed its domestic sales approach to a direct effort, it had one customer who accounted for 15.7% of the Company's total sales. Of the $940,000 generated from foreign sales, no country comprised a significant amount thereof.

NOTE N - ADVERTISING

      The Company expenses its advertising costs as they occur. Advertising expense for 1999 and 1998 was approximately $1,053,000 and $1,761,000, respectively.

NOTE O - SUBSEQUENT EVENTS

      Private Placement

      As of February 1, 2000, the Company concluded a $1 million institutional private placement of 10% Senior Secured Promissory Notes due June 30, 2001 and Warrants to purchase 142,857 shares of Milestone Common Stock with Cumberland Associates LLC, Strategic Restructuring Partnership L.P., a former principal of Cumberland Associates, two officers of the Corporation and an affiliate of one of its directors. The Notes are secured by all present and future inventories of Milestone and are prepayable out of a portion of the proceeds generated by sales of "Wand(R)" units. The Warrants are exercisable at prices increasing from $1.75 per share in the first year to $7.00 per share in the fifth year, subject to anti-dilution protection in the event of stock dividends and certain capital changes. Purchasers of the Warrants were granted rights to participate in certain future security offerings by Milestone.

      In a related transaction, holders of Milestone's 3% Convertible Notes have agreed to convert all $2,250,000 of such notes into common stock at a $1.25 per share. (See Note E)

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1999 and 1998

      NOTE O - (continued)

      Resolution of Dispute with Dr. Ronald Spinello

      In February 2000, Milestone entered into an agreement with Dr. Ronald Spinello and Glenn Spinello, formerly Director of Research and Vice President of Operations, respectively of Milestone's Spintech subsidiary, resolving all disputes between the parties.

      Under the agreement, Dr. Spinello has assigned to Milestone any rights which he has to technology relating to "The Wand(R)" handpiece or technology developed while he was employed at Spintech and has agreed to cooperate in filing and to assign to Milestone any future patent applications covering that technology. Dr. Spinello and Glenn Spinello each also agreed to convey to Milestone all of his equity interests in Spintech. In return for the assignment of technology, the conveyance of Spintech equity and the resolution of all disputes between the parties, including the discontinuance with prejudice of pending legal actions, Milestone has paid $25,000 to Dr. Spinello and has agreed to issue to him a number of shares of Common Stock equal to the greater of 80,000 shares or shares with a market value of $80,000 and to issue to Glenn Spinello 8,000 shares.