Form 10QSB
period 2000-03-31
MILESTONE SCIENTIFIC INC/NJ
filed 2000-05-15
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2000

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number 0-26284
                       -------

                            MILESTONE SCIENTIFIC INC.
                            -------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                       13-3545623
     ---------------------------------------------------------------------
     State or other jurisdiction                          (I.R.S. Employer
     of organization)                                  Identification No.)

              220 South Orange Avenue, Livingston, New Jersey 07039
              -----------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (973) 535-2717
                                 --------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 12, 2000 the Registrant had a total of 10,652,898 shares of Common Stock, $.001 par value, outstanding.

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

                                      INDEX

PART I.    FINANCIAL INFORMATION                                            Page

  ITEM 1.  Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets at March 31,
           2000 and December 31, 1999                                        4

           Condensed Consolidated Statements of Operations
           for the three months ended March 31, 2000 and 1999                5

           Condensed Consolidated Statements of Cash Flows
           for the three months ended March 31, 2000 and 1999                6

           Notes to Condensed Consolidated Financial Statements              8

  ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               14

PART II.   OTHER INFORMATION

  ITEM 6.  Exhibits and Reports on Form 8-K                                  16

SIGNATURES                                                                   17

                          Part 1. Financial Information

ITEM 1. Condensed Consolidated Financial Statements

                   Milestone Scientific Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS         March 31       December 31
                                                      2000            1999
                                                  (unaudited)           *
                                                  -----------------------------
CURRENT ASSETS
  Cash and cash equivalents                       $    458,065     $    242,843
  Accounts receivable                                  470,612          297,778
  Inventories                                        1,467,668        1,717,094
  Prepaid expenses                                     161,604          192,636
                                                  ------------     ------------

      Total current assets                           2,557,949        2,450,351

PROPERTY AND EQUIPMENT, NET                          1,557,390        1,669,769

PATENTS, NET                                         1,430,585        1,491,724

OTHER ASSETS                                            10,318           10,318
                                                  ------------     ------------

      Total assets                                $  5,556,242     $  5,622,162
                                                  ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                $  1,039,444     $    996,120
  Accrued expenses                                     146,097          246,453
                                                  ------------     ------------

      Total current liabilities                      1,185,541        1,242,573
                                                  ------------     ------------

3% SENIOR CONVERTIBLE NOTES                                 --        2,250,000
                                                  ------------     ------------

10% SENIOR CONVERTIBLE NOTES                         1,000,000               --
                                                  ------------     ------------

COMMITMENT AND CONTINGENCIES                                --               --
                                                  ------------     ------------

  STOCKHOLDERS' EQUITY
    Common stock, par value $.001; authorized,
    25,000,000 shares; 10,752,898 issued as of
    March 31, 2000 and 8,864,898 issued
    as of December 31, 1999                             10,753            8,865
  Additional paid-in capital                        33,328,987       30,877,375
  Accumulated deficit                              (29,057,523)     (27,845,135)
  Treasury stock, at cost, 100,000 shares             (911,516)        (911,516)
                                                  ------------     ------------

      Total stockholders' equity                     3,370,701        2,129,589
                                                  ------------     ------------

      Total liabilities and stockholders' equity  $  5,556,242     $  5,622,162
                                                  ============     ============

*Derived from audited financial statements at December 31, 1999

The accompanying notes are an integral part of these statements

                   Milestone Scientific Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the three months ended March 31,
                                   (unaudited)

                                                    2000               1999
                                                    ----               ----

Revenues                                        $  1,410,793       $    668,170
Cost of sales                                        639,708            499,314
                                                ------------       ------------

Gross profit                                         771,085            168,856
                                                ------------       ------------

Selling, general and
    administrative expenses                        1,635,327          1,688,464
Research and development expenses                    101,200             68,846
                                                ------------       ------------

                                                   1,736,527          1,757,310
                                                ------------       ------------

        Loss from operations                        (965,442)        (1,588,454)

Settlement costs - Spinello lawsuit                 (228,501)                --

Interest income (expense), net                       (18,445)            19,632
                                                ------------       ------------

           NET LOSS                             $ (1,212,388)      $ (1,568,822)
                                                ============       ============

Loss per share - basic and diluted              $       (.12)      $       (.18)
                                                ============       ============

Weighted average shares outstanding               10,000,063          8,717,882
                                                ============       ============

See notes to consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the three months ended March 31,
                                   (unaudited)

                                                                  2000            1999
Cash flows from operating activities
   Net loss                                                   $(1,212,388)    $(1,568,822)
   Adjustments to reconcile net loss to
   net cash used in operating activities
     Amortization                                                  61,139          61,139
     Depreciation                                                 117,600         118,314
     Non cash portion of Settlement of Spinello lawsuit           203,500              --
   Changes in assets and liabilities
     Other assets                                                      --             606
     Accounts receivable                                         (172,834)       (109,862)
     Inventories                                                  249,426        (374,862)
     Prepaid expenses                                              31,032         (50,881)
     Accounts payable                                              43,324         310,936
     Accrued expenses                                            (100,356)        (20,355)
                                                              -----------     -----------

Net cash used in operating activities                            (779,557)     (1,633,787)
                                                              -----------     -----------

Cash flows from investing activities
     Capital expenditures                                          (5,221)        (58,625)
     Sale and (purchase) of treasury bills, net                        --       1,517,940
                                                              -----------     -----------
     Net cash provided by (used in) investing activities           (5,221)      1,459,315
                                                              -----------     -----------

Cash flows from financing activities
     Net proceeds from issuance of senior notes                 1,000,000       2,250,000
                                                              -----------     -----------
     Repayment under line of credit                                    --          50,000
     Net cash provided by financing activities                  1,000,000       2,300,000
                                                              -----------     -----------

NET INCREASE IN CASH
AND CASH EQUIVALENTS                                              215,222       2,125,528

Cash and cash equivalents at beginning of period                  242,842         316,706
                                                              -----------     -----------

Cash and cash equivalents at end of period                    $   458,065     $ 2,442,234
                                                              ===========     ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                   $    27,375     $     3,931
                                                              ===========     ===========

See notes to consolidated financial statements

                   Milestone Scientific Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the three months ended March 31, 2000
                                   (unaudited)

Supplemental schedule of noncash financing activities:

In December 1999, the holders of 3% Convertible Notes agreed, and in February 2000 formalized the agreement to convert at a modified price of $1.25 per share, all $2,250,000 of such notes into 1,800,000 shares common stock.

                   Milestone Scientific Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

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

      These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1999 financial statements.

      In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of March 31, 2000 and the results of operations for the three month period ended March 31, 2000 and March 31, 1999 and cash flows for the three month period ended March 31, 2000 and 1999, respectively.

      The results reported for the three month period ended March 31, 2000 are not necessarily indicative of the results of operations, which may be expected for a full year.

NOTE 2 -LIQUIDITY OF ASSETS

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, subsequent to its first fiscal quarter in 1998, the Company has incurred substantial losses from operations. In addition, the Company has used, rather than provided, cash in its operations during the three months ended March 31, 2000.

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

      Based on management's belief that The Wand(R), is a major advance in dentistry and may ultimately become the accepted method for delivering local dental anesthesia, the Company continues to take steps aimed at growing and strengthening the end user base thereby gaining greater acceptance of The Wand(R) and translating to increased revenue through higher disposable handpiece usage. On October 1, 1999, the Company began a new sales initiative, permitting dentists in the United States to order the Wand(R) directly through Milestone and to avail themselves of certain quantity discounts when purchasing disposable handpieces and dental needles. During the first quarter of 2000, the Company increased its sales force and customer service staff. Furthermore, it continues to
      a) develop its market overseas; b) provide assistance to dental and dental hygiene schools which include The Wand(R) in their curriculum; c) visit, obtain feedback and provide further support to current Wand(R) users; d) distribute The Wand(R) technique videos and technical bulletins to its current users; and e) sell additional units to current Wand(R) users.

      As of March 31, 2000, the Company had $458,065 in aggregate cash and cash equivalents. Management believes that through the proper utilization of these existing funds, revenues generated from international distributors and from continued increases in domestic disposable handpiece sales, expense reductions achieved through cost containment programs, and the additional financing described below, it will have sufficient cash to meet its needs over the next twelve months.

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

      For the three months ended March 31, 2000 and 1999, the assumed exercise of certain dilutive options and warrants were anti-dilutive. Accordingly, basic and diluted loss per share is based on the weighted average common shares outstanding.

      Options and warrants, in aggregate, to purchase 38,000 shares of common stock at $2.063 per share were issued to certain employees during the quarter ended March 31, 2000 but were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares.

      Options and warrants, in aggregate, to purchase 83,000 shares of common stock at $3 per share were issued in aggregate to one officer and certain key personnel during the three month ended March 31, 1999 but were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

NOTE 4 - LITIGATION

      Spinello Lawsuits

      On March 26, 1997, Milestone and Spintech commenced legal action in the United States District Court of New Jersey against Ronald Spinello, DDS, former Chairman and Director of Research of Spintech. In the complaint, plaintiffs sought recovery of compensatory and punitive damages for extortion and tortuous interference with existing and prospective contract and business relationships, a declaratory judgment that Dr. Spinello has no personal rights to certain technology developed while he was employed as Director of Research of Spintech relating to the design and production of ancillary components of its computer controlled local anesthetic delivery system, a declaratory judgment that plaintiffs have not breached Dr. Spinello's employment agreement or the agreement for the initial purchase by Milestone of a 65% equity interest in Spintech and injunctive relief. On May 21, 1997, Dr. Spinello filed an answer and counterclaim, ascertaining violation of his employment agreement and other claims. On May 20, 1997 Glenn R. Spinello filed a Complaint in the Court of Common Pleas, York County Pennsylvania which was subsequently removed to the United States District Court for the Middle District of Pennsylvania, alleging violation of his employment agreement. Milestone and Spintech filed an answer and counterclaims Glen Spinello's complaint.

      As a result of various pretrial motions, the only claims remaining in the litigation with Dr. Spinello were Milestone's claims against Dr. Spinello and Dr. Spinello's counterclaim for unpaid salary for the period subsequent to his alleged wrongful termination, and a portion of his indemnification claim against Spintech.

      In January 2000, prior to trial, the Company agreed to settle its claim against Dr. Spinello, the counterclaims asserted by Dr. Spinello and the claims asserted by and against Glenn Spinello. Various stipulations incorporating that settlement were executed in February 2000.

      Under the agreement, Dr. Spinello has assigned to Milestone any rights which he has to technology relating to "The Wand(R)" handpiece or technology developed while he was employed at Spintech and has agreed to cooperate in filing and to assign to Milestone any future patent applications covering that technology. Dr. Spinello and Glenn Spinello each also agreed to convey to Milestone all of his equity interests in Spintech. In return for the assignment of technology, the conveyance of Spintech equity and the resolution of all disputes between the parties, including the discontinuance with prejudice of pending legal actions, Milestone has paid $25,000 to Dr. Spinello and issue to him 80,000 shares or shares with a market value of $80,000 and to Glenn Spinello 8,000 shares.

      Class Action Lawsuit

      In 1998, several class action lawsuits were commenced against the Company, certain present and former executive officers, one outside director and consultants in the United States District Court for the District of New Jersey. The District Judge before whom the cases are pending has entered an order consolidating all of the class actions into one consolidated action. The Complaints contain generally overlapping and similar allegations of violations of the Securities Exchange Act of 1934, including allegations that the Company and certain of the other defendants violated the Act by issuing false and misleading financial statements and disseminating misleading statements about, among other things, the demand for the Company's principal product, its expected sales growth, the acceptance of that product by dental professionals, shipments during certain time periods and misrepresentations as to third-party evaluations of the efficacy of the product through failure to disclose the issuance of stock options to certain consultants. On October 22, 1998, the District Judge entered an order appointing lead plaintiff to represent the interests of all class members. On March 28, 1999, the District Judge appointed lead counsel to represent the class. On April 28, 1999, the class filed a Consolidated and Amended Class Action Complaint, naming as defendants the Company and three present and former executive officer and director. The Consolidated Complaint alleges that the Company issued false and misleading statements concerning, among other things, certain studies and reports on the Company's products, the Company's backlog and the amount of reserve taken for returns. Milestone believes that the material allegations of the Consolidated Complaint do not state a cause of action under the Federal Securities Law and on May 21, 1999 served a motion to dismiss the Consolidated Complaint for failure to state a claim. The class has responded to the motion and the Company filed a reply. The Motion was submitted to the Court in September 1999, but no decision has yet been rendered. Instead, on March 1, 2000, the Court held oral argument on the Motion to Dismiss, at the end of which the court requested supplemental memoranda of law on one issue. The Supplemental Memoranda Of Law were filed on March 16 and 22, 2000. If the Motion to Dismiss is not granted, the company believes that the allegations contained in the Class Action Complaint are without merit and it intends to vigorously defend the action. Specifically, Milestone believes that its financial statements presented fairly its results of operations, that the information which it has publicly disclosed did not contain any material misstatements or misrepresentations and that stock options issued to persons who published research reports were issued for other services for the Company, principally service as spokespersons and demonstrators of the Company's product. Further, the Company continues to believe that The Wand(R) embodies superior technology, is a major advance in dentistry and may ultimately become the accepted method for delivering local dental anesthesia.

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

      On June 24, 1999, American Alliance filed a complaint in the United States District Court for the Southern District of New York seeking a declaratory judgment that it is not liable under its policy for the claim asserted in the amended class complaint as well as the derivative complaint. On July 9, 1999 the Company filed its own declaratory judgment action against American Alliance and St. Paul in the United States District Court for the District of New Jersey seeking a declaration that the claims asserted in the Consolidated Complaint in the Class Action and in the Derivative Action are covered by the Excess Director's and Officer's Insurance Policies. On August 4, 1999, the District Judge in New Jersey administratively terminated the Company's action until the previously filed New York Action was resolved or dismissed. Thereafter, the Company filed an answer in which it denied the material allegations of the complaint and counterclaimed in the New York Action seeking the same relief as it sought in its complaint in the New Jersey Action. Both American Alliance and the Company each requested leave from the Judge in the New York Action to make a motion for summary judgment and to dismiss the complaint, respectively.

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

NOTE 5 -  PRIVATE PLACEMENT

      As of February 1, 2000, the Company concluded a $1 million institutional private placement of 10% Senior Secured Promissory Notes due June 30, 2001 and Warrants to purchase 142,857 shares of Milestone Common Stock with Cumberland Associates LLC, Strategic Restructuring Partnership L.P., a former principal of Cumberland Associates, two officers of the Corporation, an affiliate of one of its directors and six other individuals. The Notes are secured by all present and future inventories of Milestone and are prepayable out of a portion of the proceeds generated by sales of "Wand(R)" units. The Warrants are exercisable at prices increasing from $1.75 per share in the first year of $7.00 per share in the fifth year, subject to anti-dilution protection in the event of stock dividends and certain capital changes. Purchasers of the Warrants were granted rights to participate in certain future security offerings by Milestone.

      In March 1999, the Company had concluded a $2 million institutional private placement with Cumberland Partners, other investment funds managed by or affiliated with Cumberland Associates and certain principals of Cumberland Associates. An additional $250,000 was raised from the Chairman and Chief Executive Officer of Milestone, on the same terms and conditions. The investors purchased, at face value, 3% Senior Convertible Notes Due 2003, convertible into Milestone Common Stock.

      In December 1999, the holders of the 3% Convertible Notes agreed, and in February 2000 formalized the agreement to convert all $2,250,000 of such notes into common stock at a modified price of $1.25 per share. Of the 1,800,000 shares which were to be issued, only the 200,000 shares to Mr. Osser are being held in escrow and pending shareholder approval.

      Since the scheduled conversion price was $2.50 per share, the Company recognized a non cash debt conversion expense of $731,250 in the fourth quarter of 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

      During the first quarter of 2000, the Company took significant steps to grow The Wand(R) ownership base and increase the daily utilization by domestic dentists. It dramatically increased the direct sales force and the Company's presence at national, regional and local trade shows as part of its direct sales approach.

      Additionally, the Company received approval to sell The Wand(R) and its disposable handpiece in Japan, $1,000,000 was raised through a private placement and the Spinello lawsuit was settled.

      Three month ended March 31, 2000 compared to three month ended March 31, 1999

Statement of Operations

      Net sales for the three months ended March 31, 2000 and March 31, 1999 were 1,410,793 and 668,170, respectively. The $742,623 increase reflects an approximate 100% increase in domestic sales of the Wand(R) and its disposable handpiece. It also includes a nearly four fold aggregate increase in sales to foreign distributors including Canada. The increase in foreign sales includes the initial shipment of 500 Wand(R) units and approximately 50,000 disposable handpiece to the Company's authorized dealer in Japan. These increases were partially offset by the $189,864 net sales generated from the discontinued Wisdom toothbrush line during the first quarter of 1999.

      Cost of sales for the three months ended March 31, 2000 and March 31, 1999 were $639,708 and $499,134, respectively. The $140,574 increase is mainly attributable to an increase in Wand(R) unit and disposable handpiece sales volume partially offset by the recovery of approximately $120,000 in previously written down inventory and the $146,817 in cost of sales during the first quarter of 1999 which related to the discontinued Wisdom product line.

      For the three months ended March 31, 2000, the Company generated a gross profit of $771,085 or 54.7% as compared to a gross profit of $168,856 or 25.2% for the three months ended March 31, 1999.

      Selling, general and administrative expenses for the three months ended March 31, 2000 and 1999 were $1,635,327 and $1,688,464, respectively. The
      $53,137 decrease is attributable to a $106,000 aggregate decrease in selling and marketing expenses associated with the Wand(R) and $57,400 in first quarter 1999 expenses related to the discontinued Wisdom products. This was partially offset by an aggregate increase in $30,000 increase in director and officer insurance and $36,000 increase in consulting expenses.

      Research and development cost for the three months ended March 31, 2000 and March 31, 1999 were $101,200 and $68,846, respectively. The $32,354 increase is primarily attributable to costs associated with the Wand(R).

      The loss from operations for the three month ended March 31, 2000 and March 31, 1999 were $965,442 and $1,588,454, respectively.

      The Company incurred net interest expenses of $18,445 for the three months ended March 31, 2000 as compared to $19,632 of net interest income for the same period for calendar 1999. The $38,077 difference is attributable to higher average borrowings in 2000 including the $1,000,000 private placement and interest income generated from treasury bills during the first quarter of 1999.

      The net loss for the three months ended March 31, 2000 was $1,212,388 as compared to a net loss of $1,568,822 for the quarter ended March 31, 1999. The $356,434 reduction in net loss is attributable to higher sales volume for the Wand(R) and its disposable handpiece at a higher average profit margin and a reduction in selling general and administrative expenses. This was partially offset by costs associated with the settlement of the Spinello lawsuit and net interest expense.

      Liquidity and Capital Resources

      At March 31, 2000, the Company's working capital was $1,372,408. It consisted primarily of cash generated from private placement in February 2000 and from inventories.

      For the three month ended March 31, 2000, the Company increased cash and cash equivalents by $215,222.

      For the three month ended March 31, 2000, the Company's net cash used in operating activities was $779,557. This was primarily attributable to a net loss of $1,212,388 adjusted for non cash items of $61,139 for patent amortization, $117,600 for depreciation, and $203,500 for a lawsuit settlement; a $172,834 increase in accounts receivable, a $249,426 decrease in inventory; a $31,032 decrease in prepaid expenses; a decrease in accrued expenses of $100,356 and a $43,324 increase in accounts payable.

      The Company used $5,221 in investing activities for the three month ended March 31, 2000. These expenditures covered retooling cost for product modifications.

      Financing activities provided $1,000,000 for the period. The Company, as described below, raised these funds through a private placement.

      As of March 31, 2000, the Company had $458,065 in aggregate cash. In addition, on April 5, 2000 Leonard Osser, the Chairman and CEO of the Company, signed an agreement which provides the Company through December 31, 2000 with the following: 1) a $200,000 line of credit with a maturity of February 1, 2001 and a 9% annual interest rate; 2) payment guarantees on year 2000 sales to certain foreign countries through two specified distributors; and 3) the option, should the line of credit be insufficient, to defer payment of his full salary until January 3, 2001. Furthermore, Mr. Osser and one other participant in the February 2000 private placement agreed to amend the Company's promissory note agreement so as to defer all payments including interest until January 3, 2001. These notes comprised $300,000 of the $1,000,000 private placement. Also, the Company continues to take steps aimed at growing and strengthening the end user base thereby gaining greater acceptance of The Wand(R) and translating to increased revenue through higher disposable handpiece usage. On October 1, 1999, the Company began a new sales initiative, permitting dentists in the United States to order the Wand(R) directly through Milestone and to avail themselves of certain quantity discounts when purchasing disposable handpieces and dental needles. During the first quarter of 2000, the Company increased its sales and customer service staff. Furthermore, it continues to a) develop its market overseas; b) provide assistance to dental and dental hygiene schools which include The Wand(R) in their curriculum; c) visit, obtain feedback and provide further support to current Wand(R) users; d) distribute The Wand(R) technique videos and technical bulletins to its current users; and e) sell additional units to current Wand(R) users.

      In August 1999, the Company submitted an application to the FDA to market for medical use a similar device The Wand(R). A working prototype of an improved device for delivery of multi-volume anesthetic and other medicaments and with other added features of interest to medical specialists has been developed and will be submitted to the FDA.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      Exhibit 10.21 Purchase Agreement

      Exhibit 10.22 Accord and Satisfaction of 3% Convertable Notes

(b)   Reports on Form 8-K:

      NONE

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned

                                       MILESTONE SCIENTIFIC INC.
                                       -------------------------
                                               Registrant


                                       /s/ Mitchell G. Kuhn
                                       -----------------------------------------
                                       Mitchell G. Kuhn, President and
                                       Chief Operating Officer


                                       /s/ Thomas M. Stuckey
                                       -----------------------------------------
                                       Thomas M. Stuckey, Vice President and
                                       Chief Financial Officer

Dated: May 12, 2000