Form 10QSB
period 2000-06-30
MILESTONE SCIENTIFIC INC/NJ
filed 2000-08-14
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number 0-26284

                            MILESTONE SCIENTIFIC INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Delaware                                            13-3545623
        --------------------------------------------------------------
        State or other jurisdiction                   (I.R.S. Employer
        of organization)                           Identification No.)

              220 South Orange Avenue, Livingston, New Jersey 07039
              -----------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (973) 535-2717
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 11, 2000 the Registrant had a total of 10,652,896 shares of Common Stock, $.001 par value, outstanding.

Forward looking statements

When used in this Quarterly Report on Form 1O-Q, the words "may", "will", "should" "expect", "believe ", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial condition. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in the Company's reports and registration statement files with the Securities and Exchange Commission (the "Commission"). The Company disclaims any intent or obligation to update such forward-looking statements.

                                      INDEX

PART I.      FINANCIAL INFORMATION                                          Page

   ITEM 1.   Condensed Consolidated Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets at June 30,
             2000 and December 31, 1999                                      4

             Condensed Consolidated Statements of Operations
             for the six and three months ended June 30, 2000 and 1999       5

             Condensed Consolidated Statements of Cash Flows
             for the six months ended June 30, 2000 and 1999                 6

             Notes to Condensed Consolidated Financial Statements            8

   ITEM 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            12

PART II.     OTHER INFORMATION

   ITEM 6.   Exhibits and Reports on Form 8-K                               18

SIGNATURES                                                                  19

                          Part 1. Financial Information

ITEM 1. Condensed Consolidated Financial Statements

                   Milestone Scientific Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        ASSETS                        June30        December 31
                                                       2000            1999
                                                    (unaudited)          *
                                                   ------------    ------------

CURRENT ASSETS
  Cash and cash equivalents                        $     48,938    $    242,843
  Accounts receivable                                   592,299         297,778
  Inventories                                         1,385,915       1,717,094
  Prepaid expenses                                       60,649         192,636
                                                   ------------    ------------

    Total current assets                              2,087,801       2,450,351

PROPERTY AND EQUIPMENT, NET                           1,443,822       1,669,769

PATENTS, NET                                          1,369,446       1,491,724

OTHER ASSETS                                             10,318          10,318
                                                   ------------    ------------

    Total assets                                   $  4,911,387    $  5,622,162
                                                   ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 $  1,458,734    $    996,120
  Accrued expenses                                      212,150         246,453
  10% SENIOR CONVERTIBLE NOTES                          955,724              --
                                                   ------------    ------------

    Total current liabilities                         2,626,608       1,242,573
                                                   ------------    ------------

3% SENIOR CONVERTIBLE NOTES                                  --       2,250,000
                                                   ------------    ------------

COMMITMENT AND CONTINGENCIES                                 --              --
                                                   ------------    ------------

STOCKHOLDERS' EQUITY
  Common stock, par value $.001; authorized,
  25,000,000 shares; 10,752,898 issued as of
  June 30, 2000 and 8,864,898 issued as of
  December 31, 1999                                      10,753           8,865
  Additional paid-in capital                         33,306,286      30,877,375
  Accumulated deficit                               (30,120,744)    (27,845,135)
  Treasury stock, at cost, 100,000 shares              (911,516)       (911,516)
                                                   ------------    ------------

    Total stockholders' equity                        2,284,779       2,129,589
                                                   ------------    ------------

    Total liabilities and stockholders' equity     $  4,911,387    $  5,622,162
                                                   ============    ============

* Derived from audited financial statements at December 31, 1999

See notes to condensed financial statements

                   Milestone Scientific Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the six and three months ended June 30,
                                   (unaudited)

                                           Six Months Ended               Three Months Ended
                                                June 30,                       June 30,
                                         2000             1999            2000            1999
                                      ------------    ------------    ------------    ------------

Net Sales                             $  2,933,797    $  1,534,154       1,523,004    $    865,984
Cost of sales                            1,271,556         816,771         631,848         317,457
                                      ------------    ------------    ------------    ------------

Gross profit (loss)                      1,662,241         717,383         891,156         548,527
                                      ------------    ------------    ------------    ------------

Selling, general and
  Administrative expenses                3,459,811       3,704,619       1,824,484       2,016,155
  Research and development expenses        198,950         109,456          97,750          40,610
                                      ------------    ------------    ------------    ------------
                                         3,658,761       3,814,075       1,922,234       2,056,765
                                      ------------    ------------    ------------    ------------

    Loss from operations                (1,996,520)     (3,096,692)     (1,031,078)     (1,508,238)

Settlement cost -- Spineilo lawsuit       (228,500)             --              --              --
Loss from termination of
  Wisdom product line                           --         (76,345)             --         (76,345)
Interest expense                           (54,133)        (29,631)        (33,979)        (21,541)
Interest income                              3,544          56,285           1,836          28,563
                                      ------------    ------------    ------------    ------------

    Net loss                          $ (2,275,609)   $ (3,146,383)   $ (1,063,221)   $ (1,577,561)
                                      ============    ============    ============    ============

Loss per share -- basic and diluted   $       (.21)   $       (.36)   $       (.10)   $       (.18)
                                      ============    ============    ============    ============

Weighted average shares                 10,652,898       8,717,882      10,326,480       8,717,882
outstanding                           ============    ============    ============    ============

      See notes to condensed consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the six months ended June 30,
                                   (unaudited)

                                                             2000           1999
                                                         -----------    -----------

Cash flows from operating activities
  Net loss                                               $(2,275,609)   $(3,146,383)
  Adjustments to reconcile net loss
  to net cash used in operating activities
    Amortization                                             122,278        141,672
    Depreciation                                             234,748        227,276
    Non cash portion of settlement of Spinello lawsuit       203,500             --
  Changes in assets and liabilities
    Other assets                                                  --            281
    Accounts receivable                                     (294,521)       145,930
    Inventories                                              331,179       (380,390)
    Prepaid expenses                                         131,987       (168,291)
    Accounts payable                                         462,614       (110,857)
  Accrued expenses                                           (34,303)        78,368
                                                         -----------    -----------

Net cash used in operating activities                     (1,118,127)    (3,212,394)
                                                         -----------    -----------

Cash flows from investing activities
  Capital expenditures                                        (8,801)       (70,178)
  Sale of treasury bills, net                                     --      1,592,516
                                                         -----------    -----------
  Net cash (used in) provided by investing activities         (8,801)     1,522,338
                                                         -----------    -----------

Cash flows from financing activities
  Net proceeds from issuance of senior notes                 955,724      2,250,000
  Repayment under line of credit                                  --       (100,000)
  Cost associated with registering shares                    (22,701)            --
                                                         -----------    -----------
  Net cash provided by financing activities                  933,023      2,150,000
                                                         -----------    -----------

NET (DECREASE)/INCREASE IN CASH
AND CASH EQUIVALENTS                                        (193,905)       459,944

Cash and cash equivalents at beginning of period             242,843        316,706
                                                         -----------    -----------

Cash and cash equivalents at end of period               $    48,938    $   776,650
                                                         ===========    ===========

Supplemental disclosures of cash flow information
  Cash paid during the period for interest               $    50,947    $     6,458
                                                         ===========    ===========

See notes to condensed consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 2000
                                   (unaudited)

Supplemental schedule of noncash financing activities:

In December 1999, the holders of 3% Convertible Notes agreed, and in February 2000 formalized the agreement to convert at a modified price of $1.25 per share, all $2,250,000 of such notes into 1,800,000 shares common stock.

                   Milestone Scientific Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

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

      In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the three and six month periods ended June 30, 2000 and June 30, 1999 and cash flows for the month periods ended June 30, 2000 and 1999, respectively.

      The results reported for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results of operations, which may be expected for a full year.

NOTE 2 - BASIS OF PRESENTATION

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, subsequent to its first fiscal quarter in 1998, the Company has incurred substantial losses from operations. In addition, the Company has used, rather than provided, cash in its operations during the six months ended June 30, 2000.

      In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the success of the Company's Wand(R) product and the Company's ability to obtain necessary financing through June 30, 2001. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

      Based on management's belief that The Wand(R), is a major advance in dentistry and may ultimately become the accepted method for delivering local dental anesthesia, the Company continues to take steps aimed at growing and strengthening the end user base thereby gaining greater acceptance of The Wand(R) and translating to increased revenue through higher disposable handpiece usage. On October 1, 1999, the Company began selling the Wand(R), disposable handpieces and dental needles directly to dentists in the United States. Milestone also began offering quantity discounts on disposable handpieces and dental needles under certain monthly buying programs. During the six months ended June 30, 2000, the Company increased its sales force and customer service staff to handle its new sales programs. Further, it continues to

            o provide assistance to dental and dental hygiene schools which include The Wand(R) in their curriculum;
            o visit, obtain feedback and provide further support to current Wand(R) users;
            o distribute The Wand(R) technique videos and technical bulletins to its current users;
            o     sell additional units to current Wand(R) users and
            o     develop its market overseas.

      Since the end of the first quarter of this year, Milestone has operated with less than adequate working capital. At June 30, 2000, the Milestone had $48,938 in cash and negative working capital of $538,807. Several steps have been taken to improve liquidity and meet Milestone's working capital needs:

            o In April 2000, Leonard Osser, Chairman and CEO, agreed to provide the following financing to Milestone:
                  o a $200,000 line of credit under which funds can be borrowed until December 31, 2000 with a maturity of February 1, 2001. Borrowed funds bear interest at a 9% annual interest rate;
                  o     payment guarantees on year 2000 sales to certain foreign
                        countries through two specified distributors; and
                  o     the option, should the line of credit be insufficient,
                        to defer payment of his full salary until January 3, 2001.
                  o A deferral of all interest and principal payments, until January 3, 2001, on $250,000 face amount of 10% Senior Secured Promissory Notes which he holds.

            o In July 2000, Milestone borrowed the $200,000 under this line of credit.

            o On June 19, 2000, Mr. Osser remitted $50,584 to the Company, pursuant to his distributor payment guarantee.

            o In April 2000, a director and holder of $50,000 face amount of 10% Senior Secured Promissory Notes agreed to defer all interest and principal payments, until January 3, 2001

            o In August 2000, Milestone reached agreement with a major existing investor, although not yet reflected in signed documents, under which the investor loaned Milestone $500,000 and will provide an additional $500,000 line of credit. The $500,000 loan is due on June 30, 2003 and any additional loans under the line of credit are due December 31, 2003. The initial loan and any additional loans bear interest at 8% per annum. The investor received warrants for 70,000 shares exercisable at the fair market value of a share on the date of grant and will receive warrants for an additional 20,000 shares, exercisable at the fair market value of the shares at the time the warrant is issued, for each additional $100,000 borrowed under the line of credit. Milestone, at its option, can force conversion of $300,000 of the initial loan into equity in connection with defined future financings.

            o In August 2000, Milestone reached agreement with another major existing investor, not yet reflected in a signed document, for a $1,000,000 2-year secured loan, bearing interest at 20% per year and payable in kind. The loan is prepayable in cash at any time and is prepayable, with accrued interest, in Milestone common stock after March 31, 2000. Stock issued in payment of this debt will be valued at a small discount from then market prices, subject to a maximum price.

      In addition to the financings described above, Milestone continues to explore additional equity and debt financings and is currently holding discussions with several additional potential investors. However, there can be no assurances that any of the financings now under discussion, or the unconsummated portion of the financings specifically described above will be consummated. Unless one or more of these or other financings is consummated, or Milestone is able to generate sufficient positive cash flow from operations, it may be unable to pay its obligations as they mature. Failure to do so could force Milestone to scale back or discontinue operations.

NOTE 3 - LOSS PER SHARE

      Basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per common share is computed using the weighted average common shares outstanding after giving effect to potential common stock equivalents plus any other potentially dilutive securities outstanding, unless the effect is anti-dilutive.

      For the six months ended June 30, 2000 and 1999, the assumed exercise of certain dilutive options and warrants were anti-dilutive. Accordingly, basic and diluted loss per share is based on the weighted average common shares outstanding.

      Options and warrants, in aggregate, to purchase 38,000 shares of common stock at $2.063 per share were issued to certain employees during the six months ended June 30, 2000 but were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

      Options and warrants, in aggregate, to purchase 83,000 shares of common stock at $3 per share were issued in aggregate to one officer and certain key personnel during the six months ended June 30, 1999 but were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

NOTE 4 - LITIGATION

      Spinello Lawsuits

      In January 2000, prior to trial, Milestone settled its previously pending lawsuits with Dr. Spinello DDS, and former Chairman and Director of Research of Spintech, and Glenn Spinello in the United States District Court of New Jersey and in the Court of Common Pleas, York County Pennsylvania, respectively. As part of the settlement, Dr. Spinello and Glenn Spinello, each conveyed to Milestone all of their equity interests in Spintech. Additionally, Dr. Spinello assigned to Milestone any rights which he had to technology relating to "The Wand(R)" handpiece or technology developed while he was employed at Spintech and agreed to cooperate in filing and to assign to Milestone any future patent applications covering that technology. In return for the conveyance of Spintech equity, the assignment of technology, and the resolution of all disputes between the parties, including the discontinuance with prejudice of all legal actions, Milestone paid $25,000 to Dr. Spinello and issued to him 80,000 shares (with a market value of approximately $80,000 at the time agreement was reached) and issued 8,000 shares to Glenn Spinello. Glenn Spinello, Ronald Spinello's son, was the controller and a director of Spintech, prior to April 1997.

      Class Action Lawsuit

      In June 2000, the previously pending class action lawsuit in the United States District Court of New Jersey was dismissed by the Court, with prejudice, for failure to state a claim. No appeal was filed by the plaintiff prior to the expiration of the time for filing such an appeal.

      Derivative Action Lawsuit

      In August 2000, the previously pending derivative action in the Court of Chancery of the State of Delaware in Newcastle County, was dismissed upon application by the plaintiff and approved by the Court. The dismissal was without cost or expense to any party.

      NOTE 5 - REVOLVING CREDIT LINE and PRIVATE PLACEMENTS

      On April 5, 2000, Leonard Osser, the Chairman and CEO of Milestone, signed an agreement which included a provision for a $200,000 line of credit with a maturity of February 1, 2001 and 9% annual interest rate for the Company through December 31, 2000. During the third quarter of 2000, the Company borrowed the $200,000 under the line of credit.

      As of February 1, 2000, the Company concluded a $1 million institutional private placement of 10% Senior Secured Promissory Notes due June 30, 2001 and Warrants to purchase 142,857 shares of Milestone Common Stock with Cumberland Associates LLC, Strategic Restructuring Partnership L.P., a former principal of Cumberland Associates, two officers of the Corporation, an affiliate of one of its directors and six other individuals. The Notes are secured by all present and future inventories of Milestone and are prepayable out of a portion of the proceeds generated by sales of "Wand(R)" units. The Warrants are exercisable at prices increasing from $1.75 per share in the first year of $7.00 per share in the fifth year, subject to anti-dilution protection in the event of stock dividends and certain capital changes. Purchasers of the Warrants were granted rights to participate in certain future security offerings by Milestone. Furthermore, on April 5, 2000, the Chairman and CEO of Milestone, Leonard Osser and one other participant in the private placement agreed to amend the Company's promissory note agreement so as to defer all payments including interest until January 3, 2001. These notes comprised $300,000 of the $1,000,000 private placement.

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

      In December 1999, the holders of the 3% Convertible Notes agreed to accept 1,800,000 shares in full payment and satisfaction and in conversion of all $2,250,000 of such notes. Of the 1,800,000 shares, which were to be issued, only the 200,000 shares to Mr. Osser were being held in escrow and pending shareholder approval. The latter shares were approved for distribution by the Milestone shareholders at the Annual Stockholder's Meeting on July 13, 2000. The Company recognized a non cash debt conversion expense of $731,250 in the fourth quarter of 1999.

ITEM 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation

      During the first half of 2000, the Company took significant steps to grow The Wand(R) ownership base and increase the daily utilization by domestic dentists. It dramatically increased the direct sales force and the Company's presence at national, regional and local trade shows as part of its direct sales approach.

      Internationally, the Company established additional distribution agreements which provided for the sale of The Wand(R) in Canada and Brazil. Also, the Company received approval to sell The Wand(R) and its disposable handpieces in Japan.

      Furthermore, the Company received approval for use of The Wand(R) in medicine by the FDA, $1,000,000 was raised through a private placement, a $200,000 line of credit was established and the Spinello lawsuit was settled.

      Subsequently, the Company received a $500,000 advance from an investor as part of a $1,000,000 line of credit. Also, the Company completed an agreement for the distribution of the The Wand(R) through Central and South America exclusive of Brazil and Mexico.

      Three months ended June 30, 2000 compared to three months ended June 30, 1999

Statement of Operations

      Net sales for the three months ended June 30, 2000 and June 30, 1999 were $1,523,004 and $865,984, respectively. The $657,020 increase reflects an approximate 275% increase in domestic sales of The Wand(R) and a 67% increase in domestic sales of its disposable handpiece. It also includes a 45% aggregate increase in The Wand(R) unit sales to foreign distributors including Canada and includes the initial shipment of 1,100 units for distribution in Brazil.

      Cost of sales for the three months ended June 30, 2000 and June 30, 1999 were $631,848 and $317,457, respectively. The $314,391 increase is mainly attributable to an increase in Wand(R) unit and disposable handpiece sales volume as well as an increase in manufacturing costs due to the disposable handpiece design enhancements introduced during the fourth quarter of 1999. The increase was partially offset by the recovery of approximately $50,000 in previously written down inventory.

      For the three months ended June 30, 2000, the Company generated a gross profit of $891,156 as compared to a gross profit of $548,527 for the three months ended June 30, 1999. The increase in gross profit is attributable to increased sales volume.

      Selling, general and administrative expenses for the three months ended June 30, 2000 and 1999 were $1,824,484 and $2,016,155, respectively. The
      $191,671 decrease is attributable to a $127,000 decrease in legal expenses, $17,000 in second quarter 1999 expenses related to the discontinued Wisdom product line, and a $25,000 decrease in consulting expenses.

      Research and development cost for the three months ended June 30, 2000 and June 30, 1999 were $97,750 and $40,610, respectively. The $57,140 increase is primarily attributable to costs associated with The Wand(R).

      The loss from operations for the three month ended June 30, 2000 and June 30, 1999 were $1,031,078 and $1,508,238, respectively.

      In April 1999, the Company discontinued its selling effort with regards to the Wisdom product line excluding Splatrfree(TM) prophy angles. $76,345 in aggregate costs were incurred in terminating the product line. They included $19,291 for uncollectible receivables, $15,692 in aggregate termination compensation and employee benefits, $5,066 for a lease buyout, $18,793 in previously unamortized acquisition costs, and $17,503 to write off inventory.

      The Company incurred interest expenses of $33,979 for the three months ended June 30, 2000 as compared to $21,541 of interest for the same period for calendar 1999. The $12,438 difference is attributable to higher average borrowings in 2000 including the $1,000,000 private placement. Interest income generated from treasury bills during the second quarter of

      1999 is the reason for the $26,727 decrease in interest income for the three months ended June 30, 2000.

      The net loss for the three months ended June 30, 2000 was $1,063,221 as compared to a net loss of $l,577,561 for the quarter ended June 30, 1999. The $514,340 reduction in net loss is attributable to higher sales volume for The Wand(R) and its disposable handpiece and a reduction in selling general and administrative expenses. This was partially offset by as increase interest expenses and a decrease in interest income.

      Six months ended June 30, 2000 compared to six months ended June 30, 1999

Statement of Operations

      Net sales for the six months ended June 30, 2000 and June 30, 1999 were $2,933,797 and $1,534,154, respectively. The $1,399,643 increase reflects an approximate 264% increase in domestic sales of The Wand(R) and a 83% increase in domestic sales of its disposable handpiece. It also includes a 89% aggregate increase in Wand(R) unit sales to foreign distributors. The increase in foreign sales includes the shipment of 500 Wand(R) units and approximately 100,000 disposable handpieces to the Company's authorized dealer in Japan and 1,100 Wand(R) units for distribution in Brazil. These increases were partially offset by the $174,086 net sales generated from the discontinued Wisdom toothbrush line during the six months of 1999.

      Cost of sales for the six months ended June 30, 2000 and June 30, 1999 were $1,271,556 and $816,771, respectively. The $454,785 increase is mainly attributable to an increase in Wand(R) unit and disposable handpiece sales partially offset by the recovery of approximately $170,000 in previously written down inventory and the $152,230 in cost of sales during the first half of 1999, which related to the discontinued Wisdom product line.

      For the six months ended June 30, 2000, the Company generated a gross profit of $1,662,241 or 56.7% as compared to a gross profit of $891,156 or 46.7% for the six months ended June 30, 1999.

      Selling, general and administrative expenses for the six months ended June 30, 2000 and 1999 were $3,459,811 and $3,704,619, respectively. The
      $244,808 decrease is attributable to a $63,000 aggregate decrease in selling and marketing expenses associated with The Wand(R), a $147,000 decrease in legal expenses and $74,767 in 1999 expenses related to the discontinued Wisdom products.

      Research and development cost for the six months ended June 30, 2000 and June 30, 1999 were $198,950 and $109,456, respectively. The $89,494 increase is primarily attributable to costs associated with The Wand(R).

      The loss from operations for the six months ended June 30, 2000 and June 30, 1999 were $1,996,520 and $3,096,692, respectively.

      In February 2000, the Company executed a settlement of the lawsuit between two former employees, Ronald Spinello, DDS, former Chairman and Director of Research of Spintech and his son, Glen Spinello. Milestone paid $25,000 to Dr. Spinello and issued to him 80,000 shares and to Glen Spinello 8,000 shares. Since the market price of the shares was $2.3125 per share, the Company recognized a $228,500 expense for the settlement.

      In April 1999, the Company discontinued its selling effort with regards to the Wisdom product line excluding Splatrfree(TM) prophy angles. $76,345 in aggregate costs were incurred in terminating the product line. They included $19,291 for uncollectible receivables, $15,692 in aggregate termination compensation and employee benefits, $5,066 for a lease buyout, $18,793 in previously unamortized acquisition costs, and $17,503 to write off inventory.

      The Company incurred interest expenses of $54,133 for the six months ended June 30, 2000 as compared to $29,631 of interest income for the same period for calendar 1999. The $24,500 difference is attributable to higher average borrowings in 2000 including the $1,000,000 private placement. Interest income generated from treasury bills during the first six months of 1999 is the reason for the $52,741 decrease in interest income for the six months ended June 30, 2000.

      The net loss for the six months ended June 30, 2000 was $2,275,609 as compared to a net loss of $3,146,383 for the six months ended June 30, 1999. The $870,774 reduction in net loss is attributable to higher sales volume for The Wand(R) and its disposable handpiece and a reduction in selling general and administrative expenses. This was partially offset by, an increase in interest expenses and a decrease in interest income.

      Liquidity and Capital Resources

      At June 30, 2000, the Company had negative working capital of $538,807. It consisted primarily of outstanding accounts payable and 10% senior convertible notes. For the six months ended June 30, 2000, the Company decreased cash and cash equivalents by $193,905.

      For the six month ended June 30, 2000, the Company's net cash used in operating activities was $1,118,127. This was primarily attributable to a net loss of $2,275,609 adjusted for non cash items of $122,278 for patent amortization, $234,748 for depreciation, and $203,500 for a lawsuit settlement; a $294,521 increase in accounts receivable, a $331,179 decrease in inventory; a $131,987 decrease in prepaid expenses; a decrease in accrued expenses of $34,303 and a $462,614 increase in accounts payable.

      The Company used $8,801 in investing activities for the six months ended June 30, 2000. These expenditures covered retooling cost for product modifications.

      Financing activities provided $955,724 for the period. The Company, as described below, raised $1,000,000 through a private placement. On May 1, 2000, it made $44,276 in aggregate payments to its note holders.

      Since the end of the first quarter of this year, Milestone has operated with less than adequate working capital. At June 30, 2000, the Milestone had $48,938 in cash and negative working capital of $538,807. Several steps have been taken to improve liquidity and meet Milestone's working capital needs:

            o In April 2000, Leonard Osser, Chairman and CEO, agreed to provide the following financing to Milestone:
                  o a $200,000 line of credit under which funds can be borrowed until December 31, 2000 with a maturity of February 1, 2001. Borrowed funds bear interest at a 9% annual interest rate;
                  o     payment guarantees on year 2000 sales to certain foreign
                        countries through two specified distributors; and
                  o     the option, should the line of credit be insufficient,
                        to defer payment of his full salary until January 3, 2001.
                  o A deferral of all interest and principal payments, until January 3, 2001, on $250,000 face amount of 10% Senior Secured Promissory Notes which he holds.

            o In July 2000, Milestone borrowed the $200,000 under this line of credit.

            o On June 19, 2000, Mr. Osser remitted $50,584 to the Company, pursuant to his distributor payment guarantee.

            o In April 2000, a director and holder of $50,000 face amount of 10% Senior Secured Promissory Notes agreed to defer all interest and principal payments, until January 3, 2001

            o In August 2000, Milestone reached agreement with a major existing investor, although not yet reflected in signed documents, under which the investor loaned Milestone $500,000 and will provide an additional $500,000 line of credit. The $500,000 loan is due on June 30, 2003 and any additional loans under the line of credit are due December 31, 2003. The initial loan and any additional loans bear interest at 8% per annum. The investor received warrants for 70,000 shares exercisable at the fair market value of a share on the date of grant and will receive warrants for an additional 20,000 shares, exercisable at the fair market value of the shares at the time the warrant is issued, for each additional $100,000 borrowed under the line of credit. Milestone, at its option, can force conversion of $300,000 of the initial loan into equity in connection with defined future financings.

            o In August 2000, Milestone reached agreement with another major existing investor, although not yet reflected in a signed document, for a $1,000,000, 2-year secured loan, bearing interest at 20% per year and payable in kind. The loan is prepayable in cash at any time and is prepayable, with accrued interest, in Milestone common stock after March 31, 2000. Stock issued in payment of this debt will be valued at a small discount from then market prices, subject to a maximum price.

      In addition to the financings described above, Milestone continues to explore additional equity and debt financings and is currently holding discussions with several additional potential investors. However, there can be no assurances that any of the financings now under discussion or the unconsummated portion of the financings specifically described above, will be consummated. Unless one or more of these or other financings is consummated or Milestone is able to generate sufficient positive cash flow from operations, it may be unable to pay its obligations as they mature. Failure to do so could force Milestone to scale back or discontinue operations.

      PRIVATE PLACEMENTS

      As detailed below, prior to June 30, 2000 and during 1999 the concluded $3,250,000 in private placements.

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

      In December 1999, the holders of the 3% Convertible Notes agreed to accept 1,800,000 shares in full payment and satisfaction and in conversion of all $2,250,000 of such notes. The 1,800,000 shares are to be issued and are currently being registered by Milestone.

      DENTAL OPERATIONS

      Domestic

      The Company continues to take steps aimed at growing and strengthening the end user base thereby gaining greater acceptance of The Wand(R) and translating to increased revenue through higher disposable handpiece usage. On October 1, 1999, the Company began a new sales initiative, permitting dentists in the United States to order the Wand(R) directly through Milestone and to avail themselves of certain quantity discounts when purchasing disposable handpieces and dental needles through a monthly program. During the first half of 2000, the Company increased its sales and customer service staff, and increased its presence at trade shows. Subsequent to June 30, 2000, it began an aggressive campaign to increase the number of national seminars it presents and to offer mini seminars in the offices of proficient user. Furthermore, the Company has developed several programs which allow the dental practitioners a variety of purchase and payment plans. It also continues to a) provide assistance to dental and dental hygiene schools which include The Wand(R) in their curriculum; b) visit, obtain feedback and provide further support to current Wand(R) users; c) distribute The Wand(R) technique videos and technical bulletins to its current users; and d) sell additional units to current Wand(R) users.

      Internationally

      The Company has continued to expand its presence overseas. In February 2000, Milestone received approval to market The Wand(R) in Japan. The Company immediately shipped 500 units and has shipped approximately 100,000 disposable handpieces through June 30, 2000. During the second quarter of 2000, agreements have been reached and distribution has begun to sell The Wand(R) in Brazil and Canada. Previously, the Company had begun shipping The Wand(R) for distribution throughout Europe and in Taiwan, China, Israel, and South Africa.

      MEDICAL OPERATIONS

      In June 2000, the Company received approval for the FDA to market The Wand(R) for medical use. The Company sells The Wand(R) to physicians, its intention is to set up in the medical market a complete staff to sell and market The Wand(R) for wide distribution once sufficient capital is raised. Further, a working prototype of a device for the delivery of multi-volume medicaments and anesthetic and with other added features of interest to medical practitioners has been developed and will be submitted to the FDA for approval to market the medicine.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:                    (b)    Reports on Form 8-K
       NONE                                NONE

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned

                               MILESTONE SCIENTIFIC INC.
                                         Registrant


                               /s/Mitchell G. Kuhn
                               -------------------------------------
                               Mitchell G. Kuhn, President and
                               Chief Operating Officer


                               /s/Thomas M. Stuckey
                               -------------------------------------
                               Thomas M. Stuckey, Vice President and
                               Chief Financial Officer

Dated: August 11, 2000