Form 10QSB/A
period 2000-06-30
MILESTONE SCIENTIFIC INC/NJ
filed 2000-08-14
CIK 855683

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

            o In August 2000, Milestone reached agreement with another major existing investor, not yet reflected in a signed document, for a $1,000,000 2-year secured loan, bearing interest at 20% per year and payable in kind. The loan is prepayable in cash at any time and is prepayable, with accrued interest, in Milestone common stock after March 31, 2001. Stock issued in payment of this debt will be valued at a small discount from then market prices, subject to a maximum price.

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

            o In August 2000, Milestone reached agreement with another major existing investor, although not yet reflected in a signed document, for a $1,000,000, 2-year secured loan, bearing interest at 20% per year and payable in kind. The loan is prepayable in cash at any time and is prepayable, with accrued interest, in Milestone common stock after March 31, 2001. Stock issued in payment of this debt will be valued at a small discount from then market prices, subject to a maximum price.

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