Form 10QSB
period 2000-09-30
MILESTONE SCIENTIFIC INC/NJ
filed 2000-11-14
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2000
-------------------------------------------------

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number 0-26284
                       -------

                            MILESTONE SCIENTIFIC INC.
                            -------------------------
             (Exact name of Registrant as specified in its charter)

                  Delaware                                  13-3545623
        -------------------------------------------------------------------
        State or other jurisdiction                      (I.R.S. Employer
        of organization)                                Identification No.)

           220 South Orange Avenue, Livingston, New Jersey 07039
           --------------------------------------------------------
            (Address of principal executive office)      (Zip Code)

                                 (973) 535-2717
                                 --------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 13, 2000 the Registrant had a total of 10,652,898 shares of Common Stock, $.001 par value, outstanding.

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

                                      INDEX

PART I.       FINANCIAL INFORMATION                                         Page

     ITEM 1.  Condensed Consolidated Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets at September 30,
              2000 and December 31, 1999                                      4

              Condensed Consolidated Statements of Operations
              for the nine and three months ended September 30, 2000
              and 1999                                                        5

              Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30, 2000 and 1999           6

              Notes to Condensed Consolidated Financial Statements            8

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             13

PART II. OTHER INFORMATION

     ITEM 4.  Submission of Matters to Vote of Security Holders               20

     ITEM 6.  Exhibits and Reports on Form 8-K                                20

SIGNATURES                                                                    21

                          Part 1. Financial Information

ITEM 1. Condensed Consolidated Financial Statements

                   Milestone Scientific Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS                      September 30        December 31
                                                                     2000               1999
                                                                  (unaudited)             *
                                                                 --------------------------------
CURRENT ASSETS
    Cash and cash equivalents                                    $    561,104        $    242,843
    Accounts receivable                                               720,505             297,778
    Inventories                                                     1,133,118           1,717,094
    Prepaid expenses                                                  233,065             192,636
                                                                 ------------        ------------
           Total current assets                                     2,647,792           2,450,351

PROPERTY AND EQUIPMENT, NET                                         1,347,892           1,669,769

PATENTS, NET                                                        1,308,301           1,491,724

OTHER ASSETS                                                           10,318              10,318
                                                                 ------------        ------------

        Total assets                                             $  5,314,303        $  5,622,162
                                                                 ============        ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                             $  1,023,698        $    996,120
    Accrued expenses                                                  328,169             226,390
    Accrued Interest                                                   66,905              20,063
    Notes Payable-Short Term                                          200,000                  --
    10% senior convertible notes                                      840,055                  --
                                                                 ------------        ------------

           Total current liabilities                                2,458,827           1,242,573

                                                                 ------------        ------------
NOTES PAYABLE-LONG TERM                                             1,324,094           2,250,000
                                                                 ------------        ------------

COMMITMENT AND CONTINGENCIES                                               --                  --
                                                                 ------------        ------------
STOCKHOLDERS' EQUITY
    Common stock, par value $.001; authorized,
      25,000,000 shares; 10,752,898 issued as of
      September 30, 2000 and 8,864,898 issued
      as of December 31, 1999                                          10,753               8,865
    Additional paid-in capital                                     33,578,366          30,877,375
    Accumulated deficit                                           (31,146,221)        (27,845,135)
    Treasury stock, at cost, 100,000 shares                          (911,516)           (911,516)
                                                                 ------------        ------------

           Total stockholders' equity                               1,531,382           2,129,589
                                                                 ------------        ------------

           Total liabilities and stockholders' equity            $  5,314,303        $  5,622,162
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

See notes to condensed financial statements

                   Milestone Scientific Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               For the nine and three months ended September 30,
                                   (unaudited)

                                                 Nine Months Ended                   Three Months Ended
                                                   September 30,                        September 30,
                                              2000              1999               2000              1999
                                              ----              ----               ----              ----
Net Sales                                $  4,465,876       $ 2,045,210       $  1,532,079       $   511,056
Cost of sales                               2,163,252         1,044,489            891,696           227,718
                                         ------------       -----------       ------------       -----------

Gross profit                                2,302,624         1,000,721            640,383           283,338
                                         ------------       -----------       ------------       -----------
Selling, general and
   Administrative expenses                  5,012,701         5,217,767          1,552,890         1,513,148
Research and development expenses             251,014           398,180             52,064           288,724
                                         ------------       -----------       ------------       -----------
                                            5,263,715         5,615,947          1,604,954         1,801,872
                                         ------------       -----------       ------------       -----------

             Loss from operations          (2,961,091)       (4,615,226)          (964,571)       (1,518,534)

Settlement cost - Spinello lawsuit           (228,500)               --                 --                --
Loss from termination of
   Wisdom product line                             --           (76,345)                --                --
Interest expense                             (116,563)          (47,411)           (62,430)          (17,691)
Interest income                                 5,068            70,178              1,524            13,804
                                         ------------       -----------       ------------       -----------

                Net loss                 $ (3,301,086)      $(4,668,804)      $ (1,025,477)      $(1,522,421)
                                         ============       ===========       ============       ===========

Loss per share - basic and diluted       $       (.32)      $      (.54)      $       (.10)      $      (.18)
                                         ============       ===========       ============       ===========

Weighted average shares outstanding        10,435,286         8,718,054         10,652,898         8,718,393
                                         ============       ===========       ============       ===========

      See notes to condensed consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,
                                   (unaudited)

                                                                  2000              1999
                                                                  ----              ----
Cash flows from operating activities
   Net loss                                                   $(3,301,086)      $(4,668,804)
   Adjustments to reconcile net loss to
   net cash used in operating activities
   Amortization                                                   194,417           202,811
   Depreciation                                                   353,707           352,389
   Non cash compensation for services rendered                     95,000                --
   Non cash portion of settlement of Spinello lawsuit             203,500                --
   Changes in assets and liabilities
     Accounts receivable                                         (422,727)          279,409
     Inventories                                                  583,976          (601,865)
     Prepaid expenses                                             (40,429)          (64,912)
     Other assets                                                      --               280
     Accounts payable                                              27,578           165,464
     Accrued expenses                                             101,779            98,928
     Accrued interest                                              46,842                --
                                                              -----------       -----------

Net cash used in operating activities                          (2,157,443)       (4,236,300)
                                                              -----------       -----------
Cash flows from investing activities
     Capital expenditures                                         (31,830)          (70,181)
     Sale of treasury bills, net                                       --         2,758,174
                                                              -----------       -----------
     Net cash (used in) provided by investing activities          (31,830)        2,687,993
                                                              -----------       -----------
Cash flows from financing activities
     Net proceeds from issuance of notes                        1,840,055         2,250,000
     Proceeds from (repayments under) lines of credit             700,000          (150,000)
     Cost associated with registering shares                      (32,521)           (2,000)
                                                              -----------       -----------
     Net cash provided by financing activities                  2,507,534         2,098,000
                                                              -----------       -----------
NET INCREASE IN CASH
AND CASH EQUIVALENTS                                              318,261           549,693

Cash and cash equivalents at beginning of period                  242,843           316,706
                                                              -----------       -----------

Cash and cash equivalents at end of period                    $   561,104       $   866,399
                                                              ===========       ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                 $    58,727       $       316
                                                              ===========       ===========

See notes to condensed consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  For the nine months ended September 30, 2000
                                   (unaudited)

Supplemental schedule of noncash financing activities:

On July 31, 2000, warrants to purchase 70,000 shares @ $3.00 per share were issued in connection with the draw dawn of $500,000 of a $1,000,000 line of credit. This resulted in a $186,900 debt discount and an equal increase in additional paid in capital.

In December 1999, the holders of 3% Convertible Notes agreed, and in February 2000 formalized the agreement to convert at a modified price of $1.25 per share, all $2,250,000 of such notes into 1,800,000 shares common stock.

                   Milestone Scientific Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

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

      These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB/A. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1999 financial statements.

      In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the three and nine month periods ended September 30, 2000 and September 30, 1999 and cash flows for the nine month periods ended September 30, 2000 and 1999, respectively.

      The results reported for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results of operations, which may be expected for a full year.

NOTE 2 -BASIS OF PRESENTATION

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, subsequent to its first fiscal quarter in 1998, the Company has incurred substantial losses from operations. In addition, the Company has used, rather than provided, cash in its operations during the nine months ended September 30, 2000.

      In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the success of the Company's Wand(R) product and the Company's ability to obtain necessary financing through September 30, 2001. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

      Based on management's belief that The Wand(R), is a major advance in dentistry and may ultimately become the accepted method for delivering local dental anesthesia, the Company continues to take steps aimed at growing and strengthening the end user base thereby gaining greater acceptance of The Wand(R) and translating to increased revenue through higher disposable handpiece usage. In September 2000, the Company unveiled two domestic sales initiatives. It introduced the Wand(R) Plus drive unit with several enhancements including cruise control feature. Secondly, dental practitioners can now avail themselves to a 90 day trial program, which requires a commitment to purchase specified quantities of disposable handpieces and needles during the trial period without any payment on deposit for the unit. The Company continues to sell the Wand(R) model and offers quantity discounts on disposable handpieces and dental needles under monthly buying programs. During the nine months ended September 30, 2000, the Company increased its sales force and customer service staffs to handle its new sales programs. Further, it continues to

            o provide assistance to dental and dental hygiene schools which include The Wand(R) in their curriculum;

            o visit, obtain feedback and provide further support to current Wand(R) users;

            o distribute The Wand(R) technique videos and technical bulletins to its current users;

            o     sell additional units to current Wand(R) users and

            o     develop overseas markets.

     At September 30, 2000, Milestone had $561,104 in cash, working capital of $188,965 and access to an additional $500,000 under a line of credit. Several steps have been taken to improve liquidity and meet Milestone's working capital needs:

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

                  o the option, should the line of credit be insufficient, to defer payment of his full salary until January 3, 2001; and

                  o a deferral of all interest and principal payments, until January 3, 2001, on $250,000 face amount of 10% Senior Secured Promissory Notes which he holds.

            o On June 19, 2000, Mr. Osser remitted $50,584 to the Company, pursuant to his distributor payment guarantee.

            o In July 2000, Milestone borrowed the $200,000 under this line of credit and in August 2000, Mr. Osser deferred the remaining $76,109 of his 2000 salary.

            o In April 2000, a director and holder of $50,000 in 10% Senior Secured Promissory Notes agreed to defer all interest and principal payments, until January 3, 2001

            o In August 2000, Milestone borrowed $500,000 from a major existing investor, under a $1,000,000 line of credit, pursuant to an agreement not yet reflected in signed documents. The $500,000 loan is due on June 30, 2003 and any additional loans under the line of credit are due December 31, 2003. The initial loan and any additional loans bear interest at 8% per annum. The investor received warrants for 70,000 shares exercisable at the fair market value on the date of grant of $3.00 per share and will receive warrants for an additional 20,000 shares, exercisable at the fair market value of the shares at the time the warrant is issued, for each additional $100,000 borrowed under the line of credit. Milestone, at its option, can force conversion of $300,000 of the initial loan into equity in connection with defined future financings.

            o In August 2000, Milestone borrowed $1,000,000 from two funds managed by Cumberland Associates LLC pursuant to a 2-year secured loan, which bears interest at 20% per year and is payable in kind. The loan is prepayable in cash at any time and is prepayable, with accrued interest, in Milestone common stock after March 31, 2001. Stock issued in payment of this debt will be valued at 90% of the average closing price during the first fifteen of the eighteen trading days preceding the date of payment but in no event at more that $5.00, subject to adjustment in the event of stock splits, stock dividends or other capital changes.

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

NOTE 3 - LOSS PER SHARE

      Basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per common share is computed using the weighted average common shares outstanding after giving effect to potential common stock equivalents, plus any other potentially dilutive securities outstanding, unless the effect is anti-dilutive.

      For the nine months ended September 30, 2000 and 1999, the assumed exercise of certain dilutive options and warrants were anti-dilutive. Accordingly, basic and diluted loss per share is based on the weighted average common shares outstanding.

      Options and warrants, in aggregate, to purchase 227,000 shares of common stock at prices ranging from .88 to $2.19 were issued to all officers and certain employees during the nine months ended September 30, 2000 but were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

      Options and warrants, in aggregate, to purchase 152,000 shares of common stock at prices ranging from $1 to $3 per share were issued during the nine months ended September 30,

      1999 but were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

NOTE 4 - LITIGATION

      Spinello Lawsuits

      In January 2000, prior to trial, Milestone settled its previously pending lawsuits with Dr. Spinello DDS, and former Chairman and Director of Research of Spintech, and Glenn Spinello in the United States District Court of New Jersey and in the Court of Common Pleas, York County Pennsylvania, respectively. As part of the settlement, Dr. Spinello and Glenn Spinello, each conveyed to Milestone all of their equity interests in Spintech. Additionally, Dr. Spinello assigned to Milestone any rights which he had to technology relating to "The Wand(R)" handpiece or technology developed while he was employed at Spintech and agreed to cooperate in filing and to assign to Milestone any future patent applications covering that technology. In return for the conveyance of Spintech equity, the assignment of technology, and the resolution of all disputes between the parties, including the discontinuance with prejudice of all legal actions, Milestone paid $25,000 to Dr. Spinello and issued to him 80,000 shares and issued 8,000 shares to Glenn Spinello. Glenn Spinello, Ronald Spinello's son, was the controller and a director of Spintech, prior to April 1997.

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

      NOTE 5 - REVOLVING CREDIT LINES and PRIVATE PLACEMENTS

      In August 2000, as detailed in Note 2, the Company borrowed $500,000 under a newly established $1,000,000 line of credit and borrowed $1,000,000 pursuant to a 2-year 20% secured loan.

      In July 2000, as detailed in Note 2, the company borrowed the $200,000 under the line of credit provided by Leonard Osser, the Chairman and CEO of Milestone, on April 5, 2000.

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

      In December 1999, the holders of the 3% Convertible Notes agreed to accept 1,800,000 shares in full payment and satisfaction and in conversion of all $2,250,000 of such notes. Of the 1,800,000 shares, which were to be issued, only the 200,000 shares to Mr. Osser were held in escrow and pending shareholder approval. The latter shares were approved for distribution by the Milestone shareholders at the Annual Stockholder's Meeting on July 13, 2000. The Company recognized a non cash debt conversion expense of $731,250 in the fourth quarter of 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

      During the nine months ended September 30, 2000, the Company took significant steps to grow The Wand(R) ownership base and increase the daily utilization by domestic dentists. It increased the direct sales force from 3 to 12 and the Company's presence at national, regional and local trade shows as part of its direct sales approach.

      Internationally, the Company established additional distribution agreements which provided for the sale of The Wand(R) in Canada and throughout Central and South America. Also, the Company received approval to sell The Wand(R) and its disposable handpieces in Japan.

      Furthermore, during this period of time, the Company received approval from the FDA to market the Wand(R) to medical practitioners, $2,000,000 was raised through a private placement, lines of credit totaling $1,200,000 were established and the Spinello lawsuit was settled.

Three months ended September 30, 2000 compared to three months ended September 30, 1999

Statement of Operations

      Net sales for the three months ended September 30, 2000 and September 30, 1999 were $1,532,079 and $511,056, respectively. The $1,021,023 or 200%
      increase reflects a ten fold aggregate increase in The Wand(R) unit sales for foreign distribution including Canada and the initial shipment of 1,000 units for distribution in Mexico. The increase in net sales also includes an approximate 70% increase in domestic sales of The Wand(R) and a 39% increase in domestic sales of its disposable handpiece. For the three months ended September 30, 2000, domestic sales of Wand(R) units increased by 79 to 192 and domestic disposable handpiece sales increased by 132,800 to 475,750 when compared to the same period in 1999. $8,000 was generated from the disposable handpieces and needles sales associated with the 120 Wand(R) units placed (but not sold) in September under the Company's new 90-day trial program.

      Cost of sales for the three months ended September 30, 2000 and September 30, 1999 were $891,696 and $227,718, respectively. The $663,978 increase is mainly attributable to an increase in Wand(R) unit and disposable handpiece sales volume as well as an increase in manufacturing costs due to the disposable handpiece design enhancements introduced during the fourth quarter of 1999. The increase was partially offset by the recovery of approximately $204,000 in previously written down finished goods inventory.

      For the three months ended September 30, 2000, the Company generated a gross profit of $640,383 as compared to a gross profit of $283,338 for the three months ended September 30, 1999. The increase in gross profit is attributable to increased sales volume.

      Selling, general and administrative expenses for the three months ended September 30, 2000 and 1999 were $1,552,890 and $1,513,148, respectively.
      The $39,742 increase is mainly attributable to $95,000 in expenses representing the cumulative impact of warrants revalued in conjunction with the first quarter private placement and by a $151,000 aggregate increase in selling and marketing expenses associated with the Wand(R) as the Company increased its sales force, customer service staff and its trade show presence. These increases were partially offset by a $77,000 decrease in legal expenses, and a $147,000 decrease in consulting expenses.

      Research and development costs for the three months ended September 30, 2000 and September 30, 1999 were $52,064 and $288,724, respectively. The $236,660 difference is the result of higher costs incurred during the third quarter of 1999 which were associated with the development of product improvements.

      The loss from operations for the three months ended September 30, 2000 and September 30, 1999 were $964,571 and $1,518,534, respectively.

      The Company incurred interest expenses of $62,430 for the three months ended September 30, 2000 as compared to $17,691 of interest for the same period for calendar 1999. The $44,741 difference is attributable to higher average borrowings and $10,994 in amortization of the debt discount associated with the detachable warrants from the $1,000,000 credit line established in August, 2000. Interest income generated from treasury bills during the third quarter of 1999 accounted for the $12,280 decline in interest income for the three months ended September 30, 2000.

      The net loss for the three months ended September 30, 2000 was $1,025,477 as compared to a net loss of $1,522,421 for the quarter ended September 30, 1999. The $496,944 reduction in net loss is attributable to higher sales volume for The Wand(R) and its disposable handpiece. This was partially offset by as increase in selling general and administrative expenses and an increase in interest expenses and a decrease in interest income.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

Statement of Operations

      Net sales for the nine months ended September 30, 2000 and September 30, 1999 were $4,465,876 and $2,045,210, respectively. The $2,420,666 or 118%
      increase reflects an approximate 214% increase in domestic sales of The Wand(R) and a 65% increase in domestic sales of its disposable handpiece. For the nine months ended September 30, 2000, domestic sales of Wand(R) units increased by 933 to 1,369 and domestic disposable handpieces sales increased by 540,750 to 1,373,250 when compared to the same period in 1999. The increase in net sales also includes a 197% aggregate increase in Wand(R) unit sales for foreign distributions. The increase in foreign sales includes the shipment of 1000 Wand(R) units and approximately 100,000 disposable handpieces to the Company's authorized dealer in Japan. It also includes 2,100 Wand(R) units and 121,000 disposable handpieces for distribution in Brazil and Mexico. These increases were partially offset by $174,086 of net sales generated from the discontinued Wisdom toothbrush line during the first nine months of 1999.

      Cost of sales for the nine months ended September 30, 2000 and September 30, 1999 were $2,163,252 and $1,044,489, respectively. The $1,118,763 increase is mainly attributable to an increase in Wand(R) unit and disposable handpiece sales partially offset by the recovery of approximately $374,000 in previously written down finished goods inventory and the $152,230 in cost of sales during the first half of 1999 which related to the discontinued Wisdom product line.

      For the nine months ended September 30, 2000, the Company generated a gross profit of $2,302,624 or 51.6% as compared to a gross profit of $1,000,721 or 48.9% for the nine months ended September 30, 1999.

      Selling, general and administrative expenses for the nine months ended September 30, 2000 and 1999 were $5,012,701 and $5,217,767, respectively.
      The $205,066 decrease is attributable to a $224,000 decrease in legal expenses, a $136,000 decrease in consulting expenses, and $74,767 in 1999 expenses related to the discontinued Wisdom products, partially offset by an $88,000 aggregate increase in selling and marketing expenses associated with The Wand(R) and $95,000 in expenses representing the cumulative impact of warrants revalued in conjunction with the first quarter private placement.

      Research and development costs for the nine months ended September 30, 2000 and September 30, 1999 were $251,014 and $398,180, respectively. The $147,166 difference is primarily attributable to a decrease in costs associated with product improvements.

      The loss from operations for the nine months ended September 30, 2000 and September 30, 1999 were $2,961,091 and $4,615,226, respectively.

      The Company incurred interest expenses of $116,563 for the nine months ended September 30, 2000 as compared to $47,411 of interest expense for the same period for calendar 1999. The $69,152 difference is attributable to a higher average interest rate on lower average borrowings in 2000 and $10,994 in amortization of the debt discount associated with the detachable warrants from the $1,000,000 credit line established in August, 2000. Interest income generated from treasury bills during the first nine months of 1999 as compared to mininal investments during the same period in 2000, accounted for the $65,110 decrease in interest income for the nine months ended September 30, 2000.

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

      The net loss for the nine months ended September 30, 2000 was $3,301,086 as compared to a net loss of $4,668,884 for the nine months ended September 30, 1999. The $1,367,798 reduction in net loss is attributable to higher sales volume for The Wand(R) and its disposable handpiece, the recovery of a portion of previously written down inventory and a reduction in selling general and administrative expenses. This was partially offset by, an increase in interest expenses and a decrease in interest income.

      Liquidity and Capital Resources

      At September 30, 2000, Milestone had $561,104 in cash and working capital of $188,965. For the nine months ended September 30, 2000, the Company increased cash and cash equivalents by $318,261.

      For the nine months ended September 30, 2000, the Company's net cash used in operating activities was $2,157,443. This was primarily attributable to a net loss of $3,301,086 adjusted for non cash items of $194,417 for amortization, $353,707 for depreciation, $95,000 for non cash compensation, and $203,500 for a lawsuit settlement; a $422,727 increase in accounts receivable, a $583,976 decrease in inventory; a $40,429 increase in prepaid expenses; a increase in accrued expenses of $101,779, a $46,842 increase in accrued interest and a $27,578 increase in accounts payable.

      For the nine months ended September 30, 2000, the Company used $31,830 in investing activities. These expenditures covered retooling cost for product modifications, leasehold improvements, and additional furniture and fixtures.

      Financing activities provided $2,507,534 for the period. The Company, as described below, raised $2,000,000 through private placements and has drawn $700,000 in aggregate from two credit lines. As of September 30, 2000, it made $159,945 in aggregate principal payments and $23,572 in interest to these note holders.

      To improve liquidity and meet Milestone's working capital needs, the Company has taken several steps including raising additional short and long term funds. They are as follow:

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

                  o the option, should the line of credit be insufficient, to defer payment of his full salary until January 3, 2001; and

                  o a deferral of all interest and principal payments, until January 3, 2001, on $250,000 face amount of 10% Senior Secured Promissory Notes which he holds.

            o On June 19, 2000, Mr. Osser remitted $50,584 to the Company, pursuant to his distributor payment guarantee.

            o In July 2000, Milestone borrowed the $200,000 under this line of credit and in August 2000, Mr. Osser deferred the remaining $76,109 of his 2000 salary.

            o In April 2000, a director and holder of $50,000 in 10% Senior Secured Promissory Notes agreed to defer all interest and principal payments, until January 3, 2001

            o In August 2000, Milestone borrowed $500,000 from a major existing investor, under a $1,000,000 line of credit, pursuant to an agreement not yet reflected in signed documents. The $500,000 loan is due on June 30, 2003 and any additional loans under the line of credit are due December 31, 2003. The initial loan and any additional loans bear interest at 8% per annum. The investor received warrants for 70,000 shares exercisable at the fair market value on the date of grant of $3.00 per share and will receive warrants for an additional 20,000 shares, exercisable at the fair market value of the shares at the time the warrant is issued, for each additional $100,000 borrowed under the line of credit. Milestone, at its option, can force conversion of $300,000 of the initial loan into equity in connection with defined future financings.

            o In August 2000, Milestone borrowed $1,000,000 from two funds managed by Cumberland Associates LLC pursuant to a 2-year secured loan, which bears interest at 20% per year and is payable in kind. The loan is prepayable in cash at any time and is prepayable, with accrued interest, in Milestone common stock after March 31, 2001. Stock issued in payment of this debt will be valued at 90% of the average closing price during the first fifteen of the eighteen trading days preceding the date of payment but in no event at more that $5.00, subject to adjustment in the event of stock splits, stock dividends or other capital changes.

      In addition to the financings described above and henceforth Milestone continues to explore additional equity and debt financings and is currently holding discussions with several additional potential investors. However, there can be no assurances that any of the financings now under discussion or the unconsummated portion of the financings specifically described above, will be consummated. Unless one or more of these or other financings is consummated or Milestone is able to generate sufficient positive cash flow from operations, it may be unable to pay its obligations as they mature. Failure to do so could force Milestone to scale back or discontinue operations.

      PRIVATE PLACEMENTS

      Prior to the $1,000,000, 2-year secured loan described above, Milestone had concluded $3,250,000 in private placements.

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

      DENTAL OPERATIONS

      Domestic

      The Company continues to take steps aimed at growing and strengthening the end user base thereby gaining greater acceptance of The Wand(R) and translating into increased revenue through higher disposable handpiece usage. In September 2000, the Company unveiled two domestic sales initiatives. It introduced the Wand(R) Plus drive unit with several enhancements including a cruise control feature. Secondly, dental practitioners can now avail themselves to a 90 day trial program, which requires a commitment to purchase specified quantities of disposable handpieces and needles without any outlay for the unit during the demonstration period. The Company continues to sell the Wand(R) model and offers quantity discounts via a monthly program when purchasing disposable handpieces and dental needles. During 2000, the Company increased its sales and customer service staffs, and increased its presence at trade shows. In addition, the Company has embarked on a campaign to increase the number of national seminars it presents and to offer mini seminars in the offices of proficient users. It also continues to a) provide assistance to dental and dental hygiene schools which include The Wand(R) in their curriculum; b) visit, obtain feedback and provide further support to current Wand(R) users; c) distribute The Wand(R) technique videos and technical bulletins to its current users; and d) sell additional units to current Wand(R) users.

      Internationally

      The Company has continued to expand its presence overseas. In February 2000, Milestone received approval to market The Wand(R) in Japan. Through September 30, 2000, the Company shipped 1,000 units and approximately 100,000 disposable handpieces to its authorized dealers in Japan. During 2000, agreements have been reached and distribution has begun to sell The Wand(R) in Canada, Mexico, Brazil and remainder of Central and South America. Approximately, 2,400 units and 260,000 disposable handpieces have been shipped in aggregate to these areas in 2000. Previously, the Company had begun shipping The

      Wand(R) for distribution throughout Europe and in Taiwan, China, Israel, and South Africa. Practitioners in Great Britain, Germany and Italy make up the majority of the European end users to date.

      PROPOSED MEDICAL OPERATIONS

      In June 2000, the Company received approval from the FDA to market The Wand(R) for medical use. Once sufficient capital is raised, it is the Company's intention to create an independent sales and marketing staff for distribution to the medical community. Further, an working prototype of a device for the delivery of multi-volume medicaments and anesthetic along with other added features of interest to medical practitioners has been developed and will be submitted to the FDA for approval.

      SUBSEQUENT EVENTS

      In October 2000, the Company sold 155 units and approximately 164,000 disposable handpieces, domestically. Furthermore, 268 units were placed during the month under the 90-day trial program. Aggregate revenue generated from disposable handpieces and needle sales as direct result of the 90-day program was approximately $32,000.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Election of Board of Directors

      The Company held its 2000 Annual Meeting of Stockholders on July 13, 2000. At the meeting, stockholders reelected all board members which were presented,

Appointment of Grant Thornton LLP as auditors for 2000

         For  9,315,193             Against    7,830          Abstain   2,555

Ratification of issuance of 200,000 shares to Chief Executive Officer in payment of debt.

         For  4,811,022             Against  135,709          Abstain  17,162

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:                         (b)    Reports on Form 8-K:
       NONE                                             NONE

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned

                                        MILESTONE SCIENTIFIC INC.
                                                Registrant


                                        /s/ Mitchell G. Kuhn
                                        ----------------------------------------
                                        Mitchell G. Kuhn, President and
                                        Chief Operating Officer


                                        /s/ Thomas M. Stuckey
                                        ----------------------------------------
                                        Thomas M. Stuckey, Vice President and
                                        Chief Financial Officer

Dated: November 13, 2000