Form 10KSB40/A
period 1999-12-31
MILESTONE SCIENTIFIC INC/NJ
filed 2000-12-19
CIK 855683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                           MILESTONE SCIENTIFIC, INC.

                            Form 10-KSB Annual Report
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
   Item 1.  Description of Business......................................      4
   Item 2.  Description of Properties....................................     15
   Item 3.  Legal Proceedings............................................     15
   Item 4.  Submission of Matters to a Vote of Security Holders..........     17

PART II
   Item 5.  Market for Common Equity and Related Stockholder Matters.....     18
   Item 6.  Management's Discussion and Analysis or Plan of Operations...     19
   Item 7.  Financial Statements.........................................     22
   Item 8.  Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure.....................................     22


PART III
   Item 9.  Directors and Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act...     23
   Item 10. Executive Compensation.......................................     26
   Item 11. Security Ownership of Certain Beneficial Owners and
            Management...................................................     28
   Item 12. Certain Relationships and Related Transactions...............     30
   Item 13. Exhibits, List and Reports on Form 8-K.......................     30

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

Marketing

      "The Wand(R)" was originally marketed to dental practitioners through a group of dental distributors in the U.S. and Canada. In October 1999 and in conjunction with the launch of The Wand(R) Plus handpiece the Company severed the U.S. distribution channel and began selling and marketing its product directly to dentists throughout the U.S. The dealer distribution channel in Canada was not affected. In addition, the Company has established regional sales territories in the U.S. and in Canada. As of December 31, 1999, these territories were staffed by two full time sales people and three independent sales representatives. Sales representatives train, motivate, and direct sales activity. They also conduct study clubs for dentists, contact and call on dental hygiene schools, attend local, state and national dental conventions and call on dentists for training and education purposes. Sales literature and training materials are produced to support the selling and educational activities of Company and its representatives. Currently, the company has ten full time sales people and five independent sales representatives.

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

      Need for Greater Market Acceptance of "The Wand(R)". As with any new technology, there is substantial risk that the marketplace will not accept the potential benefits of such technology or be willing to pay for any cost differential with the existing technologies. Market acceptance of "The Wand(R)" depends, in large part, upon our ability to educate potential customers of the distinctive characteristics and benefits of The Wand(R) and will require substantial marketing efforts and expense. More than 10,000 Wand units were sold in aggregate in the U.S. and Canada over the past two years. The 1,250,000 in disposable handpiece sales for 1999 reflect a low level of usage of The Wand(R). However, since November 1999 through the present, the Company has experienced increased disposable handpiece sales in the U.S. If Wand sales and rates of usage of our products not continue to improve, we may be forced to curtail marketing efforts and rely on the gradual build-up of demand as a result of increasing placement of units in dental schools and from growing awareness of the benefits of The Wand(R) technology as a result of additional clinical studies. We cannot assure that our current or proposed products will be accepted by the end users or that any of the current or proposed products will be able to compete effectively against current and alternative products.

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

      Limited Distribution; Need to Broaden Distribution Channels. Our future revenues depends on our ability to successfully market and distribute The Wand(R). During 1999, we relied, primarily, on independent dental distributors to sell The Wand(R) domestically and internationally. In January 2000, we entered into an agreement to terminate our existing international distribution agreement and commenced new international distribution agreement giving our products entry into Japan, Great Britain, Germany, Israel, South Africa, Scandinavia, while retaining our presence in China and Taiwan. Domestically, our sales force' efforts in marketing The Wand(R) continue to grow. It should be noted, that further increase to the size of the sales force will carry with it a concomitant increase in up front expenses.

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

      Fiscal year ended December 31, 1999 compared to fiscal year ended December 31, 1998

Statement of Operations

Net sales for the year ended December 31, 1999 and December 31, 1998 were $2,855,463 and $8,804,235 respectively. The $5,948,772 or 68% decrease reflects a decline in Wand sales volume (including disposable handpieces) partially offset by a decrease in returns. The sales decline was caused by a decline in new customer demand for Wand equipment units after the filling of orders for early adapters during the first six months of 1998 and limited usage of disposables by purchasers of equipment units. Furthermore, net sales from the Wisdom product line which was terminated in April, 1999 were $174,086 for the year ended December 31, 1999 as compared to $1,983,277 for the year ended December 31, 1998. For the year ended December 31, 1999, approximately $543,000 in revenue or 19% was generated from sales to foreign distributors. In addition, $499,000 of the $2,312,000 in domestic sales were destined for foreign end users.

      Cost of sales for the year ended December 31, 1999 as compared to the year ended December 31, 1998 declined from $10,144,796 to $1,572,319, a $8,572,477 reduction. The reduction is primarily attributable to lower sales volume, a sharp decline in returns and a decrease in average product costs due to prior period inventory writedowns.

      Included in the cost of sales for the year ended December 31, 1998 is a $1,243,986 writedown of the aggregate carrying value of the Wand(R) and the disposable handpieces inventories and a $1,982,000 writedown in the net book value of fixed assets. The carrying value of the inventory was reduced to reflect the inventory value under the market conditions as of December 31, 1998. The latter reduction includes a $269,000 obsolete equipment writeoff. The remainder or $1,712,982 is the writedown of new, yet unused semi automation equipment and molds. The semi automation equipment and molds were purchased for approximately $2,200,000 in anticipation of the ramp up disposable handpiece sales which did not materialize.

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

      In April 1999, the Company discontinued its selling effort with regards to the Wisdom product line excluding Splatrfree(TM) prophy angles. $76,345 in aggregate costs were incurred in terminating the product line. They included $19,291 for uncollectible receivables, $15,692 in aggregate termination compensation and employee benefits, $5,066 for a lease buyout, $18,793 in previously unamortized acquisition costs and $17,503 to write off

Wisdom inventory currently earmarked for distribution to charities and trade associations. Furthermore, the termination compensation covered the last Wisdom employee.

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

      For the year ended December 31, 1999, the Company's net cash used in operating activities was $5,332,997. This was primarily attributable to a net loss of $6,972,312 adjusted for non cash items of $263,950 for amortization, $468,907 for depreciation, $36,438 for non cash interest and a $731,250 debt conversion expense; a $133,129 decrease in accounts receivable; a $461,832 increase in inventories; a $65,373 increase in prepaid expenses; an increase in accrued expenses of $81,151 and a $451,415 increase in accounts payable. The $133,129 decrease in accounts receivable includes a $291,532 reduction in accounts receivable associated with the Wisdom product line, partially offset by a $77, 224 reduction in the allowance for doubtful accounts associated with Wand customers. Approximately $50,000 of the $79,814 allowance for doubtful accounts at December 31, 1999 is to fully reserve against outstanding receivables from the Wisdom product line.

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

      The recoverability of a major portion of the recorded assets of the Company is dependent upon the continuing operations of the Company, the success of the Wand product and the Company's ability to obtain necessary financing through January 1, 2001. As of December 31, 1999, the Company had $242,843 in aggregate cash and cash equivalents. In addition, as of February 1, 2000, the Company concluded a $1,000,000 private placement of 10% Senior Subordinated Note. Also, on April 5, 2000, the chairman of Milestone signed an agreement which provides the company was a $200,000 line of credit at 9% through February 1, 2001. Payment guarantees on year 2000 sales to certain foreign countries through two specified distributors; and the option to defer his salary through January 3, 2001 should the line of credit be insufficient. Management believes that through the proper utilization of these existing funds, revenues generated from international distributors and from continued increases in domestic disposable handpiece sales, the expense reductions achieved through cost containment programs, and the funds raised from the first quarter 2000 private placement, it will have sufficient cash to meet its needs over the next twelve months.

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

      The agreement provides for a phased termination during which Milestone will immediately begin to fill handpiece requirements of all existing and new foreign dealers throughout the world and will directly distribute "Wand(R)" units to dealers in Japan, Great Britain, Germany, Israel, South Africa, Scandinavia and certain other countries. Milestone currently serves dealers in China, and Taiwan. In addition, the Company will assume responsibility for distribution to dealers in Central and South America in April 2000 and for dealers throughout the rest of the world after June 30, 2000.

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

Item 8. Change in and Disagreements with Accountants on Accounting Financial Disclosure

      Not applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

      The current executive officers and directors of the Company and their respective ages as of December 31, 1999 are as follows:

                                                                                                  Director
           Name                 Age                            Position                            Since
----------------------------  -------     --------------------------------------------------      --------
Leonard A. Osser                52        Chairman and Chief Executive Officer of the               1991
                                          Company and President and Chief Executive Officer
                                          of Spintech, a subsidiary

Mitchell G. Kuhn                57        President and Chief Operating Officer and                 1999
                                          Director of the Company

Thomas M. Stuckey               45        Chief Financial Officer and Vice President of the
                                          Company and Chief Financial Officer of both
                                          Spintech and Sagacity I, each a subsidiary

Stephen A. Zelnick (1)          61        Director of the Company                                   1996

Paul Gregory                    64        Director of the Company                                   1997

Louis I. Margolis (1) (2)       56        Director of the Company                                   1997

Leonard M. Schiller(2)          58        Director of the Company                                   1997

Larry Haimovitch                53        Director of the Company                                   1997

Daniel Martin                   61        Director of the Company                                   1998

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

                           Summary Compensation Table

                                                     Long-Term Compensation
                                               ---------------------------------
                                   Annual
                                 Compensation        Awards           Payouts
                                 ------------  ------------------   ------------
                                                  Common Stock       All Other
  Name and Principal                Salary     Underlying Options   Compensation
       Position         Year          ($)              (#)               ($)
---------------------  --------  ------------  ------------------   ------------

Leonard A. Osser        1999       191,135(1)        50,000
    Chief Executive     1998       280,395(2)        50,000
    Officer and         1997       267,768(3)       150,000
    Chairman

Thomas M. Stuckey       1999       119,922           21,000           10,000(4)
    Chief Financial
    Officer and Vice
    President

----------

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

                              Option Grants in 1999

Individual Grants of Options

                                Number of           Percent of
                                Shares of         Total Options
                               Common Stock         Granted to         Exercise
                                Underlying         Employees in         Price
          Name                   Option #              1999             ($/Sh)          Expiration Date
--------------------------    ---------------     ---------------    --------------    ------------------
Leonard A. Osser                 50,000(1)            19.8%              $1.00              1/09/04

Thomas A. Stuckey                21,000(2)             8.3%              $3.00              1/14/04

----------
(1)   Options vest 12/10/03
(2) One third of options vested on the date of grant (1/15/99), with an additional one third vesting on each anniversary thereof.

                                Aggregated 1999 Year End Options Values
                              for Options granted prior to and During 1999
---------------------------------------------------------------------------------------------------------

                                           Number of Shares of Common           Value of Unexercised
                                          Stock Underlying Unexercised          In-The-Money Options
                                               Options at 12/31/99                 At 12/31/99 (1)
                Name                        Exercisable/Unexercisable         Exercisable/Unexercisable
-------------------------------------    ------------------------------    ------------------------------
Leonard A. Osser                                    100,000 // 150,000              0 // $150,000
Thomas M. Stuckey                                     22,333 // 23,667            $14,000 // $ 7,000

----------

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table, together with the accompanying footnotes, sets forth information, as of March 9, 2000, regarding stock ownership of all persons known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, certain executive officers, all directors, and all directors and officers of the Company as a group:

                                                Shares of
                                               Common Stock
                                               Beneficially       Percentage of
         Name of Beneficial Owner (1)            Owned (2)          Ownership
----------------------------------------      --------------      --------------
Executive Officers and Directors
Leonard Osser...........................        2,010,061 (3)         18.69%
Mitchell G. Kuhn                                   16,800                  *
Thomas M. Stuckey                                  32,166 (4)              *
Paul Gregory............................           20,150 (5)              *
Larry Haimovitch........................           20,156 (6)              *
Louis I. Margolis.......................           84,000 (7)              *
Leonard M. Schiller.....................           65,594 (8)              *
Stephen A. Zelnick......................          180,620 (9)          1.68%
Daniel R. Martin                                   52,100 (10)             *
All Directors and Officers as a group           2,481,647 (11)        23.07%

----------
*     Less than 1%

                                          Shares of
                                        Common Stock
                                        Beneficially           Percentage of
                                           Owned (2)             Ownership
5% and Greater Stockholders

Cumberland Associates, LLC
1114 Avenue of the Americas              1,901,524(12)            17.68%
New York, New York 10036

Gintel Asset Management, Inc.
   6 Greenwich Office Park               1,374,700 (13)           12.78%
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

      10.8 Employment Agreement dated November 1, 1996 by and between the Company and Gregory Volok. (5)

      10.9 Lease, as amended, dated November 6, 1991 between Raybec Management Co. and Wisdom. (5)

      10.10 Employment Agreement made as of December 23, 1996 by and between Sagacity I, Inc. and Joel D. Warady. (5)

      10.13 Agreement for SDS Product dated September 1, 1996 between Spintech and Princeton PMC. (5)

      10.14 Agreement for The Wand(R)Product dated September 1, 1996 between Spintech and Princeton PMC. (5)

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

      10.18 Agreement between Milestone and Spintech dated September 21, 1994 and Amendment No. 1 thereto. (2)

      10.19 Employment Agreement between the Company and Leonard Osser dated January 1, 1998. (6)

      10.20       Undertaking of Leonard Osser dated April 5, 2000. (6)

      21.1        Subsidiaries of the Registrant. (5)

      23          Consent of Grant Thornton, LLP (6)

      -----------
      (1)   Filed with the initial filing of the Company's Registration
            Statement.
      (2)   Filed with Amendment No. 1 to the Registration Statement.
      (3)   Filed with Form 8-K dated January 29, 1996.
      (4) Filed with the Company's Form 10-KSB for the year ended December 31, 1995.
      (5) Filed with the Company's Form 10-KSB for the year ended December 31, 1996.
      (6)   Filed herewith.

(b) There were no reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Milestone Scientific Inc.


                                      By: /s/Leonard Osser
                                          ------------------------------------
                                          Leonard Osser,
                                          Chairman and Chief Executive Officer

Date: March 27, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 31, 1999.

         Signature                 Date                 Title
         ---------                 ----                 -----


/s/Leonard Osser                   March 27, 2000    Chairman, and Chief
-------------------------------                      Executive Officer
         Leonard Osser


/s/Mitchell G. Kuhn                March 27, 2000    President, Chief Operating
-------------------------------                      Officer and Director
         Mitchell G. Kuhn


/s/Thomas M. Stuckey               March 27, 2000    Vice President and Chief
-------------------------------                      Financial Officer
         Thomas M. Stuckey


/s/Daniel R. Martin                March 27, 2000           Director
-------------------------------
         Daniel R. Martin


/s/Stephen A. Zelnick              March 27, 2000           Director
-------------------------------
         Stephen A. Zelnick


/s/Louis Margolis                  March 27, 2000           Director
-------------------------------
          Louis Margolis


/s/Larry Haimovitch                March 27, 2000           Director
-------------------------------
         Larry Haimovitch


/s/Leonard Schiller                March 27, 2000           Director
-------------------------------
         Leonard Schiller


/s/Paul Gregory                    March 27, 2000           Director
-------------------------------
         Paul Gregory

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


GRANT THORNTON LLP

New York, New York
March 27, 2000
(except for Note A for which
the date is April 5, 2000)

                   Milestone Scientific Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


                         ASSETS                         1999           1998
                                                     -----------    -----------

CURRENT ASSETS
    Cash and cash equivalents                        $   242,843    $   316,706
    Investments - Treasury Bills                              --      3,267,940
    Accounts receivable, net of allowance for
       Doubtful accounts of $79,814 and
       $137,870 in 1999 and 1998, respectively           297,778        430,907
    Inventories                                        1,717,094      1,255,262
    Prepaid expenses                                     192,636        127,263
                                                     -----------    -----------

           Total current assets                        2,450,351      5,398,078

PROPERTY AND EQUIPMENT, NET                            1,669,769      2,031,870

PATENTS, NET                                           1,491,724      1,736,275

OTHER ASSETS                                              10,318         29,997
                                                     -----------    -----------

            Total assets                             $ 5,622,162    $ 9,196,220
                                                     ===========    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Line of credit - bank                            $        --    $   150,000
    Accrued expenses                                     246,453        165,302
                                                     -----------    -----------

           Total current liabilities                   1,242,573        860,007
                                                     -----------    -----------

SENIOR CONVERTIBLE NOTES                               2,250,000             --
                                                     -----------    -----------
STOCKHOLDERS' EQUITY
    Common stock, par value $.001; authorized,
       25,000,000 shares; 8,864,898 issued as of
       December 31, 1999 and 8,817,882 issued
       as of December 31, 1998                             8,865          8,818
    Treasury stock, at cost, 100,000 shares             (911,516)      (911,516)
                                                     -----------    -----------

                Total stockholders' equity             2,129,589      8,336,213
                                                     -----------    -----------

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

                   Milestone Scientific Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years ended December 31, 1999 and 1998

                                                       Common stock       Additional
                                                   --------------------     paid-in       Treasury     Accumulated
                                                     Shares      Amount     capital        stock         deficit         Total
                                                   ---------     ------   -----------    ----------   -------------  -------------
Balance, December 31, 1997                         8,661,866      8,662    28,685,483                  (10,174,469)     18,519,676

Shares repurchased                                                                       $(911,516)                       (911,516)
Warrants exercised                                   119,591        120     1,029,585                                    1,029,705
Options exercised                                     36,425         36       175,214                                      175,250
Warrants/options issued to consultants                                        221,452                                      221,452
Net loss for the year ended December 31, 1998                                                          (10,698,354)    (10,698,354)
                                                   ---------     ------   -----------    ----------   -------------  -------------

Balance, December 31, 1998                         8,817,882     $8,818   $30,111,734    $(911,516)   $(20,872,823)  $   8,336,213
                                                   ---------     ------   -----------    ----------   -------------  -------------

Shares issued for interest payment                                             36,391                                       36,438
Costs associated with registering shares                                       (2,000)                                      (2,000)
Debt conversion expense                               47,016         47       731,250                                      731,250

Net loss for the year ended December 31, 1999                                                           (6,972,312)     (6,972,312)
                                                   ---------     ------   -----------    ----------   -------------  -------------

Balance, December 31, 1999                         8,864,898     $8,865   $30,877,375    ($911,516)   $(27,845,135)     $2,129,589
                                                   =========     ======   ===========    ==========   =============  =============

The accompanying notes are an integral part of this statement.

                   Milestone Scientific Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                 1999            1998
                                                             ------------    ------------
Cash flows from operating activities
    Net loss                                                 $ (6,972,312)   $(10,698,354)
    Adjustments to reconcile net loss to net cash used in
      Operating activities
        Patent amortization                                       263,950         244,559
        Depreciation                                              468,907         336,002
        Non cash interest                                          36,438              --
        Debt conversion expense                                   731,250              --
        Loss on impairment of fixed assets                             --       1,982,321
        Loss on write-down of inventory                                --       1,243,986
        Compensation expense                                           --         221,452
        Changes in assets and liabilities, net of effects
          From acquisition of businesses
              (Increase) decrease  in accounts receivable         133,129        (112,760)
              Increase in inventories                            (461,832)     (1,249,620)
              Increase in prepaid expenses                        (65,373)        (29,484)
              Decrease in other assets                                280           3,409
              Increase (decrease) in accounts payable             451,415        (509,250)
              Increase (decrease) in accrued expenses              81,151         (82,131)
                                                             ------------    ------------

       Net cash used in operating activities                   (5,332,997)     (8,649,870)
                                                             ------------    ------------
Cash flows from investing activities
    Purchase of Treasury Bills                                 (3,753,000)     (5,520,000)
    Sale of Treasury Bills                                      7,020,940       8,030,429
    Capital expenditures                                         (106,806)     (3,587,311)
                                                             ------------    ------------
       Net cash provided by (used in) investing activities      3,161,134      (1,076,882)
                                                             ------------    ------------
Cash flows from financing activities
    Net proceeds from issuance of senior convertible notes      2,250,000
    Repayment of borrowings                                      (150,000)        (25,000)
    Costs associated with registering shares                       (2,000)             --
    Purchase of treasury stock                                         --        (911,516)
    Proceeds from exercise of warrants and options                     --       1,204,955
                                                             ------------    ------------

       Net cash provided by financing activities                2,098,000         268,439
                                                             ------------    ------------

       NET DECREASE IN CASH AND
          CASH EQUIVALENTS                                        (73,863)     (9,458,313)

Cash and cash equivalents at beginning of year                    316,706       9,775,019
                                                             ------------    ------------

Cash and cash equivalents at end of year                     $    242,843    $    316,706
                                                             ============    ============

                   Milestone Scientific Inc. and Subsidiaries

                             Year ended December 31,

                                                                 1999            1998
                                                             ------------    ------------
Supplemental disclosures of cash flow information:
   Cash paid during the year for
     Interest                                                $        316    $      15,376
                                                             ============    =============

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

      7.    Revenue Recognition

            Revenue is recognized when title passes at the time of shipment.

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

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE B (continued)

      11.   Product Sales

            During 1999 and 1998 the Company had the following product sales which comprises its total sales in the accompanying financial statements:

                                                         1999          1998
                                                      ----------    ----------

      Wand(R)System Kits and Handpieces               $2,605,677    $6,622,000
      Wisdom products including prophy angles            249,786     2,182,235
                                                      ----------    ----------

                                                      $2,855,463    $8,804,235
                                                      ==========    ==========

            During 1999, approximately $543,000 or 19% of the $2,855,463 in revenue was generated from sales to foreign distributors. In addition, $499,000 in revenues from domestic sales were destined for foreign distribution. Sales to any individual foreign entity did not exceed 7% of total revenue for 1999.

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

      Spintech

      In November 1995, the Company completed the purchase of 65% of Spintech's outstanding stock on a fully diluted basis for $2,700,000. The Company paid $2,026,495, which represents the $2,700,000 less amounts advanced to Spintech amounting to $632,500 plus interest of $41,005. The acquisition has been recorded using the purchase method of accounting. The excess of the aggregate purchase price over the net tangible assets acquired was allocated to patents and is being amortized over ten years. The operating losses of Spintech have been included in the Company's consolidated financial statements since the date of acquisition. Because of recurring losses. the minority interest has been valued at zero for the years ended December 31, 1998 and 1999.

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

      Also, the Company holds a series of annual options to purchase, for a nominal amount, an additional 3% of Spintech's outstanding shares following each of the first five fiscal years commencing after the closing of the stock purchase (or an aggregate of 15% of such shares if all of the options are exercised). Each option is exercisable only if Spintech does not achieve a specified pretax profit target as defined in the applicable fiscal year. As a result of Spintech not achieving the specified pretax profit, the Company exercised its option in 1997, 1998 and 1999. The option exercised in 1999 increased the Company's ownership in Spintech to 75.9%. Milestone's ownership was 73.4% as of December 31, 1998. The Company's ownership increased to 79.3% on February 10, 2000 when Ronald and Glen Spinello surrendered their shares as part of the settlement agreementThe value of the converted shares and associated offering costs are reflected in the accompanying balance sheet as patents.

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

      During 1996, the Company issued 60,000 shares to a consultant for services provided to the Company. The agreement stipulated that if the consultant is permitted to sell and does sell the shares issued to him and realizes from such sale net proceeds of less than $5 per share, the Company shall supplement such proceeds up to $5 per share, provided the Company's total obligation shall not exceed $105,000. During 1999, this agreement was amended so as to reduce the numbers of shares covered from 60,000 to 20,000, limit the Company's obligation to $100,000 and to establish a specified four month period during 1999 when applicable. Subsequently, the consultant, a dentist sold 20,000 shares and the Company remitted $79,463 to the consultant. The $79,563 was reported as compensation as part of selling, general, and administrative expenses.

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

                                              1999               1998
                                           -----------        -----------

      Net loss                             $(2,674,703)       $(1,103,000)
      Loss per common share                      $(.31)             $(.13)

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

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE F (continued)

      The weighted-average fair value of the individual options granted during 1999 and 1998 was estimated as $1.45 and $15.25, respectively, on the date of grant. The fair value for 1999 and 1998 was determined using a Black-Scholes option-pricing model with the following assumptions:

                                                      1999           1998
                                                      ----           ----

      Dividend yield                                    --             --
      Volatility                                    158.10%        126.13%
      Risk-free interest rate                         6.35           5.60
      Forfeiture rate                                   --             --
      Expected life                                 3 - 5 years    3-5 years

      Stock option activity during 1999 and 1998 is summarized below:

                                          Shares of common          Weighted-average
                                        Stock attributable to       exercise price of
                                         Options and warrants      options and warrants
                                        ---------------------      --------------------
      Unexercised at December 31, 1997        2,404,121                      7.67
                                             ==========

      Granted                                   272,000                     18.60
      Exercised                                (156,016)                     8.30
      Forfeited                                (152,575)                    11.36
                                             ----------

      Unexercised at December 31, 1998        2,367,530                    $ 8.67
                                             ==========

      Granted                                   252,000                      2.39
      Exercised                                      --                        --
      Forfeited                              (1,368,299)                     8.96
                                             ----------

      Unexercised at December 31, 1999        1,251,231                    $ 7.09
                                             ==========

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE F (continued)

      The following table summarizes information concerning outstanding and exercisable options at December 31, 1999.

                                               Options and warrants outstanding               Options and warrants exercisable
                                    ---------------------------------------------------       --------------------------------
                                                          Remaining
         Exercise prices             Outstanding         life (years)           price            Number              price
         ---------------            ------------         ------------          -------         ---------           --------
                1                        50,000              4                 $1                      0             --
                1.5625                    5,000              4                  1.5625             1,666             1.5625
                3                        87,500              4                  3                 27,666             3
                4.72                    207,231              0                  4.72             207,231             4.72
                5.125                   192,000              2                  5.125            171,998             5.125
                5.375                    60,000              1                  5.375             60,000             5.375
                6.5                      73,000              3                  6.5               53,665             6.5
                6.875                    15,000              3                  6.875             15,000             6.875
                7                       106,500              3                  7                 71,000             7
                7.56                     43,500              3                  7.56              29,000             7.56
               15.825                    10,000              3                 15.825              3,333            15.825
               16                        50,000              3                 16                      0             --
               16.3125                   25,000              3                 16.3125             8,333            16.3125
               16.5                      25,000              3                 16.5                8,333            16.5
               18.5                      75,000              3                 18.5               25,000            18.5
               23                        32,000              3                 23                 10,666            23
                                      ---------                                                  -------
                                      1,251,231                                                  756,224
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
                                                            --------

                                                            $360,720
                                                            ========

      Rent expense was approximately $136,443 and $154,875, or the years ended December 31, 1999 and 1998, respectively.

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

      2. The Company has informal arrangements for the manufacture of its products by separate domestic manufacturers as follows: The Wand(R)unit and system kit by Tricor Systems, Inc. ("Tricor"); The Wand(R)disposable handpiece by Nypro Inc.; SplatrFree(TM)prophy angles by Team Technologies, Inc.; and luer lock needles by Becton Dickinson. Termination of the manufacturing relationship with any of the above manufacturers could significantly and adversely affect the Company's ability to produce and sell its products. Though alternate sources of supply exist and new manufacturing relationships could be established, the Company would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, whether or not as a result of termination of such a relationship, would adversely affect the Company.

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