Form 10QSB/A
period 2000-03-31
MILESTONE SCIENTIFIC INC/NJ
filed 2000-12-19
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                          Part 1. Financial Information

ITEM 1. Condensed Consolidated Financial Statements

                   Milestone Scientific Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    March 31       December 31
                                                                      2000             1999
                         ASSETS                                    (unaudited)           *
                                                                  ----------------------------
CURRENT ASSETS
    Cash and cash equivalents                                     $    458,065    $    242,843
    Accounts receivable                                                470,612         297,778
    Inventories                                                      1,467,668       1,717,094
    Prepaid expenses                                                   161,604         192,636
                                                                  ------------    ------------

           Total current assets                                      2,557,949       2,450,351

PROPERTY AND EQUIPMENT, NET                                          1,557,390       1,669,769

PATENTS, NET                                                         1,430,585       1,491,724

OTHER ASSETS                                                            10,318          10,318
                                                                  ------------    ------------

         Total assets                                             $  5,556,242    $  5,622,162
                                                                  ============    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                              $  1,039,444    $    996,120
    Accrued expenses                                                   146,097         246,453
                                                                  ------------    ------------

           Total current liabilities                                 1,185,541       1,242,573
                                                                  ------------    ------------

 3% SENIOR CONVERTIBLE NOTES                                                --       2,250,000
                                                                  ------------    ------------

10% SENIOR CONVERTIBLE NOTES                                         1,000,000              --
                                                                  ------------    ------------

COMMITMENT AND CONTINGENCIES                                                --              --
                                                                  ------------    ------------

     STOCKHOLDERS' EQUITY
       Common stock, par value $.001; authorized,
       25,000,000 shares; 10,752,898 issued as of
       March 31, 2000 and 8,864,898 issued
       as of December 31, 1999                                          10,753           8,865
    Additional paid-in capital                                      33,328,987      30,877,375
    Accumulated deficit                                            (29,057,523)    (27,845,135)
    Treasury stock, at cost, 100,000 shares                           (911,516)       (911,516)
                                                                  ------------    ------------

           Total stockholders' equity                                3,370,701       2,129,589
                                                                  ------------    ------------

           Total liabilities and stockholders' equity             $  5,556,242    $  5,622,162
                                                                  ============    ============

*Derived from audited financial statements at December 31, 1999

The accompanying notes are an integral part of these statements

                   Milestone Scientific Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      For the three months ended March 31,
                                   (unaudited)

                                                       2000             1999
                                                       ----             ----

Revenues                                          $  1,410,793      $   668,170
Cost of sales                                          639,708          499,314
                                                  ------------      -----------

Gross profit                                           771,085          168,856
                                                  ------------      -----------

Selling, general and
   administrative expenses                           1,635,327        1,688,464
Research and development expenses                      101,200           68,846
                                                  ------------      -----------

                                                     1,736,527        1,757,310
                                                  ------------      -----------

               Loss from operations                   (965,442)      (1,588,454)

Settlement costs - Spinello lawsuit                   (228,501)              --

Interest income (expense), net                         (18,445)          19,632
                                                  ------------      -----------

                  NET LOSS                        $ (1,212,388)     $(1,568,822)
                                                  ============      ===========

Loss per share - basic and diluted                $       (.12)     $      (.18)
                                                  ============      ===========

Weighted average shares outstanding                 10,000,063        8,717,882
                                                  ============      ===========

See notes to consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,
                                   (unaudited)

                                                               2000           1999
                                                               ----           ----
Cash flows from operating activities
   Net loss                                                $(1,212,388)   $(1,568,822)
   Adjustments to reconcile net loss to
   net cash used in operating activities
     Amortization                                               61,139         61,139
     Depreciation                                              117,600        118,314
     Non cash portion of Settlement of Spinello lawsuit        203,500             --
   Changes in assets and liabilities
     Other assets                                                   --            606
     Accounts receivable                                      (172,834)      (109,862)
     Inventories                                               249,426       (374,862)
     Prepaid expenses                                           31,032        (50,881)
     Accounts payable                                           43,324        310,936
     Accrued expenses                                         (100,356)       (20,355)
                                                           -----------    -----------

Net cash used in operating activities                         (779,557)    (1,633,787)
                                                           -----------    -----------

Cash flows from investing activities
     Capital expenditures                                       (5,221)       (58,625)
     Sale and (purchase) of treasury bills, net                     --      1,517,940
                                                           -----------    -----------
     Net cash provided by (used in) investing activities        (5,221)     1,459,315
                                                           -----------    -----------

Cash flows from financing activities
     Net proceeds from issuance of senior notes              1,000,000      2,250,000
                                                           -----------    -----------
     Repayment under line of credit                                 --         50,000
     Net cash provided by financing activities               1,000,000      2,300,000
                                                           -----------    -----------

NET INCREASE IN CASH
AND CASH EQUIVALENTS                                           215,222      2,125,528

Cash and cash equivalents at beginning of period               242,842        316,706
                                                           -----------    -----------

Cash and cash equivalents at end of period                 $   458,065    $ 2,442,234
                                                           ===========    ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest              $    27,375    $     3,931
                                                           ===========    ===========

See notes to consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended March 31, 2000
                                   (unaudited)

Supplemental schedule of non-cash financing activities:

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

      These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these financial statements is the same as those described in the December 31, 1999 financial statements.

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

      The results reported for the three-month period ended March 31, 2000 are not necessarily indicative of the results of operations, which may be expected for a full year.

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

      Based on management's belief that The Wand(R), is a major advance in dentistry and may ultimately become the accepted method for delivering local dental anesthesia, the Company continues to take steps aimed at growing and strengthening the end user base thereby gaining greater acceptance of The Wand(R) and translating to increased revenue through higher disposable hand piece usage. On October 1, 1999, the Company began a new sales initiative, permitting dentists in the United States to order the Wand(R) directly through Milestone and to avail themselves of certain quantity discounts when purchasing disposable handpieces and dental needles. During the first quarter of 2000, the Company increased its sales force and customer service staff. Furthermore, it continues to a) develop its market overseas; b) provide assistance to dental and dental hygiene schools which include The Wand(R) in their curriculum; c) visit, obtain feedback and provide further support to current Wand(R) users; d) distribute The Wand(R) technique videos and technical bulletins to its current users; and e) sell additional units to current Wand(R) users.

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

      In addition, on April 5, 2000 Leonard Osser, the Chairman and CEO of the Company, signed an agreement which provides the Company through December 31, 2000 with the following: 1) a $200,000 line of credit with a maturity of February 1, 2001 and a 9% annual interest rate; 2) guarantees that sales in 2000 to two foreign countries through two specified distributors will be paid in 90 days; and 3) the option, should the line of credit be insufficient, to defer payment of his full salary until January 3, 2001. Furthermore, Mr. Osser and one other participant in the February 2000 private placement agreed to amend the Company's promissory note agreement so as to defer all payments including interest until January 3, 2001. These notes comprised $300,000 of the $1,000,000 private placement.

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

NOTE 4 - LITIGATION

      Spinello Lawsuits

      On March 26, 1997, Milestone and Spintech commenced legal action in the United States District Court of New Jersey against Ronald Spinello, DDS, former Chairman and Director of Research of Spintech. In the complaint, plaintiffs sought recovery of compensatory and punitive damages for extortion and tortuous interference with existing and prospective contract and business relationships, a declaratory judgment that Dr. Spinello has no personal rights to certain technology developed while he was employed as Director of Research of Spintech relating to the design and production of ancillary components of its computer controlled local anesthetic delivery system, a declaratory judgment that plaintiffs have not breached Dr. Spinello's employment agreement or the agreement for the initial purchase by Milestone of a 65% equity interest in Spintech and injunctive relief. On May 21, 1997, Dr. Spinello filed an answer and counterclaim, ascertaining violation of his employment agreement and other claims. On May 20, 1997 Glenn R. Spinello filed a Complaint in the Court of Common Pleas, York County Pennsylvania that was subsequently removed to the United States District Court for the Middle District of Pennsylvania, alleging violation of his employment agreement. Milestone and Spintech filed an answer and counterclaims Glen Spinello's complaint.

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

      Under the agreement, Dr. Spinello has assigned to Milestone any rights that he has to technology relating to "The Wand(R)" handpiece or technology developed while he was employed at Spintech and has agreed to cooperate in filing and to assign to Milestone any future patent applications covering that technology. Dr. Spinello and Glenn Spinello each also agreed to convey to Milestone all of his equity interests in Spintech. In return for the assignment of technology, the conveyance of Spintech equity and the resolution of all disputes between the parties, including the discontinuance with prejudice of pending legal actions, Milestone has paid $25,000 to Dr. Spinello and issued to him 80,000 shares and to Glenn Spinello 8,000 shares. Spintech is now a more than 75% owned subsidiary of Milestone.

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

      Derivative Action Lawsuit

      In February 1999, a purported owner of Milestone stock commenced a derivative action on behalf of the Company, in the Court of Chancery of the State of Delaware in Newcastle County, against certain present and former executive officers and directors. In the action, plaintiff alleges that, based on the same facts as the class actions described above, the defendants engaged in violations of the securities laws, committed fraud and securities fraud, wasted corporate assets and damaged the Company's reputation. As a derivative action, even if the plaintiff is successful, any award, after deduction of plaintiff's costs and disbursements, would be payable to the Company. Nevertheless, Milestone believes that the material allegations of the complaint lack merit and intends to provide a legal defense for its present and former officers and directors in accordance with the indemnification provisions of its Certificate of Incorporation. Because the allegations of the Derivative Complaint are so closely tied to the allegations of the Class Complaint, the Derivative Plaintiff's counsel has agreed with the Company that no response to the Derivative Complaint is due until 60 days after the Court in the Class Action decides the motion to dismiss.

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

      In December 1999, the holders of the 3% Convertible Notes agreed, and in February 2000 formalized the agreement to convert all $2,250,000 of such notes into common stock at a modified price of $1.25 per share. Of the 1,800,000 shares that were to be issued, only the 200,000 shares to Mr. Osser are being held in escrow and pending shareholder approval.

      Since the scheduled conversion price was $2.50 per share, the Company recognized a non-cash debt conversion expense of $731,250 in the fourth quarter of 1999.

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

      The loss from operations for the three-month ended March 31, 2000 and March 31, 1999 were $965,442 and $1,588,454, respectively.

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

      Subsequent to year-end, in February 2000, the holders of the 3% Convertible Notes agreed to convert all $2,250,000 of such notes into common stock at a $1.25 per share. Of the 1,800,000 shares that were to be issued, only the 200,000 shares to Mr. Osser are being held in escrow and pending shareholder approval.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      Exhibit 10.21 Purchase Agreement

      Exhibit 10.22 Accord and Satisfaction of 3% Convertible Notes

(b)   Reports on Form 8-K:
      NONE

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned

                                        MILESTONE SCIENTIFIC INC.
                                        -------------------------
                                                Registrant


                                        /s/ Mitchell G. Kuhn
                                        ________________________________________
                                        Mitchell G. Kuhn, President and
                                        Chief Operating Officer


                                        /s/ Thomas M. Stuckey
                                        ________________________________________
                                        Thomas M. Stuckey, Vice President and
                                        Chief Financial Officer

Dated: December 18, 2000