Form 10QSB/A
period 2000-06-30
MILESTONE SCIENTIFIC INC/NJ
filed 2000-12-19
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A2

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 11, 2000 the Registrant had a total of 10,652,898 shares of Common Stock, $.001 par value, outstanding.

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

                          Part 1. Financial Information

ITEM 1. Condensed Consolidated Financial Statements

                   Milestone Scientific Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               June 30        December 31
                                                                 2000             1999
                         ASSETS                               (unaudited)           *
                                                             ----------------------------
CURRENT ASSETS
    Cash and cash equivalents                                $     48,938    $    242,843
    Accounts receivable                                           592,299         297,778
    Inventories                                                 1,385,915       1,717,094
    Prepaid expenses                                               60,649         192,636
                                                             ------------    ------------

           Total current assets                                 2,087,801       2,450,351

PROPERTY AND EQUIPMENT, NET                                     1,443,822       1,669,769

PATENTS, NET                                                    1,369,446       1,491,724

OTHER ASSETS                                                       10,318          10,318
                                                             ------------    ------------

         Total assets                                        $  4,911,387    $  5,622,162
                                                             ============    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                         $  1,458,734    $    996,120
    Accrued expenses                                              212,150         246,453
                                                                             ------------
    10% SENIOR CONVERTIBLE NOTES                                  955,724              --
                                                             ------------    ------------

           Total current liabilities                            2,626,608       1,242,573
                                                             ------------    ------------

3% SENIOR CONVERTIBLE NOTES                                            --       2,250,000
                                                             ------------    ------------

COMMITMENT AND CONTINGENCIES                                           --              --
                                                             ------------    ------------

STOCKHOLDERS' EQUITY
    Common stock, par value $.001; authorized,
     25,000,000 shares; 10,752,898 issued as of
     June 30, 2000 and 8,864,898 issued
     as of December 31, 1999                                       10,753           8,865
    Additional paid-in capital                                 33,306,286      30,877,375
    Accumulated deficit                                       (30,120,744)    (27,845,135)
    Treasury stock, at cost, 100,000 shares                      (911,516)       (911,516)
                                                             ------------    ------------

           Total stockholders' equity                           2,284,779       2,129,589
                                                             ------------    ------------

           Total liabilities and stockholders' equity        $  4,911,387    $  5,622,162
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

See notes to condensed financial statements

                   Milestone Scientific Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   For the six and three months ended June 30,
                                   (unaudited)

                                            Six Months Ended              Three Months Ended
                                                June 30,                       June 30,
                                           2000           1999            2000           1999
                                           ----           ----            ----           ----
Net Sales                             $  2,933,797    $ 1,534,154       1,523,004    $   865,984
Cost of sales                            1,271,556        816,771         631,848        317,457
                                      ------------    -----------    ------------    -----------

Gross profit (loss)                      1,662,241        717,383         891,156        548,527
                                      ------------    -----------    ------------    -----------

Selling, general and
  Administrative expenses                3,459,811      3,704,619       1,824,484      2,016,155
Research and development expenses          198,950        109,456          97,750         40,610
                                      ------------    -----------    ------------    -----------
                                         3,658,761      3,814,075       1,922,234      2,056,765
                                      ------------    -----------    ------------    -----------

             Loss from operations       (1,996,520)    (3,096,692)     (1,031,078)    (1,508,238)

Settlement cost - Spinello lawsuit        (228,500)            --              --             --
Loss from termination of
  Wisdom product line                           --        (76,345)             --        (76,345)
Interest expense                           (54,133)       (29,631)        (33,979)       (21,541)
Interest income                              3,544         56,285           1,836         28,563
                                      ------------    -----------    ------------    -----------

                Net loss              $ (2,275,609)   $(3,146,383)   $ (1,063,221)   $(1,577,561)
                                      ============    ===========    ============    ===========

Loss per share - basic and diluted    $       (.21)   $      (.36)   $       (.10)   $      (.18)
                                      ============    ===========    ============    ===========

Weighted average shares outstanding     10,652,898      8,717,882      10,326,480      8,717,882
                                      ============    ===========    ============    ===========

See notes to condensed consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,
                                   (unaudited)

                                                                 2000           1999
                                                                 ----           ----
Cash flows from operating activities
   Net loss                                                  $(2,275,609)   $(3,146,383)
   Adjustments to reconcile net loss to
   net cash used in operating activities
     Amortization                                                122,278        141,672
     Depreciation                                                234,748        227,276
     Non cash portion of settlement of Spinello lawsuit          203,500             --
   Changes in assets and liabilities
     Other assets                                                     --            281
     Accounts receivable                                        (294,521)       145,930
     Inventories                                                 331,179       (380,390)
     Prepaid expenses                                            131,987       (168,291)
     Accounts payable                                            462,614       (110,857)
     Accrued expenses                                            (34,303)        78,368
                                                             -----------    -----------

Net cash used in operating activities                         (1,118,127)    (3,212,394)
                                                             -----------    -----------

Cash flows from investing activities
       Capital expenditures                                       (8,801)       (70,178)
       Sale of treasury bills, net                                    --      1,592,516
                                                             -----------    -----------
       Net cash (used in) provided by investing activities        (8,801)     1,522,338
                                                             -----------    -----------

Cash flows from financing activities
       Net proceeds from issuance of senior notes                955,724      2,250,000
       Repayment under line of credit                                 --       (100,000)
       Cost associated with registering shares                   (22,701)            --
                                                             -----------    -----------
       Net cash provided by financing activities                 933,023      2,150,000
                                                             -----------    -----------

NET (DECREASE)/INCREASE IN CASH
AND CASH EQUIVALENTS                                            (193,905)       459,944

Cash and cash equivalents at beginning of period                 242,843        316,706
                                                             -----------    -----------

Cash and cash equivalents at end of period                   $    48,938    $   776,650
                                                             ===========    ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                $    50,947    $     6,458
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

      The results reported for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results of operations, which may be expected for a full year.

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

      Since the end of the first quarter of this year Milestone has operated with less than adequate working capital. At June 30, 2000, the Milestone had $48,938 in cash and negative working capital of $538,807. Several steps have been taken to improve liquidity and meet Milestone's working capital needs:

            o In April 2000, Leonard Osser, Chairman and CEO, agreed to provide the following financing to Milestone:
                  o a $200,000 line of credit under which funds can be borrowed until December 31, 2000 with a maturity of February 1, 2001. Borrowed funds bear interest at a 9% annual interest rate;
                  o guarantees that sales in year 2000 to two foreign countries through two specified distributors will be paid in full in 90 days.
                  o the option, should the line of credit be insufficient, to defer payment of his full salary until January 3, 2001.
                  o A deferral of all interest and principal payments, until January 3, 2001, on $250,000 face amount of 10% Senior Secured Promissory Notes which he holds.

            o In July 2000, Milestone borrowed the $200,000 under this line of credit.

            o On June 19, 2000, Mr. Osser remitted $50,584 to the Company, pursuant to his distributor payment guarantee.

            o In April 2000, Stephen A. Zelnick, a director and holder of $50,000 face amount of 10% Senior Secured Promissory Notes agreed to defer all interest and principal payments, until January 3, 2001

            o On July 31, 2000, Milestone reached agreement with K. Tucker Anderson, a major existing investor, under a $1,000,000 line of credit, pursuant to a purchase and line of credit agreement dated July 31, 2000. The $500,000 loan is due on June 30, 2003 and any additional loans under the line of credit are due December 31, 2003. The initial loan and any additional loans bear interest at 8% per annum. The investor received warrants for 70,000 shares exercisable at the fair market value of a share on the date of grant and will receive warrants for an additional 20,000 shares, exercisable at the fair market value of the shares at the time the warrant is issued, for each additional $100,000 borrowed under the line of credit. Milestone, at its option, can force conversion of $300,000 of the initial loan into equity in connection with defined future financing at the same price and on substantially similar payment terms as used in future financing. If we exercise this option then the number of shares to be issued will be determined by dividing $300,000 by the price per share by the investor in the future financing.

            o In August 2000, Milestone reached agreement with another major existing investor, not yet reflected in a signed document, for a $1,000,000 2-year secured loan, bearing interest at 20% per year and payable in cash or through the issuance of additional 20% notes on which both interest and principal are payable at the maturity of the 2-year secured loan. The loan is prepayable in cash at any time and is prepayable, with accrued interest, in Milestone common stock after March 31, 2001. Stock issued in payment of this debt will be valued at 85% of then market prices.

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

      In January 2000, prior to trial, Milestone settled its previously pending lawsuits with Dr. Spinello DDS, and former Chairman and Director of Research of Spintech, and Glenn Spinello in the United States District Court of New Jersey and in the Court of Common Pleas, York County Pennsylvania, respectively. As part of the settlement, Dr. Spinello and Glenn Spinello, each conveyed to Milestone all of their equity interests in Spintech. Additionally, Dr. Spinello assigned to Milestone any rights that he had to technology relating to The Wand(R) handpiece or technology developed while he was employed at Spintech and agreed to cooperate in filing and to assign to Milestone any future patent applications covering that technology. In return for the conveyance of Spintech equity, the assignment of technology, and the resolution of all disputes between the parties, including the discontinuance with prejudice of all legal actions, Milestone paid $25,000 to Dr. Spinello and issued to him 80,000 shares (with a market value of approximately $80,000 at the time agreement was reached) and issued 8,000 shares to Glenn Spinello. Glenn Spinello, Ronald Spinello's son, was the controller and a director of Spintech, prior to April 1997. Spintech is now a more than 75% owned subsidiary of Milestone.

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

      As of February 1, 2000, the Company concluded a $1 million institutional private placement of 10% Senior Secured Promissory Notes due June 30, 2001 and Warrants to purchase 142,857 shares of Milestone Common Stock with Cumberland Associates LLC, Strategic Restructuring Partnership L.P., a former principal of Cumberland Associates, two officers of the Corporation, an affiliate of one of its directors and six other individuals. The Notes are secured by all present and future inventories of Milestone and are prepayable out of a portion of the proceeds generated by sales of "Wand(R)" units. The Warrants are exercisable at prices increasing from $1.75 per share in the first year of $7.00 per share in the fifth year, subject to anti-dilution protection in the event of stock dividends and certain capital changes. Purchasers of the Warrants were granted rights to participate in certain future security offerings by Milestone. Furthermore, on April 5, 2000, Leonard Osser, the Chairman and CEO of Milestone, and Stephen A. Zelnick, a director as participants in the private placement agreed to amend the Company's promissory note agreement so as to defer all payments including interest until January 3, 2001. These notes comprised $300,000 of the $1,000,000 private placement.

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

      Internationally, the Company established additional distribution agreements, which provided for the sale of The Wand(R) in Canada and Brazil. Also, the Company received approval to sell The Wand(R) and its disposable handpieces in Japan.

      Furthermore, the Company received approval for use of The Wand(R) in medicine by the FDA, $1,000,000 was raised through a private placement, a $200,000 line of credit was established and the Spinello lawsuit was settled.

      Subsequently, the Company received a $500,000 advance from an investor as part of a $1,000,000 line of credit. Also, the Company completed an agreement for the distribution of The Wand(R) through Central and South America exclusive of Brazil and Mexico.

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

      Selling, general and administrative expenses for the three months ended June 30, 2000 and 1999 were $1,824,484 and $2,016,155, respectively. The
      $191,671 decrease is mainly attributable to $127,000 decrease in legal expenses, $17,000 in second quarter 1999 expenses related to the discontinued Wisdom product line and a $25,000 decrease in consulting expenses.

      Research and development cost for the three months ended June 30, 2000 and June 30, 1999 were $97,750 and $40,610, respectively. The $57,140 increase is primarily attributable to costs associated with The Wand(R).

      The loss from operations for the three-month ended June 30, 2000 and June 30, 1999 were $1,031,078 and $1,508,238, respectively.

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

      The net loss for the three months ended June 30, 2000 was $1,063,221 as compared to a net loss of $1,577,561 for the quarter ended June 30, 1999. The $514,340 reduction in net loss is attributable to higher sales volume for The Wand(R) and its disposable handpiece and a reduction in selling general and administrative expenses. This was partially offset by as increase interest expenses and a decrease in interest income.

      Six months ended June 30, 2000 compared to six months ended June 30, 1999

Statement of Operations

      Net sales for the six months ended June 30, 2000 and June 30, 1999 were $2,933,797 and $1,534,154, respectively. The $1,399,643 increase reflects an approximate 264% increase in domestic sales of The Wand(R) and an 83% increase in domestic sales of its disposable handpiece. It also includes an 89% aggregate increase in Wand(R) unit sales to foreign distributors. The increase in foreign sales includes the shipment of 500 Wand(R) units and approximately 100,000 disposable handpieces to the Company's authorized dealer in Japan and 1100 Wand(R) units for distribution in Brazil. These increases were partially offset by the $174,086 net sales generated from the discontinued Wisdom toothbrush line during the six months of 1999.

      Cost of sales for the six months ended June 30, 2000 and June 30, 1999 were $1,271,556 and $816,771, respectively. The $454,785 increase is mainly attributable to an increase in Wand(R) unit and disposable handpiece sales partially offset by the recovery of approximately $170,000 in previously written down inventory and the $152,230 in cost of sales during the first half of 1999 that related to the discontinued Wisdom product line.

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

      The Company incurred interest expenses of $54,133 for the six months ended June 30, 2000 as compared to $29,631 of interest income for the same period for calendar 1999. The $24,502 difference is attributable to higher average borrowings in 2000 including the $1,000,000 private placement. Interest income generated from treasury bills during the first six months of 1999 is the reason for the $52,741 decrease in interest income for the six months ended June 30, 2000.

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

      Since the end of the first quarter of this year Milestone has operated with less than adequate working capital. At June 30, 2000, the Milestone had $48,938 in cash and negative working capital of $538,807. Several steps have been taken to improve liquidity and meet Milestone's working capital needs:

            o In April 2000, Leonard Osser, Chairman and CEO, agreed to provide the following financing to Milestone:
                  o a $200,000 line of credit under which funds can be borrowed until December 31, 2000 with a maturity of February 1, 2001. Borrowed funds bear interest at a 9% annual interest rate;
                  o guarantees that sales in year 2000 to two foreign countries through two specified distributors will be paid in full within 90 days.
                  o the option, should the line of credit be insufficient, to defer payment of his full salary until January 3, 2001.
                  o A deferral of all interest and principal payments, until January 3, 2001, on $250,000 face amount of 10% Senior Secured Promissory Notes which he holds.

            o In July 2000, Milestone borrowed the $200,000 under this line of credit.

            o On June 19, 2000, Mr. Osser remitted $50,584 to the Company, pursuant to his distributor payment guarantee.

            o In April 2000, Stephen A. Zelnick, a director and holder of $50,000 face amount of 10% Senior Secured Promissory Notes agreed to defer all interest and principal payments, until January 3, 2001

            o On July 31, 2000, Milestone reached agreement with K. Tucker Anderson, a major existing investor under a $1,000,000 line of credit, pursuant to a purchase and line of credit agreement dated at July 31, 2000. The $500,000 loan is due on June 30, 2003 and any additional loans under the line of credit are due December 31, 2003. The initial loan and any additional loans bear interest at 8% per annum. The investor received warrants for 70,000 shares exercisable at the fair market value of a share on the date of grant and will receive warrants for an additional 20,000 shares, exercisable at the fair market value of the shares at the time the warrant is issued, for each additional $100,000 borrowed under the line of credit. Milestone, at its option, can force conversion of $300,000 of the initial loan into equity in connection with defined future financings.

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

      In addition to the financings described above, Milestone continues to explore additional equity and debt financings and is currently holding discussions with several additional potential investors. However, there can be no assurances that any of the financings now under discussion or the unconsummated portion of the financings specifically described above will be consummated. Unless one or more of these or other financings is consummated or Milestone is able to generate sufficient positive cash flow from operations, it may be unable to pay its obligations as they mature. Failure to do so could force Milestone to scale back or discontinue operations.

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

      DENTAL OPERATIONS

      Domestic

      The Company continues to take steps aimed at growing and strengthening the end user base thereby gaining greater acceptance of The Wand(R) and translating to increased revenue through higher disposable handpiece usage. On October 1, 1999, the Company began a new sales initiative, permitting dentists in the United States to order the Wand(R) directly through Milestone and to avail themselves of certain quantity discounts when purchasing disposable handpieces and dental needles through a monthly program. During the first half of 2000, the Company increased its sales and customer service staff, and increased its presence at trade shows. Subsequent to June 30, 2000, it began an aggressive campaign to increase the number of national seminars it presents and to offer mini seminars in the offices of proficient user. Furthermore, the Company has developed several programs that allow the dental practitioners a variety of purchase and payment plans. It also continues to a) provide assistance to dental and dental hygiene schools which include The Wand(R) in their curriculum;
      b) visit, obtain feedback and provide further support to current Wand(R) users; c) distribute The Wand(R) technique videos and technical bulletins to its current users; and d) sell additional units to current Wand(R) users.

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

(a) Exhibits:                           (b) Reports on Form 8-K:
    NONE                                            NONE

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned

                                        MILESTONE SCIENTIFIC INC.
                                        -------------------------
                                                Registrant


                                        /s/Mitchell G. Kuhn
                                        ----------------------------------------
                                        Mitchell G. Kuhn, President and
                                        Chief Operating Officer


                                        /s/Thomas M. Stuckey
                                        ----------------------------------------
                                        Thomas M. Stuckey, Vice President and
                                        Chief Financial Officer

Dated: December 18, 2000