Form 10QSB/A
period 2000-09-30
MILESTONE SCIENTIFIC INC/NJ
filed 2000-12-19
CIK 855683

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

                          Part 1. Financial Information

ITEM 1.  Condensed Consolidated Financial Statements

                   Milestone Scientific Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              September 30     December 31
                                                                   2000            1999
                         ASSETS                                (unaudited)           *
                                                              ----------------------------
CURRENT ASSETS
   Cash and cash equivalents                                  $    561,104    $    242,843
   Accounts receivable                                             720,505         297,778
   Inventories                                                   1,133,118       1,717,094
   Prepaid expenses                                                233,065         192,636
                                                              ------------    ------------
        Total current assets                                     2,647,792       2,450,351

PROPERTY AND EQUIPMENT, NET                                      1,347,892       1,669,769

PATENTS, NET                                                     1,308,301       1,491,724

OTHER ASSETS                                                        10,318          10,318
                                                              ------------    ------------

            Total assets                                      $  5,314,303    $  5,622,162
                                                              ============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                           $  1,023,698    $    996,120
   Accrued expenses                                                328,169         226,390
   Accrued Interest                                                 66,905          20,063
   Notes Payable-Short Term                                        200,000              --
     10% senior convertible notes                                  840,055              --
                                                              ------------    ------------
        Total current liabilities                                2,458,827       1,242,573
                                                              ------------    ------------

NOTES PAYABLE-LONG TERM                                          1,324,094       2,250,000
                                                              ------------    ------------

COMMITMENT AND CONTINGENCIES                                            --              --
                                                              ------------    ------------

STOCKHOLDERS' EQUITY
   Common stock, par value $.001; authorized, 25,000,000
     shares; 10,752,898 issued as of September 30, 2000
     and 8,864,898 issued as of December 31, 1999                   10,753           8,865
   Additional paid-in capital                                   33,578,366      30,877,375
   Accumulated deficit                                         (31,146,221)    (27,845,135)
     Treasury stock, at cost, 100,000 shares                      (911,516)       (911,516)
                                                              ------------    ------------
                Total stockholders' equity                       1,531,382       2,129,589
                                                              ------------    ------------
                 Total liabilities and stockholders' equity   $  5,314,303    $  5,622,162
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

See notes to condensed financial statements

                   Milestone Scientific Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                For the nine and three months ended September 30,
                                   (unaudited)

                                            Nine Months Ended              Three Months Ended
                                              September 30,                   September 30,
                                           2000            1999              2000      1999
                                           ----            ----              ----      ----
Net Sales                             $  4,465,876    $  2,045,210    $  1,532,079    $    511,056
Cost of sales                            2,163,252       1,044,489         891,696         227,718
                                      ------------    ------------    ------------    ------------
Gross profit                             2,302,624       1,000,721         640,383         283,338
                                      ------------    ------------    ------------    ------------

Selling, general and
    Administrative expenses              5,012,701       5,217,767       1,552,890       1,513,148
Research and development expenses          251,014         398,180          52,064         288,724
                                      ------------    ------------    ------------    ------------
                                         5,263,715       5,615,947       1,604,954       1,801,872
                                      ------------    ------------    ------------    ------------
             Loss from operations       (2,961,091)     (4,615,226)       (964,571)     (1,518,534)

Settlement cost - Spinello lawsuit        (228,500)             --              --              --
Loss from termination of
   Wisdom product line                          --         (76,345)             --              --
Interest expense                          (116,563)        (47,411)        (62,430)        (17,691)
Interest income                              5,068          70,178           1,524          13,804
                                      ------------    ------------    ------------    ------------
                Net loss              $ (3,301,086)   $ (4,668,804)   $ (1,025,477)   $ (1,522,421)
                                      ============    ============    ============    ============
Loss per share - basic and diluted    $       (.32)   $       (.54)   $       (.10)   $       (.18)
                                      ============    ============    ============    ============
Weighted average shares outstanding     10,435,286       8,718,054      10,652,898       8,718,393
                                      ============    ============    ============    ============

See notes to condensed consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,
                                   (unaudited)

                                                                2000           1999
                                                                ----           ----
Cash flows from operating activities                        $(3,301,086)   $(4,668,804)
   Net loss
   Adjustments to reconcile net loss to
   net cash used in operating activities
   Amortization                                                 194,417        202,811
   Depreciation                                                 353,707        352,389
   Non cash compensation for services rendered                   95,000             --
   Non cash portion of settlement of Spinello lawsuit           203,500             --
   Changes in assets and liabilities
     Accounts receivable                                       (422,727)       279,409
     Inventories                                                583,976       (601,865)
     Prepaid expenses                                           (40,429)       (64,912)
     Other assets                                                    --            280
     Accounts payable                                            27,578        165,464
     Accrued expenses                                           101,779         98,928
     Accrued interest                                            46,842             --
                                                            -----------    -----------
Net cash used in operating activities                        (2,157,443)    (4,236,300)
                                                            -----------    -----------
Cash flows from investing activities
      Capital expenditures                                      (31,830)       (70,181)
      Sale of treasury bills, net                                    --      2,758,174
                                                            -----------    -----------
      Net cash (used in) provided by investing activities       (31,830)     2,687,993
                                                            -----------    -----------
Cash flows from financing activities
       Net proceeds from issuance of notes                    1,840,055      2,250,000
       Proceeds from (repayments under) lines of credit         700,000       (150,000)
       Cost associated with registering shares                  (32,521)        (2,000)
                                                            -----------    -----------
       Net cash provided by financing activities              2,507,534      2,098,000
                                                            -----------    -----------
NET INCREASE IN CASH
AND CASH EQUIVALENTS                                            318,261        549,693

Cash and cash equivalents at beginning of period                242,843        316,706
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $   561,104    $   866,399
                                                            ===========    ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest               $    58,727    $       316
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

                   Milestone Scientific Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 2000
                                   (unaudited)

Supplemental schedule of noncash financing activities:

On July 31, 2000, warrants to purchase 70,000 shares @ $3.00 per share were issued in connection with the draw dawn of $500,000 of a $1,000,000 line of credit. This resulted in an $186,900 debt discount and an equal increase in additional paid in capital.

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

      The results reported for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results of operations, which may be expected for a full year.

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

      Based on management's belief that The Wand(R), is a major advance in dentistry and may ultimately become the accepted method for delivering local dental anesthesia, the Company continues to take steps aimed at growing and strengthening the end user base thereby gaining greater acceptance of The Wand(R) and translating to increased revenue through higher disposable handpiece usage. In September 2000, the Company unveiled two domestic sales initiatives. It introduced the Wand(R) Plus drive unit with several enhancements including cruise control feature. Secondly, dental practitioners can now avail themselves to a 90-day trial program, which requires a commitment to purchase specified quantities of disposable handpieces and needles during the trial period without any payment on deposit for the unit. The Company continues to sell the Wand(R) model and offers quantity discounts on disposable handpieces and dental needles under monthly buying programs. During the nine months ended September 30, 2000, the Company increased its sales force and customer service staffs to handle its new sales programs. Further, it continues to

            o provide assistance to dental and dental hygiene schools which include The Wand(R) in their curriculum;
            o visit, obtain feedback and provide further support to current Wand(R) users;
            o distribute The Wand(R) technique videos and technical bulletins to its current users;
            o     sell additional units to current Wand(R) users and
            o     develop overseas markets.

    At September 30, 2000, Milestone had $561,104 in cash, working capital of $188,965 and access to an additional $500,000 under a line of credit. Several steps have been taken to improve liquidity and meet Milestone's working capital needs:

            o In April 2000, Leonard Osser, Chairman and CEO, agreed to provide the following financing to Milestone:
                  o a $200,000 line of credit under which funds can be borrowed until December 31, 2000 with a maturity of February 1, 2001. Borrowed funds bear interest at a 9% annual interest rate;
                  o guarantees that sales in on year 2000 to two foreign countries through two specified distributors will be paid in full within 90 days.
                  o the option, should the line of credit be insufficient, to defer payment of his full salary until January 3, 2001; and
                  o a deferral of all interest and principal payments, until January 3, 2001, on $250,000 face amount of 10% Senior Secured Promissory Notes which he holds.

            o On June 19, 2000, Mr. Osser remitted $50,584 to the Company, pursuant to his distributor payment guarantee.

            o In July 2000, Milestone borrowed the $200,000 under this line of credit and in August 2000, Mr. Osser deferred the remaining $76,109 of his 2000 salary.

            o In April 2000, Stephen A. Zelnick, a director and holder of $50,000 in 10% Senior Secured Promissory Notes agreed to defer all interest and principal payments, until January 3, 2001

            o On July 31, 2000, Milestone borrowed $500,000 from K. Tucker Anderson, a major existing investor, under a $1,000,000 line of credit, pursuant to a purchase and line of credit agreement dated as of July 31, 2000.

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

            o In August 2000, Milestone borrowed $1,000,000 from two funds managed by Cumberland Associates LLC pursuant to a 2-year secured loan, which bearing interest at 20% per year and payable in cash or through the issuance of additional 20% notes on which both interest and principal are payable at the maturity of the 2-year secured loan. The loan is prepayable in cash at any time and is prepayable, with accrued interest, in Milestone common stock after March 31, 2001. Stock issued in payment of this debt will be valued at 85% of then market prices .

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

      In January 2000, prior to trial, Milestone settled its previously pending lawsuits with Dr. Spinello DDS, and former Chairman and Director of Research of Spintech, and Glenn Spinello in the United States District Court of New Jersey and in the Court of Common Pleas, York County Pennsylvania, respectively. As part of the settlement, Dr. Spinello and Glenn Spinello, each conveyed to Milestone all of their equity interests in Spintech. Additionally, Dr. Spinello assigned to Milestone any rights that he had to technology relating to "The Wand(R)" handpiece or technology developed while he was employed at Spintech and agreed to cooperate in filing and to assign to Milestone any future patent applications covering that technology. In return for the conveyance of Spintech equity, the assignment of technology, and the resolution of all disputes between the parties, including the discontinuance with prejudice of all legal actions, Milestone paid $25,000 to Dr. Spinello and issued to him 80,000 shares and issued 8,000 shares to Glenn Spinello. Glenn Spinello, Ronald Spinello's son, was the controller and a director of Spintech, prior to April 1997. Spintech is now a more than 75% owned subsidiary of Milestone.

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

      In July 2000, as detailed in Note 2, the company borrowed the $200,000 under the line of credit provided by Leonard Osser, the Chairman and CEO of Milestone on April 5, 2000.

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

      Internationally, the Company established additional distribution agreements that provided for the sale of The Wand(R) in Canada and throughout Central and South America. Also, the Company received approval to sell The Wand(R) and its disposable handpieces in Japan.

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

      Research and development costs for the three months ended September 30, 2000 and September 30, 1999 were $52,064 and $288,724, respectively. The $236,660 difference is the result of higher costs incurred during the third quarter of 1999, which were associated with the development of product improvements.

      The loss from operations for the three months ended September 30, 2000 and September 30, 1999 were $964,571 and $1,518,534, respectively.

      The Company incurred interest expenses of $62,430 for the three months ended September 30, 2000 as compared to $17,691 of interest for the same period for calendar 1999. The $44,741 difference is attributable to higher average borrowings and $10,994 in amortization of the debt discount associated with the detachable warrants from the $1,000,000 credit line established in August 2000. Interest income generated from treasury bills during the third quarter of 1999 accounted for the $12,280 decline in interest income for the three months ended September 30, 2000.

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

      The Company incurred interest expenses of $116,563 for the nine months ended September 30, 2000 as compared to $47,411 of interest expense for the same period for calendar 1999. The $69,152 difference is attributable to a higher average interest rate on lower average borrowings in 2000 and $10,994 in amortization of the debt discount associated with the detachable warrants from the $1,000,000 credit line established in August 2000. Interest income generated from treasury bills during the first nine months of 1999 as compared to minimal investments during the same period in 2000, accounted for the $65,110 decrease in interest income for the nine months ended September 30, 2000.

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

            o In April 2000, Stephen A. Zelnick, a director and holder of $50,000 in 10% Senior Secured Promissory Notes agreed to defer all interest and principal payments, until January 3, 2001

            o On July 31, 2000, Milestone borrowed $500,000 from K. Tucker Anderson, a major existing investor, under a $1,000,000 line of credit, pursuant to a purchase and line of credit agreement dated as of July 31, 2000. The $500,000 loan is due on June 30, 2003 and any additional loans under the line of credit are due December 31, 2003. The initial loan and any additional loans bear interest at 8% per annum. The investor received warrants for 70,000 shares exercisable at the fair market value on the date of grant of $3.00 per share and will receive warrants for an additional 20,000 shares, exercisable at the fair market value of the shares at the time the warrant is issued, for each additional $100,000 borrowed under the line of credit. Milestone, at its option, can force conversion of $300,000 of the initial loan into equity in connection with defined future financings financing at the same price and on substantially similar payment terms as used in future financing. If we exercise this option then the number of shares to be issued will be determined by dividing $300,000 by the price per share by the investor in the future financing.

            o In August 2000, Milestone borrowed $1,000,000 from two funds managed by Cumberland Associates LLC pursuant to a 2-year secured loan, which bearings interest at 20% per year and payable in cash or through the issuance of additional 20% notes on which both interest and principal are payable at the maturity of the 2-year secured loan. The loan is prepayable in cash at any time and is prepayable, with accrued interest, in Milestone common stock after March 31, 2001. Stock issued in payment of this debt will be valued at 85% of then market prices.

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

      DENTAL OPERATIONS

      Domestic

      The Company continues to take steps aimed at growing and strengthening the end user base thereby gaining greater acceptance of The Wand(R) and translating into increased revenue through higher disposable handpiece usage. In September 2000, the Company unveiled two domestic sales initiatives. It introduced the Wand(R) Plus drive unit with several enhancements including a cruise control feature. Secondly, dental practitioners can now avail themselves to a 90-day trial program, which requires a commitment to purchase specified quantities of disposable handpieces and needles without any outlay for the unit during the demonstration period. The Company continues to sell the Wand(R) model and offers quantity discounts via a monthly program when purchasing disposable handpieces and dental needles. During 2000, the Company increased its sales and customer service staffs, and increased its presence at trade shows. In addition, the Company has embarked on a campaign to increase the number of national seminars it presents and to offer mini seminars in the offices of proficient users. It also continues to a) provide assistance to dental and dental hygiene schools which include The Wand(R) in their curriculum; b) visit, obtain feedback and provide further support to current Wand(R) users; c) distribute The Wand(R) technique videos and technical bulletins to its current users; and d) sell additional units to current Wand(R) users.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Election of Board of Directors

      The Company held its 2000 Annual Meeting of Stockholders on July 13, 2000. At the meeting, stockholders reelected all board members that were presented,

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:                           (b)    Reports on Form 8-K:
        NONE                                              NONE

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned

                                        MILESTONE SCIENTIFIC INC.
                                        ----------------------------------------
                                                   Registrant


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