Form 10KSB40
period 2000-12-31
MILESTONE SCIENTIFIC INC/NJ
filed 2001-04-24
CIK 855683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

                   For the Fiscal Year ended December 31, 2000

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

    220 South Orange Avenue, Livingston Corporate Park, Livingston, NJ 07039
               (Address of Principal Executive Office) (Zip Code)

                  Registrant's telephone number (973) 535-2717

Securities registered under Section 12(b) of the Exchange Act:

       Title of Each Class                            Name of Each Exchange
       -------------------                             on Which Registered
                                                     ---------------------
   Common Stock, par value $.001 per share           American Stock Exchange
                                                     Pacific Stock Exchange

Securities Registered under Section 12(g) of the Exchange Act:

                                      None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      For the year ended December 31, 2000, the revenues of the registrant were $5,674,351.

      The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing price on the American Stock Exchange March 30, 2001 of $ 0.85 was approximately $9,581,920.

      As of March 30, 2001, the registrant has a total of 11,272,847 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                           MILESTONE SCIENTIFIC, INC.

                            Form 10-KSB Annual Report
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
   Item 1.  Description of Business .......................................    4
   Item 2.  Description of Properties .....................................   15
   Item 3.  Legal Proceedings .............................................   15
   Item 4.  Submission of Matters to a Vote of Security Holders ...........   15

PART II
   Item 5.  Market for Common Equity and Related Stockholder Matters ......   16
   Item 6.  Management's Discussion and Analysis or Plan of Operations ....   19
   Item 7.  Financial Statements ..........................................   25
   Item 8.  Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure ........................   25

PART III
   Item 9.  Directors and Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act ........................................   26
   Item 10. Executive Compensation ........................................   29
   Item 11. Security Ownership of Certain Beneficial Owners and Management    31
   Item 12. Certain Relationships and Related Transactions ................   33
   Item 13. Exhibits, List and Reports on Form 8-K ........................   33

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

                                     PART I

Item 1. Description of Business

      All references in this report to the Company refer to Milestone Scientific Inc. (formerly U.S. Opportunity Search, Inc.), its wholly owned subsidiaries, Princeton PMC, Inc. ("Princeton PMC") and Sagacity I, Inc., doing business in the United States as Milestone Scientific, and its 87.0% owned subsidiary, Spintech, Inc. ("Spintech"), unless the context otherwise indicates. Unless stated to the contrary, all references in this Annual Report on From 10-KSB to "we," "us," "our" or "the Company" refer to Milestone Scientific Inc. and its subsidiaries.

General

      The Company develops, manufactures, markets and sells equipment and related disposable or consumable items and other products for use primarily by the dental practitioner. Company products focus on practitioner efficiency, patient comfort, and infection control. The Company's principal product is the The Wand(R), (a computer controlled "painless" injection system enabling the practitioner to more quickly and effectively anesthetize patients in certain dental applications), which the Company introduced at the Fall 1997 American Dental Association Trade Show. The Company began selling equipment units of The Wand(R) and an initial supply of disposables in January 1998. The Wand(R) originally was sold in the U.S. and Canada through major distributors of dental products. A toll free number was established in January 1999, allowing dentists to buy the product directly from the Company.

      In October 1999, the Company launched its new disposable handpiece, The Wand(R) Plus. The product reduced aspiration time from 14 to 5 seconds. In conjunction with the launch of The Wand(R) Plus handpiece, the Company severed the U.S. dealer distribution channel and began selling its product directly to dentists throughout the U.S. The dealer distribution channel in Canada was not affected until March 2000, when the Company signed a distribution agreement with order minimums with Synca, a Canadian corporation.

      In January 1999, the Company received authorization to apply the CE mark to The Wand(R). This is a requirement for all dental and medical devices distributed throughout the European Union. In September 1999, the authorization was extended to include medical use of The Wand(R). Furthermore, in February 1999, the Company entered an agreement for the international distribution of The Wand(R). In January 2000, the Company terminated its international distribution agreement and entered a new international distribution agreements, giving its products entry into Japan, Great Britain, Germany, Israel, South Africa, Scandinavia, while retaining its presence in China and Taiwan. In June, Milestone entered distribution agreements for South and Central America, including Mexico.

      In January 2001, Milestone entered into a three-year private equity line of credit agreement with Hillgreen Investments Limited ("Hillgreen"), a British Virgin Islands corporation, pursuant to which Hillgreen is obligated to purchase, subject to the fulfillment of specified conditions, up to 2.1 million shares of Milestone common stock, par value $.001 per share, (the "Common Stock") over the next 36 months. Hillgreen has allocated up to $20 million to fund its purchase obligations. The transaction was arranged by Jesup & Lamont Securities Corporation, a New York-based investment banking firm. Milestone's right to draw upon this facility is subject to a number of limitations and conditions, including a limitation on the amounts sold to Hillgreen within specified periods and the effectiveness of a resale registration statement covering the securities to be purchased. Subject to these and other conditions and limitations, Milestone will have full control over the timing of any financing under the equity line and is under no obligation to sell any shares to Hillgreen. Any shares that are sold will be priced at 87.5% of the volume weighted average market price of Milestone Common Stock during a fixed period prior to the sale. Milestone has discretion to establish a floor price below which shares will not be sold to Hillgreen. The availability of this equity line allows the Company to finance operations and move forward in developing its medical product line.

      The Company also markets and sells (i)SplatrFree(TM) disposable prophy angles and (ii) Luer Lock needles. Both currently are sold domestically, directly to our dental customers.

      The Company was organized in August 1989 under the laws of Delaware. On November 3, 1995, the Company acquired 65% of the outstanding shares of common stock of Spintech for an aggregate purchase price of $2,700,000. During 1999 and 2000, the Company increased its interest in Spintech to 87.0%, by exercising the third and fourth of a series of five annual options to acquire an additional 3% of Spintech's shares for a nominal amount granted in the original acquisition transaction and by receiving shares from two former employees as part of a settlement agreement. Spintech developed and owns the technology underlying various products for healthcare providers, including The Wand(R), and has registered various patents and trademarks related to these products.

      In March 2001, Milestone was granted a broad new United States patent and three related United States patents covering its CompuFlo(TM) technology, a new technology for computer-controlled infusion of a wide array of liquid drugs and other fluids, aspiration of bodily fluids and measurements of in-tissue pressure. The CompuFlo(TM) technology is designed to reduce patient pain and tissue tearing during injection procedures. Use of CompuFlo(TM) technology will provide doctors with real time feed-back of flow rate, volume injected and tissue pressure.

      The Company maintains its executive offices at 220 South Orange Avenue, Livingston Corporate Park, Livingston, New Jersey 07039, and its telephone number is (973) 535-2717.

Products

      The Wand(R) Computer Controlled Anesthetic Injection System is a computer controlled local anesthetic delivery system developed by the Company. The Company believes that The Wand(R) overcomes the typical problems associated with conventional anesthetic injections. The slim, pencil-like shape of The Wand(R) is more functional to the user and less ominous in appearance to the patient. The pencil grip provides a greater level of stability for the user by preventing antagonistic movements between the patient and the practitioner during needle placement, a positioning control not possible with syringes currently in use. A computer driven infusion machine operated by the standard air controlled foot pedal provides the precision flow necessary for virtually painless local anesthesia. The Wand(R) provides a highly controlled rate of emission of anesthetic solution in advance of the needle point. The controlled rate of anesthetic emission causes an anesthetic pathway, which anesthetizes the tissue immediately ahead of the needle's penetration. The controlled rate substantially eliminates the so-called "bee sting" effect, which is pain associated with the sudden build-up of pressure by the too rapid flow rate of expelled fluids. Because The Wand(R) uses a disposable handpiece and needle, the Company believes that it will offer protection against patient cross-contamination.

      In many procedures, The Wand(R) more quickly anesthetizes by eliminating the need for preliminary pain blocking injections and reducing the waiting time required to see if the injection has taken effect before further anesthetic injections. Also, with the October 1999 introduction of The Wand(R) Plus disposable handpiece, aspiration time was reduced from 14 to 5 seconds. The Company believes that The Wand(R) enables a dentist to provide virtually painless injections, increases productivity, is more sanitary than traditional methods of injections and that it provides important competitive advantages for dentists trying to build and maintain their practices. While designed for use in dentistry, The Wand(R) also may have uses in proctology, podiatry, urology and possibly dermatology and plastic surgery. Although the Company has focused its marketing of The Wand(R) on the dental market, it was granted approval in September 1999 to sell The Wand(R) in Europe for medical use.

      While many dentists often give comfortable injections, it is extremely difficult for them to do so consistently using conventional techniques. Dentists do not have a strong purchase point against which they may guide their hand when inserting a needle or while administrating the injection. The resulting uncontrolled movement of the needle frequently can be painful to the patient. Although the dentist is taught to inject slowly, present devices do not allow automatic control of the rate of flow. Thus, the needle often enters tissue that has not yet been anesthetized. The Wand(R) can precisely control the flow rate and modulate fluid pressure by the use of a microprocessor and electronically controlled motor.

      The Company began shipping system kits consisting of The Wand(R) drive unit, an initial supply of disposable handpieces and needles, an instructional videotape and other educational material in January 1998. Prior thereto, a pre-production prototype of The Wand(R) had been clinically tested in over 1,000 patients. Of those tested, 96% reported a "virtually painless" or significantly less painful procedure than the traditional syringe injection. At that time, three additional clinical studies were conducted on various aspects of The Wand(R) performance and were published in major dental publications. Over the last two years, three favorable evaluations were reported by independent testing organizations. Additionally, ten domestic and nine international clinical studies were completed in year 2000 and either published or submitted for publication in major dental journals. To date, over 40 articles have been published about The Wand(R).

      SplatrFree(TM) Prophy Angles. Prophy angles are dental accessories incorporating a cup-like rubber tip moving at high rotational speeds, which are used by dentists and dental hygienists in teeth cleaning and other prophylaxis procedures. Prophy angle tips frequently cause splattering of saliva, particulate matter and possibly pathogens onto the dentist, hygienist, dental instruments and surrounding surfaces. The SplatrFree(TM) prophy angle has a unique tip design that substantially eliminates splattering. The SplatrFree(TM) prophy angle is available in disposable models. The Company believes that its prophy angle can improve dental office infection control and hygiene by reducing the spread of infection from patient to patient and from patient to dentist or dental auxiliaries (including dental assistants).

      Since the Company began marketing The Wand(R), it has included Becton Dickinson Luer Lock needles in its system kits. In October 1999, the Company began selling the needles directly to its dental customers.

Manufacturing and Sources of Supply

      The Wand(R) equipment units are manufactured for the Company by Tricor Systems, Inc. ("Tricor") pursuant to specific purchase orders. In order to fund certain expenses of Tricor, the Company has advanced funds to Tricor. These advances are reduced as Tricor makes shipments to the Company. Net advances to Tricor as of December 31, 2000 and 1999 were $1,004,530 and 1,707,789, respectively.

      The disposable handpiece for The Wand(R) is manufactured for the Company by Nypro Inc. ("Nypro") pursuant to scheduled production requirements. Nypro utilizes molds, semi-automated assembly equipment and packaging equipment purchased by the Company. In 1998, a $1,712,982 writedown of new, yet unused, semi-automation equipment and molds was made by the Company. The semi-automation equipment and molds were purchased for approximately $2,200,000 in anticipation of the ramp up of disposable handpiece sales.

      In 2000, the Company further evaluated the recoverability of its assets, and as a result of continued losses from operations, it wrote off $956,546, the remaining book value of its tooling equipment. The Company also wrote off $1,247,175 in unamortized patents.

      All SplatrFree(TM) prophy angles have been produced for the Company by Team Technologies, Inc. ("TTI") pursuant to an agreement entered into in July 1995. Prototype prophy angles were produced in a single cavity mold purchased by the Company for $7,000. Commercial quantities of prophy angles are produced utilizing a 16-cavity production mold capable of producing more than 30,000 prophy angles per day. The 16-cavity production mold was purchased by the Company at a cost of $72,000. Commercial delivery of prophy angles began in the first quarter of 1997 after small modifications to TTI production molds.

      In October 1999, the Company reached an agreement through an authorized intermediary to sell Becton Dickinson ("BD") Luer Lock needles directly to Milestone dental customers. Since December 1999, BD's dental partner, Crosstex International, has handled needle purchases by the Company.

Marketing

      The Wand(R) originally was marketed to dental practitioners through a group of dental distributors in the U.S. and Canada. In October 1999, in conjunction with the launch of The Wand(R) Plus handpiece, the Company severed the U.S. distribution channel and began selling and marketing its product directly to dentists throughout the U.S. The dealer distribution channel in Canada was not affected until March 2000, when the Company signed a distribution agreement with order minimums with Synca, a Canadian corporation. In addition, the Company has established regional sales territories in the U.S. and Canada. As of December 31, 2000, these territories were staffed by twelve full time sales people. Sales representatives train, motivate, and direct sales activity. They also conduct study clubs for dentists, contact and call on dental hygiene schools, attend local, state and national dental conventions, and call on dentists for training and education purposes. Sales literature and training materials are produced to support the selling and educational activities of the Company and its representatives. Currently, the Company has ten full time sales people and two independent sales representatives.

      Marketing of The Wand(R) outside the U.S. is accomplished through specified dental product distributors. The Company markets its other products directly to its dental customers.

Dental and Hygiene School Program

      The Company has a commitment to the dental profession to support the education and training of future dentists and dental professionals. Accordingly, the Company offers special educational assistance programs to qualified dental and hygiene schools throughout the United States and Canada. These programs include providing demo units, a year's supply of handpieces per unit, and free instruction and guidance to participating educators. Currently, The Wand(R) has been added to the curriculum of 28 U.S. and Canadian dental schools and 17 schools providing degrees in dental hygiene.

Competition

      The Company faces intense competition from companies in the medical and dental device industry, including well-established academic institutions, possessing substantially greater financial, marketing, personnel, and other resources. Most of the Company's competitors have established reputations, stemming from their success in the development, sale, and service of medical products. Further, rapid technological change and extensive research and development characterize the industry. Current or new competitors could, at any time, introduce new or enhanced products with features that render the Company's products less marketable, or even obsolete. Therefore, the Company must devote substantial efforts and financial resources to improve its existing products, bring its developmental products to market, and develop new products for its related markets. In order to compete successfully, the Company must establish an effective distribution network. Several regulatory authorities also must approve the Company's products before they may be marketed. There can be no assurance that the Company will be able to compete successfully, that its competitors will not develop technologies or products that render the Company's products less marketable or obsolete, or that the Company will succeed in improving its existing products, effectively develop new products or obtain required regulatory approvals therefor.

      The Wand(R) competes with non-automated disposable and reusable syringes and other local anesthetic delivery systems generally selling at significantly lower prices and utilizing established and well-understood methodologies. The Wand(R) competes on the basis of its performance characteristics and offers significant benefits to the dentist and the patient. It reduces fear, pain and anxiety for the patient and greatly reduces dentist stress levels. It can be used for all local anesthesia techniques as well as new and modified techniques. These new techniques allow faster procedures, shortening of chair time while minimizing numbing of the lips and facial muscles of expression. It enhances productivity, reduces stress and virtually eliminates pain and anxiety. In February 2001, a division of Dentsply International ("Dentsply") unveiled its own "Computer Controlled Anesthetic Delivery System". The Company has not completely assessed the competition presented by the produt but knows the introduction of the Dentsply product serves to validate the technology implicit in The Wand(R).

      SplatrFree(TM) prophy angles compete with prophy angles produced and distributed by a number of major manufacturers and distributors and other producers or distributors of dental products, many of whom have significant competitive advantages because of their size, strength in the marketplace, financial and other resources and broad product lines. The Company competes on the basis of the superior, non-splattering performance of its prophy angle and product quality.

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

Dependence on a Few Major Customers

In 2000, the Company made sales to the following three customers in the aggregate amount of approximately $1,891,000. Sales to New Image do Brasil Import Export Ltda. (our distributor in Brazil), Milestone Medical Technologies Ltd. (our distributor in Europe and Africa), and Yoshida Dental Manufacturing Company (our distributor in Japan) represented 12%, 11% and 10% of sales for 2000, respectively. In addition, accounts receivable due from Milestone Medical Technologies Ltd. at December 31, 2000 amount to approximately $354,000, representing 67% of accounts receivable as of the end of the 2000. During the year ended December 31, 1999, sales to one customer, AFP Imaging Corp., our former international distributor, amounted to approximately $516,326 or 18% of sales for that year. Each of the above named distributors resold the Company's products to dental practitioners, principally in foreign markets.

Patents and Intellectual Property

The Company's patents are believed to be material to its business and potential growth. The Company holds the following ten United States utility patents and three United States design patents:

                                                                             U.S. Patent  Date of
                               Description                                     Number      Issue
                               -----------                                     ------      -----
The Wand(R)

Hypodermic Anesthetic Injection Method                                        4,747,824   5/31/88

Hypodermic Anesthetic Injection Apparatus & Method                            5,180,371   1/19/93

Dental Anesthetic and Delivery Injection Unit                                 6,022,337   2/8/00

Preservative Free Computer Controlled Drug Delivery System (The Wand(R)III)   6,200,289   3/13/01

Design for a Dental Anesthetic Delivery System Handle                          D427,314   6/27/00

Design for a Dental Anesthetic Delivery System Holder                          D422,361   4/4/00

Design for a Dental Anesthetic Delivery System Housing                         D423,665   4/25/00

SplatrFree(TM)

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

      The Company also has filed four additional United States utility patent applications on improvements in The Wand(R) and its accessories, and two other utility applications on related injection technology.

      The Company has adopted the trademarks SplatrFree(TM), The Wand(R) and The Wand(R) Plus. SplatrFree(TM) is registered on the Supplemental Register as United States Trademark Registration No. 2,226,868, issued February 23, 1999. The Wand(R) is registered on the Principal Register as Registration No. 2,291,401, issued November 9, 1999. The Wand(R) Plus is the subject of a pending trademark application which has been approved and published by the United States Patent & Trademark Office.

      The Company relies on a combination of patent, copyright, trade secret, and trademark laws and employee and third-party nondisclosure agreements to protect its intellectual property rights. Despite the precautions taken by the Company to protect its products, unauthorized parties may attempt to reverse engineer, copy, or obtain and use products and information that the Company regards as proprietary. Litigation may be necessary to protect the Company's intellectual property rights and could result in substantial cost to and diversion of effort by the Company with no guarantee of success. The failure of the Company to protect its proprietary information and the expenses of doing so could have a material adverse effect on the Company's operating results and financial condition.

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

Government Regulation

      SplatrFree(TM) prophy angles and The Wand(R) were cleared for marketing in the United States by the FDA in April and July 1996, respectively.

      The manufacture and sale of medical devices and other medical products, such as the SplatrFree(TM) prophy angle and The Wand(R), are subject to extensive regulation by the FDA pursuant to the FDC Act, and by other federal, state and foreign authorities. Under the FDC Act, medical devices must receive FDA clearance before they can be marketed commercially in the United States. Some medical products must undergo rigorous pre-clinical and clinical testing and an extensive FDA approval process before they can be marketed. These processes can take a number of years and require the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain, and FDA clearance may never be obtained. Delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each product submitted. Similar delays also may be encountered in other countries. Following the enactment of the Medical Device Amendments to the FDC Act in May 1976, the FDA classified medical devices in commercial distribution into one of three classes. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of the medical device. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls, such as adequate labeling, premarket notification, and adherence to the FDA's Quality System Regulation ("QSR"), also referred to as "good manufacturing practices ("GMP") regulations. Some Class I devices are further exempted from some of the general controls. Class II devices are those devices whose safety and effectiveness reasonably can be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries, and FDA guidelines. Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices.

      If a manufacturer or distributor can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required premarket approval, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) Premarket Notification. The 510(k) Premarket Notification and the claim of substantial equivalence may have to be supported by various types of data and materials, including test results indicating that the device is as safe and effective for its intended use as a legally marketed predicate device. Following submission of the 510(k) Premarket Notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. By regulation, the FDA has no specific time limit by which it must respond to a 510(k) Premarket Notification. At this time, the FDA typically responds to the submission of a 510(k) Premarket Notification within 90 to 200 days. The FDA response may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. However, the FDA may determine that the proposed device is not substantially equivalent or may require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay the Company's market introduction of its products and could have a material adverse effect on the Company. If a device that has obtained 510(k) Premarket Notification clearance is changed or modified in design, components, method of manufacture, or intended use, such that the safety or effectiveness or the device could be significantly affected, separate 510(k) Premarket Notification clearance must be obtained before the modified device can be marketed in the United States.

      If a manufacturer or distributor cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor will have to seek premarket approval of the proposed device. A premarket approval application (a "PMA application") would be supported by extensive data, including pre-clinical and human clinical trial data, as well as extensive literature, to prove the safety and efficacy of the device. Upon receipt, the FDA will conduct a preliminary review of the PMA application to determine whether the submission is sufficiently complete to permit substantive review. If sufficiently complete, the submission is declared acceptable for filing by the FDA. The FDA has 180 days to review a PMA application once it has been declared acceptable for filing. While in the past the FDA has responded to PMA applications within the allotted time period, more frequently PMA reviews occur over a significantly protracted time period, and generally take approximately two years or more from the date of filing to complete. A number of devices for which FDA marketing clearance has been sought have never been cleared for marketing.

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

      Though the SplatrFree(TM) prophy angle and The Wand(R) have received FDA clearance based on their 510(k) Premarket Notification, there can be no assurance that any of the Company's other products under development will obtain the required regulatory clearance on a timely basis, or at all. If regulatory clearance of a product is granted, such clearance may entail limitations on the indicated uses for which the product may be marketed. In addition, modifications may be made to the Company's products to incorporate and enhance their functionality and performance based upon new data and design review. There can be no assurance that the FDA will not request additional information relating to product improvements, that any such improvements would not require further regulatory review thereby delaying the testing, approval and commercialization of the Company's development products or that ultimately any such improvements will receive FDA clearance.

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

      The Company is subject to pervasive and continuing regulation by the FDA, whose regulations require manufacturers of medical devices to adhere to certain QSR requirements, also referred to as "Good Manufacturing Practices" ("GMP") as defined by the FDC Act. QSR compliance requires testing, quality control and documentation procedures. Failure to comply with QSR requirements can result in the suspension or termination of production, product recall or fines and penalties. Products also must be manufactured in registered establishments. In addition, labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. The export of devices is also subject to regulation in certain instances.

      The Medical Device Reporting ("MDR") regulation obligates the Company to provide information to the FDA on product malfunctions or injuries alleged to have been associated with the use of the product or in connection with certain product failures that could cause serious injury. If, as a result of FDA inspections, MDR reports or other information, the FDA believes that the Company is not in compliance with the law, the FDA can institute proceedings to detain or seize products, enjoin future violations, or assess civil and/or criminal penalties against the Company, its officers or employees. Any action by the FDA could result in disruption of the Company's operations for an undetermined time.

      In addition to the foregoing, numerous other federal and state agencies, such as environmental, fire hazard control, working condition and other similar regulators, have jurisdiction to take actions that could have a materially adverse effect upon the Company's ability to do business. In addition, expansion of the Company's operations into foreign countries will require the Company to obtain approvals, permits or licenses and comply with additional regulatory schemes in those countries. Amendments to existing statutes and regulations, adoption of new statutes and regulations and expansion of the Company's business could require the Company to alter methods of operations at costs that could be substantial, which could have an adverse effect on the Company. There can be no assurance that the Company will be able, for financial or other reasons, to comply with applicable laws and regulations and approval, permit or license requirements. Currently, the Company believes it is in compliance with all applicable statutes and regulations governing its operations and business as currently conducted, including, without limitation, those in respect of the SplatrFree(TM) prophy angles and The Wand(TM), and The Wand(R) Plus, and the Company has all necessary approvals, permits and licenses that are applicable to its business, operations and products and services.

Product Liability

      Failure to use any of the Company's products in accordance with recommended operating procedures potentially could result in subjecting users to health hazards or injury. Failures of the Company's products to function properly could subject the Company to claims of liability. The Company maintains liability insurance in the aggregate amount of $2,000,000 with a per-occurrence limit of $1,000,000 and a $10,000,000 umbrella policy, which the Company believes to be adequate. However, there can be no assurance that our insurance coverage will be sufficient to pay products liability claims brought against the Company. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on the Company.

Research and Development Activities

      During the 2000 and 1999 fiscal years, the Company expensed $386,250 and $455,332, respectively, on research and development activities.

Employees

      The Company had 34 full-time including three executive officers and 3 part-time employees at December 31, 2000. The Company also uses the services of certain outside consultants for marketing and other activities.

Certain Risk Factors That May Affect Growth And Profitability

      The following factors may affect the growth and profitability of the Company and should be considered by any prospective purchaser of the Company's securities:

      History of Losses; Accumulated Deficit. Our operations commenced in November 1995, when we acquired a 65% interest in Spintech. For the fiscal years ending December 31, 1995, 1996 and 1997 we had limited revenues. For the fiscal years ended December 31, 1998, 1999, and 2000 our revenues were approximately $8.8 million, $2.9 million, and $5.7 million respectively. In addition, we have had losses for each of the years ended December 31, 1995, 1996, 1997, 1998, 1999 and 2000 including a loss of approximately $7.5 million for 2000. At December 31, 2000, we had an accumulated deficit of approximately $35.4 million. We cannot assure you we will be able to generate operating profits and resultant cash flow sufficient to fund our operations in the future.

      Going Concern Limitation. The report of our independent auditors with respect to our financial statements for the year ended December 31, 2000 included in this Annual Report states that there is substantial doubt regarding our ability to continue as a going concern. There can be no assurance that our existing operations will not continue to generate negative cash flows. However, we believe that increased cash flows from operations during the current year, coupled with savings from our post year end debt restructuring and new financings, will increase to a level sufficient to satisfy our working capital needs. See "Description of Business."

      Need for Greater Market Acceptance of The Wand(R). As with any new technology, there is substantial risk that the marketplace will not accept the potential benefits of such technology or be unwilling to pay for any cost differential with the existing technologies. Market acceptance of The Wand(R) depends, in large part, upon our ability to educate potential customers of the distinctive characteristics and benefits of The Wand(R) and will require substantial marketing efforts and expense. More than 10,500 units of The Wand(R) were sold in the U.S. over the past three years. The 1,900,000 in disposable handpiece sales for 2000 reflect a low level of usage of The Wand(R). However, from November 1999 through the present, the Company has experienced increased disposable handpiece sales in the U.S. Since sales and rates of usage of our products have not sufficiently improved, the Company has curtailed some marketing efforts and relied on the gradual build-up of demand due to growing awareness of the benefits of The Wand(R) technology resulting from additional clinical studies. We cannot assure you that our current or proposed products will be accepted by end users or that any of the current or proposed products will be able to compete effectively against current and alternative products.

      Limited Financial Resources; Need for Additional Financing. Our capital requirements have been and will continue to be significant, though we believe, after giving effect to the debt restructuring and equity funding during the first quarter of 2001, that we have sufficient working capital for the next 12 months. However, if we have underestimated our operating expenses or our expected revenue, we will be required to borrow funds or sell equity securities, or curtail or reduce our activities. We have no current arrangements for future additional financing, except as disclosed herein. We cannot assure you that any sources of additional financing will be available on acceptable terms, or at all. To the extent that any future financing involves the sale of our equity securities, the ownership interest of our stockholders could be substantially diluted.

      Highly Competitive Industry; Technological and Product Obsolescence. We face intense competition from many companies in the medical and dental device industry, including well-established academic institutions, possessing substantially greater financial, marketing, personnel, and other resources. Most of our competitors have established reputations, stemming from their success in the development, sale, and service of competing dental products. Further, rapid technological change and research may affect our product. Current or new competitors could, at any time, introduce new or enhanced products with features that render our products less marketable or even obsolete. In February 2001, a division of Dentsply unveiled its own "Computer Controlled Anesthetic Delivery System". The Company has not completely assessed the competition presented by the product but knows the introduction of the Dentsply product serves to validate the technology implicit in The Wand(R). Therefore, we must devote substantial efforts and financial resources to improve our existing products, bring our products to market quickly, and develop new products for related markets. In addition, our ability to compete successfully requires that we establish an effective distribution network. Several regulatory authorities must approve our products before they may be marketed. We cannot assure you that we can compete successfully, that our competitors will not develop technologies or products that render our products less marketable or obsolete, or that we will succeed in improving our existing products, effectively develop new products, or obtain required regulatory approval for those products.

      Limited Distribution; Need to Broaden Distribution Channels. Our future revenues depend on our ability to market and distribute The Wand(R) successfully. During 1999, we relied, primarily on independent dental distributors to sell The Wand(R) domestically and internationally. In January 2000, we terminated our international distribution agreement and entered into a new one, giving our products entry into Japan, Great Britain, Germany, Israel, South Africa, Scandinavia while retaining our presence in China and Taiwan. Domestically, the efforts of our sales force in marketing The Wand(R) continued to grow in 2000. As 2000 came to a close, the Company began to explore the use of independent sales representatives to market The Wand(R) domestically, to eliminate expenses associated with maintaining an in-house sales force.

      Patent and Intellectual Property Protection. We hold U.S. patents applicable to the The Wand(R) as well as the SplatrFree(TM) prophy angle. We rely on a combination of patent, trade secret, and trademark laws and employee and third-party nondisclosure agreements, to protect our intellectual property rights. Despite the precautions we have taken to protect our products, unauthorized parties may attempt to reverse engineer, copy, or obtain and use products and information that we regard as proprietary. We may have to initiate lawsuits to protect our intellectual property rights. Such lawsuits are costly and divert management's time and effort away from our business with no guarantee of success. Our failure to protect our proprietary rights, and the expense of doing so, could have a material adverse effect on our operating results and financial condition. Although we have not received any claims of infringement, it is possible that our products may infringe on the existing or future patents or proprietary rights of others. If so, we may have to modify our processes or to obtain a license. We cannot assure you that we will be able to do so in a timely manner, upon acceptable terms and conditions, or at all.

      Dependence on Manufacturers. We have informal arrangements with certain manufacturers with respect to the manufacture of our products. Termination of the manufacturing relationship with any of these manufacturers could significantly and adversely affect our ability to produce and sell our products. Though alternate sources of supply exist and new manufacturing relationships could be established, we would need to recover our existing tools or have new tools produced. Establishing new manufacturing relationships could involve significant expense and delay. Any curtailment or interruptions of the supply, whether or not as a result or termination of the relationship, would adversely affect us.

      Product Liability. We could be subject to claims for personal injury from the use of our dental and medical products. We have liability insurance in the aggregate amount of $2,000,000 with a per-occurrence limit of $1,000,000, which we believe is adequate, although we cannot assure you that the insurance coverage will be sufficient to pay such claims should they be made. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on us.

      Reliance Upon Management. We depend on the personal efforts and abilities of Leonard Osser, our Chairman and Chief Executive Officer. While we have a key man life insurance policy in the amount of $3,000,000 on the life of Mr. Osser, any loss of his services could have a materially adverse effect on our business.

      No Dividends. We have never paid a cash dividend on our Common Stock. Payment of dividends on our Common Stock is within the discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial condition, and other relevant factors. We currently do not intend to declare any dividends on our Common Stock in the foreseeable future.

      Control by Certain Persons. Our current officers and directors own approximately 25% of the outstanding shares of our Common Stock. Accordingly, by reason of their stockholdings, and their control of the means for soliciting stockholder votes, the officers and directors will be able to exercise control and, in all likelihood, will be able to continue to elect all directors.

      Limitation of Director Liability. Our Certificate of Incorporation provides that our directors are not personally liable to us or any of our stockholders for monetary damages for breach of the fiduciary duty of care as a director, including breaches that constitute gross negligence, subject to certain limitations imposed by the Delaware General Corporation Law. Thus, under certain circumstances, neither we, nor our stockholders, can recover damages even if directors take actions that harm us.

      Government Regulation and FDA Clearance. The manufacture and sale of the Company's SplatrFree(TM) prophy angles and The Wand(R) are subject to extensive regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act ("FDC Act"), and by other federal, state and foreign authorities. Under the FDC Act, these medical devices must receive FDA clearance before they can be marketed commercially in the United States. Some products must undergo rigorous pre-clinical and clinical testing and an extensive FDA approval process before they can be marketed. These processes can take a number of years and require the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain, and FDA clearance may never be obtained. Delays or rejections may be based upon changes in FDA policy during the period of product development and FDA regulatory review of each submitted application. Similar delays also may be encountered in other countries. While SplatrFree(TM) prophy angle and The Wand(R) have received FDA marketing clearance, there can be no assurance that all of our products under development will obtain the required regulatory clearance on a timely basis, or at all. If regulatory clearance of a product is granted, such clearance may impose limitations on the indicated uses for which the product may be marketed. In addition, modifications may be made to our products to incorporate and enhance their functionality and performance based upon new data and design review. There can be no assurance that the FDA will not request additional information relating to product improvements, that any such improvements would not require further regulatory review thereby delaying the testing, approval and commercialization of the our products or that ultimately any such improvements will receive FDA clearance. FDA regulations also require manufacturers of medical devices to adhere to certain "Good Manufacturing Practices" ("GMP"), which include testing, design, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and will be monitored through periodic inspections by the FDA. Later discovery of previously unknown problems with a product, manufacturer, or facility may result in restrictions on such product or manufacturer, including fines, delays or suspensions of regulatory clearances, seizures or recalls of products, operating restrictions and criminal prosecution and could have a material adverse effect on us.

      Restricted Securities; Possible Volatility of Market Price. Shares of our Common Stock currently are traded on the American Stock Exchange. From time to time the market prices of dental and medical product companies have been affected by various factors, including adverse publicity. We cannot assure you that the market price of our Common Stock will not be volatile as a result of factors such as our financial results, possible adverse publicity resulting from any infractions of governmental regulations and various other factors affecting dental and medical product companies or the market generally. In recent years the stock market has experienced wide price fluctuations not necessarily related to the operating performance of such companies.

      Effect of Outstanding Warrants and Options. We currently have outstanding options and warrants to purchase 1,826,800 shares of our Common Stock at prices ranging from $.875 to $23.00 per share. Holders of these warrants and options are given the opportunity to profit from a rise in the market price of our Common Stock and are likely to exercise their securities at a time when we would be able to obtain additional equity capital on more favorable terms. Thus, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by such outstanding securities. We have granted registration rights with respect to our shares of our Common Stock covered by the warrants.

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

Not applicable.

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

      The following table sets forth the high and low closing prices of our Common Stock, as quoted by the American Stock Exchange. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                       Closing Price
                     High          Low
1999

First Quarter       $  3.00      $ .9375
Second Quarter      $ 1.875      $  1.00
Third Quarter       $  2.75      $ .6875
Fourth Quarter      $1.4375      $  .875

2000
First Quarter       $  6.00      $ .8125
Second Quarter      $4.1875      $1.0625
Third Quarter       $  3.25      $  1.75
Fourth Quarter      $2.1875      $  .875

      (b)   Holders

      As of February 26, 2001, the number of record holders of the Common Stock of the Company was 141. The Company believes that there are more than 3,500 beneficial holders of the Common Stock.

      (c)   Dividends

      The holders of our Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not paid and does not expect to declare or pay any dividends in the foreseeable future.

Sales of Unregistered Securities

On January 31, 2000, the Company issued five-year warrants to purchase an aggregate of 142,857 shares of Common Stock to holders of the Company's 10% Secured Promissory Notes, including Cumberland Associates LLC, Strategic Restructuring Partnership L.P., a former principal of Cumberland Associates, two officers of the Corporation, an affiliate of one of its directors and six other individuals. The warrants were issued as consideration for the loans made by these investors to the Company at the time of issuance. Each of the warrants, as originally issued, contained a provision gradually escalating its exercise price from $1.75 in 2000 to a maximum of $7.00 in 2004. However, in April 2001, the exercise price of these warrants was amended by agreement between the Company and the warrantholders to provide for an exercise price of $1.75 per share up to the date of maturity. The warrants were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended (the "Act"), provided by Sections 4(2) and 4(6) of the Act.

Morse, Zelnick, Rose and Lander, LLP, legal counsel to the Company and the firm in which Steve Zelnick, a Director and General Counsel to the Company, is Partner, is the holder of warrants to purchase 118,000 shares of Common Stock and warrants to purchase 83,333 units, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock. On February 3, 2000, the Company reduced the exercise price of these warrants to $1.25 and extended their exercise period to February 2, 2002. Consideration for the amendments were legal services rendered to the Company by Morse, Zelnick, Rose & Lander, LLP. The warrants originally were issued pursuant to the exemption from registration under the Act provided by Sections 4(2) and 4(6) of the Act.

On July 31, 2000, the Company issued to a major existing investor a warrant to purchase 70,000 shares of Common Stock at an exercise price of $3.00 per share. On December 7, 2000, the Company issued to the investor a warrant to purchase 80,000 shares of the Common Stock at an exercise price of $1.25 per share. On January 26, 2001, the Company issued to the investor an additional warrant to purchase 20,000 shares of Common Stock at an exercise price of $1.875 per share. Each of the aforementioned warrants are exercisable for five years from the date of issuance and were issued as consideration for loans that the investor made to the Company. The warrants were issued pursuant to the exemptions from registration under the Act provided by Sections 4(2) and 4(6) of the Act.

On February 8, 2001, the Company issued to Cumberland Associates LLC, Strategic Restructuring Partnership L.P., a former principal of Cumberland Associates, two officers of the Corporation, an affiliate of one of its directors and six other individuals, an aggregate of 27,641 shares of Common Stock in payment of interest on the 10% Secured Promissory Notes issued to these investors on January 31, 2000. The stock was issued pursuant to the exemption from registration under the Act provided by Sections 4(2) and 4(6) of the Act.

On January 22, 2001, the Company granted to Hillgreen Investments Limited ("Hillgreen") warrants to purchase 100,000 shares of Common Stock as consideration for opening of an equity line of credit with the Company. In addition, as consideration for the services rendered by Jesup & Lamont Securities Corporation ("Jesup & Lamont") as placement agent in connection with the equity line of credit, the Company granted to Jesup & Lamont warrants to purchase 75,000 shares of Common Stock. The warrants issued to Hillgreen and Jesup & Lamont are exercisable at any time prior to January 22, 2003 at a price of $1.86 per share, and were issued pursuant to the exemptions from registration under the Act provided by Sections 4(2) and 4(6) of the Act.

On January 30, 2001 the Company issued to Shaul Koren 92,308 shares of Common Stock, as payment of consulting services performed by Mr. Koren, pursuant to exemptions from registration under the Act provided by Sections 4(2) and 4(6) of the Act.

On March 9, 2001, the Company issued to a major existing investor a warrant to purchase 100,000 shares of Common Stock, exercisable at any time for five years from the date of issuance at $1.10 per share, as consideration for the investor's $500,000 loan to the Company. The warrants were issued pursuant to the exemptions from registration under the Act provided by Sections 4(2) and 4(6) of the Act.

On March 30, 2001, the Company issued to a major existing investor 500,000 shares of Common Stock for $500,000 pursuant to exemptions from registration under the Securities Act of 1933, as amended, provided by Sections 4(2) and 4(6) of the Act. The stock was issued pursuant to the exemptions from registration under the

Act provided by Sections 4(2) and 4(6) of the Act.

In March 2001, the Company signed an agreement with News USA, Inc. and Vested Media Partners, Inc. to increase the awareness of healthcare professionals and the public to the benefits of The Wand(R) and CompuFlo(TM) technologies. Under the agreement, News USA, Inc. is required to prepare, write and seek to place in newspapers and other media, articles about the Company's products and technologies. As consideration for their services, the Company granted to News USA, Inc. and Vested Media Partners, Inc. warrants to purchase an aggregate of 1,172,000 shares of the Company's Common Stock at prices increasing from $1.28 to $3.00 per share during the 3-year warrant term. The warrants were issued pursuant to the exemptions from registration under the Act provided by Sections 4(2) and 4(6) of the Act.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

During 2000, the Company took significant steps to grow The Wand(R) ownership base and increase the daily utilization by domestic dentists. The Company enlarged its direct sales force from 3 to 12 and increased its presence at national, regional and local trade shows as part of its direct sales approach.

Internationally, the Company established additional distribution agreements, which provide for the sale of The Wand(R) in Canada and throughout Central and South America. The Company also received approval to sell The Wand(R) and its disposable handpieces in Japan.

Furthermore, during this period of time, the Company received approval from the FDA to market The Wand(R) to medical practitioners, raised $2,000,000 through a private placement, established lines of credit totaling $1,200,000 and resolved lawsuits pending against the Company.

Lastly, the Company recorded $2.2 million of aggregate writedowns of the carrying values of tooling equipment and patents as a result of continued losses and in accordance with generally accepted accounting principles.

Fiscal year ended December 31, 2000 compared to fiscal year ended December 31, 1999

Statement of Operations

Net sales for the year ended December 31, 2000 and December 31, 1999 were $5,674,351 and $2,855,463, respectively. The $2,818,888 or 98.7% increase reflects an approximate 124% increase in domestic sales of The Wand(R) and a 67% increase in domestic sales of its disposable handpiece. For the twelve months ended December 31, 2000, domestic sales of units of The Wand(R) increased by 960 to 1,737 and domestic disposable handpieces sales increased by 746,600 to 1,854,950, when compared to the same period in 1999. The increase in net sales also includes an 81% aggregate increase in sales for foreign distributions. The increase in foreign sales includes the shipment of 1000 units of The Wand(R) and approximately 100,000 disposable handpieces to the Company's authorized dealer in Japan. It also includes 2,100 units and 121,000 disposable handpieces for distribution in Brazil and Mexico. These increases partially were offset by $143,819 of net sales generated from the discontinued Wisdom toothbrush line during 1999.

Cost of sales for the year ended December 31, 2000 and December 31, 1999 were $ 3,626,786 and $1,572,319, respectively. The $2,054,467 increase is attributable primarily to an increase in sales of The Wand(R) and its disposable handpieces and a $956,546 writedown in the net book value of the Company's semi-automation equipment and molds. The increase partially was offset by a $206,190 decrease in cost of sales resulting from the termination of the Wisdom product line and the effect of previously reserved inventory sold during the current year.

For the year ended December 31, 2000, the Company generated a gross profit of $ 2,047,565 or 36% as compared to a gross profit of $1,283,144 or 44.9% for the year ended December 31, 1999.

Selling, general and administrative expenses for the years ended December 31, 2000 and 1999 were $8,497,955 and $7,009,543, respectively. The $1,488,412 increase is attributable principally to the $1,247,175 patent writedown and $520,975 in compensation expense representing 267,500 stock options issued to consultants, which partially was offset by a $134,684 decrease in expenses resulting from the termination of the Wisdom product line and other decreases in legal and marketing expenses.

Research and development expenses for the year ended December 31, 2000 and December 31, 1999 were $386,250 and $455,332, respectively. The $69,082 difference is attributable primarily to a decrease in costs associated with product improvements.

In April 1999, the Company discontinued its selling effort with regard to the Wisdom product line excluding Splatrfree(TM) prophy angles. Aggregate costs of $76,345 were incurred in terminating the product line. They included $19,291 for uncollectible receivables, $15,692 in aggregate termination compensation and employee benefits, $5,066 for a lease buyout, $18,793 in previously unamortized acquisition costs, and $17,503 to write off inventory. During the fourth quarter of 2000, the Company disposed of a trade show display for the Wisdom product line with a net book value of $17,783.

Loss from operations for the years ended December 31, 2000 and 1999 were $ 6,854,423 and $6,258,076, respectively.

The Company incurred interest expenses of $436,340 for the year ended December 31, 2000 as compared to $64,572 of interest expense for calendar 1999. The $371,768 difference is attributable to a higher average interest rate on lower average borrowings in 2000, $377,963 of non-cash interest representing amortization of the debt discount, deferred financing costs associated with the detachable warrants from the $1,000,000 credit line established in August, 2000, the $1,000,000 private placement established by February 1, 2000, and certain warrants issued to financing advisors that were extended and repriced by the Company during 2000. Interest income generated from treasury bills during 1999 as compared to minimal investments during the same period in 2000, accounted for the $72,188 decrease in interest income for the year ended December 31, 2000. Also, as a result of a reduction in the conversion price of the 3% convertible notes, the Company recorded a non-cash debt conversion expense of $731,250 in 1999.

In February 2000, the Company settled a lawsuit with two former employees, Ronald Spinello, DDS, former Chairman and Director of Research of Spintech and his son, Glen Spinello. Milestone paid $25,000 to Dr. Spinello and issued to him 80,000 shares and to Glen Spinello 8,000 shares. Since the market price of the shares was $2.3125 per share, the Company recognized a $228,500 expense for the settlement.

The net loss for the year ended December 31, 2000 was $7,509,855 as compared to a net loss of $6,972,312 for the year ended December 31, 1999. The $537,543 increase in net loss is attributable to $2,203,721 in asset writedowns from impairment, an increase in selling, general and administrative expenses, an increase in interest expense, a decrease in interest income, and the cost to settling litigation. The above items were offset partially by a 98.7% increase in aggregate sales revenue for The Wand(R) and its disposable handpiece, the recovery of a portion of previously reserved inventory, a reduction in research and development expenses, debt conversion expenses of $731,250 recognized in 1999, and the elimination of expenses associated with the termination of the Wisdom product line.

Liquidity and Capital Resources

At December 31, 2000, Milestone's working capital was $111,039.

For the year ended December 31, 2000, cash and cash equivalents decreased by $69,976.

For the year ended December 31, 2000, the Company's net cash used in operating activities was $2,842,677, attributable principally to a net loss of $7,509,855 adjusted for non-cash items of $244,549 for patent amortization, $377,913 for non-cash interest, $474,071 for depreciation, $520,975 for non-cash consulting expenses, a $956,546 loss on impairment of fixed assets, a $1,247,175 loss on impairment of patents, a $17,783 loss on a disposed trade show display, and $203,500 for the non-cash portion of a lawsuit settlement. Changes in operating assets and liabilities consist of a $231,766 increase in accounts receivable, a $373,187 net decrease in inventory and advances to a contract manufacturer, a $39,924 decrease in prepaid expenses; an $11,953 decrease in accrued expenses, a $141,346 increase in deferred compensation, a $130,416 increase in accrued interest and a $152,407 increase in accounts payable.

For the year ended December 31, 2000, the Company used $51,773 in investing activities. These expenditures covered retooling costs for product modifications, leasehold improvements, and additional furniture and fixtures.

Financing activities provided $2,824,474 for the period. The Company, as described below, raised $2,000,000 through private placements, drew down $1,100,000 in aggregate from two credit lines (including $200,000 provided by the Company's Chairman and Chief Executive Officer) and converted $2,250,000 of debt to equity. As of December 31 2000, it made $243,005 in aggregate principal payments and $58,727 in cash interest payments to these note holders. Additional notes for $18,333 were issued in lieu of interest during 2000 and 27,641 additional shares were issued subsequent to year end in lieu of payment of interest.

As of December 31, 2000, the Company had $172,867 in aggregate cash and cash equivalents. In addition, as of March 31, 2001, the Company, as described below, had received an additional $1,000,000 in new financing from existing major investors and obtained an equity commitment subject to certain conditions for up to 2.1 million shares of its Common Stock. Management believes that through the proper utilization of these existing funds, revenues generated from international distributors and from continued increases in domestic disposable handpiece sales, the expense reductions achieved through cost containment programs, and the funds raised during the first quarter of 2001, it will have sufficient cash to meet its needs over the next twelve months.

Private Placements

20% Promissory Notes

In August 2000, Milestone borrowed $1,000,000 from two funds managed by Cumberland Associates LLC pursuant to a 2-year secured loan, bearing interest at 20% per year and payable in cash or through the issuance of additional 20% notes on which both interest and principal are payable at the maturity of the loan. The loan is prepayable in cash at any time, and is prepayable, with accrued interest, in Milestone Common Stock after March 31, 2001. Stock issued in payment of this debt will be valued at 85% of the then market prices.

8% Promissory Note

On July 31, 2000 the Company entered a $1,000,000 Purchase and Line of Credit Agreement with a major existing investor. Initially, $500,000 was borrowed under the line, which is due on June 30, 2003. In December 2000, the Company borrowed an additional $400,000 under the line, which is due on December 31, 2003. Pursuant to the agreement, the investor received a five-year warrant to purchase 70,000 shares of our Common Stock, exercisable at $3.00 per share, in connection with the $500,000 loan and a five-year warrant to purchase 80,000 shares exercisable at $1.25 per share in connection with the $400,000 loan.

9% Promissory Note

In April 2000, Leonard Osser, Chairman and CEO, agreed to provide to the Company a $200,000 line of credit from which funds could be drawn until December 31, 2000, and having a maturity of February 2001. In July 2000, Milestone borrowed the $200,000 under the line of credit. Mr. Osser has agreed to defer all principal and interest payments until April 30, 2001.

10% Senior Secured Promissory Notes

As of February 1, 2000, the Company concluded a $1 million institutional private placement of 10% Senior Secured Promissory notes due June 30, 2001 and warrants to purchase 142,857 shares of Milestone Common

Stock with Cumberland Associates, Strategic Restructuring Partnership L.P., a former principal of Cumberland Associates, two officers of the Corporation, an affiliate of one of its directors and six other individuals. The notes are secured by all present and future inventories of Milestone and are prepayable out of a portion of the proceeds generated by sales of The Wand(R). The warrants originally were exercisable at prices increasing from $1.75 per share in the first year to $7.00 per share in the fifth year, subject to anti-dilution protection in the event of stock dividends and certain capital changes. Purchasers of the warrants were granted rights to participate in certain future security offerings by Milestone.

In March 1999, the Company concluded a $2 million institutional private placement with Cumberland Partners, other investment funds managed by or affiliated with Cumberland Associates and certain principals of Cumberland Associates. An additional $250,000 was raised from the Chairman and Chief Executive Officer of Milestone, on the same terms and conditions. The investors purchased, at face value, 3% Senior Convertible Notes Due 2003, convertible into Milestone Common Stock at prices increasing from $2.50 per share in the first year to $6.00 per share in the fourth year, subject to anti-dilution protection in the event of stock dividends and certain capital changes. Purchasers of the Notes were granted rights to participate in certain future security offerings by Milestone. In February 2000, the holders of the 3% Convertible Notes agreed to convert all $2,250,000 of such notes into Common Stock at $1.25 per share. The 1,800,000 shares were registered by Milestone and issued in 2000.

DENTAL OPERATIONS

Domestic

In 2000, the Company continued steps aimed at growing and strengthening the end user base, thereby increasing acceptance of The Wand(R) and translating into increased revenue through higher disposable handpiece usage. Domestically, the 124% increase in The Wand(R) system sales and the 67% increase in disposable handpiece sales is a direct result of the Company's October 1999 sales initiative. It permitted dentists in the United States to order The Wand(R) directly through Milestone and to avail themselves of certain quantity discounts when purchasing disposable handpieces and dental needles. In September 2000, the Company unveiled two domestic sales initiatives. It introduced a drive unit for The Wand(R) Plus with several enhancements, including a cruise control feature. Secondly, dental practitioners can now avail themselves of a 90 day trial program, which requires a commitment to purchase specified quantities of disposable handpieces and needles without any outlay for the unit during the demonstration period. Of the 306 units of The Wand(R) active in the program at year's end, 182 have been converted into sales. During 2000, the Company increased its sales and customer service staffs and increased its presence at trade shows. In addition, the Company has embarked on a campaign to increase the number of national seminars it presents and to offer mini seminars in the offices of proficient users. It also continues to a) provide assistance to dental and dental hygiene schools which include The Wand(R) in their curriculum;
b) visit, obtain feedback from and provide further support to current users of The Wand(R); c) distribute The Wand(R) technique videos and technical bulletins to its current users; and d) sell additional units to current users of The Wand(R).

Internationally

The Company continued to expand its presence overseas in 2000. In February 2000, Milestone received approval to market The Wand(R) in Japan. Through December 31, 2000, the Company shipped 1,000 units and approximately 100,000 disposable handpieces to its authorized dealers in Japan. During 2000, we entered distribution agreements providing for sales of The Wand(R) in Canada, Mexico, Brazil and remainder of Central and South America. Approximately, 2,500 units and 300,000 disposable handpieces were shipped in aggregate to these areas in 2000. Previously, the Company had begun shipping The Wand(R) for distribution throughout Europe and in Taiwan, China, Israel, and South Africa. Practitioners in Great Britain, Germany and Italy make up the majority of the European end users to date.

PROPOSED MEDICAL OPERATIONS

In June 2000, the Company received approval from the FDA to market The Wand(R) for medical use. Once sufficient capital is raised, the Company intends to create an independent sales and marketing staff for distribution to the medical community. Further, a working prototype of a device for the delivery of multi-volume medicaments and anesthetics, along with other added features of interest to medical practitioners has been developed and was submitted to the FDA for approval.

Subsequent Events

Subsequent to year-end, the Company achieved five major objectives. As mentioned above, it received $1,000,000 in new financing from existing major investors, restructured approximately $2,000,000 of existing debt and obtained an equity commitment subject to certain conditions for up to 2.1 million shares of its Common Stock. Furthermore, it reached an agreement with a media service company to increase the awareness of healthcare professionals and the public to the benefits of The Wand(R) and the Company's new CompuFlo(TM) technologies. Finally, Milestone was granted a broad new U.S. patent covering the CompuFlo(TM) technology.

EQUITY LINE COMMITMENT

In January 2001, Milestone entered a private equity line agreement with Hillgreen Investments Limited ("Hillgreen"), a British Virgin Islands corporation, pursuant to which Hillgreen is obligated to purchase, subject to the fulfillment of specified conditions, up to 2.1 million shares of Milestone Common Stock over the next 36 months. Hillgreen has allocated up to $20 million to fund its purchase obligations. The transaction was arranged by Jesup & Lamont Securities Corporation, a New York-based investment banking firm. Milestone's right to draw upon this facility is subject to a number of limitations and conditions, including a limitation on the amounts sold to Hillgreen within specified periods, and the effectiveness of a resale registration statement covering the securities to be purchased. Subject to these and other conditions and limitations, Milestone will have full control over the timing of any financing under the equity line and is under no obligation to sell any shares to Hillgreen. Any shares that are sold will be priced at 87.5% of the volume weighted average market price of Milestone Common Stock during a fixed period prior to the sale. Milestone has discretion to establish a floor price below which shares will not be sold to Hillgreen. The availability of this equity line allows the Company to finance operations and move forward in developing its medical product line.

$1,000,000 IN NEW FINANCING

During the first quarter of 2001, Milestone received $1,000,000 in new financing from existing major investors: $500,000 pursuant to a line of credit in support of its demo program for The Wand(R) and $500,000 from the private placement of 500,000 shares of Common Stock. Milestone will pay a 2% facility fee on the line of credit and interest at the rate of 10% per annum on monies borrowed, less interest earned on unborrowed funds. In addition, the lender received a warrant for the purchase of up to 100,000 shares of Milestone's Common Stock at a per share purchase price of $1.10.

DRAW DOWN ON EXISTING LINE OF CREDIT

On January 26, 2001, the Company borrowed the remaining $100,000 under its Purchase and Line of Credit Agreement with a major existing investor, dated July 31, 2000. The loan is due on December 31, 2003. The Company granted to the investor a five-year warrant to purchase 20,000 shares of our Common Stock, exercisable at $1.875, as consideration for the loan.

ADDITIONAL PATENT PROTECTION FOR THE WAND(R)

In January 2001, Milestone was granted a new United States patent relating to certain elements of the handpiece for The Wand(R). The improvements covered by the new patent afford the user greater tactile control over the handpieces and needle and thereby assure precise needle placement.

ISSUANCE OF BROAD NEW UNITED STATES PATENT

In March 2001, Milestone officially was granted a broad new United States patent and three related United States patents covering its CompuFlo(TM) technology, a new technology for computer-controlled infusion of a wide array of liquid drugs and other fluids, aspiration of bodily fluids and measurement of in-tissue pressure. The CompuFlo(TM) technology is designed to reduce patient pain and tissue tearing during injection procedures. Use of the CompuFlo(TM) technology will provide doctors with real time feed-back of flow rate, volume injected and tissue pressure. The technology automatically will collect clinical data on the volume of drugs injected and treatment performed, creating a treatment record that should help reduce medical errors in hospitals and medical offices. The technology also can be adapted for home use devices. Devices using the new technology will employ a newly developed single-use disposable handpiece. The new technology was developed for Milestone by Dr. Mark Hochman, Milestone's Director of Research and Development.

AGREEMENT WITH MEDIA SERVICES COMPANY TO BOOST EXPOSURE

In March 2001, Milestone signed an agreement with News USA, Inc. and Vested Media Partners, Inc. to increase the awareness of healthcare professionals and the public to the benefits of its The Wand(R) and CompuFlo(TM) technologies Under the agreement, News USA is required to prepare, write and seek to place in newspapers and other media, articles about Milestone's products and technologies. News USA has guaranteed 72,000 media placements during the 18-month term of the agreement. In return for their services, News USA and Vested Media Partners have received warrants for an aggregate of approximately 1,172,000 shares exercisable at prices increasing from $1.28 to $3.00 during the 3-year warrant term.

RESTRUCTURING OF EXISITNG DEBT

      10% Senior Secured Promissory Notes

In April 2001, the Company restructured its obligations to the holders of its 10% Senior Secured Promissory Notes, which reduced the Company's cash burden. Under the terms of the agreement, each of the Noteholders agreed to exchange his 10% Notes for a new, zero coupon note (the "Zero Coupon Note") (a) paying interest at 20% per annum until maturity on March 31, 2002, (b) having a face amount equal to the outstanding principal owed to the noteholders plus accrued interest and interest payable until maturity, (c) giving Milestone the option to pay the face amount of the Zero Coupon Note in cash or in shares of Common Stock, provided that the shares have been registered under the Securities Act of 1933, (d) paying each noteholder 108% of the face amount of his Zero Coupon Note, including unearned interest to maturity, if there is a change of control of Milestone. Moreover, the warrants previously issued to the noteholders were amended to provide for an exercise price of $1.75 per share up to the date of maturity.

      20% Promissory Notes

In April 2001, the Company restructured its existing obligations to the holders of its 20% Promissory Notes. The 20% Notes were amended to make them prepayable with accrued interest (a) in cash at any time before maturity, (b) in shares of Common Stock at any time after issuance but before July 31, 2002 if the Common Stock, valued as set forth in the notes, is at least $5.00 per share, or (c) in shares of Common Stock, valued as set forth in the notes, on or after July 31, 2002. Stock issued in payment of this debt will be valued at 85% of the then market prices.

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

Item 8. Change in and Disagreements with Accountants on Accounting Financial Disclosure

            Not applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

      The current executive officers and directors of the Company and their respective ages as of December 31, 2000 are as follows:

                                                                        Director
       Name                  Age             Position                    Since
--------------------------------------------------------------------------------
Leonard A. Osser             53   Chairman and Chief Executive            1991
                                  Officer of the Company and
                                  President and Chief Executive
                                  Officer of Spintech, a subsidiary

Thomas M. Stuckey            46   Chief Financial Officer and Vice
                                  President of the Company and Chief
                                  Financial Officer of both Spintech
                                  and Sagacity I, each a subsidiary

Stephen A. Zelnick (1)       62   Director of the Company                 1996

Paul Gregory                 63   Director of the Company                 1997

Louis I. Margolis (1) (2)    57   Director of the Company                 1997

Leonard M. Schiller(2)       59   Director of the Company                 1997

Daniel Martin                62   Director of the Company                 1998

----------

(1)   Member of the Compensation Committee
(2)   Member of the Audit Committee

      Leonard A. Osser has been Chief Executive Officer and a director of the Company since July 1991, and the President and Chief Executive Officer of Spintech, a subsidiary of the Company, since November, 1995. From July 1991 until July 1997, he also served as President and Chief Financial Officer of the Company. From 1980 until the consummation of the Company's public offering in November 1995, he had been engaged primarily as the principal owner and Chief Executive of U.S. Asian Consulting Group, Inc., a New Jersey based provider of consulting services in "work-out" and "turnaround" situations for publicly and privately owned companies in financial difficulty.

      Thomas M. Stuckey has been Chief Financial Officer and Vice President of the Company and Chief Financial Officer of Spintech and Sagacity I, a subsidiary of the Company, since May 1998. Prior to joining the Company, Mr. Stuckey had been the Corporate Controller of PureTec, a plastic product manufacturer, where he had spent 13 years.

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

      The Company's Board of Directors has established compensation and audit committees. The Compensation Committees reviews and recommends to the Board of Directors the compensation and benefits of all the officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company, and administers the issuance of stock options to the Company's officers, employees, directors and consultants. All compensation arrangements between the Company and its directors, officers and affiliates are reviewed by a compensation committee, the majority of which is made up of independent directors. The Audit Committee meets with management and the Company's independent auditors to determine the adequacy of internal controls and other financial reporting matters. In July 2000, the five independent board members were granted 12,422 options at an exercise price of $1.61.

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

      To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to the Company, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) shareholders were complied with during 2000.

Item 10. Executive Compensation.

      The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2000, 1999, and 1998 by (i) the Company's Chief Executive Officer and (ii) the most highly compensated executive officers, other than the CEO, who were serving as executive officers at the end of the 2000 fiscal year and whose salary as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the "Named Executives").

                           Summary Compensation Table

                                                    Long-Term Compensation
                                                    ----------------------
                                 Annual
                              Compensation        Awards              Payouts
                              ------------      Common Stock         All Other
     Name and                    Salary      Underlying Options    Compensation
Principal Position      Year      ($)               (#)                 ($)
------------------      ----     ------      ------------------    ------------

Leonard A. Osser
    Chief Executive     2000    124,061(2)        50,000
    Officer and         1999    191,135(3)        50,000
    Chairman            1998    280,395(4)        50,000

Mitchell G Kuhn (1)     2000    183,789           45,000
    Chief Operating     1999     73,038          109,000
    Officer &
    President

Thomas M. Stuckey       2000    114,051           25,000
   Chief Financial      1999    119,922           21,000                  --
   Officer and Vice     1998     78,124           25,000              10,000(5)
   President

----------

(1)   Resigned as Chief Operating Officer and President on March 9, 2001.
(2) Excludes $141,346 in deferred compensation but includes $21,000 earned as President and Chief Executive Officer of Spintech.
(3) Includes voluntary reduction of base salary which commenced in July 1998 and also includes $36,000 earned as President and Chief Executive Officer of Spintech.
(4) Effective July 7, 1998 Mr. Osser took a voluntary reduction in his 1998 annual base salary of $350,000. Includes $73,136 earned as President and Chief Executive Officer of Spintech. Does not include $11,559 paid by the Company to Marilyn Elson, a certified public accountant who was employed by the Company to render accounting services. Ms. Elson is the wife of Mr. Osser.
(5)   1999 Bonus.

Stock Options

      The following tables show certain information with respect to incentive and non-qualified stock options granted in 2000 to Named Executives under the Company's 1997 Stock Option Plan and the aggregate value at March 30, 2001 of such options. In general, the per share exercise price of all options is equal to the fair market value of a share of Common Stock on the date of grant. No options granted to Named Executives have been exercised.

                              Option Grants in 2000

Individual Grants of Options

                      Number of       Percent of
                      Shares of     Total Options
                     Common Stock     Granted to    Exercise
                      Underlying     Employees in     Price
      Name             Option #          2000        ($/Sh)     Expiration Date
-------------------  -------------  -------------------------  -----------------
Leonard A. Osser      50,000 (1)        21.8%       $  .875        01-01-05
Mitchell G. Kuhn      45,000 (2)        19.7%       $2.1875        07-13-05
Thomas A. Stuckey     21,000 (2)        10.9%       $2.1875        07-13-05

----------
(1)   Options vest 01-01-01
(2)   One third vesting on each anniversary.

                     Aggregated 2000 Year End Options Values
                  for Options granted prior to and During 2000

                        Number of Shares of Common
                       Stock Underlying Unexercised      Value of Unexercised
                                 Options at               In-The-Money Options
                                 12-31-2000                 At 12-31-2000 (1)
      Name               Exercisable/Unexercisable     Exercisable/Unexercisable
------------------       -------------------------     -------------------------
Leonard A. Osser            200,000 // 100,000                 $0 // $0
Mitchell G. Kuhn             36,333 // 117,667                 $0 // $0
Thomas M. Stuckey             30,666 // 40,334                 $0 // $0

----------

(1) Based on the closing price on March 30, 2001 of $.85 as quoted on the American Stock Exchange.

Employment Contracts

      As of January 1, 1998 the Company entered into an Employment Agreement with Mr. Osser, which provides for an initial term expiring on December 31, 2002, with a two-year non-competition period at the end of the term. The term is automatically increased for successive one-year periods unless prior to December 1 of any year either party notifies the other of its election not to extend the term. Under the Agreement Mr. Osser serves as Chief Executive Officer and is required to work on a full-time basis. Under the Employment Agreement Mr. Osser receives annual base pay of $350,000, increasing to reflect cost of living adjustments commencing on January 1, 2001. In addition, during January 1998 and each of the next four Januarys the Company shall grant Mr. Osser an option to purchase 50,000 shares of Common Stock exercisable only during the last 30 days of the five-year option term unless the Company achieves certain financial goals to be specified annually by the Compensation Committee. Additionally, as soon as financial statements for each year commencing with 1998 are completed, the Company shall grant the executive an additional option to purchase up to 50,000 shares depending upon the achievement of specified performance goals. Further, Mr. Osser shall receive the opportunity to earn cash bonuses of up to $200,000 per year depending upon the achievement of performance targets to be specified by the Option Committee.

      On July 7, 1998, at his sole discretion, Mr. Osser implemented a voluntary reduction of his annual base salary, reducing his annual base pay from $350,000 to $188,462. The voluntary reduction has been described by Mr. Osser as being both temporary and having no effect upon his rights under his employment agreement with the Company. Such reduction remained in effect until August 5, 2000. At that time, Mr. Osser began to defer his salary at the $350,000 annual base. At December 31, 2000, his deferred compensation was $141,346.

Compensation of Directors

      Non-employee directors are granted, upon becoming a director, a five-year option to purchase 20,000 shares of our Common Stock at an exercise price equal to the fair market value of a share of Common Stock on the date of grant. They receive no cash compensation. On July 31, 2000, each of the five independent board members were granted 12,422 options at an exercise price of $2.19 per share. This equated to a fair market value of $20,000 using the Blad-Scholes method. The options are five year options which vest in two years.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table, together with the accompanying footnotes, sets forth information, as of March 30, 2000, regarding stock ownership of all persons known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, certain executive officers, all directors, and all directors and officers of the Company as a group:

                                                    Shares of
                                                   Common Stock
                                                   Beneficially   Percentage of
           Name of Beneficial Owner (1)             Owned (2)       Ownership
--------------------------------------------------------------------------------
Executive Officers and Directors
Leonard Osser .................................    2,436,775(3)      21.62%

Thomas M. Stuckey .............................       47,500(4)          *

Paul Gregory ..................................       26,361(5)          *

Louis I. Margolis .............................       90,211(6)          *

Leonard M. Schiller ...........................       46,805(7)          *

Stephen A. Zelnick ............................      173,974(8)       1.54%

Daniel R. Martin ..............................        8,311(9)          *

All Directors & Officers as a group ...........    2,829,937(10)     25.14%

----------
*     Less than 1%

                                                Shares of
                                               Common Stock
                                               Beneficially        Percentage of
                                                Owned (2)            Ownership
   5% and Greater Stockholders

   Cumberland Associates, LLC
   1114 Avenue of the Americas
   New York, New York 10036                    1,897,464(11)          17.6%

   Gintel Asset Management, Inc.
     6 Greenwich Office Park
     Greenwich, CT 06831                       1,374,700(12)          12.64%

(1)   The addresses of the persons named in this table are as follows: Leonard
      A. Osser, 220 South Orange Avenue, Livingston Corporate Park, Livingston, NJ 07039; Mitchell G. Kuhn, 23 Whippoorwill Rd., Armonk, NY 10504; Thomas
      M. Stuckey, 220 South Orange Avenue, Livingston Corporate Park, Livingston, NJ 07039; Stephen A. Zelnick, Morse, Zelnick, Rose & Lander, LLP, 450 Park Avenue, New York, New York 10022; Paul Gregory, Innovative Programs Associates Inc., 300 Mercer Street, New York, New York 10003; Louis I. Margolis, Pine Street Associates, L.P., 88 Pine Street, Suite 3100, New York, New York 10005; Leonard M. Schiller, Schiller, Klein & McElroy, P.C., 33 North Dearborn Street, Suite 1030, Chicago, Illinois 60602; Larry Haimovitch, Haimovitch Medical Technology Consultants, Four Maritime Plaza, San Francisco, CA 94111-3416 and Daniel R. Martin, 220 South Orange Avenue, Livingston Corporate Park, Livingston, NJ 07039.
(2) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercise or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 10,772,847 were outstanding on March 9, 2001. The Gintel sales of 500,000 share occurred at the end of the March.
(3) Includes (i) an aggregate of 300,000 shares issuable upon exercise of stock options within 60 days of the date hereof, 50,000 of which are exercisable at $16.00 per share and 50,000 of which are exercisable at $1.00 per share and 50,000 of which are exercisable at $.875 per share and 106,000 of which are exercisable at $7.00 per share and 43,500 of which are exercisable at $7.56 per share and (ii) warrants immediately exercisable to purchase 35,714 shares at $1.75 per share.
(4) Includes 21,000 shares subject to stock options, exercisable within 60 days of the date hereof at $3.00 per share and 25,000 shares subject to stock options, exercisable within 60 days of the date hereof at $16.50 per share. Mr. Stuckey disclaims beneficial ownership to (i) 5,300 shares, which are held by his wife as custodian for their children, and (ii) 1,200 shares which are owned by his wife in her IRA.
(5) Includes 150 shares held by Mr. Gregory's wife, 20,000 shares subject to stock options, exercisable within 60 days of the date hereof at $5.125 per share and 6,211 shares subject to stock options, exercisable within 60 days of the date hereof at $2.1875 per share.
(6) Includes 20,000 shares subject to stock options, exercisable within 60 days of the date hereof at $5.125 per share and 6,211 shares subject to stock options, exercisable within 60 days of the date hereof at $2.1875 per share.
(7) Includes 20,000 shares c $5.125 per share and 6,211 shares subject to stock options, exercisable within 60 days of the date hereof at $2.1875 per share.

(8) Includes (i) an aggregate of 56,211 shares issuable upon exercise of stock options within 60 days of the date hereof, 50,000 of which are exercisable at $5.125 per share and 6,211 of which are exercisable at $2.1875 per share and (ii) warrants immediately exercisable to purchase 7,143 shares at $1.75 per share.
(9) Includes 6,211 shares subject to stock options exercisable within 60 days of the date hereof at $2.1875 per share.
(10) Includes 484,055 shares subject to stock options and 42,857 shares subject to warrants all of which are exercisable within sixty (60) days of the date hereof.
(11) Based solely upon an amendment to Schedule 13G filed by Cumberland Associates LLC with the Securities and Exchange Commission on 2/14/01.
(12) Based solely upon an amendment to Schedule 13G filed by Gintel Asset Management, Inc. on 2/1/01.

Item 12. Certain Relationships and Related Transactions

      Pursuant to a $1 million private placement which was completed in February 2000, Leonard Osser, the Chairman and Chief Executive Officer of the Company purchased $250,000 principal amount of 10% secured promissory notes and five-year warrants to purchase 35,714 shares of the Company's Common Stock, immediately exercisable at $1.75 per share with such exercise price increasing each anniversary to a final exercise price of $7.00 per share. Additionally, pursuant to an agreement made as of January 31, 1999, the Company issued 1,800,000 shares of Common Stock in full payment of the Company's three percent Senior Convertible Promissory Notes in the aggregate principal amount of $2,250,000, of which 200,000 shares were issued to Leonard Osser, Chairman and Chief Executive Officer. In April 2000, Mr. Osser provided the Company with a $200,000 line of credit.

      Morse, Zelnick, Rose and Lander, LLP, legal counsel to the Company and the firm in which Steve Zelnick, a Director and General Counsel to the Company, is Partner, is the holder of warrants to purchase 118,000 shares of Common Stock and warrants to purchase 83,333 units, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock. On February 3, 2000, the Company reduced the exercise price of these warrants to $1.25 and extended their exercise period to February 2, 2002. The Company paid $191,501 and $131,632 during the years ended December 31, 2000 and December 31, 1999, respectively, to the same law firm noted above. The law firm and the Director also participated in the February 2001 private placement, each purchasing $50,000 of 10% Senior Secured Promissory Notes and warrants to purchase 7,143 shares of Milestone Common Stock.

Item 13. Exhibits and Reports on Form 8-K...

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

   3.3      Certificate of Amendment filed October 31, 1996. (3)

   3.4      Certificate of Amendment filed December 11, 1997. (6)

   3.5      By-laws of the Company. (1)

   4.1      Specimen Stock Certificate. (2)

   4.2      Form of Purchase Agreement dated January 31, 2000 (4)

   4.3      Form of Registration Rights Agreement dated January 31, 2000 (4)

   4.4      Form of Security Agreement dated January 31, 2000 (4)

   4.5 Form of Agreement to convert 3% Senior convertible notes dated January 31, 2000 (4)

   4.6      Form of Warrant dated January 31, 2000 (4)

   4.7      Form of 10% Senior Promissory Note dated January 31, 2000 (4)

   4.8      $200,000 8% Secured Promissory Note dated July 31, 2000 (4)

   4.9      $300,000 8% Secured Promissory Note dated July 31, 2000 (4)

   4.10     Warrant dated July 31, 2000 (4)

   4.11 20% Secured Promissory Notes to LongView Partners A, L.P. and Cumberland Benchmarked Partners, L.P. each dated August 28, 2000 (4)

   4.12     Purchase and Line of Credit Agreement dated July 31, 2000 (4)

   4.13     Purchase Agreement dated August 25, 2000 (4)

   4.14 Private Equity Line of Credit Agreement between the Company and Hillgreen Investments Limited dated January 22, 2001. (5)

   4.15 Registration Rights Agreement, dated January 22, 2001, between Registrant and Hillgreen Investments Limited. (5)

   4.16 Escrow Agreement dated as of January 22, 2001, among Registrant, Hillgreen Investments Limited and Epstein Becker & Green, P.C. (5)

   4.19     Line of Credit Agreement dated March 9, 2001.

   4.20     Form of 10% Promissory Note, dated March 9, 2001.

   4.21     Registration Rights Agreement dated March 9, 2001.

   4.22 Amendment to Purchase Agreement Dated January 31, 2000, dated March 16, 2001.

   4.23     Form of Senior Secured Promissory Note, dated March 16, 2001.

   4.24 Letter Agreement among the Company, Cumberland Benchmarked Partners, L.P. and LongView Partners A, L.P., dated March 23, 2001

   4.25 Form of revised 20% Secured Promissory Notes to LongView Partners A, L.P. and Cumberland Benchmarked Partners, L.P. dated August 28, 2000

   4.26 Letter Agreement, dated March 27, 2001, regarding the sale of 500,000 shares of the Company's Common Stock.

   10.1 Lease dated November 25, 1996 between Livingston Corporate Park Associates, L.L.C. and the Company. (3)

   10.2     Form of Underwriter's Warrant. (2)

   10.3 Financial Advisory and Investment Banking Agreement entered into July 1, 1996 between GKN Securities Corp. and the Company. (3)

   10.4 Employment Agreement dated November 1, 1996 by and between the Company and Gregory Volok. (3)

   10.5 Lease, as amended, dated November 6, 1991 between Raybec Management Co. and Wisdom. (3)

   10.6 Employment Agreement made as of December 23, 1996 by and between Sagacity I, Inc. and Joel D. Warady. (3)

   10.7 Agreement for SDS Product dated September 1, 1996 between Spintech and Princeton PMC. (3)

   10.8 Agreement for The Wand(R)Product dated September 1, 1996 between Spintech and Princeton PMC. (3)

   10.9 Exclusive Distributorship Agreement between Wisdom Toothbrushes Limited and Sagacity I, Inc. (3)

   10.10 Agreement between Milestone and Spintech dated September 21, 1994 and Amendment No. 1 thereto. (2)

   10.11 Employment Agreement between the Company and Leonard Osser dated January 1, 1998. (6)

   10.12    Undertaking of Leonard Osser dated April 5, 2000. (6)

   10.13    Purchase and Line of Credit Agreement dated July 31, 2000 (4)

   10.14    Purchase Agreement dated August 25, 2000 (4)

   10.15 Private Equity Line of Credit Agreement between the Company and Hillgreen Investments Limited dated January 22, 2001. (5)

   10.16 Registration Rights Agreement, dated January 22, 2001, between Registrant and Hillgreen Investments Limited. (5)

   10.17 Escrow Agreement dated as of January 22, 2001, among Registrant, Hillgreen Investments Limited and Epstein Becker & Green, P.C. (5)

   10.18    Line of Credit Agreement dated March 9, 2001 (provided as Exhibit
            4.19).

   10.19    Registration Rights Agreement dated March 9, 2001 (provided as
            Exhibit 4.21).

   10.20 Amendment to Purchase Agreement Dated January 31, 2000, dated March 16, 2001 (provided as Exhibit 4.22).

   10.21 Letter Agreement, dated March 27, 2001, regarding the sale of 500,000 shares of Common Stock (provided as Exhibit 4.26).

   10.22 Agreement among the Company, News USA, Inc. and Vested Media Partners, Inc., dated March 22, 2001.

   10.23 Letter from Leonard Osser and S Morse, Zelnick, Rose & Lander, LLP, dated April 9, 2000

   21.1     Subsidiaries of the Registrant. (3)

   23.1     Consent of Grant Thornton LLP

----------
   (1) Incorporated by reference to the Company's Registration Statement on Form SB-2 No. 333-92324.

   (2) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 No. 333-92324.

   (3) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1996.

   (4) Incorporated by reference to the Company's Registration Statement on Form S-3 No. 333-39784.

   (5) Incorporated by reference to the Company's Registration Statement on Form S-2 No. 333-54732.

   (6) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1999.

(b) There were no reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Milestone Scientific Inc.


                                        By: /s/ Leonard Osser
                                            ------------------------------------
                                            Leonard Osser,
                                            Chairman and Chief Executive Officer

Date:  April 16,  2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 31, 1999.

       Signature                        Date                  Title
       ---------                        ----                  -----

/s/Leonard Osser                   April 16, 2001        Chairman, and Chief
   ------------------------                               Executive Officer
         Leonard Osser

/s/Thomas M. Stuckey               April 16, 2001     Vice President and Chief
   ------------------------                               Financial Officer
         Thomas M. Stuckey

/s/Daniel R. Martin                April 16, 2001             Director
   ------------------------
         Daniel R. Martin

/s/Stephen A. Zelnick              April 16, 2001             Director
   ------------------------
         Stephen A. Zelnick

/s/Louis Margolis                  April 16, 2001             Director
   ------------------------
          Louis Margolis

/s/Leonard Schiller                April 16, 2001             Director
   ------------------------
         Leonard Schiller

/s/Paul Gregory                    April 16, 2001             Director
   ------------------------
         Paul Gregory

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
    Milestone Scientific Inc.

We have audited the accompanying consolidated balance sheets of Milestone Scientific Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Milestone Scientific Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company incurred net losses of $7,509,855 and $6,972,312 for the years ended December 31, 2000 and 1999, respectively. Cash used in operations amounted to $2,842,677 and $5,332,997 for the years ended December 31, 2000 and 1999, respectively. As of December 31, 2000, the Company also has a stockholders' deficit of $1,702,335 and its working capital is $111,039. The Company's losses and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans and intentions regarding these matters are also discussed in Note B. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GRANT THORNTON LLP

New York, New York
April 16, 2001

                   Milestone Scientific Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                     ASSETS                             2000              1999
                                                                    ------------      ------------
CURRENT ASSETS
    Cash and cash equivalents                                       $    172,867      $    242,843
    Accounts receivable, net of allowance for
       doubtful accounts of $160,244 and
       $79,814 in 2000 and 1999, respectively                            529,544           297,778
    Inventories                                                        1,039,377           709,305
    Deferred financing costs                                              71,328
    Prepaid expenses                                                     152,712           192,636
                                                                    ------------      ------------
           Total current assets                                        1,965,828         1,442,562
PROPERTY AND EQUIPMENT, net                                              273,141         1,669,769
ADVANCES TO CONTRACT MANUFACTURER                                        304,530         1,007,789
PATENTS, net                                                                             1,491,724
OTHER ASSETS                                                              10,318            10,318
                                                                    ------------      ------------
           Total assets                                             $  2,553,817      $  5,622,162
                                                                    ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Account payable                                                 $  1,148,527      $    996,120
    Accrued expenses                                                     214,437           226,390
    Accrued interest                                                     150,479            20,063
    Note payable - officer/stockholder                                   200,000
    Deferred compensation payable to
        officer/stockholder                                              141,346
                                                                    ------------      ------------
           Total current liabilities                                   1,854,789         1,242,573
                                                                    ------------      ------------
NOTES PAYABLE - LONG TERM                                              2,401,363         2,250,000
                                                                    ------------      ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, par value $.001; authorized,
       25,000,000 shares; 10,752,898 shares issued as of
       December 31, 2000 and 8,864,898 shares issued
       as of December 31, 1999                                            10,753             8,865
    Additional paid-in capital                                        34,584,473        30,877,375
    Accumulated deficit                                              (35,354,990)      (27,845,135)
    Deferred compensation                                                (31,055)
    Treasury stock, at cost, 100,000 shares                             (911,516)         (911,516)
                                                                    ------------      ------------
           Total stockholders' equity (deficit)                       (1,702,335)        2,129,589
                                                                    ------------      ------------
           Total liabilities and stockholders' equity (deficit)     $  2,553,817      $  5,662,162
                                                                    ============      ============

The accompanying notes are an integral part of these statements.

                   Milestone Scientific Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                                  2000             1999
                                                              ------------      -----------
Revenues                                                      $  5,674,351      $ 2,855,463
Cost of sales (including a $956,546 impairment charge for
    tooling equipment)                                           3,626,786        1,572,319
                                                              ------------      -----------

         Gross profit                                            2,047,565        1,283,144
                                                              ------------      -----------

Selling, general and administrative expense (including a
    $1,247,175 impairment charge for patents)                    8,497,955        7,009,543
Research and development expense                                   386,250          455,332
Loss from termination of Wisdom product line                        17,783           76,345
                                                              ------------      -----------

                                                                (8,901,988)      (7,541,220)
                                                              ------------      -----------

         Loss from operations                                   (6,854,423)      (6,258,076)
                                                              ------------      -----------

Interest income                                                      9,408           81,586
Interest expense                                                  (436,340)         (64,572)
Debt conversion expense                                                            (731,250)
Litigation settlement                                             (228,500)
                                                              ------------      -----------

         NET LOSS                                             $ (7,509,855)     $(6,972,312)
                                                              ============      ===========

Loss per common share - basic and diluted                     $       (.72)     $      (.80)
                                                              ============      ===========

Weighted-average shares outstanding - basic and diluted         10,489,689        8,729,905
                                                              ============      ===========

The accompanying notes are an integral part of these statements.

                   Milestone Scientific Inc. and Subsidiaries

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                     Years ended December 31, 2000 and 1999

                                                               Common stock           Additional
                                                         -----------------------       paid-in          Treasury
                                                            Shares       Amount        capital            stock
                                                         ----------     --------     ------------      -----------
Balance, December 31, 1998                                8,817,882     $  8,818     $ 30,111,734      $  (911,516)

Shares issued for interest payment                           47,016           47           36,391
Costs associated with registering shares                                                   (2,000)
Debt conversion expense                                                                   731,250

Net loss for the year ended December 31, 1999
                                                         ----------     --------     ------------      -----------

Balance, December 31, 1999                                8,864,898        8,865       30,877,375         (911,516)
                                                         ----------     --------     ------------      -----------

Warrants issued to consultants                                                            520,975
Common stock issued in settlement of litigation              88,000           88          203,412
Conversion of note payable into common stock              1,800,000        1,800        2,248,200
Costs associated with registering common stock                                            (32,521)
Options issued to directors                                                                62,110
Warrants issued with convertible notes                                                    502,830
Repricing of warrants issued to financing advisers                                        202,092
Net loss for the year ended December 31, 2000
                                                         ----------     --------     ------------      -----------

Balance, December 31, 2000                               10,752,898     $ 10,753     $ 34,584,473      $  (911,516)
                                                         ==========     ========     ============      ===========
                                                          Accumulated        Deferred
                                                            deficit        compensation         Total
                                                         ------------      -------------     -----------
Balance, December 31, 1998                               $(20,872,823)                       $ 8,336,213

Shares issued for interest payment                                                                36,438
Costs associated with registering shares                                                          (2,000)
Debt conversion expense                                                                          731,250

Net loss for the year ended December 31, 1999              (6,972,312)                        (6,972,312)
                                                         ------------                        -----------

Balance, December 31, 1999                                (27,845,135)                         2,129,589
                                                         ------------                        -----------

Warrants issued to consultants                                                                   520,975
Common stock issued in settlement of litigation                                                  203,500
Conversion of note payable into common stock                                                   2,250,000
Costs associated with registering common stock                                                   (32,521)
Options issued to directors                                                $    (31,055)          31,055
Warrants issued with convertible notes                                                           502,830
Repricing of warrants issued to financing advisers                                               202,092
Net loss for the year ended December 31, 2000              (7,509,855)                        (7,509,855)
                                                         ------------      ------------      -----------

Balance, December 31, 2000                               $(35,354,990)     $    (31,055)     $(1,702,335)
                                                         ============      ============      ===========

The accompanying notes are an integral part of these statements.

                   Milestone Scientific Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                   2000             1999
                                                               -----------      -----------
Cash flows from operating activities
    Net loss                                                   $(7,509,855)     $(6,972,312)
    Adjustments to reconcile net loss to net cash used in
      operating activities
        Patent amortization                                        244,549          263,950
        Noncash interest                                           377,963           36,438
        Depreciation                                               474,071          468,907
        Stock options issued to directors                           31,055
        Warrants issued to consultants                             520,975
        Common stock issued in litigation settlement               203,500
        Debt conversion expense                                                     731,250
        Loss on impairment of fixed assets                         956,546
        Loss on impairment of patents                            1,247,175
        Loss on disposal of fixed asset                             17,783
        Changes in assets and liabilities
          (Increase) decrease  in accounts receivable             (231,766)         133,129
          Increase in inventories                                 (330,072)        (944,043)
          Decrease in advances to contract manufacturer            703,259          482,211
          Decrease (increase) in prepaid expenses                   39,924          (65,373)
          Decrease in other assets                                                      280
          Increase in accounts payable                             152,407          451,415
          Increase in accrued interest                             130,416
          (Decrease) increase in accrued expenses                  (11,953)          81,151
          Increase in deferred compensation                        141,346
                                                               -----------      -----------
       Net cash used in operating activities                    (2,842,677)      (5,332,997)
                                                               -----------      -----------
Cash flows from investing activities
    Purchase of Treasury bills                                                   (3,753,000)
    Sale of Treasury bills                                                        7,020,940
    Capital expenditures                                           (51,773)        (106,806)
                                                               -----------      -----------
       Net cash (used in) provided by investing activities         (51,773)       3,161,134
                                                               -----------      -----------
Cash flows from financing activities
    Proceeds from note payable - officer/stockholder               200,000
    Proceeds from issuance of notes and lines of credit          2,900,000        2,250,000
    Principal payments on notes payable                           (243,005)        (150,000)
    Costs associated with registering shares                       (32,521)          (2,000)
                                                               -----------      -----------

       Net cash provided by financing activities                 2,824,474        2,098,000
                                                               ===========      ===========

       NET DECREASE IN CASH AND
          CASH EQUIVALENTS                                         (69,976)         (73,863)

Cash and cash equivalents at beginning of year                     242,843          316,706
                                                               -----------      -----------

Cash and cash equivalents at end of year                       $   172,867      $   242,843
                                                               ===========      ===========

                   Milestone Scientific Inc. and Subsidiaries

                             Year ended December 31,

                                                                  2000      1999
                                                                -------     ----

Supplemental disclosures of cash flow information:
   Cash paid during the year for
     Interest                                                   $58,727     $316
                                                                =======     ====

Supplemental schedule of noncash investing and financing activities:

      On February 1, 2000, warrants to purchase 142,857 shares at $1.75 per share were issued in connection with a $1,000,000 private placement of 10% notes. This resulted in a $226,519 debt discount and an equal increase in additional paid-in capital.

      Also in connection with the issuance of 10% notes on February 1, 2000, the Company repriced and extended the contractual life of 201,333 common stock purchase warrants (originally issued to advisors in 1997) and recorded $202,092 of deferred financing costs and an increase to additional paid-in capital.

      During 2000, warrants to purchase 70,000 shares at $3.00 per share (July 31, 2000) and 80,000 shares at $1.25 per share (December 8, 2000) were issued in connection with the aggregate draw down of $900,000 of a $1,000,000 line of credit. This resulted in debt discounts of $136,046 and $76,375, respectively, and equal increases in additional paid-in capital.

      In December 1999, the Company recognized a $731,250 loss relating to the conversion of $2,250,000 of notes payable into common stock in January 2000.

The accompanying notes are an integral part of these statements.

                   Milestone Scientific Inc. and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

NOTE A - ORGANIZATION

      Milestone Scientific Inc. (formerly U.S. Opportunity Search, Inc.) (the "Company") was incorporated in the State of Delaware in August 1989. The Company has developed a patented dental anesthetic delivery system that it markets directly to dental practitioners in the United States and to distributors in nondomestic markets for sale to practitioners principally in Canada, South Africa and Asia. The Company's products are manufactured by third-party contract manufacturers under agreements expiring at various times through 2001 and 2002.

NOTE B - LIQUIDITY AND FINANCIAL CONDITION

      The Company incurred net losses of $7,509,855 and $6,972,312 for the years ended December 31, 2000 and December 31, 1999, respectively. Cash used in operations amounted to $2,842,677 and $5,332,997 for the years ended December 31, 2000 and December 31, 1999, respectively. As of December 31, 2000, the Company also has a stockholders' deficit of $1,702,335 and its working capital is $111,039. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors, including its ability to generate operating cash flow via execution of its business plan, and secure financing sufficient to provide for its immediate working capital needs.

      The Company's policy is to continually evaluate the recoverability of its assets in accordance with accounting principles generally accepted in the United States of America. Due to the Company's history of generating losses on sales of its principal product, The Wand(R) , and uncertainty with respect to the predictability of future cash flows on product sales, the recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is in doubt. As a result of continued losses from operations, the Company determined that an impairment of certain assets has occurred. Accordingly, the Company recorded noncash charges of approximately $2,203,721 for the year ended December 31, 2000, representing the write-down of tooling equipment in the amount of $956,546 and the unamortized portion of patents in the amount of $1,247,175.

      The Company is continuing to execute the business model described in Note A based on its belief that The Wand(R) is a major advance in dentistry and that it may ultimately become the preferred method of delivering local dental anesthesia. Accordingly, the Company has taken certain steps aimed at growing and strengthening the end user base of The Wand(R) including
      (i) restructuring its sales initiative in the United States by eliminating the use of distributors thereby permitting dentists in the United States to order The Wand(R) directly from the Company at more favorable prices,
      (ii) introducing The Wand(R) Plus drive unit with several enhancements including a cruise control feature and (iii) establishing relationships

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2000 and 1999

NOTE B (continued)

      with distributors in markets in Canada, South Africa and Asia in an effort to increase sales in foreign markets. The Company has also initiated a cost reduction program including eliminating a key executive position and the Chief Executive Officer has voluntarily agreed to a deferral of his salary. Management believes that the above steps are critical to the realization of the Company's long-term business strategy; however, substantial funding is still required to execute the Company's business plan and there can be no assurance that the successful execution of such business plan will actually improve the Company's operating results.

      As of December 31, 2000, the Company has a $1,000,000 line of credit with a significant investor who is also the holder of a 10% secured promissory note. Such line of credit had availability of $100,000 as of December 31, 2000 that was drawn down in January 2001. In addition, the Company also restructured its obligations to the holders of its 10% Secured Promissory Notes (Notes H and O), which has had the effect of reducing the Company's immediate cash needs relating to the repayment of principal and obtained $1,000,000 in new financing from existing major investors, including $500,000 under a line of credit in support of its demo program for The Wand(R) and $500,000 from the private placement of 500,000 shares of common stock.

      Additional financing is still required in order for the Company to sustain its operations through December 31, 2001. Management believes it has access to potential sources of capital including the possible issuance of additional debt and equity securities to existing and new investors; however, there are currently no firm commitments in place for sufficient financing and there can be no assurance that the Company will be successful in its efforts to raise sufficient capital needed within the time frame needed to sustain its operations through December 31, 2001.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      1.    Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries and its majority-owned subsidiary, Spintech. All significant intercompany balances and transactions have been eliminated in consolidation.

      2.    Cash and Cash Equivalents

            For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2000 and 1999

NOTE C (continued)

      3.    Inventories

            Inventories principally consist of the current portion of advances to Tricor, the Company's contract manufacturer, in the amount of $700,000 for each of the years presented. Such advances will be drawn down as the Company places purchase orders with Tricor for the production of finished goods intended to be resold to dental practitioners. The remainder principally represents finished goods and component parts stated at the lower of cost (first-in, first-out method) or market.

      4.    Property and Equipment

            Property and equipment are recorded at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. The costs of maintenance and repairs are charged to operations as incurred.

      5.    Patents

            The excess of the Company's costs over the tangible net assets of Spintech has been allocated to patents and is being amortized over a period of ten years using the straight-line method (Note C-6).

      6.    Impairment of Long-Lived Assets

            The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. As indicated in Note B, the Company believes that an impairment of certain assets has occurred. Accordingly, the Company recorded, in the fourth quarter, a noncash charge of $2,203,731 for the year ended December 31, 2000, representing the write-down of tooling equipment and patents resulting from losses relating to sales of its principal product, The Wand(R) .

      7.    Revenue Recognition

            Revenue is recognized when title passes at the time of shipment.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2000 and 1999

NOTE C (continued)

      8.    Research and Development

            Research and development costs are expensed as incurred

      9.    Income Taxes

            The Company uses the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes, when required, are provided on the basis of the difference between the financial reporting and income tax bases of assets and liabilities at the statutory rates enacted for future periods.

      10.   Loss Per Common Share

            Net loss per share is presented under Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive. If the Company had reported net income, diluted earnings per share would have included the shares used in the computation of net loss per share plus common equivalent shares related to 1,708,801 and 1,251,231 outstanding options and warrants for the years ended December 31, 2000 and 1999, respectively.

      11.   Use of Estimates

            The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      12.   Fair Value of Financial Instruments

            The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Notes payable to officer/stockholder and long-term notes payable approximate fair value due to the fact that the effective interest rates are comparable among the various noteholders.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2000 and 1999

NOTE C (continued)

      13.   Accounting for Stock-Based Compensation

            The Company has adopted the disclosure provisions of Statements of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation," and therefore applies the intrinsic value method of accounting for employee stock options as prescribed under Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Under APB No. 25, when the exercise price of an employee stock option granted by the Company is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

            Compensation is recognized on options and warrants issued to nonemployees based upon the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

      14.   Concentration of Credit Risk

            The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high quality credit institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable as the Company does not require collateral or other securities to support customer receivables.

      15.   Reclassification

            The Company has reclassified certain amounts in the December 31, 1999 financial statements in order to conform to the December 31, 2000 presentation.

NOTE D - ACQUISITIONS

      Wisdom

      In December 1996, the Company completed the purchase of Wisdom's outstanding stock by issuing 23,250 shares of its common stock valued at $110,437. The acquisition has been recorded using the purchase method of accounting. The cost was less than the subsidiary's net assets at the date of

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2000 and 1999

NOTE D (continued)

      acquisition. The excess of net assets over cost has been applied to reduce the amounts assigned to noncurrent assets of the subsidiary. The operating results of Wisdom have been included in the Company's consolidated financial statements since the date of acquisition.

      In April 1999, the Company discontinued its selling effort with regard to the Wisdom product line, excluding SplatrFree(TM) prophy angles. The discontinued products generated net sales of $174,086 and an operating loss of $52,911 for the year ended December 31, 1999. In terminating the product line, the Company incurred $76,345 of expenses, including $19,291 for uncollectible receivables, $15,692 in aggregate termination compensation and employee benefits, $5,066 for a lease buyout, $18,793 in previously unamortized acquisition costs and $17,503 to write off inventory. During 2000, the Company disposed of Wisdom's trade show display and recognized a loss of $17,783.

      The Company had a line of credit, which had originally been secured by the assets associated with the Wisdom product line. In June 1999, the Company obtained a thirty-day extension of its $250,000 line of credit with some temporary modifications, including a line reduction. On July 26, 1999, the Company notified its lender that the Company would no longer be utilizing the line and remitted the outstanding balance of $50,000.

      Spintech

      In November 1995, the Company completed the purchase of 65% of Spintech's outstanding stock on a fully diluted basis for $2,700,000. The Company paid $2,026,495, which represents the $2,700,000 less amounts advanced to Spintech amounting to $632,500 plus interest of $41,005. The acquisition was recorded using the purchase method of accounting. The excess of the aggregate purchase price over the net tangible assets acquired was allocated to patents and is being amortized over ten years. The operating losses of Spintech have been included in the Company's consolidated financial statements since the date of acquisition. Because of recurring losses, the minority interest has been valued at zero for the years ended December 31, 2000 and 1999.

      On several occasions, during 1997, the Company offered, to those minority shareholders of Spintech who are accredited investors, the opportunity to exchange their Spintech shares for Milestone shares. The conversion offer ranged from 6.1 to 24.43 shares of Milestone common stock for 1 share of Spintech common stock. These offers were for restricted shares, and 1,017 shares of Spintech were converted.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2000 and 1999

NOTE D (continued)

      Also, the Company holds a series of annual options to purchase, for a nominal amount, an additional 3% of Spintech's outstanding shares following each of the first five fiscal years commencing after the closing of the stock purchase (or an aggregate of 15% of such shares if all of the options are exercised). Each option is exercisable only if Spintech does not achieve a specified pretax profit target as defined in the applicable fiscal year. As a result of Spintech not achieving the specified pretax profit, the Company since 1997 has annually exercised this option. The option exercised in 2000 increased the Company's ownership in Spintech to 87.0%. Milestone's ownership was 75.9% as of December 31, 1999. The Company's ownership increased to 79.3% on February 10, 2000 when Ronald and Glen Spinello surrendered their 5,025 shares as part of a settlement agreement. The values of the converted shares and associated offering costs were recorded as patents.

NOTE E - INVENTORY

      Inventory consists of the following:

                                                            December 31,
                                                   ----------------------------
                                                       2000              1999
                                                   -----------        ---------

The Wand(R) units and handpieces                   $   393,488        $ 369,129
Component parts and other materials                     50,818          314,249
                                                   -----------        ---------

                                                       444,306          683,378
Reserve                                               (104,929)        (674,073)
                                                   -----------        ---------

Inventory, net of reserves                             339,377            9,305

      Advances to Tricor                               700,000          700,000
                                                   -----------        ---------

                                                   $ 1,039,377        $ 709,305
                                                   ===========        =========

      Advances to Tricor, the Company's contract manufacturer, represent funds deposited with Tricor to fund future inventory purchase commitments. The aggregate amount of the advances (including the estimated current portion of $700,000 classified with inventory in each year presented) amounts to $1,004,530 and $1,707,789 at December 31, 2000 and 1999, respectively.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2000 and 1999

NOTE F - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                          December 31,
                                                -------------------------------
                                                    2000                1999
                                                -----------         -----------

Furniture and fixtures                          $   204,457         $   196,263
Office equipment                                    168,864             168,864
Trade show displays                                  81,800             130,135
Tooling equipment                                                     2,082,995
Computer servers and software                       105,653              67,557
                                                -----------         -----------

                                                    560,774           2,645,814

Less accumulated depreciation                      (287,633)           (976,045)
                                                -----------         -----------

                                                $   273,141         $ 1,669,769
                                                ===========         ===========

NOTE G - NOTE PAYABLE TO OFFICER/STOCKHOLDER

      Note payable to officer/stockholder represents a note payable to the Company's Chief Executive Officer with interest payable at 9% per annum. The $200,000 principal balance of the note was originally due on February 1, 2001. In January 2001, the Chief Executive Officer agreed to extend the due date for the payment of principal to April 1, 2001 and then, effective April 1, 2001, extended the due date a second time to April 30, 2001.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2000 and 1999

NOTE H - NOTES PAYABLE - LONG-TERM

      Notes payable - long-term consist of the following:

                                                             December 31,
                                                     ---------------------------
                                                         2000            1999
                                                     -----------      ----------

Senior convertible notes, with interest payable at
    3% per annum                                                      $2,250,000
Senior secured promissory notes, with interest
    payable at 10% per annum                         $   756,995
Promissory note payable with interest payable at
    8% per annum                                         900,000
Secured promissory note payable with interest
    payable at 20% per annum                           1,018,333
                                                     -----------      ----------

                                                       2,675,328       2,250,000

         Less debt discount                             (273,965)
                                                     -----------      ----------

                                                     $ 2,401,363      $2,250,000
                                                     ===========      ==========

      Substantially all assets of the Company are pledged as collateral for the above obligations.

      3% Convertible Notes

      In March 1999, the Company concluded a $2 million institutional private placement with Cumberland Partners, other investment funds managed by or affiliated with Cumberland Associates and certain principals of Cumberland Associates. An additional $250,000 was raised from the Chairman and Chief Executive Officer of Milestone, on the same terms and conditions. The investors purchased, at face value, 3% Senior Convertible Notes due 2003, convertible into Milestone Common Stock at prices increasing from $2.50 per share in the first year to $6.00 per share in the fourth year, subject to anti- dilution protection in the event of stock dividends and certain capital changes. Purchasers of the Notes were granted rights to participate in certain future security offerings by Milestone Scientific Inc. and Subsidiaries.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2000 and 1999

NOTE H (continued)

      In December 1999, the holders of the 3% Convertible Notes agreed, and in February 2000 formalized the agreement, to convert all $2,250,000 of such notes into common stock at a modified price of $1.25 per share. Of the 1,800,000 shares, which were to be issued, only the 200,000 shares to Mr. Osser are being held in escrow and pending shareholder approval.

      Since the scheduled conversion price was $2.50 per share, the Company recognized a noncash debt conversion expense of $731,250 in 1999.

      In September 1999, the Company issued 47,016 shares of Milestone Common Stock in lieu of cash of $36,438 in making the first semiannual interest payment, on the Senior Convertible Notes as permitted by the terms of the purchase agreement.

      10% Senior Secured Notes

      As of February 1, 2000, the Company concluded a $1,000,000 institutional private placement of its 10% Senior Secured Promissory Notes due June 30, 2001 and warrants to purchase 142,857 shares of Milestone Common Stock with Cumberland Associates LLC, Strategic Restructuring Partnership L.P., a former principal of Cumberland Associates, the Chief Executive Officer and another key executive of the Corporation, an affiliate of one of its directors and six other individuals. These notes are secured by all present and future inventories of Milestone and are prepayable out of a portion of the proceeds generated by sales of The Wand(R).

      The warrants are exercisable at prices ranging from $1.75 per share in the first year to $7.00 per share in the fifth year, subject to antidilution protection, if approved by the Board of Directors, in the event of stock dividends and certain capital changes. The relative fair market value of the warrants, which amounted to $292,857, was recorded as debt discount and is being amortized over the life of the related note obligations. Purchasers of the notes and warrants were also granted rights to participate in certain future security offerings by the Company.

      In addition, the Company also extended and repriced, to $1.25 per share, warrants for purchase of 201,333 shares of the Company's stock that were originally issued to the Company's law firm (in which a Director is a partner) for services they performed in connection with assisting the Company in obtaining the financing. The aggregate increase in the fair market value of the warrants, which amounts to $202,092, was recorded as a deferred financing cost and is being amortized over the life of the related note obligations.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2000 and 1999

NOTE H (continued)

      On April 5, 2000, the Company's Chief Executive Officer and the Director holding notes in the aggregate principal amounts of $250,000 and $50,000, respectively, agreed to defer all payments of principal and interest due to them until January 3, 2001.

      In April 2001, the Company entered into an agreement to restructure the remaining principal balance of $756,995 plus accrued interest (through the date of the restructuring agreement) as described in Note O.

      8% Promissory Note

      On July 31, 2000, the Company established a $1,000,000 credit facility with K. Tucker Andersen, a major investor. Initially, $500,000 was borrowed under the line. In December 2000, the Company borrowed an additional $400,000 and subsequently, in January 2001, the Company borrowed the remaining $100,000. The original $500,000 drawn down in July 2000 is due on June 30, 2003 and the remaining $500,000 drawn down in December 2000 and January 2001 is due on December 31, 2003.

      In addition, the investor was also issued two separate five-year warrants for the purchase of 70,000 shares and 80,000 shares of common stock at exercise prices of $3.00 per share and $1.25 per share, respectively. The relative fair market value of the warrants, which in the aggregate amounted to $212,421 was recorded as a debt discount and is being amortized as additional interest expense over the term of the related notes. The investors were also granted additional warrants for 20,000 shares exercisable at $1.25 per share in conjunction with the remaining $100,000 drawn down in January 2001.

      The Company may, at its own option, elect to convert $200,000 of the above notes into equity securities at any time up through May 31, 2003 in the event the Company completes a sale of such equity resulting in gross proceeds of at least $1,800,000, at a price per share substantially the same as those sold in such equity offering.

      20% Promissory Notes

      In August 2000, Milestone borrowed $1,000,000 from two funds managed by Cumberland Associates LLC pursuant to a two-year secured loan, bearing interest at 20% per annum, payable in cash, or through the issuance of additional 20% notes on which both interest and principal are payable at the maturity of the two-year secured loan. The loan is prepayable in cash at any time and is prepayable, with accrued interest, in Milestone common stock after March 31, 2001. Stock issued in payment of this debt will be valued at 85% of the then market prices.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2000 and 1999

NOTE H (continued)

      In October 2000, Milestone converted $18,333 in accrued into additional principal with interest payable at 20% per annum as provided for in the note agreement.

      In April 2001, the Company restructured its existing obligations to the holders of its 20% Promissory Notes as described in Note O.

NOTE I - STOCK OPTION PLAN

      In 1997, the Board of Directors approved the adoption of the 1997 Stock Option Plan. The 1997 Stock Option Plan provides for the grant of options to purchase up to 500,000 shares of the Company's common stock. In 1999, the Plan was amended, providing for the grant of options to purchase up to 1,000,000 shares of the Company's common stock. Options may be granted to employees, officers, directors and consultants of the Company for the purchase of common stock of the Company at a price not less than the fair market value of the common stock on the date of the grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant.

      The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company applies the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company recorded compensation expense of $31,055 representing the fair market value of the Company's common stock in excess of the exercise price relating to the vested portion of stock options issued to Directors during the year ended December 31, 2000. No compensation expense was recorded during the year ended December 31, 1999, since the exercise prices of stock options issued to employees and Directors were equal to the fair market values of the Company's common stock on the date of grant.

      If the Company had elected to recognize compensation expense based upon the fair value at the grant date, consistent with the methodology prescribed by SFAS No. 123, pro forma net loss and net loss per share to common stockholders for the years ended December 31, 2000 and 1999 would have increased to the following pro forma amounts:

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2000 and 1999

NOTE I (continued)

                                                         December 31,
                                              ---------------------------------
                                                   2000                1999
                                              -------------       -------------

Net loss as reported                          $  (7,509,855)      $  (6,972,312)
Pro forma net loss                               (9,018,851)         (9,647,015)
Loss per share as reported                    $        (.72)      $        (.80)
Pro forma loss per share                               (.86)               (.80)

      The weighted-average fair value of the individual options granted during 2000 and 1999 was estimated as $1.73 and $1.45, respectively, on the date of grant. The fair value for 2000 and 1999 was determined using a Black-Scholes option-pricing model with the following assumptions:

                                                                December 31,
                                                           ---------------------
                                                            2000          1999
                                                           -------       -------

Volatility                                                   140%        158.10%
Risk-free interest rate                                        6%          6.35%
Expected life                                              5 years       5 years

      Stock option activity during 2000 and 1999 is summarized below:

                                                  Shares of        Weighted-
                                                 common stock       average
                                                 attributable      exercise
                                                  to options    price of options
                                                  ----------    ----------------

Options outstanding at December 31, 1998            541,000         $ 9.85

Granted                                             252,000           2.39
Forfeited                                           (15,000)         (5.38)
                                                   --------

Options outstanding at December 31, 1999            778,000         $ 7.51

Granted                                             291,110           1.79
Forfeited                                          (140,000)        (11.62)
                                                   --------

Options outstanding at December 31, 2000            929,110         $ 5.11
                                                   ========

      No options were exercised during each of the years presented.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2000 and 1999

NOTE I (continued)

      The following table summarizes information concerning outstanding and exercisable options at December 31, 2000.

                                                 Remaining
                            Number              contractual           Number
 Exercise prices          outstanding           life (years)        exercisable
 ---------------          -----------           ------------        -----------

    $  .88                   50,000                 4.00               16,667
      1.00                   50,000                 3.00               50,000
      1.25                    5,000                 3.75                1,667
      1.56                    5,000                 2.75                3,333
      1.61                   62,110                 4.50               31,055
      1.81                   34,000                 4.00               10,389
      2.19                  136,000                 4.50               21,542
      2.50                  100,000                 3.75               33,333
      3.00                   51,500                 3.50               32,833
      4.00                    1,500                 3.50                  500
      5.00                    1,500                 3.50                  500
      5.13                  152,000                 1.25              152,000
      5.38                   20,000                 1.00               20,000
      6.00                    1,500                 3.50                  500
      6.50                    4,000                 1.50                4,000
      7.00                  106,500                 1.50              106,500
      7.56                   43,500                 1.50               43,500
     16.00                   50,000                 2.00               50,000
     16.50                   25,000                 2.00               16,666
     23.00                   30,000                 2.00               20,000
                            -------                                   -------

                            929,110                                   614,985
                            =======                                   =======

      The weighted-average exercise price of options exercisable at December 31, 2000 is $6.34.

      The Company also charged $520,975 to operations during the year ended December 31, 2000, representing the fair market value of 267,500 common stock purchase warrants issued to consultants.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2000 and 1999

NOTE J - EMPLOYMENT CONTRACT AND DEFERRED COMPENSATION

      The Company has a five-year employment contract with its Chief Executive Officer ("CEO") providing for an annual base compensation of up to $350,000, plus stock options and cash bonuses based upon attaining certain earnings levels, which the Company has not yet achieved.

      In July 1998, the CEO agreed to a voluntary reduction of his annual base salary from $350,000 to approximately $188,000 that remained in effect through August 2000. At that time, the CEO agreed to defer his annual salary on a discretionary basis. Accordingly, the Company has recorded deferred compensation payable to the CEO in the amount of $141,346 that is payable upon demand. The CEO reserves the right to resume his normal salary payments (pursuant to the terms of his employment agreement) at any time.

NOTE K - INCOME TAXES

      Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities are as follows:

                                                           December 31,
                                                  -----------------------------
                                                       2000              1999
                                                  ------------      -----------

Current assets and liabilities
    Allowance for doubtful accounts               $     99,000      $    39,000
    Inventory allowance                                821,000        1,000,000
    Warrants issued to consultants                     260,000
    Other                                               58,000            6,000

Valuation allowance                                 (1,238,000)      (1,045,000)
                                                  ------------      -----------

Current deferred tax asset (liability)            $         --      $        --
                                                  ============      ===========

Noncurrent assets and liabilities
    Depreciation                                  $   (720,000)     $   (57,000)
    Asset impairment charge                            770,000
    Net operating loss carryforward                 11,600,000        9,400,000
    Other                                               12,000               --
                                                  ------------      -----------

                                                    11,662,000        9,343,000
Valuation allowance                                (11,622,000)      (9,343,000)
                                                  ------------      -----------

Noncurrent deferred tax asset (liability)         $         --      $        --
                                                  ============      ===========

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2000 and 1999

NOTE K (continued)

      As of December 31, 2000, the Company has Federal and State net operating loss carryforwards of approximately $29,000,000 that will be available to offset future taxable income, if any through December 2020. The utilization of the Company's net operating losses may be subject to a substantial limitation due to the "change of ownership provisions" under
      Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization. The Company has established a 100% valuation allowance to reserve for all of its net deferred tax assets due to the uncertainty that their benefit will be realized in the future.

      The provision for income taxes differs from the effective tax rate used in the financial statements as a result of current year net operating losses, the benefit of which has not been recognized in the current year.

NOTE L - PRODUCT SALES AND SIGNIFICANT CUSTOMERS

      The Company's sales by product and by geographical region are as follows:

                                                            December 31,
                                                     ---------------------------
                                                        2000             1999
                                                     ----------       ----------

The Wand(R) system kits and System Kits              $3,551,075       $1,562,850
The Wand(R) handpieces                                1,916,354        1,000,820
Prophy angles                                            76,680           75,700
Dental needles                                          121,760           31,240
Wisdom products excluding prophy angles                                  174,086
Other                                                     8,482           10,767
                                                     ----------       ----------

                                                     $5,674,351       $2,855,463
                                                     ==========       ==========

United States                                        $3,458,522       $1,585,733
Canada                                                  205,314          118,040
Other foreign countries                               2,010,515        1,151,690
                                                     ----------       ----------

                                                     $5,674,351       $2,855,463
                                                     ==========       ==========

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2000 and 1999

NOTE L (continued)

      During the year ended December 31, 2000, aggregate sales to three customers amounted to approximately $1,891,000, each representing 12%, 11% and 10% of the year's sales, respectively. Accounts receivable due from one of these customers (a worldwide distributor of the Company's products based in South Africa) amounted to approximately $360,000 representing 68% of net accounts receivable due at December 31, 2000. During the year ended December 31, 1999, sales to one customer amounted to approximately $516,000 representing 18% of sales for the year.

NOTE M - COMMITMENTS AND CONTINGENCIES

      Lease Commitments

      The Company leases office space and warehouse facilities under noncancelable operating leases expiring at various times through 2004. These leases also provide for escalations of the Company's share of utilities and operating expenses.

      Aggregate minimum rental commitments under noncancelable operating leases are as follows:

Year ending December 31,
    2001                                                            $129,000
    2002                                                              52,000
    2003                                                              55,000
    2004                                                              18,000
                                                                    --------

                                                                    $254,000
                                                                    ========

      Rent expense amounted to approximately $143,000 and $136,000 for the years ended December 31, 2000 and 1999, respectively.

      Contract Manufacturing Agreements

      The Company has informal arrangements for the manufacture of The Wand(R) unit and system kit with Tricor Systems, Inc. ("Tricor") and for the manufacture of The Wand(R) disposable handpiece by Nypro Inc. under thirty-day cancelable agreements expiring in January 2002 and December 2001, respectively, but renewable annually unless otherwise terminated by either party.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2000 and 1999

NOTE M (continued)

      The termination of the manufacturing relationship with any of the above manufacturers could have a material adverse effect on the Company's ability to produce and sell its products. Though alternate sources of supply exist and new manufacturing relationships could be established, the Company would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, whether or not as a result of termination of such a relationship, would adversely affect the Company.

NOTE N - RELATED PARTY TRANSACTIONS

      The Company paid $191,501 and $131,632 during the years ended December 31, 2000 and December 31, 1999, respectively, to a law firm where one of the partners is also on the Company's Board of Directors. The law firm and the Director also participated in the February 2001 private placement (Note
      H), each purchasing $50,000 of 10% Senior Secured Promissory Notes and warrants to purchase 7,143 shares of Milestone Common Stock.

NOTE O - SUBSEQUENT EVENTS

      DEBT RESTRUCTURING

      10% Senior Secured Promissory Notes

      In April 2001, the Company restructured its obligations to the holders of its 10% Senior Secured Promissory Notes. Under the terms of the agreement, each of the noteholders agreed to exchange their 10% Notes for a new, zero coupon note (the "Zero Coupon Note") (a) paying interest at 20% per annum until maturity on March 31, 2002, (b) having a face amount equal to the outstanding principal owed to the noteholders plus accrued interest and interest payable until maturity, (c) giving Milestone the option to pay the face value of the notes in cash or in shares of common stock, provided that the shares have been registered under the Securities Act of 1933, and
      (d) paying each noteholder 108% of the face value of his Zero Coupon Note, including unearned interest to maturity, if there is a change of control of Milestone. Moreover, the warrants previously issued to the noteholders were amended to provide for an exercise price of $1.75 per share up to the date of maturity.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2000 and 1999

NOTE O (continued)

      20% Promissory Notes

      In April 2001, the Company restructured its existing obligations to the holders of its 20% Promissory Notes. The 20% Promissory Notes were amended to make them prepayable with accrued interest (a) in cash at any time before maturity, (b) in shares of common stock at any time after issuance but before July 31, 2002 if the common stock, valued as set forth in the notes, is at least $5.00 per share, or (c) in shares of common stock, valued as set forth in the notes, on or after July 31, 2002. Stock issued in payment of this debt will be valued at 85% of then market prices.

      $1,000,000 IN NEW FINANCING

      During the first quarter of 2001, Milestone received $1,000,000 in new financing from existing major investors, $500,000 pursuant to a line of credit in support of its demo program for The Wand(R) and $500,000 from the private placement of 500,000 shares of common stock. Milestone will pay a 2% facility fee on the line of credit and interest at the rate of 10% per annum on monies borrowed. In addition, the lender received a warrant for the purchase of up to 100,000 shares of Milestone's common stock at a per share purchase price of $1.10.

      EQUITY LINE COMMITMENT

      In January 2001, Milestone entered into a three-year private equity line agreement with Hillgreen Investments Limited ("Hillgreen"), a British Virgin Islands corporation, pursuant to which Hillgreen is obligated to purchase, subject to the fulfillment of specified conditions, up to 2.1 million shares of Milestone common stock over the next 36 months. Hillgreen has allocated up to $20 million to fund its purchase obligations. The transaction was arranged by Jesup & Lamont Securities Corporation, a New York-based investment banking firm. Milestone's right to draw upon this facility is subject to a number of limitations and conditions, including a limitation on the amounts sold to Hillgreen within specified periods, and the effectiveness of a resale registration statement covering the securities to be purchased. Subject to these and other conditions and limitations, Milestone will have full control over the timing of any financing under the equity line and is under no obligation to sell any shares to Hilllgreen. Any shares that are sold will be priced at 87.5% of the volume weighted average market price of Milestone common stock during a fixed period prior to the sale. Milestone has discretion to establish a floor price below which shares will not be sold by Milestone to Hillgreen.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2000 and 1999

NOTE O (continued)

      AGREEMENT WITH MEDIA SERVICES COMPANY TO BOOST EXPOSURE

      In March 2001, Milestone signed an agreement with News USA, Inc. and Vested Media Partners, Inc. to increase the awareness of healthcare professionals and the public to the benefits of its The Wand(R) and CompuFlo(TM) technologies. Under the agreement, News USA is required to prepare, write and seek to place in newspapers and other media, articles about Milestone's products and technologies. News USA has guaranteed 72,000 media placements during the 18-month term of the agreement. In return for their services, News USA and Vested Media Partners have received warrants for an aggregate of approximately 1,172,000 shares exercisable at prices increasing from $1.28 to $3.00 during the three-year warrant term.