Form 10QSB
period 2001-03-31
MILESTONE SCIENTIFIC INC/NJ
filed 2001-05-21
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number 0-26284

                            MILESTONE SCIENTIFIC INC.
                            -------------------------
             (Exact name of Registrant as specified in its charter)

      Delaware                                                13-3545623
      ------------------------------------------------------------------
      State or other jurisdiction                       (I.R.S. Employer
      of organization)                               Identification No.)

              220 South Orange Avenue, Livingston, New Jersey 07039
              -----------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (973) 535-2717
                                 --------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 15, 2001 the Registrant had a total of 11,272,847 shares of Common Stock, $.001 par value, outstanding.

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

                                      INDEX

PART I.       FINANCIAL INFORMATION                                        Page

     ITEM 1.  Condensed Consolidated Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets at March 31,
              2001 and December 31, 2000                                     4

              Condensed Consolidated Statements of Operations
              for the three months ended March 31, 2001
              and 2000                                                       5

              Condensed Consolidated Statements of Cash Flows
              for the three months ended March 31, 2001 and 2000             6

              Notes to Condensed Consolidated Financial Statements           8

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            13

PART II. OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K                               17

SIGNATURES                                                                   18

                          Part 1. Financial Information

ITEM 1. Condensed Consolidated Financial Statements

                   Milestone Scientific Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         March 31,       December 31,
                                                                            2001            2000
                                                                        (unaudited)       (audited)
ASSETS
CURRENT ASSETS
    Cash                                                               $    568,471      $    172,867
    Accounts receivable, net of allowance for
       doubtful accounts of $85,252 and
       $160,244 in 2001 and 2000, respectively                              702,235           529,544
    Inventories                                                           1,264,513         1,039,377
    Deferred financing costs                                                 35,665            71,328
    Prepaid expenses                                                         82,092           152,712
                                                                       ------------      ------------
           Total current assets                                           2,652,976         1,965,828

PROPERTY AND EQUIPMENT, net                                                 251,178           273,141
ADVANCES TO CONTRACT MANUFACTURER                                            75,634           304,530
OTHER ASSETS                                                                 11,154            10,318
                                                                       ------------      ------------
            Total assets                                               $  2,990,942      $  2,553,817
                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Account payable                                                    $  1,665,856      $  1,148,527
    Accrued expenses                                                        222,705           214,437
    Accrued interest                                                        163,089           150,479
    Promissory notes-short term                                             717,021                --
    Note payable-officer/stockholder                                        200,000           200,000
    Deferred compensation payable to officer/stockholder                    228,846           141,346
                                                                       ------------      ------------
           Total current liabilities                                      3,197,517         1,854,789
                                                                       ------------      ------------
NOTES PAYABLE-LONG TERM                                                   2,041,404         2,401,363
                                                                       ------------      ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
    Common stock, par value $.001; authorized,
       25,000,000 shares; 11,372,847 issued as of
       March 31, 2001 and 10,752,898 issued
       as of December 31, 2000                                               11,373            10,753
    Additional paid in capital                                           35,697,750        34,584,473
    Accumulated deficit                                                 (36,690,313)      (35,354,990)
    Unearned advertising                                                   (324,218)               --
    Deferred Compensation                                                   (31,055)          (31,055)
    Treasury stock, at cost, 100,000 shares                                (911,516)         (911,516)
                                                                       ------------      ------------
                Total stockholders' deficit                              (2,247,979)       (1,702,335)
                                                                       ------------      ------------

                Total liabilities and stockholders' deficit            $  2,990,942      $  2,553,817
                                                                       ============      ============

See notes to condensed consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the three months ended March 31,
                                   (unaudited)

                                                     2001               2000
                                                     ----               ----

Revenues                                        $  1,262,371       $  1,410,793
Cost of sales                                        571,837            639,708
                                                ------------       ------------

Gross profit                                         690,534            771,085
                                                ------------       ------------

Selling, general and
    administrative expenses                        1,813,548          1,635,327
Research and development expenses                     18,718            101,200
                                                ------------       ------------

                                                   1,832,266          1,736,527
                                                ------------       ------------

         Loss from operations                     (1,141,732)          (965,442)

Settlement costs - Spinello lawsuit                       --           (228,500)

Interest expense                                    (195,015)           (20,153)

Interest income                                        1,424              1,707
                                                ------------       ------------
                NET LOSS                        $ (1,335,323)      $ (1,212,388)
                                                ============       ============

Loss per share - basic                          $       (.12)      $       (.12)
                                                ============       ============

Weighted average shares outstanding               10,753,816         10,000,063
                                                ============       ============

See notes to condensed consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,
                                   (unaudited)

                                                                           2001             2000
                                                                       -----------      ------------
Cash flows from operating activities
    Net loss                                                           $(1,335,323)     $ (1,212,388)
    Adjustments to reconcile net loss to net cash used in
      Operating activities
        Patent amortization                                                     --           61,139
        Amortization of debt discount and deferred financing costs          95,014               --
        Depreciation                                                        23,534          117,600
        Common Stock issued for services                                   150,000               --
        Common stock issued in litigation settlement                            --          203,500
        Changes in assets and liabilities
              Increase in accounts receivable                             (172,691)        (172,834)
              (Increase) decrease in inventories                          (225,136)         209,426
              Decrease in advances to contract manufacturer                228,896           40,000
              Decrease in prepaid expenses                                  70,620           31,032
              Increase in other assets                                        (836)              --
              Increase in accounts payable                                 517,329           43,324
              Increase (decrease) in accrued interest                      100,000           (6,116)
              (Decrease) increase in accrued expenses                        8,268          (94,240)
             Increase in deferred compensation                              87,500               --
                                                                       -----------      ------------
       Net cash used in operating activities                              (452,825)        (779,557)
                                                                       -----------      ------------
Cash flows from investing activities, Capital expenditures                  (1,571)          (5,221)
                                                                       -----------      ------------

Cash flows from financing activities
    Proceeds from sale of common stock                                     500,000               --
    Proceeds from issuance of notes and lines of credit                    350,000        1,000,000
                                                                       -----------      ------------

       Net cash provided by financing activities                           850,000        1,000,000
                                                                       -----------      ------------

       NET INCREASE IN CASH                                                395,604          215,222

Cash, beginning of period                                              $   172,867      $   242,843
                                                                       -----------      ------------

Cash, end of period                                                    $   568,471      $   458,065
                                                                       ===========      ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                           $        --      $    27,375
                                                                       ===========      ===========

See notes to condensed consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2001 and 2000
                                   (unaudited)

Supplemental schedule of noncash financing activities:

In January 2001, pursuant to the 20% promissory note agreements, the Company converted $51,111 of accrued interest into additional principal.

In January 2001, the Company granted warrants to purchase 20,000 shares of common stock (with an estimated fair value of $23,400) in connection with $100,000 drawn from a $1,000,000 credit facility provided by a major existing investor. This resulted in an initial increase to debt discount and to additional paid in capital.

In February 2001, the Company issued 27,641 shares of common stock in exchange for payment of accrued interest totaling $36,279.

In February 2001, the Company issued 92,308 shares of common stock with a value of $150,000 for services rendered.

In March 2001, pursuant to a $500,000 line of credit agreement, the Company granted warrants to purchase 100,000 shares of common stock (with an estimated fair value of $80,000). This resulted in an initial increase to debt discount and in additional paid in capital

In March 2001, the Company granted warrants to purchase 390,625 shares of common stock with an estimated fair value of $324,418 for advertising services. This amount was recorded in the stockholders' deficit as an increase to unearned advertising and to additional paid in capital.

                   Milestone Scientific Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

      The unaudited condensed consolidated financial statements of Milestone Scientific Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

      These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2000 financial statements.

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three month periods ended March 31, 2001 and 2000.

      The results reported for the three months ended March 31, 2001 are not necessarily indicative of the results of operations, which may be expected for a full year.

NOTE 2 - BASIS OF PRESENTATION

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company has incurred substantial losses from operations. In addition, at March 31, 2001 the Company has a working capital deficiency of $544,541 and a stockholders' deficit of $2,247,979. The Company has used cash from operations of $452,825 for the three months ended March 31, 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern.

      The Company is continuing to execute its business model which is based on its belief that The Wand(R) is a major advance in dentistry and that it may ultimately become the preferred method of delivering local dental anesthesia. Accordingly, the Company has taken certain steps aimed at growing and strengthening the end user base of The Wand(R) including (i) restructuring its sales initiative in the United States by eliminating the use of distributors thereby permitting dentists in the United States to order The Wand(R) directly from the Company at more favorable prices, (ii) introducing The Wand(R) Plus drive unit with several enhancements including a cruise control feature, and (iii) establishing relationships with distributors in markets in Europe, Canada, South Africa and Asia in an effort to increase sales in foreign markets. In March 2001, Milestone signed an agreement with News USA, Inc. and Vested Media Partners, Inc. to increase the awareness of healthcare professionals and the public to the benefits of The Wand(R) and Compuflo(TM) technologies. The Company also has initiated a cost reduction program which includes eliminating a key executive position and the Chief Executive Officer has voluntarily agreed to a deferral of his salary. Management believes that the above steps are critical to the realization of the Company's long-term business strategy; however, substantial funding is still required to execute the Company's business plan and there can be no assurance that the successful execution of such business plan will actually improve the Company's operating results.

      Due to the Company's history of generating losses on sales of its principal product, The Wand(R), and uncertainty with respect to the predictability of future cash flows on product sales, the recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheets is in doubt. As a result of continued losses from operations, the Company determined that an impairment of certain assets has occurred. Accordingly, the Company recorded noncash charges of $2,203,721 for the year ended December 31, 2000, representing the write-down of tooling equipment in the amount of $956,546 and the unamortized portion of patents in the amount of $1,247,175.

      At March 31, 2001, Milestone had $568,471 in cash, and working capital deficiency of $544,541. Several steps have been taken to improve liquidity and meet Milestone's working capital needs. As further described in Note 4, the Company (i) restructured its obligations to the holders of its 10% Secured Promissory Notes, which has had the effect of reducing the Company's immediate cash needs relating to the repayment of principal,
      (ii) borrowed the remaining $100,000 from the $1,000,000 line of credit,
      (iii) borrowed $250,000 on a newly obtained $500,000 line of credit and
      (iv) received $500,000 from the sale of 500,000 shares of common stock. In January 2001, Milestone entered into a three-year private equity line agreement with Hillgreen Investments Limited ("Hillgreen"), a British Virgin Islands corporation, pursuant to which Hillgreen is obligated to purchase, subject to the fulfillment of specified conditions, up to 2,100,000 shares of Milestone common stock over the next 36 months. Hillgreen has allocated $20,000,000 to fund its purchase obligations.

NOTE 3 - LOSS PER SHARE

      Basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per common share is computed using the weighted average common shares outstanding after giving effect to potential common stock equivalents, plus any other potentially dilutive securities outstanding, unless the effect is anti-dilutive.

      For the three months ended March 31, 2001 and 2000, the assumed exercise of certain dilutive options and warrants were anti-dilutive. Accordingly, basic and diluted loss per share is based on the weighted average common shares outstanding.

      Options and warrants, in aggregate, to purchase 560,625 shares of common stock were issued during the three months ended March 31, 2001 but were not included in the computation of diluted loss per share because the effect would have been anti-dilutive. This includes options to purchase 50,000 shares of common stock issued to Milestone's CEO, Leonard Osser, at fair value.

NOTE 4 - REVOLVING CREDIT LINE and NOTES PAYABLE

      Debt Restructuring

      10% Senior Secured Promissory Notes

      In March 2001, the Company restructured its obligations to the holders of its 10% Senior Secured Promissory Notes. Under the terms of the agreement, each of the noteholders agreed to exchange their 10% Notes for a new, zero coupon note (the "Zero Coupon Note") (a) paying interest at 20% per annum until maturity on March 31, 2002, (b) having a face amount equal to the outstanding principal owed to the noteholders plus accrued interest and interest payable until maturity, (c) giving Milestone the option to pay the face value of the notes in cash or in shares of common stock, provided that the shares have been registered under the Securities Act of 1933, and
      (d) paying each noteholder 108% of the face value of his Zero Coupon Note, including unearned interest to maturity, if there is a change of control of Milestone. Moreover, the warrants previously issued to the noteholders were repriced back to the initial exercise price of $1.75 per share at the date of grant.

      $1,000,000 in New Financing

      During the first quarter of 2001 and through two major existing investors, Milestone obtained a $500,000 line of credit which matures on August 31, 2002 in support of its demo program for The Wand(R) and received $500,000 from the sale of 500,000 shares of common stock. Milestone will pay a 2% facility fee on the line of credit and interest at the rate of 10% per annum on monies borrowed. In connection with obtaining the line of credit, the lender received warrants to purchase 100,000 shares of common stock at an exercised price of $1.69 and an aggregate estimated fair value of $80,000. As of March 31, 2001, the Company had drawn down $250,000 from the line of credit.

      Year 2000 Financing

      Note Payable to Officer/stockholder

      Notes payable to officer/stockholder represents a note payable to the Company's Chief Executive Officer with interest payable at 9% per annum. The $200,000 principal balance of the note originally was due on February 1, 2001. The Chief Executive Officer has agreed to extend the due date for the payment of principal to June 15, 2001.

      10% Senior Secured Promissory Notes

      As of February 1, 2000, the Company concluded a $1,000,000 institutional private placement of its 10% Senior Secured Promissory Notes due June 30, 2001 and warrants to purchase 142,857 shares of Milestone Common Stock with Cumberland Associates LLC, Strategic Restructuring Partnership L.P., a former principal of Cumberland Associates, the Chief Executive Officer and another key executive of the corporation, an affiliate of one of its directors and six other individuals. These notes are collateralized by all present and future inventories of Milestone and were originally prepayable out of a portion of the proceeds generated by sales of The Wand(R). As described above, these notes were restructured in March 2001.

      8% Promissory Note

      On July 31, 2000, the Company established a $1,000,000 credit facility with a major existing investor. Initially, $500,000 was borrowed under the line. In December 2000, the Company borrowed an additional $400,000 and subsequently, in January 2001, the Company borrowed the remaining $100,000. The original $500,000 drawn down in July 2000 is due on June 30,

      2003 and the remaining $500,000 drawn down in aggregate during December 2000 and January 2001 is due on December 31, 2003.

      In addition, the investor was issued in 2000, two separate five-year warrants for the purchase of 70,000 shares and 80,000 shares of common stock at exercise prices of $3.00 per share and $1.25 per share, respectively. The relative fair market value of the warrants, which in the aggregate amounted to $212,421 was recorded as a debt discount and is being amortized as additional interest expense over the term of the related notes. The investor also was granted additional warrants for 20,000 shares exercisable at $1.25 per share in conjunction with the remaining $100,000 drawn down in January 2001. The estimated value of the 20,000 warrants was $23,400 and was record as a debt discount and is being amortized as additional interest expense over the term of the related notes.

      The Company may, at its own option, elect to convert $200,000 of the above notes into equity securities at any time up through May 31, 2003 in the event the Company completes a sale of such equity resulting in gross proceeds of at least $1,800,000, at a price per share substantially the same as those sold in such equity offering.

      20% Promissory Notes

      In August 2000, Milestone borrowed $1,000,000 from two funds managed by Cumberland Associates LLC bearing interest at 20% per annum, with principal and interest due in October 2002. After March 31, 2001, at the option of the Company, upon written notice to the noteholders, in lieu of principal and interest, the Company may issue common stock at .85% of the market price. In October 2000, Milestone converted $18,333 in accrued interest into additional principal with interest payable at 20% per annum as provided for in the note agreement. In January 2001, Milestone converted $51,111 in accrued interest into additional principal.

      Equity Line Commitment

      In January 2001, Milestone entered into a three-year private equity line agreement with Hillgreen Investments Limited ("Hillgreen"), a British Virgin Islands corporation, pursuant to which Hillgreen is obligated to purchase, subject to the fulfillment of specified conditions, up to 2,100,000 shares of Milestone common stock over the next 36 months. Hillgreen has allocated $20,000,000 to fund its purchase obligations. The transaction was arranged by Jesup & Lamont Securities Corporation, a New York-based investment banking firm. Milestone's right to draw upon this facility is subject to a number of limitations and conditions, including a limitation on the amounts sold to Hillgreen within specified periods.. Subject to these and other conditions and limitations, Milestone will have full control over the timing of any financing under the equity line and is under no obligation to sell any shares to Hillgreen. Any shares that are sold will be priced at 87.5% of the volume weighted average market price of Milestone common stock during a fixed period prior to the sale. Milestone has discretion to establish a floor price below which shares will not be sold by Milestone to Hillgreen.

      NOTE 5 - CONTINGENCIES

      In March 2001, the Company entered into an advertising agreement with News USA, Inc. and Vested Media Partners, Inc. (the "Agreement") to increase the awareness of healthcare professionals and the public to the benefits of The Wand(R) and the CompuFlo(TM) technologies. Under the Agreement, News USA is required to prepare articles and advertisements for the Company's products and technologies and place them in newspapers and on radio stations. News USA has guaranteed 72,000 media placements during the 18-month term of the Agreement. In exchange for these services the Company granted warrants to purchase 1,171,875 shares of common stock exercisable on the following dates and prices over the life of the Agreement; (1) $1.28 during the first 18 months, (2) $2.25 during the next nine months and (3) $3.00 during the next nine months.

      The Agreement provides for a termination clause in the fourth month if the Company's average closing stock price does not exceed $2.25 during the first ten days of the fourth month provided that the Company has received 24,000 publications. Accordingly, the remaining two-thirds of the warrants to purchase the Company's common stock would not become exercisable. However, the vendor can recommence producing the publications whenever the Company's average closing stock price for a ten day period exceeds $2.25. At the end of the ninth month at the option of the vendor, if the Company's stock price has not averaged $2.25 for a ten day period, the Agreement can be terminated and accordingly two-thirds of the warrants remaining to purchase the Company's common stock will be forfeited or the vendor could resume fulfilling one-half of its obligation in three months and the remaining obligation in the next six months.

      As of March 31, 2001, the Company recorded unearned advertising cost of $324,218 which represents the estimated fair value of the 390,625 of the warrants for one-third of the total warrants granted based on the 24,000 minimum placements. The unearned advertising costs will be amortized as publications are received by the Company over the minimum placements. The estimated fair value of the remaining warrants to purchase 781,250 of the Company's common stock have not been recorded in the Company's consolidated financial statements due to the likelihood that the Agreement will not be fulfilled.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      During the three months ended March 31, 2001, the Company achieved five major objectives. As mentioned above, it received $850,000 in new financing from existing major investors, and restructured approximately $756,000 of existing debt and obtained an equity commitment subject to certain conditions for up to 2,100,000. shares of its Common Stock. Furthermore, it reached an agreement with a media service company to increase the awareness of healthcare professionals and the public to the benefits of The Wand(R) and the Company's new CompuFlo(TM) technologies. Finally, Milestone was granted a broad new U.S. patent covering the CompuFlo(TM) technology.

Three months ended March 31, 2001 compared to three months ended March 31, 2000

Statement of Operations

      Net sales for the three months ended March 31, 2001 and March 31, 2000 were $1,262,371 and $1,410,793, respectively. The $148,422 or 11% decrease is attributable primarily to several transactions unique to the first quarter of 2000 when the Company launched the sale of The Wand(R) in Japan, partnered with a domestic distributor in a promotional sales effort and availed to its best customers the first time opportunity to purchase refurbished units of The Wand(R) at a special discounted price. These efforts generated revenues of approximately $284,000, $58,000 and $70,000, respectively. The decrease was partially offset by a $56,750 or 13% increase in domestic handpiece sales. Domestic unit sales were slightly higher as the Company began transitioning from a sales force to an independent sales force.

      Cost of sales for the three months ended March 31, 2001 and March 31, 2000 were $571,837 and $639,708, respectively. The $67,871 decrease is attributable primarily to lower foreign and promotional unit sales volume and $94,000 in depreciation of tooling equipment during the first quarter of 2000. The tooling equipment was written off during the fourth quarter of 2000. The decrease was partially offset by the recovery in the first quarter of 2000 of approximately $120,000 in previously written down inventory.

      For the three months ended March 31, 2001, the Company generated a gross profit of $690,534 or 54.7% as compared to a gross profit of $771,085 or 54.7% for the three months ended March 31, 2000.

      Selling, general and administrative expenses for the three months ended March 31, 2001 and 2000 were $1,813,548 and $1,635,327, respectively. The
      $178,221 increase is attributable primarily to 92,308 shares issued for service rendered with a value of $150,000 in non-cash compensation; $177,000 increase in legal fees associated with restructured loan agreements, equity and advertising agreements; its medical patents registration; and additional patents on The Wand(R) and CompuFlo(TM) technologies; a $40,500 increase in the CEO salary which was his approved base salary in 1998 and which is being completely deferred and a $40,000 increase in professional fees. These increases were partially offset by a $123,000 decrease in expenses associated with the sale and marketing of The Wand(R).

      Research and development expenses for the three months ended March 31, 2001 and March 31, 2000 were $18,718 and $101,200, respectively. The $82,482 difference is the result of higher costs incurred during the first quarter of 2000, which were associated with the development of product improvements and the medical unit.

      The loss from operations for the three months ended March 31, 2001 and 2000 were $1,101,732 and $965,442, respectively.

      In February 2000, the Company executed a settlement of the lawsuit between two former employees, Ronald Spinello, DDS, former Chairman and Director of Research of Spintech and his son, Glen Spinello. Milestone paid $25,000 to Dr. Spinello and issued 80,000 shares of common stock to him and 8,000 shares of common stock to Glen Spinello. Since the market price of the shares was $2.3125 per share, the Company recognized a $228,500 expense. The Company received from the Spinello's 5,025 shares of Spintech common stock, a subsidiary of Milestone.

      The Company incurred interest expense of $195,015 for the three months ended March 31, 2001 as compared to $20,153 of interest expense for the same period for calendar 2000. The difference is attributable to higher average borrowings in 2001 and $95,014 in amortization of the debt discount and deferred financing costs which is associated with the detachable warrants from the financing described below.

      The net loss for the three months ended March 31, 2001 was $1,335,323 as compared to a net loss of $1,212,388 for the quarter ended March 31, 2000. The $122,935 increase in net loss is attributable to a decrease in foreign sales volume for The Wand(R) and its disposable handpiece and an increase in interest expense.

      Liquidity and Capital Resources

      At March 31, 2001, Milestone had $568,471 in cash of which $500,000 was received on March 30, 2001 from the sale of common stock and had a working capital deficiency of $544,541. For the three months ended March 31, 2001, the Company increased cash by $395,604.

      For the three months ended March 31, 2001, the Company's net cash used in operating activities was $452,825. This was attributable primarily to a net loss of $1,335,323 adjusted for non cash items of $95,014 for amortization of debt discount and deferred financing costs, $23,534 for depreciation, and $150,000 for common stock issued for services; a $172,691 increase in accounts receivable; a $225,136 increase in inventory; a $70,620 decrease in prepaid expenses; an increase in accrued expenses of $8,268; an $100,000 increase in accrued interest; a $517,329 increase in accounts payable; and an $87,500 increase in deferred compensation.

      For the three months ended March 31, 2001, the Company used $1,571 in investing activities for capital expenditures.

      For the three months ended March 31, 2001, the Company generated $850,000 from financing activities. This was due to the $500,000 received from the sale of common stock and the $350,000 received in aggregate from two credit lines. These financings were accomplished through two major existing investors.

      To improve liquidity and meet its working capital needs, the Company has restructured existing debt and raised additional capital.

      Debt Restructuring

      10% Senior Secured Promissory Notes

      In March 2001, the Company restructured its obligations to the holders of its 10% Senior Secured Promissory Notes. Under the terms of the agreement, each of the noteholders agreed to exchange their 10% Notes for a new, zero coupon note (the "Zero Coupon Note") (a) paying interest at 20% per annum until maturity on March 31, 2002, (b) having a face amount equal to the outstanding principal owed to the noteholders plus accrued interest and interest payable until maturity, (c) giving Milestone the option to pay the face value of the notes in cash or in shares of common stock, provided that the shares have been registered under the Securities Act of 1933, and
      (d) paying each noteholder 108% of the face value of his Zero Coupon Note, including unearned interest to maturity, if there is a change of control of Milestone. Moreover, the warrants previously issued to the noteholders were repriced back to the initial exercise price of $1.75 per share at the date of grant.

      $1,000,000 in New Financing

      During the first quarter of 2001 and through two major existing investors, Milestone obtained a $500,000 line of credit which matures on August 31, 2002 in support of its demo program for The Wand(R) and received $500,000 from the sale of 500,000 shares of common stock. Milestone will pay a 2% facility fee on the line of credit and interest at the rate of 10% per annum on monies borrowed. In connection with obtaining the line of credit, the lender received warrants to purchase 100,000 shares of common stock at an exercised price of $1.69 and an aggregate estimated fair value of $80,000. As of March 31, 2001, the Company had drawn down $250,000 from the line of credit.

      In addition to the financings described above and henceforth, Milestone continues to explore additional equity and debt financings. However, there can be no assurance that any additional financings will be consummated.

      DENTAL OPERATIONS

      The Company is continuing to execute its business model, which is based on its belief that The Wand(R) is a major advance in dentistry and that it may ultimately become the preferred method of delivering local anesthesia. Accordingly, the Company has taken certain steps aimed at growing and strengthening the end user base of The Wand(R) including (i) restructuring its sales initiative in the United States by eliminating the use of distributors thereby permitting dentists in the United States to order The Wand(R) directly from the Company at more favorable prices, (ii) introducing The Wand(R) Plus drive unit with several enhancements including a cruise control feature and (iii) establishing relationships with distributors in markets in Europe,

      Canada, South Africa and Asia in an effort to increase sales in foreign markets. In March 2001, Milestone signed an agreement with News USA, Inc. and Vested Media Partners, Inc. to increase the awareness of healthcare professionals and the public to the benefits of The Wand(R) and Compuflo(TM) technologies. The Company also has initiated a cost reduction program which included eliminating a key executive position and the Chief Executive Officer has voluntarily agreed to a deferral of his salary. Management believes that the above steps are critical to the realization of the Company's long-term business strategy; however, substantial funding is still required to execute the Company's business plan and there can be no assurance that the successful execution of such business plan will improve the Company's operating results.

      PROPOSED MEDICAL OPERATIONS

      In March 2001, Milestone officially was granted a broad new United States patent and three related United States patents covering its CompuFlo(TM) technology, a new technology for computer-controlled infusion of a wide array of liquid drugs and other fluids, aspiration of bodily fluids and the measurement of in-tissue pressure. The CompuFlo(TM) technology is designed to reduce patient pain and tissue tearing during injection procedures. Use of the CompuFlo(TM) technology will provide doctors with real time feed-back of flow rate, volume injected and tissue pressure. The technology automatically will collect clinical data on the volume of drugs injected and treatment performed, creating a treatment record that should help reduce medical errors in hospitals and medical offices. The technology can also be adapted for home use devices. Devices using the new technology will employ a newly developed single-use disposable handpiece. The new technology was developed for the Company by Dr. Mark Hochman, its Director of Research and Development.

      OTHER MATTERS

      In April, 2001, Milestone began revamping its domestic sales force handling sales of "The Wand" (R) for dental use. The new sales force is paid on a commission basis, thus substantially reducing risk. Since the adoption of the new sales program in April 2001, seven existing salesmen have converted to independent sales representatives receiving only commission compensation on the sales of units and handpieces. The representatives schedule their own appointments and engage in certain follow up activities. Recruiting efforts are underway to fill new positions on the same basis. Ten existing customer service representatives will also continue to play an important role in both selling new units and handling sales of replacement disposables. The new sales force will provide Milestone with national market coverage in dentistry. In addition, PTM Group ("PTM") has been engaged on a commission basis, to train, guide and oversee the sales effort. PTM is an outsource marketing, product development and contract manufacturing service company with more than 20 years experience in the medical and dental market.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits: None

(b)   Reports on Form 8-K:
      Change of Auditors, filed May 8, 2001

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned

                                           MILESTONE SCIENTIFIC INC.
                                           -------------------------
                                                   Registrant


                                           /s/ Leonard Osser
                                           -------------------------------------
                                           Leonard Osser Chairman and
                                           Chief Executive Officer


                                           /s/ Thomas M. Stuckey
                                           -------------------------------------
                                           Thomas M. Stuckey, Vice President and
                                           Chief Financial Officer

Dated: May 18, 2001