Form 10QSB
period 2001-06-30
MILESTONE SCIENTIFIC INC/NJ
filed 2001-08-14
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2001

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 13, 2001 the Registrant had a total of 11,272,847 shares of Common Stock, $.001 par value, outstanding.

Forward looking statements

When used in this Quarterly Report on Form 10-QSB, the words "may", "will", "should", "expect", "believe", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial condition. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in the Company's reports and registration statements files with the Securities and Exchange Commission (the "Commission"). The Company disclaims any intent or obligation to update such forward-looking statements.

                                     INDEX


PART I.      FINANCIAL INFORMATION                                        Page

     ITEM 1. Condensed Consolidated Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets at June 30,
             2001 and December 31, 2000                                    4

             Condensed Consolidated Statements of Operations
             for the six and three months ended June 30, 2001
             and 2000                                                      5

             Condensed Consolidated Statements of Cash Flows
             for the six months ended June 30, 2001 and 2000               6

             Notes to Condensed Consolidated Financial Statements          8

     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           13

PART II. OTHER INFORMATION

     ITEM 6. Exhibits and Reports on Form 8-K                              19

SIGNATURES                                                                 20

                          Part 1. Financial Information

ITEM 1. Condensed Consolidated Financial Statements

                   Milestone Scientific Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   June 30,           December
                                                                     2001             31, 2000
                                                                 ------------       ------------
                                                                 (unaudited)
ASSETS
CURRENT ASSETS
    Cash                                                         $     24,536       $    172,867
    Accounts receivable, net of allowance for
       doubtful accounts of $99,209 and
       $160,244 in 2001 and 2000, respectively                        400,128            529,544
    Inventories                                                     1,280,136          1,039,377
    Deferred financing costs, net                                      26,749             71,328
    Prepaid expenses                                                   53,509            152,712
                                                                 ------------       ------------

           Total current assets                                     1,785,058          1,965,828

PROPERTY AND EQUIPMENT, net                                           241,144            273,141
ADVANCES TO CONTRACT MANUFACTURER                                          --            304,530
OTHER ASSETS                                                           12,362             10,318
                                                                 ------------       ------------
            Total assets                                         $  2,038,564       $  2,553,817
                                                                 ============       ============

          LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Account payable                                              $  1,524,926       $  1,148,527
    Accrued expenses                                                  199,446            214,437
    Accrued interest ($152,944 payable in stock at the
      Company's option, 203,703 shares as of June 30, 2001)           234,823            150,479
    Promissory notes-short term (payable in stock at the
      Company's option, 946,243 shares as of June 30, 2001)           727,014                 --
    Note payable-officer/stockholder                                  200,000            200,000
    Deferred compensation payable to officer/stockholder              316,346            141,346
                                                                 ------------       ------------
           Total current liabilities                                3,202,555          1,854,789

NOTES PAYABLE-LONG TERM ($1,122,916 payable in stock at the
    Company's option, 1,651,348 shares as of June 30, 2001)         2,186,704          2,401,363
                                                                 ------------       ------------
                Total liabilities                                   5,389,259          4,256,152
                                                                 ------------       ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
    Common stock, par value $.001; authorized,
       25,000,000 shares; 11,372,847 issued as of
       June 30, 2001 and 10,752,898 issued
       as of December 31, 2000                                         11,373             10,753
    Additional paid in capital                                     35,697,750         34,584,473
    Accumulated deficit                                           (37,799,513)       (35,354,990)
    Unearned advertising                                             (317,734)                --
    Deferred Compensation                                             (31,055)           (31,055)
    Treasury stock, at cost, 100,000 shares                          (911,516)          (911,516)
                                                                 ------------       ------------
                Total stockholders' deficit                        (3,350,695)        (1,702,335)
                                                                 ------------       ------------

                Total liabilities and stockholders' deficit      $  2,038,564       $  2,553,817
                                                                 ============       ============

See notes to condensed consolidated financial statements

                   Milestone Scientific Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the six and three months ended June 30,
                                   (unaudited)

                                                Six Months Ended                      Three Months Ended
                                                     June 30,                              June 30,
                                             2001                2000               2001              2000
                                             ----                ----               ----              ----
Net sales                                $  2,180,812       $  2,933,797       $    918,441       $  1,523,004
Cost of sales                               1,056,557          1,271,556            484,720            631,848
                                         ------------       ------------       ------------       ------------

Gross profit                                1,124,255          1,662,241            433,721            891,156
                                         ------------       ------------       ------------       ------------

Selling, general and
  administrative expenses                   3,172,125          3,459,811          1,358,577          1,824,484
Research and development expenses              28,081            198,950              9,363             97,750
                                         ------------       ------------       ------------       ------------
                                            3,200,206          3,658,761          1,367,940          1,922,234
                                         ------------       ------------       ------------       ------------

    Loss from operations                   (2,075,951)        (1,996,520)          (934,219)        (1,031,078)

Settlement cost - Spinello lawsuit                 --           (228,500)                --                 --
Interest expense                             (371,180)           (54,133)          (176,165)           (33,979)
Interest income                                 2,608              3,544              1,184              1,836
                                         ------------       ------------       ------------       ------------

    Net loss                             $ (2,444,523)      $ (2,275,609)      $ (1,109,200)      $ (1,063,221)
                                         ============       ============       ============       ============

Loss per share - basic and diluted       $       (.22)      $       (.21)      $       (.10)      $       (.10)
                                         ============       ============       ============       ============

Weighted average shares outstanding        11,014,765         10,652,898         11,272,847         10,326,480
                                         ============       ============       ============       ============

See notes to condensed consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,
                                   (unaudited)

                                                                        2001            2000
                                                                        ----            ----
Cash flows from operating activities
 Net loss                                                          $(2,444,523)      $(2,275,609)
 Adjustments to reconcile net loss to
 net cash used in operating activities
   Amortization of advertising costs                                     6,484
   Amortization of debt discount and deferred financing costs          145,972                --
   Amortization of patents                                                  --           122,278
   Depreciation                                                         41,009           234,748
   Common stock issued for services                                    150,000                --
   Settlement of Spinello lawsuit                                           --           203,500
 Changes in operating assets and liabilities:
   Accounts receivable                                                 129,416          (294,521)
   Inventories                                                        (240,759)          331,179
   Prepaid expenses                                                     99,203           131,987
   Advances to contract manufacturer                                   304,530                --
 Other assets                                                           (2,044)               --
 Accounts payable                                                      376,399           462,614
 Accrued interest                                                      225,206           (37,489)
 Accrued expenses                                                      (14,991)            3,186
 Deferred compensation                                                 175,000                --
                                                                   -----------       -----------
    Net cash used in operating activities                           (1,049,098)       (1,118,127)
                                                                   -----------       -----------

Cash flows from investing activities - capital expenditures             (9,012)           (8,801)
                                                                   -----------       -----------

Cash flows from financing activities
 Proceeds from sale of common stock                                    500,000                --
 Net proceeds from issuance of notes and
    lines of credit                                                    409,779           955,724
 Cost associated with registering shares                                    --           (22,701)
                                                                   -----------       -----------
    Net cash provided by financing activities                          909,779           933,023
                                                                   -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (148,331)         (193,905)

Cash and cash equivalents at beginning of period                       172,867           242,843
                                                                   -----------       -----------
Cash and cash equivalents at end of period                         $    24,536       $    48,938
                                                                   ===========       ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                         $        --       $    50,947
                                                                   ===========       ===========

See notes to condensed consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2001 and 2000
                                   (unaudited)

Supplemental schedule of noncash financing activities:

In January and April 2001, pursuant to the 20% promissory note agreements, the Company converted $51,111 and $53,472, respectively, of accrued interest into additional principal.

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

In March 2001, pursuant to a $500,000 line of credit agreement, the Company granted warrants to purchase 100,000 shares of common stock (with an estimated fair value of $80,000). This resulted in an initial increase to debt discount and in additional paid in capital.

In March 2001, the Company granted warrants to purchase 390,625 shares of common stock with an estimated fair value of $324,418 for advertising services. This amount was recorded in stockholders' deficit as an increase to unearned advertising and to additional paid in capital.

                   Milestone Scientific Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001

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

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for six months ended June 30, 2001 and 2000.

      The results reported for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations, which may be expected for a full year.

NOTE 2 - BASIS OF PRESENTATION

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company has incurred substantial losses from operations. In addition, at June 30, 2001 the Company has a working capital deficiency of $1,417,497 and a stockholders' deficit of $3,350,695. The Company has used cash from operations of $1,049,098 for the six months ended June 30, 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern.

      The Company is continuing to execute its business model which is based on its belief that The Wand(R) is a major advance in dentistry and that it may ultimately become the preferred method of delivering local dental anesthesia. Accordingly, the Company has taken certain steps aimed at growing and strengthening the end user base of The Wand(R) including (i) transitioning its domestic outside sales force to independent sales representatives, (ii) introducing The Wand(R) Plus drive unit with several enhancements including a cruise control feature, and (iii) establishing relationships with distributors in markets in Europe, Canada, South Africa, South America and Asia in an effort to increase sales in foreign markets. In March 2001, Milestone signed an agreement with News USA, Inc. and Vested Media Partners, Inc. to increase the awareness of healthcare professionals and the public to the benefits of The Wand(R) and Compuflo(TM) technologies. The Company also has initiated a cost reduction program which includes eliminating a key executive position and the Chief Executive Officer has voluntarily agreed to a deferral of his salary. Management believes that the above steps are critical to the realization of the Company's long-term business strategy; however, substantial funding is still required to execute the Company's business plan and there can be no assurance that the successful execution of such business plan will actually improve the Company's operating results.

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

      At June 30, 2001, Milestone had $24,536 in cash, and working capital deficiency of $1,417,497. Several steps have been taken to improve liquidity and meet Milestone's working capital needs. As further described in Note 4, the Company (i) restructured its obligations to the holders of its 10% Secured Promissory Notes, which has had the effect of reducing the Company's immediate cash needs relating to the repayment of principal,
      (ii) borrowed the remaining $100,000 from the $1,000,000 line of credit,
      (iii) borrowed $309,779 on a newly obtained $500,000 line of credit and
      (iv) received $500,000 from the sale of 500,000 shares of common stock. In January 2001, Milestone entered into a three-year private equity line agreement with Hillgreen Investments Limited ("Hillgreen"), a British Virgin Islands corporation, pursuant to which Hillgreen is obligated to purchase, subject to the fulfillment of specified conditions, up to 2,100,000 shares of Milestone common stock over the next 36 months. Hillgreen has allocated $20,000,000 to fund its purchase obligations.

NOTE 3 - LOSS PER SHARE

      Basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per common share is computed using the weighted average common shares outstanding after giving effect to potential common stock equivalents, plus any other potentially dilutive securities outstanding, unless the effect is anti-dilutive.

      For the three and six months ended June 30, 2001 and 2000, the assumed exercise of certain dilutive options and warrants were anti-dilutive. Accordingly, basic and diluted loss per share is based on the weighted average common shares outstanding.

      Options and warrants, in aggregate, to purchase 560,625 shares of common stock were issued during the six months ended June 30, 2001 but were not included in the computation of diluted loss per share because the effect would have been anti-dilutive. This includes options to purchase 50,000 shares of common stock issued to Milestone's CEO, Leonard Osser, at fair value.

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

      $1,000,000 in New Financing

      In March 2001 and through two major existing investors, Milestone obtained a $500,000 line of credit which matures on August 31, 2002 and received $500,000 from the sale of 500,000 shares of common stock. Milestone will pay a 2% facility fee on the line of credit and interest at the rate of 10% per annum on monies borrowed. In connection with obtaining the line of credit, the lender received warrants to purchase 100,000 shares of common stock at an exercised price of $1.69 and an aggregate estimated fair value of $80,000. As of June 30, 2001, the Company had drawn down $309,779 from the line of credit.

      Year 2000 Financing

      Note Payable to Officer/stockholder

      Note payable to officer/stockholder represents a note payable to the Company's Chief Executive Officer with interest payable at 9% per annum. The $200,000 principal balance of the note originally was due on February 1, 2001. The Chief Executive Officer has agreed to extend the due date for the payment of principal to August 31, 2001

      10% Senior Secured Promissory Notes

      As of February 1, 2000, the Company concluded a $1,000,000 institutional private placement of its 10% Senior Secured Promissory Notes due June 30, 2001 and warrants to purchase 142,857 shares of Milestone Common Stock with Cumberland Associates LLC, Strategic Restructuring Partnership L.P., a former principal of Cumberland Associates, the Chief Executive Officer and another key executive of the corporation, an affiliate of one of its directors and six other individuals. These notes are collateralized by all present and future inventories of Milestone and were originally prepayable out of a portion of the proceeds generated by sales of The Wand(R). As described above, these notes were restructured in March 2001.

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

      In addition, in 2000, the investor was issued two separate five-year warrants for the purchase of 70,000 shares and 80,000 shares of common stock at exercise prices of $3.00 per share and $1.25 per share, respectively. The relative fair market value of the warrants, which in the aggregate amounted to $212,421, was recorded as a debt discount and is being amortized as additional interest expense over the term of the related notes. The investor also was granted additional warrants for 20,000 shares exercisable at $1.25 per share in conjunction with the remaining $100,000 drawn down in January 2001. The estimated value of the 20,000 warrants was $23,400 and was record as a debt discount and is being amortized as additional interest expense over the term of the related notes.

      The Company may, at its own option, elect to convert $200,000 of the above notes into equity securities at any time up through May 31, 2003 in the event the Company completes a sale of such equity resulting in gross proceeds of at least $1,800,000, at a price per share substantially the same as those sold in such equity offering.

      20% Promissory Notes

      In August 2000, Milestone borrowed $1,000,000 from two funds managed by Cumberland Associates LLC bearing interest at 20% per annum, with principal and interest due in October 2002. After March 31, 2001, at the option of the Company, upon written notice to the noteholders, in lieu of principal and interest, the Company may issue common stock at .85% of the market price. In October 2000, Milestone converted $18,333 in accrued interest into additional principal with interest payable at 20% per annum as provided for in the note agreement. In January and April 2001, Milestone converted $51,111 and $53,472 in accrued interest into additional principal, respectively.

      Equity Line Commitment

      In January 2001, Milestone entered into a three-year private equity line agreement with Hillgreen Investments Limited ("Hillgreen"), a British Virgin Islands corporation, pursuant to which Hillgreen is obligated to purchase, subject to the fulfillment of specified conditions, up to 2,100,000 shares of Milestone common stock over the next 36 months. Hillgreen has allocated $20,000,000 to fund its purchase obligations. The transaction was arranged by Jesup & Lamont Securities Corporation, a New York-based investment banking firm. Milestone's right to draw upon this facility is subject to a number of limitations and conditions, including a limitation on the amounts sold to Hillgreen within specified periods. Subject to these and other conditions and limitations, Milestone will have full control over the timing of any financing under the equity line and is under no obligation to sell any shares to Hillgreen. Any shares that are sold will be priced at 87.5% of the volume weighted average market price of Milestone common stock during a fixed period prior to the sale. Milestone has discretion to establish a floor price below which shares will not be sold by Milestone to Hillgreen.

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

      As of June 30, 2001, the Company recorded unearned advertising cost of $324,218 which represents the estimated fair value of the 390,625 of the warrants for one-third of the total warrants granted based on the 24,000 minimum placements. The unearned advertising costs are being amortized as publications and are received by the Company over the minimum placements. For the three months ended June 30, 2001, the Company recorded $6,484 of advertising charges. The estimated fair value of the remaining warrants to purchase 781,250 of the Company's common stock have not been recorded in the Company's consolidated financial statements due to the likelihood that the Agreement will not be fulfilled.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      During the six months ended June 30, 2001, the Company achieved six major objectives. As mentioned previously, it received over $900,000 in new financing from existing major investors, restructured approximately $756,000 of existing debt and obtained an equity commitment subject to certain conditions for up to 2,100,000 shares of its Common Stock. It successfully reduced operating overhead through cost containment programs and transitioning to a commission based sales incentive program for sales representatives. Furthermore, it reached an agreement with a media service company to increase the awareness of healthcare professionals and the public to the benefits of The Wand(R) and the Company's new CompuFlo(TM) technologies. Finally, Milestone was granted a broad new U.S. patent covering the CompuFlo(TM) technology.

Three months ended June 30, 2001 compared to three months ended June 30, 2000

Statement of Operations

      Net sales for the three months ended June 30, 2001 and June 30, 2000 were $918,441 and $1,523,004, respectively. The $604,563 or 40% decrease is attributable primarily to several transactions unique to the second quarter of 2000 when the Company launched the sale of The Wand(R) in Brazil, completed a partnering arrangement with a domestic distributor in a promotional sales effort and fully availed to customers the opportunity to purchase refurbished units of The Wand(R) at a special discounted price. These efforts generated revenues of approximately $359,000, $58,000 and $200,000, respectively. Domestic unit sales were lower as the Company completed the transition from a sales force to an independent sales force. The decrease was partially offset by a $16,000 or 4% increase in domestic handpiece sales.

      Cost of sales for the three months ended June 30, 2001 and 2000 were $484,720 and $631,848, respectively. The $147,128 decrease is attributable primarily to lower foreign and promotional unit sales volume and $97,021 in depreciation of tooling equipment during the second quarter of 2000. The tooling equipment was written off during the fourth quarter of 2000. The decrease was partially offset by the recovery in the second quarter of 2000 of previously written down inventory for parts and finished goods, $147,000 and $50,000, respectively.


      For the three months ended June 30, 2001, the Company generated a gross profit of $433,721 or 47% as compared to a gross profit of $891,156 or 59% for the three months ended June 30, 2000.

      Selling, general and administrative expenses for the six months ended June 30, 2001 and 2000 were $1,358,577 and $1,824,484, respectively. The
      $465,907 decrease is attributable primarily to a $309,000 aggregate reduction in selling and marketing expenses for the Wand(R) and approximately $61,000 of patent amortization for the second quarter of 2000, and $175,000 decrease in legal expenses. This decrease was partially offset by a $41,000 increase in professional fees.

      Research and development expenses for the three months ended June 30, 2001 and 2000 were $9,363 and $97,750, respectively. The $88,387 difference is the result of higher costs incurred during the second quarter of 2000, which were associated with the development of product improvements and the medical unit.

      The loss from operations for the three months ended June 30, 2001 and 2000 were $934,219 and $1,031,078 respectively.

      In February 2000, the Company executed a settlement of the lawsuit between two former employees, Ronald Spinello, DDS, former Chairman and Director of Research of Spintech, and his son, Glen Spinello. Milestone paid $25,000 to Dr. Spinello and issued 80,000 shares of common stock to him and 8,000 shares of common stock to Glen Spinello. Since the market price of the shares was $2.3125 per share, the Company recognized a $228,500 expense. The Company received from the Spinellos 5,025 shares of Spintech common stock, a subsidiary of Milestone.

      The Company incurred interest expense of $176,165 for the three months ended June 30, 2001 as compared to $33,979 of interest expense for the same period for calendar 2000. The difference is attributable to higher average borrowings in 2001 and $50,958 in amortization of the debt discount and deferred financing costs which is associated with the detachable warrants from the financing described below.

      The net loss for the three months ended June 30, 2001 was $1,109,200 as compared to a net loss of $1,063,221 for the quarter ended June 30, 2000. The $45,979 increase in net loss is attributable to a decrease in foreign sales volume for The Wand(R) and its disposable handpiece and an increase in interest expense. This was partially offset by a decrease in operating expenses.

      Six months ended June 30, 2001 compared to six months ended June 30, 2000.

      Statement of Operations

      Net sales for the six months ended June 30, 2001 and 2000 were $2,180,812 and $2,933,797, respectively. The $752,985 or 26% decrease is attributable primarily to several transactions unique to the first six months of 2000 when the Company partnered with a domestic distributor in a promotional sales effort, availed to its customers the first time opportunity to purchase refurbished units of The Wand(R) at a special discounted price and launched the sale of The Wand(R) in Japan and Brazil. These efforts generated revenues of approximately $87,000, $270,000 and $674,000, respectively. The decrease was partially offset by a $70,000 or 8.6% increase in domestic handpiece sales. Domestic unit sales were lower as the Company began transitioning from a sales force to an independent sales force.

      Cost of sales for the six months ended June 30, 2001 and 2000 were $1,056,557 and $1,271,556, respectively. The $214,999 decrease is attributable primarily to lower foreign sales and promotional unit sales and $194,142 in depreciation of tooling equipment during the first half of 2000. The tooling equipment was written off during the fourth quarter of

      2000. The decrease was partially offset by the recovery in the first six months of 2000 of previously written down inventory for parts and firnished goods of $147,000 and $170,000, respectively.

      For the six months ended June 30, 2001, the Company generated a gross profit of $1,124,255 or 52% as compared to a gross profit of $1,662,241 or 57% for the six months ended June 30, 2000.

      Selling, general and administrative expenses for the six months ended June 30, 2001 and 2000 were $3,172,125 and $3,459,811, respectively. The
      $287,686 decrease is attributable primarily to a $475,000 aggregate reduction in selling and marketing expenses for the Wand(R) and approximately $ 122,000 of patent amortization for the first half of 2000. These increases were partially offset by the 92,038 shares issued for service rendered with a value of $150,000 in noncash compensation and a $81,000 increase in the CEO salary which was his approved base salary in 1998 and which is being completely deferred.

      Research and development expenses for the six months ended June 30, 2001 and 2000 were $28,081 and $198,950, respectively. The $170,869 difference is the result of higher costs incurred during the second quarter of 2000, which were associated with the development of the medical unit and product improvements.

      The loss from operations for the six months ended June 30, 2001 and 2000 were $2,075,951 and $1,996,520, respectively.

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

      The Company incurred interest expense of $371,180 for the six months ended June 30, 2001 as compared to $54,133 of interest expense for the same period for calendar 2000. The difference is attributable to higher average borrowings in 2001 and $145,972 in amortization of the debt discount and deferred financing costs which is associated with the detachable warrants from the financing described below.

      The net loss for the six months ended June 30, 2001 was $2,444,523 as compared to a net loss of $2,275,609 for the quarter ended June 30, 2000. The $168,914 increase in net loss is attributable to a decrease in foreign sales volume for The Wand(R) and its disposable handpiece and an increase in interest expense. This was partially offset by a decrease in operating expenses.

      Liquidity and Capital Resources

      At June 30, 2001, Milestone had $24,536 in cash and had a working capital deficiency of $1,417,497. For the six months ended June 30, 2001, the Company decreased cash by $148,331.

      For the six months ended June 30, 2001, the Company's net cash used in operating activities was $1,049,098. This was attributable primarily to a net loss of $2,444,523 adjusted for non-cash items of $145,972 for amortization of debt discount and deferred financing costs, $6,484 for the amortization of advertising costs, $41,009 for depreciation, and $150,000 for common stock issued for services; a $129,416 decrease in accounts receivable; a $240,759 increase in inventory; a $99,203 decrease in prepaid expenses; a decrease in accrued expenses of $14,991; a $225,206 increase in accrued interest; a $376,399 increase in accounts payable; and a $175,000 increase in deferred compensation.

      For the six months ended June 30, 2001, the Company used $9,012 in investing activities for capital expenditures.

      For the six months ended June 30, 2001, the Company generated $909,779 from financing activities. This was due to the $500,000 received from the sale of common stock and the $409,779 received in aggregate from notes and two credit lines, net. These financings were accomplished through two major existing investors.

      To improve liquidity and meet its working capital needs, the Company has restructured existing debt and raised additional capital. The company has the option to pay in common stock, the principal and the accrued interest of the newly restructured senior secured promissory notes and the 20% promissory notes. The restructured notes have a principal balance of $756,995 and accrued interest of $96,174. Based on the June 30, 2001 closing price of $.80 per share, the notes could be paid by issuing 1,066,461 shares of common stock. The 20% promissory notes can be paid by issuing shares at 85% of the current market price. At June 30, 2001, these notes had a carrying value of $1,122,916 and accrued interest of $56,770. Based on the June 30, 2001 closing price, these notes could be paid by issuing 1,734,833 shares of common stock. The current aggregate portion of above notes and respective accrued interest, net of the debt discount of $29,980 totals $879,958 and would reduce the Company's working capital deficiency from $1,417,497 to $537,539. However, there can be no assurance that Milestone will exercise its option to issue shares to satisfy these obligations.

      Debt Restructuring

      10% Senior Secured Promissory Notes

      In March 2001, the Company restructured its obligations to the holders of its 10% Senior Secured Promissory Notes. Under the terms of the agreement, each of the noteholders agreed to exchange their 10% Notes for a new, zero coupon note (the "Zero Coupon Note") (a) paying interest at 20% per annum until maturity on March 31, 2002, (b) having a face amount equal to the outstanding principal owed to the noteholders plus accrued interest and interest payable until maturity, (c) giving Milestone the option to pay the face value of the notes in cash or in shares of common stock, provided that the shares have been registered under the Securities Act of 1933, and
      (d) paying each noteholder 108% of the face value of his Zero Coupon Note, including unearned interest to maturity, if there is a change of control of Milestone. Moreover, the warrants previously issued to the noteholders year were repriced back to the initial exercise price of $1.75 per share at the date of grant.

      $1,000,000 in New Financing

      In March 2001 and through two major existing investors, Milestone obtained a $500,000 line of credit which matures on August 31, 2002 in support of its demo program for The Wand(R) and received $500,000 from the sale of 500,000 shares of common stock. Milestone will pay a 2% facility fee on the line of credit and interest at the rate of 10% per annum on monies borrowed.

      In connection with obtaining the line of credit, the lender received warrants to purchase 100,000 shares of common stock at an exercised price of $1.69 and an aggregate estimated fair value of $80,000. As of June 30, 2001, the Company had drawn down $309,779 from the line of credit.

      In addition to the financings described above and henceforth, Milestone continues to explore additional equity and debt financings. However, there can be no assurance that any additional financings will be consummated.

      DENTAL OPERATIONS

      The Company is continuing to execute its business model, which is based on its belief that The Wand(R) is a major advance in dentistry and that it may ultimately become the preferred method of delivering local anesthesia. Accordingly, the Company has taken certain steps aimed at growing and strengthening the end user base of The Wand(R) including (i) transition its domestic outside sales force to independent sales representatives,
      (ii) introducing The Wand(R) Plus drive unit with several enhancements including a cruise control feature and (iii) establishing relationships with distributors in markets in Europe, Canada, South Africa, South America and Asia in an effort to increase sales in foreign markets. In March 2001, Milestone signed an agreement with News USA, Inc. and Vested Media Partners, Inc. to increase the awareness of healthcare professionals and the public to the benefits of The Wand(R) and Compuflo(TM) technologies. The Company also has initiated a cost reduction program which included eliminating a key executive position and the Chief Executive Officer has voluntarily agreed to a deferral of his salary. Management believes that the above steps are critical to the realization of the Company's long-term business strategy; however, substantial funding is still required to execute the Company's business plan and there can be no assurance that the successful execution of such business plan will improve the Company's operating results.

      In April, 2001, Milestone began revamping its domestic sales force handling sales of "The Wand" (R) for dental use. The new sales force is paid on a commission basis, thus substantially reducing risk. Since the adoption of the new sales program in April 2001, all existing sales people have converted to independent sales representatives receiving only commission compensation on the sales of units and handpieces. The representatives schedule their own appointments and engage in certain follow up activities. Recruiting efforts are underway to fill new positions on the same basis. Ten existing customer service representatives will also continue to play an important role in both selling new units and handling sales of replacement disposables. The new sales force will provide Milestone with national market coverage in dentistry. In addition, PTM Group ("PTM") has been engaged on a commission basis, to train, guide and oversee the sales effort. PTM is an outsource marketing, product development and contract manufacturing service company with more than 20 years experience in the medical and dental market.

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

      Steps are being taken towards the commercialization of CompuFlo (TM). Prototypes of CompuFlo(TM) units are being evaluated by physicians and surgeons in South Africa in their clinical practices in areas including general practice and conscious sedation. These clinical evaluations are narrowing the Company's focus for initial applications of its CompuFlo(TM) technology and providing further validation of its efficacy.

      Furthermore, the Company has received FDA approvals to market The Wand(R) Plus computer controlled anesthetic delivery system for medical procedures. It will be marketed as CompuMed(TM) and officially launched at the 2001 Annual Meeting of the American Podiatry Medical Association, August 16-18 in Chicago.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:         (b) Reports on Form 8-K:

      NONE              Change of Auditors, filed May 12, 2001

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

Dated: August 13, 2001