Form 10QSB
period 2001-09-30
MILESTONE SCIENTIFIC INC/NJ
filed 2001-11-14
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2001

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 13, 2001 the Registrant had a total of 11,272,847 shares of Common Stock, $.001 par value, outstanding.

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

                                      INDEX

PART I.      FINANCIAL INFORMATION                                         Page

     ITEM 1. Condensed Consolidated Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets at September 30,
             2001 and December 31, 2000                                      4

             Condensed Consolidated Statements of Operations
             for the nine and three months ended September 30, 2001
             and 2000                                                        5

             Condensed Consolidated Statements of Cash Flows
             for the nine months ended September 30, 2001 and 2000           6

             Notes to Condensed Consolidated Financial Statements            8

     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             13

PART II.     OTHER INFORMATION

     ITEM 6. Exhibits and Reports on Form 8-K                                19

SIGNATURES                                                                   20

                         Part 1. Financial Information

ITEM 1. Condensed Consolidated Financial Statements

                   Milestone Scientific Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         September 30,       December
                                                                             2001            31, 2000
                                                                         ------------      ------------
                                                                         (unaudited)
ASSETS
CURRENT ASSETS
    Cash                                                                 $     22,690      $    172,867
    Accounts receivable, net of allowance for
       doubtful accounts of $113,510 and
       $160,244 in 2001 and 2000, respectively                                186,604           529,544
    Inventories                                                             1,175,507         1,039,377
    Deferred financing costs, net                                              17,832            71,328
    Prepaid expenses                                                           63,964           152,712
                                                                         ------------      ------------

           Total current assets                                             1,466,597         1,965,828

PROPERTY AND EQUIPMENT, net                                                   223,668           273,141
ADVANCES TO CONTRACT MANUFACTURER                                                  --           304,530
OTHER ASSETS                                                                   12,362            10,318
                                                                         ------------      ------------

            Total assets                                                 $  1,702,627      $  2,553,817
                                                                         ============      ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Account payable                                                      $  1,453,641      $  1,148,527
    Accrued expenses                                                          196,808           214,437
    Accrued interest ($195,160 payable in stock at the Company's
         option, 302,288 shares as of September 30, 2001)                     313,748           150,479
    Promissory notes-short term ($737,008 payable in stock at the
        Company's option, 1,113,228 shares as of September 30, 2001)        1,151,270                --
    Note payable-officer/stockholder                                          200,000           200,000
    Deferred compensation payable to officer/stockholder                      403,846           141,346
                                                                         ------------      ------------
           Total current liabilities                                        3,719,313         1,854,789

NOTES PAYABLE-LONG TERM ($1,179,686 payable in stock at
    the Company's option, 2,033,947 shares as of September 30, 2001)        2,016,235         2,401,363
                                                                         ------------      ------------
           Total liabilities                                                5,735,548         4,256,152
                                                                         ------------      ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
    Common stock, par value $.001; authorized,
       25,000,000 shares; 11,372,847 issued as of
       September 30, 2001 and 10,752,898 issued
       as of December 31, 2000                                                 11,373            10,753
    Additional paid in capital                                             35,795,399        34,584,473
    Accumulated deficit                                                   (38,609,830)      (35,354,990)
    Unearned advertising                                                     (302,820)               --
    Deferred Compensation directors                                           (15,527)          (31,055)
    Treasury stock, at cost, 100,000 shares                                  (911,516)         (911,516)
                                                                         ------------      ------------
           Total stockholders' deficit                                     (4,032,921)       (1,702,335)
                                                                         ------------      ------------

           Total liabilities and stockholders' deficit                   $  1,702,627      $  2,553,817
                                                                         ============      ============

See notes to condensed consolidated financial statements

                   Milestone Scientific Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                For the nine and three months ended September 30,
                                   (unaudited)

                                               Nine Months Ended                 Three Months Ended
                                                 September 30,                      September 30,
                                             2001             2000              2001              2000
                                             ----             ----              ----              ----
Net sales                               $  2,979,588      $  4,465,876      $    798,776      $  1,532,079
Cost of sales                              1,433,807         2,163,252           377,250           891,696
                                        ------------      ------------      ------------      ------------

Gross profit                               1,545,781         2,302,624           421,526           640,383
                                        ------------      ------------      ------------      ------------

Selling, general and
 administrative expenses                   4,214,539         5,012,701         1,042,414         1,552,890
Research and development expenses             31,756           251,014             3,675            52,064
                                        ------------      ------------      ------------      ------------
                                           4,246,295         5,263,715         1,046,089         1,604,954
                                        ------------      ------------      ------------      ------------

      Loss from operations                (2,700,514)       (2,961,091)         (624,563)         (964,571)

Settlement cost - Spinello lawsuit                --          (228,500)               --                --
Interest expense                            (557,213)         (116,563)         (186,033)          (62,430)
Interest income                                2,887             5,068               279             1,524
                                        ------------      ------------      ------------      ------------

      Net loss                          $ (3,254,840)     $ (3,301,086)     $   (810,317)     $ (1,025,477)
                                        ============      ============      ============      ============

Loss per share - basic                  $       (.29)     $       (.32)     $       (.07)     $       (.10)
                                        ============      ============      ============      ============

Weighted average shares outstanding       11,101,738        10,435,286        11,272,847        10,652,898
                                        ============      ============      ============      ============

See notes to condensed consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,
                                   (unaudited)

                                                                        2001            2000
                                                                        ----            ----
Cash flows from operating activities
 Net loss                                                          $(3,254,840)     $(3,301,086)
 Adjustments to reconcile net loss to
 net cash used in operating activities
    Amortization of advertising costs                                   21,398               --
    Amortization of debt discount and deferred financing costs         196,312               --
    Amortization of patents                                                 --          194,417
    Amortization of unearned compensation                               15,528               --
    Depreciation                                                        58,486          353,707
    Common stock issued for services                                   150,000           95,000
    Stock options issued for services                                   97,649               --
    Settlement of Spinello lawsuit                                          --          203,500
 Changes in operating assets and liabilities:
    Accounts receivable                                                342,940         (422,727)
    Inventories                                                       (136,130)         583,976
    Prepaid expenses                                                    88,748          (40,429)
    Advances to contract manufacturer                                  304,530               --
    Other assets                                                        (2,044)              --
    Accounts payable                                                   305,114           27,578
    Accrued interest                                                   360,901           46,842
    Accrued expenses                                                   (17,629)         101,779
    Deferred compensation                                              262,500               --
                                                                   -----------      -----------
       Net cash used in operating activities                        (1,206,537)      (2,157,443)
                                                                   -----------      -----------

Cash flows from investing activities - capital expenditures             (9,013)         (31,830)
                                                                   -----------      -----------

Cash flows from financing activities
       Proceeds from sale of common stock                              500,000               --
       Net proceeds from issuance of notes and
          lines of credit                                              565,373        2,540,055
       Cost associated with registering shares                              --          (32,521)
                                                                   -----------      -----------
       Net cash provided by financing activities                     1,065,373        2,507,534
                                                                   -----------      -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (150,177)         318,261

Cash and cash equivalents at beginning of period                       172,867          242,843
                                                                   -----------      -----------

Cash and cash equivalents at end of period                         $    22,690      $   561,104
                                                                   ===========      ===========

Supplemental disclosures of cash flow information:
 Cash paid during the period for interest                          $        --      $    58,727
                                                                   ===========      ===========

See notes to condensed consolidated financial statements.

                   Milestone Scientific Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2001 and 2000
                                   (unaudited)

Supplemental schedule of noncash financing activities:

In January, April and July 2001, pursuant to the 20% promissory note agreements, the Company converted $51,111, $53,472 and $56,770, respectively, of accrued interest into additional principal.

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

In July 2001, the Company granted options to purchase 155,000 shares of common stock with an estimated value of $97,649 for services rendered.

                   Milestone Scientific Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

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

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for nine months ended September 30, 2001 and 2000.

      The results reported for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations, which may be expected for a full year.

NOTE 2 - BASIS OF PRESENTATION

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company has incurred substantial losses from operations. In addition, at September 30, 2001 the Company has a working capital deficiency of $2,252,716 and a stockholders' deficit of $4,032,921. The Company has used cash from operations of $1,206,537 for the nine months ended September 30, 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern.

      The Company believes that The Wand(R) technology is a major advance in the delivery of local anesthesia and that potential applications of this technology extend beyond dentistry to include podiatry, hair restoration, plastic surgery, dermatology and procedures in orthopedics, OB-GYN and ophthalmology. Based on scientific and anecdotal support, the Company contends that The Wand(R) could enhance the practices of the estimated 90,000 physicians included in the aforementioned non-dental disciplines.

      Despite limited resources, the Company has continued its efforts to realize the market potential of The Wand(R) and become profitable. These steps include (i) relaunching of The Wand Plus(R) drive unit domestically, under the name CompuDent(TM), (ii) distributing CompuDent(TM) through a host of channels (i.e. independent sales representatives and an inside sales group), (iii) advertising to increase the awareness of the product,
      (iv) implementing cost reduction programs, and (vi) launching of The Wand Plus(R) drive unit for medical purposes and marketing it as CompuMed(TM). In March 2001, Milestone signed an agreement with News USA, Inc. and Vested Media Partners, Inc. to increase the awareness of healthcare professionals and the public to the benefits of The Wand(R) and Compuflo(TM) technologies. The cost reduction programs included the elimination of a key executive position and the Chief Executive Officer has voluntarily agreed to a deferral of his salary.

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

      At September 30, 2001, Milestone had $22,690 in cash, and working capital deficiency of $2,252,716. Several steps have been taken to improve liquidity and meet Milestone's working capital needs. As further described in Note 4, the Company (i) restructured its obligations to the holders of its 10% Secured Promissory Notes, which has had the effect of reducing the Company's immediate cash needs relating to the repayment of principal and gives the Company the option of paying the entire amount due under each note in shares of common stock, valued at 85% of the then market price,
      (ii) borrowed the remaining $100,000 from the $1,000,000 line of credit,
      (iii) borrowed $465,373 on a newly obtained $500,000 line of credit at an interest rate of 10% per annum, with such interest being payable at the Company's option in cash or in shares of common stock and (iv) received $500,000 from the sale of 500,000 shares of common stock. In January 2001, Milestone entered into a three-year private equity line agreement with Hillgreen Investments Limited ("Hillgreen"), a British Virgin Islands corporation, pursuant to which Hillgreen is obligated to purchase, subject to the fulfillment of specified conditions, up to 2,100,000 shares of Milestone common stock over the next 36 months. Hillgreen has allocated $20,000,000 to fund its purchase obligations. Furthermore in October 2001, the Company borrowed $75,000 form an existing investor with such interest being payable at the Company's option in cash at the rate of 10% per annum or in shares common stock at the rate of 12% per annum.

NOTE 3 - LOSS PER SHARE

      Basic loss per common share is computed using the weighted average number of common shares outstanding.

      For the three and nine months ended September 30, 2001 and 2000, the assumed exercise of certain dilutive options and warrants were anti-dilutive.

      Options and warrants, in aggregate, to purchase 805,625 shares of common stock were issued during the nine months ended September 30, 2001 but were not included in the computation of loss per share because the effect would have been anti-dilutive. This includes options to purchase 50,000 shares of common stock issued to Milestone's CEO, Leonard Osser, at fair value.

NOTE 4 - REVOLVING CREDIT LINE and NOTES PAYABLE

$1,000,000 in New Financing and Debt Restructuring

In March 2001 and through two major existing investors, Milestone obtained a $500,000 line of credit which matures on August 31, 2002 and received $500,000 from the sale of 500,000 shares of common stock. Also, in March 2001, the Company restructured its obligations to the holders of its 10% Senior Secured Promissory Notes.

Note Payable to Officer/stockholder

Note payable to officer/stockholder represents a note payable to the Company's Chief Executive Officer with interest payable at 9% per annum. The $200,000 principal balance of the note originally was due on February 1, 2001. The Chief Executive Officer has agreed to extend the due date for the payment of principal to November 30, 2001

Promissory Notes - Short Term

$500,000 Line of Credit

As mentioned above, Milestone obtained a $500,000 line of credit in March 2001. Milestone will pay a 2% facility fee on the line of credit and interest at the rate of 10% per annum on monies borrowed with both the fee and interest being payable at the Company's option in cash or in shares of Milestone's common stock. In connection with obtaining the line of credit, the lender received warrants to purchase 100,000 shares of common stock at an exercised price of $1.69 and an aggregate estimated fair value of $80,000. As of September 30, 2001, the Company had drawn down $465,373 from the line of credit and the remainder during October 2001.

Senior Secured Promissory Notes

As of February 1, 2000, the Company concluded a $1,000,000 institutional private placement of its 10% Senior Secured Promissory Notes due September 30, 2001 and warrants to purchase 142,857 shares of Milestone Common Stock with Cumberland Associates LLC, Strategic Restructuring Partnership L.P., a former principal of Cumberland Associates, the Chief Executive Officer, an affiliate of one of its directors and seven other individuals. These notes are collateralized by all present and future inventories of Milestone and were originally prepayable out of a portion of the proceeds generated by sales of The Wand(R). As described above, these notes were restructured in March 2001. Under the terms of the restructuring agreement, each of the noteholders agreed to exchange their 10% Notes for a new, zero coupon note (the "Zero Coupon Note") (a) paying interest at 20% per annum until maturity on March 31, 2002, (b) having a face amount equal to the outstanding principal owed to the noteholders plus accrued interest and interest payable until maturity, (c) giving Milestone the option to pay the face value of the notes in cash or in shares of common stock, provided that the shares have been registered under the Securities Act of 1933, and (d) paying each noteholder 108% of the face value of his Zero Coupon Note, including unearned interest to maturity, if there is a change of control of Milestone. Moreover, the warrants previously issued to the noteholders were repriced back to the initial exercise price of $1.75 per share at the date of grant.

Notes Payable-Long-term

8% Promissory Note

On July 31, 2000, the Company established a $1,000,000 credit facility with a major existing investor. Initially, $500,000 was borrowed under the line. In December 2000, the Company borrowed an additional $400,000 and subsequently, in January 2001, the Company borrowed the remaining $100,000. The original $500,000 drawn down in July 2000 is due on September 30, 2003 and the remaining $500,000 drawn down in aggregate during December 2000 and January 2001 is due on December 31, 2003.

In addition, in 2000, the investor was issued two separate five-year warrants for the purchase of 70,000 shares and 80,000 shares of common stock at exercise prices of $3.00 per share and $1.25 per share, respectively. The relative fair market value of the warrants, which in the aggregate amounted to $212,421, was recorded as a debt discount and is being amortized as additional interest expense over the term of the related notes. The investor also was granted additional warrants for 20,000 shares exercisable at $1.25 per share in conjunction with the remaining $100,000 drawn down in January 2001. The estimated value of the 20,000 warrants was $23,400 and was recorded as a debt discount and is being amortized as additional interest expense over the term of the related notes.

The Company may, at its own option, elect to convert $200,000 of the above notes into equity securities at any time up through May 31, 2003 in the event the Company completes a sale of such equity resulting in gross proceeds of at least $1,800,000, at a price per share substantially the same as those sold in such equity offering.

20% Promissory Notes

In August 2000, Milestone borrowed $1,000,000 from two funds managed by Cumberland Associates LLC bearing interest at 20% per annum, with principal and interest due in October 2002. After March 31, 2001, at the option of the Company, upon written notice to the noteholders, in lieu of principal and interest, the Company may issue common stock at .85% of the market price. In October 2000, Milestone converted $18,333 in accrued interest into additional principal with interest payable at 20% per annum as provided for in the note agreement. Through September 30, 2001, Milestone converted, an additional $161,353 in accrued interest into additional principal.

NOTE 5 - EQUITY LINE COMMITMENT

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

NOTE 6 - CONTINGENCIES

In March 2001, the Company entered into an advertising agreement with News USA, Inc. and Vested Media Partners, Inc.- (the "Agreement") to increase the awareness of healthcare professionals and the public to the benefits of The Wand(R) and the CompuFlo(TM) technologies. Under the Agreement, News USA is required to prepare articles and advertisements for the Company's products and technologies and place them in newspapers and on radio stations. News USA has guaranteed 72,000 media placements during the 18-month term of the Agreement. In exchange for these services the Company granted warrants to purchase 1,171,875 shares of common stock exercisable on the following dates and prices over the life of the Agreement; (1) $1.28 during the first 18 months, (2) $2.25 during the next nine months and (3) $3.00 during the next nine months.

The Agreement provides for a termination clause in the fourth month if the Company's average closing stock price does not exceed $2.25 during the first ten days of the fourth month provided that the Company has received 24,000 publications. Accordingly, the remaining two-thirds of the warrants to purchase the Company's common stock would not become exercisable. However, the vendor can recommence producing the publications whenever the Company's average closing stock price for a ten day period exceeds $2.25. At the end of the ninth month, the vendors have the option to terminate the Agreement if the Company's stock price has not averaged $2.25 for a ten day period. Upon termination, two-thirds of the warrants remaining to purchase the Company's common stock will be forfeited unless the vendors resumes fulfilling one-half of their obligation in three months and the remaining obligation in the next six months.

As of September 30, 2001, the Company recorded unearned advertising cost of $324,218 which represents the estimated fair value of the 390,625 of the warrants for one-third of the total warrants granted based on the 24,000 minimum placements. The unearned advertising costs are being amortized as publications and are received by the Company over the minimum placements. For the three and nine months ended September 30, 2001, the Company recorded advertising charges of $14,914 and $21,398, respectively. The estimated fair value of the remaining warrants to purchase 781,250 of the Company's common stock have not been recorded in the Company's consolidated financial statements due to the likelihood that the Agreement will not be fulfilled.

NOTE 7 - SUBSEQUENT EVENT - PROMISSORY NOTE

In October 2001, the Company received $75,000 from a major investor issuing a convertible promissory note. The note matures in April 2003. The interest rate is 10% and is payable quarterly beginning January 1, 2002. At the Company's option interest, may be paid through the issuance of stock. Interest payments paid in stock will be calculated at 12% per annum.

At the option of the Company, any outstanding principal and accrued but unpaid interest at maturity may be converted into shares of Milestone's common stock at a rate of one share for every $.80 of indebtedness.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Management's efforts during 2001 have focused on generating positive cash flow from operations, obtaining additional financing, reducing the cash outlays connected with existing debt and overhead, and introducing The Wand(R) for medical procedures.

      To date, the Company has achieved several of these objectives. As mentioned previously, it received over $900,000 in new financing from existing major investors, restructured approximately $756,000 of existing debt and obtained an equity commitment subject to certain conditions for up to the purchase of 2,100,000 shares of its Common Stock. It successfully reduced operating overhead through cost containment programs and transitioned to a commission based sales incentive program for sales representatives. In August, 2001, the Company unveiled the Wand(R) technology for medical procedures. Furthermore, the Company reached an agreement with a media service company to increase the awareness of healthcare professionals and the public to the benefits of The Wand(R) and the Company's new CompuFlo(TM) technologies. Finally, Milestone was granted a broad new U.S. patent covering the CompuFlo(TM) technology.

      Although operations have not become a source of cash to date, management is encouraged that only $157,439 was needed to fund the operating activities during the third quarter. The resulting $52,500 monthly average use of cash for operations in the third quarter represents a sharp decline from the approximate $1,050,000 (an average of $175,000 per month) used in operating activities during the first six months of 2001. Results to date indicate that this trend should continue during the fourth quarter.

      Unit sales remain below expectation while management's major focus was on other financial needs, as foreign distributors postponed restocking until existing inventories have been depleted and as domestic efforts concentrated on repositioning the product in the dental market place.

      We are all touched by the tragic events of September 11, 2001. Insofar as the Company is concerned, the events caused the cancellation of a major trade show in September and brought about lower attendance at subsequent trade shows. Nevertheless, the management of the Company remains resilient and committed to the long term prospect of the Wand(R) technology.

Three months ended September 30, 2001 compared to three months ended September 30, 2000

Statement of Operations

      Net sales for the three months ended September 30, 2001 and September 30, 2000 were $798,776 and $1,532,079, respectively. The $733,303 or 47.9%
      decrease is attributable to a $770,000 decrease in revenue from foreign distributors partially offset by $110,000 increase in The Wand(R) drive unit domestic sales. For the quarters ended September 30, 2000, the Company made its initial shipment of 1,000 units for distribution in Mexico and 500 units for distribution in Japan. For the quarter ended September 30, 2001, the Company sold 297 units, domestically including 88 unit upgrades, generating approximately $250,000 in revenue. For the quarter ended September 30, 2000, domestic net unit sales were 192 including 117 promotional units. These sales generated revenue of approximately $140,000. Over 471,000 handpieces were sold during the third quarter of 2001, representing less than a 1% decrease when compared to the same period during 2000. The shortfall is directly attributable to the events of September 11, 2001. The Company experienced a sharp but temporary decline in business activity for the remainder of the month.

      Cost of sales for the three months ended September 30, 2001 and 2000 were $377,250 and $891,696, respectively. The $514,446 decrease is attributable primarily to lower foreign and promotional unit sales volume and $97,021 in depreciation of tooling equipment during the third quarter of 2000. The tooling equipment was written off during the fourth quarter of 2000. The decrease was offset partially by the recovery in the third quarter of 2000 of previously written down inventory for parts and finished goods, $470,000 and $204,000 respectively.

      For the three months ended September 30, 2001, the Company generated a gross profit of $421,526 or 53% as compared to a gross profit of $640,383 or 42% for the three months ended September 30, 2000.

      Selling, general and administrative expenses for the three months ended September 30, 2001 and 2000 were $1,042,414 and $1,552,890, respectively.
      The $510,476 decrease is attributable primarily to a $510,000 aggregate reduction in selling and marketing expenses for The Wand(R) and $61,129 of patent amortization for the third quarter of 2000.

      Research and development expenses for the three months ended September 30, 2001 and 2000 were $3,675 and $52,064, respectively. The $48,389 difference is the result of higher costs incurred during the second quarter of 2000, which were associated with the development of product improvements and the medical unit.

      The loss from operations for the three months ended September 30, 2001 and 2000 was $624,563 and $964,571 respectively.

      The Company incurred interest expense of $186,033 for the three months ended September 30, 2001 as compared to $62,430 of interest expense for the same period for calendar 2000. The difference is attributable to higher average borrowings in 2001 and $50,340 in amortization of the debt discount and deferred financing costs which is associated with the detachable warrants from the financing described below.

      The net loss for the three months ended September 30, 2001 was $810,317 as compared to a net loss of $1,025,477 for the quarter ended September 30, 2000. The $215,160 reduction in net loss is attributable to a decrease in operating expenses partially offset by a decrease in foreign sales volume for The Wand(R) and its disposable handpiece and an increase in interest expense.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000.

Statement of Operations

Net sales for the nine months ended September 30, 2001 and 2000 were $2,979,588 and $4,465,876, respectively. The $1,486,288 or 33% decrease is attributable primarily to several transactions unique to the first nine months of 2000, when the Company partnered with a domestic distributor in a promotional sales effort; availed to its customers the first time opportunity to purchase refurbished units of The Wand(R) at a special discounted price; and launched the sale of The Wand(R) in Japan, Mexico and Brazil. These efforts generated revenues of approximately $87,000, $334,000 and $1,200,000, respectively. The decrease was partially offset by a $66,000 or 7% increase in domestic handpiece sales. Domestic unit sales were lower as the Company began transitioning from a sales force to an independent sales force.

Cost of sales for the nine months ended September 30, 2001 and 2000 were $1,433,807 and $2,163,252, respectively. The $729,445 decrease is attributable primarily to lower foreign sales and promotional unit sales and $291,213 in depreciation of tooling equipment during the first nine months of 2000. The tooling equipment was written off during the fourth quarter of 2000. The decrease was partially offset by the recovery in the first nine months of 2000 of previously written down inventory for parts and finished goods of $617,000 and $374,000, respectively.

For the nine months ended September 30, 2001, the Company generated a gross profit of $1,545,781 or 52% as compared to a gross profit of $2,302,624 or 52% for the nine months ended September 30, 2000.

Selling, general and administrative expenses for the nine months ended September 30, 2001 and 2000 were $4,214,539 and $5,012,701, respectively. The $798,162 decrease is attributable primarily to a $985,000 aggregate reduction in selling and marketing expenses for The Wand(R) and approximately $196,312 of patent amortization for the first nine months of 2000. These decreases were partially offset by a $152,649 increase in non cash compensation for services rendered and a $122,500 increase in the CEO salary, which was his approved base salary in 1998 and which is being completely deferred.

Research and development expenses for the nine months ended September 30, 2001 and 2000 were $31,756 and $251,014, respectively. The $219,258 difference is the result of higher costs incurred during the third quarter of 2000, which were associated with the development of the medical unit and product improvements.

The loss from operations for the nine months ended September 30, 2001 and 2000 was $2,700,514 and $2,961,091, respectively.

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

The Company incurred interest expense of $557,213 for the nine months ended September 30, 2001 as compared to $116,563 of interest expense for the same period for calendar 2000. The difference is attributable to higher average borrowings in 2001 and $196,312 in amortization of the debt discount and deferred financing costs, which is associated with the detachable warrants from the financing described below.

The net loss for the nine months ended September 30, 2001 was $3,254,840 as compared to a net loss of $3,301,086 for the nine months ended September 30, 2000. The $46,246 reduction in net loss is attributable to a decrease in operating expenses. This was partially offset by a decrease in foreign sales volume for The Wand(R) and its disposable handpiece and an increase in interest expense.

Liquidity and Capital Resources

At September 30, 2001, Milestone had $22,690 in cash and had a working capital deficiency of $2,252,716. For the nine months ended September 30, 2001, the Company decreased cash by $150,177.

For the nine months ended September 30, 2001, the Company's net cash used in operating activities was $1,206,537. This is attributable primarily to a net loss of $3,254,840 adjusted for non-cash items of $196,312 for amortization of debt discount and deferred financing costs, $21,398 for the amortization of advertising costs, $15,528 for amortization of unearned compensation, $58,486 for depreciation, $150,000 for common stock issued for services; $97,649 for options issued for services rendered; a $342,940 decrease in accounts receivable; a $136,130 increase in inventory; an $88,748 decrease in prepaid expenses; a decrease in accrued expenses of $17,629; a $360,901 increase in accrued interest; a $305,114 increase in accounts payable; and a $262,500 increase in deferred compensation.

For the nine months ended September 30, 2001, the Company used $9,012 in investing activities for capital expenditures.

For the nine months ended September 30, 2001, the Company generated $1,065,373 from financing activities. This is due to the $500,000 received from the sale of common stock and the $565,373 received in aggregate from notes and two credit lines, net. These financings were accomplished through two major existing investors.

To improve liquidity and meet its working capital needs, the Company has reduced operating overhead, restructured existing debt and raised additional capital. The reduction in operating overhead was achieved in part by transitioning its domestic sales forces to a commission based independent sales force and by reducing operating staff.

The Company has the option to pay in common stock, the principal and the accrued interest of the newly restructured senior secured promissory notes and the 20% promissory notes. The restructured notes have a principal balance of $756,995 and accrued interest of $134,865. Based on the September 30, 2001 closing price of $.68 per share, the notes could be paid by issuing 1,311,559 shares of common stock. The 20% promissory notes can be paid by issuing shares at 85% of the current market price. At September 30, 2001, these notes had a carrying value of $1,179,686 and accrued interest of $60,295. Based on the September 30, 2001 closing price, these notes could be paid by issuing 2,137,898 shares of common stock. The current aggregate portion of above notes and respective accrued interest, net of the debt discount of $19,987 totals $932,168 and would reduce the Company's working capital deficiency from $1,838,454 to $906,286. However, there can be no assurance that Milestone will exercise its option to issue shares to satisfy these obligations.

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

$1,000,000 in New Financing

In March 2001 and through two major existing investors, Milestone obtained a $500,000 line of credit which matures on August 31, 2002 in support of its demo program for The Wand(R) and received $500,000 from the sale of 500,000 shares of common stock. Milestone will pay a 2% facility fee on the line of credit and interest at the rate of 10% per annum on monies borrowed. In connection with obtaining the line of credit, the lender received warrants to purchase 100,000 shares of common stock at an exercised price of $1.69 and an aggregate estimated fair value of $80,000. As of September 30, 2001, the Company had drawn down $465,373 from the line of credit and the remainder during October 2001. Moreover, the line of credit agreement has been amended to allow the Company to use funds available under this agreement for general corporate purposes.

In addition to the financings described above and henceforth, Milestone continues to explore additional equity and debt financings. However, there can be no assurance that any additional financings will be consummated.

OPERATIONS

The Company believes that The Wand(R) technology is a major advance in the delivery of local anesthesia and that the potential applications of this technology extends beyond dentistry to include podiatry, hair restoration, plastic surgery, dermatology and procedures in orthopedics, OB-GYN and ophthalmology. Based on scientific and anecdotal support, the Company contends that The Wand(R) could enhance the practices of the estimated 90,000 physicians included in the afore mentioned non-dental disciplines.

Despite limited resources, the Company has continued its efforts to realize the market potential of The Wand(R) and become profitable. These steps include (i) relaunching of The

Wand Plus(R) drive unit domestically, under the name CompuDent(TM), (ii) distribution of CompuDent(TM) through a host of channels (i.e. independent sales representatives and an inside sales group), (iii) advertising to increase the awareness of the product, (iv) implementing cost reduction programs, and (vi) launching The Wand Plus(R) drive unit for medical purposes and marketing it as CompuMed(TM). In March 2001, Milestone signed an agreement with News USA, Inc. and Vested Media Partners, Inc. to increase the awareness of healthcare professionals and the public to the benefits of The Wand(R) and Compuflo(TM) technologies. The Company's cost reduction program includes eliminating a key executive position and obtaining the Chief Executive Officer's consent to defer payment of his salary.

Management believes that the above steps are critical to the realization of the Company's long-term business strategy; however, substantial funding is still required to execute the Company's business plan and there can be no assurance that the successful execution of such business plan will actually improve the Company's operating results.

During 2001, the Company has received FDA approvals to market The Wand(R) Plus computer controlled anesthetic delivery system for medical procedures. It is being marketed as CompuMed(TM) and was officially launched with moderate success at the 2001 Annual Meeting of the American Podiatry Medical Association, August 16-18 in Chicago. In September, approximately $6,000 of equipment was shipped to these practitioners.

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

Steps are being taken to commercialize of CompuFlo(TM) technology. Prototypes of CompuFlo(TM) units are being evaluated by physicians and surgeons in South Africa in their clinical practices in areas including general practice and conscious sedation. These clinical evaluations are narrowing the Company's focus for initial applications of its CompuFlo(TM) technology and providing further validation of its efficacy.

SUBSEQUENT EVENT

In October 2001, the Company received $75,000 from a major investor issuing a convertible promissory note. The note matures in April 2003. The interest rate is 10% and is payable quarterly beginning January 1, 2002. At the Company's option interest may be paid through the issuance of stock. Interest payments paid in stock will be calculated at 12% per annum. At the option of the Company, any outstanding principal and accrued but unpaid interest at maturity may be converted into shares of Milestone's common stock at a rate of one share for every $.80 of indebtedness.

In October 2001, the Company began marketing CompuMed(TM) to other medical disciplines, namely hair restoration and dermatology. The Company will continue to attend shows to initially broaden the practitioner's awareness and to eventually translate into product sales.

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

Dated: November 13, 2001