Form 10KSB
period 2001-12-31
MILESTONE SCIENTIFIC INC/NJ
filed 2002-04-16
CIK 855683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended December 31, 2001.

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to __________________

                         Commission File Number 0-26284
                          ----------------------------

                            Milestone Scientific Inc.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                 Delaware                                   13-3545623
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification No.)

    220 South Orange Avenue, Livingston Corporate Park, Livingston, NJ 07039
    ------------------------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                  Registrant's telephone number (973) 535-2717

       Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of Each Exchange
      Title of Each Class                               On Which Registered
      -------------------                               -------------------
      Common Stock, par value $.001 per share           American Stock Exchange
                                                        Pacific Stock Exchange


      Securities registered under Section 12(g) of the Exchange Act:

                                      None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

For the year ended December 31, 2001, the revenues of the registrant were $4,093,710.

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing price on the American Stock Exchange on March 29, 2002 of $.68 was approximately $8,395,192.

As of March 29, 2002, the registrant has a total of 12,345,870 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                           MILESTONE SCIENTIFIC, INC.

                            Form 10-KSB Annual Report

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I
   Item 1.  Description of Business.........................................   3
   Item 2.  Description of Properties.......................................  16
   Item 3.  Legal Proceedings...............................................  16
   Item 4.  Submission of Matters to a Vote of Security Holders.............  16
PART II
   Item 5.  Market for Common Equity and Related Stockholder Matters........  17
   Item 6.  Management's Discussion and Analysis or Plan of Operations......  20
   Item 7.  Financial Statements............................................  28
   Item 8.  Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure......................................  28
PART III
   Item 9.  Directors and Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the Exchange Act....  29
   Item 10. Executive Compensation..........................................  32
   Item 11. Security Ownership of Certain Beneficial Owners and Management..  34
   Item 12. Certain Relationships and Related Transactions..................  36
   Item 13. Exhibits, List and Reports on Form 8-K..........................  36

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

                                     PART I


Item 1. Description of Business

     All references in this report to the Company refer to Milestone Scientific Inc., its wholly owned subsidiary, Sagacity I, Inc., doing business in the United States as Milestone Scientific, and its 88.65% owned subsidiary, Spintech, Inc. ("Spintech"), unless the context otherwise indicates. Unless stated to the contrary, all references in this Annual Report on Form10-KSB to "we," "us," "our" or "the Company" refer to Milestone Scientific Inc. and its subsidiaries.

General

      Milestone develops, manufactures, markets and sells a proprietary, computer-controlled system for the improved and painless delivery of local anesthetic, through the use of The Wand(R), a single use disposable handpiece. The system is marketed in dentistry under the trademark CompuDent(TM) and in medicine under the trademark CompuMed(TM). CompuDent(TM) is suitable for all dental anesthetic procedures. CompuMed(TM) is suitable for many medical procedures regularly performed in Plastic Surgery, Hair Restoration Surgery, Colorectal Surgery, Podiatry, Dermatology, Orthopedics and a number of other disciplines. CompuDent(TM) and CompuMed(TM) are sold in the United States and in over 25 countries abroad.

     Milestone's products, CompuDent(TM) in the dental market, CompuMed(TM) in the medical market and the disposable component, The Wand(R) handpiece, were developed to penetrate the existing 150 year old syringe marketplace. This market has changed little since the introduction of the syringe, while the rest of medical science and technology have grown by leaps and bounds. CompuDent(TM) and CompuMed(TM) are computer-controlled infusion devices that provide a highly regulated rate of emission of anesthetics and other medications. This controlled infusion allows for a drop of anesthetic to always precede the needle tip during insertion thus ensuring that the needle traverses already anesthetized tissue. The controlled flow also eliminates the "bee sting" effect, which is descriptive of the pain associated with a surge of fluids into tissue.

     Milestone has also developed a new technology that, when commercialized, will provide Milestone with a strong entry into new markets, specifically the large and profitable hospital sector. CompuFlo(TM) is a computer-controlled, pressure sensitive infusion, perfusion, suffusion and aspiration device, that employs touch-screen technology to provide a real time readout of pressures, fluid densities and flow rates in the delivery and removal of a wide array of fluids. Utilizing bar code technology, CompuFlo(TM) will interface with the hospital's computer system and automatically cross-reference the prescription, medication, dosage (when bar coded), drug interactions and allergies found in the patient's electronic hospital records. This will disallow an injection that is unauthorized or contraindicated and will provide a record of the time, medication, dosage, and the name of the staff member who administered the injection. These capabilities are of value in the entire drug delivery process. Milestone has obtained four U.S. patents in connection with the CompuFlo(TM) technology. CompuFlo(TM) has not yet been introduced commercially.

     All three systems utilize a common disposable component, The Wand(R) handpiece, which through its unique, patented ergonomic design, allows the practitioner enhanced tactile control during the injection. The systems offer the practitioner a greater selection of the types of injection administered, more freedom of movement, increased patient comfort, reduced anxiety (for both the patient and practitioner), improved efficacy, greater infection control and safety, and reduced potential liability. Recent studies also indicate that the systems will reduce the amount of anesthetic required. The products have gained recognition and praise in clinical and other intellectual studies.

     Milestone introduced its dental system at the Fall 1997 American Dental Association Trade Show and it began selling equipment units and an initial supply of disposables in January 1998. Originally, the dental unit was sold in the U.S. and Canada through major distributors of dental products. In October 1999, Milestone began selling the product directly to dentists in the U.S. Currently, the product is sold in the U.S. both directly and through company-trained independent sales representatives, in Canada through one major distributor and internationally through dental product distributors. Milestone also markets and sells Luer Lock needles for use with The Wand(R) to its domestic dental customers.

     Milestone was organized in August 1989 under the laws of Delaware. On November 3, 1995. Milestone acquired 65% of the outstanding shares of common stock of Spintech for an aggregate purchase price of $2,700,000. During 2000 and 2001, Milestone increased its interest in Spintech to 85.65% and 88.65% by exercising the fourth and the final annual options to acquire an additional 3% of Spintech's shares for a nominal amount granted in the original acquisition transaction, by receiving shares from two former employees as part of a settlement agreement and acquiring additional shares from Spintech stockholders. Spintech developed and owns the technology underlying various products for healthcare providers, including CompuDent(TM), CompuMed(TM) and The Wand(R), and has registered various patents and trademarks related to these products.

     Milestone maintains its executive offices at 220 South Orange Avenue, Livingston Corporate Park, Livingston, New Jersey 07039, and its telephone number is (973) 535-2717.

Products

CompuDent(TM) and CompuMed(TM), Milestone's Computer Controlled Anesthetic Injection Systems are computer controlled local anesthetic delivery systems developed by Milestone. Milestone believes that it has overcome the typical problems associated with conventional anesthetic injections. The slim, pen-like shape of The Wand(R), the disposable handpiece, is more functional to the user and less ominous in appearance to the patient. The pen grip provides a greater level of stability for the user by preventing antagonistic movements between the patient and the practitioner during needle placement, a positioning control not possible with syringes currently in use. A computer driven infusion machine operated by a standard air controlled foot pedal provides the precision flow necessary for virtually painless local anesthesia. These systems provide a highly controlled rate of emission of anesthetic solution in advance of the needle point. The controlled rate of anesthetic emission creates an anesthetic pathway, which anesthetizes the tissue immediately ahead of the needle's penetration. The controlled rate substantially eliminates the so-called "bee sting" effect, which is pain associated with the sudden build-up of pressure by the too rapid flow rate of expelled fluids. Because this system employs The Wand(R) a single use disposable handpiece and a needle, Milestone believes that it will offer protection against patient cross-contamination.

      In many procedures, CompuDent(TM) rapidly anesthetizes tissue by eliminating the need for preliminary pain blocking injections and reducing the waiting time required to see if the injection has taken effect before further anesthetic injections. Also, with the October 1999 introduction of The Wand(R) Plus disposable handpiece, aspiration time was reduced from 14 to 5 seconds. Milestone believes that the CompuDent(TM) technology enables a dentist to provide painless injections, increases productivity, is safer than traditional methods of injections and provides important competitive advantages for dentists trying to build and maintain their practices. While initially designed for use in dentistry, the technology has uses in a variety of medical disciplines including Podiatry, Dermatology, Hair Restoration Surgery, Colorectal Surgery, Orthopedic and Plastic surgery. The technology, utilized in a device designed for use in medicine, named CompuMed(TM), was first introduced to the medical community during the third quarter of 2001.

      While many dentists often give comfortable injections, it is extremely difficult for them to do so consistently using conventional techniques. Dentists do not have a strong purchase point with the hypodermic syringe against which they may guide their hand when inserting a needle or while administering the injection. The resulting uncontrolled movement of the needle frequently can be painful to the patient. Although the dentist is trained to inject slowly, present devices do not allow automatic control of the rate of flow. Thus, the needle often enters tissue that has not yet been anesthetized. CompuDent(TM) can precisely control the flow rate and modulate fluid pressure by the use of a microprocessor and electronically controlled motor.

     The Company began shipping system kits consisting of the equipment unit, an initial supply of The Wand(R) disposable handpieces and needles, an instructional videotape and other educational material in January 1998. Prior thereto, a pre-production prototype of the system had been clinically tested in over 1,000 patients. Of those tested, 96% reported a "virtually painless" or significantly less painful procedure than the traditional syringe injection. At that time, three additional clinical studies were conducted on various performance aspects of the system and were published in major dental publications. To date, over 40 articles have been published about the system. Over the last year, a study published in colorectal surgery, one of the disciplines targeted for the CompuMed(TM) system, confirmed that patients experienced significantly less pain when the CompuMed(TM) system was used. The study was terminated before accruing its initial target number of patients because the researchers considered it unethical not to use CompuMed(TM) exclusively. Another clinical study was presented as an abstract in the field of podiatry, where the study compared the use of the CompuMed(TM) and traditional hypodermic syringe for obtaining regional anesthetics in the hallux. The results stated that the pain associated with using the CompuMed(TM) was decreased from moderate to nearly non-existent. There are several ongoing clinical studies in other medical disciplines. In the dental market, a favorable evaluation on the use of the CompuDent(TM) was published in the Dental Advisor. Additionally, a study was published describing the benefits of using the new bi-directional rotation insertion technique.

     Since Milestone began marketing its technology, it has included Luer Lock needles in its system kits. In October 1999, Milestone began to market and sell the luer lock needles directly to its dental customers.

     Until November 2001 Milestone had sold SplatrFree(TM) prophy angles. In November 2001, Milestone sold certain tangible and intangible assets, rights and properties (which were fully amortized) relating to the SplatrFree product to Smart Health, Inc. for $55,000 payable at closing and a 12 month consulting agreement for $96,000 in aggregate.

Manufacturing and Sources of Supply

     CompuDent(TM) and CompuMed(TM) equipment units are manufactured for Milestone by Tricor Systems, Inc. ("Tricor") pursuant to specific purchase orders. In order to fund certain expenses of Tricor, Milestone has advanced funds to Tricor. These advances are reduced as Tricor makes shipments to Milestone. Net advances to Tricor as of December 31, 2000 and 2001 were $1,004,530 and $689,529, respectively.

     The Wand(R) disposable handpiece is manufactured for Milestone by Nypro Inc. ("Nypro") pursuant to scheduled production requirements. Nypro utilizes molds, semi-automated assembly equipment and packaging equipment purchased by Milestone.

     In October 1999, Milestone reached an agreement through an authorized intermediary to sell Becton Dickinson ("BD") Luer Lock needles directly to Milestone dental customers. BD remains Milestone's major needle supplier.

Marketing - Dentistry

     CompuDent(TM) was originally marketed to dental practitioners utilizing a group of major dental distributors in the U.S. and Canada. In October 1999, Milestone severed the U.S. distribution channel and began selling and marketing its product directly to dentists throughout the U.S. The dealer distribution channel in Canada was not affected until March 2000, when Milestone signed a distribution agreement with order minimums with Synca, a Canadian corporation. During the second quarter of 2001, Milestone transitioned to independent sales representatives supported through Milestone's customer service department and an in house sales department. As of December 31, 2001 Milestone employed 5 full time in house sales people and utilized 8 independent sales representatives. Milestone has experienced difficulty in achieving significant market penetration. Recent changes to the marketing approach and introduction of new sales programs have been instituted in order to improve results.

     During 2001, Milestone embarked on a re-positioning strategy. In October 2001, Milestone re-launched The Wand(R) Plus as CompuDent(TM) at the American Dental Association Exhibition (ADA) in Kansas City. The re-launch, complete with a new image, was part of an overall positioning effort to leverage the brand equity in The Wand(R) handpiece while providing separately identified products for the various market segments.

     The new positioning strategy is designed to enhance product perceptions. As part of the new strategy, Milestone is utilizing new tag lines that will also be used in the medical market, namely "Don't stick with old technology" and "Give them your best shot". New collateral material to support this new position was developed and launched, along with a new advertising campaign.

     To complete this repositioning strategy, Milestone will leverage the findings of two clinical studies, both of which focused on a new needle insertion technique called Bi-directional Rotation Insertion. This new technique made possible by the revolutionary design of The Wand(R) handpiece, minimized needle deflection, which is the path taken by a needle through tissue. The result produced greater accuracy in an in vitro model versus the traditional syringe technique. This is clinically significant, as contemporary dental anesthesia textbooks indicate needle deflection as a source of anesthetic failures. The second study concluded that this same technique requires two to three times less force to penetrate tissue, which may lead to a more comfortable injection experience of the patient. This new positioning strategy leverages the historical findings of Milestone to chart a pathway for the future.

     The industry is moving towards reducing the number of shows and the size of the exhibition stand as well as the number of people representing the manufacturers. Going forward, Milestone will reduce the number of trade shows that it attends in the dental market to a maximum of 18 shows in 2002. Milestone will also reduce the exhibit space to a standard 10' x 20' for several of the major exhibitions and a 10' x 10' display for the other exhibitions. The logistical management of these shows will be outsourced to a professional organization specializing in medical and dental trade shows. Milestone plans on utilizing a targeted direct mail approach in support of the trade shows.

     Milestone has utilized several types of distribution strategies in the U.S. The most recent strategy employed was the development of a network of independent sales representatives. This strategy has been met with limited success. The primary issue with this type of distribution strategy is that a representative must rely on a single product line for success. This has proven to be extremely difficult. Milestone believes that the concept of independent sales representation is the correct strategy, however, the overall plan must be modified to meet Milestone's strategic objectives.

     To that end, Milestone will continue the recruitment of commission only independent sales representatives that have established product lines in well defined geographic territories as well as regional dealers. Milestone believes that with smaller territories and complementary products, this new strategy will increase the sales of units, thereby increasing the installed base and the annuity stream of handpieces. In addition, Milestone plans on collaborating with regional dealers to support the sales effort. The management of this network will be accomplished internally, further reducing the financial risk.

      To support this strategy, Milestone has developed an inside sales capability in its Deerfield, IL, facility. Currently, this inside sales team, consisting of six professionals, is successfully targeting the installed base in open sales territories to both increase handpiece utilization as well as increase the installed base of CompuDent(TM) units by targeting existing customers for additional units. Milestone also offers telemarketing services to the external sales network, which is used primarily to set appointments. The cost of this service is partially offset by reductions in commissions in specific territories.

     Internationally, Milestone has developed a network of distributors. Currently, Milestone Medical Technologies (MMT), an independent company, manages the sales of the products in Europe, South Africa, the Middle East and Mexico. Latin American sales are managed through Windsor Technologies, China and Taiwan is managed through the IME Corporation and Synca manages the sales into the Canadian market. Sales in all other territories are managed directly by Milestone.

     This network of distributors is experiencing some of the same issues that faced the U.S market, most notably the training of practitioners. Steps are being taken to provide a standardized sale, marketing and training approach for the global distribution market. A unique issue uncovered in the international market is the re-use of handpieces. To mitigate this potential infection control issue, Milestone will introduce a bonded handpiece, which marries the handpiece and needle together in a single, sterile package. Milestone believes that these new approaches will provide the impetus for increased unit sales and handpiece utilization.

Dental and Hygiene School Program

     Milestone is committed to support the education and training of future dentists and dental professionals. Accordingly, it offers special educational assistance programs to qualified dental and hygiene schools throughout the U.S. and Canada. These programs include providing demo units, a year's supply of handpieces per unit, and free instruction and guidance to participating educators. Currently, The Wand(R) has been added to the curriculum of 28 U.S. and Canadian dental schools and 17 schools providing degrees in dental hygiene.

Marketing - Medical

     CompuMed(TM), released into the physician-based market in third quarter of 2001 for further market trials, will further expand Milestone's opportunities. CompuMed(TM) addresses the needs of several medical disciplines, including Podiatry, Plastic Surgery, Dermatology, Hair Restoration Surgery, Colorectal Surgery and Ambulatory Surgery. Milestone will initially focus on five specialties, Podiatry, Colorectal Surgery, Hair Restoration, Dermatology and the Ambulatory Surgery market.

     The choice by Milestone in its target markets is based on exhaustive analysis by focus type groups, consultation with industry experts and a pragmatic assessment of the opportunity. Milestone's products are designed to provide the same function as the traditional syringe with the enhancement of greater efficacy, less patient discomfort and reduction in liability. That simple analysis dictates that the product should be directed toward the industry and practices that would be most helped. In order to effectively penetrate the markets chosen, Milestone has begun to augment its current marketing and sales effort with contracted expertise from these fields.

     Milestone plans to introduce CompuFlo(TM), designed for the hospital market, in 2004. With the pressures on the hospital market to reform, market penetration should be easier. Hospitals and drug companies are already developing systems to control the error rate in administration of medication.

CompuFlo(TM) will seamlessly integrate with these bar code systems to provide a previously unattainable level of patient security and safety.

Competition

     Milestone faces intense competition from companies in the medical and dental device industry, including well-established academic institutions, possessing substantially greater financial, marketing, personnel, and other resources. Most of Milestone's competitors have established reputations, stemming from their success in the development, sale, and service of medical products. Further, rapid technological change and extensive research and development characterize the industry. Current or new competitors could, at any time, introduce new or enhanced products with features that render Milestone's products less marketable, or even obsolete. Therefore, Milestone must devote substantial efforts and financial resources to improve its existing products, bring its developmental products to market, and develop new products for its related markets. In order to compete successfully, Milestone must establish an effective distribution network. Several regulatory authorities also must approve Milestone's products before they may be marketed. There can be no assurance that Milestone will be able to compete successfully, that its competitors will not develop technologies or products that render its products less marketable or obsolete, or that it will succeed in improving its existing products, effectively develop new products or obtain required regulatory approvals.

     The Wand(R) system competes with non-automated disposable and reusable syringes and other local anesthetic delivery systems generally selling at significantly lower prices and utilizing established and well-understood methodologies. The Wand(R) competes on the basis of its performance characteristics and offers significant benefits to the practitioner and the patient. It reduces fear, pain and anxiety for the patient and greatly reduces practitioner stress levels. It can be used for all local anesthesia techniques as well as new and modified techniques. These new techniques allow faster procedures, shortening of chair time while minimizing numbing of the lips and facial muscles of expression. It enhances productivity, reduces stress and virtually eliminates pain and anxiety. In February 2001, a division of Dentsply International ("Dentsply") unveiled its own "Computer Controlled Anesthetic Delivery System" for dental application. Milestone has not been able to completely assess the competition presented by the product but believes that the mere introduction of the Dentsply product serves to validate the technology implicit in The Wand(R).

     The Luer Lock needle competes with dental needles produced and distributed by a number of major manufacturers and distributors and other producers or distributors of dental products, many of whom have significant competitive advantages because of their size, strength in the marketplace, financial and other resources and broad product lines. Milestone competes on the basis of convenience since it can package the product with an order for disposable handpieces.

Dependence on a Few Major Customers

     In 2000 and 2001, sales to the Company's largest customer, Milestone Medical Technologies, Ltd ("MMT") were approximately $641,000 and $410,000 (representing 11% and 10%, respectively). Furthermore, accounts receivable due from MMT at December 31, 2000 and 2001 were approximately $354,000 and $153,000 respectively. This represented 42% of account receivable, at the end of 2001 as opposed to 67% at the end of 2000.

     In addition, sales in 2000 to New Image do Brasil Import Export Ltd. (our distributor in Brazil), and Yoshida Dental Manufacturing Company of Japan were approximately $679,000 and $571,000, representing 12% and 10% of total sales for 2000, respectively.

Patents and Intellectual Property

     Milestone's patents are believed to be material to its business and potential growth. Milestone holds the following twelve U.S. utility patents and three U.S. design patents:

                                                                              U.S. Patent   Date of
                      Description                                               Number       Issue
                      -----------                                               ------       -----
The Wand(R)
-----------

Hypodermic Anesthetic Injection Method                                         4,747,824     5/31/88
Hypodermic Anesthetic Injection Apparatus & Method
    (CompuFlo, CompuMed(TM), and CompuDent(TM))                                5,180,371     1/19/93
Dental Anesthetic and Delivery Injection Unit                                  6,022,337      2/8/00
Dental Anesthetic Delivery Injection Unit (continuation of No. 6,022,387)      6,152,734    11/28/00
Dental Anesthetic Delivery Injection Unit (continuation of No. 6,022,337)      6,132,414    10/17/00
Pressure/Force Computer Controlled Drug Delivery System                        6,200,289     3/13/01
Design for a Dental Anesthetic Delivery System Handle                           D427,314     6/27/00
Design for a Dental Anesthetic Delivery System Holder                           D422,361      4/4/00
Design for a Dental Anesthetic Delivery System Housing                          D423,665     4/25/00


Other
-----

Hypodermic Syringe and Method                                                  4,877,934    12/19/88
Apparatus and Method for Sterilizing, Destroying and
    Encapsulating Medical Implement Wastes                                     4,992,217     2/12/91
Apparatus and Method for Verifiably Sterilizing
    Destroying and Encapsulating Regulated Medical Wastes                      5,078,924      1/7/92
Apparatus and Method for Verifiably Sterilizing,
    Destroying and Encapsulating Regulated Medical Wastes                      5,401,444     3/28/95
Self-Sterilizing Hypodermic Syringe and Method                                 5,512,730     4/30/96
Self-Sterilizing Hypodermic Syringe and Method                                 5,693,026     12/2/97

     Milestone also has filed four additional United States utility patent applications on improvements in The Wand(R) and its accessories and three other utility applications on related injection technology.

      Milestone has adopted the trademarks, The Wand(R) and The Wand(R) Plus. The Wand(R)is registered on the Principal Register as Registration No. 2,291,401, issued November 9, 1999. The Wand Plus(TM) is registered on the principal register as registration No. 2,452,781 issued May 22, 2001.

     Milestone relies on a combination of patent, copyright, trade secret, and trademark laws and employee and third party nondisclosure agreements to protect its intellectual property rights. Despite the precautions taken by Milestone to protect its products, unauthorized parties may attempt to reverse engineer, copy, or obtain and use products and information that Milestone regards as proprietary. Litigation may be necessary to protect Milestone's intellectual property rights and could result in substantial cost to and diversion of effort by Milestone with no guarantee of success. The failure of Milestone to protect its proprietary information and the expenses of doing so could have a material adverse effect on its operating results and financial condition.

     While there are no current claims that Milestone's products infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against Milestone in the future with respect to current or future products or that any such assertion may not require Milestone to cease selling such products, or to enter into arrangements that require Milestone to pay royalties, or to engage in costly litigation. Although Milestone has received no claims of infringement, it is possible that infringement of existing or future patents or proprietary rights of others may occur. In the event that its products infringe upon patent or proprietary rights of others, Milestone may be required to modify its processes or to obtain a license. There can be no assurance that Milestone would be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do so would have a material adverse effect on Milestone.

Government Regulation

     The CompuDent(TM) system (then known as The Wand(R)) and its disposable handpiece were cleared for marketing in the U.S. by the FDA, for dentistry in July 1996 and the CompuMed(TM) was cleared for marketing in the U.S. for medicine in May 2001.

     The manufacture and sale of medical devices and other medical products, such as The Wand(R), are subject to extensive regulation by the FDA pursuant to the FDC Act, and by other federal, state and foreign authorities. Under the FDC Act, medical devices must receive FDA clearance before they can be marketed commercially in the United States. Some medical products must undergo rigorous pre-clinical and clinical testing and an extensive FDA approval process before they can be marketed. These processes can take a number of years and require the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain, and FDA clearance may never be obtained. Delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each product submitted. Similar delays also may be encountered in other countries. Following the enactment of the Medical Device Amendments to the FDC Act in May 1976, the FDA classified medical devices in commercial distribution into one of three classes. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of the medical device. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls, such as adequate labeling, premarket notification, and adherence to the FDA's Quality System Regulation ("QSR"), also referred to as "good manufacturing practices ("GMP") regulations. Some Class I devices are further exempted from some of the general controls. Class II devices are those devices whose safety and effectiveness reasonably can be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries, and FDA guidelines. Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices.

     If a manufacturer or distributor can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required premarket approval, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) Premarket Notification. The 510(k) Premarket Notification and the claim of substantial equivalence may have to be supported by various types of data and materials, including test results indicating that the device is as safe and effective for its intended use as a legally marketed predicate device. Following submission of the 510(k) Premarket Notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. By regulation, the FDA has no specific time limit by which it must respond to a 510(k) Premarket Notification. At this time, the FDA typically responds to the submission of a 510(k) Premarket Notification within 90 to 200 days. The FDA response may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. However, the FDA may determine that the proposed device is not substantially equivalent or may require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay Milestone's market introduction of its products and could have a material adverse effect on Milestone. If a device that has obtained 510(k) Premarket Notification clearance is changed or modified in design, components, method of manufacture, or intended use, such that the safety or effectiveness or the device could be significantly affected, separate 510(k) Premarket Notification clearance must be obtained before the modified device can be marketed in the United States.

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

     Though CompuDent(TM) and CompuMed(TM) have received FDA marketing clearance, there can be no assurance that any of Milestone's other products under development will obtain the required regulatory clearance on a timely basis, or at all. If regulatory clearance of a product is granted, such clearance may entail limitations on the indicated uses for which the product may be marketed. In addition, modifications may be made to Milestone's products to incorporate and enhance their functionality and performance based upon new data and design review. There can be no assurance that the FDA will not request additional information relating to product improvements, that any such improvements would not require further regulatory review thereby delaying the testing, approval and commercialization of Milestone's development products or that ultimately any such improvements will receive FDA clearance.

     Compliance with applicable regulatory requirements is subject to continual review and will be monitored through periodic inspections by the FDA. Later discovery of previously unknown problems with a product, manufacturer, or facility may result in restrictions on such product or manufacturer, including fines, delays or suspensions of regulatory clearances, seizures or recalls of products, operating restrictions and criminal prosecution and could have a material adverse effect on Milestone.

     Milestone is subject to pervasive and continuing regulation by the FDA, whose regulations require manufacturers of medical devices to adhere to certain QSR requirements, also referred to as "Good Manufacturing Practices" ("GMP") as defined by the FDC Act. QSR compliance requires testing, quality control and documentation procedures. Failure to comply with QSR requirements can result in the suspension or termination of production, product recall or fines and penalties. Products also must be manufactured in registered establishments. In addition, labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. The export of devices is also subject to regulation in certain instances.

     The Medical Device Reporting ("MDR") regulation obligates Milestone to provide information to the FDA on product malfunctions or injuries alleged to have been associated with the use of the product or in connection with certain product failures that could cause serious injury. If, as a result of FDA inspections, MDR reports or other information, the FDA believes that Milestone is not in compliance with the law, the FDA can institute proceedings to detain or seize products, enjoin future violations, or assess civil and/or criminal penalties against Milestone, its officers or employees. Any action by the FDA could result in disruption of Milestone's operations for an undetermined time.

     In addition to the foregoing, numerous other federal and state agencies, such as environmental, fire hazard control, working condition and other similar regulators, have jurisdiction to take actions that could have a materially adverse effect upon Milestone's ability to do business. In addition, expansion of Milestone's operations into foreign countries will require Milestone to obtain approvals, permits or licenses and comply with additional regulatory schemes in those countries. Amendments to existing statutes and regulations, adoption of new statutes and regulations and expansion of its business could require Milestone to alter methods of operations at costs that could be substantial, which could have an adverse effect on it. There can be no assurance that Milestone will be able, for financial or other reasons, to comply with applicable laws and regulations and approval, permit or license requirements. Currently, Milestone believes it is in compliance with all applicable statutes and regulations governing its operations and business as currently conducted, including, without limitation, those in respect of The Wand(R) The WandPlus(R), CompuDent(TM) and CompuMed(TM) and that it has all necessary approvals, permits and licenses that are applicable to its business, operations and products and services.

Product Liability

     Failure to use any of Milestone's products in accordance with recommended operating procedures potentially could result in subjecting users to health hazards or injury. Failures of its products to function properly could subject Milestone to claims of liability. Milestone maintains liability insurance in an amount which it believes to be adequate. However, there can be no assurance that its insurance coverage will be sufficient to pay products liability claims brought against Milestone. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on Milestone.

Research and Development Activities

     During the 2000 and 2001 fiscal years, Milestone expensed $386,250 and $49,943, respectively, on research and development activities. The higher costs incurred during 2000 were associated with the development of the medical unit and product improvements.

Employees

     Milestone had 17 full-time employees including three executive officers, 3 part-time employees and 8 independent sales representatives at December 31, 2001. Milestone also uses the services of certain outside consultants for marketing and other activities.

Certain Risk Factors That May Affect Growth And Profitability

     The following factors may affect the growth and profitability of Milestone and should be considered by any prospective purchaser of Milestone's securities:

     History of Losses; Accumulated Deficit. Our operations commenced in November 1995, when we acquired a 65% interest in Spintech. For the fiscal years ending December 31, 1995, 1996 and 1997 we had limited revenues. For the fiscal years ended December 31, 1998, 1999, 2000 and 2001 our revenues were approximately $8.8 million, $2.9 million, $5.7 million and $4.1 million respectively. In addition, we have had losses for each of the years ended December 31, 1995, 1996, 1997, 1998, 1999, 2000 and 2001 including a loss of approximately $4 million for 2001. At December 31, 2001, we had an accumulated deficit of approximately $39.3 million.

     Need for Greater Market Acceptance of our technology. As with any new technology, there is substantial risk that the marketplace will not accept the potential benefits of such technology or be unwilling to pay for any cost differential with the existing technologies. Market acceptance of The Wand(R), CompuDent(TM) and CompuMed(TM) depends, in large part, upon our ability to educate potential customers of their distinctive characteristics and benefits and will require substantial marketing efforts and expense. More than 12,000 units of the CompuDent(TM) or its predecessor unit were sold in the U.S. over the past three years. Sales of disposable handpieces in 2001 reflect a low level of usage of our dental and medical systems. However, from November 1999 through the present, Milestone has experienced steady disposable handpiece sales in the U.S. We cannot assure you that our current or proposed products will be accepted by end users or that any of the current or proposed products will be able to compete effectively against current and alternative products.

     Highly Competitive Industry; Technological and Product Obsolescence. We face intense competition from many companies in the medical and dental device industry, including well-established academic institutions, possessing substantially greater financial, marketing, personnel, and other resources. Most of our competitors have established reputations, stemming from their success in the development, sale, and service of competing dental products. Further, rapid technological change and research may affect our product. Current or new competitors could, at any time, introduce new or enhanced products with features that render our products less marketable or even obsolete. In February 2001, a division of Dentsply unveiled its own "Computer Controlled Anesthetic Delivery System". Milestone has not completely assessed the competition presented by the product but knows the introduction of the Dentsply product serves to validate the technology implicit in the CompuDent(TM) and CompuMed(TM). Therefore, we must devote substantial efforts and financial resources to improve our existing products, bring our products to market quickly, and develop new products for related markets. In addition, our ability to compete successfully requires that we establish an effective distribution network. New products must be approved by regulatory authorities before they may be marketed. We cannot assure you that we can compete successfully, that our competitors will not develop technologies or products that render our products less marketable or obsolete, or that we will succeed in improving our existing products, effectively develop new products, or obtain required regulatory approval for those products.

     Limited Distribution; Need to Broaden Distribution Channels. Our future revenues depend on our ability to market and distribute our anesthetic injection technology successfully. Domestically we rely on a limited number of independent representatives and in-house sales people. In international markets, we continue to lack distributors in many markets. In order to be successful we will need to expand our distribution channels.

     Patent and Intellectual Property Protection. We hold U.S. patents applicable to The Wand(R). We rely on a combination of patent, trade secret, and trademark laws and employee and third-party nondisclosure agreements, to protect our intellectual property rights. Despite the precautions we have taken to protect our products, unauthorized parties may attempt to reverse engineer, copy, or obtain and use products and information that we regard as proprietary. We may have to initiate lawsuits to protect our intellectual property rights. Such lawsuits are costly and divert management's time and effort away from our business with no guarantee of success. Our failure to protect our proprietary rights, and the expense of doing so, could have a material adverse effect on our operating results and financial condition. Although we have not received any claims of infringement, it is possible that our products may infringe on the existing or future patents or proprietary rights of others. If so, we may have to modify our processes or to obtain a license. We cannot assure you that we will be able to do so in a timely manner, upon acceptable terms and conditions, or at all.

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

     Product Liability. We could be subject to claims for personal injury from the alleged malfunction or misuse of our dental and medical products. While we carry liability insurance which we believe is adequate, we cannot assure you that the insurance coverage will be sufficient to pay such claims should they be made. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on us.

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

     Control by Certain Persons. Our current officers and directors own approximately 24% of the outstanding shares of our Common Stock. Accordingly, by reason of their stockholdings, and their control of the means for soliciting stockholder votes, the officers and directors will be able to exercise control and, in all likelihood, will be able to continue to elect all directors.

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

     If Our Shares of Common Stock Are Removed or Delisted from The American Stock Exchange the Ability of Stockholders to Sell Our Common Stock and Warrants in the Secondary Market Could Be Restricted.

     The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on the American Stock Exchange. If our shares of common stock are removed or delisted from the American Stock Exchange, the security may become subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As such, the "penny stock" rules, in the event our securities are delisted from the American Stock Exchange, may restrict the ability of stockholders to sell our common stock and warrants in the secondary market.

     If We Are Unable to Satisfy the American Stock Exchange Maintenance Requirements, Our Common Stock May Be Delisted from the American Stock Exchange which Could Impair the Liquidity and the Value of our Common Stock.

     Shares of our common stock are currently included on the American Stock Exchange. However, there can be no assurance that, in the future, we will meet the criteria for continued listing. Continued listing on the American Stock Exchange generally requires that (i) we maintain at least $2,000,000 in stockholders' equity if the issuer had losses in two of the most recent three years, or at least $4,000,000 in stockholders' equity if the issuer had losses in three of the most recent four years; (ii) there be at least 200,000 shares in the public float valued at $1,000,000 or more, and (iii) the common stock be held by at least 300 holders. Milestone has incurred a net loss in each of the three years ended December 31, 2001 and, as at December 31, 2001, had a total stockholders' deficit of $4.5 million. Further, the estimated value of its public float on March 29, 2002 was $6,356,478. If we are unable to satisfy the American Stock Exchange's maintenance requirements, for 30 consecutive days our securities may be delisted from the American Stock Exchange within 90 days from the receipt of notification of such deficiency from the American Stock Exchange. In that event, trading, if any, in the common stock and warrants would be conducted in the over the counter market in the so-called "pink sheets" or the NASD's "OTC Bulletin Board." Consequently the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts and new media coverage of Milestone, and lower prices for our securities than might otherwise be obtained.

     Government Regulation and FDA Clearance. The manufacture and sale of Milestone's CompuDent(TM), CompuMed(TM) and The Wand(R) are subject to extensive regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act ("FDC Act"), and by other federal, state and foreign authorities. Under the FDC Act, these medical devices must receive FDA clearance before they can be marketed commercially in the U.S. Some products must undergo rigorous pre-clinical and clinical testing and an extensive FDA approval process before they can be marketed. These processes can take a number of years and require the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain, and FDA clearance may never be obtained. Delays or rejections may be based upon changes in FDA policy during the period of product development and FDA regulatory review of each submitted application. Similar delays also may be encountered in other countries. While CompuDent(TM), CompuMed(TM) and The Wand(R) have received FDA marketing clearance, there can be no assurance that all of our products under development will obtain the required regulatory clearance on a timely basis, or at all. If regulatory clearance of a product is granted, such clearance may impose limitations on the indicated uses for which the product may be marketed. In addition, modifications may be made to our products to incorporate and enhance their functionality and performance based upon new data and design review. There can be no assurance that the FDA will not request additional information relating to product improvements, that any such improvements would not require further regulatory review thereby delaying the testing, approval and commercialization of the our products or that ultimately any such improvements will receive FDA clearance. FDA regulations also require manufacturers of medical devices to adhere to certain "Good Manufacturing Practices" ("GMP"), which include testing, design, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and will be monitored through periodic inspections by the FDA. Later discovery of previously unknown problems with a product, manufacturer, or facility may result in restrictions on such product or manufacturer, including fines, delays or suspensions of regulatory clearances, seizures or recalls of products, operating restrictions and criminal prosecution and could have a material adverse effect on us.

     Restricted Securities; Possible Volatility of Market Price. Shares of our Common Stock currently are traded on the American Stock Exchange and the Pacific Stock Exchange. From time to time the market prices of dental and medical product companies have been affected by various factors, including adverse publicity. We cannot assure you that the market price of our Common Stock will not be volatile as a result of factors such as our financial results, possible adverse publicity resulting from any infractions of governmental regulations and various other factors affecting dental and medical product companies or the market generally. In recent years the stock market has experienced wide price fluctuations not necessarily related to the operating performance of such companies.

     Effect of Outstanding Warrants and Options. We currently have outstanding options and warrants to purchase 3,325,832 shares of our Common Stock at prices ranging from $.75 to $23.00 per share. Holders of these warrants and options are given the opportunity to profit from a rise in the market price of our Common Stock and are likely to exercise their securities at a time when we would be able to obtain additional equity capital on more favorable terms. Thus, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by such outstanding securities. We have granted registration rights with respect to our shares of our Common Stock covered by the warrants.

Item 2. Description of Property

     On March 20, 1997 Milestone opened new corporate headquarters and administrative offices occupying approximately 2,693 square feet at 220 South Orange Avenue, Livingston Corporate Park, Livingston, New Jersey. Milestone occupies this space under a lease that, in March 2002 was extended for an additional five year period, at a cost Milestone believes to be competitive. Spintech's accounting functions are located in the corporate office. Spintech's operational functions are located at and consolidated with the other operations in Deerfield, Illinois.

     In October 1999, Milestone consolidated its operations in Deerfield, Illinois, moving from two facilities to a single facility (approximately 5,470 square feet) in the same business complex. A five-year lease was signed. The facility serves as distribution center for Milestone's products and the telemarketing office.

Item 3. Legal Proceedings

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)  Election of Board of Directors

      Milestone held its 2001 Annual Meeting of Stockholders on November 8, 2001. At the meeting, stockholders reelected all board members which were presented below are the votes cast for each director nominee:

      ---------------------------------------------------------------------
                                                Withhold
             Name                 For           Authority         Abstain
      ---------------------------------------------------------------------
      Leonard Osser            7,874,678                          56,833
      ---------------------------------------------------------------------
      Paul Gregory             7,877,378                          54,133
      ---------------------------------------------------------------------
      Louis I. Margolis        7,877,278                          54,233
      ---------------------------------------------------------------------
      Leonard M. Schiller      7,877,278                          54,233
      ---------------------------------------------------------------------
      Stephen A. Zelnick       7,885,278                          46,233
      ---------------------------------------------------------------------

(b) Appointment of J.H. Cohn LP as Milestone's independent accountants for the fiscal year ending December 31, 2001.

           For 7,891,353          Against 34,928           Abstain 5,230

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters

     (a) Market Information

     Milestone's Common Stock had been traded on the Nasdaq SmallCap Market under the symbols "USOS" from November 3, 1995 through December 5, 1996 and "WAND" from December 6, 1996 through January 6, 1998. The Common Stock has traded on the Nasdaq National Market under the symbol "WAND" from January 7, 1998 through April 22, 1998. Since such date, the Common Stock has traded on the American Stock Exchange under the symbol "MS" and the Pacific Stock Exchange under the symbol "MS."

     The following table sets forth the high and low closing prices of our Common Stock, as quoted by the American Stock Exchange. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                    Closing Price
                                                    -------------
                                                  High          Low
                                                  ----          ---
              2000
              ----
              First Quarter                     $  6.00      $   .8125
              Second Quarter                    $  4.1875    $  1.0625
              Third Quarter                     $  3.25      $  1.75
              Fourth Quarter                    $  2.1875    $   .875

              2001
              ----
              First Quarter                     $  2.00      $   .85
              Second Quarter                    $  1.00      $   .62
              Third Quarter                     $  1.75      $   .68
              Fourth Quarter                    $   .73      $   .50

              2002
              ----
              First Quarter                     $   .68      $   .52

     (b) Holders

     As of March 15, 2002 the number of record holders of the Common Stock of Milestone was 161. Milestone believes that there are more than 3,500 beneficial holders of its Common Stock.

     (c) Dividends

     The holders of our Common Stock are entitled to receive such dividends as may be declared by Milestone's Board of Directors. Milestone has not paid and does not expect to declare or pay any dividends in the foreseeable future.

Sales of Unregistered Securities

     On January 31, 2000, Milestone issued five-year warrants to purchase an aggregate of 142,857 shares of Common Stock to holders of Milestone's 10% Secured Promissory Notes, including Cumberland Associates LLC, Strategic Restructuring Partnership L.P., a former principal of Cumberland Associates, two officers of the Corporation, an affiliate of one of its directors and six other individuals. The warrants were issued as consideration for the loans made by these investors to Milestone at the time of issuance. Each of the warrants, as originally issued, contained a provision gradually escalating its exercise price from $1.75 in 2000 to a maximum of $7.00 in 2004. However, in March 2001, the exercise price of these warrants was amended by agreement between Milestone and the warrant holders to provide for an exercise price of $1.75 per share up to the date of maturity. The warrants were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended (the "Act"), provided by Sections 4(2) and 4(6) of the Act.

     Morse, Zelnick, Rose and Lander, LLP, legal counsel to Milestone and the firm in which Steve Zelnick, a Director, is a partner, is the holder of warrants to purchase 118,000 shares of Common Stock and warrants to purchase 83,333 units, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $3.125. On February 3, 2000, Milestone reduced the exercise price of all these warrants to $1.25 and extended their exercise period to February 2, 2002. Consideration for the amendments were legal services rendered to Milestone by Morse, Zelnick, Rose & Lander, LLP. The warrants originally were issued pursuant to the exemption from registration under the Act provided by Sections 4(2) and 4(6) of the Act.

     On July 31, 2000, December 7, 2000 and January 26, 2001, Milestone issued to K. Tucker Andersen, a major existing investor warrants to purchase 70,000, 80,000 and 20,000 shares of Common Stock, respectively, at an exercise price of $3.00, $1.25 and $1.875 per share, respectively. Each of the aforementioned warrants are exercisable for five years from the date of issuance and were issued as consideration for loans of a total of $1,000,000 that the investor made to Milestone. The loans, which are evidenced by a senior secured promissory note, bear an 8% interest that is payable quarterly in arrears. Principal payments, in the amount of $500,000 each, are due on June 30, 2003 and December 31, 2003, respectively. The warrants were issued pursuant to the exemptions from registration under the Act provided by Sections 4(2) and 4(6) of the Act.

     On January 22, 2001, Milestone entered into an agreement to grant to Hillgreen Investments Limited ("Hillgreen") warrants to purchase 100,000 shares of Common Stock as consideration for opening an equity line of credit with Milestone. In addition, as consideration for the services rendered by Jesup & Lamont Securities Corporation ("Jesup & Lamont") as placement agent in connection with the equity line of credit, Milestone granted to Jesup & Lamont warrants to purchase 75,000 shares of Common Stock. The warrants issued to Hillgreen and Jesup & Lamont are exercisable at any time prior to January 22, 2003 at a price of $1.86 per share, and were issued pursuant to the exemptions from registration under the Act provided by Sections 4(2) and 4(6) of the Act.

     On January 30, 2001 Milestone issued to Shaul Koren 92,308 shares of Common Stock, as payment for consulting services performed by Mr. Koren, pursuant to exemptions from registration under the Act provided by Sections 4(2) and 4(6) of the Act.

     On February 8, 2001, Milestone issued to Cumberland Associates LLC, Strategic Restructuring Partnership L.P., a former principal of Cumberland Associates, two officers of the Corporation, an affiliate of one of its directors and six other individuals, an aggregate of 27,641 shares of Common Stock in payment of interest on the 10% Secured Promissory Notes issued to these investors on January 31, 2000. The stock was issued pursuant to the exemption from registration under the Act provided by Sections 4(2) and 4(6) of the Act.

     On March 9, 2001, Milestone issued to K. Tucker Andersen, a major existing investor a warrant to purchase 100,000 shares of Common Stock, exercisable at any time for five years from the date of issuance at $1.10 per share, as consideration for opening a $500,000 line of credit. Milestone pays a 2% facility fee on the line of credit and interest at a rate of 10% per annum on monies borrowed. On December 28, 2001, Milestone signed an agreement to issue 33,840 units, consisting of one share and one warrant to purchase one share in payment of the $27,072 accrued interest through December 31, 2001. The warrants are exercisable at $.80 per share through January 31, 2003, thereafter at $1.00 per share through January 31, 2004, and thereafter at $2.00 per share through January 31, 2007, at which time they will expire. All of these units and warrants were issued in February 2002 pursuant to the exemptions from registration under the Act provided by Sections 4(2) and 4(6) of the Act.

     On March 30, 2001, Milestone issued to an owner and officer of a management company for a major existing investor 500,000 shares of Common Stock for $500,000 pursuant to exemptions from registration under the Securities Act of 1933, as amended, provided by Sections 4(2) and 4(6) of the Act.

     In March 2001, Milestone signed an agreement with News USA, Inc. and Vested Media Partners, Inc. to increase the awareness of healthcare professionals and the public to the benefits of CompuDent(TM), CompuMed(TM), The Wand(R) and CompuFlo(TM) technologies. Under the agreement, News USA, Inc. is required to prepare, write and seek to place in newspapers and other media, articles about Milestone's products and technologies. As consideration for their services, Milestone granted to News USA, Inc. and Vested Media Partners, Inc. warrants to purchase an aggregate of approximately 1,172,000 shares of Milestone's Common Stock at prices increasing from $1.28 to $3.00 per share during the 3-year warrant term. The warrants were issued pursuant to the exemptions from registration under the Act provided by Sections 4(2) and 4(6) of the Act.

     On December 28, 2001, Milestone entered into an agreement with its CEO, Leonard Osser to issue to him 614,183 units in payment of $491,346 in compensation, specifically, his salary as Chief Executive Officer of Milestone, which he voluntarily has deferred since August 5, 2000. In January 2002, the units were issued and each unit consists of one share of Milestone's common stock and one warrant to purchase an additional share of such common stock. The warrants are exercisable at $.80 per share through January 31, 2003, thereafter at $1.00 per share through January 31, 2004, and thereafter at $2.00 per share through January 31, 2007, at which time they will expire. The warrants were issued pursuant to the exemptions from registration under the Act provided by Sections 4(2) and 4(6) of the Act.

     In December 2001, Milestone entered into an agreement with K. Tucker Andersen, an existing investor, to issue 325,000 units. The units, which were issued in January 2002, consists of one share of Milestone common stock and one warrant to purchase an additional share of such common stock. The warrants are exercisable at $.80 per share through January 31, 2003, thereafter at $1.00 per share through January 31, 2004, and thereafter at $2.00 per share through January 31, 2007, at which time they will expire. The units were issued in exchange for $185,000 and the cancellation of a 10% convertible promissory note issued in October 2001, under which an amount of $75,000 was due at that time.

     On March 28, 2002, the Company entered into an agreement with a vendor to issue 187,500 units in consideration for payment on accounts payables totaling $93,924 and for future services totaling $56,076 aggregating $150,000. Each unit consisted of one share of the Company's common stock and a warrant to purchase an additional share of common stock. The warrants are exercisable at $.80 per share through December 31, 2003 therefore at $1.00 per share through January 31, 2004 and thereafter at $2.00 per share through January 31, 2007 at which time they expire.

ITEM 6. Management's Discussion and Analysis or Plan of Operation

Summary of Significant Accounting Policies

Inventory

     Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market.

Impairment of Long-Lived Assets

     The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. As indicated in Note B, the Company believes that an impairment of certain assets had occurred. Accordingly, the Company recorded, in the fourth quarter, a noncash charge of $2,203,721 for the year ended December 31, 2000, representing the write-down of tooling equipment and patents resulting from losses relating to sales of its principal product, The Wand(R).

Revenue Recognition

     Revenue is recognized when title passes at the time of shipment and collectibility is assured.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the allowance for doubtful accounts, advances to contract manufacturer inventory valuation allowances, and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

Overview

      Management's efforts during 2001 have focused on reducing cash flows in operations, obtaining additional financing, reducing the cash outlays connected with existing debt and overhead, and introducing CompuMed(TM) for medical procedures.

     In 2001, Milestone has achieved several of these objectives. As mentioned previously, it received $1,260,000 in new financing from existing major investors, restructured approximately $756,000 of existing debt and obtained an equity commitment subject to certain conditions for the purchase of up to 2,100,000 shares of its Common Stock. It successfully reduced operating overhead through cost containment programs and transitioned to a commission based sales incentive program for sales representatives. In August 2001, Milestone unveiled the CompuMed(TM) technology for medical procedures. Furthermore, Milestone reached an agreement with a media service company to increase the awareness of healthcare professionals and the public to the benefits of the CompuDent(TM), CompuMed(TM), and Milestone's new CompuFlo(TM) technologies. Finally, Milestone was granted a broad new U.S. patent covering the CompuFlo(TM) technology.

     Although operations have not become a source of cash to date, management is encouraged that only $335,000 was needed to fund the operating activities during the last six months of 2001. The resulting $56,000 monthly average use of cash from operations during the second half represents a sharp decline from the approximate $1,050,000 (an average of $175,000 per month) used in operating activities during the first six months of 2001. Results to date indicate that this trend is continuing during 2002.

     Unit sales remain below expectation, as foreign distributors postponed restocking until existing inventories have been depleted and as domestic efforts concentrated on repositioning the product in the dental market place.

     In addition, the events of September 11, 2001 caused the cancellation of a major trade show in September and brought about lower attendance at subsequent 2001 trade shows, reducing net sales during this period.

Fiscal year ended December 31, 2001 compared to fiscal year ended December 31, 2000

Statement of Operations

     Net sales for the years ended December 31, 2001 and 2000 were $4,093,710 and $5,674,351, respectively. The $1,580,641 or 27.9% decrease is attributable primarily to several transactions unique to 2000, when Milestone partnered with a domestic distributor in a promotional sales effort; availed to its customers the first time opportunity to purchase refurbished units of CompuDent(TM) at a special discounted price; and launched the sale of CompuDent(TM) and The Wand(R) in Japan, Mexico and Brazil. These efforts generated revenues of approximately $87,000, $280,000 and $1,250,000, respectively. For 2001, revenue generated from domestic sales of Wand(R) handpieces increased to approximately $1,756,500 or 7.3% as compared to the year ended December 31, 2000. Domestic unit sales declined approximately 18.9% to $1,309,700 while Milestone transitioned from its own sales force to a sales force of independent representatives.

     Cost of sales for the years ended December 31, 2001 and 2000 were $1,973,156 and $3,626,786, respectively. The $1,653,630 decrease is attributable primarily to lower foreign sales and promotional unit sales and $388,284 in depreciation of tooling equipment during 2000. During the fourth quarter of 2000, the tooling equipment was written off. The decrease was partially offset by the recovery in 2000 of previously written down inventory for parts and finished goods totaling $569,000.

     For the years ended December 31, 2001, Milestone generated a gross profit of $2,120,554 or 51.8% as compared to a gross profit of $2,047,565 or 36.1% for the year ended December 31, 2000.

     Selling, general and administrative expenses for the years ended December 31, 2001 and 2000 were $5,271,032 and $7,250,780, respectively. The $1,979,748 decrease is attributable primarily to a $1,366,000 aggregate reduction in selling and marketing expenses for CompuDent(TM), a $227,000 decrease in consulting fees, a $99,000 reduction in legal fees, a $173,000 decrease in non cash compensation for services rendered and $244,549 of patent amortization for 2000. These decreases were partially offset by a $85,560 increase in the CEO's accrued salary, to the level in effect in 1998. Salary payments to the CEO were deferred until the end of 2001. In January 2002, the Company issued 625,000 units in payment of the deferred liability in January 2002. During the fourth quarter of 2000, Milestone incurred a patent writedown of $1,247,175.

     Research and development expenses for the years ended December 31, 2001 and 2000 were $49,943 and $386,250, respectively. The $336,307 difference is the result of higher costs incurred during the third quarter of 2000, which were associated with the development of the medical unit and product improvements.

     The loss from operations for the years ended December 31, 2001 and 2000 was $3,200,421 and $6,854,423, respectively.

     In February 2000, Milestone settled the lawsuit with former employees, Ronald Spinello, DDS, former Chairman and Director of Research of Spintech and his son, Glen Spinello. Milestone paid $25,000 to Dr. Spinello and issued 80,000 shares of common stock to him and 8,000 shares of common stock to Glen Spinello. Since the market price of the shares was $2.3125 per share, Milestone recognized a $228,500 expense. Milestone received from the Spinello's 5,025 shares of Spintech common stock, a subsidiary of Milestone.

      In November 2001, the Company sold certain tangible and intangible assets, rights and properties (which were fully amortized) relating to the SplatrFree(TM) prophy angle to Smart Health, Inc. for $55,000. In addition, the Company entered into a 12 month consulting agreement with Smart Health for $96,000

     Milestone incurred interest expense of $858,582 for the year ended December 31, 2001 as compared to $436,340 of interest expense for calendar 2000. The difference is attributable to higher average borrowings in 2001 and $306,734 in amortization of the debt discount and deferred financing costs, which is associated with the detachable warrants from the financing described below.

     The net loss for the years ended December 31, 2001 was $3,991,580 as compared to a net loss of $7,509,855 for 2000. The $3,518,275 reduction in net loss is attributable to a decrease in operating expenses. This was partially offset by a decrease in foreign sales volume for CompuDent(TM) and its disposable handpiece and an increase in interest expense.

Liquidity and Capital Resources

     At December 31, 2001, Milestone had $15,742 in cash and had a working capital deficiency of $280,663. For 2001, Milestone decreased cash by $157,125.

     For the year ended December 31, 2001, Milestone's net cash used in operating activities was $1,384,936. This is attributable primarily to a net loss of $3,991,580 adjusted for non-cash items of $306,734 for amortization of debt discount and deferred financing costs, $21,398 for the amortization of unearned advertising costs, $31,055 for amortization of unearned compensation, $75,990 for depreciation, $150,000 for common stock issued for services and $197,649 for options and warrants issued for services rendered; increases and decreases of operating assets and liabilities are as follows; a $165,801 decrease in accounts receivable; a $13,533 decrease in inventory; an $121,727 decrease in prepaid expenses; a $315,000 decrease in advance to contract manufacturer; a $2,044 increase in other assets; an increase in accrued expenses of $54,178; a $551,847 increase in accrued interest; a $253,776 increase in accounts payable; and a $350,000 increase in deferred compensation.

     For the year ended December 31, 2001, Milestone used $10,672 in investing activities for capital expenditures.

     For the year ended December 31, 2001, Milestone generated $1,238,483 from financing activities. This is due to the $735,167 net of expenses, received in aggregate from the sale of common stock and the $600,000 received in aggregate from notes and two credit lines. This was partially offset by $96,684 of debt financing costs. These financings were accomplished through two major existing investors.

     To improve liquidity and meet its working capital needs during 2001, Milestone has reduced operating overhead, restructured existing debt and raised additional capital. The reduction in operating overhead was achieved in part by transitioning its domestic sales forces to a commission based independent sales force, by reducing operating staff and by reducing marketing expenses.

     On March 28, 2002, the Company entered into an agreement with a vendor to issue a total of 187,500 units for payment on accounts payable of $93,924 and for future services of $56,076 aggregating $150,000. At December 31, 2001, accounts payable with the vendor was $66,100.

On March 29, 2002, the Company entered into the following agreements for:

     o Deferring payment on accounts payable to a related party totaling $272,866 at December 31, 2001 until January 2, 2003.

     o Extending the maturity date of its $200,000 obligation and accrued interest of $26,600 to its Chief Executive Officer ("CEO") until January 2, 2003.

     o Deferring payment on $320,000 of the CEO's $350,000 salary until January 2, 2003.

     o Establishing a 6% $100,000 line of credit with its CEO through January 2, 2003, payable on April 2, 2003

On March 31, 2002, the senior secured zero coupon 20% promissory notes were originally due. On March 31, 2002, the Company obtained the required consents from the senior secured zero coupon 20% promissory note noteholders whose outstanding face value (principal plus accrued interest) was collectively greater then 80% of the total outstanding face value of the obligations to extend the maturity date up to 30 days.

On April 12, 2002 and on April 15, 2002, the Company entered into the following agreements with existing noteholders:

     o The Company received the required consents from the senior secured zero coupon 20% promissory noteholders whose outstanding face value (principal plus accrued interest) was collectively greater then 80% of the total outstanding face value of the obligation and the following occurred; (1) the notes were extended to July 1, 2003 and (2) the interest rate was reduced to 6% if paid in cash or reduced to 12% if paid in common stock. Additionally, at the option of the Company the face value on the maturity date will be payable either in cash or in the Company's common stock, valued at the average closing price per share. For the five trading days prior to July 1, 2003. Furthermore, for the holders who had given their consent the Company will issue to these holders 120 shares of the Company's common stock for each $1,000 face amount outstanding at maturity.

     o Extending the 20% promissory notes to July 1, 2003 and lowering the interest rate from 20% to 6% if paid in cash or to 12% if paid in common stock.

     o    Extending the 8% $500,000 promissory note to August 1, 2003.

     o    Extending the 10% line of credit for $500,000 to August 1, 2003.

     o Establishing a 6% $200,000 line of credit with an existing investor through January 2, 2003.

     o Allowing the Company to issue additional unsecured debt so long as the maturity date is subsequent to August 1, 2003.

Debt Restructuring

10% Senior Secured Promissory Notes

     In March 2001, Milestone restructured its obligations to the holders of its 10% Senior Secured Promissory Notes. Under the terms of the agreement, each of the noteholders agreed to exchange their 10% Notes for a new, zero coupon note (the "Zero Coupon Note") (a) paying interest at 20% per annum until maturity on March 31, 2002, (b) having a face amount equal to the outstanding principal owed to the noteholders plus accrued interest and interest payable until maturity,
(c) giving Milestone the option to pay the face value of the notes in cash or in shares of common stock, provided that the shares have been registered under the Securities Act of 1933, and (d) paying each noteholder 108% of the face value of his Zero Coupon Note, including unearned interest to maturity, if there is a change of control of Milestone. Moreover, the warrants previously issued to the noteholders were repriced back to the initial exercise price of $1.75 per share at the date of grant. As mentioned above, the notes were extended as part of a restructuring on April 12, 2002.

$1,260,000 in New Financing

     In March 2001 and through two major existing investors, Milestone obtained a $500,000 line of credit, which matures on August 31, 2002 and received $492,000, net of expenses, from the sale of 500,000 shares of common stock. Milestone pays a 2% facility fee on the line of credit and interest at the rate of 10% per annum on monies borrowed. In connection with obtaining the line of credit, the lender received warrants to purchase 100,000 shares of common stock at an exercised price of $1.69 and an aggregate estimated fair value of $80,000. As of December 31, 2001, Milestone had drawn down the entire $500,000 from the line of credit. Moreover, the line of credit agreement has been amended to allow Milestone to use funds available under this agreement for general corporate purposes.

     In December 2001, Milestone reached agreements with an existing investor to issue 358,840 units in aggregate. Each unit will consist of one share of Milestone common stock and one warrant to purchase an additional share of such common stock. The warrants are exercisable at $.80 per share through January 31, 2003, thereafter at $1.00 per share through January 31, 2004, and thereafter at $2.00 per share through January 31, 2007, at which time they will expire. 33,840 of the units were issued in payment of all accrued interest including facility fees in connection with the $500,000 line of credit through December 31, 2001 and 325,000 units were issued in exchange for $185,000 and the cancellation of a 10% convertible promissory note issued in October 2001, under which an amount of $75,000 was due at that time.

Agreement with Media Services Company to Boost Exposure

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

     As of December 31, 2001, the Company recorded unearned advertising cost of $324,218 which represents the estimated fair value of the 390,625 of the warrants for one-third of the total warrants granted based on the 24,000 minimum placements. The unearned advertising costs are being amortized as publications are received by the Company over the minimum placements. For the year ended December 31, 2001, the Company recorded advertising charges of $21,398. The estimated fair value of the remaining warrants to purchase 781,250 of the Company's common stock have not been recorded in the Company's consolidated financial statements due to the likelihood that the Agreement will not be fulfilled.

Private Placements

20% Promissory Notes

     In August 2000, Milestone borrowed $1,000,000 from two funds managed by Cumberland Associates LLC pursuant to a 2-year secured loan, bearing interest at 20% per year and payable in cash or through the issuance of additional 20% notes on which both interest and principal are payable at the maturity of the loan. The loan is prepayable in cash at any time, and is prepayable, with accrued interest, in Milestone Common Stock after March 31, 2001. Stock issued in payment of this debt will be valued at 85% of the then market prices. As mentioned above, the notes were extended as part of a restructuring on April 15, 2002.

8% Promissory Notes

     On July 31, 2000, the Company established a $1,000,000 credit facility with a major existing investor. Initially, $500,000 was borrowed under the line, which was due on June 30, 2003. In December 2000, and January 2001, the Company borrowed under the credit facility an additional $400,000 and $100,000, respectively due on December 31, 2003. In connection with the initial $500,000, the investor received five-year warrants to purchase 70,000 shares of the Company's common stock, exercisable at $3.00 per share. In connection with the $400,000, the investor received five-year warrants to purchase 80,000 shares of the Company's common stock exercisable at $1.25 per. In connection with the $100,000, the investor received five-year warrants to purchase 20,000 shares of the Company's common stock at $1.25 per share. On April 12, 2002 the investor agreed to extend the maturity date of the $500,000 originally due June 30, 2003 to August 1, 2003. Accordingly, in connection with the extension, the unamortized debt discount will be amortized to August 1, 2003. Accordingly, these loans have been recorded as long term debt in the accompanying consolidated financial statements.

9% Promissory Note

     In April 2000, Leonard Osser, Chairman and CEO, agreed to provide to Milestone a $200,000 line of credit from which funds could be drawn until December 31, 2000, and having a maturity of February 2001. In July 2000, Milestone borrowed the $200,000 under the line of credit. Mr. Osser has agreed to defer all principal and interest payments until January 2, 2003.

10% Senior Secured Promissory Notes

     In February 2000, the Company concluded a $1 million institutional private placement of 10% Senior Secured Promissory notes which were originally due June 30, 2001 and warrants to purchase 142,857 shares of the Company's Common Stock with Cumberland Associates, Strategic Restructuring Partnership L.P., a former principal of Cumberland Associates, two officers of the Corporation, an affiliate of one of its directors and six other individuals. The notes are secured by all present and future inventories of the Company and are prepayable out of a portion of the proceeds generated by sales of The Wand(R). The warrants originally were exercisable at prices increasing from $1.75 per share in the first year to $7.00 per share in the fifth year, subject to anti-dilution protection in the event of stock dividends and certain capital changes. Purchasers of the warrants were granted rights to participate in certain future security offerings by the Company. The estimated fair market value of the warrants, which amounted to $292,857, was recorded as debt discount and was being amortized through June 30, 2001.

     On March 16, 2001, the Company restructured its obligations to the holders of its 10% Senior Secured Promissory Notes. Under the terms of the agreement, each of the noteholders agreed to exchange their 10% Notes for a new, zero coupon note (the "Zero Coupon Note") (a) paying interest at 20% per annum until maturity on March 31, 2002, (b) having a face amount equal to the outstanding principal owed to the noteholders plus accrued interest and interest payable until maturity, (c) giving the Company the option to pay the face value of the notes in cash or in shares of common stock, provided that the shares have been registered under the Securities Act of 1933, and (d) paying each noteholder 108% of the face value of his Zero Coupon Note, including unearned interest to maturity, if there is a change of control of Milestone. Moreover, the warrants previously issued to the noteholders year were repriced back to the initial exercise price of $1.75 per share at the date of grant.

3% Senior Secured Promissory Notes

     In March 1999, Milestone concluded a $2 million institutional private placement with Cumberland Partners, other investment funds managed by or affiliated with Cumberland Associates and certain principals of Cumberland Associates. An additional $250,000 was raised from the Chairman and Chief Executive Officer of Milestone, on the same terms and conditions. The investors purchased, at face value,

3% Senior Convertible Notes Due 2003, convertible into Milestone Common Stock at prices increasing from $2.50 per share in the first year to $6.00 per share in the fourth year, subject to anti-dilution protection in the event of stock dividends and certain capital changes. Purchasers of the Notes were granted rights to participate in certain future security offerings by Milestone. In February 2000, the holders of the 3% Convertible Notes agreed to convert all $2,250,000 of such notes into Common Stock at $1.25 per share. The 1,800,000 shares were registered by Milestone and issued in 2000.

Operations

Domestic

     Milestone believes that CompuDent(TM), CompuMed(TM) and The Wand(R) technologies are a major advance in the delivery of local anesthesia and that the potential applications of this technology extends beyond dentistry to include Podiatry, Hair Restoration Surgery, Colorectal Surgery, Plastic Surgery, Dermatology and procedures in Orthopedics, OB-GYN and Ophthalmology. Based on scientific and anecdotal support, Milestone contends that CompuMed(TM) could enhance the practices of the estimated 90,000 physicians included in the aforementioned non-dental disciplines.

     Despite limited resources, Milestone has continued its efforts to realize the market potential of its dental unit and become profitable. These steps include (i) relaunching of The Wand(R) Plus drive unit domestically, under the name CompuDent(TM), (ii) distribution of CompuDent(TM) through a host of channels (i.e. independent sales representatives and an inside sales group),
(iii) advertising to increase the awareness of the product, (iv) implementing cost reduction programs, and (vi) launching The Wand(R) Plus drive unit for medical purposes and marketing it as CompuMed(TM). In March 2001, Milestone signed an agreement with News USA, Inc. and Vested Media Partners, Inc. to increase the awareness of healthcare professionals and the public to the benefits of the CompuDent(TM), CompuMed(TM), and The Wand(R) and CompuFlo(TM) technologies. Milestone's cost reduction program includes eliminating a key executive position and obtaining the Chief Executive Officer's consent to accept stock and warrants as payment of his salary.

     Management believes that the above steps are critical to the realization of Milestone's long-term business strategy; however, substantial funding is still required to execute Milestone's business plan and there can be no assurance that the successful execution of such business plan will actually improve Milestone's operating results.

     During 2001, Milestone has received FDA approvals to market The Wand(R) Plus computer controlled anesthetic delivery system for medical procedures. It is being marketed as CompuMed(TM) and was officially launched with moderate success at the 2001 Annual Meeting of the American Podiatry Medical Association, August 16-18 in Chicago. To date, 100 CompuMed(TM) units have been shipped.

     In October 2001, Milestone began marketing CompuMed(TM) to other medical disciplines, namely hair restoration and dermatology. Milestone will continue to attend shows to increase practitioners' awareness and product sales.

Additional Patent Protection for CompuDent(TM), CompuMed(TM) and The Wand(R)

     In January 2001, Milestone was granted a new United States patent relating to certain elements of the handpiece for The Wand. The improvements covered by the new patent afford the user greater tactile control over the handpiece and needle and thereby assure precise needle placement.

     In March 2001, Milestone officially was granted a broad new United States patent and three related United States patents covering its CompuFlo(TM) technology, a new technology for computer-controlled infusion of a wide array of liquid drugs and other fluids, aspiration of bodily fluids and the measurement of in-tissue pressure. The CompuFlo(TM) technology is designed to reduce patient pain and tissue tearing during injection procedures. CompuFlo(TM) technology will provide doctors with real time feedback of flow rate, volume injected and tissue pressure. The technology automatically will collect clinical data on the volume of drugs injected and treatment performed, creating a treatment record that should help reduce medical errors in hospitals and medical offices. The technology can also be adapted for home use devices. Devices using the new technology will employ a newly developed single-use disposable handpiece. The new technology was developed for Milestone by Dr. Mark Hochman, its Director of Research and Development.

     Steps are being taken to commercialize of CompuFlo(TM) technology. Prototypes of CompuFlo(TM) units are being evaluated by physicians and surgeons in South Africa and Germany in their clinical practices in areas including general practice and conscious sedation. These clinical evaluations are narrowing Milestone's focus for initial applications of its CompuFlo(TM) technology and providing further validation of its efficacy.

Subsequent Events

     Through March 21, 2002, the Company issued 33,840 units in exchange for payment of accrued interest totaling $27,072 relating to the $500,000 line of credit. The warrants are exercisable at $.80 per share through December 31, 2003 and $1.00 per share through January 31, 2004 and thereafter at $2.00 per share through January 31, 2007. In addition 325,000 shares of the Company's common stock, which were received prior to December 31, 2001, were issued.

     On March 28, 2002, the Company entered into an agreement with a vendor to issue 187,500 units in consideration for payment on accounts payable totaling $93,924 and for future services totaling $56,076 aggregating $150,000. Each unit consisted of one share of the Company's common stock and a warrant to purchase an additional share of common stock. The warrants are exercisable at $.80 per share through December 31, 2003 therefore at $1.00 per share through January 31, 2004 and thereafter at $2.00 per share through January 31, 2007 at which time they expire.

     On February 19, 2002, Milestone issued a $150,000 promissory note to an existing investor. The note bears interest at 8% interest if paid in cash and 10% if paid through equity. Principal and interest is to be repaid on August 1, 2003, the maturity date.

     In March 2002, Milestone announced an agreement with Medical Hair Restoration (MHR), a Leavitt Company, under which MHR will equip each of its 21 surgery centers in the U.S. with Milestone's CompuMed(TM) computer controlled local anesthetic delivery system.

     "CompuMed(TM), featuring The Wand(R) handpiece is an example of Medical Hair Restoration's commitment to our patients, commented Lee Fields, Vice President of Operations for Medical Hair Restoration. As medical professionals, it is our duty to make the patient experience as stellar as our acclaimed physicians' results. This advancement in anesthetic delivery will ensure maximum patient comfort. With 21 surgery centers and more on the horizon, our practice will continue to leverage technology to improve patient results and raise the bar on patient care."

      The Leavitt Companies, with offices in more than 35 cites nationwide, includes Medical Hair Restoration and Advanced Dermatology & Cosmetic Surgery.

     In April 2002, Milestone announced that the United States Patent Office has granted a Notice of Allowance for broad patent protection of a new safety engineered needle technology to be issued to Milestone Scientific, Inc. When commercialized, this new technology will be used with a plethora of infusion devices, including the Companies CompuDent(TM) and CompuMed(TM) computer controlled local anesthetic delivery systems as well as the CompuFlo(TM), an enabling technology for computer controlled infusion, perfusion, suffusion and aspiration of fluids.

     The technology known as the "Tucker Device" sets a new level for safety engineered products. Invented by Dr. Mark N. Hochman, Dir. of R&D for MS, Inc. this technology provides features previously unavailable to medical and dental practitioners; fully automated true single-handed activation with needle anti-deflection and force-reduction capability. This technology results in greater accuracy of needle placement when compared to a traditional syringe system. In addition, practitioners can re-use this safety engineered device repeatedly during a single patient session making it highly functional in a wide variety of medical and dental applications.

     In light of the recent Federal Needlestick and Safety Prevention Act, signed into law in November, 2000, requiring preventative measures that employers must make available in use of sharps "with engineered sharps injury protection features" this technology becomes highly relevant. Federal and state legislation mandate the use of these devices to reduce the risk to healthcare workers of occupational exposure to HIV, hepatitis C and other diseases. The term "Sharps with Engineered Sharps Injury Protection" is defined as a needle device used for administering medications or other fluids, with a built-in safety feature or mechanism that effectively reduces the risk of an exposure incident.

      In April 2002, Milestone announced acceptance of an independent clinical study concluding that use of Milestone's computer controlled local anesthetic delivery technology in nasal and sinus surgery produced a "safe, acceptable, tolerable, and cost effective method of sedating patients creates a sense of security and adds to the ultimate satisfaction associated with nasal surgery." The study also concluded "Recovery room and expensive hospital costs are avoided, making nasal surgery more affordable and within reach of a greater range of potential nose surgery patients." One of the study's authors, Dr. Pieter Swanepoel, a world renowned surgeon, has been asked by a prestigious American Academy of Facial, Plastic and Reconstructive Surgery to present his study at the 8th International Symposium of the Academy in New York City in May 2002.

     According to Dr. Swanepoel, "The conscious sedation produced using Milestone's equipment requires an absolute minimum of drugs to simulate a natural sleep process. Surgery can be done as an outpatient procedure as a result of a substantially shorter recovery period, allowing patients to return home with minimal after effects. This permits the patient to fully recover at home with minimal after effects. The new procedure reduces unnecessary bleeding since, unlike general anesthesia, it does not stimulate the sympathetic nervous system causing an increase in pulse rate and blood pressure. The modified anesthesia technique using Milestone's technology allows us to focus on the tissue around the nose, reduces post-operative swelling and promotes healing."

      The new technique is an adaptation of similar regional nerve blocking techniques used by dental surgeons and replaces the need for costly and invasive general anesthesia. Dr. Swanepoel in conducting his research used pre-production prototypes of our CompuFlo(TM) system, since it allowed him to measure flow rate and tissue pressure and determine parameters for optimal results. The core technology embodied in the CompuMed(TM) unit may be used to deliver local anesthesia within the parameters ascertained by Dr. Swanepoel to produce optimal results and then achieve conscious sedation in nasal surgery.

Item 7. Financial Statements

     The financial statements of Milestone required by this item are set forth beginning on page F-1.

Item 8. Change in and Disagreements with Accountants on Accounting Financial Disclosure

     Not applicable

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     The current executive officers and directors of Milestone and their respective ages as of December 31, 2001 are as follows:

                                                                                                                Director
       Name                Age                     Position                                                       Since
-------------------------------------------------------------------------------------------------------------------------
Leonard A. Osser           54     Chairman and Chief Executive Officer of Milestone and President and Chief       1991
                                  Executive Officer of Spintech, a subsidiary

Stuart J. Wildhorn         44     Senior Vice President

Thomas M. Stuckey          47     Chief Financial Officer and Vice President of Milestone and Chief Financial
                                  Officer of both Spintech and Sagacity I, each a subsidiary

Stephen A. Zelnick (1)     64     Director of Milestone                                                           1996

Paul Gregory (1)           64     Director of Milestone                                                           1997

Leonard M. Schiller (1)    60     Director of Milestone                                                           1997

----------
(1)  Member of the Compensation and the Audit Committees

     Leonard A. Osser has been Chief Executive Officer and a director of Milestone since July 1991, and the President and Chief Executive Officer of Spintech, a subsidiary of Milestone, since November, 1995. From July 1991 until July 1997, he also served as President and Chief Financial Officer of Milestone. From 1980 until the consummation of Milestone's public offering in November 1995, he had been engaged primarily as the principal owner and Chief Executive of U.S. Asian Consulting Group, Inc., a New Jersey based provider of consulting services in "work-out" and "turnaround" situations for publicly and privately owned companies in financial difficulty.

     Stuart J. Wildhorn has been our Senior Vice President since April 2001. During the prior 11 years, Mr. Wildhorn held progressive senior management positions with Datex-Ohmeda, a leading manufacturer of anesthesia and patient monitoring products.

     Thomas M. Stuckey has been Chief Financial Officer and Vice President of Milestone and Chief Financial Officer of Spintech and Sagacity I, a subsidiary of Milestone, since May 1998. Prior to joining Milestone, Mr. Stuckey had been the Corporate Controller of PureTec, a plastic product manufacturer, for 13 years.

     Stephen A. Zelnick, a director of Milestone since January 1996, has been a partner in the law firm Morse, Zelnick, Rose & Lander, LLP since its inception in August 1995. For more than five years prior to that he was of counsel to the law firm Dreyer and Traub, LLP. Mr. Zelnick serves on the Board of Directors of DAG Media, Inc., a publisher of classified telephone directories, Hometown Auto Retailers, Inc., an automotive dealership group and AdStar Inc., an application service provider to classified advertising publishers.

     Paul Gregory has been a director of Milestone since April 1997. Mr. Gregory has been a business and insurance consultant at Innovative Programs Associates Inc. and Paul Gregory Associates Inc. since January 1995 and January 1986, respectively, where he services, among other entities, foreign and domestic insurance groups, law and accounting firms and international corporations.

     Leonard M. Schiller has been a director of Milestone since April 1997. Mr. Schiller has been a partner in the law firm of Schiller, Klein & McElroy, P.C. since 1977 and has practiced law in the State of Illinois for over 25 years. He is also President of The Dearborn Group, a residential property management and real estate acquisition company. Mr. Schiller is a member of the Board of Directors of AccuMed International, Inc., a laboratory diagnostic company and iMall, Inc., a leading provider of fully-integrated "one-stop" e-commerce solutions.

     All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

     Milestone's Board of Directors has established compensation and audit committees. The Compensation Committees reviews and recommends to the Board of Directors the compensation and benefits of all the officers of Milestone, reviews general policy matters relating to compensation and benefits of employees of Milestone, and administers the issuance of stock options to Milestone's officers, employees, directors and consultants. All compensation arrangements between Milestone and its directors, officers and affiliates are reviewed by a compensation committee, the majority of which is made up of independent directors. The Audit Committee meets with management and Milestone's independent auditors to determine the adequacy of internal controls and other financial reporting matters. In July 2000, each independent board member was granted 12,422 options at an exercise price of $1.61.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires Milestone's officers and directors, and persons who own more than ten percent (10%) of a registered class of Milestone's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish Milestone with copies of all Section 16(a) forms they file.

     To the best of Milestone's knowledge, based solely on review of the copies of such forms furnished to Milestone, or written representations that no other forms were required, Milestone believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) shareholders were complied with during 2001.

Item 10. Executive Compensation.

     The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2001, 2000, and 1999 by (i) Milestone's Chief Executive Officer and (ii) the most highly compensated executive officers, other than the CEO, who were serving as executive officers at the end of the 2001 fiscal year and whose salary as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the "Named Executives").


                           Summary Compensation Table

                                                 Annual             Awards
                                              Compensation       Common Stock
      Name and                                   Salary       Underlying Options
 Principal Position              Year             ($)                (#)
--------------------------------------------------------------------------------
Leonard A. Osser
    Chief Executive              2001           350,967(1)         50,000
    Officer and                  2000           265,407(2)         50,000
    Chairman                     1999           191,135(3)         50,000

Thomas M. Stuckey                2001           116,905            10,000
    Chief Financial              2000           114,051            25,000
    Officer and Vice             1999           119,922            21,000
    President

----------
(1) Includes $350,000 in deferred compensation, of which $314,000 earned as Chairman and CEO of Milestone and $36,000 earned as President and CEO of Spintech. The deferred compensation was paid subsequent to year end through the issuance of 625,000 units, each consisting of one share common stock and one six-year warrant to purchase one share of common stock at prices ranging from $.80-$2.00. It excludes $20,850 paid by Milestone to Marilyn Elson, a certified public account, who was employed by Milestone to render professional tax services. Ms. Elson is the wife of Mr. Osser

(2) Includes $141,346 in deferred compensation and $21,000 earned as President and Chief Executive Officer of Spintech. The deferred compensation was paid subsequent to year end through the issuance of 176,683 units, each consisting of one share common stock and one six-year warrant to purchase one share common stock at prices ranging from $.80-$2.00.

(3) Reflects voluntary reduction of base salary, which commenced in July 1998 and also includes $36,000 earned as President and Chief Executive Officer of Spintech.

Stock Options

     The following tables show certain information with respect to incentive and non-qualified stock options granted in 2001 to Named Executives under Milestone's 1997 Stock Option Plan and the aggregate value at March 18, 2002 of such options. In general, the per share exercise price of all options is equal to the fair market value of a share of Common Stock on the date of grant. No options granted to Named Executives have been exercised.

                              Option Grants in 2001

Individual Grants of Options

                        Number of        Percent of
                        Shares of      Total Options
                       Common Stock      Granted to      Exercise
                        Underlying      Employees in      Price       Expiration
        Name             Option #           2001          ($/Sh)         Date
Leonard A. Osser         50,000(1)          35.7%         $ 1.56       01-01-06
Stuart J. Wildhorn       50,000(2)          35.7%         $ 2.50       07-27-06
Thomas A. Stuckey        10,000(2)           7.1%         $ 2.50       07-27-06

----------
(1)  Options vest 01-01-02
(2)  One third vesting on each anniversary.


                     Aggregated 2001 Year End Options Values
                  for Options Granted Prior to and During 2001

                             Number of Shares of Common    Value of Unexercised
                                  Stock Underlying         In-The-Money Options
                               Unexercised Options at        At 12-31-2001(1)
                               12-31-2001 Exercisable/         Exercisable/
       Name                         Unexercisable             Unexercisable
--------------------------------------------------------------------------------
Leonard A. Osser                 250,000 // 100,000              $0 // $0
Stuart J. Wildhorn                   0 // 50,000                 $0 // $0
Thomas M. Stuckey                 54,333 // 26,667               $0 // $0

----------
(1) Based on the closing price on March 29, 2002 of $.68 as quoted on the American Stock Exchange.

Employment Contracts

     As of January 1, 1998 Milestone entered into an Employment Agreement with Mr. Osser, which provides for an initial term expiring on December 31, 2002, with a two-year non-competition period at the end of the term. The term is automatically increased for successive one-year periods unless prior to December 1 of any year either party notifies the other of its election not to extend the term. Under the Agreement Mr. Osser serves as Chief Executive Officer and is required to work on a full-time basis. Under the Agreement Mr. Osser receives annual base pay of $350,000, increasing to reflect cost of living adjustments commencing on January 1, 2001. In addition, during January 1998 and each of the next four Januarys, Milestone shall grant Mr. Osser an option to purchase 50,000 shares of Common Stock exercisable only during the last 30 days of the five-year option term unless Milestone achieves certain financial goals to be specified annually by the Compensation Committee. Additionally, as soon as financial statements for each year commencing with 1998 are completed, Milestone shall grant the executive an additional option to purchase up to 50,000 shares depending upon the achievement of specified performance goals. Further, Mr. Osser shall receive the opportunity to earn cash bonuses of up to $200,000 per year depending upon the achievement of performance targets to be specified by the Option Committee.

     On July 7, 1998, at his sole discretion, Mr. Osser implemented a voluntary reduction of his annual base salary, reducing his annual base pay from $350,000 to $188,462. The voluntary reduction has been described by Mr. Osser as being both temporary and having no effect upon his rights under his employment agreement with Milestone. Such reduction remained in effect until August 5, 2000. At that time, Mr. Osser began to defer his salary at the $350,000 annual base. At December 31, 2000, his deferred compensation was $141,346. . In December 2001, Milestone reached an agreement with Mr. Osser to satisfy the $491,346 of unpaid salary. The agreement calls for the issuance of 614,183 units. Each unit consists of one share of Milestone common stock and one warrant to purchase an additional share of such common stock. The warrants will be exercisable at $.80 per share through January 31, 2003, therefore at $1.00 per share through January 31, 2004, and thereafter at $2.00 per share through January 31, 2007, at which time they will expire. On March 29, 2002, Mr. Osser signed an agreement deferring $320,000 of his $350,000 annual salary until January 2, 2003.

Compensation of Directors

     Non-employee directors are granted, upon becoming a director, a five-year option to purchase 20,000 shares of our Common Stock at an exercise price equal to the fair market value of a share of Common Stock on the date of grant. They receive no cash compensation. On July 13, 2000, each of the five independent board members was granted 12,422 options at an exercise price of $1.61 per share. This equated to a fair market value of $20,000 using the Black-Scholes method. The options are five year options which vest in two years.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table, together with the accompanying footnotes, sets forth information, as of March 29, 2002, regarding stock ownership of all persons known by Milestone to own beneficially more than 5% of Milestone's outstanding Common Stock, certain executive officers, all directors, and all directors and officers of Milestone as a group:

                                                   Shares of
                                                  Common Stock
                                                  Beneficially     Percentage of
Name of Beneficial Owner (1)                        Owned (2)         Ownership
--------------------------------------------------------------------------------
Executive Officers and Directors
Leonard Osser ...............................    3,765,141  (3)         28.09%
Stuart J. Wildhorn                                   2,333  (4)           *
Thomas M. Stuckey ...........................       58,166  (5)           *
Paul Gregory.................................       32,572  (6)           *
Leonard M. Schiller..........................       53,016  (7)           *
Stephen A. Zelnick...........................      180,185  (8)          1.34%
All Directors & Officers as a group..........    4,049,413  (10)        30.53%

----------
*    Less than 1%

                                               Shares of
                                              Common Stock
                                              Beneficially       Percentage of
5% and Greater Stockholders                     Owned (2)           Ownership
--------------------------------------------------------------------------------
K. Tucker Andersen
   c/o Cumberland Associates LLC
   1114 Avenue of the Americas
   New York, New York 10036                  1,646,439 (10)          13.44%

Cumberland Associates, LLC
   1114 Avenue of the Americas
   New York, New York 10036                  1,897,464 (11)           17.6%

Gintel Asset Management, Inc.
   6 Greenwich Office Park
   Greenwich, CT 06831                       1,374,700 (12)          12.64%

----------
(1) The addresses of the persons named in this table are as follows: Leonard A. Osser, 220 South Orange Avenue, Livingston Corporate Park, Livingston, NJ 07039; Stuart J. Wildhorn, 220 South Orange Ave, Livingston, NJ 07039; Thomas M. Stuckey, 220 South Orange Avenue, Livingston Corporate Park, Livingston, NJ 07039; Stephen A. Zelnick, Morse, Zelnick, Rose & Lander, LLP, 450 Park Avenue, New York, New York 10022; Paul Gregory, Innovative Programs Associates Inc., 300 Mercer Street, New York, New York 10003; Leonard M. Schiller, Schiller, Klein & McElroy, P.C., 33 North Dearborn Street, Suite 1030, Chicago, Illinois 60602.

(2) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 29, 2002 upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 29, 2002 have been exercise or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 12,245,870 were outstanding on March 15, 2001.

(3) Includes (i) an aggregate of 350,000 shares issuable upon exercise of stock options within 60 from March 29, 2002, 50,000 of which are exercisable at $16.00 per share, 50,000 of which are exercisable at $1.00 per share, 50,000 of which are exercisable at $.68 per share, 50,000 of which are exercisable at $.875 per share and 106,000 of which are exercisable at $7.00 per share and 43,500 of which are exercisable at $7.56 per share;
     (ii) warrants immediately exercisable to purchase 35,714 shares at $1.75 per share and; (iii) 614,183 yet to be issued common shares and 614,183 warrants currently exercisable at $.80 per share.

(4) Includes 2,333 shares subject to stock option, exercisable within 60 days from March 29, 2002 at $.75 per share.

(5) Includes 8,333 shares subject to stock options, exercisable within 60 days from March 29, 2002 at $2.1875 per share and 2,333 shares subject to stock options, exercisable within 60 days from March 29, 2002 of at $.75 per share and 21,000 shares subject to stock options, exercisable within 60 days from March 29, 2002 at $3.00 per share and 25,000 shares subject to stock options, exercisable within 60 days from March 29, 2002 at $16.50 per share. Mr. Stuckey disclaims beneficial ownership to (i) 5,300 shares, which are held by his wife as custodian for their children, and (ii) 1,200 shares which are owned by his wife in her IRA.

(6) Includes 150 shares held by Mr. Gregory's wife, 20,000 shares subject to stock options, exercisable within 60 days from March 29, 2002 at $5.125 per share and 12,422 shares subject to stock options, exercisable within 60 days from March 29, 2002 at $2.1875 per share.

(7) Includes 20,000 shares subject to stock options, exercisable within 60 days from March 29, 2002 $5.125 per share and 6,211 shares subject to stock options, exercisable within 60 from March 29, 2002 at $2.1875 per share.

(8) Includes (i) an aggregate of 62,422 shares issuable upon exercise of stock options within 60 days March 29, 2002, 50,000 of which are exercisable at $5.125 per share and 12,422 of which are exercisable at $2.1875 per share and (ii) warrants immediately exercisable to purchase 7,143 shares at $1.75 per share.

(9) Includes 657,040 shares subject to stock options and 536,265 shares subject to warrants all of which are exercisable within sixty (60) days from March 29, 2002.

(10) Based upon an to Schedule 13G filed by K. Tucker Andersen with the Securities and Exchange Commission on 12/7/01 and the 33,840 shares issued to Mr. Andersen in January 2002 in lieu of interest.

(11) Based solely upon an amendment to Schedule 13G filed by Cumberland Associates LLC with the Securities and Exchange Commission on 2/14/02.

(12) Based upon an amendment to Schedule 13G filed by Gintel Asset Management, Inc. on 2/1/01 and the 500,000 shares owned by Robert Gintel, Chief Executive Officer of Gintel Asset Management, Inc. and a controlling partner of Gintel Partners Fund. The fund disclaims beneficial ownership of Mr. Gintel's holdings in the Company.

Item 12. Certain Relationships and Related Transactions

     Pursuant to a $1 million private placement which was completed in February 2000, Leonard Osser, the Chairman and Chief Executive Officer of Milestone, purchased $250,000 principal amount of 10% secured promissory notes and five-year warrants to purchase 35,714 shares of Milestone's Common Stock, immediately exercisable at $1.75 per share with such exercise price increasing each anniversary to a final exercise price of $7.00 per share. In March 2001, the exercise price of these warrants was amended by agreement between Milestone and the warrant holders to provide for an exercise price of $1.75 per share up to the date of maturity. Additionally, pursuant to an agreement made as of January 31, 1999, Milestone issued 1,800,000 shares of Common Stock in full payment of Milestone's three percent Senior Convertible Promissory Notes in the aggregate principal amount of $2,250,000, of which 200,000 shares were issued to Leonard Osser, Chairman and Chief Executive Officer. In April 2000, Mr. Osser provided Milestone with a $200,000 line of credit which is payable on January 2, 2003. In December 2001, the Company reached an agreement with Mr. Osser to satisfy $491,346 of his deferred compensation through the issuance of 614,183 units, each unit consisted of one share of Milestone common stock and one warrant to purchase an additional share of each stock. These units were issued to Mr. Osser in January 2002.

     Morse, Zelnick, Rose and Lander, LLP, legal counsel to Milestone and the firm in which Steve Zelnick, a Director and General Counsel to Milestone, is Partner, is the holder of warrants to purchase 118,000 shares of Common Stock and warrants to purchase 83,333 units, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock. On February 3, 2000, Milestone reduced the exercise price of these warrants to $1.25 and extended their exercise period to February 2, 2002. Milestone paid $72,500 and $191,501 during the years ended December 31, 2001 and December 31, 2000, respectively, to the same law firm noted above. The law firm and the Director also participated in the February 2001 private placement, each purchasing $50,000 of 10% Senior Secured Promissory Notes and warrants to purchase 7,143 shares of Milestone Common Stock.

     As of December 31, 2001, outstanding payables due to the law firm was $302,866. On March 28, 2002, the principals agreed to defer all payment until January 2, 2003 except for $30,000 and with the stipulations that the Company pays future billings on a timely basis and that a yet to be determined percentage of future equity financing is applied against the payments in arrears.

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

   Exhibit
     No.                         Description
   -------                       -----------
     3.1       Certificate of Incorporation of Milestone. (1)

     3.2       Certificate of Amendment filed July 13, 1995. (2)

     3.3       Certificate of Amendment filed October 31, 1996. (3)

     3.4       Certificate of Amendment filed December 11, 1997. (6)

     3.5       By-laws of Milestone. (1)

     4.1       Specimen Stock Certificate. (2)

     4.2       Form of Purchase Agreement dated January 31, 2000 (4)

     4.3       Form of Registration Rights Agreement dated January 31, 2000 (4)

     4.4       Form of Security Agreement dated January 31, 2000 (4)

     4.5 Form of Agreement to convert 3% Senior convertible notes dated January 31, 2000 (4)

   Exhibit
     No.                         Description
   -------                       -----------
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

     4.10      Warrant dated July 31, 2000 (4)

     4.11 20% Secured Promissory Notes to Longview Partners A, L.P. and Cumberland Benchmarked Partners, L.P. each dated August 28, 2000
               (4)

     4.12      Purchase and Line of Credit Agreement dated July 31, 2000 (4)

     4.13      Purchase Agreement dated August 25, 2000 (4)

     4.14 Private Equity Line of Credit Agreement between Milestone and Hillgreen Investments Limited dated January 22, 2001. (5)

     4.15 Registration Rights Agreement, dated January 22, 2001, between Milestone and Hillgreen Investments Limited. (5)

     4.16 Escrow Agreement dated as of January 22, 2001, among Milestone, Hillgreen Investments Limited and Epstein Becker & Green, P.C.
               (5)

     4.17      Line of Credit Agreement dated March 9, 2001.(7)

     4.18      Form of 10% Promissory Note, dated March 9, 2001.(7)

     4.19      Registration Rights Agreement dated March 9, 2001.(7)

     4.20 Amendment to Purchase Agreement Dated January 31, 2000, dated March 16, 2001.(7)

     4.21      Form of Senior Secured Promissory Note, dated March 16, 2001.(7)

     4.22 Form of revised 20% Secured Promissory Notes to Longview Partners A, L.P. and Cumberland Benchmarked Partners, L.P. dated August 28, 2000. (7)

     4.23 Letter Agreement among Milestone, Cumberland Benchmarked Partners, L.P. and Longview Partners A, L.P., dated March 23, 2001(7)

     4.24 Letter Agreement, dated March 27, 2001, regarding the sale of 500,000 shares of Milestone's Common Stock.(7)

     4.25 Amendment to Line of Credit Agreement between Milestone and K. Tucker Andersen from March 9, 2001, dated July 30, 2001.

     4.26 Purchase Agreement between Milestone and K. Tucker Andersen dated October 4, 2001

     4.27      Form of 10% Convertible Promissory Note dated October 4, 2001

     4.28 Letter Agreement dated December 12, 2001, regarding the issuance of 325,000 units to K. Tucker Andersen.

     4.29      Warrant to purchase 325,000 shares of Milestone

     4.30 Letter Agreement between Milestone and K. Tucker Andersen dated December 28, 2001 regarding the issuance to Andersen of 33,840 units.

     4.31      Warrant to purchase 33,840 shares of Milestone.

     4.32 Letter dated December 28, 2001 re issuance of units to Leonard Osser in lieu of deferred compensation.

     4.33      Warrant to purchase 614,183 shares dated December 28, 2001.

     4.34      Purchase Agreement with K. Tucker Andersen dated February 19,
               2002

     4.35      Form of 8% Promissory Note, dated February 19, 2002

     4.36 Letter dated March 28, 2002 regarding the issuance of 187,500 units to Design Centre Incorporated.

     4.37 Letter from Leonard Osser dated March 29, 2002, re deferral of payment on 9% Promissory Secured Note issued in April 2000.

     4.38 Second Amendment of Purchase Agreement dated January 31, 2000, dated April 15, 2002.

     4.39 Amendment of Purchase Agreement dated August 25, 2000, dated April 15, 2002.

     4.40 Amendment to 1. 10% Promissory Note dated March 9, 2001; 2. 8% Senior Secured Promissory Notes dated July 25, 2000; 3. 8% Senior Secured Promissory Note Note dated February 19, 2002, with K. Tucker Andersen, dated April 15, 2002.

     4.41 Letter re Line of Credit Agreement with K. Tucker Andersen, dated April 15, 2002.

     4.42      Line of Credit Agreement with Len Osser, dated April 15, 2002.

     10.1 Lease dated November 25, 1996 between Livingston Corporate Park Associates, L.L.C. and Milestone. (3)

     10.2      Form of Underwriter's Warrant. (2)

     10.3 Financial Advisory and Investment Banking Agreement entered into July 1, 1996 between GKN Securities Corp. and Milestone. (3)

     10.4 Employment Agreement dated November 1, 1996 by and between Milestone and Gregory Volok. (3)

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

     10.11 Employment Agreement between Milestone and Leonard Osser dated January 1, 1998. (6)

     10.12     Undertaking of Leonard Osser dated April 5, 2000. (6)

     10.13     Purchase and Line of Credit Agreement dated July 31, 2000 (4)

     10.14     Purchase Agreement dated August 25, 2000 (4)

     10.15 Private Equity Line of Credit Agreement between Milestone and Hillgreen Investments Limited dated January 22, 2001. (5)

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

     10.18 Line of Credit Agreement dated March 9, 2001 (provided as Exhibit 4.19).

     10.19     Registration Rights Agreement dated March 9, 2001 (provided as
               Exhibit 4.21).

     10.20 Amendment to Purchase Agreement Dated January 31, 2000, dated March 16, 2001 (provided as Exhibit 4.22).

     10.21 Letter Agreement, dated March 27, 2001, regarding the sale of 500,000 shares of Common Stock (provided as Exhibit 4.26).

     10.22 Agreement among Milestone, News USA, Inc. and Vested Media Partners, Inc., dated March 22, 2001.(7)

     10.23 Letter from Leonard Osser and Morse, Zelnick, Rose & Lander, LLP, dated April 9, 2000. (7)

     10.24 Letter from Leonard Osser, dated March 29, 2002 deferring compensation payment.

     10.25 Letter form Morse, Zelnick, Rose & Lander LLP, dated March 29, 2002, re deferral of payment.

     21.1      Subsidiaries of the Registrant. (3)

     23.1      Consent of Grant Thornton LLP

     23.2      Consent of J. H. Cohn LLP

----------
(1) Incorporated by reference to Milestone's Registration Statement on Form SB-2 No. 333-92324.

(2) Incorporated by reference to Amendment No. 1 to Milestone's Registration Statement on Form SB-2 No. 333-92324.

(3) Incorporated by reference to Milestone's Form 10-KSB for the year ended December 31, 1996.

(4) Incorporated by reference to Milestone's Registration Statement on Form S-3 No. 333-39784.

(5) Incorporated by reference to Milestone's Registration Statement on Form S-2 No. 333-54732.

(6) Incorporated by reference to Milestone's Form 10-KSB for the year ended December 31, 1999.

(7) Incorporated by reference to Milestone's Form 10-KSB for the year ended December 31, 2000.

(b) There were no reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Milestone Scientific Inc.


                                        By: /s/ Leonard Osser
                                            -------------------------------
                                            Leonard Osser,
                                            Chairman and Chief Executive Officer

Date:  April 16, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on April 16, 2002.

          Signature                     Date                      Title

/s/ Leonard Osser                  April 15, 2002          Chairman, and Chief
----------------------------                                 Executive Officer
    Leonard Osser

/s/ Thomas M. Stuckey              April 15, 2002           Vice President and
----------------------------                             Chief Financial Officer
    Thomas M. Stuckey

/s/ Stephen A. Zelnick             April 15, 2002                 Director
----------------------------
    Stephen A. Zelnick

/s/ Leonard Schiller               April 15, 2002                 Director
----------------------------
    Leonard Schiller

/s/ Paul Gregory                   April 15, 2002                 Director
----------------------------
    Paul Gregory

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
Milestone Scientific, Inc.

We have audited the accompanying consolidated balance sheet of MILESTONE SCIENTIFIC, INC. AND SUBSIDIARIES as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Milestone Scientific, Inc. and Subsidiaries as of December 31, 2001, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                            J.H. Cohn LLP

Roseland, New Jersey

April 6, 2002, except for Notes B, H, I and K which are as of April 15, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
    Milestone Scientific, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of Milestone Scientific, Inc. and subsidiaries for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the statements of operations, stockholders' equity (deficit) and cash flows referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Milestone Scientific Inc. and Subsidiaries for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The 2000 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company incurred a net loss of $7,509,855 for the year ended December 31, 2000. Cash used in operations amounted to $2,842,677 for the year ended December 31, 2000 and the Company also had stockholders' deficit of $1,702,335. The Company's losses and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans and intentions regarding these matters are also discussed in Note B. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GRANT THORNTON LLP

New York, New York
April 16, 2001

                   Milestone Scientific Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                              AT DECEMBER 31, 2001



                           ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                                  $     15,742
        Accounts receivable, net of allowance for doubtful accounts of $54,865          363,743
        Inventories                                                                     162,640
        Advances to contract manufacturer                                               315,000
        Prepaid expenses                                                                 30,985
                                                                                   ------------
                        Total current assets                                            888,110
PROPERTY AND EQUIPMENT, net                                                             207,823
ADVANCES TO CONTRACT MANUFACTURER - Long term                                           374,529
OTHER ASSETS                                                                             45,277
                                                                                   ------------
                        Total                                                      $  1,515,739
                                                                                   ============

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
        Account payable, including $43,000 to related parties                      $  1,063,363
        Accrued expenses                                                                105,410
                                                                                   ------------
                        Total current liabilities                                     1,168,773

Accrued Interest                                                                        221,982
Accounts Payable, including $272,866 to a related party                                 338,940
Deferred compensation payable to officer/stockholder                                    491,346
Notes payable                                                                         3,553,665
Note payable - officer/stockholder                                                      200,000
                                                                                   ------------
                        Total liabilities                                             5,974,706
                                                                                   ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
        Common stock, par value $.001; authorized,
            25,000,000 shares; 11,372,847 shares issued and outstanding                  11,373
        Additional paid-in capital                                                   36,090,566
        Accumulated deficit                                                         (39,346,570)
        Unearned advertising                                                           (302,820)
        Treasury stock, at cost, 100,000 shares                                        (911,516)
                                                                                   ------------

                        Total stockholders' deficiency                               (4,458,967)
                                                                                   ------------

                        Total                                                      $  1,515,739
                                                                                   ============

The accompanying notes are an integral part of these statements.

                   Milestone Scientific Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year Ended December 31,

                                                                    2001            2000
                                                                    ----            ----
Revenues                                                        $  4,093,710    $  5,674,351
Cost of Sales, including a $956,546 impairment charge
for tooling equipment in 2000                                      1,973,156       3,626,786
                                                                ------------    ------------

Gross profit                                                       2,120,554       2,047,565
                                                                ------------    ------------

Selling, general and administrative expenses                       5,271,032       7,250,780
Impairment charge for patents                                             --       1,247,175
Research and development expenses                                     49,943         386,250
Loss from termination of Wisdom product line                              --          17,783
                                                                ------------    ------------

                                                                  (5,320,975)     (8,901,988)
                                                                ------------    ------------

Loss from operations                                              (3,200,421)     (6,854,423)

Interest income                                                        2,936           9,408
Interest expense                                                    (858,582)       (436,340)
Sale of prophy angle business                                         64,487              --
Litigation settlement                                                     --        (228,500)
                                                                ------------    ------------

NET LOSS                                                        $ (3,991,580)   $ (7,509,855)
                                                                ============    ============

Loss per common share - basic and diluted                       $       (.36)   $       (.72)
                                                                ============    ============

Weighted-average shares outstanding - basic and diluted           11,142,590      10,489,689
                                                                ============    ============

The accompanying notes are an integral part of these statements.

                   Milestone Scientific Inc. and Subsidiaries

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     Years Ended December 31, 2001 and 2000

                                 Common Stock      Additional
                               ----------------      Paid in     Accumulated     Unearned      Deferred     Treasury
                               Shares    Amount      Capital       Deficit      Advertising  Compensation     Stock        Total
                               ------    ------      -------       -------      -----------  ------------     -----        -----
Balance, January 1, 2000      8,864,898  $ 8,865  $ 30,877,375  $ (27,845,135)                             $ (911,516)  $ 2,129,589

Warrants issued to
consultants                                            520,975                                                              520,975

Common stock issued in
settlement of litigation         88,000       88       203,412                                                              203,500

Conversion of note payable
into common stock             1,800,000    1,800     2,248,200                                                            2,250,000

Cost associated with
registering common stock                               (32,521)                                                             (32,521)

Options issued to directors                             62,110                                 (31,055)                      31,055

Warrants issued with
convertible notes                                      502,830                                                              502,830

Repricing of warrants
issued to financing officers                           202,092                                                              202,092

Net Loss                                                           (7,509,855)                                           (7,509,855)
                            --------------------------------------------------------------------------------------------------------

Balance December 31, 2000    10,752,898   10,753    34,584,473    (35,354,990)           --    (31,055)      (911,516)   (1,702,335)

Warrants issued with draw-
down on credit facility                                 23,400                                                               23,400

Common stock issued for
consideration for payment
of accrued interest              27,641       28        36,251                                                               36,279

Warrants issued pursuant to
a $500,000 line of credit                               40,000                                                               40,000

Common stock issued for
services rendered                92,308       92       149,908                                                              150,000

Warrants issued for
unearned advertising fees                              324,218                   (324,218)                                        0

Proceeds from sale of
common stock, net of
expenses                        500,000      500       491,500                                                              492,000

Warrants issued to
consultants                                            100,000                                                              100,000

Stock options issued for
services rendered                                       97,649                                                               97,649

Amortization of unearned
advertising expense                                                                21,398                                    21,398

Amortization of deferred
compensation                                                                                    31,055                       31,055

Proceeds from sale of
common stock, net of
expenses yet to be issued                               243,167                                                             243,167

Net loss                                                           (3,991,580)                                           (3,991,580)
                            --------------------------------------------------------------------------------------------------------
Balance, December 31, 2001   11,372,847  $11,373  $ 36,090,566  $ (39,346,570)  $(302,820)    $     --     $ (911,516)  $(4,458,967)
                            =======================================================================================================

The accompanying notes are an integral part of these statements.

                   Milestone Scientific Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year Ended December 31,

                                                                            2001           2000
                                                                         -----------    -----------
Cash flows from operating activities:

Net loss                                                                 $(3,991,580)   $(7,509,855)
Adjustments to reconcile net loss to net cash used in
operating activities:
        Depreciation                                                          75,990        474,071
        Amortization of unearned advertising cost                             21,398             --
        Amortization of debt discount and deferred financing costs           306,734        377,963
        Amortization of patents                                                   --        244,549
        Common stock issued for services                                     150,000             --
        Amortization of unearned compensation                                 31,055         31,055
        Stock options and warrants issued to consultants                     197,649        520,975
        Common stock issued in litigation settlement                              --        203,500
        Loss on impairment of fixed assets                                        --        956,546
        Loss on impairment of patents                                             --      1,247,175
        Loss on disposal of fixed asset                                           --         17,783
        Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable                         165,801       (231,766)
          (Increase) decrease in inventories                                  13,533       (330,072)
          Decrease in advances to contract manufacturer                      315,000        703,259
          Decrease in prepaid expenses                                       121,727         39,924
          (Increase) decrease in other assets                                 (2,044)            --
          Increase in accounts payable                                       253,776        152,407
          Increase in accrued interest                                       551,847        130,416
          Increase (decrease) in accrued expenses                             54,178        (11,953)
          Increase in deferred compensation                                  350,000        141,346
                                                                         -----------    -----------
        Net cash used in operating activities                             (1,384,936)    (2,842,677)
                                                                         -----------    -----------

Cash flows from investing activities payment for Capital expenditures        (10,672)       (51,773)
                                                                         -----------    -----------
Cash flows from financing activities
        Proceeds received from sale of common stock, net of expenses         492,000             --
        Proceeds received from note payable-- officer/stockholder                 --        200,000
        Proceeds received from line of credit                                500,000             --
        Proceeds received from issuance of notes payable                     100,000      2,900,000
        Principal payments on notes payable                                       --       (243,005)
        Proceeds from the sale of common stock yet to be issued              243,167             --
        Payments for deferred financing costs                                (96,684)       (32,521)
                                                                         -----------    -----------

         Net cash provided by financing activities                         1,238,483      2,824,474
                                                                         -----------    -----------

         NET DECREASE IN CASH AND CASH EQUIVALENTS                          (157,125)       (69,976)

Cash and cash equivalents at beginning of year                               172,867        242,843
                                                                         -----------    -----------

Cash and cash equivalents at end of year                                 $    15,742    $   172,867
                                                                         ===========    ===========

Supplemental disclosures of cash flow information:

        Cash paid during the year for Interest                           $         0    $    58,727
                                                                         ===========    ===========

                   Milestone Scientific Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental schedule of noncash investing and financing activities:

During 2001, pursuant to the 20% promissory note agreements, the Company converted $222,417 of accrued interest into additional principal.

In January 2001, the Company granted warrants to purchase 20,000 shares of common stock (with an estimated fair value of $23,400) in connection with $100,000 drawn down on the $1,000,000 credit facility provided by a major existing investor. This resulted in an initial increase to debt discount and to additional paid in capital.

In February 2001, the Company issued 27,641 shares of common stock in exchange for payment of accrued interest totaling $36,279.

In March 2001, pursuant to a $500,000 line of credit agreement, the Company granted warrants to purchase 100,000 shares of common stock (with an estimated fair value of $40,000). This resulted in an initial increase to debt discount and in additional paid in capital.

In March 2001, the Company granted warrants to purchase 390,625 shares of common stock with an estimated fair value of $324,418 for advertising services. This amount was recorded in stockholders' deficit as an increase to unearned advertising and in additional paid in capital.

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

During 2000, warrants to purchase 70,000 shares of common stock at an exercise price at $3.00 per share expiring on July 31, 2005 and 80,000 shares of common stock at an exercise price at $1.25 per share expiring on December 7, 2005 were issued in connection with the aggregate draw down of $900,000 of a $1,000,000 line of credit. These warrants vest immediately. This resulted in debt discounts of $136,046 and $76,375, respectively, and equal increases in additional paid-in capital.

                   Milestone Scientific Inc. and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

NOTE A -- ORGANIZATION

      Milestone Scientific Inc. (the "Company" or "Milestone") was incorporated in the State of Delaware in August 1989. Milestone has developed a proprietary, computer-controlled anesthetic delivery system, through the use of the Wand(R), a single use disposable handpiece. The system is marketed in dentistry under the trademark CompuDent(TM) and in medicine under the trademark CompuMed(TM). CompuDent(TM) is suitable for all dental anesthetic procedures. CompuMed(TM) is suitable for many medical procedures regularly performed in Plastic Surgery, Hair Restoration Surgery, Podiatry, Dermatology, Orthopedics and a number of other disciplines. CompuDent(TM) and CompuMed(TM) are sold in the United States and in over 25 countries abroad. The Company's products are manufactured by third-party contract manufacturers.

NOTE B -- LIQUIDITY AND FINANCIAL CONDITION

      The Company incurred net losses of $3,991,580 and $7,509,855 for the years ended December 31, 2001 and December 31, 2000, respectively. Cash used in operations amounted to $1,384,936 and $2,842,677 for the years ended December 31, 2001 and December 31, 2000, respectively. As of December 31, 2001, the Company has a stockholders' deficit of $4,458,967 and a working capital deficiency of $280,663.

      Despite limited resources, Milestone has continued its efforts to realize the market potential of its Wand(R) technology and become profitable. This is based on a belief that CompuDent(TM), CompuMed(TM) and The Wand(R) technology is a major advance in the delivery of local anesthesia and that the potential applications of this technology extends beyond dentistry. Based on scientific and anecdotal support, Milestone contends that CompuMed(TM) could enhance the practices of the estimated 90,000 physicians included in such non-dental disciplines, as Podiatry, Hair Restoration, Plastic Surgery, Dermatology and procedures in Orthopedics, OB-GYN and Ophthalmology. Accordingly, the steps taken include (i) relaunching of The Wand Plus(TM) drive unit domestically, under the name CompuDent(TM), (ii) distribution of CompuDent(TM) through a host of channels (i.e. independent sales representatives and an inside sales group), (iii) advertising to increase the awareness of the product, (iv) implementing cost reduction programs, and (vi) launching The Wand Plus(TM) drive unit for medical purposes and marketing it as CompuMed(TM). In March 2001, Milestone signed an agreement with News USA, Inc. and Vested Media Partners, Inc. to increase the awareness of healthcare professionals and the public to the benefits of the CompuDent(TM), CompuMed(TM), and The Wand and Compuflo technologies. Milestone's cost reduction program includes eliminating a key executive position and obtaining the Chief Executive Officer's consent to accept stock and warrants as payment of his salary. Management believes that the above steps are critical to the realization of Milestone's long-term business strategy.

      The Company's policy is to continually evaluate the recoverability of its assets in accordance with accounting principles generally accepted in the United States of America. In 2000, due to the Company's history of generating losses on sales of its principal product, CompuDent(TM) , and uncertainty with respect to the predictability of future cash flows on product sales, the recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets was in doubt. As a result of continued losses from operations, the Company determined that an impairment of certain assets had occurred. Accordingly, the Company recorded noncash charges of approximately. $2,203,721 for the year ended December 31, 2000, representing the write-down of tooling equipment in the amount of $956,546 and the unamortized portion of patents in the amount of $1,247,175.

      Management's efforts during 2001 have focused on reducing its cash flows, obtaining additional financing and reducing the cash outlays with existing debt.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2001 AND 2000

NOTE B (continued)

From January 1, 2002 through April 15, 2002, the Company extended $3,705,359 of the following obligations.

On March 28, 2002, the Company entered into an agreement with a vendor to issue a total of 187,500 units for payment on accounts payable of $93,924 and for future services of $56,076 aggregating $150,000. At December 31, 2001, accounts payable with the vendor was $66,100. (See Note R)

On March 29, 2002, the Company entered into the following agreements for:

      o Deferring payment on accounts payable to a related party totaling $272,866 at December 31, 2001 until January 2, 2003. (See Note P)

      o Extending the maturity date of its $200,000 obligation and accrued interest of $26,600 to its Chief Executive Officer ("CEO") until January 2, 2003. (See Note H)

      o Deferring payment on $320,000 of the CEO's $350,000 salary until January 2, 2003. (See Note K)

      o Establishing a 6% $100,000 line of credit with its CEO through January 2, 2003, payable on April 2, 2003.

On March 31, 2002, the senior secured zero coupon 20% promissory notes were originally due. On March 31, 2002, the Company obtained the required consents from the senior secured zero coupon 20% promissory note noteholders whose outstanding face value (principal plus accrued interest) was collectively greater then 80% of the total outstanding face value of the obligations to extend the maturity date up to 30 days. (See Note I)

On April 12, 2002 and on April 15, 2002, the Company entered into the following agreements with existing noteholders:

      o The Company received the required consents from the senior secured zero coupon 20% promissory noteholders whose outstanding face value (principal plus accrued interest) was collectively greater then 80% of the total outstanding face value of the obligation and the following occurred; (1) the notes were extended to July 1, 2003 and
            (2) the interest rate was reduced to 6% if paid in cash or reduced to 12% if paid in common stock. Additionally, at the option of the Company, the face value on the maturity dates will be payable either in cash or in the Company's common stock, valued at the average closing price per share for the five trading dates prior to July 1, 2003. Furthermore, for the holders who had given their consent the Company will issue to these holders 120 shares of the Company's common stock for each $1,000 face amount outstanding at maturity. (See Note I)

      o Extending the 20% promissory notes to July 1, 2003 and lowering the interest rate from 20% to 6% if paid in cash or to 12% if paid in common stock. (See Note I)

      o     Extending the 8% $500,000 promissory note to August 1, 2003. (See
            Note I)

      o Extending the 10% line of credit for $500,000 to August 1, 2003. (See Note I)

      o Establishing at 6% $200,000 line of credit with an existing investor through January 2, 2003

      o Allowing the Company to issue additional unsecured debt so long as the maturity date is subsequent to August 1, 2003.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2001 AND 2000

NOTE C -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.    Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and of its wholly owned subsidiaries and its majority-owned subsidiary, Spintech. All significant intercompany balances and transactions have been eliminated in consolidation.

2.    Cash and Cash Equivalents

      For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

3.    Inventories

      Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market.

4.    Property and Equipment

      Property and equipment are recorded at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. The costs of maintenance and repairs are charged to operations as incurred.

5.    Debt Issue Cost and Debt Discount

      Debt issue costs are deferred and amortized to interest expense over the term of the related loan on a straight line method, which approximates the interest method. Debt discounts offset against the principal balance and amortize using the interest method over the term of the related loan.

6.    Impairment of Long-Lived Assets

      The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. As indicated in Note B, the Company believes that an impairment of certain assets had occurred. Accordingly, the Company recorded, in the fourth quarter, a noncash charge of $2,203,721 for the year ended December 31, 2000, representing the write-down of tooling equipment and patents resulting from losses relating to sales of its principal product, The Wand(R).

7.    Revenue Recognition

      Revenue is recognized when title passes at the time of shipment and collectibility is assured.

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

10.   Basic and diluted net loss per common share

      Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted earnings per share, as their effect is antidilutive. If the Company had reported net income, diluted earnings per share would have included the shares used in the computation of net loss per share plus common equivalent shares related to 3,325,832 and 1,708,801 outstanding options and warrants for the years ended December 31, 2001 and 2000, respectively.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2001 AND 2000

NOTE C (continued)

11.   Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the allowance for doubtful accounts, advances to contract manufacturer inventory valuation allowances, and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

12.   Fair Value of Financial Instruments

      The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Notes payable to officer/stockholder and long-term notes payable approximate fair value due to the fact that the effective interest rates are comparable among the various noteholders.

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

14.   Concentration of Credit Risk

      The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high quality credit institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable, as the Company does not require collateral or other securities to support customer receivables.

NOTE D -- ACQUISITIONS

      Spintech

      In November 1995, the Company completed the purchase of 65% of Spintech's outstanding stock on a fully diluted basis for $2,700,000. The Company paid $2,026,495, which represents the $2,700,000 less amounts advanced to Spintech amounting to $632,500 plus interest of $41,005. The acquisition was recorded using the purchase method of accounting. The excess of the aggregate purchase price over the net tangible assets acquired was allocated to patents and is being amortized over ten years. The operating losses of Spintech have been included in the Company's consolidated financial statements since the date of acquisition. Because of recurring losses, the minority interest was valued at zero for the years ended December 31, 2001 and 2000.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2001 AND 2000

NOTE D (continued)

      On several occasions, during 1997, the Company offered, to those minority shareholders of Spintech who are accredited investors, the opportunity to exchange their Spintech shares for Milestone shares. The conversion offer ranged from 6.1 to 24.43 shares of Milestone common stock for 1 share of Spintech common stock. These offers were for restricted shares and 1,017 shares of Spintech were converted.

      Also, the Company holds a series of annual options to purchase, for a nominal amount, an additional 3% of Spintech's outstanding shares following each of the first five fiscal years commencing after the closing of the stock purchase (or an aggregate of 15% of such shares if all of the options are exercised). Each option is exercisable only if Spintech does not achieve a specified pretax profit target as defined in the applicable fiscal year. As a result of Spintech not achieving the specified pretax profit, the Company since 1997 has annually exercised this option. The option exercised in 2001 increased the Company's ownership in Spintech to 88.7%. Milestone's ownership was 87.0% as of December 31, 2000. The Company's ownership had increased to 79.3% on February 10, 2000 when Ronald and Glen Spinello surrendered their 5,025 shares as part of a settlement agreement. The values of the converted shares and associated offering costs were recorded as patents.

NOTE E -- INVENTORIES

Inventories consist of the following:

The Wand(R) units and handpieces         $ 106,505
Component parts and other materials        207,314
                                         ---------

                                           313,819

Reserve                                    151,179
                                         ---------

                                         $ 162,640
                                         =========

NOTE F - ADVANCES TO CONTRACT MANFACTURER

      Advances to contract manufacturer represents deposits to the Company's contract manufacturer to fund future inventory commitments. The aggregate amount of the advances amounted to $689,529 of which approximately $315,000 is estimated to be used in 2002.

NOTE G -- PROPERTY AND EQUIPMENT

       Property and equipment consist of the following:

Furniture and fixtures                   $  204,457
Office equipment                            171,829
Trade show displays                          81,800
Computer servers and software               113,362
                                         ----------
                                            571,448

Less accumulated depreciation              (363,625)
                                         ----------
                                         $  207,823
                                         ==========

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2001 AND 2000

NOTE H -- NOTE PAYABLE TO OFFICER/STOCKHOLDER

      Note payable to officer/stockholder represents a note payable to the Company's Chief Executive Officer with interest payable at 9% per annum and due January 2, 2003. Interest expense for the years ended December 31, 2001 and 2000 was $18,250 and $8,350, respectively. (See Note B)

NOTE I -- NOTES PAYABLE (See NOTE B)

      Notes payable consist of the following:

       Senior secured zero coupon 20% promissory notes, originally due on March 31, 2002, extended to April 30, 2002,
       subsequently extended to July 1, 2003, net of debt discount
       of $9,993.                                                     $  969,419

       10% Line of credit for $500,000,  originally due on August
       31, 2002, extended to August 1, 2003, net of debt discount
       of $18,889.                                                       481,111



       20% Promissory notes, originally due on October 1, 2002
       extended to July 1, 2003.                                       1,239,981


       8% Promissory notes payable,  $500,000  originally due
       June 30, 2003, extended to August 1, 2003 and $500,000 due
       December 31, 2003, net of debt discount of $136,846.              863,154
                                                                      ----------
                Total                                                 $3,553,665
                                                                      ==========

      Senior Secured Zero Coupon Promissory Notes

      In February 2000, the Company concluded a $1 million institutional private placement of 10% Senior Secured Promissory notes which were originally due June 30, 2001 and warrants to purchase 142,857 shares of the Company's common stock with Cumberland Associates, Strategic Restructuring Partnership L.P., a former principal of Cumberland Associates, two officers of the Corporation, an affiliate of one of its directors and six other individuals. The notes are secured by all present and future inventories of the Company and are prepayable out of a portion of the proceeds generated by sales of The Wand(R). The warrants originally were exercisable at prices increasing from $1.75 per share in the first year to $7.00 per share in the fifth year, subject to anti-dilution protection in the event of stock dividends and certain capital changes. Purchasers of the warrants were granted rights to participate in certain future security offerings by the Company. The estimated fair market value of the warrants, which amounted to $292,857, was recorded as debt discount and was being amortized through June 30, 2001.

      On March 16, 2001, the Company restructured its obligations to the holders of its 10% Senior Secured Promissory Notes. Under the terms of the agreement, each of the noteholders agreed to exchange their 10% Notes for a new, zero coupon note (the "Zero Coupon Note") (a) paying interest at 20% per annum until maturity on March 31, 2002, (b) having a face amount equal to the outstanding principal owed to the noteholders plus accrued interest and interest payable until maturity, (c) giving the Company the option to pay the face value of the notes in cash or in shares of common stock, provided that the shares have been registered under the Securities Act of 1933, and (d) paying each noteholder 108% of the face value of his Zero Coupon Note, including unearned interest to maturity, if there is a change of control of Milestone. Moreover, the warrants previously issued to the noteholders were repriced back to the initial exercise price of $1.75 per share at the date of grant.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2001 AND 2000

NOTE I (continued)

      As a result of the Company restructuring its obligations, the unamortized portion of the debt discount was being amortized through March 31, 2002. Additionally, the Company incurred $68,300 of deferred financing costs, which was being amortized through March 31, 2002.

      On March 31, 2002, the holders agreed to extend the maturity date up to 30 days. Subsequently on April 15, 2002 the holders agreed to extend the maturity date to July 1, 2003. In connection with the extension, the unamortized debt discount and the deferred financing costs will be amortized through July 1, 2003. Accordingly, these zero coupon notes including accrued interest has been recorded as long term in the consolidated financial statements.

      $500,000 Line of Credit

      On March 9, 2001 from a major existing investor, the Company obtained a 10%, $500,000 line of credit, which was to mature on August 31, 2002. Additionally, the Company pays a 2% facility fee on the line outstanding balance. At the option of the Company, interest and the facility fee would have been payable either on (i) August 31, 2002 in cash, or (ii) quarterly in shares of the Company's common stock. In connection with obtaining the line of credit, the lender received warrants to purchase 100,000 shares of common stock at an exercised price of $1.10. The estimated fair value of the warrants, which amounted to $40,000, was recorded as a debt discount and was being amortized through August 31, 2002. In addition, the Company incurred deferred financing fees of $28,384 which was being amortized to August 31, 2002. As of December 31, 2001, the Company had drawn down the entire $500,000 from the line of credit. Subsequent to December 31, 2001, the Company issued 33,840 units in consideration for payment of interest (See Note R). Moreover, the line of credit agreement has been amended to allow the Company to use funds available under this agreement for general corporate purposes. On April 12, 2002 the investor agreed to extend the line of credit and payment for interest to August 1, 2003. In connection with the extension, the unamortized debt discount and the deferred financing costs will be amortized to August 1, 2003. Accordingly, the line of credit including accrued interest has been recorded as long term in the consolidated financial statements.

      20% Promissory Notes

      In August 2000, the Company borrowed $1,000,000 which consists of two loans from two funds managed by Cumberland Associates LLC, and bear interest at 20% per year and payable in cash or through the issuance of additional 20% notes on which both interest and principal are payable. The loans are secured by substantially all assets of the Company and are subordinated to the zero coupon notes dated, March 16, 2001. The loans are prepayable in cash at any time, and are prepayable, with accrued interest, in the Company's Common Stock at the option of the Company after March 31, 2001. Stock issued in payment of this debt will be valued at 85% of the then market prices. During 2001, the Company converted $222,417 of accrued interest into principal. On April 15, 2002 Cumberland Associates LLC agreed to extend the maturity date of these loans to July 1, 2003. In connection with the extension, the unamortized debt discount will be amortized to July 1, 2003. Accordingly, these loans have been recorded as long term debt in the accompanying consolidated financial statements. (See Note B.)

      8% Promissory Notes

      On July 31, 2000, the Company established a $1,000,000 credit facility with a major existing investor. Initially, $500,000 was borrowed under the line, which was due on June 30, 2003. In December 2000 and January 2001, the Company borrowed under the credit facility an additional $400,000 and $100,000, respectively, due on December 31, 2003. In connection with the initial $500,000, the investor received five-year warrants to purchase 70,000 shares of the Company's common stock, exercisable at $3.00 per share.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2001 AND 2000

NOTE I (continued)

      In connection with the $400,000, the investor received five-year warrants to purchase 80,000 shares of the Company's common stock exercisable at $1.25 per share. In connection with the $100,000, the investor received five-year warrants to purchase 20,000 shares of the Company's common stock at $1.25 per share. On April 12, 2002 the investor agreed to extend the maturity date of the $500,000 originally due June 30, 2003 to August 1, 2003. Accordingly, in connection with the extension, the unamortized debt discount will be amortized to August 1, 2003. Accordingly, these loans have been recorded as long term debt in the accompanying consolidated financial statements.

NOTE J -- STOCK OPTION PLAN

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

      Accordingly, the Company recorded compensation expense of $31,055 during the years ended December 31, 2001 and 2000 representing the fair market value of the Company's common stock in excess of the exercise price relating to the vested portion of stock options issued to Directors.

      If the Company had elected to recognize compensation expense based upon the fair value at the grant date, consistent with the methodology prescribed by SFAS No. 123, pro forma net loss and net loss per share to common stockholders for the years ended December 31, 2001 and 2000 would have increased to the following pro forma amounts:

                                      December 31,
                             ------------------------------
                                  2001             2000
                             -------------    -------------
Net loss as reported         $  (3,991,580)   $  (7,509,855)

Pro forma net loss              (4,484,067)      (9,018,851)

Loss per share as reported   $        (.36)   $        (.72)

Pro forma loss per share              (.40)            (.86)

      The weighted-average fair value of the individual options granted during 2001 and 2000 was estimated as $1.79 and $1.73, respectively, on the date of grant. The fair value for 2001 and 2000 was determined using a Black-Scholes option-pricing model with the following assumptions:

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2001 AND 2000

NOTE J (continued)

                               December 31,
                         -------------------------
                            2001          2000
                         ----------    ----------
Volatility                     92.0%       140%

Risk-free interest rate         5.7%         6%

Expected life             5 years      5 years

      Stock option activity during 2001 and 2000 is summarized below:

                                           Shares of       Weighted-
                                          common stock      average
                                          attributable      exercise
                                           to options   price of options
                                           ----------    --------------
Options outstanding at January 1, 2000        778,000    $         7.51

Granted                                       291,110              1.79
Forfeited
                                             (140,000)           (11.62)
                                           ----------


Options outstanding at December 31, 2000      929,110              5.11


Granted                                       140,000              2.32

Forfeited                                    (139,844)             3.02
                                           ----------


Options outstanding at December 31, 2001      929,266    $         5.16
                                            =========

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2001 AND 2000

NOTE J (continued)

      The following table summarizes information concerning outstanding and exercisable options at December 31, 2001.

                                 Remaining
                    Number      Contractual     Number
Exercise Prices   Outstanding   Life (Years)  Exercisable
---------------   -----------   -----------   -----------
        $   .88        50,000          3.00        50,000
           1.00        50,000          2.00        50,000
           1.25         5,000          2.75         3,333
           1.56         5,000          1.75         5,000
           1.61        37,266          3.50        37,266
           1.81        16,000          3.00         5,322
           2.00        50,000          4.00             0
           2.19        97,000          3.50        32,336
           2.50       190,000          3.00        66,666
           3.00        33,500          1.50        32,000
           4.00         1,500          2.50         1,000
           5.00         1,500          2.50         1,000
           5.13       112,000           .25       112,000
           5.38        20,000            .5        20,000
           6.00         1,500          2.50         1,000
           6.50         4,000           .50         4,000
           7.00       106,500           .50       106,500
           7.56        43,500           .50        43,500
          16.00        50,000          1.00        50,000
          16.50        25,000          1.25        25,000
          23.00        30,000          1.25        30,000
                  -----------                 -----------

                      929,266                     675,923
                  ===========                 ===========

      The weighted-average exercise price of options exercisable at December 31, 2001 is $6.22.

      The Company charged $197,649 to operations during the year ended December 31, 2001, representing the fair market value of 330,000 warrants and stock options issued to consultants. Furthermore, the Company charged $520,975 to operations during the year ended December 31, 2000, representing the fair market value of 267,500 common stock purchase warrants issued to consultants.

NOTE K- EMPLOYMENT CONTRACT AND DEFERRED COMPENSATION

      In January 1998, the Company entered into a five-year employment contract with its CEO providing for an annual base compensation of up to $350,000, plus stock options and cash bonuses based upon attaining certain earnings levels, which the Company has not yet achieved.

      In July 1998, the CEO agreed to a voluntary reduction of his annual base salary from $350,000 to approximately $188,000 that remained in effect through August 2000. At that time, the CEO agreed to

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2001 AND 2000

NOTE K (continued)

      defer his annual salary on a discretionary basis. Accordingly, the Company has recorded deferred compensation payable to the CEO in the amount of $491,346 at December 31, 2001. The CEO reserves the right to resume his normal salary payments (pursuant to the terms of his employment agreement) at any time.

      In January 2002, in consideration for payment on the deferred compensation, the Company issued 625,000 units. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock. The warrants are exercisable at $.80 per share through January 31, 2003 and then at $1.00 per share through January 31, 2004 and thereafter at $2.00 per share through January 31, 2007. Furthermore, on March 29, 2002 the CEO has agreed to defer payment on $320,000 of his 2002 salary of $350,000 until January 2, 2003. (See Note
      B)

NOTE L - SALES OF PROPHY ANGLES

      In November 2001, the Company sold certain tangible and intangible asset, right and properties (which were fully amortized) relating to the SplatrFree(TM) prophy angle to Smart Health, Inc. for $55,000. In addition, the Company entered into a 12 month consulting agreement with Smart Health for $96,000.

NOTE M - INCOME TAXES

      Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 2001 are as follows:

Current assets and liabilities

    Allowance for doubtful accounts              $     22,000

    Inventory allowance                                60,000

    Warrants issued to consultants                         --

    Other                                                  --

Valuation allowance                                   (82,000)
                                                 ------------

Current deferred tax asset                       $         --
                                                 ============

Non-current assets and liabilities

    Depreciation                                 $   (540,000)

    Asset impairment charge                                --

    Net operating loss carryforward                13,600,000

    Warrants and options issued to consultants        423,000

    Accrued interest                                  177,000

    Other                                                  --
                                                 ------------
                                                   13,660,000

Valuation allowance                               (13,660,000)
                                                 ------------

Non-current deferred tax asset (liability)       $         --
                                                 ============

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2001 AND 2000

NOTE M (continued)

      For the year ended December 31, 2001 the valuation allowance increased $2,038,000.

      As of December 31, 2001, the Company has Federal and State net operating loss carryforwards of approximately $34,000,000 that will be available to offset future taxable income, if any through December 2021. The utilization of the Company's net operating losses may be subject to a substantial limitation due to the "change of ownership provisions" under
      Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization. The Company has established a 100% valuation allowance to reserve for all of its net deferred tax assets due to the uncertainty that their benefit will be realized in the future.

      The provision for income taxes differs from the effective tax rate used in the financial statements as a result of current year net operating losses, the benefit of which has not been recognized in the current year.

NOTE N - PRODUCT SALES AND SIGNIFICANT CUSTOMERS

      The Company's sales by product and by geographical region are as follows:

                                December 31,
                                ------------
                             2001         2000
                             ----         ----

The Wand(R) system kits   $1,828,801   $3,551,075
The Wand(R) handpieces     1,948,769    1,916,354
Prophy angles                 71,592       76,680
Dental needles               168,169      121,760
Other                         76,379        8,482
                          ----------   ----------
                          $4,093,710   $5,674,351
                          ==========   ==========

United States             $3,354,302   $3,458,522
Canada                       173,729      205,314
Other foreign countries      565,679    2,010,515
                          ----------   ----------
                          $4,093,710   $5,674,351
                          ==========   ==========

      During the years ended December 31, 2001 and 2000, the Company had sales to one customer (a worldwide distributor of the Company's products based in South Africa) of approximately $410,000 and $641,000, respectively. This represented 10% and 11% the total net sales for 2001 and 2000, respectively. Accounts receivable from this customer amounted to approximately $152,000, representing 42% of net accounts receivable due at December 31, 2001. Furthermore, sales in 2000 to two other customers aggregating $1,250,000 represented 12% and 10% of sales, respectively.

NOTE O - COMMITMENTS AND CONTINGENCIES

      Lease Commitments

      The Company leases office space and warehouse facilities under noncancelable operating leases. These leases also provide for escalations of the Company's share of utilities and operating expenses, which expired through 2007.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2001 AND 2000

NOTE O (continued)

      Aggregate minimum rental commitments under noncancelable operating leases are as follows:

Year Ending December 31,
------------------------
            2002                             $101,000
            2003                              104,000
            2004                               87,000
            2005                               56,000
            2006                               62,000
      Thereafter                               16,000
                                             --------
                                             $426,000
                                             ========

      For the year ended December 31, 2001, rent expense amounted to approximately $102,000. For the year ended December 31, 2000, rent expense including equipment leases was approximately $143,000

      Contract Manufacturing Agreements

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

      The Agreement provides for a termination clause in the fourth month if the Company's average closing stock price does not exceed $2.25 during the first ten days of the fourth month provided that the Company has received 24,000 publications. Accordingly, the remaining two-thirds of the warrants to purchase the Company's common stock would not become exercisable. However, the vendor can recommence producing the publications whenever the Company's average closing stock price for a ten day period exceeds $2.25. At the end of the ninth month, the vendors have the option to terminate the Agreement if the Company's stock price has not averaged $2.25 for a ten day period. Upon termination, two-thirds of the warrants remaining to purchase the Company's common stock will be forfeited unless the vendors resume fulfilling one-half of their obligation in three months and the remaining obligation in the next six months.

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2001 AND 2000

NOTE O (continued)

      As of December 31, 2001, the Company recorded unearned advertising cost of $324,218 which represents the estimated fair value of the 390,625 of the warrants for one-third of the total warrants granted based on the 24,000 minimum placements. The unearned advertising costs are being amortized as publications are received by the Company over the minimum placements. For the year ended December 31, 2001, the Company recorded advertising charges of $21,398. The estimated fair value of the remaining warrants to purchase 781,250 of the Company's common stock have not been recorded in the Company's consolidated financial statements due to the likelihood that the Agreement will not be fulfilled.

NOTE P - RELATED PARTY TRANSACTIONS

      The Company paid $72,500 and $191,501 during the years ended December 31, 2001 and December 31, 2000, respectively, to a law firm where one of the partners is also on the Company's Board of Directors. At December 31, 2001, the Company had accounts payable to the law firm of $302,866. On March 29, 2002, the Company entered into an agreement with the law firm deferring $272,866 of the accounts payable to January 2, 2003 (See Note
      B). The law firm and the Director also participated in the February 2001 private placement (See Note I), each purchasing $50,000 of 10% Senior Secured Promissory Notes and warrants to purchase 7,143 shares of the Company's Common Stock. For the years ended December 31, 2001 and 2000 aggregate interest expense was $24,541 and $9,723, respectively. The notes were extended to July 1, 2003. (See Note B)

      For the year ended December 31, 2001, the Company paid $20,850 to the wife of Milestone's CEO. She was employed by Milestone to render professional services. At December 31, 2001, the Company had accounts payable to the wife of Milestone's CEO of $13,000.

NOTE Q - STOCKHOLDERS' DEFICIT

      In January 2001, the Company issued 92,308 shares of common stock with a value of 150,000 for services rendered.

      In January 2001, the Company issued warrants to consultants to purchase 175,000 shares of common stock having an estimated value of $100,000. The warrants are exercisable at any time prior to January 22, 2003 at a price of $1.86.

      In February 2001, the Company issued 27,641 shares of common stock in exchange for payment of accrued interest totaling $36,279.

      In March 2001, the Company sold 500,000 shares of common stock, receiving $492,000, net of expenses.

      In July 2001, the Company issued options to non-employees/consultants to purchase 155,000 shares of common stock. The aggregate value of the options was $97,649.

      In December 2001, the Company sold 325,000 units and received net proceeds of $243,167, net of expenses. Each unit consisted of one share of the Company's common stock and a warrant to purchase an additional share of common stock. The warrants are exercisable at $.80 per share through December 31, 2003 and $1.00 per share through January 31, 2004 and thereafter at $2.00 per share through January 31, 2007. As of December 31, 2001, the common stock has not been issued, and accordingly, the common stock has been recorded as yet to be issued. (See Note R)

                   Milestone Scientific Inc. and Subsidiaries

                           December 31, 2001 AND 2000

NOTE R - SUBSEQUENT EVENTS

      Through March 21, 2002, the Company issued 33,840 units in exchange for payment of accrued interest totaling $27,072 relating to the $500,000 line of credit. The warrants are exercisable at $.80 per share through December 31, 2003 and $1.00 per share through January 31, 2004 and thereafter at $2.00 per share through January 31, 2007. In addition 325,000 shares of the Company's common stock which were received prior to December 31, 2001 were issued. (See Notes I and Q)

      On March 28, 2002, the Company entered into an agreement with a vendor to issue 187,500 units in consideration for payment on trade payables totaling $93,924 and future services totaling $56,076. Each unit consisted of one share of the Company's common stock and a warrant to purchase an additional share of common stock. The warrants are exercisable at $.80 per share through December 31, 2003 and at $1.00 per share through January 31, 2004 and thereafter at $2.00 per share through January 31, 2007 at which time they expire.

      On February 19, 2002, Milestone issued a $150,000 promissory note to an existing investor. The note bears interest at 8% interest if paid in cash and 10% if paid through equity. Principal and interest is to be repaid on August 1, 2003, the maturity date.

      In April 2002, Milestone announced that the United States Patent Office has granted a Notice of Allowance for broad patent protection of a new safety engineered needle technology to be issued to Milestone Scientific, Inc. When commercialized, this new technology will be used with a plethora of infusion devices, including the Company's CompuDent(TM) and CompuMed(TM) computer controlled local anesthetic delivery systems as well as the CompuFlo(TM), an enabling technology for computer controlled infusion, perfusion, suffusion and aspiration of fluids.