Form 10QSB
period 2002-03-31
MILESTONE SCIENTIFIC INC/NJ
filed 2002-05-20
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-26284

                            MILESTONE SCIENTIFIC INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                              13-3545623
State or other jurisdiction                                     (I.R.S. Employer
or organization)                                             Identification No.)

              220 South Orange Avenue, Livingston, New Jersey 07039
               (Address of principal executive office) (Zip Code)

                                 (973) 535-2717
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|       No |_|

As of May 15, 2002, the Registrant had a total of 12,245,870 shares of Common Stock, $.001 par value, outstanding.

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

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                                    I N D E X

                                                                                  PAGE
                                                                                  ----
PART I.  FINANCIAL INFORMATION

         ITEM 1. Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets
                      March 31, 2002 (Unaudited) and December 31, 2001               4

                 Condensed Consolidated Statements of Operations
                      Three Months Ended March 31, 2002 and 2001 (Unaudited)         5

                 Condensed Consolidated Statements of Cash Flows
                      Three Months Ended March 31, 2002 and 2001 (Unaudited)         6

                 Notes to Condensed Consolidated Financial Statements             8-14

         ITEM 2. Management's Discussion and Analysis or Plan of Operations         15

PART II. OTHER INFORMATION

         ITEM 6. Exhibits and Reports on Form 8-k                                   21

SIGNATURES                                                                          22

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                                                        March           December
                           ASSETS                                      31, 2002          31, 2001
                                                                     ------------      ------------
                                                                      (Unaudited)       (Audited)
Current assets:
     Cash                                                            $     28,504      $     15,742
     Accounts receivable, net of allowance for doubtful accounts
         of $41,713 and $54,865 in 2002 and 2001, respectively            369,706           363,743
     Inventories                                                          123,445           162,640
     Advances to contract manufacturer                                    255,000           315,000
     Prepaid expenses                                                      49,965            30,985
                                                                     ------------      ------------
              Total current assets                                        826,620           888,110

Property and equipment, net                                               196,804           207,823
Advances to contract manufacturer - long-term                             382,221           374,529
Other assets                                                               40,776            45,277
                                                                     ------------      ------------

              Totals                                                 $  1,446,421      $  1,515,739
                                                                     ============      ============

           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable, including $320,866 and $43,000
         to related parties in 2002 and 2001, respectively           $  1,298,689      $  1,063,363
     Accrued expenses                                                     168,877           105,410
     Accrued interest due officer/stockholder                              31,100                --
     Deferred compensation                                                 80,000                --
     Notes payable-officer/stockholder                                    200,000                --
                                                                     ------------      ------------
              Total current liabilities                                 1,778,666         1,168,773

Accrued interest                                                          203,856           221,982
Accounts payable, including $272,866 to a related party in 2001            93,924           338,940
Deferred compensation payable to officer/stockholder                           --           491,346
Notes payable                                                           3,830,735         3,553,665
Notes payable-officer/stockholder                                              --           200,000
                                                                     ------------      ------------
              Total liabilities                                         5,907,181         5,974,706
                                                                     ------------      ------------

Commitments and contingencies

Stockholders' deficiency:
     Common stock, par value $.001; authorized, 25,000,000
         shares; 12,345,870 issued as of March 31, 2002 and
         11,372,847 issued as of December 31, 2001                         12,346            11,373
     Additional paid-in capital                                        36,608,011        36,090,566
     Accumulated deficit                                              (39,866,781)      (39,346,570)
     Unearned advertising                                                (302,820)         (302,820)
     Treasury stock, at cost, 100,000 shares                             (911,516)         (911,516)
                                                                     ------------      ------------
              Total stockholders' deficiency                           (4,460,760)       (4,458,967)
                                                                     ------------      ------------

              Totals                                                 $  1,446,421      $  1,515,739
                                                                     ============      ============

See Notes to Condensed Consolidated Financial Statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                     2002              2001
                                                 ------------      ------------

Revenues                                         $  1,021,588      $  1,262,371
Cost of sales                                         466,015           571,837
                                                 ------------      ------------

Gross profit                                          555,573           690,534
                                                 ------------      ------------

Selling, general and administrative expenses          897,276         1,813,548
Research and development expenses                      30,295            18,718
                                                 ------------      ------------
                                                      927,571         1,832,266
                                                 ------------      ------------

Loss from operations                                 (371,998)       (1,141,732)
Other income                                           24,000                --
Interest expense                                     (172,213)         (195,015)
Interest income                                            --             1,424
                                                 ------------      ------------

Net loss                                         $   (520,211)     $ (1,335,323)
                                                 ============      ============

Loss per share - basic                           $       (.04)     $       (.12)
                                                 ============      ============

Weighted average shares outstanding                12,096,204        10,753,816
                                                 ============      ============

See Notes to Condensed Consolidated Financial Statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                     2002            2001
                                                                  ---------      -----------
Operating activities:
     Net loss                                                     $(520,211)     $(1,335,323)
     Adjustments to reconcile net loss to net cash used
         in operating activities:
         Amortization of debt discount and deferred financing
              costs                                                  26,614           95,014
         Depreciation                                                12,203           23,534
         Common stock issued for services                                --          150,000
         Changes in operating assets and liabilities:
              Increase in accounts receivable                        (5,963)        (172,691)
              (Increase) decrease in inventories                     39,195         (225,136)
              Decrease in advances to contract manufacturer          52,308          228,896
              (Increase) decrease in prepaid expenses               (18,980)          70,620
              Increase in other assets                                 (596)            (836)
              Increase (decrease) in accounts payable                (9,690)         517,329
              Increase in accrued interest                          145,599          100,000
              Increase in accrued expenses                           63,467            8,268
              Increase in deferred compensation                      80,000           87,500
                                                                  ---------      -----------
                  Net cash used in operating activities            (136,054)        (452,825)
                                                                  ---------      -----------

Investing activities - capital expenditures                          (1,184)          (1,571)
                                                                  ---------      -----------

Financing activities:
     Proceeds from sale of common stock                                  --          500,000
     Proceeds from issuance of notes and lines of credit            150,000          350,000
                                                                  ---------      -----------
                  Net cash provided by financing activities         150,000          850,000
                                                                  ---------      -----------

Net increase in cash                                                 12,762          395,604

Cash, beginning of period                                            15,742          172,867
                                                                  ---------      -----------

Cash, end of period                                               $  28,504      $   568,471
                                                                  =========      ===========

See Notes to Condensed Consolidated Financial Statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

Supplemental schedule of noncash financing activities:

      In January 2001, pursuant to the 20% promissory note agreements, the Company converted $51,111 of accrued interest into additional principal.

      In January 2001, the Company granted warrants to purchase 20,000 shares of common stock (with an estimated fair value of $23,400) in connection with $100,000 drawn from a $1,000,000 credit facility provided by a major existing investor. This resulted in an initial increase to debt discount and to additional paid-in capital.

      In February 2001, the Company issued 27,641 shares of common stock in exchange for payment of accrued interest totaling $36,279.

      In February 2001, the Company issued 92,308 shares of common stock with a value of $150,000 for services rendered.

      In March 2001, pursuant to a $500,000 line of credit agreement, the Company granted warrants to purchase 100,000 shares of common stock (with an estimated fair value of $80,000). This resulted in an initial increase to debt discount and in additional paid-in capital.

      In March 2001, the Company granted warrants to purchase 390,625 shares of common stock with an estimated fair value of $324,418 for advertising services. This amount was recorded in stockholders' deficiency as an increase to unearned advertising and to additional paid-in capital.

      In January 2002, the Company issued 33,840 units consisting of one share of common stock and one warrant to purchase an additional share of common stock in exchange for payment of accrued interest totaling $27,072.

      In January 2002, in consideration for payment of $491,346 in deferred compensation, the Company issued 614,183 units (consisting of one share of common stock and one warrant to purchase an additional share of common stock)

      In January 2002, pursuant to the 20% promissory note agreements, the Company converted $63,377 of accrued interest into additional principal.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Summary of accounting policies:

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

      These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2001 financial statements.

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001.

      The results reported for the three months ended March 31, 2002 are not necessarily indicative of the results of operations, which may be expected for a full year.

Note 2 - Basis of presentation:

      As of March 31, 2002, Milestone had $28,504 in cash and a working capital deficiency of $952,047. The working capital deficiency includes $583,966 in obligations due on January 2, 2003. As listed below and further described in Note 4, to date, several additional steps have been taken to improve liquidity and meet Milestone's working capital needs over and above its cost containment policies.

      In January 2002, Milestone issued 33,840 units in exchange for payment of accrued interest totaling $27,072. In addition, the Company issued 614,183 units to its Chief Executive Officer ("CEO") in consideration for payment of $491,346 in deferred compensation. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock. The warrants are exercisable at $.80 per share through January 31, 2003, at $1.00 per share through January 31, 2004 and thereafter at $2.00 per share through January 31, 2007.

      On February 19, 2002, the Company issued a $150,000 promissory note to an existing investor. The note bears interest at 8% if paid in cash and 10% if paid in stock and matures on August 1, 2003.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Basis of presentation (continued):

      On March 28, 2002, the Company entered into an agreement with a vendor to issue a total of 187,500 units having an aggregate fair value of $150,000 for payment on accounts payable of $93,924 and for future services of $56,076. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $.80 per share through January 31, 2003, at $1.00 per share through January 31, 2004 and thereafter at $2.00 per share through January 31, 2007. As of March 31, 2002, the common stock has yet to be issued. Accordingly, the $93,924 payable to the vendor has been recorded as long-term.

      On March 29, 2002, the Company entered into the following agreements for:

            o Deferring payment on accounts payable to a related party totaling $272,866 at December 31, 2001 until January 2, 2003.

            o Extending the maturing date of its $200,000 obligation and accrued interest of $26,600 as of December 31, 2001, to its CEO until January 2, 2003.

            o Deferring payment on $320,000 of the CEO's $350,000 salary until January 2, 2003.

            o Establishing a 6% $100,000 line of credit with its CEO through January 2, 2003, payable on April 2, 2003.

      On March 31, 2002, the senior secured zero coupon 20% promissory notes were originally due. On March 31, 2002, the Company obtained the required consents from the senior secured zero coupon 20% promissory noteholders whose outstanding face value (principal plus accrued interest) was collectively greater than 80% of the total outstanding face value of the obligations to extend the maturity date up to 30 days.

      On April 12 and April 15, 2002, the Company entered into the following agreements with existing noteholders:

            o The Company received the required consents from the senior secured zero coupon 20% promissory noteholders whose outstanding face value (principal plus accrued interest) was collectively greater than 80% of the total outstanding face value of the obligation and the following occurred: (1) the notes were extended to July 1, 2003 and (2) the interest rate was reduced to 6% if paid in cash or reduced to 12% if paid in common stock. Additionally, at the option of the Company, the face value on the maturity dates will be payable either in cash or in the Company's common stock, valued at the average closing price per share for the five trading dates prior to July 1, 2003. Furthermore, for the holders who had given their consent, the Company will issue to these holders shares of the Company's common stock with a value of $120 for each $1,000 face amount outstanding at maturity. As a result, during April 2002, the Company will record a deferred financing charge of approximately $224,000 which will be amortized to interest expense over the remaining life of these notes.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Basis of presentation (concluded):

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

      In addition, as described in Note 5, Milestone has a equity line commitment through January 1, 2004 to sell up to 2,100,000 shares of its common stock. At March 31, 2002, the maximum proceeds that the Company would receive would be approximately $1,400,000.

Note 3 - Loss per share:

      Basic loss per common share is computed using the weighted average number of common shares outstanding.

      Options and warrants, to purchase 4,415,855 shares of common stock were outstanding, as of March 31, 2002, but were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

Note 4 - Notes payable:

      10% senior secured promissory notes:

            On March 16, 2001, the Company restructured its obligations to the holders of its 10% Senior Secured Promissory Notes. Under the terms of the agreement, each of the noteholders agreed to exchange their 10% Notes for a new, zero coupon note (the "Zero Coupon Note") (a) paying interest at 20% per annum until maturity on March 31, 2002,
            (b) having a face amount equal to the outstanding principal owed to the noteholders plus accrued interest and interest payable until maturity, (c) giving the Company the option to pay the face value of the notes in cash or in shares of common stock, provided that the shares have been

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - Notes payable (continued):

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

            On March 31, 2002, the holders agreed to extend the maturity date up to 30 days. Subsequently on April 15, 2002, the holders agreed to extend the maturity date to July 1, 2003. In connection with the extension, the unamortized debt discount and the deferred financing costs will be amortized through July 1, 2003. Accordingly, these zero coupon notes including accrued interest has been recorded as long-term in the consolidated financial statements.

      $500,000 line of credit:

            On March 9, 2001, the Company obtained from a major existing investor, a 10%, $500,000 line of credit, which was to mature on August 31, 2002. Additionally, the Company pays a 2% facility fee on the line outstanding balance. At the option of the Company, interest and the facility fee would have been payable either on (i) August 31, 2002 in cash, or (ii) quarterly in shares of the Company's common stock. In connection with obtaining the line of credit, the lender received warrants to purchase 100,000 shares of common stock at an exercised price of $1.10. The estimated fair value of the warrants, which amounted to $40,000, was recorded as a debt discount and was being amortized through August 31, 2002. In addition, the Company incurred deferred financing fees of $28,384 which was being amortized to August 31, 2002. As of March 31, 2002, the Company has drawn down the entire $500,000 from the line of credit. Moreover, the line of credit agreement has been amended to allow the Company to use funds available under this agreement for general corporate purposes. On April 15, 2002, the investor agreed to extend the line of credit and payment for interest to August 1, 2003. In connection with the extension, the unamortized debt discount and the deferred financing costs will be amortized to August 1, 2003. Accordingly, the line of credit including accrued interest has been recorded as long-term in the consolidated financial statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - Notes payable (concluded):

      20% promissory notes:

            In August 2000, the Company borrowed $1,000,000 which consists of two loans from two funds managed by Cumberland Associates LLC, and bear interest at 20% per year and payable in cash or through the issuance of additional 20% notes on which both interest and principal are payable. The loans are secured by substantially all assets of the Company and are subordinated to the zero coupon notes dated, March 16, 2001. The loans are prepayable in cash at any time, and are prepayable, with accrued interest, in the Company's common stock at the option of the Company after March 31, 2001. Stock issued in payment of this debt will be valued at 85% of the then market prices. During 2001, the Company converted $222,417 of accrued interest into principal. On April 12, 2002, Cumberland Associates LLC agreed to extend the maturity date of these loans to July 1, 2003. In connection with the extension, the unamortized debt discount will be amortized to July 1, 2003. Accordingly, these loans have been recorded as long-term debt in the accompanying consolidated financial statements.

      8% promissory notes:

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

            In connection with the $400,000, the investor received five-year warrants to purchase 80,000 shares of the Company's common stock exercisable at $1.25 per share. In connection with the $100,000, the investor received five-year warrants to purchase 20,000 shares of the Company's common stock at $1.25 per share. On April 15, 2002, the investor agreed to extend the maturity date of the $500,000 originally due June 30, 2003 to August 1, 2003. Accordingly, in connection with the extension, the unamortized debt discount will be amortized to August 1, 2003. Accordingly, these loans have been recorded as long-term debt in the accompanying consolidated financial statements.

      $150,000 promissory note:

            On February 19, 2002, the Company issued a $150,000 promissory note to an existing investor. The note bears interest at 8% if paid in cash and 10% if paid in stock and matures on August 1, 2002. For the three months ended March 31, 2002, interest was accrued at 8%.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Equity line commitment:

      In January 2001, Milestone entered into a three-year private equity line agreement with Hillgreen Investments Limited ("Hillgreen"), a British Virgin Islands corporation, pursuant to which Hillgreen is obligated to purchase, subject to the fulfillment of specified conditions, up to 2,100,000 shares of Milestone common stock over the next 36 months. Hillgreen has allocated $20,000,000 to fund its purchase obligations. The transaction was arranged by Jesup & Lamont Securities Corporation, a New York based investment banking firm. Milestone's right to draw upon this facility is subject to a number of limitations and conditions, including a limitation on the amounts sold to Hillgreen within specified periods. Subject to these and other conditions and limitations, Milestone will have full control over the timing of any financing under the equity line and is under no obligation to sell any shares to Hillgreen. Any shares that are sold will be priced at 87.5% of the volume weighted average market price of Milestone common stock during a fixed period prior to the sale. Milestone has discretion to establish a floor price below which shares will not be sold by Milestone to Hillgreen.

Note 6 - Contingencies:

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

      The Agreement provides for a termination clause in the fourth month if the Company's average closing stock price does not exceed $2.25 during the first ten days of the fourth month provided that the Company has received 24,000 publications. Accordingly, the remaining two-thirds of the warrants to purchase the Company's common stock would not become exercisable. However, the vendor can recommence producing the publications whenever the Company's average closing stock price for a ten day period exceeds $2.25. At the end of the ninth month at the option of the vendor, if the Company's stock price has not averaged $2.25 for a ten day period, the Agreement can be terminated and, accordingly, two-thirds of the warrants remaining to purchase the Company's common stock will be forfeited or the vendor could resume fulfilling one-half of its obligation in three months and the remaining obligation in the next six months.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Contingencies (concluded):

      As of March 31, 2002, the Company recorded unearned advertising cost of $324,218 which represents the estimated fair value of the 390,625 of the warrants for one-third of the total warrants granted based on the 24,000 minimum placements. The unearned advertising costs of $302,820 at March 31, 2002 will be amortized as publications are received by the Company over the minimum placements. During the three months ended March 31, 2002 the Company did not received any publications. The estimated fair value of the remaining warrants to purchase 781,250 of the Company's common stock have not been recorded in the Company's consolidated financial statements due to the likelihood that the Agreement will not be fulfilled.

ITEM 2. Management's Discussion and Analysis or Plan of Operations

Summary of Significant Account Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivables, inventories, advances to its contract manufacturer, stock based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Three months ended March 31, 2002 compared to three months ended March 31, 2001

Overview

      During the three months ended March 31, 2002, Milestone reduced its net loss to its lowest levels since the first quarter of 1998. In addition, average monthly cash used from operations fell below $50,000, new financing of $150,000 was obtained, a national hair restoration provider agreed to equip its offices with the CompuMed(TM), and the U.S. Patent Office granted a Notice of Allowance for broad patent protection of a new safety engineered needle technology to be issued to the Company. Subsequent to March 31, 2002, Milestone signed an agreement for the distribution of CompuDent(TM) in the Eastern U.S. and completed a comprehensive debt restructuring program which totaled $4.1 million. The program included equity conversions and deferrals of certain payables until January 2, 2003 and a restructuring of all debt originally maturing in 2002.

Statement of Operations

      Net sales for the three months ended March 31, 2002 and March 31, 2001 were $1,021,588 and $1,262,371, respectively. The $240,783 or 19.1%
      decrease is attributable primarily to an approximate $130,000 decrease in sales to foreign distributors and a $170,000 decrease in sales of CompuDent(TM). The decrease is partially offset by CompuMed(TM) sales of approximately $32,800 for the quarter ended March 31, 2002 and a 1% increase in domestic sales of The Wand(R) handpiece. The decrease in foreign revenue is due to an initial stocking order in 2001 by the Company's European distributor. The lower CompuDent(TM) sales in the U.S. ($267,000 vs. $398,000) is the direct result of the downsizing of the Company's sales and marketing effort. In March 2001, the Company began transitioning from a direct sales force to an independent sales force which the Company is anticipating will have a positive impact on its sales and help control selling expenses.

      Cost of sales for the three months ended March 31, 2002 and March 31, 2001 were $466,015 and $571,837, respectively. The $105,822 decrease is attributable primarily to lower foreign and domestic unit sales volume.

      For the three months ended March 31, 2002, the Company generated a gross profit of $553,573 or 54.4% as compared to a gross profit of $690,534 or 54.7% for the three months ended March 31, 2001.

      Selling, general and administrative expenses for the three months ended March 31, 2002 and 2001 were $897,276 and $1,813,548, respectively. The
      $916,272 decrease is attributable primarily to an approximate $567,000 decrease in expenses associated with the sale and marketing of The Wand(R) technology due to the transitioning of its sales force to independent reps and an approximate $201,000 decrease in legal fees. In addition, during the first quarter of 2001, the Company issued 92,308 shares for services rendered with a value of $150,000 in non-cash compensation for consulting services. The Company had incurred additional legal expenses in 2001 due to equity and advertising agreements; medical patent registrations; and additional patents on The Wand(R) and CompuFlo(TM) technologies.

      Research and development expenses for the three months ended March 31, 2002 and March 31, 2001 were $30,295 and $18,718, respectively. The $11,577 increase is the result of higher costs incurred during the first quarter of 2002, which were associated with the development of the Company's safety needle.

      The loss from operations for the three months ended March 31, 2002 and 2001 were $371,998 and $1,141,732, respectively.

      The Company incurred interest expense of $172,213 for the three months ended March 31, 2002 as compared to $195,015 of interest expense for the same period for calendar 2001. Although the Company's average borrowings are higher in 2002, the decrease is attributable to a $68,400 reduction in the amortization of the debt discount and deferred financing costs which is associated with the detachable warrants from the financing described below.

      The net loss for the three months ended March 31, 2002 was $520,211 as compared to a net loss of $1,335,323 for the quarter ended March 31, 2001. The $815,112 decrease in net loss is attributable to lower overhead partially offset by a decrease in foreign sales volume and a decrease in domestic unit sales.

Liquidity and Capital Resources

      At March 31, 2002, Milestone had $28,504 in cash and a working capital deficiency of $952,047. For the three months ended March 31, 2002, the Company increased cash by $12,762.

      For the three months ended March 31, 2002, the Company's net cash used in operating activities was $136,054. This was attributable primarily to a net loss of $520,211, adjusted for noncash items of $26,614 for amortization of debt discount and deferred financing costs and $12,203 for depreciation; a $5,943 increase in accounts receivable; a $39,195 decrease in inventory; a $52,308 decrease in advances to contract manufacturer; a $18,980 increase in prepaid expenses; an increase in other assets of $596; an increase in accrued expenses of $63,467; a $145,599 increase in accrued interest; a $9,690 decrease in accounts payable; and an $80,000 increase in deferred compensation.

      For the three months ended March 31, 2002, the Company used $1,184 in investing activities for capital expenditures.

      For the three months ended March 31, 2002, the Company generated $150,000 from financing activities as it issued a promissory note to an existing investor.

      As of March 31, 2002, Milestone had $28,504 in cash and a working capital deficiency of $952,047. The working capital deficiency includes $583,966 in obligations due on January 3, 2003 which consists of $272,866 of accounts payable to a law firm where one of its partners is on the Company's Board of Directors; a $200,000 note payable to Milestone's CEO; $31,100 of accrued interest relating to the note payable; and $80,000 of deferred compensation to the CEO.

      As listed below, several steps have been taken to improve liquidity and meet Milestone's working capital needs:

                  In January 2002, Milestone issued 33,840 units in exchange for payment of accrued interest totaling $27,072. In addition, the Company issued 614,183 units issued to its CEO in consideration for payment of $491,346 in deferred compensation. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock.

                  On February 19, 2002, the Company issued a $150,000 promissory note to an existing investor. The note bears interest at 8% if paid in cash and 10% if paid in stock and matures on August 1, 2002.

                  On March 28, 2002, the Company entered into an agreement with a vendor to issue a total of 187,500 units for payment on accounts payable of $93,924 and for future services of $56,076 aggregating $150,000. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock. As of March 31, 2002, the common stock has yet to be issued. Accordingly, the $93,924 payable to the vendor has been recorded as long-term.

      On March 29, 2002, the Company entered into the following agreements for:

            o Deferring payment on accounts payable to a related party totaling $272,866 at December 31, 2001 until January 2, 2003.

            o Extending the maturing date of its $200,000 obligation and accrued interest of $26,600 as of December 31, 2001, to its CEO until January 2, 2003.

            o Deferring payment on $320,000 of the CEO's $350,000 salary until January 2, 2003.

            o Establishing a 6% $100,000 line of credit with its CEO through January 2, 2003, payable on April 2, 2003.

      On March 31, 2002, the senior secured zero coupon 20% promissory notes were originally due. On March 31, 2002, the Company obtained the required consents from the senior secured zero coupon 20% promissory noteholders whose outstanding face value (principal plus accrued interest) was collectively greater than 80% of the total outstanding face value of the obligations to extend the maturity date up to 30 days.

      On April 12 and April 15, 2002, the Company entered into the following agreements with existing noteholders:

            o   The Company received the required consents from the senior secured zero coupon 20% promissory noteholders whose outstanding face value (principal plus accrued interest) was collectively greater than 80% of the total outstanding face value of the obligation and the following occurred: (1) the notes were extended to July 1, 2003 and (2) the interest rate was reduced to 6% if paid in cash or reduced to 12% if paid in common stock. Additionally, at the option of the Company, the face value on the maturity dates will be payable either in cash or in the Company's common stock, valued at the average closing price per share for the five trading dates prior to July 1, 2003. Furthermore, for the holders who had given their consent, the Company will issue to these holders shares of the Company's common stock with a value of $120 for each $1,000 face amount outstanding at maturity.
            o   Extending the 20% promissory notes to July 1, 2003 and
                  lowering the interest rate from 20% to 6% if paid in cash or to 12% if paid in common stock.
            o   Extending the 8% $500,000 promissory note to August 1, 2003.
            o   Extending the 10% line of credit for $500,000 to August 1,
                  2003.
            o   Establishing a 6% $200,000 line of credit with an existing investor through January 2, 2003.
            o   Allowing the Company to issue additional unsecured debt so long as the maturity date is subsequent to August 1, 2003.

      In addition, the Company has a equity line of commitment through January 1, 2004 to sell up to 2,100,000 shares of its common stock. At March 31, 2002, the maximum proceeds that the Company would receive would be approximately $1,400,000 under the equity line.

      OPERATIONS

      The Company believes that CompuDent(TM), CompuMed(TM) and The Wand(R) technology represents a major advance in the delivery of local anesthesia and that the potential applications of this technology extends beyond dentistry. Based on scientific and anecdotal support, the Company contends that CompuMed(TM) could enhance the practices of the estimated 90,000 U.S. based physicians included in such non-dental disciplines as Podiatry, Hair Restoration Surgery, Plastic Surgery, Dermatology, colorectal surgery and procedures in Orthopedics, OB-GYN and Ophthalmology.

      Despite limited resources, the Company has continued its efforts to realize the market potential of The Wand(R) and become profitable. These steps include (i) relaunching of The Wand Plus(TM) drive unit domestically, under the name CompuDent(TM), (ii) distribution of CompuDent(TM) through a host of channels (i.e. independent sales representatives, an inside sales group and a major dental distributor),
      (iii) launching The Wand Plus(TM) drive unit for medical purposes and marketing it as CompuMed(TM), (iv) increasing presence at medical trade shows, (v) advertising to increase the awareness of the product, (vi) implementing cost reduction programs, and (vii) restructuring certain outstanding obligations.

      Management believes that the above steps are critical to the realization of Milestone's long-term business strategy. In March 2002, Milestone announced an agreement whereby Medical Hair Restoration ("MHR") will equip each of its 21 Surgery centers in the U.S. with CompuMed(TM).

Subsequent Events

      Notice of Allowance

      In April 2002, Milestone announced that the United States Patent Office has granted a Notice of Allowance for broad patent protection of a new safety engineered needle technology to be issued to Milestone. When commercialized, this new technology will be used with a plethora of infusion devices, including the Company's CompuDent(TM) and CompuMed(TM) computer controlled local anesthetic delivery systems as well as the CompuFlo(TM), an enabling technology for computer controlled infusion, perfusion, suffusion and aspiration of fluids. It provides features previously unavailable to medical and dental practitioners; fully automated true single-handed activation with needle anti-deflection and force-reduction capability. In addition, practitioners can re-use this safety engineered device repeatedly during a single patient session making it highly functional in a wide variety of medical and dental applications.

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

      Independent Clinical Study

      In April 2002, Milestone announced acceptance of an independent clinical study concluding that use of Milestone's computer controlled local anesthetic delivery technology in nasal and sinus surgery produced a "safe, acceptable, tolerable, and cost effective method of sedating patients creates a sense of security and adds to the ultimate satisfaction associated with nasal surgery." The study also concluded "Recovery room and expensive hospital costs are avoided, making nasal surgery more affordable and within reach of a greater range of potential nose surgery patients." One of the study's authors, Dr. Pieter Swanepoel, a world-renowned surgeon, presented his study at the 8th International Symposium of the Academy in New York City in May 2002.

      According to Dr. Swanepoel, "The conscious sedation produced using Milestone's equipment requires an absolute minimum of drugs to simulate a natural sleep process. Surgery can be done as an outpatient procedure as a result of a substantially shorter recovery period, allowing patients to return home with minimal aftereffects. This permits the patient to fully recover at home with minimal aftereffects. The new procedure reduces unnecessary bleeding since, unlike general anesthesia, it does not stimulate the sympathetic nervous system causing an increase in pulse rate and blood pressure. The modified anesthesia technique using Milestone's technology allows us to focus on the tissue around the nose, reduces post-operative swelling and promotes healing."

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

      Dental Distribution Agreement

      In May 2002, Milestone signed an agreement with Benco Dental under which Benco Dental will distribute CompuDent(TM) through their direct sales organization. Benco has the right to become the exclusive dental distributor in selected states within the United States if it achieves certain sales objectives.

      With 21 regional showrooms, over 200 sales representatives and sales in excess of $200 million, Benco Dental serves over 20,000 customers in 18 states, making them one of the leading distributors of high tech large and small dental equipment, including delivery systems, chairs, digital x-rays and air abrasion units, in the Eastern United States.

      Milestone will provide initial sales and product training to the entire Benco sales organization in May. Following these initial training sessions, Milestone will support this effort through "Dealer Managers and Technical Support Specialists."

ITEM 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits:                     (b)   Reports on Form 8-K:

                  None                                None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned

                                         MILESTONE SCIENTIFIC INC.
                                                   Registrant


                                         /s/ Leonard Osser
                                         ---------------------------------------
                                         Leonard Osser Chairman and
                                         Chief Executive Officer


                                         /s/ Thomas M. Stuckey
                                         ---------------------------------------
                                         Thomas M. Stuckey, Vice President and
                                         Chief Financial Officer

Dated: May 17, 2002