Form 10QSB
period 2002-06-30
MILESTONE SCIENTIFIC INC/NJ
filed 2002-08-19
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Yes _X_ No ___

As of August 15, 2002, the Registrant had a total of 12,433,370 shares of Common Stock, $.001 par value, outstanding.

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

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                                    I N D E X

                                                                                         PAGE
                                                                                         ----

PART I.   FINANCIAL INFORMATION

          ITEM 1.   Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets
                         June 30, 2002 (Unaudited) and December 31, 2001                    4

                    Condensed Consolidated Statements of Operations
                         Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)      5

                    Condensed Consolidated Statements of Cash Flows
                         Six Months Ended June 30, 2002 and 2001 (Unaudited)              6-7

                    Notes to Condensed Consolidated Financial Statements                 8-14

          ITEM 2.   Management's Discussion and Analysis or Plan of Operations             15


PART II.  OTHER INFORMATION

          ITEM 6.   Exhibits and Reports on Form 8-K                                       22


SIGNATURES                                                                                 23

EXHIBITS                                                                                   24

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,       December 31,
                                                                                      2002            2001
                                                                                  ------------    ------------
                                                                                   (Unaudited)      (Audited)
                                     ASSETS

Current assets:
     Cash                                                                         $     22,592    $     15,742
     Accounts receivable, net of allowance for doubtful accounts
         of $41,501 and $54,865 in 2002 and 2001, respectively                         402,478         363,743
     Inventories                                                                       115,988         162,640
     Advances to contract manufacturer                                                 251,781         315,000
     Prepaid expenses                                                                   40,972          30,985
                                                                                  ------------    ------------
              Total current assets                                                     833,811         888,110

Property and equipment, net                                                            200,844         207,823
Advances to contract manufacturer - long-term                                          324,258         374,529
Deferred debt financing costs                                                          321,501          32,915
Other assets                                                                            32,333          12,362
                                                                                  ------------    ------------

              Totals                                                              $  1,712,747    $  1,515,739
                                                                                  ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable, including $70,866 and $43,000
        to a related party in 2002 and 2001, respectively                         $  1,170,382    $  1,063,363
     Accrued expenses                                                                   97,377         105,410
                                                                                  ------------    ------------
              Total current liabilities                                              1,267,759       1,168,773

Accrued interest                                                                       252,984         221,982
Accounts payable, including $250,000 and $272,866 to
   a related party in 2002 and 2001, respectively                                      358,899         338,940
Deferred compensation payable to officer/stockholder                                   160,000         491,346
Notes payable                                                                        4,418,460       3,553,665
Notes payable-officer/stockholder                                                      200,000         200,000
                                                                                  ------------    ------------
              Total liabilities                                                      6,658,102       5,974,706
                                                                                  ------------    ------------

Commitments and contingencies

Stockholders' deficiency:
     Common stock, par value $.001; authorized, 25,000,000 shares;
         12,345,870 issued as of June 30, 2002 and
         11,372,847 issued as of December 31, 2001                                      12,346          11,373
     Additional paid-in capital                                                     36,608,010      36,090,566
     Accumulated deficit                                                           (40,368,991)    (39,346,570)
     Unearned advertising                                                             (285,204)       (302,820)
     Treasury stock, at cost, 100,000 shares                                          (911,516)       (911,516)
                                                                                  ------------    ------------
              Total stockholders' deficiency                                        (4,945,355)     (4,458,967)
                                                                                  ------------    ------------

              Totals                                                              $  1,712,747    $  1,515,739
                                                                                  ============    ============


See Notes to Condensed Consolidated Financial Statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                      Three Months Ended              Six Months Ended
                                                      June 30,        June 30,        June 30,        June 30,
                                                      2002            2001            2002            2001
                                                      ----            ----            ----            ----

Net sales                                        $  1,160,129    $    918,441    $  2,181,717    $  2,180,812
Cost of sales                                         515,756         484,720         981,771       1,056,557
                                                 ------------    ------------    ------------    ------------

Gross Profit                                          644,373         433,721       1,199,946       1,124,255
                                                 ------------    ------------    ------------    ------------

Selling, general and administrative expenses          937,932       1,358,577       1,835,208       3,172,125
Research and development expenses                      15,084           9,363          45,379          28,081
                                                 ------------    ------------    ------------    ------------

                 Totals                               953,016       1,367,940       1,880,587       3,200,206
                                                 ------------    ------------    ------------    ------------

Loss from operations                                 (308,643)       (934,219)       (680,641)     (2,075,951)

Other income                                           24,000              --          48,000              --
Interest, net                                        (217,567)       (174,981)       (389,780)       (368,572)
                                                 ------------    ------------    ------------    ------------

Net loss                                         $   (502,210)   $ (1,109,200)   $ (1,022,421)   $ (2,444,523)
                                                 ============    ============    ============    ============

Loss per share - basic                           $       (.04)   $       (.10)   $       (.08)   $       (.22)
                                                 ============    ============    ============    ============

Weighted average shares outstanding                12,245,870      11,272,847      12,171,450      11,014,765
                                                 ============    ============    ============    ============


See Notes to Condensed Consolidated Financial Statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                                      2002             2001
                                                                                   -----------     -----------

Operating activities:
     Net loss                                                                      $(1,022,421)    $(2,444,523)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Amortization of advertising costs                                              17,616           6,484
         Amortization of debt discount and deferred financing costs                    129,999         145,972
         Depreciation                                                                   28,419          41,009
         Common stock issued for services                                                 --           150,000
         Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                               (38,735)        129,416
              (Increase) decrease in inventories                                        46,652        (240,759)
              Decrease in advances to contract manufacturer                            113,490         304,530
              (Increase) decrease in prepaid expenses                                   (9,987)         99,203
              Increase in other assets                                                 (19,971)         (2,044)
              Increase in accounts payable                                             126,978         376,399
              Increase in accrued interest                                             259,781         225,206
              Decrease in accrued expenses                                              (8,033)        (14,991)
              Increase in deferred compensation                                        160,000         175,000
                                                                                   -----------     -----------
                  Net cash used in operating activities                               (216,212)     (1,049,098)
                                                                                   -----------     -----------

Investing activities - capital expenditures                                            (21,440)         (9,012)
                                                                                   -----------     -----------

Financing activities:
     Payments on line of credit                                                       (114,960)           --
     Proceeds from sale of common stock                                                   --           500,000
     Proceeds from issuance of notes and lines of credit, net                          400,000         409,779
     Payments for deferred financing costs                                             (40,538)           --
                                                                                   -----------     -----------

Net cash provided by financing activities                                              244,502         909,779
                                                                                   -----------     -----------

Net increase (decrease) in cash                                                          6,850        (148,331)

Cash, beginning of period                                                               15,742         172,867
                                                                                   -----------     -----------

Cash, end of period                                                                $    22,592     $    24,536
                                                                                   ===========     ===========


See Notes to Condensed Consolidated Financial Statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

Supplemental schedule of noncash financing activities:

      In January 2002, the Company issued 33,840 units consisting of one share of common stock and one warrant to purchase an additional share of common stock in exchange for payment of accrued interest totaling $27,072.

      In January 2002, in consideration for payment of $491,346 in deferred compensation, the Company issued 614,183 units (consisting of one share of common stock and one warrant to purchase an additional share of common stock).

      In January 2002, pursuant to the 20% promissory note agreements, the Company converted $63,377 of accrued interest into additional principal.

      In April 2002, pursuant to the 20% promissory note agreements, the Company converted $65,168 of accrued interest into additional principal.

      In April 2002, pursuant to the debt restructuring, the Company recorded a deferred financing charge of $329,572. This resulted in an increase to notes payable of $140,203 and accrued interest of $189,369.

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

      In April 2001, pursuant to the 20% promissory note agreements, the Company converted $53,472 of accrued interest into additional principal.

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

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001.

      The results reported for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations, which may be expected for a full year.

Note 2 - Basis of presentation:

      As of June 30, 2002, Milestone had $22,592 in cash and a working capital deficiency of $433,948. As listed below and further described in Note 4, to date, several additional steps have been taken in addition to cost containment policies to improve liquidity and meet Milestone's working capital needs until it is able to achieve and sustain profitability. In order for the Company to sustain its operation in its present state through July 1, 2003, it is currently dependent on the equity line (See
      Note 5). Amounts available under this equity line are dependent on the Company's stock price and the trading volume since it could impact management's ability to fund the Company's operations. If the Company is unable to obtain the required funding under the equity line, management will have to obtain such financing from alternative sources. However, management cannot assure that the Company will be able to obtain any alternative funding.

      In January 2002, Milestone issued 33,840 units in exchange for payment of accrued interest totaling $27,072. In addition, the Company issued 614,183 units to its Chief Executive Officer "CEO" in consideration for payment of $491,346 in deferred compensation. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock. The warrants are exercisable at $.80 per share through January 31, 2003, at $1.00 per share through January 31, 2007 and thereafter at $2.00 per share through January 31, 2007.

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

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Basis of presentation (continued):

      On March 28, 2002, the Company entered into an agreement with a vendor to issue a total of 187,500 units having an aggregate fair value of $150,000 for payment on accounts payable of $93,924 and for future services of $56,076. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at an expense of $.80 per share through January 31, 2003, at $1.00 per share through January 31, 2004 and thereafter at $2.00 per share through January 31, 2007. As of June 30, 2002, the outstanding payable to the vendor was $108,899 and it was recorded as long term. The common stock was issued in July 2002.

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

      All of the agreements with the exception of the line of credit were amended on August 13, 2002 to provide the following:

            o Extending the maturity date of its 9% $200,000 obligation and accrued interest of $35,650 until July 2, 2003.

            o At the option of the Company's Board of Directors, $250,000 on the accounts payable to the related party can be paid through the issuance of the Company's common stock.

            o Deferring payment on $160,000 at June 30, 2002 of the CEO salary until July 2, 2003.

      On April 12 and April 15, 2002, the Company entered into the following agreements with existing noteholders:

                  The Company received the required consents from the senior secured zero coupon 20% promissory noteholders whose outstanding face value (principal plus accrued interest) was collectively greater than 80% of the total outstanding face value of the obligation (all of the noteholders gave their consent) and the following occurred: (1) the notes were extended to July 1, 2003 and (2) the interest rate was reduced to 6% if paid in cash or reduced to 12% if paid in common stock. Additionally, at the option of the Company, the face value on the maturity dates will be payable either in cash or in the Company's common stock, valued at the average closing price per share for the five trading dates prior to July 1, 2003. Furthermore, for these holders, the Company will issue shares of the Company's common stock with a value of $120 for each $1,000 face amount outstanding at maturity. As a result, the Company recorded deferred financing charges of $329,572 which are being amortized to interest expense over the remaining life of these notes.

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

      On May 28, 2002, the Company received from an existing investor $250,000, which provides for interest at 8% if paid in cash and 10% if paid in stock and contain an equity conversion feature. (See Note 4)

      In addition, as described in Note 5, Milestone has an equity line commitment through January 1, 2004 to sell up to 2,100,000 shares of its common stock. Milestone's right to draw upon this facility and the amount of each draw is subjected to certain limitations. The most restrictive of which is the investor or any of its affiliates can not directly own more than 9.9% of the Company's then outstanding number of shares of common stock unless the Company either issues (i) additional shares of common stock, (ii) converts any of its debt and or (iii) the investor is unable to sell to third parties any of the shares previously purchased, the Company only has the ability to sell approximately 1,250,000 shares from which it will derive proceeds of approximately $570,000. At August 13, 2002, without any restrictions and based on the closing stock price, the maximum proceeds that the Company could receive would be approximately $919,000.

Note 3 - Loss per share:

      Basic loss per common share is computed using the weighted average number of common shares outstanding.

      Options and warrants to purchase 4,415,855 shares of common stock were outstanding as of June 30, 2002, but were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

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

            As a result of the Company restructuring its obligations, the unamortized portion of the debt discount and deferred financing costs were being amortized through March 31, 2002.

            On March 31, 2002, the holders agreed to extend the maturity date up to 30 days. Subsequently on April 15, 2002, the holders additionally agreed to extend the maturity date to July 1, 2003. In connection with the extension, the Company recorded $16,215 in deferred financing charges relating to professional fees and $140,203 of deferred financing costs relating to consideration issued to the note holders valued at $120 per share of the Company's common stock for each $1,000 face amount outstanding at maturity which increased the aggregate carry value of the notes by $140,203. These deferred financing costs are being amortized through July 1, 2003. Accordingly, these zero coupon notes including accrued interest have been recorded as long-term in the consolidated financial statements.

      $500,000 line of credit:

            On March 9, 2001, the Company obtained from a major existing investor, a 10%, $500,000 line of credit, which was to mature on August 31, 2002. Additionally, the Company pays a 2% facility fee on the line outstanding balance. At the option of the Company, interest and the facility fee would have been payable either on (i) August 31, 2002 in cash, or (ii) quarterly in shares of the Company's common stock. In connection with obtaining the line of credit, the lender received warrants to purchase 100,000 shares of common stock at an exercised price of $1.10. The estimated fair value of the warrants, which amounted to $40,000, was recorded as a debt discount and was being amortized through August 31, 2002. In addition, the Company incurred deferred financing fees of $28,384 which was being amortized to August 31, 2002. As of June 30, 2002, the Company has drawn down the $385,040 from the line of credit. Moreover, the line of credit agreement has been amended to allow the Company to use funds available under this agreement for general corporate purposes. On April 15, 2002, the investor agreed to extend the line of credit and payment for interest to August 1, 2003. In connection with the extension, the Company incurred $4,054 of deferred financing charges. Accordingly, the deferred financing charges and the unamortized debt discount are being amortized through August 1, 2003. Accordingly, the line of credit including accrued interest has been recorded as long-term in the consolidated financial statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - Notes payable (continued):

      20% promissory notes:

            In August 2000, the Company borrowed $1,000,000 which consists of two loans from two funds managed by Cumberland Associates LLC, and bear interest at 20% per year and payable in cash or through the issuance of additional 20% notes on which both interest and principal are payable. The loans are secured by substantially all assets of the Company and are subordinated to the zero coupon notes dated, March 16, 2001. The loans are prepayable in cash at any time, and are prepayable, with accrued interest, in the Company's common stock at the option of the Company after March 31, 2001. Stock issued in payment of this debt will be valued at 85% of the then market prices. During 2001, the Company converted $222,417 of accrued interest into principal. On April 12, 2002, Cumberland Associates LLC agreed to extend the maturity date of these loans through July 1, 2003. In connection with the extension, the Company recorded $16,215 of deferred financing charges relating to professional fees and $189,369 relating to consideration issued to the note holders valued at $120 per share of the Company's common stock for each $1,000 face amount outstanding at maturity. The $189,369 has been recorded as interest payable as a long term liability in the consolidated financial statements. Accordingly, the deferred financing costs and the unamortized financing charges are being amortized through July 1, 2003. Accordingly, these loans have been recorded as long-term debt in the accompanying consolidated financial statements.

            As of June 30, 2002, if the 20% promissory notes were converted into common stock, the Company would have to issue approximately 3,136,000 shares of its common stock.

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

            In connection with the $400,000, the investor received five-year warrants to purchase 80,000 shares of the Company's common stock exercisable at $1.25 per share. In connection with the $100,000, the investor received five-year warrants to purchase 20,000 shares of the Company's common stock at $1.25 per share. On April 15, 2002, the investor agreed to extend the maturity date of the $500,000 originally due June 30, 2003 to August 1, 2003. Accordingly, in connection with the extension, the Company incurred $4,054 of deferred financing charges relating to professional fees. Accordingly, the deferred financing costs and the unamortized debt discount are being amortized through August 1, 2003. Accordingly,

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - Notes payable (concluded):

            these loans have been recorded as long-term debt in the accompanying consolidated financial statements.

         $250,000 promissory note:

            On May 28, 2002, the Company received $250,000 from an existing investor which provides for interest at 8% if paid in cash and 10% if paid in stock. The note will convert into the Company's common stock if the Company issues 1,000,000 shares or raises at least $1,000,000 from the sale of equities prior to August 1, 2003, at the price in that transaction but not less than $.50 per common share, or more than $2.00 per share.

         $150,000 promissory note:

            On February 19, 2002, the Company issued a $150,000 promissory note to an existing investor. The note bears interest at 8% if paid in cash and 10% if paid in stock and matures on August 1, 2003. For the six months ended June 30, 2002, interest was accrued at 10%.

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

            In March 2001, the Company initially recorded unearned advertising cost of $324,218 which represents the estimated fair value of the 390,625 of the warrants for one-third of the total warrants granted based on the 24,000 minimum placements. The unearned advertising costs are being amortized as publications are received by the Company over the minimum placements. As of June 30, 2002, unearned advertising costs was $285,204 and during the six months ended June 30, 2002, the Company recorded $17,616 in advertising expenses relating to placements during the period. The estimated fair value of the remaining warrants to purchase 781,250 of the Company's common stock have not been recorded in the Company's consolidated financial statements due to the likelihood that the Agreement will not be fulfilled.

Note 7 - Subsequent Event:

            On August 13, 2002, the Company received an $85,000 commitment from an existing investor. The Company will receive the $85,000 during the third quarter in exchange for a promissory note. Interest per annum is 8% if paid in cash and 10% if paid in stock. The note will convert into the Company's common stock if the Company issues 1,000,000 shares or raises at least $1,000,000 from the sale of equities prior to August 1, 2003, at the price in that transaction but not less than $.50 per common share, or more than $2.00 per share.

ITEM 2. Management's Discussion and or Analysis Plan of Operations

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

Overview

      The results from operations for the three and six months ended June 30, 2002, reflect Milestone's concentrated effort to drastically reduce its overhead while slowly growing its user base in the dental market and introducing the Wand(R) technology in a variety of medical disciplines. The year to date loss of approximately $1 million represents a 58% reduction from the same period in 2001.

      During the six months ended June 30, 2002, Milestone reduced its average monthly cash used from operations to approximately $36,000, completed a $4.1 million debt restructuring program, and obtained $400,000 in additional financing. The program included equity conversions; deferring payment on certain payables until January 2, 2003 and July 2, 2003; a restructuring of all debt originally maturing in 2002.

      Furthermore, Milestone signed an agreement for the distribution of CompuDent(TM) in the Eastern U.S., a national hair restoration provider agreed to equip its offices with the CompuMed(TM), and the U.S. Patent Office granted a Notice of Allowance for broad patent protection of a new safety engineered needle technology to be issued to the Company.

Statement of Operations

Three months ended June 30, 2002 compared to Three months ended June 30, 2001

      Net sales for the three months ended June 30, 2002 and 2001 were $1,160,129 and $918,441 respectively. The $241,688 or 26% increase is attributable primarily related to a 32% or $160,000 increase in domestic sales of The Wand(R) handpiece, CompuMed(TM) sales of approximately $82,000 and a $28,000 increase in sales of CompuDent(TM).

      Cost of sales for the three months ended June 30, 2002 and 2001 were $515,756 and $484,720, respectively. The $31,036 increase is attributable primarily to higher foreign and domestic sales volume.

      For the three months ended June 30, 2002, the Company generated a gross profit of $644,373 or 56% as compared to a gross profit of $433,721 or 47% for the three months ended June 30, 2001. The increase in gross profit is mainly attributable to an increase in domestic sales of The Wand(R) handpiece and CompuMed(TM) sales.

      Selling, general and administrative expenses for the three months ended June 30, 2002 and 2001 were $937,932 and $1,358,577, respectively. The
      $420,645 decrease is attributable primarily to an approximate $399,000 decrease in expenses associated with the sale and marketing of The Wand(R) technology due to the transitioning of its sales force to independent representatives and an approximate $61,000 decrease in legal fees. The Company had incurred additional legal expenses in 2001 as it entered and advertising agreements and completed registrations for medical patents; and additional patents on The Wand(R) and CompuFlo(TM) technologies.

      Research and development expenses for the three months ended June 30, 2002 and 2001 were $15,084 and $9,363, respectively. The $5,721 increase is the result of higher costs incurred during the second quarter of 2002, which were associated with the development of the Company's safety needle.

      The loss from operations for the three months ended June 30, 2002 and 2001 were $308,643 and $934,219, respectively. The $625,576 decrease in loss from operations is explained above.

      The Company incurred interest expense of $217,567 for the three months ended June 30, 2002 as compared to $176,165 for the three months ended June 30, 2002. The increase is attributable to higher average borrowing in 2002.

      The net loss for the three months ended June 30, 2002 was $502,210 as compared to a net loss of $1,109,200 for the three months ended June 30, 2001. The $606,990 decrease in net loss is attributable to lower selling and administrative expenses and a higher gross margin on a higher level of sales as explained above.

Six months ended June 30, 2002 compared to Six months ended June 30, 2001

      Net sales for the six months ended June 30, 2002 and 2001 were $2,181,717 and $2,180,812, respectively. The $905 increase is attributable primarily to 6.6% or $60,000 increase in domestic sales of The Wand(R) handpiece, a $153,000 increase in The Wand(R) handpiece sales to foreign distributors and the CompuMed(TM) sales of approximately $115,000. The increase is partially offset by an approximately $275,000 decrease in sales of CompuDent(TM). Lower CompuDent(TM) sales in the U.S. are the direct result of the downsizing of the Company's sales and marketing effort.

      Cost of sales for the six months ended June 30, 2002 and 2001 were $981,771 and $1,056,557 respectively. The $74,786 decrease is attributable primarily to lower foreign and domestic unit sales volume.

      For the six months ended June 30, 2002, the Company generated a gross profit of $1,199,946 or 55% as compared to a gross profit of $1,124,255 or 52% for the six months ended June 30, 2001.

      Selling, general and administrative expenses for the six months ended June 30, 2002 and 2001 were $1,835,208 and $3,172,125 respectively. The
      $1,336,917 decrease is attributable primarily to an approximate $262,000 decrease in expenses associated with the sale and marketing of The Wand(R) technology due to the transitioning of its sales force to independent representatives and an approximate $262,000 decrease in legal fees. In addition, during the first quarter of 2001, the Company issued 92,308 shares for services rendered with a value of $150,000 in non-cash compensation or consulting services. The Company had incurred additional legal expenses in 2001 due to advertising agreements; medical patent registrations; and additional patents on The Wand(R) and CompuFlo(TM) technologies.

      Research and development expenses for the six months ended June 30, 2002 and 2001 were $45,379 and $28,081, respectively. The $17,298 increase is the result of higher costs incurred during the second quarter of 2002, which were associated with the development of the Company's safety needle.

      The loss from operations for the six months ended June 30, 2002 and 2001 were $1,880,587 and $3,200,206, respectively. The $1,319,619 decrease in loss from operations is explained above.

      The Company incurred interest expense of $389,780 for the six months ended June 30, 2002 as compared to $371,180 for the six months ended June 30, 2001. The increase of $18,600 is attributable to higher average borrowing in 2002.

      The net loss for the six months ended June 30, 2002 was $1,022,421 as compared to a net loss of $2,444,523 for the six months ended June 30, 2001. The $1,422,102 decrease in net loss is attributable to lower selling and administrative expenses and a higher gross margin on the same level of sales.

Liquidity and Capital Resources

      At June 30, 2002, Milestone had $22,592 in cash, a working capital deficiency of $433,948. For the six months ended June 30, 2002, the Company increased cash by $6,850.

      For the six months ended June 30, 2002, the Company's net cash used in operating activities was $216,212. This was attributable primarily to a net loss of $1,022,421 adjusted for noncash items of $17,616 for amortization of advertising costs, $129,999 for amortization of debt discount and deferred financing costs and $28,419 for depreciation; a $38,735 increase in accounts receivable; a $46,652 decrease in inventories; a $113,490 decrease in advances to contract manufacturer; a $9,987 increase in prepaid expenses; an increase in other assets of $19,971 a decrease in accrued expenses of $8,033 a $259,781 increase in accrued interest; a $126,978 increase in accounts payable; and an $160,000 increase in deferred compensation.

      For the six months ended June 30, 2002, the Company used $21,440 in investing activities for capital expenditures.

      For the six months ended June 30, 2002, the Company generated $244,502 from financing activities as it issued promissory notes to an existing investor totaling $400,000 which was offset by the Company paying down $114,960 of its $500,000 line of credit and paying $40,538 of financing costs relating to its debt restructuring .

      As of June 30, 2002, Milestone had $22,592 in cash and a working capital deficiency of $433,948.

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

            On May 28, 2002, the Company received $250,000 from an existing investor which provides for interest at 8% if paid in cash and 10% if paid in stock. The existing investor is entitled to convert the note into the Company's common stock only upon the Company issuing 1,000,000 shares or raising at least $1,000,000 prior to August 1, 2003, at a price greater than $.50 per common share, but not exceeding $2.00 per share.

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

All of the agreements with the exception of the line of credit were amended on August 13, 2002 to provide the following:

            o Extending the maturity date of its 9% $200,000 obligation and accrued interest of $35,650 until July 2, 2003.

            o At the option of the Company's Board of Directors, $250,000 on the accounts payable to the related party can be paid through the issuance of the Company's common stock.

            o Deferring payment on $160,000 at June 30, 2002 of the CEO salary until July 2, 2003.

On April 12 and April 15, 2002, the Company entered into the following agreements with existing noteholders:

            o The Company received the required consents from the senior secured zero coupon 20% promissory noteholders whose outstanding face value (principal plus accrued interest) was collectively greater than 80% of the total outstanding face value of the obligation all of the noteholders gave their consent and the following occurred: (1) the notes were extended to July 1, 2003 and (2) the interest rate was reduced to 6% if paid in cash or reduced to 12% if paid in common stock. Additionally, at the option of the Company, the face value on the maturity dates will be payable either in cash or in the Company's common stock, valued at the average closing price per share for the five trading dates prior to July 1, 2003. Furthermore, for these holders, the Company will issue shares of the Company's common stock with a value of $120 for each $1,000 face amount outstanding at maturity. As a result, the Company recorded deferred financing charges of $329,572 which are being amortized to interest expense over the remaining life of these notes.

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

On August 13, 2002, the Company received an $85,000 commitment from an existing investor. The Company will receive the $85,000 during the third quarter in exchange for a promissory note. Interest per annum is 8% if paid in cash and 10% if paid in stock. The note will convert into the Company's common stock if the Company issues 1,000,000 shares or raises at least $1,000,000 from the sale of equities prior to August 1, 2003, at the price in that transaction but not less than $.50 per common shares or more than $2.00 per common share.

In addition, Milestone has an equity line commitment through January 1, 2004 to sell up to 2,100,000 shares of its common stock. Milestone's right to draw upon this facility and the amount of each draw is subjected to certain limitations. The most restrictive of which is the investor or any of its affiliates can not directly own more than 9.9% of the Company's then outstanding number of shares of common stock unless the Company either issues (i) additional shares of common stock, (ii) converts any of its debt and or (iii) the investor is unable to sell to third parties any of the shares previously purchased, the Company only has the ability to sell approximately 1,250,000 shares which will derive proceeds of approximately $570,000. At August 13, 2002, without any restrictions and based on the closing stock price, the maximum proceeds that the Company could receive would be approximately $919,000.

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

Despite limited resources, the Company has continued its efforts to realize the market potential of The Wand(R) and become profitable. These steps include (i) relaunching of The Wand Plus(TM) drive unit domestically, under the name CompuDent(TM), (ii) distribution of CompuDent(TM) through a host of channels (i.e. independent sales representatives, an inside sales group and a major dental distributor), (iii) launching The Wand Plus(TM) drive unit for medical purposes and marketing it as CompuMed(TM), (iv) increasing presence at medical trade shows, (v) advertising to increase the awareness of the product, (vi) implementing cost reduction programs, and (vii) restructuring certain outstanding obligations. Management believes that these steps are critical to the realization of Milestone's long-term business strategy.

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

In April 2002, Milestone announced acceptance of an independent clinical study concluding that use of Milestone's computer controlled local anesthetic delivery technology in nasal and sinus surgery produced a "safe, acceptable, tolerable, and cost effective method of sedating patients creates a sense of security and adds to the ultimate satisfaction associated with nasal surgery." The study also concluded

"Recovery room and expensive hospital costs are avoided, making nasal surgery more affordable and within reach of a greater range of potential nose surgery patients." One of the study's authors, Dr. Pieter Swanepoel, a world-renowned surgeon, presented his study at the 8th International Symposium of the Academy in New York City in May 2002. The new technique is an adaptation of similar regional nerve blocking techniques used by dental surgeons and replaces the need for costly and invasive general anesthesia. Dr. Swanepoel in conducting his research using pre-production prototypes of our CompuFlo(TM) system, since it allowed him to measure flow rate and tissue pressure and determine parameters for optimal results. The core technology embodied in the CompuMed(TM) unit may be used to deliver local anesthesia within the parameters ascertained by Dr. Swanepoel to produce optimal results and then achieve conscious sedation in nasal surgery.

In May 2002, Milestone signed a dental distribution agreement with Benco Dental under which Benco Dental will distribute CompuDent(TM) through their direct sales organization. Benco has the right to become the exclusive dental distributor in selected states within the United States if it achieves certain sales objectives. Milestone is providing the initial sales and product training to the entire Benco sales organization through September 2002. Following these initial training sessions, Milestone will support this effort through "Dealer Managers and Technical Support Specialists."

Other Matters - American Stock Exchange

On May 2, 2002, Milestone received a letter from the American Stock Exchange advising us that it had fallen below certain listing criteria and requesting that a recovery plan detailing any actions taken, or planned to be taken within the next 18 months to bring the Company into compliance with the continued listing standards. According to the letter, the Listing Qualifications Department management will then evaluate the plan, including any supporting documentation, and make a determination as to whether the Company has made a reasonable demonstration of an ability to regain compliance with the continued listing standards, in which case the plan will be accepted. On June 10, 2002 the Company submitted a detailed recovery plan to the American Stock Exchange showing how Milestone expects to achieve stockholder equity of $4,000,000 by December 31, 2003. In response, the Company have received informal advice from the American Stock Exchange that in view of the expected loss in 2002, we need to demonstrate how we will achieve $6,000,000 in stockholders' equity within the next 18 months. The company is now in the process of revising the plan in order to meet these requirements. If the revised plan is not accepted, the American Stock Exchange may initiate delisting proceedings. In the event that our securities are delisted from the American Stock Exchange, trading, if any, in the common stock and warrants would be conducted in the over the counter market in the so-called "pink sheets" or the NASD's "OTC Bulletin Board." Consequently the liquidity of the Company securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts and new media coverage of Milestone, and lower prices for our securities than might otherwise be obtained.

If Milestone shares of common stock are removed or delisted from the American Stock Exchange the ability of stockholders to sell our common stock and warrants in the secondary market could be restricted. The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on the American Stock Exchange. If our shares of common stock are removed or delisted from the American Stock Exchange, the security may become subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and

Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As such, the "penny stock" rules, in the event our securities are delisted from the American Stock Exchange, may restrict the ability of stockholders to sell our common stock and warrants in the secondary market.

ITEM 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits:

               99.1 Certification by Chief Executive Officer
               99.2 Certification by Chief Financial Officer

        (b)    Reports on Form 8-K:

               None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned


                                      MILESTONE SCIENTIFIC INC.
                                      -------------------------
                                            Registrant


                                      /s/Leonard Osser
                                      ------------------------------------
                                      Leonard Osser Chairman and
                                      Chief Executive Officer


                                      /s/Thomas M. Stuckey
                                      -------------------------------------
                                      Thomas M. Stuckey, Vice President and
                                      Chief Financial Officer


Dated: August 15, 2002