Form 10QSB
period 2002-09-30
MILESTONE SCIENTIFIC INC/NJ
filed 2002-11-19
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Yes |X| No |_|

As of November 15, 2002, the Registrant had a total of 12,633,370 shares of Common Stock, $.001 par value, outstanding.

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

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                                    I N D E X

                                                                                             PAGE
                                                                                             ----
PART I.   FINANCIAL INFORMATION

          ITEM 1. Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets
                       September 30, 2002 (Unaudited) and December 31, 2001                     4

                  Condensed Consolidated Statements of Operations
                       Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)      5

                  Condensed Consolidated Statements of Cash Flows
                       Nine Months Ended September 30, 2002 and 2001 (Unaudited)              6-7

                  Notes to Condensed Consolidated Financial Statements                       8-14

          ITEM 2. Management's Discussion and Analysis or Plan of Operations                15-20

          ITEM 3  Controls and Procedures                                                      21

PART II.  OTHER INFORMATION

          ITEM 6. Exhibits and Reports on Form 8-K                                             22

SIGNATURES                                                                                     23

CERTIFICATIONS                                                                              24-25

EXHIBITS                                                                                    26-27

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         September 30,     December 31,
                                    ASSETS                                   2002              2001
                                                                             ----              ----
                                                                          (Unaudited)       (Audited)
Current assets:
     Cash                                                                $     12,748      $     15,742
     Accounts receivable, net of allowance for doubtful accounts
         of $55,150 and $54,865 in 2002 and 2001, respectively                516,758           363,743
     Inventories                                                               82,026           162,640
     Advances to contract manufacturer                                        251,498           315,000
     Prepaid expenses                                                          41,363            30,985
                                                                         ------------      ------------
              Total current assets                                            904,393           888,110

Property and equipment, net                                                   235,852           207,823
Advances to contract manufacturer - long-term                                 263,582           374,529
Deferred debt financing costs - long term                                     239,227            32,915
Other assets                                                                   32,333            12,362
                                                                         ------------      ------------

              Totals                                                     $  1,675,387      $  1,515,739
                                                                         ============      ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable, including $327,764 and $43,000
        to a related party in 2002 and 2001, respectively                $  1,342,041      $  1,063,363
     Accrued expenses                                                         125,249           105,410
     Accrued interest - short term                                            372,012                --
     Notes payable                                                          3,560,328                --
     Note payable-officer/stockholder                                          40,000                --
                                                                         ------------      ------------

              Total current liabilities                                     5,439,630         1,168,773

Accrued interest - long term                                                  118,450           221,982
Accounts payable, including $272,866 to
   a related party                                                                 --           338,940
Deferred compensation payable to officer/stockholder                          240,000           491,346
Notes payable-long term                                                       965,078         3,553,665
Note payable-officer/stockholder                                              200,000           200,000
                                                                         ------------      ------------
              Total liabilities                                             6,963,158         5,974,706
                                                                         ------------      ------------

Commitments and contingencies

Stockholders' deficiency:
     Common stock, par value $.001; authorized, 25,000,000
        shares; 12,733,370 issued as of September 30, 2002 and
        11,372,847 as of December 31, 2001                                     12,733            11,373
     Additional paid-in capital                                            36,877,623        36,090,566
     Accumulated deficit                                                  (40,950,822)      (39,346,570)
     Unearned advertising                                                    (278,017)         (302,820)
     Unearned compensation and services                                       (37,772)               --
     Treasury stock, at cost, 100,000 shares                                 (911,516)         (911,516)
                                                                         ------------      ------------
              Total stockholders' deficiency                               (5,287,771)       (4,458,967)
                                                                         ------------      ------------

              Totals                                                     $  1,675,387      $  1,515,739
                                                                         ============      ============

See Notes to Condensed Consolidated Financial Statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                       Three Months Ended                  Nine Months Ended
                                                 September 30,     September 30,     September 30,     September 30,
                                                      2002             2001              2002              2001
                                                      ----             ----              ----              ----
Net sales                                        $  1,034,190      $    798,776      $  3,215,907      $  2,979,588
Cost of sales                                         517,292           377,250         1,499,063         1,433,807
                                                 ------------      ------------      ------------      ------------

Gross profit                                          516,898           421,526         1,716,844         1,545,781
                                                 ------------      ------------      ------------      ------------

Selling, general and administrative expenses          877,441         1,042,414         2,712,649         4,214,539
Research and development expenses                      18,549             3,675            63,928            31,756
                                                 ------------      ------------      ------------      ------------

            Totals                                    895,990         1,046,089         2,776,577         4,246,295
                                                 ------------      ------------      ------------      ------------

Loss from operations                                 (379,092)         (624,563)       (1,059,733)       (2,700,514)

Other income                                           24,000                --            72,000                --
Interest, net                                        (226,739)         (185,754)         (616,519)         (554,326)
                                                 ------------      ------------      ------------      ------------

Net loss                                         $   (581,831)     $   (810,317)     $ (1,604,252)     $ (3,254,840)
                                                 ============      ============      ============      ============

Loss per share - basic                           $       (.05)     $       (.07)     $       (.13)     $       (.29)
                                                 ============      ============      ============      ============

Weighted average shares outstanding                12,412,618        11,272,847        12,253,022        11,101,738
                                                 ============      ============      ============      ============

See Notes to Condensed Consolidated Financial Statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                                                         2002             2001
                                                                                     -----------      -----------
Operating activities:
     Net loss                                                                        $(1,604,252)     $(3,254,840)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Amortization of advertising costs                                                24,803           21,398
         Amortization of debt discount and deferred financing costs                      234,837          196,312
         Depreciation                                                                     41,672           58,486
         Amortization of unearned compensation                                                --           15,528
         Stock options issued for services                                                 2,500           97,649
         Common stock issued for services                                                     --          150,000
         Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                                (153,015)         342,940
              (Increase) decrease in inventories                                          80,614         (136,130)
              Decrease in advances to contract manufacturer                              174,449          304,530
              (Increase) decrease in prepaid expenses                                    (10,378)          88,748
              Increase in other assets                                                   (19,971)          (2,044)
              Increase in accounts payable                                               169,465          305,114
              Increase in accrued interest                                               381,682          360,901
              Increase (decrease) in accrued expenses                                     19,829          (17,629)
              Increase in deferred compensation                                          240,000          262,500
                                                                                     -----------      -----------
                  Net cash used in operating activities                                 (417,765)      (1,206,537)
                                                                                     -----------      -----------

Investing activities - capital expenditures                                              (69,691)          (9,013)
                                                                                     -----------      -----------

Financing activities:
     Proceeds from sale of common stock                                                       --          500,000
     Proceeds from issuance of notes and lines of credit, net                            525,000          565,373
     Payments for deferred financing costs                                               (40,538)              --
                                                                                     -----------      -----------

Net cash provided by financing activities                                                484,462        1,065,373
                                                                                     -----------      -----------

Net decrease in cash                                                                      (2,994)        (150,177)

Cash, beginning of period                                                                 15,742          172,867
                                                                                     -----------      -----------

Cash, end of period                                                                  $    12,748      $    22,690
                                                                                     ===========      ===========

See Notes to Condensed Consolidated Financial Statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

Supplemental schedule of noncash financing activities:

      In January 2002, the Company issued 33,840 units consisting of one share of common stock and one warrant to purchase an additional share of common stock in exchange for payment of accrued interest totaling $27,072.

      In January 2002, in consideration for payment of $491,346 in deferred compensation, the Company issued 614,183 units (consisting of one share of common stock and one warrant to purchase an additional share of common stock).The warrants are exercisable at $.80 per share through January 31, 2003; at $1.00 per share through January 31, 2004 and thereafter at $2.00 per share through January 31, 2007.

      In January 2002, pursuant to the 20% promissory note agreements, the Company converted $63,377 of accrued interest into additional principal.

      In April 2002, pursuant to the 6%/12% promissory note agreements, the Company converted $65,168 of accrued interest into additional principal.

      In April 2002, pursuant to the debt restructuring, the Company recorded a deferred financing charge of $329,572. This resulted in an increase to notes payable of $140,203 and accrued interest of $189,369.

      In July 2002, the Company issued 187,500 units consisting of one share of common stock and one warrant to purchase an additional share of common stock to a vendor in accordance with the agreement valued at $150,000 (See
      Note 2).

      In August 2002, the Company issued 200,000 shares of common stock in exchange for payment of $90,000 of outstanding legal fees.

      In September 2002, pursuant to the 6% / 12% promissory note agreements, the Company converted $41,512 of accrued interest into additional principal.

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

            In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of September 30, 2002 and the results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001.

            The results reported for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations, which may be expected for a full year.

Note 2 - Basis of presentation:

            As of September 30, 2002, Milestone had $12,748 in cash and a working capital deficiency of $4,535,237. As listed below and further described in Note 4, to date, several steps have been taken to meet Milestone's working capital needs until it is able to further reduce its costs, obtain higher levels of sales, as well as achieve and sustain profitability. These steps must be continued in order for the Company to sustain its operation in its present state through October 1, 2003. The Company is currently dependent on (i) the equity line (See Note 5), (ii) the willingness of certain stockholders to continue to defer and/or receive stock in lieu of their compensation and (iii) continued ability to convert debt into equity. Further, any amounts available under the equity line are dependent on the Company's stock price and the trading volume. If the Company is unable to obtain the required funding under the equity line, management will have to obtain such financing from alternative sources. However, management cannot assure that the Company will be able to obtain any alternative funding.

            During the nine months ended September 30, 2002, the Company has taken the following steps, among others, to meet its working capital needs.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Basis of presentation (continued):

      On March 28, 2002, the Company entered into an agreement with a vendor to issue a total of 187,500 units having an aggregate fair value of $150,000 in satisfaction of its current obligation of $93,924 and for future services of $56,076. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $.80 per share through January 31, 2003, at $1.00 per share through January 31, 2004 and thereafter at $2.00 per share through January 31, 2007. The Company issued the common stock in July 2002. At September 30, 2002, a balance of $10,272 remained for future services. The company recorded the future services as unearned compensation/services in its stockholders' deficiency.

      On March 29, 2002, the Company entered into the following agreements for:

            o Deferring payment on accounts payable to a related party totaling $272,866 at December 31, 2001 until January 2, 2003.

            o Extending the maturing date of its $200,000 obligation and accrued interest of $26,600 as of December 31, 2001, to its Chief Executive Officer ("CEO") until January 2, 2003.

            o Deferring payment on $320,000 of the CEO's $350,000 salary until January 2, 2003.

            o Establishing a 6% $100,000 line of credit with its CEO through January 2, 2003, payable on April 2, 2003.

      All of the agreements with the exception of the line of credit were further amended on August 13, 2002 and again on November 12, 2002 to provide the following:

            o Extending the maturity date of its 9% $200,000 obligation and accrued interest of $40,250 until October 1, 2003.

            o At the option of the Company's Board of Directors, $250,000 of the accounts payable to the related party can be paid through the issuance of the Company's common stock.

            o Deferring payment on $480,000 of the CEO salary until October 1, 2003.

Note 3 - Loss per share:

      Basic loss per common share is computed using the weighted average number of common shares outstanding.

      Options and warrants to purchase 4,753,355 and 805,625 shares of common stock were outstanding as of September 30, 2002 and 2001, respectively, but were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

Note 4 - Notes payable:

      6% / 12% senior secured promissory notes:

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

            As a result of the Company restructuring its obligations, the unamortized portion of the debt discount and deferred financing costs were amortized through March 31, 2002.

            On March 31, 2002, the holders agreed to extend the maturity date up to 30 days. Subsequently on April 15, 2002, the holders additionally agreed to extend the promissory notes to July 1, 2003 and to lower the interest rate to 6% if paid in cash or to 12% if paid in common stock. In connection with the extension, the Company recorded $16,215 in deferred financing charges relating to professional fees and $140,203 of deferred financing costs relating to consideration to the note holders valued at $120 per share of the Company's common stock for each $1,000 face amount outstanding at maturity which increased the aggregate carry value of the notes by $140,203. The Company is accruing interest expense at 12%. These deferred financing costs are being amortized through July 1, 2003.

            $500,000 line of credit:

            On March 9, 2001, the Company obtained from a major existing investor, a 10%, $500,000 line of credit maturing on August 31, 2002. Additionally, the Company pays a 2% facility fee on the line. At the option of the Company, interest and the facility fee would have been payable either on (i) August 31, 2002 in cash, or (ii) quarterly in shares of the Company's common stock. In connection with obtaining the line of credit, the lender received warrants to purchase 100,000 shares of common stock at an exercise price of $1.10. The estimated fair value of the warrants approximated $40,000 which was recorded as a debt discount and was being amortized through August 31, 2002. In addition, the Company incurred financing fees of $28,384 associated with obtaining the loan which were deferred and amortized to August 31, 2002. On April 12, 2002, the investor agreed to extend the line of credit and payment for interest to August 1, 2003. In connection with the extension until August 1, 2003, the Company incurred $4,054 of deferred financing charges. Accordingly, the deferred financing charges and the unamortized debt discount were being amortized through August 1, 2003. On November 12, 2002, the investor agreed to extend the line of credit and payment for interest to November 19, 2003. Accordingly, the line of credit including accrued interest has been recorded as long-term in the consolidated financial statements. As of September 30, 2002, the Company has drawn down the $500,000 from the line of credit.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - Notes payable (concluded):

      6% / 12% promissory notes:

            In August 2000, the Company borrowed $1,000,000 which consists of two loans from two funds managed by Cumberland Associates LLC, and bear interest at 20% per year and payable in cash or through the issuance of additional 20% notes on which both interest and principal are payable. The loans are secured by substantially all assets of the Company and are subordinated to the 6% / 12% senior secured promissory notes that were amended April 15, 2002. The Company can prepay the loans in cash at any time. The Company can prepay the notes and accrued interest with common stock at its option after March 31, 2001. Stock issued in lieu of payment of this debt will be valued at 85% of the then market price. For the nine months ended September 30, 2002, the Company converted $171,785 of accrued interest into principal. During 2001, the Company had previously converted $222,417 of accrued interest into principal. On April 12, 2002, Cumberland Associates LLC agreed to extend the maturity date of these loans through July 1, 2003 and to lower the interest rate from 20% to 6%, if paid in cash, or to 12%, if paid in common stock. In connection with the extension, the Company recorded $16,215 of deferred financing charges relating to professional fees and $189,369 relating to consideration issued to the note holders valued at $120 per share of the Company's common stock for each $1,000 face amount outstanding at maturity. The Company is currently accruing interest expense at 12%. Accordingly, the deferred financing costs and the unamortized financing charges are being amortized through July 1, 2003.

      8% promissory notes:

            On July 31, 2000, the Company established a $1,000,000 credit facility with an existing investor. Initially, $500,000 was borrowed under the line, which was originally due on June 30, 2003. On April 15, 2002, the investor agreed to extend the maturity date of the $500,000 to August 1, 2003. Accordingly, in connection with the extension, the Company incurred $4,054 of deferred financing charges relating to professional fees. Accordingly, the deferred financing costs and the unamortized debt discount are being amortized through August 1,2003. In connection with the initial $500,000, the investor received five-year warrants to purchase 70,000 shares of the Company's common stock, exercisable at $3.00 per share.

            In December 2000 and January 2001, the Company borrowed an additional $400,000 and $100,000, respectively, under the line which is due on December 31, 2003.

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

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 4 - Notes payable (continued):

      $250,000 promissory note:

            On May 28, 2002, the Company received $250,000 from an existing investor which provides for interest at 8% if paid in cash and 10% if paid in stock. The note will convert into the Company's common stock if the Company issues 1,000,000 shares or raises at least $1,000,000 from the sale of equities prior to August 1, 2003, at the market price in that transaction but not less than $.50 per common share, or more than $2.00 per share. The Company accrued interest at 10%.

      $150,000 promissory note:

            On February 19, 2002, the Company issued a $150,000 promissory note to an existing investor. The note bears interest at 8% if paid in cash and 10% if paid in stock and matures on August 1, 2003. For the nine months ended September 30, 2002, interest was accrued at 10%.

      $85,000 promissory note:

            The Company received $85,000 during the third quarter of 2002 in exchange for a promissory note from an existing investor. The note bears interest at 8% if paid in cash and 10% if paid in stock. The note will convert into the Company's common stock if the Company issues 1,000,000 shares or raises at least $1,000,000 from the sale of equities prior to August 1, 2003, at the price in that transaction but not less than $.50 per common share and not more than $2.00 per share. The Company accrued interest at 10%.

      $100,000 line of credit:

            On March 29, 2002, the Company entered into an agreement with its CEO establishing a 6% $100,000 line of credit. On September 20, 2002, the Company borrowed $40,000 from the line. As of November 11, 2002, the Company had borrowed the entire line. Outstanding borrowings are due and payable on April 2, 2003.

            It is the Company's current intention to satisfy the majority of its debt and accrued interest upon their maturity with the issuance of common stock. The agreements allow the Company to convert these obligations into common stock upon maturity without any further approval from the debt holders.

            At September 30, 2002, the Company has the ability to convert $3,950,400 and $413,553 of debt and accrued interest, respectively, into approximately 16,414,000 shares of its common stock.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Equity line commitment:

      In January 2001, Milestone entered into a three-year private equity line agreement with Hillgreen Investments Limited ("Hillgreen"), a British Virgin Islands corporation, pursuant to which Hillgreen is obligated to purchase, subject to the fulfillment of specified conditions, up to 2,100,000 shares of Milestone common stock over the next 36 months. Hillgreen has allocated $20,000,000 to fund its purchase obligations. The transaction was arranged by Jesup & Lamont Securities Corporation, a New York based investment banking firm. Milestone's right to draw upon this facility is subject to a number of limitations and conditions, including a limitation on the amounts sold to Hillgreen within specified periods. Subject to these and other conditions and limitations, Milestone will have full control over the timing of any financing under the equity line and is under no obligation to sell any shares to Hillgreen. Any shares that are sold will be priced at 87.5% of the volume weighted average market price of Milestone common stock during a fixed period prior to the sale. Milestone has discretion to establish a floor price below which shares will not be sold by Milestone to Hillgreen. At November 15, 2002, without any restrictions and based on the closing stock price, the maximum proceeds that the Company could receive would be approximately $643,000.

Note 6 - Legal proceedings

      On June 10, 2002, a former distributor, Henry Schein, Inc., sued Milestone in the Supreme Court of the State of New York for $110,851 claimed to be due them for returned merchandise. Milestone denies any liability. The parties are currently engaged in discovery. Milestone believes it has meritorious defense to this complaint based, in part, on its position that the plaintiff had no right to return the goods.

Note 7 - Contingencies

      In March 2001, the Company entered into an advertising agreement with News USA, Inc. and Vested Media Partners, Inc. (the "Agreement") to increase the awareness of healthcare professionals and the public to the benefits of The Wand(R) and the CompuFlo(TM) technologies. Under the Agreement, News USA is required to prepare articles and advertisements for the Company's products and technologies and place them in newspapers and on radio stations. News USA has guaranteed 72,000 media placements during the 18-month initial term of the Agreement. In exchange for these services the Company granted warrants to purchase 1,171,875 shares of common stock exercisable on the following dates and prices over the life of the Agreement; (1) $1.28 during the first 18 months, (2) $2.25 during the next nine months and (3) $3.00 during the next nine months.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7 - Contingencies (continued):

      In March 2001, the Company initially recorded unearned advertising cost of $324,218 which represents the estimated fair value of the 390,625 of the warrants for one-third of the total warrants granted based on the 24,000 minimum placements. The unearned advertising costs are being amortized as publications are received by the Company over the minimum placements. As of September 30, 2002, unearned advertising costs was $278,017 and during the nine months ended September 30, 2002, the Company recorded $24,803 in advertising expenses relating to placements during the period. The estimated fair value of the remaining warrants to purchase 781,250 of the Company's common stock have not been recorded in the Company's consolidated financial statements due to the likelihood that the Agreement will not be fulfilled.

      As of September 30, 2002, the parties have suspended the agreement until a new agreement may be reached. Accordingly, the exercisability of the 1,171,875 warrants and the corresponding exercise price are currently being negotiated.

ITEM 2. Management's Discussion and or Analysis Plan of Operations

Summary of Significant Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivables, inventories, advances to our contract manufacturer, stock based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Overview

      The results from operations for the three and nine months ended September 30, 2002, reflect Milestone's concentrated effort to drastically reduce its overhead while slowly growing its user base in the dental market and introducing the Wand(R) technology in a variety of medical disciplines. The year to date loss of approximately $1.6 million represents a 51% reduction from the same period in 2001.

      During the nine months ended September 30, 2002, Milestone reduced its average monthly cash used from operations to less than $50,000, completed a $4.1 million debt restructuring program, and obtained $585,000 in additional financing. The program included equity conversions; deferring payment on certain payables; restructuring its debt and outsourcing our sales force.

      Furthermore, Milestone signed an agreement for the distribution of CompuDent(TM) in the Eastern U.S., a national hair restoration provider agreed to equip its offices with the CompuMed(TM), and the U.S. Patent Office granted a Notice of Allowance for broad patent protection of a new safety engineered needle technology to be issued to the Company.

Statement of Operations

Three months ended September 30, 2002 compared to Three months ended September 30, 2001

      Net sales for the three months ended September 30, 2002 and 2001 were $1,034,190 and $798,776, respectively. The $235,414 or 29.5% increase is primarily related to an 8% or $35,000 increase in domestic sales of The Wand(R) handpiece, CompuMed(TM) sales of approximately $23,000 and a $83,000 increase in CompuDent(TM) revenue.

      Cost of sales for the three months ended September 30, 2002 and 2001 were $517,292 and $377,250, respectively. The $140,042 increase is attributable primarily to higher sales volume.

      For the three months ended September 30, 2002, the Company generated a gross profit of $516,898 or 50% as compared to a gross profit of $421,526 or 53% for the three months ended September 30, 2001. The decrease in gross profit percentage is primarily attributable to increased sales to foreign distributors. Sales to foreign distributors are of higher volume but at a reduced margin.

      Selling, general and administrative expenses for the three months ended September 30, 2002 and 2001 were $877,441 and $1,042,414, respectively. The $164,973 decrease is attributable primarily to an approximate $144,000 decrease in expenses associated with the sale and marketing of The Wand(R) technology due to the transitioning of its sales force to independent representatives. In addition, during the third quarter of 2001, the Company issued 150,000 shares for services rendered with a value of $97,649, a non-cash charge.

      Research and development expenses for the three months ended September 30, 2002 and 2001 were $18,549 and $3,675, respectively. The $14,874 increase is the result of higher costs incurred during the third quarter of 2002, which were associated with the development of the Company's safety needle.

      The loss from operations for the three months ended September 30, 2002 and 2001 were $379,092 and $624,563, respectively. The $245,471 decrease in loss from operations is explained above.

      The Company incurred interest expense of $226,739 for the three months ended September 30, 2002 as compared to $185,754 for the three months ended September 30, 2002. The increase is attributable to higher average borrowings in 2002.

      The net loss for the three months ended September 30, 2002 was $581,831 as compared to a net loss of $810,317 for the three months ended September 30, 2001. The $228,486 decrease in net loss is attributable to lower selling, general and administrative expenses and a higher gross profit as a result of a higher level of sales as explained above.

Nine months ended September 30, 2002 compared to Nine months ended September 30, 2001

      Net sales for the nine months ended September 30, 2002 and 2001 were $3,215,907 and $2,979,588, respectively. The $236,319 increase is attributable primarily to 7% or $95,000 increase in domestic sales of The Wand(R) handpiece, a $260,000 increase in The Wand(R) handpiece sales to foreign distributors and the CompuMed(TM) sales of approximately $138,000 The increase is partially offset by an approximately $192,000 decrease in sales of CompuDent(TM). Lower CompuDent(TM) sales in the U.S. are the direct result of the downsizing of the Company's sales and marketing effort, in that area.

      Cost of sales for the nine months ended September 30, 2002 and 2001 were $1,499,063 and $1,433,807 respectively. The $65,256 increase is attributable primarily to increase sales volume.

      For the nine months ended September 30, 2002, the Company generated a gross profit of $1,716,844 or 53% as compared to a gross profit of $1,545,781 or 52% for the nine months ended September 30, 2001. The increase in gross profit is mainly attributable to an increase in domestic sales of The Wand(R) handpiece and CompuMed(TM) sales, which yield higher margins.

      Selling, general and administrative expenses for the nine months ended September 30, 2002 and 2001 were $2,712,649 and $4,214,539 respectively.
      The $1,501,890 decrease is attributable primarily to an approximate $775,000 decrease in expenses associated with the sale and marketing of The Wand(R) technology due to the transitioning of its sales force to independent representatives and an approximate $272,000 decrease in legal fees. In addition, during the first nine months of 2001, the Company issued in aggregate, 242,308 shares for services rendered with a value of $247,649 in non-cash compensation or consulting services. The Company had incurred additional legal expenses in 2001 due to advertising agreements; medical patent registrations; and additional patents on The Wand(R) and CompuFlo(TM) technologies.

      Research and development expenses for the nine months ended September 30, 2002 and 2001 were $63,928 and $31,756 respectively. The $32,172 increase is the result of higher costs incurred during 2002, which were associated with the development of the Company's safety needle.

      The loss from operations for the nine months ended September 30, 2002 and 2001 were $1,059,733 and $2,700,514 respectively. The $1,640,781 decrease in loss from operations is explained above.

      The Company incurred interest expense of $616,519 for the nine months ended September 30, 2002 as compared to $554,326 for the nine months ended September 30, 2001. The increase of $62,193 is attributable to higher average borrowing in 2002.

      The net loss for the nine months ended September 30, 2002 was $1,604,252 as compared to a net loss of $3,254,840 for the nine months ended September 30, 2001. The $1,650,588 decrease in net loss is primarily attributable to lower selling and administrative expenses.

Liquidity and Capital Resources

      At September 30, 2002, Milestone had $12,748 in cash and a working capital deficiency of $4,535,237. Included in the working capital deficiency is $330,803 of accrued interest and $3,560,328 in debt which the Company can convert at its option into common stock. For the nine months ended September 30, 2002, the Company's cash decreased by $2,994.

      For the nine months ended September 30, 2002, the Company's net cash used in operating activities was $417,765. This was attributable primarily to a net loss of $1,604,252 adjusted for noncash items of $303,812 (of which $234,837 was for amortization of debt discount and deferred financing costs); a $153,015 increase in accounts receivable; an $80,614 decrease in inventories; a $174,449 decrease in advances to contract manufacturer; a $10,378 increase in prepaid expenses; an increase in other assets of $19,971; an increase in accrued expenses of $19,829; a $381,682 increase in accrued interest; a $169,465 decrease in accounts payable; and an $240,000 increase in deferred compensation.

      For the nine months ended September 30, 2002, the Company used $69,691 in investing activities for capital expenditures.

      For the nine months ended September 30, 2002, the Company generated $484,462 from financing activities as it issued promissory notes to an existing investor totaling $485,000, borrowed $40,000 of its $100,000 line of credit with its Chief Executive Officer and paid $40,538 of financing costs relating to its debt restructuring .

      As of September 30, 2002, Milestone had $12,748 in cash and a working capital deficiency of $4,535,237. As listed below, to date, several steps have been taken to meet Milestone's working capital needs until it is able to further reduce its costs, obtain higher level of sales, as well as achieving and sustaining profitability. These steps must be continued in order for the Company to sustain its operation in its present state through October 1, 2003. The Company is currently dependent on (i) the equity line, (ii) the willingness of certain stockholders to continue to defer and/or receive stock in lieu of their compensation and (iii) continued ability to convert debt into equity. Further, any amounts available under the equity line are dependent on the Company's stock price and the trading volume. If the Company is unable to obtain the required funding under the equity line, management will have to obtain such financing from alternative sources. However, management cannot assure that the Company will be able to obtain any alternative funding.

      During the nine months ended September 30, 2002, the Company has taken the following steps, among others, to meet its working capital needs.

            On March 28, 2002, the Company entered into an agreement with a vendor to issue a total of 187,500 units having an aggregate fair value of $150,000 in satisfaction of its current obligation of owing $93,924 and for future services of $56,076. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $.80 per share through January 31, 2003, at $1.00 per share through January 31, 2004 and thereafter at $2.00 per share through January 31, 2007. The Company issued common stock in July 2002. At September 30, 2002, a balance of $10,272 remained for future services. The Company recorded the future services as unearned compensation/services in its stockholders' deficiency.

            On March 29, 2002, the Company entered into the following agreements for:

                  o Deferring payment on accounts payable to a related party totaling $272,866 at December 31, 2001 until January 2, 2003.

                  o Extending the maturing date of its $200,000 obligation and accrued interest of $26,600 as of December 31, 2001, to its Chief Executive Officer ("CEO") until January 2, 2003.

                  o Deferring payment on $320,000 of the CEO's $350,000 salary until January 2, 2003.

                  o Establishing a 6% $100,000 line of credit with its CEO through January 2, 2003, payable on April 2, 2003.

            All of the agreements with the exception of the line of credit were further amended on August 13, 2002 and again on November 12, 2002 to provide the following:

                  o Extending the maturity date of its 9% $200,000 obligation and accrued interest of $40,250 until October 1, 2003.

                  o At the option of the Company's Board of Directors, $250,000 of the accounts payable to the related party can be paid through the issuance of the Company's common stock.

                  o Deferring payment on $480,000 of the CEO salary until October 1, 2003.

      As of September 30, 2002, Milestone has an equity line commitment through January 1, 2004 to sell up to 2,100,000 shares of its common stock. Milestone's right to draw upon this facility and the amount of each draw is subjected to certain limitations. The most restrictive of which is the investor or any of its affiliates cannot directly own more than 9.9% of the Company's then outstanding number of shares of common stock unless the Company either issues (i) additional shares of common stock, (ii) converts any of its debt and or (iii) the investor is unable to sell to third parties any of the shares previously purchased, the Company only has the ability to sell approximately 1,261,000 shares from which it will derive proceeds of approximately $386,000. At November 15, 2002, without any restrictions and based on the closing stock price, the maximum proceeds that the Company could receive would be approximately $643,000.

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

      In August 2002, the United States Patent Office issued a patent on Milestone's safety engineered needle technology to be issued to Milestone. When commercialized, this new technology will be used with a plethora of infusion devices, including the Company's CompuDent(TM) and CompuMed(TM) computer controlled local anesthetic delivery systems as well as the CompuFlo(TM), an enabling technology for computer controlled infusion, perfusion, suffusion and aspiration of fluids. It provides features previously unavailable to medical and dental practitioners; fully automated true single-handed activation with needle anti-deflection and force-reduction capability. In addition, practitioners can re-use this safety engineered device repeatedly during a single patient session making it highly functional in a wide variety of medical and dental applications.

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

      LEGAL PROCEEDINGS

      On June 10, 2002, Inc. a former distributor sued Milestone in the Supreme Court of the State of New York for $110,851 claimed to be due them for returned merchandise. Milestone denies any liability. The parties are currently engaged in discovery. Milestone believes it has meritorious defense to this complaint based, in part, on its position that the plaintiff had no right to return the goods.

OTHER MATTERS - AMERICAN STOCK EXCHANGE

On May 2, 2002, Milestone received a letter from the American Stock Exchange advising that the Company have fallen below the stockholders' equity criterion and requesting the submission of a recovery plan detailing any actions taken, or planned to be taken within the next 18 months to bring the Company into compliance. On June 10, 2002, the Company submitted a detailed recovery plan to the American Stock Exchange showing how Milestone expects to achieve stockholder equity of $4,000,000 by December 31, 2003. In response, the Company received informal advice from the American Stock Exchange that in view of the expected loss in 2002, Milestone needed to demonstrate how the Company will achieve $6,000,000 in stockholders' equity by the end of 2003. On August 14, 2002, a supplemental plan demonstrating how Milestone expects to meet these requirements. On August 23, 2002, the American Stock Exchange advised the Company that they had determined that the plan makes a reasonable demonstration of Milestone's ability to regain compliance with the continued listing standards by the conclusion of the plan period at the end of 2003. The continued listing of Milestone's securities on the American Stock Exchange during this period will be subject to periodic reviews by the Exchange. Failure to show progress consistent with the plan or to regain compliance by the end of the plan period could still result in the Milestone being delisted. In the event that Milestone's securities are delisted from the American Stock Exchange, trading, if any, in the common stock and warrants would be conducted in the over the counter market in the so-called "pink sheets" or on the NASD's "OTC Bulletin Board." Consequently the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts and new media coverage of Milestone, and lower prices for Milestone's securities than might otherwise be obtained.

ITEM 3. CONTROLS AND PROCEDURES

      (a) Evaluation of disclosures. The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, an evaluation, was completed under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of this disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including the Company's consolidated subsidiaries) required to be included in the periodic SEC filings.

      (b) Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect the Company's internal controls subsequent to the date of our evaluation.

ITEM 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            99.1 - Certification of Chief Executive Officer, pursuant to 18
                   W.S.C. Section 1350

            99.2 - Certification of Chief Financial Officer, pursuant to 18
                   W.S.C. Section 1350

      (b)   Reports on Form 8-K:

            None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned

                                         MILESTONE SCIENTIFIC INC.
                                         -------------------------------------
                                                 Registrant


                                         /s/ Leonard Osser
                                         -------------------------------------
                                         Leonard Osser Chairman and
                                         Chief Executive Officer


                                         /s/ Thomas M. Stuckey
                                         -------------------------------------
                                         Thomas M. Stuckey, Vice President and
                                         Chief Financial Officer

Dated: November 15, 2002

                                  CERTIFICATION

I, Leonard Osser, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Milestone Scientific Inc. ("the registrant").

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 15, 2002


/s/ Leonard Osser
-----------------

Leonard Osser
Chief Executive Officer

                                  CERTIFICATION

I, Thomas M. Stuckey, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Milestone Scientific Inc. ("the registrant").

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 15, 2002


/s/ Thomas M. Stuckey
---------------------
Thomas M. Stuckey
Chief Financial Officer