Form 10KSB
period 2002-12-31
MILESTONE SCIENTIFIC INC/NJ
filed 2003-04-15
CIK 855683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended December 31, 2002.

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to __________________

                         Commission File Number 0-26284

                            Milestone Scientific Inc.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

For the year ended December 31, 2002, the revenues of the registrant were $4,074,006.

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing price on the American Stock Exchange on April 11, 2003 of $.26 was approximately $2,533,461.

As of April 11, 2003 the registrant has a total of 12,633,370 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                           MILESTONE SCIENTIFIC, INC.

                            Form 10-KSB Annual Report

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I
   Item 1.    Description of Business.........................................................     3
   Item 2.    Description of Properties.......................................................    15
   Item 3.    Legal Proceedings...............................................................    15
   Item 4.    Submission of Matters to a Vote of Security Holders.............................    15

PART II
   Item 5.    Market for Common Equity and Related Stockholder Matters........................    16
   Item 6.    Management's Discussion and Analysis or Plan of Operations......................    19
   Item 7.    Consolidated Financial Statements...............................................    26
   Item 8.    Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure....................................................    26

PART III
   Item 9.    Directors and Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act...........................    27
   Item 10.   Executive Compensation..........................................................    28
   Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related
                  Stockholder Matters.........................................................    30
   Item 12.   Certain Relationships and Related Transactions..................................    32
   Item 13.   Exhibits, List and Reports on Form 8-K..........................................    33
   Item 14.   Control and Procedures                                                              35
SIGNATURES                                                                                        36
CERTIFICATIONS                                                                                    37
EXHIBITS                                                                                          39

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

General

      Milestone develops, manufactures, markets and sells a proprietary, computer-controlled system to healthcare providers that delivers a safe, accurate and painless injection of local anesthetic. Its core focus is on Advanced Subcutaneous Injection Technologies - a field which it has pioneered - that targets penetration of the traditional hypodermic syringe market and focuses on developing products to improve the safe, comfortable and efficient delivery of local anesthetics.

      The system is marketed in dentistry under the trademarks CompuDent(TM) and Wand Plus(R) and in medicine under the trademark CompuMed(TM). CompuDent(TM) is suitable for all dental procedures that require local anesthetic. CompuMed(TM) is suitable for many medical procedures regularly performed in Plastic Surgery, Hair Restoration Surgery, Colorectal Surgery, Podiatry, Dermatology, Orthopedics and a number of other disciplines. The Wand(R) systems are sold in the United States and in over 25 countries abroad.

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

      In the past year, Milestone received broad United States Patent protection on a safety engineered sharps device, which targets an emerging and fast growing market for safety needles and syringes estimated at over $450 million annually by the end of this year, almost half of which constitutes Milestone's unique product niche. This new device, pending FDA marketing clearance which will be marketed under the trade name SafetyWand, and is a result of Federal legislation mandating the use of a safety engineered sharps device to eliminate inadvertent needle sticks, which cost the taxpayers in excess of $2 billion annually for diagnostic testing and health care.

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

      All three systems, the Compudent(TM), Compumed(TM) and Compuflo(TM), utilize a common disposable component, The Wand(R) handpiece, which through its unique, patented ergonomic design, allows the practitioner enhanced tactile control during the injection. Once brought to market, the three systems will have the option of using the SafetyWand(TM) disposable handpiece as well. The systems offer the practitioner a greater selection of the types of injection administered, more freedom of movement, increased patient comfort, reduced anxiety (for both the patient and practitioner), improved efficacy, greater infection control and safety, and reduced potential liability. Recent studies also indicate that the systems will reduce the amount of anesthetic required. The products have gained recognition and praise in clinical and other intellectual studies.

      Milestone introduced its dental system at the Fall 1997 American Dental Association Trade Show, and began selling equipment units and an initial supply of disposables in January 1998. Originally, the dental unit was sold in the U.S. and Canada through major distributors of dental products. In October 1999, Milestone began selling the product directly to dentists in the U.S. Currently, the product is sold in the U.S. through company-trained independent sales representatives and dealers, in Canada through one major distributor and internationally through dental product distributors. Milestone also markets and sells Luer Lock needles for use with The Wand(R) handpiece.

      Milestone was organized in August 1989 under the laws of Delaware. On November 3, 1995, Milestone acquired 65% of the outstanding shares of common stock of Spintech for an aggregate purchase price of $2,700,000. During 2000 and 2001, Milestone increased its interest in Spintech to 85.65% and 88.65% by exercising the fourth and the final annual options to acquire an additional 3% of Spintech's shares for a nominal amount granted in the original acquisition transaction, by receiving shares from two former employees as part of a settlement agreement and acquiring additional shares from Spintech stockholders. Spintech developed and owns the technology underlying CompuDent(TM), CompuMed(TM) and The Wand(R), and has registered patents and trademarks related to these products.

      Milestone maintains its executive offices at 220 South Orange Avenue, Livingston Corporate Park, Livingston, New Jersey 07039, and its telephone number is (973) 535-2717.

Products

      CompuDent(TM) and CompuMed(TM), Milestone's Computer Controlled Anesthetic Injection Systems are computer controlled local anesthetic delivery systems developed by Milestone. Milestone believes that it has overcome the typical problems associated with conventional anesthetic injections. The slim, pencil-like shape of The Wand(R), the disposable handpiece, is more functional to the user and less ominous in appearance to the patient. The pencil grip provides a greater level of stability for the user by preventing antagonistic movements between the patient and the practitioner during needle placement, a positioning control not possible with syringes currently in use. A computer driven infusion machine operated by a standard air controlled foot pedal provides the precision flow necessary for virtually painless local anesthesia. These systems provide a highly controlled rate of emission of anesthetic solution in advance of the needle point. The controlled rate of anesthetic emission causes an anesthetic pathway, which anesthetizes the tissue immediately ahead of the needle's penetration. The controlled rate substantially eliminates the so-called "bee sting" effect, which is pain associated with the sudden build-up of pressure by the too rapid flow rate of expelled fluids. Because this system employs The Wand(R), a single use disposable handpiece, Milestone believes that it will offer protection against patient cross-contamination.

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

      While many dentists often give comfortable injections, it is extremely difficult for them to do so consistently using conventional techniques. Dentists do not have a strong purchase point against which they may guide their hand when inserting a needle or while administering the injection. The resulting uncontrolled movement of the needle frequently can be painful to the patient. Although the dentist is trained to inject slowly, present devices do not allow automatic control of the rate of flow. Thus, the needle often enters tissue that has not yet been anesthetized. CompuDent(TM) can precisely control the flow rate and modulate fluid pressure by the use of a microprocessor and an electronically controlled motor.

      A pre-production prototype of the system had been clinically tested in over 1,000 patients. Of those tested, 96% reported a "virtually painless" or significantly less painful procedure than the traditional syringe injection. At that time, three additional clinical studies were conducted on various performance aspects of the system and were published in major dental publications. To date, over 40 articles have been published about the system in the dental literature. Within the past year in the dental market, a favorable evaluation on the use of the CompuDent(TM) was published in the Dental Advisor. Additionally, a study was published describing the benefits of using the new bi-directional rotation insertion technique. CompuDent(TM) has now been used to administer more than 11,000,000 injections.

      While initially designed for use in dentistry, the technology has uses in a variety of medical disciplines including podiatry, dermatology, hair restoration surgery, colorectal surgery, orthopedic and plastic surgery. The technology, utilized in a device designed for use in medicine, named CompuMed(TM), was first introduced to the medical community during the third quarter of 2001. Over the last two years, a study published in colorectal surgery, one of the disciplines targeted for the CompuMed(TM) system, confirmed that patients experienced significantly less pain when the CompuMed(TM) system was used. The study was terminated before accruing its initial target number of patients because the researchers considered it unethical not to use CompuMed(TM) exclusively. Another clinical study was presented as an abstract in the field of podiatry, where the study compared the use of the CompuMed(TM) and traditional hypodermic syringe for obtaining regional anesthetics in the hallux. The results stated that the pain associated with using the CompuMed(TM) was decreased from moderate to nearly non-existent. There are several ongoing clinical studies in other medical disciplines.

      Milestone plans on introducing, during 2003, the Wand(R) handpiece with Needle. This product is essentially the current Wand(R) handpiece with a needle permanently attached. The benefits of this product are two fold; For the practitioner there is less preparation time needed, and for the business it should increase handpiece sales as customers will now stock multiple boxes with different sized needles. In addition, in some international countries it is believed that practitioners may be reusing the handpieces on multiple customers, the bonded handpiece will reduce these occurrences, thereby increasing Milestone's sales.

      Until November 2001 Milestone had sold SplatrFree(TM) prophy angles. In November 2001, Milestone sold certain tangible and intangible assets, rights and properties (which were fully amortized) relating to the SplatrFree product to Smart Health, Inc. for $55,000 payable at closing and a 12 month consulting agreement for $96,000 in aggregate.

Manufacturing and Sources of Supply

      CompuDent(TM) and CompuMed(TM) equipment units are manufactured for Milestone by Tricor Systems, Inc. ("Tricor") pursuant to specific purchase orders. In order to fund certain expenses of Tricor, Milestone has advanced funds to Tricor. These advances are reduced as Tricor makes shipments to Milestone. Net advances to Tricor as of December 31, 2001 and 2002 were $689,529 and $397,935, respectively.

      The Wand(R) disposable handpiece is manufactured for Milestone by Nypro Inc. ("Nypro") pursuant to scheduled production requirements. Nypro utilizes molds, semi-automated assembly equipment and packaging equipment purchased by Milestone.

      Milestone sells Becton Dickinson ("BD") Luer Lock needles directly to Milestone dental customers. BD remains Milestone's major needle supplier.

Marketing - Dentistry

      CompuDent(TM) was originally marketed to dental practitioners utilizing a group of major dental distributors in the U.S. and Canada. In October 1999, Milestone severed the U.S. distribution channel and began selling and marketing its product directly to dentists throughout the U.S. The dealer distribution channel in Canada was not affected until March 2000, when Milestone signed a distribution agreement with order minimums with Synca, a Canadian corporation. During the second quarter of 2001, Milestone transitioned to independent sales representatives supported through Milestone's customer service department and an in house sales department. As of December 31, 2002, Milestone employed 2 full time in house sales people and utilized 6 independent sales representatives. Milestone has experienced difficulty in achieving significant market penetration. Recent changes to the marketing approach and introduction of new sales programs have been instituted in order to improve results.

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

      To complete this repositioning strategy, Milestone is leveraging the findings of two clinical studies, both of which focused on a new needle insertion technique called Bi-directional Rotation Insertion. This new technique made possible by the revolutionary design of The Wand(R) handpiece, minimized needle deflection, which is the path taken by a needle through tissue. The result produced greater accuracy in an in vitro model versus the traditional syringe technique. This is clinically significant, as contemporary dental anesthesia textbooks indicate needle deflection as a source of anesthetic failures. The second study concluded that this same technique requires two to three times less force to penetrate tissue, which may lead to a more comfortable injection experience of the patient. This new positioning strategy leverages the historical findings of Milestone to chart a pathway for the future.

      The industry, in general, is moving towards reducing the number of trade shows and the size of the exhibition stand as well as the number of people representing the manufacturers. Going forward, Milestone will reduce the number of trade shows that it attends in the dental market. Milestone will also reduce the exhibit space to a standard 10' x 10' display for all exhibitions. The logistical management of these shows will be outsourced to a professional organization specializing in medical and dental trade shows. Milestone plans on utilizing a targeted direct mail approach in support of the trade shows.

      Milestone has utilized several types of distribution strategies in the U.S. The most recent strategy employed was the development of a network of independent sales representatives. This strategy has been met with limited success. In addition to difficulty in gaining access to the dentists, this type of distribution strategy is difficult in that a representative must rely on a single product line for success. Milestone believes that the concept of independent sales representation is the correct strategy, however, the overall plan must be modified to meet Milestone's strategic objectives. To that end, Milestone continues to recruit, solely on a commission base, independent sales representatives that have established product lines in well defined geographic territories. Milestone believes that with smaller territories and complementary products, this new strategy will increase the sales of units, thereby increasing the installed base and the annuity stream of handpiece revenues. In addition, Milestone plans on collaborating with regional dealers to support the sales effort. The management of this network will be accomplished internally, further reducing the financial risk.

      To support this strategy, Milestone has developed internal sales and telemarketing capabilities. The internal sales team has proved successful in targeting the installed base in open sales territories to both increase handpiece utilization as well as increase the installed base of CompuDent(TM) units by targeting existing customers for additional units. Milestone also offers telemarketing services to the external sales network, which is used primarily to set appointments.

      Internationally, Milestone has developed a network of distributors. Currently, Milestone Medical Technologies (MMT), an independent company, manages the sales of the products in Europe, South Africa, the Middle East and Mexico. China, Taiwan, South Korea and Malaysia are managed through United Systems and Brazil is managed through the Strider Corporation. Sales in all other territories are managed directly by Milestone.

      This network of distributors is experiencing some of the same issues that faced the U.S market, most notably the training element. Steps are being taken to provide a standardized sale, marketing and training approach for the global distribution market. A unique issue uncovered in the international market is the re-use of handpieces. To mitigate this potential infection control issue, Milestone will introduce a bonded handpiece, which marries the handpiece and needle together in a single, sterile package. Milestone believes that these new approaches will provide the impetus for increased unit sales and handpiece utilization.

Dental and Hygiene School Program

      Milestone is committed to support the education and training of future dentists and dental professionals. Accordingly, it offers special educational assistance programs to qualified dental and hygiene schools throughout the U.S. and Canada. These programs include providing demo units, a year's supply of handpieces per unit, and free instruction and guidance to participating educators. Currently, Wand(R) systems have been added to the curriculum of 28 U.S. and Canadian dental schools and 17 schools providing degrees in dental hygiene. Through our international distribution partners, the Wand(R) systems have also become part of the curriculum in several international dental programs.

Marketing - Medical

      CompuMed(TM), released into the physician-based market in the third quarter of 2001 for further market trials, will further expand the Milestone's opportunities. CompuMed(TM) addresses the needs of several medical disciplines, including Podiatry, Plastic Surgery, Dermatology, Hair Restoration Surgery, Colorectal Surgery and Ambulatory Surgery. Milestone will initially focus on five specialties, Podiatry, Colorectal Surgery, Hair Restoration, Dermatology and the Ambulatory Surgery market.

      Milestone chooses its target markets based on exhaustive analysis by focus type groups, consultation with industry experts and a pragmatic assessment of the opportunity. Milestone's products are designed to provide the same function as the traditional syringe with the enhancement of greater efficacy, less patient discomfort and reduction in liability. That simple analysis dictates that the product should be directed toward the industry and practices that would be most helped. In order to effectively penetrate the markets chosen, Milestone has begun to augment its current marketing and sales effort with contracted expertise from these fields.

      With the pressures on the hospital market to reform, market penetration for the CompuFlo(TM) technology should be easier. Hospitals and drug companies are already developing systems to control the error rate in administration of medication. Recent articles in the New York Times and Wall Street Journal have brought new light to this important issue. CompuFlo(TM) will seamlessly integrate with the hospitals' bar code systems to provide a previously unattainable level of patient security and safety.

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

      The Wand(R) systems compete with non-automated disposable and reusable syringes and other local anesthetic delivery systems generally selling at significantly lower prices and utilizing established and well-understood methodologies.

      The Wand(R) systems compete on the basis of its performance characteristics and offers significant benefits to the practitioner and the patient. It reduces fear, pain and anxiety for the patient and greatly reduces practitioner stress levels. It can be used for all local anesthesia techniques as well as new and modified techniques. These new techniques allow faster procedures, shortening of chair time while minimizing numbing of the lips and facial muscles of expression. It enhances productivity, reduces stress and virtually eliminates pain and anxiety. In February 2001, a division of Dentsply International ("Dentsply") unveiled its own "Computer Controlled Anesthetic Delivery System" for dental application. Milestone has assessed the product from a technological and competitive standpoint. Milestone believes that the Wand(R) technology is far superior and that the competition presented by the product merely serves to validate the technology implicit in The Wand(R).

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

Dependence on a Few Major Customers

      In 2002 and 2001, sales to the Company's largest customer, Milestone Medical Technologies, Ltd ("MMT") were approximately $566,389 and $410,000 (representing 14% and 10% of its entire annual sales, respectively). Furthermore, accounts receivable due from MMT at December 31, 2002, and 2001, were approximately $157,100 and $153,000 respectively. This represented 65% of accounts receivable, at the end of 2002 as opposed to 42% at the end of 2001.

      In addition, sales in 2002 to Yoshida Dental Manufacturing Company of Japan, Synca (our distributor in Canada) and Moyco (our distributor in Mexico) were $70,370, $215,713 and $62,446 respectively. Collectively, they represented 9% of total sales for 2002.

Patents and Intellectual Property

Milestone's patents are believed to be material to its business and potential growth. Milestone holds the following thirteen U.S. utility patents and three U.S. design patents:

                                                                                 U.S.
                                                                                Patent         Date of
                       Description                                              Number          Issue
                       -----------                                             ---------      --------
The Wand(R)
Hypodermic Anesthetic Injection Method                                         4,747,824       5/31/88
Hypodermic Anesthetic Injection Apparatus & Method
    (CompuFlo, CompuMed(TM), and CompuDent(TM))                                5,180,371       1/19/93
Dental Anesthetic and Delivery Injection Unit                                  6,022,337        2/8/00
Dental Anesthetic Delivery Injection Unit (continuation of No. 6,022,387)      6,152,734      11/28/00
Dental Anesthetic Delivery Injection Unit (continuation of No. 6,022,337)      6,132,414      10/17/00
Pressure/Force Computer Controlled Drug Delivery System                        6,200,289       3/13/01
Design for a Dental Anesthetic Delivery System Handle                           D427,314       6/27/00
Design for a Dental Anesthetic Delivery System Holder                           D422,361        4/4/00
Design for a Dental Anesthetic Delivery System Housing                          D423,665       4/25/00
Handpiece for Injection Device with a Retractable and Rotating Needle          6,428,517        8/6/02

Other
Hypodermic Syringe and Method                                                  4,877,934      12/19/88
Apparatus and Method for Sterilizing, Destroying and
    Encapsulating Medical Implement Wastes                                     4,992,217       2/12/91
Apparatus and Method for Verifiably Sterilizing
    Destroying and Encapsulating Regulated Medical Wastes                      5,078,924        1/7/92
Apparatus and Method for Verifiably Sterilizing,
    Destroying and Encapsulating Regulated Medical Wastes                      5,401,444       3/28/95
Self-Sterilizing Hypodermic Syringe and Method                                 5,512,730       4/30/96
Self-Sterilizing Hypodermic Syringe and Method                                 5,693,026       12/2/97

                                   ----------

      Milestone also has filed five additional United States divisional patent applications covering The Wand(R) and its technologies. In addition, Milestone has submitted a new utility patent application based on a handpiece for injection device with a retractable and rotating needle.

      Milestone has adopted the trademarks, The Wand(R), The Wand Plus(R). SafetyWand(R), CompuDent(R), and CompuMed(R).

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

Government Regulation

      The CompuDent(TM) system (then known as The Wand(R)) and its disposable handpiece were cleared for marketing for dentistry in the U.S. by the FDA in July 1996 and the CompuMed(TM) (then known as the Wand Plus) was cleared for marketing for medicine in the U.S. in May 2001.

      The manufacture and sale of medical devices and other medical products, such as The Wand(R), are subject to extensive regulation by the FDA pursuant to the FDC Act, and by other federal, state and foreign authorities. Under the FDC Act, medical devices must receive FDA clearance before they can be marketed commercially in the United States. Some medical products must undergo rigorous pre-clinical and clinical testing and an extensive FDA approval process before they can be marketed. These processes can take a number of years and require the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain, and FDA clearance may never be obtained. Delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each product submitted. Similar delays also may be encountered in other countries. Following the enactment of the Medical Device Amendments to the FDC Act in May 1976, the FDA classified medical devices in commercial distribution into one of three classes. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of the medical device. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls, such as adequate labeling, premarket notification, and adherence to the FDA's Quality System Regulation ("QSR"), also referred to as "good manufacturing practices" ("GMP") regulations. Some Class I devices are further exempted from some of the general controls. Class II devices are those devices whose safety and effectiveness reasonably can be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries, and FDA guidelines. Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices.

      If a manufacturer or distributor can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required premarket approval, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) Premarket Notification. The 510(k) Premarket Notification and the claim of substantial equivalence may have to be supported by various types of data and materials, including test results indicating that the device is as safe and effective for its intended use as a legally marketed predicate device. Following submission of the 510(k) Premarket Notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. By regulation, the FDA has no specific time limit by which it must respond to a 510(k) Premarket Notification. At this time, the FDA typically responds to the submission of a 510(k) Premarket Notification within 90 to 200 days. The FDA response may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. However, the FDA may determine that the proposed device is not substantially equivalent or may require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay Milestone's market introduction of its products and could have a material adverse effect on Milestone. If a device that has obtained 510(k) Premarket Notification clearance is changed or modified in design, components, method of manufacture, or intended use, such that the safety or effectiveness of the device could be significantly affected, separate 510(k) Premarket Notification clearance must be obtained before the modified device can be marketed in the United States.

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

      If human clinical trials of a proposed device are required and the device presents "significant risk," the manufacturer or distributor of the device will have to file an Investigational Device Exemption ("IDE") application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and mechanical testing. If the IDE application is approved, human clinical trials may begin at the specific number of investigational sites and could include the number of patients approved by the FDA subject to any limitations imposed by the FDA, such as the specific number of investigational sites and/or number of patients approved by the FDA.

      Though CompuDent(TM) and CompuMed(TM) have received FDA marketing clearance, there can be no assurance that any of Milestone's other products under development will obtain the required regulatory clearance on a timely basis, or at all. Even if regulatory clearance of a product is granted, such clearance may entail limitations on the indicated uses for which the product may be marketed. In addition, modifications may be made to Milestone's products to incorporate and enhance their functionality and performance based upon new data and design review. There can be no assurance that the FDA will not request additional information relating to product improvements, that any such improvements would not require further regulatory review thereby delaying the testing, approval and commercialization of Milestone's development products or that ultimately any such improvements will receive FDA clearance.

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

Product Liability

      Failure to use any of Milestone's products in accordance with recommended operating procedures potentially could result in subjecting users to health hazards or injury. Failures of its products to function properly could subject Milestone to claims of liability. Milestone maintains liability insurance in an amount which it believes to be adequate. However, there can be no assurance that its insurance coverage will be sufficient to pay product liability claims brought against Milestone. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on Milestone.

Research and Development Activities

      During the 2002 and 2001 fiscal years, Milestone expensed $147,709 and $49,943, respectively, on research and development activities. The higher costs incurred during 2002 were primarily associated with the development of the SafetyWand(TM).

Employees

      On December 31, 2002, Milestone reduced its full time staff in its Deerfield facility from 11 to 4 and subsequently, in January 2003, closed operations in that facility. In addition, Milestone had 5 full-time employees including three executive officers, two part-time employees, and eight independent sales representatives at December 31, 2002.

      Furthermore, subsequent to year end in January 2003, Milestone added two customer service people to its Livingston, N.J. staff.

Certain Risk Factors That May Affect Growth And Profitability

      The following factors may affect the growth and profitability of Milestone and should be considered by any prospective purchaser of Milestone's securities:

      History of Losses; Accumulated Deficit. Our operations commenced in November 1995, when we acquired a 65% interest in Spintech. For the fiscal years ending December 31, 1995, 1996, and 1997, we had limited revenues. For the fiscal years ended December 31, 1998, 1999, 2000, 2001 and 2002, our revenues were approximately $8.8 million, $2.9 million, $5.7 million, $4.1 million and $4.1 million respectively. In addition, we have had losses for each of the years ended December 31, 1995, 1996, 1997, 1998, 1999, 2000, 2001 and 2002, including a loss of approximately $2.5 million for 2002. At December 31, 2002, we had an accumulated deficit of approximately $41.8 million.

      Need for Greater Market Acceptance of our Technology. As with any new technology, there is substantial risk that the marketplace will not accept the potential benefits of such technology or be unwilling to pay for any cost differential with the existing technologies. Market acceptance of The Wand(R), CompuDent(TM) and CompuMed(TM) depends, in large part, upon our ability to educate potential customers of their distinctive characteristics and benefits and will require substantial marketing efforts and expense. More than 13,000 units of the CompuDent(TM) or its predecessor unit were sold in the U.S. over the past four years. Sales of disposable handpieces in 2002 reflect a moderate increase in usage of our dental and medical systems. However, from November 1999 through the present, Milestone has experienced steady disposable handpiece sales in the U.S. We cannot assure that our current or proposed products will be accepted by end users or that any of the current or proposed products will be able to compete effectively against current and alternative products.

      Limited Financial Resources; Need for Additional Financing. Our capital requirements have been and will continue to be significant, though we believe, after giving effect to the debt restructuring and equity funding during 2002 and through April 8, 2003, that we have sufficient working capital for the next 12 months. However, if we have underestimated our operating expenses or our expected revenue, we will be required to borrow funds or sell equity securities, or curtail or reduce our activities. We have no current arrangements for future additional financing, except as disclosed herein. We cannot assure you that any sources of additional financing will be available on acceptable terms, or at all. To the extent that any future financing involves the sale of our equity securities, the ownership interest of our stockholders could be substantially diluted.

      Highly Competitive Industry; Technological and Product Obsolescence. We face intense competition from many companies in the medical and dental device industry, including well-established academic institutions, possessing substantially greater financial, marketing, personnel, and other resources. Most of our competitors have established reputations, stemming from their success in the development, sale, and service of competing dental products. Further, rapid technological change and research may affect our product. Current or new competitors could, at any time, introduce new or enhanced products with features that render our products less marketable or even obsolete. In February 2001, a division of Dentsply unveiled its own "Computer Controlled Anesthetic Delivery System". Milestone has not completely assessed the competition presented by the product but believes that the introduction of the Dentsply product serves to validate the technology implicit in the CompuDent(TM) and CompuMed(TM). Therefore, we must devote substantial efforts and financial resources to improve our existing products, bring our products to market quickly, and develop new products for related markets. In addition, our ability to compete successfully requires that we establish an effective distribution network. New products must be approved by regulatory authorities before they may be marketed. We cannot assure you that we can compete successfully, that our competitors will not develop technologies or products that render our products less marketable or obsolete, or that we will succeed in improving our existing products, effectively develop new products, or obtain required regulatory approval for those products.

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

      Patent and Intellectual Property Protection. We hold U.S. patents applicable to CompuDent(TM), CompuMed(TM),The Wand(R) and SafetyWand(TM). We rely on a combination of patent, trade secret, and trademark laws and employee and third-party nondisclosure agreements, to protect our intellectual property rights. Despite the precautions we have taken to protect our products, unauthorized parties may attempt to reverse engineer, copy, or obtain and use products and information that we regard as proprietary. We may have to initiate lawsuits to protect our intellectual property rights. Such lawsuits are costly and divert management's time and effort away from our business with no guarantee of success. Our failure to protect our proprietary rights, and the expense of doing so, could have a material adverse effect on our operating results and financial condition. Although we have not received any claims of infringement, it is possible that our products may infringe on the existing or future patents or proprietary rights of others. If so, we may have to modify our processes or to obtain a license. We cannot assure you that we will be able to do so in a timely manner, upon acceptable terms and conditions, or at all.

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

      Reliance Upon Management. We depend on the personal efforts and abilities of Leonard Osser, our Chairman and Chief Executive Officer. While we have a key man life insurance policy in the amount of $1,000,000 on the life of Mr. Osser, any loss of his services could have a materially adverse effect on our business.

      No Dividends. We have never paid a cash dividend on our common stock. Payment of dividends on our common stock is within the discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial condition, and other relevant factors. We currently do not intend to declare any dividends on our common stock in the foreseeable future. [Steve - does this belong here?]

      Control by Certain Persons. Our current officers and directors own approximately 23% of the outstanding shares of our common stock. Accordingly, by reason of their stockholdings, and their control of the means for soliciting stockholder votes, the officers and directors will be able to exercise control and, in all likelihood, will be able to continue to elect all directors.

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

      If We Are Unable to Satisfy the American Stock Exchange Maintenance Requirements, Our Common Stock May Be Delisted from the American Stock Exchange and as a result, our Liquidity and the Value of our Common Stock May be Impaired. Shares of our common stock are currently listed on the American Stock Exchange. Continued listing on the American Stock Exchange generally requires that (i) we maintain at least $2,000,000 in stockholders' equity if the issuer had losses in two of the most recent three years, at least $4,000,000 in stockholders' equity if the issuer had losses in three of the most recent four years, or at least $6,000,000 in stockholders' equity if the issuer has sustained losses in its five most recent fiscal years; (ii) there be at least 200,000 shares in the public float valued at $1,000,000 or more, and (iii) the common stock be held by at least 300 holders. Milestone has incurred a net loss in each of the five years ended December 31, 2002 and expects to sustain additional losses in 2003. Also, as of December 31, 2002, Milestone had a total stockholders' deficit of approximately $6.2 million. On May 2, 2002, we received a letter from the American Stock Exchange advising us that we have fallen below the stockholders' equity criterion and requesting that we submit a recovery plan detailing any actions taken, or planned to be taken within the next 18 months to bring the Company into compliance. On June 10, 2002 we submitted a detailed recovery plan to the American Stock Exchange showing how Milestone expects to achieve stockholder equity of $4,000,000 by December 31, 2003. In response, we received informal advice from the American Stock Exchange that in view of the expected loss in 2002, we needed to demonstrate how we will achieve $6,000,000 in stockholders' equity by the end of 2003. On August 14, 2002, we submitted a supplemental plan demonstrating how we expect to meet these requirements as well. On August 23, 2002, the American Stock Exchange advised us that they had determined that the plan makes a reasonable demonstration of Milestone's ability to regain compliance with the continued listing standards by the conclusion of the plan period at the end of 2003. The continued listing of our securities on the American Stock Exchange during this period will be subject to periodic reviews by the Exchange. Failure to show progress consistent with the plan or to regain compliance by the end of the plan period could still result in the Milestone being delisted. In the event that our securities are delisted from the American Stock Exchange, trading, if any, in the common stock and warrants would be conducted in the over the counter market in the so-called "pink sheets" or on the NASD's "OTC Bulletin Board." Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts and new media coverage of Milestone, and lower prices for our securities than might otherwise be obtained.

      If Our Shares of Common Stock Are Removed or Delisted from The American Stock Exchange, the Ability of Stockholders to Sell Our Common Stock and Warrants in the Secondary Market Could Be Restricted. The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on the American Stock Exchange. If our shares of common stock are removed or delisted from the American Stock Exchange, they may become subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As such, the "penny stock" rules, in the event our securities are delisted from the American Stock Exchange, may restrict the ability of stockholders to sell our common stock and warrants in the secondary market.

      Government Regulation and FDA Clearance. The manufacture and sale of Milestone's CompuDent(TM), CompuMed(TM) and The Wand(R) are subject to extensive regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act ("FDC Act"), and by other federal, state and foreign authorities. Under the FDC Act, these medical devices must receive FDA clearance before they can be marketed commercially in the U.S. Some products must undergo rigorous pre-clinical and clinical testing and an extensive FDA approval process before they can be marketed. These processes can take a number of years and require the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain, and FDA clearance may never be obtained. Delays or rejections may be based upon changes in FDA policy during the period of product development and FDA regulatory review of each submitted application. Similar delays also may be encountered in other countries. While CompuDent(TM), CompuMed(TM) and The Wand(R) have received FDA marketing clearance, there can be no assurance that all of our products under development will obtain the required regulatory clearance on a timely basis, or at all. Even if regulatory clearance of a product is granted, such clearance may impose limitations on the indicated uses for which the product may be marketed. In addition, modifications may be made to our products to incorporate and enhance their functionality and performance based upon new data and design review. There can be no assurance that the FDA will not request additional information relating to product improvements, that any such improvements would not require further regulatory review thereby delaying the testing, approval and commercialization of our products or that ultimately any such improvements will receive FDA clearance. FDA regulations also require manufacturers of medical devices to adhere to certain "Good Manufacturing Practices" ("GMP"), which include testing, design, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and will be monitored through periodic inspections by the FDA. Later discovery of previously unknown problems with a product, manufacturer, or facility may result in restrictions on such product or manufacturer, including fines, delays or suspensions of regulatory clearances, seizures or recalls of products, operating restrictions and criminal prosecution and could have a material adverse effect on us.

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

      Effect of Outstanding Warrants and Options. We currently have outstanding options and warrants to purchase 4,844,355 shares of our common stock at prices ranging from $.55 to $23.00 per share. Holders of these warrants and options are given the opportunity to profit from a rise in the market price of our common stock and are likely to exercise their securities at a time when we would be able to obtain additional equity capital on more favorable terms. Thus, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by such outstanding securities. We have granted registration rights with respect to shares of our common stock covered by the warrants.

Item 2. Description of Property

      On March 20, 1997, Milestone opened new corporate headquarters and administrative offices occupying approximately 2,693 square feet at 220 South Orange Avenue, Livingston Corporate Park, Livingston, New Jersey. Milestone occupies this space under a lease that, in March 2002 was extended for an additional five year period, at a cost Milestone believes to be competitive. Spintech's accounting functions are located in the corporate office. From October 1999 until December 2002, Milestone was operating a distribution center for its products and a customer service office in a 5,470 square feet facility in Deerfield, Illinois. In December 2002, Milestone initiated the transition of its customer service office to its corporate headquarters in Livingston, New Jersey and its distribution and logistics center to a third party, Design Centre of York of Pennsylvania. The resulting shutdown of the Deerfield location was completed during January 2003. As of March 31, 2003, the Company was negotiating with the landlord of the Deerfield facility for a rent settlement.

Item 3. Legal Proceedings

      On June 10, 2002, a former distributor, Henry Schein, Inc., sued Milestone in the Supreme Court of the State of New York for $110,851 claimed to be due them for returned merchandise. Milestone denies any liability. The parties are currently engaged in discovery proceedings. Milestone believes it has meritorious defense to this complaint based, in part, on its position that the plaintiff has no right to return the goods.

Item 4. Submission of Matters to a Vote of Security Holders

      (a)   Election of Board of Directors

      Milestone held its 2002 Annual Meeting of Stockholders on December 3, 2002. At the meeting, stockholders reelected all board members. Presented below, are the votes cast for each director nominee:

    ----------------------------------------------------------------------
                                                   Withhold
             Name                 For             Authority        Abstain
    ----------------------------------------------------------------------
    Leonard Osser             11,268,142                            6,484
    ----------------------------------------------------------------------
    Paul Gregory              11,272,092                            2,534
    ----------------------------------------------------------------------
    Leonard M. Schiller       11,272,092                            2,534
    ----------------------------------------------------------------------

      (b) Appointment of J.H. Cohn LP as Milestone's independent accountants for the fiscal year ending December 31, 2002.

         For 11,262,492            Against 6,599              Abstain 5,535
             ----------                    -----                      -----

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

      (a) Market Information

      Milestone's Common Stock had been traded on the Nasdaq SmallCap Market under the symbols "USOS" from November 3, 1995, through December 5, 1996, and "WAND" from December 6, 1996, through January 6, 1998. The Common Stock has traded on the Nasdaq National Market under the symbol "WAND" from January 7, 1998, through April 22, 1998. Since such date, the Common Stock has traded on the American Stock Exchange under the symbol "MS" and the Pacific Stock Exchange under the symbol "MS."

The following table sets forth the high and low closing prices of our Common Stock, as quoted by the American Stock Exchange. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                          High          Low
                                          ----          ---
                2001
                First Quarter           $   2.00      $  .85
                Second Quarter          $   1.00      $  .62
                Third Quarter           $   1.75      $  .68
                Fourth Quarter          $    .73      $  .50

                2002
                First Quarter           $    .68      $  .52
                Second Quarter          $   1.00      $  .58
                Third Quarter           $    .68      $  .29
                Fourth Quarter          $    .40      $  .21

                2003
                First Quarter           $    .34      $  .14

      (b) Holders

      As of March 29, 2003, the number of record holders of the Common Stock of Milestone was 151 Milestone believes that there are more than 3,500 beneficial holders of its Common Stock.

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

      Morse, Zelnick, Rose and Lander, LLP, legal counsel to Milestone and the firm in which Steve Zelnick, a former Director in Milestone, is a partner, is the holder of warrants to purchase 118,000 shares of Common Stock and warrants to purchase 83,333 units, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $3.125. On February 3, 2000, Milestone reduced the exercise price of all these warrants to $1.25 and extended their exercise period to February 2, 2002. Consideration for the amendments were legal services rendered to Milestone by Morse, Zelnick, Rose & Lander, LLP. The warrants originally were issued pursuant to the exemption from registration under the Act provided by Sections 4(2) and 4(6) of the Act.

      On July 31, 2000, December 7, 2000, and January 26, 2001, Milestone issued to K. Tucker Andersen, a major existing investor, warrants to purchase 70,000, 80,000 and 20,000 shares of Common Stock, respectively, at an exercise price of $3.00, $1.25 and $1.875 per share, respectively. Each of the aforementioned warrants are exercisable for five years from the date of issuance and were issued as consideration for loans of a total of $1,000,000 that the investor made to Milestone. The loans, which are evidenced by a senior secured promissory note, bear an 8% interest that is payable quarterly in arrears. Principal payments, in the amount of $500,000 each, are due on June 30, 2003, and December 31, 2003, respectively. The warrants were issued pursuant to the exemptions from registration under the Act provided by Sections 4(2) and 4(6) of the Act.

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

      On January 30, 2001, Milestone issued to Shaul Koren 92,308 shares of Common Stock, as payment for consulting services performed by Mr. Koren, pursuant to exemptions from registration under the Act provided by Sections 4(2) and 4(6) of the Act.

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

      On December 28, 2001, Milestone entered into an agreement with its CEO, Leonard Osser, to issue to him 614,183 units in payment of $491,346 in compensation, specifically, his salary as Chief Executive Officer of Milestone, which he voluntarily has deferred since August 5, 2000. In January 2002, the units were issued and each unit consists of one share of Milestone's common stock and one warrant to purchase an additional share of such common stock. The warrants are exercisable at $.80 per share through January 31, 2003, thereafter at $1.00 per share through January 31, 2004, and thereafter at $2.00 per share through January 31, 2007, at which time they will expire. The warrants were issued pursuant to the exemptions from registration under the Act provided by Sections 4(2) and 4(6) of the Act.

      In December 2001, Milestone entered into an agreement with K. Tucker Andersen, an existing investor, to issue 325,000 units. The units, which were issued in January 2002, consist of one share of Milestone common stock and one warrant to purchase an additional share of such common stock. The warrants are exercisable at $.80 per share through January 31, 2003, thereafter at $1.00 per share through January 31, 2004, and thereafter at $2.00 per share through January 31, 2007, at which time they will expire. The units were issued in exchange for $185,000 and the cancellation of a 10% convertible promissory note issued in October 2001, under which an amount of $75,000 was due at that time.

      On January 14, 2002, Milestone issued 33,840 units, consisting of one share of common stock and one warrant to purchase an additional share of common stock to K. Tucker Andersen in exchange for payment of accrued interest totaling $27, 072.

      In July 2002, the Company issued 187,500 units consisting of one share of common stock and one warrant to purchase an additional share of common stock to a vendor in accordance with the agreement valued at $150,000 (See Note B).

      In August 2002, the COmpany issued 200,000 shares of common stock in exchange for payment of $90,000 of outstanding legal fees.

ITEM 6. Management's Discussion and Analysis or Plan of Operation

New Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, " Accounting for the Impairment or Disposal of Long- Lived assets. Among other things, SFAS No. 144, provides guidance on the implementation of previous pronouncements related to when and how to measure impairment losses and how to account for discontinued operations. FAS No. 144 had no material impact on the Company's financial position, results of operations or cash flows.

      In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (" EITF") issue No. 94-3, " Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity". SFAS No. 146 requires that liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provision of SFAS No. 146 are effective for exit or disposal activities that initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

      In December 2002, SFAS No. 148, " Accounting for Stock Based Compensation-Transition and Disclosure an Amendment of SFAS No. 123". SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair vale based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock- based employee compensation and the effect of the method used on reported results. The Company will adopt SFAS No. 148, effective January 1, 2003. The Company is currently evaluating the requirements and does not believe that the adoption of SFAS No. 148 will have any material impact on its consolidated financial statements.

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

Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the allowance for doubtful accounts, advances to contract manufacturer, inventory valuation allowances, and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

Overview

      The results from operations for the year ended December 31, 2002, reflect Milestone's concentrated effort to drastically reduce its overhead while slowly growing its user base in the dental market and introducing the Wand(R) technology in a variety of medical disciplines. The loss for the year, approximately $2.5 million, represents a 37% reduction from the same period in 2001.

      During the year ended December 31, 2002, Milestone reduced its average monthly cash used from operations to less than $60,000, completed a $4.1 million debt restructuring program, and obtained $785,000 in additional financing. The program included equity conversions, deferring payment on certain payables restructuring of its debt and outsourcing our sales force.

      Also, in 2002, Milestone signed an agreement for the distribution of CompuDent(TM) in eastern U.S., a national hair restoration provider agreed to equip its offices with the CompuMed(TM), and the U.S. Patent Office granted broad patent protection of a new safety engineered needle technology to be issued to the Company.

      Finally, in December 2002, Milestone began the transition of its telemarketing and distribution center from Illinois to its corporate office and an independent logistic company, respectively.

Fiscal year ended December 31, 2002 compared to fiscal year ended December 31, 2001

Statement of Operations

      Net sales for the years ended December 31, 2002 and 2001 were $4,074,006 and $4,093,710, respectively. The $23,988 decrease is attributable primarily to a decrease in domestic sales of CompuDent, $71,592 generated from prophy angle sales in 2001, and the Company's decision to consolidate a $94,500 shipment to its South African distributor with its January order. The decrease was partially offset by a 13% or $229,183 increase in domestic dental sales of the Wand(R) handpiece, $207,000 increase in The Wand(R) handpiece sales to foreign distributors and CompuMed sales of approximately $163,000. Lower CompuDent(TM) sales in the U.S. are the direct result of the downsizing of the Company's sales and marketing effort, in that area. Furthermore, the Company sold its prophy angle business in November of 2001 and the consolidation of the December and January orders of its South African distributor resulted in a savings of freight charges.

      Cost of sales for the years ended December 31, 2002 and 2001 were $1,980,949 and $1,973,156 respectively. The $7,793 increase is attributable primarily to lower sales volume.

      For the year ended December 31, 2002, the Company generated a gross profit of $2,093,057 or 51.4% as compared to a gross profit of $2,120,554 or 51.8% for the year ended December 31, 2001. The decrease in gross profit is mainly attributable to an increase in sales revenue generated from sales to foreign distributors. The gross profit from these sales is lower than the aggregate gross profit generated from domestic sales.

      Selling, general and administrative expenses for the years ended December 31, 2002 and 2001 were $3,588,836 and $5,271,032, respectively. The
      $1,682,196 decrease is attributable primarily to an approximate $858,000 decrease in expenses associated with the sale and marketing of The Wand(R) technology due to the transitioning of its sales force to independent representatives and an approximate $293,700 decrease in legal fees. In addition, during 2001, the Company issued in aggregate, 242,308 shares for services rendered with a value of $247,649 in non-cash compensation or consulting services. The Company had incurred additional legal expenses in 2001 due to advertising agreements, medical patent registrations and additional patents on The Wand(R) and CompuFlo(TM) technologies.

      The Company incurred costs totaling $26,067 as it began the closing process of its Illinois facility.

      Research and development expenses for the years ended December 31, 2002 and 2001 were $147,709 and $49,943, respectively. The $97,766 increase is the result of higher costs incurred during 2002, which were associated with the development of the Company's safety needle.

      Other income for the years ended December 31, 2002 and 2001 were $80,000 and $64,487. the revenues were generated from the sale of Milestone's prophy angle business in 2001 and the related consulting contract which expired in October 2002.

      The loss from operations for the years ended December 31, 2002 and 2001 were $1,669,555 and $3,200,421, respectively. The $1,530,866 decrease in loss from operations is explained above.

      The Company incurred interest expense of $850,642 for the year ended December 31, 2002 as compared to $858,582 for the years ended December 31, 2001. The decrease of $7,940 is attributable to a lower average interest rate and partially offset by an increase in outstanding debt obligations.

      The net loss for the years ended December 31, 2002 was $2,440,197 as compared to a net loss of $3,991,580 for 2001. The $1,551,383 decrease in net loss is primarily attributable to lower selling and administrative expenses.

Liquidity and Capital Resources

      As shown in the accompanying consolidated financial statements, the Company incurred net losses of approximately $2,440,000 and $3,992,000 and negative cash flows from operating activities of approximately $676,000 and $1,385,000 during 2002 and 2001, respectively. As a result, the Company had a cash balance of approximately $10,000, a working capital deficiency of approximately $5,214,000 and a stockholders' deficiency of approximately $6,106,000 as of December 31, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern.

      Management believes that, in the absence of a substantial increase in revenue, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least December 31, 2003 and that the Company will need to obtain additional equity or debt financing, as well as to continue its ability to defer its obligations, to sustain its operations until it can expand its customer base and achieve profitability.

      To date, the Company has taken certain steps in order to reduce its operating expenses and utilization of cash. These steps include, amongst others, the following:

            o Commencing in 2001 and continuing through 2002, the Company reconfigured its sales force. The Company went from maintaining a large internal sales force to utilizing independent sales representatives and distributors.

            o The Company reduced administrative personnel and telemarketers by approximately ten people.

            o On January 31, 2003, the Company completed the closing of the Deerfield, IL facility. The customer support, service and other back-office functions previously conducted, in whole or in part, at this location were consolidated into the Company's New Jersey location. The receiving, shipping and storage functions, which were also previously done at this location, will be outsourced at an independent warehouse located in Pennsylvania. The closure of the Illinois facility will result in reductions in overhead and other costs, while improving operational efficiencies.

            o     Obtained an agreement from its Chief Executive
                  Officer/Stockholder to defer 2002 and 2003 compensation, aggregating $640,000 until April 2004.

            o Restructured and extended the maturity dates of its debt obligations (see Note H). Further, as part of the debt restructuring, the Company obtained agreements from certain of its note holders enabling it to convert debt and related interest aggregating approximately $4,751,000 into shares of common stock. It is the Company's intention to have this conversion completed sometime during the third quarter 2003.

            o Obtained an agreement from one of its attorneys to convert an additional $160,000 of the amount owed into shares of common stock.

      In addition, during February 2003, the Company received a $200,000 note payable from an existing investor. The note is convertible into shares of common stock, at the Company's option, which it plans to do during the third quarter of 2003. During April 2003, the Company received an additional $900,000 line of credit from the same investor, which is scheduled to mature on January 1, 2005, unless extended.

Debt Restructuring

20% Promissory Notes

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

On April 15, 2002, the received the required consents from the senior secured zero coupon 20% promissory noteholders whose outstanding face value (principal plus accrued interest) was collectively greater then 80% of the total outstanding face value of the obligation and the following occurred; (1) the notes were extended to July 1, 2003, and (2) the interest rate was reduced to 6% if paid in cash or reduced to 12% if paid in common stock. Additionally, at the option of the Company, the face value on the maturity date will be payable either in cash or in the Company's common stock, valued at the average closing price per share for the five trading days prior to July 1, 2003. Furthermore, for the holders who had given their consent, the Company will issue to these holders 120 shares of the Company's common stock for each $1,000 face amount outstanding at maturity.

Private Placements

6%/12% Promissory Notes

On March 16, 2001, the Company restructured its obligations to the holders of its 10% Senior Secured Promissory Notes. Under the terms of the agreement, each of the noteholders agreed to exchange their 10% Notes for a new, zero coupon note (the "Zero Coupon Note") (a) Paying interest at 20% per annum until maturity on March 31, 2002, (b) having a face amount equal to the outstanding principal owed to the noteholders plus accrued interest and interest payable until maturity, (c) giving the Company the option to pay the face value of the notes in cash or in shares of the common stock, provided that the shares have been registered under the Securities Act of 1933, and (d) paying each noteholder 108% of the face value of his Zero Coupon Note, including unearned interest to maturity, if there is a change of control of Milestone. Moreover, the warrants previously issued to the noteholders were repriced back to the initial exercise price of $1.75 per share at the date of grant.

As a result of the Company restructuring its obligations, the unamortized portion of the debt discount and deferred financing costs were amortized through March 31, 2002.

On March 31, 2002, the holders agreed to extend the maturity date up to 30 days. Subsequently, on April 15, 2002, the holders additionally agreed to extend the promissory notes to July 1, 2003 and to lower the interest rate to 6% if paid in cash or to 12% if paid in common stock. In connection with the extension, the Company recorded $16,215 in deferred financing charges relating to professional fees and $140,203 of deferred financing costs relating to consideration to the note holders valued at $120 per share of the Company's common stock for each $1,000 face amount outstanding at maturity which increased the aggregate carry value of the notes by $140,203. The Company is accruing interest expense at 12%. These deferred financing costs are being amortized through July 1, 2003.

In August 2000, the Company borrowed $1,000,000 which consists of two loans from two funds managed by Cumberland Associates LLC, and bear interest at 20% per year and payable in cash or through the issuance of additional 20% notes on which both interest and principal are payable. The loans are secured by substantially all assets of the Company and are subordinated to the 6%/12% senior secured promissory notes that were amended April

15, 2002. The Company can prepay the loans in cash at any time. The Company can prepay the notes and accrued interest with common stock value at its option after March 31,2001. Stock issued in lieu of payment of the debt will be valued at 85% of the then market price. For the year ended December 31, 2002, the Company converted $257,865 of accrued interest into principal. During 2001, the Company had previously converted $222,417 of accrued interest into principal. On April 12, 2002, Cumberland Associates LLC agreed to extend the maturity date of these loans through July 1, 2003 and to lower the interest rate from 20% to 6%, if paid in cash, or 12% if paid in common stock. In connection with the extension, the Company recorded $16,215 of deferred financing charges relating to professional fees and $189,369 relating to consideration issued to the note holders valued at $120 per share of the Company's common stock for each $1,000 face amount outstanding at maturity. The Company is currently accruing interest expense at 12%. Accordingly, the deferred financing costs and the unamortized financing charges are being amortized through July 1, 2003.

8% Promissory Notes

The 8% promissory notes consist of the following:

1) On July 31, 2000, the Company established a $1,000,000 credit facility with a major existing investor. Initially, $500,000 was borrowed under the line, which was due on June 30, 2003. In December 2000, and January 2001, the Company borrowed under the credit facility an additional $400,000 and $100,000, respectively, due on December 31, 2003. In connection with the initial $500,000, the investor received five-year warrants to purchase 70,000 shares of the Company's common stock, exercisable at $3.00 per share. In connection with the $400,000, the investor received five-year warrants to purchase 80,000 shares of the Company's common stock exercisable at $1.25 per share. In connection with the $100,000, the investor received five-year warrants to purchase 20,000 shares of the Company's common stock at $1.25 per share. On April 12, 2002, the investor agreed to extend the maturity date of the $500,000 originally due June 30, 2003 to August 1, 2003. At the option of the Company this $500,000 can be convertible into common stock. Accordingly, in connection with the extension, the unamortized debt discount is being amortized to August 1, 2003. On April 8, 2003, the investor agreed to extend the maturity date of the $500,000 and interest originally due December 31, 2003 to April 30, 2004. Accordingly, only $500,000 of loans have been recorded as long term debt in the accompanying consolidated financial statements.

2) During 2002, the Company issued a total of $1,185,000 promissory notes to an existing investor. The notes bear interest at 8% if paid in cash and 10% if paid in stock and mature on August 1, 2003. At the option of the Company, the principal and interest are payable on the maturity date in common stock. Additionally, the note will convert into the Company's common stock if the Company issues 1,000,000 shares or raises at least $1,000,000 from the sale of equities prior to August 1, 2003, at the market price in that transaction but not less than $.50 per common share, or more than $2.00 per share. The Company is accruing interest at 10%.

9% Promissory Note

In April 2000, the CEO, agreed to provide to Milestone a $200,000 line of credit from which funds could be drawn until December 31, 2000, and having a maturity of February 2001. In July 2000, Milestone borrowed the $200,000 under the line of credit. The CEO has agreed to defer all principal and interest payments until April 1, 2004.

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

      Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

      The current executive officers and directors of Milestone and their respective ages as of March 31, 2002 are as follows:

                                                                                                              Director
                   Name               Age                              Position                                Since
       ---------------------------------------------------------------------------------------------------------------
       Leonard A. Osser                55    Chairman and Chief Executive Officer of Milestone and              1991
                                             President and Chief Executive Officer of Spintech, a
                                             subsidiary
       Stuart J. Wildhorn              45    Senior Vice President
       Thomas M. Stuckey               49    Chief Financial Officer and Vice President of Milestone and
                                             Chief Financial Officer of both Spintech and Sagacity I,
                                             each a subsidiary
       Paul Gregory (1)                65    Director of Milestone                                              1997
       Leonard M. Schiller(1)          61    Director of Milestone                                              1997
       Jeffrey Fuller(1)               57    Director of Milestone                                              2003

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

      Jeffrey Fuller has been a director of Milestone since January 16, 2003. Mr. Fuller is president and owner of two municipal water supply systems, Hudson Valley Water Co and Lake Lenepe Water Co. and in addition has been an executive recruiter since 1995, prior to that he was CEO of Nacoma Consolidated, a publicly traded millwork company.

      All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

      Milestone's Board of Directors has established compensation and audit committees. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all the officers of Milestone, reviews general policy matters relating to compensation and benefits of employees of Milestone, and administers the issuance of stock options to Milestone's officers, employees, directors and consultants. All compensation arrangements between Milestone and its directors, officers and affiliates are reviewed by the compensation committee, the majority of which is made up of independent directors. The Audit Committee meets with management and Milestone's independent auditors to determine the adequacy of internal controls and other financial reporting matters. In July 2000, each independent board member was granted 12,422 options at an exercise price of $1.61.

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

      To the best of Milestone's knowledge, based solely on review of the copies of such forms furnished to Milestone, or written representations that no other forms were required, Milestone believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) shareholders were complied with during 2002.

Item 10. Executive Compensation.

      The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2002, 2001, and 2000 by (i) Milestone's Chief Executive Officer and (ii) the most highly compensated executive officers, other than the CEO, who were serving as executive officers at the end of the 2002 fiscal year and whose salary as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the "Named Executives").

                           Summary Compensation Table

                                                                     Annual                     Awards
                                                                  Compensation               Common Stock
                       Name and                                      Salary               Underlying Options
                  Principal Position           Year                    ($)                       (#)
              ------------------------------------------------------------------------------------------------
              Leonard A. Osser                 2002                 351,800(1)                    50,000
                 Chief Executive               2001                 350,967(2)                    50,000
                 Officer and                   2000                 265,407(3)                    50,000
                 Chairman

              Stuart J. Wildhorn               2002                 155,400                        7,000
                 Senior Vice                   2001                  93,750                       50,000
                 President

              Thomas A. Stuckey                2002                 136,267(4)                     7,000
                 Chief Financial               2001                 116,905                       10,000
                 Officer and Vice              2000                 114,051                       25,000
                 President

----------
(1) Includes $320,000 in deferred compensation, of which $284,000 earned as Chairman and CEO of Milestone and $36,000 earned as President and CEO of Spintech. It excludes $19,049 paid by Milestone to Marilyn Elson, a certified public account, who was employed by Milestone to render professional tax services. Ms. Elson is the wife of Mr. Osser.

(2) Includes $350,000 in deferred compensation, of which $314,000 earned as Chairman and CEO of Milestone and $36,000 earned as President and CEO of Spintech. The deferred compensation was paid subsequent to year end through the issuance of 625,000 units, each consisting of one share and one six-year warrant to purchase one share at prices ranging from $.80-$2.00. It excludes $20,850 paid by Milestone to Marilyn Elson.

(3) Includes $141,346 in deferred compensation and $21,000 earned as President and Chief Executive Officer of Spintech. The deferred compensation was paid subsequent to year end through the issuance of 176,683 units, each consisting of one share and one six-year warrant to purchase one share at prices ranging from $.80-$2.00.Reflects voluntary reduction of base salary, which commenced in July 1998 and also includes $36,000 earned as President and Chief Executive Officer of Spintech.

(4)   Includes a $20,000 bonus paid in 2002.

                                   ----------

Stock Options

The following tables show certain information with respect to incentive and non-qualified stock options granted in 2002 to Named Executives under Milestone's 1997 Stock Option Plan and the aggregate value at March 18, 2002 of such options. In general, the per share exercise price of all options is equal to the fair market value of a share of Common Stock on the date of grant. No options granted to Named Executives have been exercised.

                              Option Grants in 2002

Individual Grants of Options

                                                     Percent of Total
                                 Number of            Options Granted
                             Shares of Common               to
                             Stock Underlying          Employees in        Exercise Price
       Name                      Option #                  2002                ($/Sh)             Expiration Date
Leonard A. Osser                50,000(1)                  28.9%               $  .55                 01-01-07
Stuart J. Wildhorn               7,000(2)                   4.0%               $  .75                 07-27-07
Thomas M. Stuckey                7,000(2)                   4.0%               $  .75                 07-27-07

----------
(1)   Options vest 01-01-03

(2) One third vested when issued and one third vesting on each of the next two anniversaries.

                     Aggregated 2002 Year End Options Values
                  for Options Granted Prior to and During 2002

                                              Number of Shares of Common       Value of Unexercised
                                             Stock Underlying Unexercised      In-The-Money Options
                                                 Options at12-31-2002            At 12-31-2002(1)
                                                     Exercisable/                  Exercisable/
                         Name                       Unexercisable                  Unexercisable
             ------------------------------------------------------------------------------------------
             Leonard A. Osser                        0 // 200,000                    $0 // $0
             Stuart J. Wildhorn                    19,000 // 38,000                  $0 // $0
             Thomas M. Stuckey                     71,667 // 16,333                  $0 // $0

----------
(1) Based on the closing price on March 29, 2003 of $.20 as quoted on the American Stock Exchange.

Employment Contracts

As of January 1, 1998 Milestone entered into an Employment Agreement with Mr. Osser, which provides for an initial term expiring on December 31, 2002, with a two-year non-competition period at the end of the term. The term is automatically increased for successive one-year periods unless prior to December 1 of any year either party notifies the other of its election not to extend the term. Under the Agreement Mr. Osser serves as Chief Executive Officer and is required to work on a full-time basis. Under the Agreement Mr. Osser receives annual base pay of $350,000, increasing to reflect cost of living adjustments commencing on January 1, 2001. In addition, during January 1998 and each of the next four Januarys Milestone shall grant Mr. Osser an option to purchase 50,000 shares of Common Stock exercisable only during the last 30 days of the five-year option term unless Milestone achieves certain financial goals to be specified annually by the Compensation Committee. Additionally, as soon as financial statements for each year commencing with 1998 are completed, Milestone shall grant the executive an additional option to purchase up to 50,000 shares depending upon the achievement of specified performance goals. Further, Mr. Osser shall receive the opportunity to earn cash bonuses of up to $200,000 per year depending upon the achievement of performance targets to be specified by the Option Committee.

      On July 7, 1998, at his sole discretion, Mr. Osser implemented a voluntary reduction of his annual base salary, reducing his annual base pay from $350,000 to $188,462. The voluntary reduction has been described by Mr. Osser as being both temporary and having no effect upon his rights under his employment agreement with Milestone. Such reduction remained in effect until August 5, 2000. At that time, Mr. Osser began to defer his salary at the $350,000 annual base. At December 31, 2000, his deferred compensation was $141,346. In December 2001, Milestone reached an agreement with Mr. Osser to satisfy the $491,346 of unpaid salary. The agreement calls for the issuance of 614,183 units. Each unit consists of one share of Milestone common stock and one warrant to purchase an additional share of such common stock. The warrants will be exercisable at $.80 per share through January 31, 2003, therefore at $1.00 per share through January 31, 2004, and thereafter at $2.00 per share through January 31, 2007, at which time they will expire. On March 31, 2003, Mr. Osser signed an agreement deferring $640,000 of his annual salary until April 1, 2004.

Compensation of Directors

      Non-employee directors were granted a five-year option to purchase 20,000 shares of our Common Stock at an exercise price of $.50 which is higher than the fair market value of a share of Common Stock on the date of grant. They receive no cash compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table, together with the accompanying footnotes, sets forth information, as of March 29, 2003, regarding stock ownership of all persons known by Milestone to own beneficially more than 5% of Milestone's outstanding Common Stock, certain executive officers, all directors, and all directors and officers of Milestone as a group:

                                                                     Shares of
                                                                   Common Stock
                                                                   Beneficially       Percentage of
           Name of Beneficial Owner (1)                              Owned (2)          Ownership
           ----------------------------------------------------------------------------------------
           Executive Officers and Directors
           Leonard Osser ...................................       3,515,141(3)            26.4%
           Stuart J. Wildhorn...............................          21,334(4)              *
           Thomas M. Stuckey................................          77,300(5)              *
           Paul Gregory.....................................          32,572(6)              *
           Leonard M. Schiller..............................          53,016(7)              *
           Jeffrey Fuller...................................          20,000(8)              *
           All Directors & Officers as a group..............       3,719,363(9)            27.3%

----------
*     Less than 1%

                                                                  Shares of
                                                                Common Stock
                                                                Beneficially             Percentage of
              5% and Greater Stockholders                         Owned (2)                Ownership
              ----------------------------------------------------------------------------------------
              K. Tucker Andersen
                    c/o Cumberland Associates LLC
                    1114 Avenue of the Americas
                    New York, New York 10036                      1,646,439(9)               13.03%

              Cumberland Associates, LLC
                    1114 Avenue of the Americas
                    New York, New York 10036                     1,171,672(10)                9.27%

              Gintel Asset Management, Inc.
                    6 Greenwich Office Park
                    Greenwich, CT 06831                          1,347,000(11)               10.66%

(1)   The addresses of the persons named in this table are as follows: Leonard
      A. Osser, 220 South Orange Avenue, Livingston Corporate Park, Livingston, NJ 07039; Thomas M. Stuckey, 220 South Orange Avenue, Livingston Corporate Park, Livingston, NJ 07039; Paul Gregory, Innovative Programs Associates Inc., 370 E. 76th Street, New York, New York 10021; Leonard M. Schiller, Schiller, Klein & McElroy, P.C., 33 North Dearborn Street, Suite 1030, Chicago, Illinois 60602 and Mr. Jeffrey Fuller, Eagle Chase, Woodbury, NY 11797.

(2) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this proxy statement upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercise or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on the number of all shares, including those underlying options exercisable within 60 days from the filing of this proxy statement held by the named individual, divided by 12,633,370 outstanding shares on March 31, 2003 and those shares underlying options exercisable within 60 days from the filing of this proxy statement, held by the named individual.

(3) Includes (i) 614,183 shares issuable upon exercise of stock options within 60 days of the date hereof, which are exercisable at $.80 and (ii) warrants immediately exercisable to purchase 35,714 shares at $1.75 per share.

(4) Includes 16,667 shares subject to stock options, exercisable within 60 days of the date hereof at $2.50 per share and 4,667 shares subject to stock options, exercisable within 60 days of the date hereof at $.75 per share.

(5) Includes 21,000 shares subject to stock options, exercisable within 60 days of the date hereof at $3.00 per share, 25,000 shares subject to stock options, exercisable within 60 days of the date hereof at $16.50 per share, and 16,667 shares subject to stock options, exercisable within 60 days of the date hereof at $2.1875 per share, 6,667 shares subject to stock options exercisable within 60 days of the date hereof at $2.50 per share and 4,666 shares subject to stock options exercisable within 60 days of the date hereof at $.75 per share. Mr. Stuckey disclaims beneficial ownership of (i) 10,000 shares, which are held by his wife as custodian for their children, and (ii) 1,700 shares which are owned by his wife in her IRA.

(6) Includes 150 shares held by Mr. Gregory's wife, 12,422 shares subject to stock options, exercisable within 60 days of the date hereof at $2.1875 per share and 20,000 subject to stock options, exercisable within 60 days of the date hereof at $.50 per share.

(7) Includes 12,422 shares subject to stock options, exercisable within 60 days of the date hereof at $2.1875 per share and 20,000 subject to stock options, exercisable within 60 days of the date hereof at $.50 per share.

(8) Includes 20,000 shares subject to stock options, exercisable within 60 days of the date hereof @$ .50 per share.

(9) Includes 734,361 shares subject to stock options and 35,714 shares subject to warrants all of which are exercisable within sixty (60) days of the date hereof.

(10) Based solely upon an amendment to Schedule 13G filed by K. Tucker Andersen with the Securities and Exchange Commission on 12/7/01 and the 33,840 shares issued to Mr. Andersen in January 2002 in lieu of interest.

(11) Based solely upon an amendment to Schedule 13G filed by Cumberland Associates, LLC with the Securities and Exchange Commission on 2-14-03.

(12) Includes 555,000 shares held by Gintel Asset Management and 792,000 shares held by Robert Gintel Florida Intangible Tax Trust. Excludes 110,000 shares owned by Barbara Gintel (Robert Gintel's spouse) and 150,000 shares owned by Gintel Partners Fund.

                      Equity Compensation Plan Information

      The following table summarizes the (i) options granted under the Milestone 1997 Stock Option Plan, and (ii) options and warrants granted outside the Milestone 1997 Stock Option Plan, as of December 31, 2001. The shares covered by outstanding options and warrants are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events. No other equity compensation has been issued.

                                                                       Equity Compensation Plan Table
                                              -------------------------------------------------------------------------------
                                                     Number of                                        Number of securities(1)
                                                securities(1) to be          Weighted-average         remaining available for
                                              issued upon exercise of        exercise price of             future issuance
                                                outstanding options,       outstanding options,              under equity
                                                warrants and rights         warrants and rights          compensation plans
                                              -------------------------------------------------------------------------------
Equity Compensation Plans Approved By
Security Holders

Grants under the Milestone Scientific,  Inc.
1997 Stock Option Plan .....................             741,844                   $4.08                       258,156

Equity Compensation Plans Not Requiring
Approval By Security Holders

Aggregate Individual Option Grants .........             513,500                   $3.91                    Not applicable

Aggregate Individual Warrant Grants ........           1,004,816                   $1.45                    Not applicable
-----------------------------------------------------------------------------------------------------------------------------

             Total .........................           2,260,160                   $2.87
                                              -------------------------------------------------------------------------------

      (1) Reflect shares of Milestone Common Stock.

The aggregate individual option grants outside the Stock Option Plan referred to in the table above include options granted to consultants and providers of certain services to the company. The aggregate individual warrant grants referred to in the table above include warrants granted to investors in the company as part of private placements and credit line arrangement.

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

      Morse, Zelnick, Rose and Lander, LLP, legal counsel to Milestone and the firm in which Steve Zelnick, General Counsel and former director to Milestone, is Partner, is the holder of warrants to purchase 118,000 shares of Common Stock and warrants to purchase 83,333 units, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock. On February 3, 2000, Milestone reduced the exercise price of these warrants to $1.25 and extended their exercise period to February 2, 2002. Milestone paid $137,500 and $72,500 during the years ended December 31, 2002 and December 31, 2001, respectively, to the same law firm noted above. The law firm and Mr. Zelnick also participated in the February 2001 private placement, each purchasing $50,000 of 10% Senior Secured Promissory Notes and warrants to purchase 7,143 shares of Milestone Common Stock. As of December 31, 2002, outstanding payables due to the law firm was $389,181.

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

            4.18    Form of 10% Promissory Note, dated March 9, 2001.(7)

            4.19    Registration Rights Agreement dated March 9, 2001.(7)

            4.20 Amendment to Purchase Agreement Dated January 31, 2000, dated March 16, 2001.(7)

            4.21    Form of Senior Secured Promissory Note, dated March 16,
                    2001.(7)

            4.22 Form of revised 20% Secured Promissory Notes to Longview Partners A, L.P. and Cumberland Benchmarked Partners, L.P. dated August 28, 2000 (7)

            4.23 Letter Agreement among Milestone, Cumberland Benchmarked Partners, L.P. and Longview Partners A, L.P., dated March 23, 2001 (7)

            4.24 Letter Agreement, dated March 27, 2001, regarding the sale of 500,000 shares of Milestone's Common Stock. (7)

            4.25    Amendment to Line of Credit Agreement between Milestone and
                    K. Tucker Andersen from March 9, 2001, dated July 30,
                    2001(8).

            4.26 Purchase Agreement between Milestone and K. Tucker Anderson dated October 4, 2001(26).

            4.27    Form of 10% Convertible Promissory Note dated October 4,
                    2001(8).

            4.28 Letter Agreement dated December 12, 2001, regarding the issuance of 325,000 units to K. Tucker Andersen(8).

            4.29    Warrant to purchase 325,000 shares of Milestone(8).

            4.30 Letter Agreement between Milestone and K. Tucker Andersen dated December 28, 2001 regarding the issuance to Andersen of 33,840 units(8).

            4.31    Warrant to purchase 33,840 shares of Milestone(8).

            4.32 Letter dated December 28, 2001 re issuance of units to Leonard Osser in lieu of deferred compensation(8).

            4.33    Warrant to purchase 614,183 shares dated December 28,
                    2001(8).

            4.34 Purchase Agreement with K. Tucker Andersen dated February 19, 2002(8).

            4.35

            4.36 Letter dated March 28, 2002 regarding the issuance of 187,500 units to Design Centre Incorporated(8).

            4.37 Letter from Leonard Osser dated March 29, 2002, re deferral of payment on 9% Promissory Secured Note issued in April 2000(8).

            4.38 Second Amendment of Purchase Agreement dated January 31, 2000, dated April 15, 2002(8).

            4.39 Amendment of Purchase Agreement dated August 25, 2000, dated April 15, 2002(8).

            4.40 Amendment to 1. 10% Promissory Note dated March 9, 2001; 2. 8% Senior Secured Promissory Notes dated July 25, 2000; 3. 8% Senior Secured Promissory Note Note dated February 19, 2002, with K. tucker Andersen, dated April 15, 2002(8).

            4.41 Letter re Line of Credit Agreement with K. Tucker Andersen, dated April 15, 2002(8).

            4.42    Line of Credit Agreement with Len Osser, dated April 15,
                    2002(8).

            4.43 Form of 8%/10% Promissory Notes issued on the following dates and amounts: February 19, 2002 for $150,000; May 28, 2002 for $250,000; August 17, 2002 for $85,000; November 15,
                    2002 for $200,000 and February 13, 2003 for $200,000.

            10.1 Lease dated November 25, 1996 between Livingston Corporate Park Associates, L.L.C. and Milestone. (3)

            10.2    Form of Underwriter's Warrant. (2)

            10.5 Lease, as amended, dated November 6, 1991, between Raybec Management Co. and Wisdom. (3)

            10.8 Agreement for The Wand(R)Product dated December 1, 1996, between Spintech and Princeton PMC. (3)

            10.10 Agreement between Milestone and Spintech dated December 21, 1994, and Amendment No. 1 thereto. (2)

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

            10.19 Registration Rights Agreement dated March 9, 2001 (provided as Exhibit 4.21).

            10.20 Amendment to Purchase Agreement dated January 31, 2000, dated March 16, 2001 (provided as Exhibit 4.22).

            10.21 Letter Agreement, dated March 27, 2001, regarding the sale of 500,000 shares of Common Stock (provided as Exhibit 4.26).

            10.22 Agreement among Milestone, News USA, Inc. and Vested Media Partners, Inc., dated March 22, 2001.(7)

            10.23 Letter from Leonard Osser and Morse, Zelnick, Rose & Lander, LLP, dated April 9, 2000.(7)

            10.24 Letter from Leonard Osser, dated March 29, 2002 deferring compensation payment.

            10.25 Letter from Morse, Zelnick, Rose & Lander LLP, dated March 29, 2002, re deferral of payment.

            10.26 Letter from Leonard Osser, dated April 15, 2003 deferring payment.

            10.27 Letter from Morse, Zelnick, Rose & Lander LLP deferring payment.

            10.28 Line of Credit for 900,000 and extension of 500,000 line of credit, dated April 15, 2003.

            21.1    Subsidiaries of the Registrant. (3)

            23.1    Consent of J. H. Cohn, LLP

(2) Incorporated by reference to Milestone's Registration Statement on Form SB-2 No. 333-92324.

(3) Incorporated by reference to Amendment No. 1 to Milestone's Registration Statement on Form SB-2 No. 333-92324.

(4) Incorporated by reference to Milestone's Form 10-KSB for the year ended December 31, 1996.

(5) Incorporated by reference to Milestone's Registration Statement on Form S-3 No. 333-39784.

(6) Incorporated by reference to Milestone's Registration Statement on Form S-2 No. 333-54732.

(6) Incorporated by reference to Milestone's Form 10-KSB for the year ended December 31, 1999.

(7) Incorporated by reference to Milestone's Form 10-KSB for the year ended December 31, 2000.

(8) Incorporated by reference to Milestone's Form 10-KSB for the year ended December 31, 2001.

(b) There were no reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report.

Item 14.          Control and Procedures

      (a) Evaluation of disclosures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Report on Form 10-KSB, we carried out an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of this disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

      (b) Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Milestone Scientific Inc.


                                            By: /s/ Leonard Osser
                                            -------------------------------
                                            Chairman and Chief Executive Officer
Date: April 15, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on April 15, 2002.

                Signature                  Date                                Title
          /s/ Leonard Osser           April 15, 2003           Chairman, and Chief Executive Officer
          ------------------------
              Leonard Osser

          /s/ Thomas M. Stuckey       April 15, 2003        Vice President and Chief Financial Officer
          ------------------------
              Thomas M. Stuckey

          /s/ Leonard Schiller        April 15, 2003                         Director
          ------------------------
              Leonard Schiller

          /s/ Paul Gregory            April 15, 2003                         Director
          ------------------------
              Paul Gregory

          /s/ Jeffrey Fuller          April 15, 2003                         Director
          ------------------------
              Jeffrey Fuller

                                  CERTIFICATION

I, Leonard Osser, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Milestone Scientific, Inc. ("the registrant").

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant`s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
                        Date:

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: April 15, 2003                          /s/ Leonard Osser
                                                        ---------------
                                                        Leonard Osser

                                  CERTIFICATION

I, Thomas M. Stuckey, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Milestone Scientific, Inc. ("the registrant").

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant`s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
                        Date:

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003                                  /s/ Thomas M. Stuckey
                                                      ---------------------
                                                      Thomas M. Stuckey

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
Milestone Scientific, Inc.

We have audited the accompanying consolidated balance sheet of MILESTONE SCIENTIFIC, INC. AND SUBSIDIARIES as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Milestone Scientific, Inc. and Subsidiaries as of December 31, 2002, and their results of operations and cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                        J.H. Cohn LLP

Roseland, New Jersey
April 1, 2003, except for Notes B and H
   which are as of April 15, 2003

                   Milestone Scientific Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET
                              AT DECEMBER 31, 2002

ASSETS
CURRENT ASSETS:
         Cash                                                                        $      9,683
         Accounts receivable, net of allowance for doubtful accounts of $46,152           239,435
         Inventories                                                                      119,291
         Advances to contract manufacturer                                                300,000
         Deferred debt financing, net                                                     159.877
         Prepaid expenses                                                                  64,952
                                                                                     ------------
                Total current assets                                                      893,238
EQUIPMENT, net                                                                            227,207
ADVANCES TO CONTRACT MANUFACTURER -- Long term                                             87,935
OTHER ASSETS                                                                               32,333
                                                                                     ------------
                Total                                                                $  1,240,713
                                                                                     ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
         Account payable, including $32,000 to related parties                       $  1,269,523
         Accrued expenses                                                                  86,492
         Accrued interest                                                                 169,519
         Notes payable                                                                  4,581,708
                                                                                     ------------
                Total current liabilities                                               6,107,242
Accrued interest                                                                          139,323
Deferred compensation payable to officer/stockholder                                      320,000
Notes payable                                                                             480,091
Notes payable -- officer/stockholder                                                      300,000
                                                                                     ------------
                Total liabilities                                                       7,346,656
                                                                                     ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
         Common stock, par value $.001; authorized,
                 25,000,000 shares; 12,733,370 shares issued                               12,733
         Additional paid-in capital                                                    36,599,607
         Accumulated deficit                                                          (41,786,767)
         Unearned compensation                                                            (20,000)
         Treasury stock, at cost, 100,000 shares                                         (911,516)
                                                                                     ------------
                Total stockholders' deficiency                                         (6,105,943)
                                                                                     ------------
                Total                                                                $  1,240,713
                                                                                     ============

The accompanying notes are an integral part of these statements.

                   Milestone Scientific Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year Ended December 31,

                                                                     2002               2001
                                                                 ------------       ------------
Revenues                                                         $  4,074,006       $  4,093,710
Cost of Sales                                                       1,980,949          1,973,156
                                                                 ------------       ------------

Gross profit                                                        2,093,057          2,120,554
                                                                 ------------       ------------

Selling, general and administrative expenses                        3,588,836          5,271,032
Research and development expenses                                     147,709             49,943
Closing of Deerfield, IL facility                                      26,067                 --
                                                                 ------------       ------------
TOTALS                                                              3,762,612          5,320,975
                                                                 ------------       ------------
Loss from operations                                               (1,669,555)        (3,200,421)
Interest income                                                            --              2,936
Interest expense                                                     (850,642)          (858,582)
Sale of prophy angle business and related consulting income            80,000             64,487
                                                                 ------------       ------------

NET LOSS                                                         $ (2,440,197)      $ (3,991,580)
                                                                 ============       ============

Loss per common share -- basic and diluted                       $       (.20)      $       (.36)
                                                                 ============       ============

Weighted-average shares outstanding -- basic and diluted           12,469,673         11,142,590
                                                                 ============       ============

The accompanying notes are an integral part of these statements.

                   Milestone Scientific Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     Years Ended December 31, 2002 and 2001

                                                    Common Stock                Additional
                                                                                 Paid in           Accumulated          Unearned
                                               Shares          Amount            Capital              Deficit          Advertising
                                               ------          ------            -------           -----------         -----------
Balance, January 1, 2001                     10,752,898        $10,753          $34,584,473        $(35,354,990)       $        --
Warrants issued with draw-
down on credit facility                                                              23,400
Common stock issued for
consideration for payment
of accrued interest                              27,641             28               36,251
Warrants issued pursuant to
a $500,000 line of credit                                                            40,000
Common stock issued for
services rendered                                92,308             92              149,908
Warrants issued for
unearned advertising fees                                                           324,218                               (324,218)
Proceeds from sale of
common stock, net of
expenses                                        500,000            500              491,500
Warrants issued to
consultants                                                                         100,000
Stock options issued for
services rendered                                                                    97,649
Amortization of unearned
advertising expense                                                                                                         21,398
Amortization of deferred
compensation
Proceeds from sale of
common stock yet to be issued,
net of expenses                                                                     243,167
Net loss                                                                                             (3,991,580)
                                             ---------------------------------------------------------------------------------------
Balance, December 31, 2001                   11,372,847         11,373           36,090,566         (39,346,570)          (302,820)
                                             ---------------------------------------------------------------------------------------
Common stock issued from the
sale of common stock in 2001                    325,000            325                 (325)
Common stock issued for accrued
interest                                         33,840             34               27,038
Common stock issued for deferred
compensation                                    614,183            614              490,732
Common stock issued for payment of
accounts payable                                187,500            187              149,813
Amortization of unearned
advertising expense                                                                                                         24,803
Expired warrants for
unearned advertising                                                               (278,017)                               278,017
Stock options issued for
future services                                                                      30,000
Common stock issued for payment of
accounts payable                                200,000            200               89,800
Net loss                                                                                             (2,440,197)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                   12,733,370        $12,733          $36,599,607        $(41,786,767)       $        --
====================================================================================================================================

                                              Deferred            Unearned          Treasury
                                            Compensation        Compensation          Stock           Total
                                            ------------        ------------        ---------         -----
Balance, January 1, 2001                    $    (31,055)         $      --         $(911,516)      $(1,702,335)
Warrants issued with draw-
down on credit facility                                                                                  23,400
Common stock issued for
consideration for payment
of accrued interest                                                                                      36,279
Warrants issued pursuant to
a $500,000 line of credit                                                                                40,000
Common stock issued for
services rendered                                                                                       150,000
Warrants issued for
unearned advertising fees                                                                                     0
Proceeds from sale of
common stock, net of
expenses                                                                                                492,000
Warrants issued to
consultants                                                                                             100,000
Stock options issued for
services rendered                                                                                        97,649
Amortization of unearned
advertising expense                                                                                      21,398
Amortization of deferred
compensation                                       31,055                                                31,055
Proceeds from sale of
common stock yet to be issued,
net of expenses                                                                                         243,167
Net loss                                                                                             (3,991,580)
                                            -------------------------------------------------------------------
Balance, December 31, 2001                             --                --          (911,516)       (4,458,967)
                                            -------------------------------------------------------------------
Common stock issued from the
sale of common stock in 2001
Common stock issued for accrued
interest                                                                                                 27,072
Common stock issued for deferred
compensation                                                                                            491,346
Common stock issued for payment of
accounts payable                                                                                        150,000
Amortization of unearned
advertising expense                                                                                      24,803
Expired warrants for
unearned advertising                                                                                          0
Stock options issued for
future services                                                     (20,000)                             10,000
Common stock issued for payment of
accounts payable                                                                                         90,000
Net loss                                                                                             (2,440,197)
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                  $         --          $ (20,000)        $(911,516)      $(6,105,943)
===============================================================================================================

The accompanying notes are an integral part of these statements.

                   Milestone Scientific Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year Ended December 31,

                                                                               2002              2001
                                                                           -----------       -----------
Cash flows from operating activities:

Net loss                                                                   $(2,440,197)      $(3,991,580)
Adjustments to reconcile net loss to net cash used in
operating activities:
       Depreciation                                                             53,052            75,990
       Amortization of unearned advertising cost                                24,803            21,398
       Amortization of debt discount and deferred financing costs              340,133           306,734
       Common stock issued for services                                             --           150,000
       Amortization of deferred compensation                                        --            31,055
       Stock options and warrants issued to consultants                         10,000           197,649
       Loss on disposal of fixed asset                                           1,909                --
       Changes in operating assets and liabilities:
           Decrease in accounts receivable                                     124,308           165,801
           Decrease in inventories                                              43,349            13,533
           Decrease in advances to contract manufacturer                       301,594           315,000
           (Increase) decrease in prepaid expenses                             (33,967)          121,727
           Decrease in other assets                                            (19,971)           (2,044)
           Increase in accounts payable                                        107,220           253,776
           Increase in accrued interest                                        510,508           551,847
           Increase (decrease) in accrued expenses                             (18,918)           54,178
           Increase in deferred compensation                                   320,000           350,000
                                                                           -----------       -----------
       Net cash used in operating activities:                                 (676,177)       (1,384,936)
                                                                           -----------       -----------
Cash flows from investing activities-payment for capital expenditures          (74,344)          (10,672)
                                                                           -----------       -----------

Cash flows from financing activities:
       Proceeds from sale of common stock, net of expenses                          --           492,000
       Proceeds from note payable -- officer/stockholder                       100,000                --
       Proceeds from line of credit                                                 --           500,000
       Proceeds from issuance of notes payable                                 685,000           100,000
       Proceeds from the sale of common stock yet to be issued                      --           243,167
       Payments for deferred financing costs                                   (40,538)          (96,684)
                                                                           -----------       -----------
       Net cash provided by financing activities                               744,462         1,238,483
                                                                           -----------       -----------

       NET DECREASE IN CASH                                                     (6,059)         (157,125)
Cash at beginning of year                                                       15,742           172,867
                                                                           -----------       -----------
Cash at end of year                                                        $     9,683       $    15,742
                                                                           ===========       ===========

Supplemental disclosures of cash flow information:
       Cash paid during the year for interest                              $         0       $         0
                                                                           ===========       ===========
       Cash paid during the year for taxes                                 $         0       $         0
                                                                           ===========       ===========

                   Milestone Scientific Inc. and Subsidiaries

Supplemental schedule of noncash financing activities:

In January 2002, the Company issued 33,840 units consisting of one share of common stock and one warrant to purchase an additional share of common stock in exchange for payment of accrued interest totaling $27,072.

In January 2002, the Company issued 614,183 units (consisting of one share of common stock and one warrant to purchase an additional share of common stock) for payment of $491,346 in deferred compensation. The warrants are exercisable at $.80 per share through January 31, 2003; at $1.00 per share through January 31, 2004 and thereafter at $2.00 per share through January 31, 2007.

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

In July 2002, the Company issued 187,500 units consisting of one share of common stock and one warrant to purchase an additional share of common stock to a vendor in accordance with the agreement valued at $150,000 for payment of accounts payable.

In August 2002, the Company issued 200,000 shares of common stock in exchange for payment of $90,000 of accounts payable.

In September 2002, pursuant to the 6%/12% promissory note agreements, the Company converted $41,512 of accrued interest into additional principal.

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

                   Milestone Scientific Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)

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

                 MILESTONE SCIENTIFIC INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- ORGANIZATION

      Milestone Scientific Inc. (the "Company" or "Milestone") was incorporated in the State of Delaware in August 1989. Milestone has developed a proprietary, computer-controlled anesthetic delivery system, through the use of the Wand(R), a single use disposable handpiece. The system is marketed in dentistry under the trademark CompuDent(TM) and Wand Plus(R) and in medicine under the trademark CompuMed(TM). CompuDent(TM) is suitable for all dental procedures that requires local anesthetic. CompuMed(TM) and Wand Plus(R) are suitable for many medical procedures regularly performed in Plastic Surgery, Hair Restoration Surgery, Podiatry, Colorectal Surgery, Dermatology, Orthopedics and a number of other disciplines. The systems are sold in the United States and in over 25 countries abroad. The Company's products are manufactured by third-party contract manufacturers.

Note B- Basis of Presentation:

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying consolidated financial statements, the Company incurred net losses of approximately $2,440,000 and $3,992,000 and negative cash flows from operating activities of approximately $676,000 and $1,385,000 during 2002 and 2001, respectively. As a result, the Company had a cash balance of approximately $10,000, a working capital deficiency of approximately $5,214,000 and a stockholders' deficiency of approximately $6,106,000 as of December 31, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern.

      Management believes that, in the absence of a substantial increase in revenue, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least December 31, 2003 and that the Company will need to obtain additional equity or debt financing, as well as to continue its ability to defer its obligations, to sustain its operations until it can expand its customer base and achieve profitability.

      To date, the Company has taken certain steps in order to reduce its operating expenses and utilization of cash. These steps include, amongst others, the following:

      o Commencing in 2001 and continuing through 2002, the Company reconfigured its sales force. The Company went from maintaining a large internal sales force to utilizing independent sales representatives and distributors.

      o The Company reduced administrative personnel and telemarketers by approximately ten people.

      o On January 31, 2003, the Company completed the closing of the Deerfield, IL facility. The customer support, service and other back-office functions previously conducted, in whole or in part, at this location were consolidated into the Company's New Jersey location. The receiving, shipping and storage functions, which were also previously done at this location, will be outsourced at an independent warehouse located in Pennsylvania. The closure of the Illinois facility will result in reductions in overhead and other costs, while improving operational efficiencies.

      o Obtained an agreement from its Chief Executive Officer/Stockholder to defer 2002 and 2003 compensation, aggregating $640,000 until April 2004.

            o Restructured and extended the maturity dates of its debt obligations ( see Note H). Further, as part of the debt restructuring, the Company obtained agreements from certain of its note holders enabling it to convert debt and related interest aggregating approximately $4,751,000 into shares of common stock. It is the Company's intention to have this conversion completed sometime during the third quarter 2003.

            o Obtained an agreement from one of its attorneys to convert an additional $160,000 of the amount owed into shares of common stock.

In addition, during February 2003, the Company received a $200,000 note payable from an existing investor. The note is convertible into shares of common stock, at the Company's option, which it plans to do during the third quarter of 2003. During April 2003, the Company received an additional $900,000 line of credit from the same investor, which is scheduled to mature on January 1, 2005, unless extended.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

                 MILESTONE SCIENTIFIC INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.    Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries and its majority-owned subsidiary, Spintech. All significant intercompany balances and transactions have been eliminated in consolidation.

2.    Cash and Cash Equivalents

      For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2002 and 2001, the Company did not have any cash equivalents.

3.    Inventories

      Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market.

4.    Equipment

      Equipment is recorded at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. The costs of maintenance and repairs are charged to operations as incurred.

5.    Debt Issue Cost and Debt Discount

      Debt issue costs are deferred and amortized to interest expense over the term of the related loan on a straight-line method, which approximates the interest method. Debt discounts are offset against the principal balance and amortized using the straight-line method over the term of the related loan.

6.    Impairment of Long-Lived Assets

      The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

7.    Revenue Recognition

      Revenue is recognized when title passes at the time of shipment and collectibility is reasonably assured.

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

                 MILESTONE SCIENTIFIC INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C (concluded)

10.   Basic and diluted net loss per common share

      Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted earnings per share, as their effect is antidilutive. If the Company had reported net income, diluted earnings per share would have included the shares used in the computation of net loss per share plus common equivalent shares related to 4,844,355 and 3,325,832 outstanding options and warrants for the years ended December 31, 2002 and 2001, respectively and the payment of the notes payable with shares of comon stock.

11.   Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the allowance for doubtful accounts, advances to contract manufacturer, inventory valuation allowances, and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

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

14.   Concentration of Credit Risk

      The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company places its cash with high quality credit institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable, as the Company does not require collateral or other securities to support customer receivables.

NOTE D -- INVENTORIES

Inventories consist of the following:

The Wand(R) units and handpieces                         $125,214
Component parts and other materials                       104,558
                                                         --------
                                                          229,772
Reserve                                                   110,481
                                                         --------
                                                         $119,291
                                                         ========

                 MILESTONE SCIENTIFIC INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E -- ADVANCES TO CONTRACT MANFACTURER

      Advances to contract manufacturer represents deposits to the Company's contract manufacturer to fund future inventory commitments. The aggregate amount of the advances amounted to $387,935 of which approximately $300,000 is estimated to be used in 2003.

NOTE F --EQUIPMENT

Equipment consists of the following:

Furniture and fixtures                                 $ 194,656
Office equipment                                         148,797
Tooling equipment                                         64,079
Trade show displays                                       81,800
Computer servers and software                            125,341
                                                       ---------
                                                         614,673
Less accumulated depreciation                           (387,466)
                                                       ---------
                                                       $ 227,207
                                                       =========

NOTE G -- NOTES PAYABLE TO OFFICER/STOCKHOLDER

      Notes payable to officer/stockholder represent two obligations payable to the Company's Chief Executive Officer ("CEO"), consisting of (i) $200,000 note payable, with interest payable at 9% per annum having an original due date of January 2, 2003 and (ii) a $100,000 line of credit with interest payable at 6% per annum having an original due date of April 2, 2003. On April 1, 2003, the notes were extended to April 1, 2004. Interest expense for the years ended December 31, 2002 and 2001 amounted to $19,701 and $18,250, respectively.

NOTE H -- NOTES PAYABLE

      Notes payable consist of the following:

       Short term

            6%/12% Promissory notes, due on August 1, 2003 (A)                 $2,945,542

            8% Line of credit for $500,000,  originally due on August 31,
            2002, extended to August 1, 2003, net of debt discount
            of $7,024 (B)                                                         492,976

            8% Promissory notes payable, $500,000 originally due
            June 30, 2003, extended to August 1, 2003 and $685,000 due
            August 1, 2003, net of debt discount of $41,810 (C)                 1,143,190
                                                                               ----------
               Total                                                           $4,581,708
                                                                               ==========

      Long Term (B)

            8% Promissory note payable for $500,000 originally due December 31, 2003, extended to January 2, 2005, net of a debt discount of $19,909 totaling $480,091.

(A) 6%/12% Promissory Notes

      The 6%/12% Promissory Notes consist of the following issuances:

      (i) On March 16, 2001, the Company restructured its obligations to the holders of its 10% Senior Secured Promissory Notes. Under the terms of the agreement, each of the noteholders agreed to exchange their 10% Notes for a new, zero coupon note (the "Zero Coupon Note").

                 MILESTONE SCIENTIFIC INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H (continued)

            As a result of the Company initially restructuring its obligations, the unamortized portion of the debt discount and deferred financing costs were amortized through March 31, 2002. The significant terms of the Restructuring Debt were (i) modification of the interest rate
            (ii) granting the company the option to pay the debt with shares of common stock and (iii) repricing the warrants which were previously issued to the shareholders back to the initial exercise price of $1.75 per share.

            Subsequently, on April 15, 2002, the holders additionally agreed to extend the promissory notes to July 1, 2003 and to lower the interest rate to 6% if paid in cash or to 12% if paid in common stock. In connection with the extension, the Company recorded $16,215 in deferred financing charges relating to professional fees and $140,203 of deferred financing costs relating to consideration to the noteholders valued at $120 per share of the Company's common stock for each $1,000 face amount outstanding at maturity which increased the aggregate carry value of the notes by $140,203. The Company is accruing interest expense at 12%. These deferred financing costs are being amortized through July 1, 2003.

      (ii) In August 2000, the Company borrowed $1,000,000 which consists of two loans from two funds managed by Cumberland Associates LLC, and bear interest at 20% per year and payable in cash or through the issuance of additional 20% notes on which both interest and principal are payable. The loans are secured by substantially all assets of the Company and are subordinated to the 6%/12% senior secured promissory notes that were amended April 15, 2002. The Company can prepay the loans in cash at any time. The Company can prepay the notes and accrued interest with common stock at its option after March 31, 2001. Stock issued in lieu of payment of the debt will be valued at 85% of the then market price. For the year ended December 31, 2002, the Company converted $257,865 of accrued interest into principal. During 2001, the Company had previously converted $222,417 of accrued interest into principal. On April 12, 2002, Cumberland Associates LLC agreed to extend the maturity date of these loans through July 1, 2003 and to lower the interest rate from 20% to 6%, if paid in cash, or 12% if paid in common stock. The Company recorded $16,215 of deferred financing charges relating to professional fees and $189,369 relating to consideration issued to the noteholders valued at $120 per share of the Company's common stock for each $1,000 face amount outstanding at maturity. The Company is currently accruing interest expense at 12%. Accordingly, the deferred financing costs and the unamortized financing charges are being amortized through July 1, 2003.

            It is currently the Company's intention to satisfy these obligations with shares of common stock upon their maturity.

(B)   8% Promissory Notes

      The 8% promissory notes consist of the following:

            On July 31, 2000, the Company established a $1,000,000 credit facility with a major existing investor. Initially, $500,000 was borrowed under the line, which was due on June 30, 2003. In December 2000, and January 2001, the Company borrowed under the credit facility an additional $400,000 and $100,000, respectively, due on December 31, 2003. In connection with the initial $500,000, the investor received five-year warrants to purchase 70,000 shares of the Company's common stock, exercisable at $3.00 per share. In connection with the $400,000, the investor received five-year warrants to purchase 80,000 shares of the Company's common stock exercisable at $1.25 per share. In connection with the $100,000, the investor received five-year warrants to purchase 20,000 shares of the Company's common stock at $1.25 per share. On April 12, 2002, the investor agreed to extend the maturity date of the $500,000

                 MILESTONE SCIENTIFIC INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H (concluded)

      to August 1, 2003. At the option of the Company, this $500,000 can be convertible into common stock. Accordingly, in connection with the extension, the unamortized debt discount is being amortized to August 1, 2003. On April 15, 2003, the investor agreed to extend the maturity date of the $500,000 and interest originally due December 31, 2003 to January 2, 2005. Accordingly, only $500,000 of loans have been recorded as long term debt in the accompanying consolidated financial statements.

      (c) During 2002, the Company issued a total of $1,185,000 promissory notes to an existing investor. The notes bear interest at 8% if paid in cash and 10% if paid in stock and mature on August 1, 2003. At the option of the Company, the principal and interest are payable on the maturity date in common stock. Additionally, the note will automatically convert into the Company's common stock if the Company issues 1,000,000 shares or raises at least $1,000,000 from the sale of equities prior to August 1, 2003, at the market price in that transaction but not less than $.50 per common share, or more than $2.00 per share. The Company is accruing interest at 10%.

NOTE I -- STOCK OPTION PLAN

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

      If the Company had elected to recognize compensation expense based upon the fair value at the grant date, consistent with the methodology prescribed by SFAS No. 123, pro forma net loss and net loss per share to common stockholders for the years ended December 31, 2002 and 2001 would have increased to the following pro forma amounts:

                                        December 31,
                                        ------------
                                    2002              2001
                                -----------       -----------
Net loss as reported            $(2,440,197)      $(3,991,580)
                                ===========       ===========
Pro forma net loss              $(2,664,814)      $(4,484,067)
                                ===========       ===========
Loss per share as reported      $      (.20)      $      (.36)
                                ===========       ===========
Pro forma loss per share        $      (.21)      $      (.40)
                                ===========       ===========

                 MILESTONE SCIENTIFIC INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I (continued)

      The weighted-average fair value of the individual options granted during 2002 and 2001 was estimated as .22 and $1.79, respectively, on the date of grant. The fair value for 2002 and 2001 was determined using a Black-Scholes option-pricing model with the following assumptions:

                                                December 31,
                                                ------------
                                          2002              2001
                                         -------           -------
Volatility                                   71%             92.0%
Risk-free interest rate                     4.5%              5.7%
Expected life                            5 years           5 years

            Stock option activity during 2002 and 2001 is summarized below:

                                               Shares of          Weighted-
                                             common stock         average
                                             attributable         exercise
                                              to options      price of options
                                             ------------     ----------------
Options outstanding at January 1, 2001          929,110           $   5.11
Granted                                         140,000               2.32
Forfeited                                      (139,844)              3.02
                                               --------
Options outstanding at December 31, 2001        929,266               5.16
Granted                                         173,000                .79
Forfeited                                      (360,422)              4.99
                                               --------
Options outstanding at December 31, 2002        741,844           $   4.08
                                               ========           ========

                 MILESTONE SCIENTIFIC INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I (concluded)

      The following table summarizes information concerning outstanding and exercisable options at December 31, 2002.

                                                   Remaining
                                    Number        Contractual         Number
       Exercises Prices           Outstanding     Life (Years)      Exercisable
       ----------------           -----------     ------------      -----------
            $  .5500                 50,000            4.0                  0
               .7500                 61,000            4.0             20,333
               .8750                 50,000            2.0                  0
              1.0000                 50,000            1.0                  0
              1.2000                 25,000            4.5                  0
              1.2500                  5,000            1.7              5,000
              1.2500                 10,000            4.8                  0
              1.5625                  5,000            0.7              5,000
              1.6100                 24,844            2.5             16,563
              1.8125                  7,000            2.1              4,666
              2.0000                 50,000            3.0                  0
              2.1875                 81,000            2.5             54,000
              2.5000                100,000            1.8            100,000
              2.5000                 80,000            3.6             26,667
              3.0000                 29,000            1.0             29,000
              3.0000                  4,500            1.5              4,500
              4.0000                  1,500            1.5              1,500
              5.0000                  1,500            1.5              1,500
              6.0000                  1,500            1.5              1,500
             16.0000                 50,000            0.0                  0
             16.5000                 25,000            0.3             25,000
             23.0000                 30,000            0.2             30,000
                                  ---------                         ---------
                                    741,844                           325,229
                                  =========                         =========

      The weighted-average exercise price of options exercisable at December 31, 2002 is $5.30.

      The Company charged $10,000 to operations during the year ended December 31, 2002, representing the fair market value of 150,000 stock options issued to a customer. Furthermore, the Company charged $197,649 to operations during the year ended December 31, 2001, representing the fair market value of 330,000 common stock purchase warrants issued to consultants.

                 MILESTONE SCIENTIFIC INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J -- EMPLOYMENT CONTRACT AND DEFERRED COMPENSATION

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

      In January 2002, in consideration for payment of the deferred compensation, the Company issued 625,000 units. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock. The warrants are exercisable at $.80 per share through January 31, 2003 and then at $1.00 per share through January 31, 2004 and thereafter at $2.00 per share through January 31, 2007. Furthermore, on April 1, 2003, the CEO has agreed to defer payment on $640,000 of additional compensation relating to his salary for 2002 and 2003 until January 2, 2005.

NOTE K -- SALES OF PROPHY ANGLES AND RELATED CONSULTING INCOME

      In November 2001, the Company sold certain tangible and intangible assets, rights and properties (which were fully amortized) relating to the SplatrFree(TM) prophy angle to Smart Health, Inc. for $55,000. In addition, the Company entered into a 12 month consulting agreement with Smart Health for $96,000. The Company recorded consulting income of $80,000 for the year ended December 31, 2002.

NOTE L -- INCOME TAXES

      Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 2002 and 2001 are as follows:

Current assets and liabilities                            2002             2001
                                                  ------------     ------------
   Allowance for doubtful accounts                $     18,000     $     22,000
   Inventory allowance                                  44,000           60,000
   Warrants issued to consultants                           --               --
   Other                                                    --               --
Valuation allowance                                    (62,000)         (82,000)
                                                  ------------     ------------
Current deferred tax asset                        $         --     $         --
                                                  ============     ============
Non-current assets and liabilities
   Depreciation                                   $    (60,000)    $   (540,000)
   Asset impairment charge                                  --               --
   Net operating loss carryforward                  14,000,000       13,600,000
   Warrants and options issued to consultants          598,000          423,000
   Accrued interest                                    347,000          177,000
   Deferred compensation                               128,000               --
                                                  ------------     ------------
                                                    15,013,000       13,660,000
Valuation allowance                                (15,013,000)     (13,660,000)
                                                  ------------     ------------
Non-current deferred tax asset (liability)        $         --     $         --
                                                  ============     ============

                 MILESTONE SCIENTIFIC INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L (continued)

      For the years ended December 31, 2002 and 2001 the valuation allowance increased by $1,353,000 and $2,038,000 respectively.

      As of December 31, 2002, the Company has Federal and State net operating loss carryforwards of approximately $36,000,000 that will be available to offset future taxable income, if any through December 2022. The utilization of the Company's net operating losses may be subject to a substantial limitation due to the "change of ownership provisions" under
      Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization. The Company has established a 100% valuation allowance to reserve for all of its net deferred tax assets due to the significant uncertainty that their benefit will be realized in the future.

NOTE M -- PRODUCT SALES AND SIGNIFICANT CUSTOMERS

      The Company's sales by product and by geographical region are as follows:

                                                             December 31,
                                                             ------------
                                                         2002            2001
                                                      ----------      ----------
The Wand(R) system kits                               $1,452,005      $1,828,801
The Wand(R) handpieces                                 2,402,396       1,948,769
Prophy angles                                                 --          71,592
Dental needles                                           181,236         168,169
Other                                                     38,369          76,379
                                                      ----------      ----------
                                                      $4,074,006      $4,093,710
                                                      ==========      ==========

Dental division                                       $3,892,069      $4,093,710
Medical division                                         181,937              --
                                                      ----------      ----------
                                                      $4,074,006      $4,093,710
                                                      ==========      ==========

United States                                         $3,174,930      $3,354,302
Canada                                                   215,722         173,729
Other foreign countries                                  683,354         565,679
                                                      ----------      ----------
                                                      $4,074,006      $4,093,710
                                                      ==========      ==========

      During the years ended December 31, 2002 and 2001, the Company had sales to one customer (a worldwide distributor of the Company's products based in South Africa) of approximately $566,000 and $410,000, respectively. This represented 14% and 10% the total net sales for 2002 and 2001, respectively. Accounts receivable from this customer amounted to approximately $157,000, representing 65% of net accounts receivable at December 31, 2002.

NOTE N -- COMMITMENTS AND CONTINGENCIES

      Lease Commitments

      The Company leases office space and warehouse facilities under noncancelable operating leases. These leases also provide for escalations of the Company's share of utilities and operating expenses, which expire through 2007.

      Aggregate minimum rental commitments under noncancelable operating leases are as follows:

Year Ending December 31,
------------------------
        2003                         $123,000
        2004                          104,000
        2005                           72,000
        2006                           66,000
        2007                           21,000
                                     --------
                                     $386,000
                                     ========

      For the years ended December 31, 2002 and 2001, rent expense amounted to approximately $108,000 and $103,000 respectively.

      Contract Manufacturing Agreement

      The Company has informal arrangements for the manufacture of The Wand(R) unit and system kit with Tricor Systems, Inc. ("Tricor") and for the manufacture of The Wand(R) disposable handpiece by Nypro Inc.

      The termination of the manufacturing relationship with any of the above manufacturers could have a material adverse effect on the Company's ability to produce and sell its products. Although alternate sources of supply exist and new manufacturing relationships could be established, the Company would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, whether or not as a result of termination of such a relationship, would adversely affect the Company.

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

      News USA had guaranteed 72,000 media placements during the 18-month term of the Agreement. In exchange for these services, the Company granted warrants to purchase 1,171,875 shares of common stock exercisable on the following dates and prices over the life of the Agreement: (1) $1.28 during the first 18 months, (2) $2.25 during the next year and (3) $3.00 during the next year.

      The Agreement provided for a termination clause in the fourth month if the Company's average closing stock price does not exceed $2.25 during the first ten days of the fourth month provided that the Company has received 24,000 publications. Accordingly, the remaining two-thirds of the warrants to purchase the Company's common stock would not become exercisable. However, the vendor can recommence producing the publications whenever the Company's average closing stock price for a ten day period exceeds $2.25. At the end of the ninth month, the vendors have the option to terminate the Agreement if the Company's stock price has not averaged $2.25 for a ten day period.

                 MILESTONE SCIENTIFIC INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N (continued)

      Upon termination, two-thirds of the warrants remaining to purchase the Company's common stock will be forfeited unless the vendors resume fulfilling one-half of their obligation in three months and the remaining obligation in the next six months.

      In March 2001, the Company initially recorded unearned advertising cost of $324,218 which represents the estimated fair value of the 390,625 of the warrants for one-third of the total warrants granted based on the 24,000 minimum placements. The unearned advertising cost is being amortized as publications are received by the Company over the minimum placements. As of December 31, 2002, unearned advertising cost was $278,017 and during the year ended December 31, 2002, the Company recorded $24,803 in advertising expenses relating to placements during the year. The estimated fair value of the remaining warrants to purchase 781,250 of the Company's common stock have not been recorded in the Company's consolidated financial statements due to the likelihood that the Agreement will not be fulfilled.

      As of December 31, 2002, News USA did not meet the guaranteed media placements and accordingly the unearned advertising cost of $278,017 was reversed.

NOTE O -- RELATED PARTY TRANSACTIONS

      The Company paid $137,500 and $72,500 during the years ended December 31, 2002 and December 31, 2001, respectively, to a law firm where one of the partners was previously on the Company's Board of Directors. At December 31, 2002 and 2001, the Company had accounts payable to the law firm of $389,181 and $302,866, respectively. On March 29, 2002, the Company entered into an agreement with the law firm deferring $272,866 of the accounts payable to January 2, 2003. The law firm and the former Director also participated in the February 2001 private placement, each purchasing $50,000 of 10% Senior Secured Promissory Notes and warrants to purchase 7,143 shares of the Company's Common Stock. The notes were extended to July 1, 2003.

      For the years ended December 31, 2002 and 2001, the Company paid $19,049 and $20,850 to the wife of Milestone's CEO. She was employed by Milestone to render professional services. At December 31, 2002, the Company had accounts payable totaling $32,000 to the Company's CEO and his wife.

NOTE P -- STOCKHOLDERS' DEFICIENCY

      In January 2001, Milestone entered into a three-year private equity line agreement with Hillgreen Investments Limited ("Hillgreen"), a British Virgin Islands corporation, pursuant to which Hillgreen is obligated to purchase, subject to the fulfillment of specified conditions, up to 2,100,000 shares of Milestone common stock over the next 36 months. Hillgreen has allocated $20,000,000 to fund its purchase obligations. The transaction was arranged by Jesup & Lamont Securities Corporation, a New York based investment banking firm. Milestone's right to draw upon this facility is subject to a number of limitations and conditions, including a limitation on the amounts sold to Hillgreen within specified periods. Subject to these and other conditions and limitations, Milestone will have full control over the timing of any financing under the equity line and is under no obligation to sell any shares to Hillgreen. Any shares that are sold will be priced at 87.5% of the volume weighted average market price of Milestone common stock during a fixed period prior to the sale. Milestone has discretion to establish a floor price below which shares will not be sold by Milestone to Hillgreen. At April 11, 2003, without any restrictions and based on the closing stock price, the maximum proceeds that the Company could receive would be approximately $478,000.

      In August 2002, the Company issued 200,000 shares of common stock in exchange for payment of $90,000 of outstanding legal fees.

                 MILESTONE SCIENTIFIC INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q -- SUBSEQUENT EVENTS

      On January 17, 2003, the Company's CEO provided the Company with a $57,322 short term loan for the express purpose of purchasing Wand(R) handpieces from the Company's supplier. The Company repaid the loan in full by February 7, 2003. On February 12, 2003, the CEO provided the Company with a $38,215 loan for the same purposes as above. The loan is payable on demand and $33,215 remains outstanding as of March 31, 2003.

      On February 13, 2003, the Company received $200,000 from an existing investor that matures on August 1, 2003. At the option of the Company, the note and interest can be paid in common stock.

      On April 7, 2003, the CEO provided the Company with an additional $35,000 to use for the express purpose of contributing towards the Company's increased insurance premium.