Form 10QSB
period 2003-03-31
MILESTONE SCIENTIFIC INC/NJ
filed 2003-05-20
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Yes |X| No |_|

As of May 20, 2003, the Registrant had a total of 12,633,370 shares of Common Stock, $.001 par value, outstanding.

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

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                                      INDEX

                                                                              PAGE
                                                                              ----
PART I.  FINANCIAL INFORMATION

         ITEM 1. Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets
                    March 31, 2003 (Unaudited) and December 31, 2002             4

                 Condensed Consolidated Statements of Operations
                    Three Months Ended March 31, 2003 and 2002 (Unaudited)       5

                 Condensed Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 2003 and 2002 (Unaudited)     6-7

                 Notes to Condensed Consolidated Financial Statements         8-12

         ITEM 2. Management's Discussion and Analysis or Plan of Operations  13-17

         ITEM 3  Controls and Procedures                                        18

PART II. OTHER INFORMATION

         ITEM 6. Exhibits and Reports on Form 8-K                               19

SIGNATURES                                                                      20

CERTIFICATIONS                                                               21-22

EXHIBITS

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      March 31, 2003 and December 31, 2002

                                                                                      March 31, 2003          December 31, 2002
                                                                                       (Unaudited)                (Audited)
ASSETS
CURRENT ASSETS:
   Cash                                                                                $        534             $      9,683
   Accounts receivable, net of allowance for doubtful accounts at March 31,                 614,415                  239,435
      2003 and December 31, 2002 of $49,120 and $46,152, respectively
   Inventories                                                                              107,497                  119,291
   Advances to contract manufacturer                                                        300,000                  300,000
   Deferred debt financing costs, net                                                        80,527                  159,877
   Prepaid expenses                                                                          38,522                   64,952
                                                                                       ------------             ------------
         Total current assets                                                             1,141,495                  893,238
EQUIPMENT, net                                                                              213,128                  227,207
ADVANCES TO CONTRACT MANUFACTURER-- Long term                                                61,854                   87,935
OTHER ASSETS                                                                                 32,333                   32,333
                                                                                       ------------             ------------
         Total                                                                         $  1,448,810             $  1,240,713
                                                                                       ============             ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
   Account payable, including $35,150 and $32,000 to related parties at
      March 31, 2003 and December 31, 2002, respectively                               $  1,451,813             $  1,269,523
   Accrued expenses                                                                         145,498                   86,492
   Accrued interest                                                                         207,579                  169,519
   Note payable                                                                           4,877,561                4,581,708
   Notes payable-officer/stockholder                                                          1,215                       --
                                                                                       ------------             ------------
         Total current liabilities                                                        6,683,666                6,107,242
Accrued interest                                                                            162,264                  139,323
Deferred compensation payable to officer/stockholder                                        400,000                  320,000
Notes payable                                                                               485,068                  480,091
Notes payable -- officer/stockholder                                                        332,000                  300,000
                                                                                       ------------             ------------
         Total liabilities                                                                8,062,998                7,346,656
                                                                                       ------------             ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
   Common stock, par value $.001; authorized,
      25,000,000 shares; 12,733,370 shares issued                                            12,733                   12,733
   Additional paid-in capital                                                            36,599,607               36,599,607
   Accumulated deficit                                                                  (42,295,012)             (41,786,767)
   Unearned compensation                                                                    (20,000)                 (20,000)
   Treasury stock, at cost, 100,000 shares                                                 (911,516)                (911,516)
                                                                                       ------------             ------------
        Total stockholders' deficiency                                                   (6,614,188)              (6,105,943)
                                                                                       ------------             ------------
         Total                                                                         $  1,448,810             $  1,240,713
                                                                                       ============             ============

See Notes to Condensed Consolidated Financial Statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                                     Three Months Ended
                                                            March 31, 2003       March 31, 2002
Net sales                                                    $  1,125,725         $  1,021,588
Cost of sales                                                     549,084              466,015
                                                             ------------         ------------

Gross profit                                                      576,641              555,573
                                                             ------------         ------------

Selling, general and administrative expenses                      758,981              897,276
Charge in connection with the closing of
   Deerfield, IL facility                                          52,723                   --
Research and development expenses                                  32,001               30,295
                                                             ------------         ------------

         Totals                                                   843,705              927,571
                                                             ------------         ------------

Loss from operations                                             (267,064)            (371,998)

Other income                                                           --               24,000
Interest, net                                                    (241,181)            (172,213)
                                                             ------------         ------------

Net loss                                                     $   (508,245)        $   (520,211)
                                                             ============         ============

Loss per share - basic and diluted                           $       (.04)        $       (.04)
                                                             ============         ============

Weighted average shares outstanding-basic and diluted          12,633,370           12,096,204
                                                             ============         ============

See Notes to Condensed Consolidated Financial Statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                                                        2003           2002
                                                                                     ---------      ---------
Cash flows from operating activities:
     Net loss                                                                        $(508,245)     $(520,211)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                    9,331         12,203
         Amortization of debt discount and deferred financing costs                    101,701         26,614
         Loss on disposal of fixed assets                                               11,248             --
         Changes in operating assets and liabilities:
              Increase in accounts receivable                                         (374,980)        (5,963)
              Decrease in inventories                                                   11,794         39,195
              Decrease in advances to contract manufacturer                             26,081         52,308
              (Increase) decrease in prepaid expenses                                   26,430        (18,980)
              Decrease in other assets                                                      --           (596)
              Increase (decrease) in accounts payable                                  182,290         (9,690)
              Increase in accrued interest                                             139,480        145,599
              Increase in accrued expenses                                              59,006         63,467
              Increase in deferred compensation                                         80,000         80,000
                                                                                     ---------      ---------
                  Net cash used in operating activities                               (235,864)      (136,054)
                                                                                     ---------      ---------

Cash flows from investing activities-payment for capital expenditures                   (6,500)        (1,184)
                                                                                     ---------      ---------

Cash flows from financing activities:
     Proceeds from note payable - officer/stockholder                                   95,537             --
     Payments to note payable - officer/stockholder                                    (62,322)            --
     Proceeds from line of credit                                                           --        150,000
     Proceeds from issuance of notes payable                                           200,000             --
                                                                                     ---------      ---------

                  Net cash provided by financing activities                            233,215        150,000
                                                                                     ---------      ---------

     NET INCREASE (DECREASE) IN CASH                                                    (9,149)        12,762
Cash, beginning of period                                                                9,683         15,742
                                                                                     ---------      ---------
Cash, end of period                                                                  $     534      $  28,504
                                                                                     =========      =========

See Notes to Condensed Consolidated Financial Statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

Supplemental schedule of noncash financing activities:

In March 2003, pursuant to the 6%/12% promissory note agreements, the Company converted $78,479 of accrued interest into additional principal.

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

            These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in the December 31, 2002 consolidated financial statements.

            In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of March 31, 2003 and the results of operations for the three months ended March 31, 2003 and 2002.

            The results reported for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results of operations which may be expected for a full year.

Note 2 - Basis of presentation:

            The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of approximately $508,000 and $520,000 and negative cash flows from operating activities of approximately $236,000 and $136,000 during the three months ended March 31, 2003 and 2002, respectively. As a result, the Company had a cash balance of approximately $500, a working capital deficiency of approximately $5,542,000 and a stockholders' deficiency of approximately $6,614,000 as of March 31, 2003. These matters initially raised substantial doubt about the Company's ability to continue as a going concern. Management believes that its initial concerns about the Company's ability to continue as a going concern have been alleviated by recent actions taken by the Company as well as management's plans which are discussed below.

            Further, management believes that, in the absence of a substantial increase in revenue, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least March 31, 2004 and that the Company will need to obtain additional equity or debt financing, as well as to continue its ability to defer its obligations, to sustain its operations until it can expand its customer base and achieve profitability, if ever.

            The Company has taken certain steps in order to reduce its operating expenses and utilization of cash. These steps include, amongst others, the following:

            o Commencing in 2001 and continuing through 2003, the Company reconfigured its sales force. The Company went from maintaining a large internal sales force to utilizing independent sales representatives and distributors.

            o The Company reduced administrative personnel and telemarketers by approximately ten people.

            o On January 31, 2003, the Company completed the closing of the Deerfield, IL facility. The customer support, service and other back-office functions previously conducted, in whole or in part, at this location were consolidated into the Company's New Jersey location. The receiving,

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  shipping and storage functions, which were also previously done at this location, are now outsourced to an independent warehouse located in Pennsylvania.

            o     Obtained an agreement from its Chief Executive
                  Officer/Stockholder to defer 2002 and 2003 compensation, aggregating $640,000 until January 2005.

            o Restructured and extended the maturity dates of its debt obligations. Further, as part of the debt restructuring, the Company obtained agreements from certain of its noteholders enabling it to convert debt and related interest aggregating $5,008,994 at March 31, 2003 into shares of common stock. It is the Company's intention to have this conversion completed sometime during the third quarter of 2003.

            o Obtained an agreement from one of its attorneys to convert an additional $160,000 of the amount owed into shares of common stock.

            o During February 2003, the Company received a $200,000 note payable from an existing investor. The note is convertible into shares of common stock, at the Company's option, which it plans to do during the third quarter of 2003.

            In addition, in April 2003, the Company received an additional $900,000 line of credit from the same investor, which is scheduled to mature on January 1, 2005, unless extended. $200,000 was drawn down from the line during April 2003.

            The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Loss per share:

            Basic loss per common share is computed using the weighted average number of common shares outstanding.

            Options and warrants to purchase 3,145,458 and 4,415,855 shares of common stock were outstanding as of March 31, 2003 and 2002, respectively, but were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

Note 4 - Notes payable to officer/stockholder:

            Notes payable to officer/stockholder represent three obligations payable to the Company's Chief Executive Officer ("CEO"), consisting of (i) $200,000 note payable, with interest payable at 9% per annum and having an original due date of January 2, 2003, (ii) a $100,000 line of credit with interest payable at 6% per annum having an original due date of April 2, 2003, and (iii) a $33,215 note payable on demand with interest payable at 6% per annum. On April 1, 2003, the $200,000 and $100,000 notes were extended to April 1, 2004. On April 15, 2003, $32,000 of the $33,215 notes payable was extended to January 2, 2005.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

            On January 17, 2003, the Company's CEO provided the Company with a $57,322 short term loan for the express purpose of purchasing Wand(R) handpieces from the Company's supplier. The Company repaid the loan in full by February 7, 2003. On February 12, 2003, the CEO provided the Company with a $38,215 loan for the same purposes as above. $33,215 remains outstanding as of March 15, 2003.

Note 5 - Notes payable:

      6%/12% Promissory Notes

      (A) The 6%/12% Promissory Notes consist of the following issuances:

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

            (ii) In August 2000, the Company borrowed $1,000,000 which consists of two loans from two funds managed by Cumberland Associates LLC, and bear interest at 20% per year and payable in cash or through the issuance of additional 20% notes on which both interest and principal are payable. The loans are secured by substantially all assets of the Company and are subordinated to the 6%/12% senior secured promissory notes that were amended April 15, 2002. The Company can prepay the loans in cash at any time. The Company can prepay the notes and accrued interest with common stock at its option. Stock issued in lieu of payment of the debt will be valued at 85% of the then market price. For the year ended December 31, 2002, the Company converted $257,865 of accrued interest into principal. During 2001, the Company had previously converted $222,417 of accrued interest into principal. On April 12, 2002, Cumberland Associates LLC agreed to extend the maturity date of these loans through July 1, 2003 and to lower the interest rate from 20% to 6%, if paid in cash, or 12% if paid in common stock. The Company recorded $16,215 of deferred financing charges relating to professional fees and $189,369 relating to consideration issued to the noteholders valued at $120 per share of the Company's common stock for each $1,000 face amount outstanding at maturity. The Company is currently accruing interest expense at 12%. Accordingly, the deferred financing costs and the unamortized financing charges are being amortized through July 1, 2003.

                  It is currently the Company's intention to satisfy these obligations with shares of common stock upon their maturity.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

            On May 9, 2003, Milestone was served with a Breach of Contract Complaint. In the complaint, the plaintiff, Korman/Lender Management (landlord of the facility in Deerfield, IL) seeks damages of $17,755 plus costs, including attorney's fees, interest and continuing rental obligation. The Company is in the process of preparing a response.

Note 7 - Employee Stock Option Plan

            As of March 31, 2003, there were 698,344 outstanding options granted under the Milestone 1997 Stock Option Plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                    Three Months Ended March
                                                                      2003             2002
                                                                  -----------      -----------
            Net loss, as reported                                 $  (508,245)     $  (520,211)
            Deduct: Total stock-based employee compensation
            expenses determined under fair value based method
            for all awards                                             56,154          123,121
                                                                  -----------      -----------

            Net loss, pro forma                                   $  (564,399)     $  (643,332)
                                                                  ===========      ===========

            Loss per share:
                 Basic-as reported                                $      (.04)     $      (.04)
                                                                  ===========      ===========
                 Basic-pro forma                                  $      (.04)     $      (.04)
                                                                  ===========      ===========

                 Diluted-as reported                              $      (.04)     $      (.04)
                                                                  ===========      ===========
                 Diluted-pro forma                                $      (.04)     $      (.04)
                                                                  ===========      ===========

Note 8 - Closing of Deerfield, IL Facility

            In December 2002, Milestone initiated the transition of its customer service office to its corporate headquarters in Livingston, New Jersey and its distribution and logistics center to a third party, Design Centre of York, Pennsylvania. The resulting closing of the Deerfield location was completed during January 2003. The net book value of the facility's fixed assets transferred or disposed during January 2003 was $41,425 and $11,248, respectively.

ITEM 2. Management's Discussion and Analysis or Plan of Operations

Summary of Significant Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivables, inventories, advances to our contract manufacturer, stock based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Overview

      Milestone achieved a 28% reduction in its loss from operations for the three months ended March 31, 2003 when compared to the same period in 2003. The results include approximately $50,000 in expenses relating to the Company's shutdown of its facility and reflect Milestone's concentrated effort to drastically reduce its overhead while slowly growing its user base in the dental market and introducing the Wand(R) technology in a variety of medical disciplines.

      The net loss for the three months ended March 31, 2003 was relatively equivalent to the loss reported for the three months ended March 31, 2002 as the strides achieved in operations were primarily offset by higher interest expenses, the majority payable in stock.

Statement of Operations

 Three months ended March 31, 2003 compared to Three months ended March 31, 2002

      Net sales for the three months ended March 31, 2003 and 2002 were $1,125,725 and $1,021,588, respectively. The $104,137 or 10.2% increase is primarily related to a $76,900 increase in domestic revenue and a $27,200 increase in sales to foreign distribution. The increase in domestic revenue include a 28% or $49,000 increase in CompuDent(TM) sales and a 13% or $54,000 increase in domestic sales of the Wand(R) handpieces. The domestic sales increase was partially offset by an approximate $19,300 decrease in CompuMed(TM) sales.

      Cost of sales for the three months ended March 31, 2003 and 2002 were $549,084 and $466,015, respectively. The $83,069 increase is attributable primarily to higher sales volume.

      For the three months ended March 31, 2003, the Company generated a gross profit of $576,641 or 51.2% as compared to a gross profit of $555,573 or 54.4% for the three months ended March 31, 2002. The decrease in gross profit percentage is primarily attributable to increased sales to foreign distributors. Sales to foreign distributors are of higher volume but at a reduced margin.

      Selling, general and administrative expenses for the three months ended March 31, 2003 and 2002 were $758,981 and $897,276, respectively. The $138,295 decrease is attributable primarily to an approximate $116,000 decrease in expenses associated with the sale and marketing of the Wand(R) technology and a $25,400 decrease in professional and consulting fees.

      The Company incurred costs totaling $52,723 relating to the closure of its Deerfield, IL facility and the transporting of its fixed assets to the Company's corporate office and its logistic company. The loss from the disposal of fixed assets at this location and included in the shutdown cost was $11,248.

      Research and development expenses for the three months ended March 31, 2003 and 2002 were $32,001 and $30,295, respectively. These cost are associated with the development of the Company's safety needle.

      The loss from operations for the three months ended March 31, 2003 and 2002 were $267,064 and $371,998, respectively. The $104,934 decrease in loss from operations is explained above. The Company generated $24,000 in other income for the three months ended March 31, 2002 as a result of a consulting contract which expired in October 2002.

      The Company incurred interest expense of $241,181 for the three months ended March 31, 2003 as compared to $172,213 for the three months ended March 31, 2002. The increase is attributable to higher average borrowings in 2003.

      The net loss for the three months ended March 31, 2003 was $508,245 as compared to a net loss of $520,211 for the three months ended March 31, 2002. The $11,966 decrease in net loss is explained above.

Liquidity and Capital Resources

      The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of approximately $508,000 and $520,000 and negative cash flows from operating activities of approximately $236,000 and $136,000 during the three months ended March 31, 2003 and 2002, respectively. As a result, the Company had a cash balance of approximately $500, a working capital deficiency of approximately $5,542,000 and a stockholders' deficiency of approximately $6,614,000 as of March 31, 2003. These matters initially raised substantial doubt about the Company's ability to continue as a going concern. Management believes that its initial concerns about the Company's ability to continue as a going concern have been alleviated by recent actions taken by the Company as well as management's plans which are discussed below.

      Further, management believes that, in the absence of a substantial increase in revenue, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least March 31, 2004 and that the Company will need to obtain additional equity or debt financing, as well as to continue its ability to defer its obligations, to sustain its operations until it can expand its customer base and achieve profitability, if ever.

      To date, the Company has taken certain steps in order to reduce its operating expenses and utilization of cash. These steps include, amongst others, the following:

      o Commencing in 2001 and continuing through 2003, the Company reconfigured its sales force. The Company went from maintaining a large internal sales force to utilizing independent sales representatives and distributors.

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

      o Obtained an agreement from its Chief Executive Officer/Stockholder to defer 2002 and 2003 compensation, aggregating $640,000 until January 2005.

      o Restructured and extended the maturity dates of its debt obligations. Further, as part of the debt restructuring, the Company obtained agreements from certain of its noteholders enabling it to convert debt and related interest aggregating $5,008,994 at March 31, 2003 into shares of common stock. It is the Company's intention to have this conversion completed sometime during the third quarter 2003.

      o Obtained an agreement from one of its attorneys to convert an additional $160,000 of the amount owed into shares of common stock.

      o During February 2003, the Company received a $200,000 note payable from an existing investor. The note is convertible into shares of common stock, at the Company's option, which it plans to do during the third quarter of 2003.

      In addition, April 2003, the Company received an additional $900,000 line of credit from the same investor, which is scheduled to mature on January 1, 2005, unless extended. $200,000 was drawn down from the line during April 2003.

      For the three months ended March 31, 2003, the Company's net cash used in operating activities was $235,864. This was attributable primarily to a net loss of $508,245 adjusted for noncash items of $122,280 (of which $101,701 was for amortization of debt discount and deferred financing costs); a $374,980 increase in accounts receivable; an $11,794 decrease in inventories; a $26,081 decrease in advances to contract manufacturer; a $26,430 decrease in prepaid expenses; an increase in accrued expenses of $59,006; a $139,480 increase in accrued interest; a $182,290 increase in accounts payable; and an $80,000 increase in deferred compensation.

      For the three months ended March 31, 2003, the Company used $6,500 in investing activities for capital expenditures.

      For the three months ended March 31, 2003, the Company generated $233,215 from financing activities as it issued promissory notes to an existing investor totaling $200,000, and incurred $33,215 of net borrowings from its Chief Executive Officer.

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

      On May 9, 2003, Milestone was served with a Breach of Contract Complaint. In the complaint, the plaintiff, Korman/Lender Management (landlord of the facility in Deerfield, IL) sued for $17,755 plus costs, including attorney's fees, interest and continuing rental obligation. The Company is in the process of preparing a response.

OTHER MATTERS - AMERICAN STOCK EXCHANGE

      On May 2, 2002, Milestone received a letter from the American Stock Exchange advising that the Company have fallen below the stockholders' equity criterion and requesting the submission of a recovery plan detailing any actions taken, or planned to be taken within the next 18 months to bring the Company into compliance. On June 10, 2002, the Company submitted a detailed recovery plan to the American Stock Exchange showing how Milestone expects to achieve stockholder equity of $4,000,000 by December 31, 2003. In response, the Company received informal advice from the American Stock Exchange that in view of the expected loss in 2002, Milestone needed to demonstrate how the Company will achieve $6,000,000 in stockholders' equity by the end of 2003. On August 14, 2002, a supplemental plan demonstrating how Milestone expects to meet these requirements was submitted. On August 23, 2002, the American Stock Exchange advised the Company that they had determined that the plan makes a reasonable demonstration of Milestone's ability to regain compliance with the continued listing standards by the conclusion of the plan period at the end of 2003. The continued listing of Milestone's securities on the American Stock Exchange during this period will be subject to periodic reviews by the Exchange. Failure to show progress consistent with the plan or to regain compliance by the end of the plan period could still result in the Milestone being delisted. In the event that Milestone's securities are delisted from the American Stock Exchange, trading, if any, in the common stock and warrants would be conducted in the over the counter market in the so-called "pink sheets" or on the NASD's "OTC Bulletin Board." Consequently the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts and new media coverage of Milestone, and lower prices for Milestone's securities than might otherwise be obtained.

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

ITEM 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            10.26 - Letter from Leonard Osser, dated April 15, 2003 deferring payment.

            10.27 - Letter from Morse, Zelnick, Rose & Lander LLP deferring payment.

            10.28 - Line of Credit for 900,000 and extension of 500,000 line of credit, dated April 15, 2003.

            99.1 - Certification of Chief Executive Officer, pursuant to 18
                   W.S.C. Section 1350

            99.2 - Certification of Chief Financial Officer, pursuant to 18
                   W.S.C. Section 1350

      (b)   Reports on Form 8-K:

            On April 16, 2003, the Registrant filed a report on Form 8-K regarding its issuance of a press release announcing financial results for the fiscal year ended December 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned

                                        MILESTONE SCIENTIFIC INC.
                                        Registrant


                                        /s/ Leonard Osser
                                        ----------------------------------------
                                        Leonard Osser Chairman and
                                        Chief Executive Officer


                                        /s/ Thomas M. Stuckey
                                        ----------------------------------------
                                        Thomas M. Stuckey, Vice President and
                                        Chief Financial Officer

Dated: May 20, 2003

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

      Date: May 20, 2003


/s/ Leonard Osser
    --------------------------

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

      Date: May 20, 2003


/s/ Thomas M. Stuckey
    --------------------------

Thomas M. Stuckey
Chief Financial Officer