Form 10QSB
period 2003-06-30
MILESTONE SCIENTIFIC INC/NJ
filed 2003-08-19
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-14053

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

Yes |X| No |_|

As of August 17, 2003, the Registrant had a total of 12,633,370 shares of Common Stock, $.001 par value, outstanding.

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

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                                    I N D E X

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

         ITEM 1. Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets
                 June 30, 2003 (Unaudited) and December 31, 2002               4

                 Condensed Consolidated Statements of Operations
                 Three and Six Months Ended June 30, 2003 and 2002
                 (Unaudited)                                                   5

                 Condensed Consolidated Statements of Cash Flows
                 Three and Six Months Ended June 30, 2003 and 2002
                 (Unaudited)                                                 6-7

                 Notes to Condensed Consolidated Financial Statements       8-13

         ITEM 2. Management's Discussion and Analysis or Plan of
                 Operations                                                14-19

         ITEM 3  Controls and Procedures                                      20

PART II. OTHER INFORMATION

         ITEM 6. Exhibits and Reports on Form 8-K                             21

SIGNATURES                                                                    22

CERTIFICATIONS

EXHIBITS

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       June 30, 2003 and December 31, 2002

                                                                                    June 30, 2003      December 31, 2002
                                                                                     (Unaudited)
ASSETS
CURRENT ASSETS:
      Cash                                                                           $     28,467         $      9,683
      Accounts receivable, net of allowance for doubtful accounts at June 30,
         2003 and December 31, 2002 of $40,220 and $46,152, respectively                  608,953              239,435
       Inventories                                                                        157,383              119,291
       Advances to contract manufacturer                                                  284,052              300,000
       Deferred debt financing costs, net                                                  11,275              159,877
       Prepaid expenses                                                                    21,397               64,952
                                                                                     ------------         ------------
                      Total current assets                                              1,111,527              893,238
EQUIPMENT, net                                                                            212,835              227,207
ADVANCES TO CONTRACT MANUFACTURER -- Long term                                                 --               87,935
DEFERRED DEBT FINANCING-Long term                                                           2,385                   --
OTHER ASSETS                                                                               32,333               32,333
                                                                                     ------------         ------------
                      Totals                                                         $  1,359,080         $  1,240,713
                                                                                     ============         ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
       Account payable, including $11,594 and $32,000 to related parties
            at June 30, 2003 and December 31, 2002, respectively                     $  1,540,330         $  1,269,523
       Accrued expenses                                                                    97,888               86,492
       Accrued interest                                                                   313,543              169,519
       Note payable                                                                     4,976,666            4,581,708
       Notes payable-officer/stockholder                                                  326,215                   --
                                                                                     ------------         ------------
                 Total current liabilities                                              7,254,642            6,107,242
Accrued interest                                                                          117,139              139,323
Deferred compensation payable to officer/stockholder                                      480,000              320,000
Notes payable                                                                             725,622              480,091
Notes payable -- officer/stockholder                                                       32,000              300,000
                                                                                     ------------         ------------
                 Total liabilities                                                      8,609,403            7,346,656
                                                                                     ------------         ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
       Common stock, par value $.001; authorized,
             25,000,000 shares; 12,733,370 shares issued                                   12,733               12,733
       Additional paid-in capital                                                      36,614,029           36,599,607
       Accumulated deficit                                                            (42,945,569)         (41,786,767)
       Unearned compensation                                                              (20,000)             (20,000)
       Treasury stock, at cost, 100,000 shares                                           (911,516)            (911,516)
                                                                                     ------------         ------------
               Total stockholders' deficiency                                          (7,250,323)          (6,105,943)
                                                                                     ------------         ------------
                 Totals                                                              $  1,359,080         $  1,240,713
                                                                                     ============         ============

See Notes to Condensed Consolidated Financial Statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                           Three Months Ended                         Six Months Ended
                                                      June 30,             June 30,             June 30,             June 30,
                                                        2003                 2002                 2003                 2002
                                                        ----                 ----                 ----                 ----
Net sales                                           $  1,008,965         $  1,160,129         $  2,134,690         $  2,181,717
Cost of sales                                            499,337              515,756            1,048,421              981,771
                                                    ------------         ------------         ------------         ------------

Gross Profit                                             509,628              644,373            1,086,269            1,199,946
                                                    ------------         ------------         ------------         ------------

Selling, general and administrative expenses             841,435              937,932            1,600,415            1,835,208
Charge in connection with the closing of the
    Deerfield, IL facility                                13,150                   --               65,873                   --
Research and development expenses                         51,091               15,084               83,092               45,379
                                                    ------------         ------------         ------------         ------------

                               Totals                    905,676              953,016            1,749,380            1,880,587
                                                    ------------         ------------         ------------         ------------

Loss from operations                                    (396,048)            (308,643)            (663,111)            (680,641)

Other income                                                  --               24,000                   --               48,000
Interest, net                                           (254,510)            (217,567)            (495,691)            (389,780)
                                                    ------------         ------------         ------------         ------------

Net loss                                            $   (650,558)        $   (502,210)        $ (1,158,802)        $ (1,022,421)
                                                    ============         ============         ============         ============

Loss per share - basic and diluted                  $       (.05)        $       (.04)        $       (.09)        $       (.08)
                                                    ============         ============         ============         ============
Weighted average shares outstanding - basic
     and diluted                                      12,633,370           12,245,870           12,633,370           12,171,450
                                                    ============         ============         ============         ============

See Notes to Condensed Consolidated Financial Statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                                                            2003                2002
                                                                                        -----------         -----------
Cash flows from operating activities:
     Net loss                                                                           $(1,158,802)        $(1,022,421)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                        18,074              28,419
         Amortization of debt discount and deferred financing costs                         213,640             129,999
         Loss on disposal of fixed assets                                                    11,248                  --
         Amortization of advertising costs                                                       --              17,616
         Changes in operating assets and liabilities:
              Increase in accounts receivable                                              (369,518)            (38,735)
              (Increase) decrease in inventories                                            (38,092)             46,652
              Decrease in advances to contract manufacturer                                 103,883             113,490
              (Increase) decrease in prepaid expenses                                        43,555              (9,987)
              Increase in other assets                                                           --             (19,971)
              Increase in accounts payable                                                  270,807             126,978
              Increase in accrued interest                                                  282,049             259,781
              Increase (decrease) in accrued expenses                                        11,396              (8,033)
              Increase in deferred compensation                                             160,000             160,000
                                                                                        -----------         -----------
                  Net cash used in operating activities                                    (451,760)           (216,212)
                                                                                        -----------         -----------

Cash flows from investing activities-payment for capital expenditures                       (14,950)            (21,440)
                                                                                        -----------         -----------

Cash flows from financing activities:
     Proceeds from note payable - officer/stockholder                                       130,537            (114,960)
     Payments to note payable - officer/stockholder                                         (72,322)                 --
     Proceeds from issuance of notes payable                                                450,000             400,000
     Payments for deferred financing costs                                                  (22,721)            (40,538)
                                                                                        -----------         -----------

                  Net cash provided by financing activities                                 485,494             244,502
                                                                                        -----------         -----------

NET INCREASE IN CASH                                                                         18,784               6,850
Cash, beginning of period                                                                     9,683              15,742
                                                                                        -----------         -----------
Cash, end of period                                                                     $    28,467         $    22,592
                                                                                        ===========         ===========

See Notes to Condensed Consolidated Financial Statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

Supplemental schedule of noncash financing activities:

In June 2003, the Company granted warrants to purchase 160,256 shares of common stock (with an estimated fair value of $14,423) in connection with a $50,000 credit facility provided by a major existing investor. This resulted in an initial increase to debt discount and to additional paid-in capital.

During the six months ended June 30, 2003, pursuant to the 6%/12% promissory note agreements, the Company converted $160,211 of accrued interest into additional principal.

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

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Summary of accounting policies:

      The unaudited condensed consolidated financial statements of Milestone Scientific Inc. and Subsidiaries (the "Company" or "Milestone") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of June 30, 2003 and the results of operations for the three and six months ended June 30, 2003 and 2002.

      The results reported for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results of operations which may be expected for a full year.

Note 2 - Basis of presentation:

      The accompanying condensed consolidated financial statements have been prepared assuming Milestone will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, Milestone incurred net losses of approximately $1,159,000 and $1,022,000 and negative cash flows from operating activities of approximately $452,000 and $216,000 during the six months ended June 30, 2003 and 2002, respectively. As a result, Milestone had a cash balance of only approximately $28,000, a working capital deficiency of approximately $6,143,000 and a stockholders' deficiency of approximately $7,250,000 as of June 30, 2003. These matters raise substantial doubt about Milestone's ability to continue as a going concern. Management believes that its initial concerns about the Company's ability to continue as a going concern have been alleviated by recent actions taken by Milestone as well as management's plans which are discussed below.

      Further, management believes that, in the absence of a substantial increase in revenue, it is probable that Milestone will continue to incur losses and negative cash flows from operating activities through at least June 30, 2004 and that the Company will need to obtain additional equity or debt financing, as well as to continue its ability to defer its obligations, to sustain its operations until it can expand its customer base and achieve profitability, if ever.

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

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

      o Restructured and extended the maturity dates of its debt obligations. Further, as part of the debt restructuring, the Company obtained agreements from certain of its noteholders enabling it to convert debt and related interest aggregating approximately $5,239,000 at June 30, 2003 into shares of common stock. On July 1, 2003, the Company received the necessary approval from convertible debt holders to extend the maturity date of certain obligations until September 20, 2003. It is the Company's intention to have this conversion completed sometime during the third quarter of 2003.

      o Obtained an agreement from one of its attorneys to convert an additional $160,000 of the amount owed into shares of common stock.

      o During February 2003, the Company received a $200,000 note payable from an existing investor which was scheduled to mature on August 1, 2003. The note is convertible into shares of common stock, at the Company's option, which it plans to do during the third quarter of 2003. On July 1, 2003, the noteholder agreed to extend the note payable to September 20, 2003.

      o In April 2003, the Company received an additional $900,000 8% line of credit from the same investor, which is scheduled to mature on January 1, 2005, unless extended. $200,000 was drawn down from the line during April 2003. Subsequent drawn down were $25,000 and $75,000 in July and August, respectively.

      o On June 2, 2003, the Company received an additional $50,000 6% note payable with warrants attached from a stockholder. The note is scheduled to mature in November 2004 and is convertible to stock at the Company's option.

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

      Options and warrants to purchase 3,265,814 and 4,415,855 shares of common stock were outstanding as of June 30, 2003 and 2002, respectively, but were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - Significant Customer:

      The Company had one foreign customer who accounted for approximately 22% of its net sales for the three and six months ended June 30, 2003 and approximately 16% and 17%, respectively, for the three and six months ended June 30, 2002. At June 30, 2003, receivables from this customer were approximately 68% of the Company's total accounts receivable.

Note 5 - Notes payable to officer/stockholder:

      Notes payable to officer/stockholder represent six obligations payable to the Company's Chief Executive Officer ("CEO"), consisting of (i) $200,000 note payable, with interest payable at 9% per annum and having an original due date of January 2, 2003, (ii) a $100,000 line of credit with interest payable at 6% per annum having an original due date of April 2, 2003, and
      (iii) a $33,215 note payable on demand with interest payable at 6% per annum. On April 1, 2003, the $200,000 and $100,000 notes were extended to April 1, 2004. On April 15, 2003, $32,000 of the $33,215 notes payable was extended to January 2, 2005.

      On January 17, 2003, the Company's CEO provided the Company with a $57,322 short term loan for the express purpose of purchasing Wand(R) handpieces from the Company's supplier. The Company repaid the loan in full by February 7, 2003. On February 12, 2003, the CEO provided the Company with a $38,215 loan for the same purposes as above and $23,215 remains outstanding as of August 15, 2003.

Note 6- Notes payable:

      6%/12% Promissory Notes

      (A) The 6%/12% Promissory Notes consist of the following issuances:

      (i) On June 16, 2001, the Company restructured its obligations to the holders of its 10% Senior Secured Promissory Notes. Under the terms of the agreement, each of the noteholders agreed to exchange their 10% Notes for a new, zero coupon note (the "Zero Coupon Note").

            As a result of the Company initially restructuring its obligations, the unamortized portion of the debt discount and deferred financing costs were amortized through June 30, 2002. The significant terms of the Restructuring Debt were (i) modification of the interest rate
            (ii) granting the company the option to pay the debt with shares of common stock and (iii) repricing the warrants which were previously issued to the shareholders back to the initial exercise price of $1.75 per share.

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

            Further, on July 1, 2003, the holders additionally agreed to extend the promissory notes to September 20, 2003.

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

            For the six months June 30, 2003 and 2002, the Company converted into principal, accrued interest of $160,211 and $128,545, respectively.

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

      (B) 8% Promissory Notes

      The 8% promissory notes consist of the following:

            On July 31, 2000, the Company established a $1,000,000 credit facility with a major existing investor. Initially, $500,000 was borrowed under the line, which was due on June 30, 2003. In December 2000, and January 2001, the Company borrowed under the credit facility an additional $400,000 and $100,000, respectively, due on December 31, 2003. In connection with the initial $500,000, the investor received five-year warrants to purchase 70,000 shares of the Company's common stock, exercisable at $3.00 per share. In connection with the $400,000, the investor received five-year warrants to purchase 80,000 shares of the Company's common stock exercisable at $1.25 per share. In connection with the $100,000, the investor received five-year warrants to purchase 20,000 shares of the Company's common stock at $1.25 per share. On April 12, 2002, the investor agreed to extend the maturity date of the $500,000 to August 1, 2003. At the option of the Company, this $500,000 can be convertible into common stock. Accordingly, in connection with the extension, the unamortized debt discount is being amortized to August 1, 2003. On April 15, 2003, the investor agreed to extend the maturity date of the $500,000 and interest originally due December 31, 2003 to January 2, 2005. Accordingly, only $500,000 of loans have been recorded as long term debt in the accompanying consolidated financial statements. On July 1, 2003, the investor agreed to extend the maturity date of notes due August 1, 2003 until September 20, 2003.

            During 2002, the Company issued a total of $1,185,000 promissory notes to an existing investor. The notes bear interest at 8% if paid in cash and 10% if paid in stock and mature on September 30, 2003. At the option of the Company, the principal and interest are payable on the maturity date in common stock. Additionally, the note will automatically convert into the Company's common stock if the Company issues 1,000,000 shares or raises at least $1,000,000 from the sale of equities prior to August 1, 2003, at the market price in that transaction but not less than $.50 per common share, or more than $2.00 per share. The Company is accruing interest at 10%.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      (C) 6% Convertible Promissory Notes

            During June 2003, the Company issued a $50,000 promissory note to an existing investor. The note bears interest at 6% and matures on November 27, 2004. At the option of the Company, the principal and interest are payable on the maturity date in common stock at a rate of one share of the Company's common stock for every $.312 of indebtedness. Additionally, Milestone granted the investor warrants to purchase 160,256 of the Company's common stock at a per share price of $.52 with an estimate fair value of $14,423 at any time or from time to time during the period commencing of June 4, 2003 and ending June 3, 2005. This resulted in an initial increase to debt discount and to additional paid-in capital.

Note 7- Legal proceedings

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

Note 8 - Employee Stock Option Plan

            As of June 30, 2003, there were 663,344 outstanding options granted under the Milestone 1997 Stock Option Plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      Three Months Ended June 30              Six Months Ended June 30

                                                       2003                2002               2003                2002
                                                       ----                ----               ----                ----
      Net loss, as reported                         $ 650,558         $   502,211         $   1,158,802       $   1,022,421
      Deduct:  Total stock-based employee
      compensation expenses determined under
      fair value based method for all awards
                                                       56,154             134,566               112,108             257,688
                                                    ---------         -----------         -------------       -------------
      Net loss, pro forma
                                                    $ 706,712         $   636,777         $   1,270,910       $   1,280,109
                                                    =========         ===========         =============       =============
      Loss per share: Basic and diluted
           As reported
           Basic-pro forma                          $    (.05)        $      (.04)        $        (.09)      $        (.08)
                                                    =========         ===========         =============       =============
                                                    $    (.06)        $      (.05)        $        (.10)      $        (.08)
                                                    =========         ===========         =============       =============

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 9 - Closing of Deerfield, IL Facility

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

Note 10 - Subsequent Events

            Annual Meeting Results

            On July 2, 2003, the Stockholders of Company adopted the Amendment to Milestone's Certificate of Incorporation, increasing the authorized shares of Common Stock from 25,000,000 to 50,000,000.

            An additional amendment to the Company's Certificate of Incorporation was approved by Company's stockholders on July 18, 2003. It adds a new class of the 5,000,000 shares of "blank check" Preferred Stock. Such rights, preferences and privileges are to be determined by the Board of Directors when designating each issue.

            These amendments will serve to facilitate the conversion of the debt instruments whose maturity had been extended to September 20, 3003.

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

New Accounting Pronouncement

      In December 2002, SFAS No.148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of SFAS No. 123" was issued. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock -based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effects of the method used on reporting results. Milestone adopted SFAS No. 148, effective January 1, 2003 and it did not have any material impact on its consolidated financial statements.

      In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued. The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We are currently evaluating the provisions of this statement, and do not believe that it will have an impact on our consolidated financial statements.

Overview

      Milestone's results from operations for the six months ended June 30, 2003, clearly reflects Milestone's reliance on the continued growth in sales to foreign distributors while Milestone completes its training and further expansion of Milestone's domestic independent sales force and finalizes preparations to distribute two newly developed products while seeking additional financing.

      The net loss for the six months ended June 30, 2003 was approximately $136,000 greater than the loss reported for the six months ended June 30, 2002. A decline in sales volume and gross profit percentages, coupled with increases in research and development expenses and interest expense were the primary factors in achieving these results.

Statement of Operations

  Three months ended June 30, 2003 compared to three months ended June 30, 2002

      Net sales for the three months ended June 30, 2003 and 2002 were $1,008,965 and $1,160,129, respectively. The $151,164 or 13.0% decrease is primarily related to approximately $86,000 decrease in CompuDent(TM) sales and a $48,000 decrease in CompuMed(TM) sales. Also, revenue from Wand(R) handpieces sales decreased by $10,000. The decrease in Wand(R) handpiece sales is the result of changing the primary vendor of the Wand(R) handpiece, resulting in inconsistent inventory levels. Subsequently, the transition issues have been resolved and are resulting in improved supply chain management.

      Cost of sales for the three months ended June 30, 2003 and 2002 were $499,337 and $515,756 respectively. The $16,419 decrease is attributable primarily to lower sales volume.

      For the three months ended June 30, 2003, Milestone generated a gross profit of $509,628 or $51% as compared to a gross profit of $644,373 or 56% for the three months ended June 30, 2002. The decrease in gross profit percentage is primarily attributable to increased sales to foreign distributors. Sales to foreign distributors are of higher volume but at a reduced margin.

      Selling, general and administrative expenses for the three months ended June 30, 2003 and 2002 were $841,435 and $937,952 respectively. The $96,517 decrease is attributable primarily to an approximate $106,000 decrease in expenses associated with the sale and marketing of the Wand(R).

      Milestone incurred costs totaling $13,150 relating to the rent expense for its closed facility in Deerfield, IL.

      Research and development expenses for the three months ended June 30, 2003 and 2002 were $51,091 and $15,084, respectively. These costs are associated with the development of Milestone's SafetyWand(TM), which incorporates engineered safety injury sharps protection, mandated by the Federal Needlestick Safety and Prevention Act of 2000.

      The loss from operations for the three months ended June 30, 2003 and 2002 were $396,048 and $308,643, respectively. The $87,405 increase in loss from operations is explained above.

      Milestone generated $24,000 in other income for the three months ended June 30, 2002 as a result of a consulting contract which expired in October 2002.

      Interest expense of $254,510 was incurred for the three months ended June 30, 2003 as compared to $217,567 for the three months ended June 30, 2002. The increase is attributable to higher average borrowings in 2003.

      The net loss for the three months ended June 30, 2003 was $650,558 as compared to a net loss of $502,210 for the three months ended June 30, 2002. The $148,348 increase in net loss is explained above.

    Six months ended June 30, 2003 compared to six months ended June 30, 2002

      Net sales for the six months ended June 30, 2003 and 2002 were $2,134,690 and $2,181,717, respectively. The $47,027 or 2.2% decrease is primarily related to an approximate $69,000 decrease in CompuMed(TM) sales a $35,000 decrease in CompuDent(TM) sales and a $44,000 decrease in domestic sales of the Wand(R) handpieces. These decreases were partially offset by an $113,000 increase in foreign sales of the Wand(R) handpiece. The decrease in Wand(R) handpiece sales is the result of changing the primary vendor of the

      Wand(R) handpiece, resulting in inconsistent inventory levels. Subsequently, the transition issues have been resolved and are resulting in improved supply chain management.

      Cost of sales for the six months ended June 30, 2003 and 2002 were $1,048,421 and $981,771 respectively. The $66,650 increase is attributable primarily to higher sales volume to foreign distributors.

      For the six months ended June 30, 2003, Milestone generated a gross profit of $1,086,269 or 50.9% as compared to a gross profit of $1,199,946 or 55% for the six months ended June 30, 2002. The decrease in gross profit percentage is primarily attributable to increased sales to foreign distributors. Sales to foreign distributors are of higher volume but at a reduced margin.

      Selling, general and administrative expenses for the six months ended June 30, 2003 and 2002 were $1,600,415 and $1,835,208 respectively. The
      $234,793 decrease is attributable primarily to an approximate $227,000 decrease in expenses associated with the sale and marketing of the Wand(R) technology.

      Milestone incurred costs totaling $65,873 relating to the closure of its Deerfield, IL facility.

      Research and development expenses for the six months ended June 30, 2003 and 2002 were $83,092 and $45,379 respectively. These costs are associated with the development of Milestone's SafetyWand(TM), device.

      The loss from operations for the six months ended June 30, 2003 and 2002 were $663,111 and $680,641 respectively. The $17,530 decrease in loss from operations is explained above.

      Milestone generated $48,000 in income for the six months ended June 30, 2002 as a result of a consulting contract which expired in October 2002.

      Interest expense of $495,691 was incurred for the six months ended June 30, 2003 as compared to $389,780 for the six months ended June 30, 2002. The increase is attributable to higher average borrowings in 2003.

      The net loss for the six months ended June 30, 2003 was $1,158,802 as compared to a net loss of $1,022,421 for the six months ended June 30, 2002. The $136,381 increase in net loss is explained above.

Liquidity and Capital Resources

      The accompanying condensed consolidated financial statements have been prepared assuming Milestone will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, Milestone incurred net losses of approximately $1,159,000 and $1,022,000 and negative cash flows from operating activities of $452,000 and $216,000 during the six months ended June 30, 2003 and 2002, respectively. As a result, Milestone had a cash balance of only approximately $28,000, a working capital deficiency of approximately $6,143,000 and a stockholders' deficiency of approximately $7,250,000 as of June 30, 2003. These matters raise substantial doubt about Milestone's ability to continue as a going concern. Management believes that its initial concerns about the Company's ability to continue as a going concern have been alleviated by recent actions taken by Milestone as well as management's plans which are discussed below.

      Further, management believes that, in the absence of a substantial increase in revenue, it is probable that Milestone will continue to incur losses and negative cash flows from operating activities through at least June 30, 2004 and that the Company will need to obtain additional equity or debt financing, as well as to continue its ability to defer its obligations, to sustain its operations until it can expand its customer base and achieve profitability, if ever.

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

            o Restructured and extended the maturity dates of its debt obligations. Further, as part of the debt restructuring, the Company obtained agreements from certain of its noteholders enabling it to convert debt and related interest aggregating approximately $5,239,000 at June 30, 2003 into shares of common stock. On July 1, 2003, the Company received the necessary approval from convertible debt holders to extend the maturity date of certain obligations until September 20, 2003. It is the Company's intention to have this conversion completed sometime during the third quarter of 2003.

            o Obtained an agreement from one of its attorneys to convert an additional $160,000 of the amount owed into shares of common stock.

            o During February 2003, the Company received a $200,000 note payable from an existing investor which was scheduled to mature on August 1, 2003. The note is convertible into shares of common stock, at the Company's option, which it plans to do during the third quarter of 2003. On July 1, 2003, the noteholder agreed to extend the note payable to September 20, 2003.

            o In April 2003, the Company received an additional $900,000 8% line of credit from the same investor, which is scheduled to mature on January 1, 2005, unless extended. $200,000 was drawn down from the line during April 2003. Subsequent drawn down were $25,000 and $75,000 in July and August, respectively.

            o On June 2, 2003, the Company received an additional $50,000 note payable with warrants attached from a stockholder. The note is scheduled to mature in November 2004 and is convertible to stock at the Company's option.

      For the six months ended June 30, 2003, the Company's net cash used in operating activities was $451,760 This was attributable primarily to a net loss of $1,158,802 adjusted for noncash items of $242,962 (of which $213,640 was for amortization of debt discount and deferred financing costs); a $369,518 increase in accounts receivable; an $38,092 increase in inventories; a $103,883 decrease in advances to contract manufacturer; a $43,555 decrease in prepaid expenses; an increase in accounts payable of $270,807; a $282,051 increase in accrued interest; a $11,396 increase in accrued expenses; and an $160,000 increase in deferred compensation.

      For the six months ended June 30, 2003, the Company used $14,950 in investing activities for capital expenditures.

      For the six months ended June 30, 2003, the Company generated $485,494 from financing activities as it issued promissory notes to existing investors totaling $450,000, incurred $58,215 of net borrowings from its Chief Executive Officer, and recorded $22,721 in deferred financing costs.

      At June 30, 2003, the Company had one foreign customer which accounted for approximately 22% of sales for the three and six months ended June 30, 2003 and approximately 16% and 17%, respectively, for the three and six months ended June 30, 2002. At June 30, 2003, receivables from this customer were approximately 68% of our total outstanding receivables.

OPERATIONS

      Milestone believes that CompuDent(TM), CompuMed(TM) and The Wand(R) technology represents a major advance in the delivery of local anesthesia and that the potential applications of this technology extends beyond dentistry. Based on scientific and anecdotal support, the Company contends that CompuMed(TM) could enhance the practices of the estimated 90,000 U.S. based physicians included in such non-dental disciplines as Podiatry, Hair Restoration Surgery, Plastic Surgery, Dermatology, colorectal surgery and procedures in Orthopedics, OB-GYN and Ophthalmology.

      Despite limited resources, Milestone has continued its efforts to realize the market potential of The Wand(R) and become profitable. These steps include (i) relaunching of The Wand Plus(TM) drive unit domestically, under the name CompuDent(TM), (ii) distribution of CompuDent(TM) through a host of channels (i.e. independent sales representatives, an inside sales group and a major dental distributor), (iii) launching The Wand Plus(TM) drive unit for medical purposes and marketing it as CompuMed(TM), (iv) increasing presence at medical trade shows, (v) advertising to increase the awareness of the product, (vi) implementing cost reduction programs, and (vii) restructuring certain outstanding obligations. Management believes that these steps are critical to the realization of Milestone's long-term business strategy.

NEW PRODUCTS

      In June 2003, Milestone Scientific received approval to sell two new products - the SafetyWand(TM) and the Wand(R) handpiece with Needle in the European Community and to apply the CE Mark to those products.

      SafetyWand addresses the need to incorporate engineered safety injury protection (ESIP) into medical devices required under the federal Needlestick Safety and Prevention Act. This Act also requires employers to identify, evaluate and implement products with ESIP on an annual basis. SafetyWand, which is used in conjunction with the CompuDent computer controlled local anesthetic delivery system, allows the practitioner to safely protract and retract a needle into a protective sheath. The SafetyWand was developed by Dr. Mark Hochman, Milestone's Director of Research and Development.

      The Wand handpiece with bonded needle, addresses three critical issues. First, in some parts of the world, practitioners re-use the single patient disposable Wand handpiece. By bonding the needle to the handpiece, this re-use will be eliminated. The Wand handpiece with needle will be sold at the current selling price of the Wand handpiece, which will reduce the practitioners overall cost. Secondly, as the product will be available in 27G 1 1/4", 30G 1" and 30G 1/2" models, the practitioners will purchase multiple SKU's to address all of their procedures. Finally, the gross margin on this handpiece will improve by more than 30%.

LEGAL PROCEEDINGS

      On June 10, 2002, Inc. a former distributor, Henry Schein, Inc. sued Milestone in the Supreme Court of the State of New York for $110,851 claimed to be due them for returned merchandise. Milestone denies any liability. The parties are currently engaged in discovery. Milestone believes it has meritorious defense to this complaint based, in part, on its position that the plaintiff had no right to return the goods.

      On May 9, 2003, Milestone was served with a Breach of Contract Complaint. In the complaint, the plaintiff, Korman/Lender Management (landlord of the facility in Deerfield, IL) sued $17,755 plus costs, including attorney's fees, interest and continuing rental obligation. Milestone is in the process of preparing a response.

OTHER MATTERS - AMERICAN STOCK EXCHANGE

      On May 2, 2002, Milestone received a letter from the American Stock Exchange advising that the Company have fallen below the stockholders' equity criterion and requesting the submission of a recovery plan detailing any actions taken, or planned to be taken within the next 18 months to bring the Company into compliance. On June 10, 2002, the Company submitted a detailed recovery plan to the American Stock Exchange showing how Milestone expects to achieve stockholder equity of $4,000,000 by December 31, 2003. In response, Milestone received informal advice from the American Stock Exchange that in view of the expected loss in 2002, Milestone needed to demonstrate how the Company will achieve $6,000,000 in stockholders' equity by the end of 2003. On August 14, 2002, a supplemental plan demonstrating how Milestone expects to meet these requirements was submitted. On August 23, 2002, the American Stock Exchange advised Milestone that they had determined that the plan makes a reasonable demonstration of Milestone's ability to regain compliance with the continued listing standards by the conclusion of the plan period at the end of 2003. Subsequently, Milestone has discussed with American Stock Exchange its results from operations and its future expectations as they relate to the plan submitted in August 2002. The continued listing of Milestone's securities on the American Stock Exchange during this period will be subject to periodic reviews by the Exchange. Failure to show progress consistent with the plan or to regain compliance by the end of the plan period could still result in the Milestone being delisted. In the event that Milestone's securities are delisted from the American Stock Exchange, trading, if any, in the common stock and warrants would be conducted in the over the counter market on the NASD's "OTC Bulletin Board." Consequently the liquidity of Milestone securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts and new media coverage of Milestone, and lower prices for Milestone's securities than might otherwise be obtained.

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. Milestone's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of Milestone's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, Milestone's disclosure controls and procedures are effective, providing them with material information relating to Milestone as required to be disclosed in the reports Milestone files or submits under the Exchange Act on a timely basis.

b) Changes in Internal Control over Financial Reporting. There were no changes in Milestone's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, Milestone's internal control over financial reporting.

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

            4.44  Warrant to purchase 160,256 shares dated June 4, 2003.

            4.45 Form of consent letter to holders of 6%/12% Senior Secured Notes, dated June 20, 2003.

            4.46 Form of consent letter to holders of 6%/12% Secured Notes, dated June 20, 2003.

            4.47 Form of consent letter to Mr. K. Tucker Andersen, dated July 22, 2003.

            10.29 6% Convertible Promissory Note, dated June 4, 2003.

            31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

            None.

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

Dated: August 17, 2003