Form 10QSB
period 2003-09-30
MILESTONE SCIENTIFIC INC/NJ
filed 2003-11-13
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Yes |X| No |_|

As of November 11, 2003, the Registrant had a total of 18,271,022 shares of Common stock, $.001 par value, outstanding.

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

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

         ITEM 1. Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets
                 September 30, 2003 (Unaudited) and December 31, 2002          4

                 Condensed Consolidated Statements of Operations
                 Three and Nine Months Ended September 30, 2003 and
                 2002 (Unaudited)                                              5

                 Condensed Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 2003 and 2002
                 (Unaudited)                                                 6-7

                 Notes to Condensed Consolidated Financial Statements
                 (Unaudited)                                                8-16

         ITEM 2. Management's Discussion and Analysis or Plan of
                 Operations                                                17-25

         ITEM 3  Controls and Procedures                                      26

PART II. OTHER INFORMATION

         ITEM 4. Submission of Matters to a Vote of Security Holders          26

         ITEM 6. Exhibits and Reports on Form 8-K                             27

SIGNATURES                                                                    27

CERTIFICATIONS                                                                37

EXHIBITS                                                                      __

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    September 30, 2003 and December 31, 2002

                                                                                    September 30, 2003    December 31, 2002
                                                                                       (unaudited)
ASSETS
CURRENT ASSETS:
      Cash                                                                             $     95,870         $      9,683
      Accounts receivable, net                                                              611,602              239,435
       Inventories                                                                          255,288              119,291
       Advances to contract manufacturer                                                    250,360              300,000
       Deferred debt financing costs, net                                                        --              159,877
       Prepaid expenses                                                                      61,611               64,952
                                                                                       ------------         ------------
                                                                                          1,274,731              893,238
                      Total current assets                                                  205,158              227,207
EQUIPMENT, net                                                                                   --               87,935
ADVANCES TO CONTRACT MANUFACTURER -- Long term                                                1,964                   --
DEFERRED DEBT FINANCING-Long term                                                            32,333               32,333
OTHER ASSETS                                                                           ------------         ------------
                      Totals                                                           $  1,514,186         $  1,240,713
                                                                                       ============         ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
       Account payable, including $32,000 to related parties                           $  1,177,061         $  1,269,523
       Accrued expenses                                                                      57,080               86,492
       Accrued interest                                                                     197,585              169,519
       Notes payable, net of debt discount                                                  915,485            4,581,708
       Notes payable-officer/stockholder                                                    376,215                   --
                                                                                       ------------         ------------
                 Total current liabilities                                                2,723,426            6,107,242
Accounts payable, including $160,000 to related parties                                     492,193                   --
Accrued interest                                                                              1,042              139,323
Deferred compensation payable to officer/stockholder                                        560,000              320,000
Notes payable, net of debt discount                                                         582,514              480,091
Notes payable -- officer/stockholder                                                         32,000              300,000
                                                                                       ------------         ------------
                 Total liabilities                                                        4,391,175            7,346,656
                                                                                       ------------         ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
      Preferred stock, par value $.001 authorized 5,000,000 shares                               --                   --
      8% Cumulative convertible preferred par value $.001; authorized and
      issued 25,365 shares;                                                                      25                   --
      Common stock, par value $.001; authorized,
             50,000,000 shares; 17,672,626 shares and 12,733,370 shares issued,
             at September 30, 2003 and December 31, 2002, respectively                       17,673               12,733
      Additional paid-in capital                                                         41,610,978           36,599,607
      Accumulated deficit                                                               (43,574,149)         (41,786,767)
      Unearned compensation                                                                 (20,000)             (20,000)
      Treasury stock, at cost, 100,000 shares                                              (911,516)            (911,516)
                                                                                       ------------         ------------
               Total stockholders' deficiency                                            (2,876,989)          (6,105,943)
                                                                                       ------------         ------------
                 Totals                                                                $  1,514,186         $  1,240,713
                                                                                       ============         ============

See Notes to Condensed Consolidated Financial Statements

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                           Three Months Ended                        Nine Months Ended
                                                           ------------------                        -----------------
                                                    September 30,       September 30,         September 30,       September 30,
                                                        2003                 2002                 2003                 2002
                                                        ----                 ----                 ----                 ----
Net sales                                           $    966,591         $  1,034,190         $  3,101,281         $  3,215,907
Cost of sales                                            511,867              517,292            1,560,288            1,499,063
                                                    ------------         ------------         ------------         ------------

Gross Profit                                             454,724              516,898            1,540,993            1,716,844
                                                    ------------         ------------         ------------         ------------

Selling, general and administrative expenses             891,322              877,441            2,491,737            2,712,649
Charge in connection with the closing of the
    Deerfield, IL facility                                13,150                   --               79,023                   --
Research and development expenses                         29,066               18,549              112,158               63,928
                                                    ------------         ------------         ------------         ------------

                               Totals                    933,538              895,990            2,682,918            2,776,577
                                                    ------------         ------------         ------------         ------------

Loss from operations                                    (478,814)            (379,092)          (1,141,925)          (1,059,733)

Other income                                                  --               24,000                   --               72,000
Interest, net                                           (149,766)            (226,739)            (645,457)            (616,519)
                                                    ------------         ------------         ------------         ------------

Net loss                                            $   (628,580)        $   (581,831)        $ (1,787,382)        $ (1,604,252)
                                                    ============         ============         ============         ============

Loss per share - basic and diluted                  $       (.05)        $       (.05)        $       (.14)        $       (.13)
                                                    ============         ============         ============         ============

Weighted average shares outstanding -basic
     and diluted                                      12,687,331           12,412,618           12,651,556           12,253,022
                                                    ============         ============         ============         ============

See Notes to Condensed Consolidated Financial Statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                                                            2003                2002
                                                                                        -----------         -----------
Cash flows from operating activities:
     Net loss                                                                           $(1,787,382)        $(1,604,252)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                        26,618              41,672
         Amortization of debt discount and deferred financing costs                         242,628             234,837
         Loss on disposal of fixed assets                                                    11,248                  --
         Amortization of advertising cost                                                        --              24,803
         Stock options issued for services                                                       --               2,500
         Changes in operating assets and liabilities:
              Increase in accounts receivable                                              (372,167)           (153,015)
              (Increase) decrease in inventories                                           (135,997)             80,614
              Decrease in advances to contract manufacturer                                 137,575             174,449
              (Increase) decrease in prepaid expenses                                         3,341             (10,378)
              Increase in other assets                                                           --             (19,971)
              Increase in accounts payable                                                  399,731             169,465
              Increase in accrued interest                                                  402,827             381,682
              Increase (decrease) in accrued expenses                                       (29,412)             19,829
              Increase in deferred compensation                                             240,000             240,000
                                                                                        -----------         -----------
                  Net cash used in operating activities                                    (860,990)           (417,765)
                                                                                        -----------         -----------

Cash flows from investing activities-payment for capital expenditures                       (15,817)            (69,691)
                                                                                        -----------         -----------

Cash flows from financing activities:
     Expenses relating to registering shares                                                (22,500)                 --
     Proceeds from note payable - officer/stockholder                                       180,537                  --
     Payments of note payable - officer/stockholder                                         (72,322)                 --
     Proceeds from issuance of notes payable                                                900,000             525,000
     Payments for deferred financing costs                                                  (22,721)            (40,538)
                                                                                        -----------         -----------

                  Net cash provided by financing activities                                 962,994             484,462
                                                                                        -----------         -----------

Net INCREASE (DECREASE) in cash                                                              86,187              (2,994)
Cash, beginning of period                                                                     9,683              15,742
                                                                                        -----------         -----------
Cash, end of period                                                                     $    95,870         $    12,748
                                                                                        ===========         ===========

See Notes to Condensed Consolidated Financial Statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

Supplemental schedule of noncash financing activities:

In September 2003, the Company granted warrants to purchase 15,000 shares of common stock (with an estimated fair value of $10,400) in connection with a $50,000 credit facility provided by an existing investor. This resulted in an initial increase to debt discount and to additional paid-in capital.

During the nine months ended September 30, 2003, pursuant to the 6%/12% promissory note agreements, the Company converted $206,989 of accrued interest into additional principal.

On September 30, 2003, in consideration for payment of $5,014,267 of aggregate debt and interest, the Company issued 4,939,256 shares of common stock and $25,365 face amount of 8% cumulative convertible preferred stock.

In June 2003, the Company granted warrants to purchase 160,256 shares of common stock (with an estimated fair value of $14,423) in connection with a $50,000 credit facility provided by an existing investor. This resulted in an initial increase to debt discount and to additional paid-in capital.

In September 2002, pursuant to the 6%/12% promissory note agreements, the Company converted $41,512 of accrued interest into additional principal.

In August 2002, the Company issued 200,000 shares of common stock in exchange for payment of $90,000 of outstanding legal fees.

In July 2002, the Company issued 187,500 units consisting of one share of common stock and one warrant to purchase an additional share of common stock to a vendor as consideration for services rendered in accordance with the agreement valued at $150,000.

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

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of September 30, 2003 and the results of operations for the three and nine months ended September 30, 2003 and 2002.

      The results reported for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results of operations which may be expected for a full year.

Note 2 - Basis of presentation:

      The accompanying condensed consolidated financial statements have been prepared assuming Milestone will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, Milestone incurred net losses of approximately $1,787,000 and $1,604,000 and negative cash flows from operating activities of $860,990 and $417,765 during the nine months ended September 30, 2003 and 2002, respectively. As a result, Milestone had a cash balance of approximately $96,000, a working capital deficiency of approximately $1,449,000 and a stockholders' deficiency of approximately $2,877,000 as of September 30, 2003. These matters had raise substantial doubt about Milestone's ability to continue as a going concern. Management believes that its initial concerns about the Company's ability to continue as a going concern were alleviated through its continuing efforts to reduce operating overhead, its subsequent satisfaction of a substantial portion of its outstanding obligations, the utilization of its equity facility and the introduction of new products.

      Nevertheless, management believes that it is probable that Milestone will continue to incur losses and negative cash flows from operating activities through at least September 30, 2004 and that the Company will need to obtain additional equity or debt financing, as well as to continue its ability to defer its obligations, to sustain its operations until it can expand its customer base and achieve profitability.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Reduction of operating overhead:

      To date, the Company has taken certain steps in order to reduce its operating overhead and utilization of cash. These steps include, amongst others, the following:

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

Restructuring Liabilities and Proforma Impact:

      On September 30, 2003, the Company satisfied approximately $5,014,000 of secured debt including interest, through the issuance of 4,939,256 shares of Common Stock and $25,365 face amount of 8% cumulative convertible preferred stock. In addition, during October and November 2003, the Company took the following additional steps to restructure its liabilities and raise equity.

            o On October 31, 2003, the Company issued 306,585 shares of common stock to certain of its principal vendors having a fair value of approximately $502,800, in satisfaction of trade payables and future services in the aggregate amount of $502,800.

            o The Company has agreed to issue 282,982 shares of common stock having a fair value of $329,572 in satisfaction of $329,572 of deferred financing costs incurred in extending certain of its outstanding loans.

            o The Company issued 101,829 shares of common stock upon the receipt of approximately $189,000 upon exercising its rights to draw upon a private equity put facility.

            o The Company issued 7,000 shares of its common stock upon the exercise of options by an employee and the receipt of $7,750.

            o Additionally, the Company reached agreements with a major investor and the Company's chairman and chief executive officer to satisfy in the aggregate, an approximate $1,961,000 of debt, accrued interest and deferred compensation through the issuance of securities at fair value at the later of (i) the effective date of a public offering or (ii) January 2, 2004.

      These transactions have had or will have a significant impact on the Company's net worth. Presented below on a proforma basis is selected financial data, which gives effect to the aforementioned transactions as if they occurred on September 30, 2003.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                September 30, 2003
                                                                ------------------

                                                           Actual                Proforma
                                                           ------                --------

                                                                  (in thousands)
              Total current assets                         1,275                   1,643
              Total current liabilities                    2,724                   1,301
              Working capital (deficiency)               (1,449)                     342
              Total liabilities                            4,391                   1,768
              Total stockholders equity (deficiency)     (2,877)                     114

Additional Resources:

      In April 2003, the Company received an additional $900,000 8% line of credit from a major investor which is scheduled to mature on January 1, 2005. As of September 30, 2003, $600,000 was outstanding on the aforementioned line of credit.

Equity Put Facility:

      During October 2003 and through November 4, 2003, Milestone exercised its right to draw upon a private equity facility. In exchange of net proceeds of $189,440 the Company issued 101,829 shares of common stock. The put facility was arranged in January 2001 under the terms of a three-year private equity line agreement with Hillgreen Investments Limited ("Hillgreen"), a British Virgin Islands corporation. Hillgreen is obligated to purchase, subject to the fulfillment of specified conditions, up to 2,100,000 shares of Milestone's common stock. Hillgreen has allocated $20,000,000 to fund its purchase obligations. The transaction was arranged by Jesup & Lamont Securities Corporation, a New York based investment banking firm. Milestone's right to draw upon this facility is subject to a number of limitations and conditions, including a limitation on the amounts sold to Hillgreen within specified periods. Subject to these and other conditions and limitations, Milestone will have full control over the timing of any financing under the equity line and is under no obligation to sell any shares to Hillgreen. All shares that are sold are priced at 87.5% of the volume weighted average market price of Milestone common stock during a fixed period prior to the sale. Milestone has discretion to establish a floor price below which shares will not be sold by Milestone to Hillgreen.

Equity Offering:

      On November 10, 2003, the Company filed with the Securities Exchange Commission a registration statement on Form S-2 (the "Registration Statement"). The Registration Statement covers the sale of units of common stock and warrants for an aggregate firm commitment gross offering price of $8,000,000 to $10,000,000. The warrants included in the units are exercisable at any time after they become separately tradable until their expiration date, five years after the date of the closing of the offering of an exercise price equal to 150% of the closing market price of our common stock on the pricing date of this offering. Some or all of the warrants may be redeemed by us at a price of $0.01 per warrant, by giving not less than 30 days notice to the holders of the warrants, which the Company may do at any time, beginning 6 months from the effective date of this offering after the closing price for the Company's common stock on the principal exchange on which it trades (i.e. AMEX) has equaled or exceeded 200% of the price of the Company's common stock on the effective date of this offering. The common stock included in the units and the warrants will trade only as a unit for 30 days following the closing date of the offering, unless the underwriter determines that separate trading should occur earlier.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      After that date, the common stock included in the units and the warrants will trade separately. The size of the offering, the number of units to be sold, the price per unit, the securities included in the units and the exercise price of the warrants are all subject to change.

      As currently contemplated, the gross proceeds of an $8,000,000 offering are expected to yield net proceeds, of $6,500,000 after taking into account underwriting discounts and commissions and estimated offering expenses. As set forth in the Registration Statement the net proceeds of the offering will be used primarily to expand and support sales and marketing efforts for CompuDent in the United States, including new marketing and advertising campaigns, support the launch of the recently announced SafetyWand product line, expand international sales efforts and develop commercial models of products using other new subcutaneous injection technology. We will retain broad discretion in the allocation of the net proceeds within the categories set forth above. The amounts actually expended within these categories may vary significantly and will depend on a number of factors, including our rate of revenue growth, cash generated by operations, evolving business needs and other factors. There are no assurances that the Company will be successful in raising the aforementioned amount of capital or any other amount.

      The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Loss per share:

      The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 25,365 outstanding preferred shares from the date of issuance in the weighted average number of shares outstanding in the computation of basic loss per share for the three and nine months ended September 30, 2002 and 2003, in accordance with the "two class" method of computing earnings (loss) per share.

      Options and warrants to purchase 3,300,814 and 4,753,355 shares of common stock were outstanding as of September 30, 2003 and 2002, respectively, but were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

Note 4 - Significant Customer:

      The Company had one foreign customer who accounted for approximately 22.6% and 25.3%, respectively, of its net sales for the three and nine months ended September 30, 2003 and approximately 19.8% and 17.9%, respectively, for the three and nine months ended September 30, 2002. At September 30, 2003, receivables from this customer were approximately 70% of the Company's total accounts receivable.

Note 5 - Notes payable to officer/stockholder:

      Notes payable to officer/stockholder represent obligations payable to the Company's Chief Executive Officer ("CEO"), consisting of (i) $200,000 note payable, with interest payable at 9% per annum and having an original due date of January 2, 2003, (ii) $100,000 line of credit with interest payable at 6% per annum having an original due date of April 2, 2003, and
      (iii) $108,215 of notes payable on demand with interest payable at 6% per annum.

      The $108,215 arose when the Company's CEO provided the Company with a $57,322 short term loan on January 17, 2003 for the express purpose of purchasing Wand(R) handpieces from the Company's supplier. The Company repaid the loan in full by February 7, 2003. On February 12, 2003, April 7 and September 30, 2003, the Company's CEO provided additional demand loans of $38,215, $35,000 and $50,000, respectively. The loans for $38,215 and $35,000 were provided to fund operations. The loan for $50,000 was provided for the

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      purpose of covering expenses relating to the further exploration of equity financing alternatives. As of September 30, 2003 and November 4, 2003, $108,215 remains outstanding.

      On April 1, 2003, the $200,000 and $100,000 notes were extended to April 1, 2004. On April 15, 2003, $32,000 of the remaining $108,215 of notes payable was extended to January 2, 2005.

Note 6- Notes payable:

      On September 30, 2003, the Company satisfied $5,014,014 of secured debt obligations including interest through the issuance of 4,939,256 shares of its Common stock and 25,365 of its Preferred Stock. These obligations consisted of the following:

            o     6%/12% Promissory Notes with an aggregate value of $2,822,959

            o     8% Promissory Notes with an aggregate value of $1,604,315

            o     $500,000 line of credit and $86,740 of accrued interest

      As of September 30, 2003, short term notes payable, net of a $9,955 debt discount,consist of the following:

      $329,572 of additional consideration given to the original noteholder of the 6%/12% of promissory notes when they agreed to extend the obligations on April 15, 2002 until July 1, 2003. The $329,572 of the additional consideration was subsequently satisfied through the issuance of 282,982 shares of the Company's Common stock during October and November 2003 valued at $1.16 per share, the fair value.

            o     $500,000 borrowed under the $1,000,000 6% credit facility.

            o     $600,000 borrowed under the $900,000 8% credit facility.

      Agreements reached in October 2003 provide for the satisfaction of the obligations through the issuance of equity securities by January 2004. (See Note 2)

      Long term notes payables consist of $100,000 in 6% promissory notes and $500,000 of the 8% promissory note.

      Descriptions of the above obligations follow.

      (A) The 6%/12% Promissory Notes consist of the following issuances:

            (i) On September 16, 2001, the Company restructured its obligations to the holders of its 10% Senior Secured Promissory Notes. Under the terms of the agreement, each of the noteholders agreed to exchange their 10% Notes for a new, zero coupon note (the "Zero Coupon Note").

                  As a result of the Company initially restructuring its obligations, the unamortized portion of the debt discount and deferred financing costs were amortized through September 30, 2002. The significant terms of the Restructuring Debt were (i) modification of the interest rate (ii) granting the company the option to pay the debt with shares of common stock and
                  (iii) repricing the warrants which were previously issued to the shareholders back to the initial exercise price of $1.75 per share.

                  Subsequently, on April 15, 2002, the holders additionally agreed to extend the promissory notes to July 1, 2003 and to lower the interest rate to 6% if paid in cash or to 12% if paid in common stock. In connection with the extension, the Company recorded $16,215 in deferred financing charges relating to

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  professional fees and $140,203 of deferred financing costs relating to consideration to the noteholders valued at $120 of the Company's common stock for each $1,000 face amount outstanding at maturity which increased the aggregate carry value of the notes by $140,203. The Company was accruing interest expense at 12%. These deferred financing costs were amortized through July 1, 2003. These obligations were satisfied as described above through the issuance of 1,171,121 shares of common stock and 25,365 of convertible preferred stock. To date and subsequent to September 30, 2003, the Company issued 120,785 shares of the common stock in satisfaction of the $140,212 of deferred financing costs.

            (ii) In August 2000, the Company borrowed $1,000,000 which consisted of two loans from two funds managed by Cumberland Associates LLC, and bear interest at 20% per year and payable in cash or through the issuance of additional 20% notes on which both interest and principal are payable. The loans are secured by substantially all assets of the Company and are subordinated to the 6%/12% senior secured promissory notes that were amended April 15, 2002. The Company can prepay the loans in cash at any time. The Company can prepay the notes and accrued interest with common stock at its option. Stock issued in lieu of payment of the debt will be valued at 85% of the then market price.

            For the nine months ended September 30, 2003 and 2002, the Company converted into principal, accrued interest of $206,989 and $171,785, respectively.

            On April 12, 2002, Cumberland Associates LLC agreed to extend the maturity date of these loans through July 1, 2003 and to lower the interest rate from 20% to 6%, if paid in cash, or 12% if paid in common stock. The Company recorded $16,215 of deferred financing charges relating to professional fees and $189,369 relating to consideration issued to the noteholders related to the extension of the maturity date, valued at $120 per share of the Company's common stock for each $1,000 face amount outstanding at maturity. The Company is currently accruing interest expense at 12%. Accordingly, the deferred financing costs and the unamortized financing charges were amortized through July 1, 2003.

            These obligations were satisfied as described above through the issuance of 1,598,773 shares of Common stock. To date and subsequent to September 30, 2003, the Company issued 162,197 shares of the Common stock in satisfaction of the $189,360 of deferred financing costs.

      (B) 8% Promissory Notes

      The 8% promissory notes consist of the following:

            On July 31, 2000, the Company established a $1,000,000 credit facility with a major existing investor. Initially, $500,000 was borrowed under the line, which was due on September 30, 2003. In December 2000, and January 2001, the Company borrowed under the credit facility an additional $400,000 and $100,000, respectively, due on December 31, 2003. In connection with the initial $500,000, the investor received five-year warrants to purchase 70,000 shares of the Company's common stock, exercisable at $3.00 per share. In connection with the $400,000, the investor received five-year warrants to purchase 80,000 shares of the Company's common stock exercisable at $1.25 per share. In connection with the $100,000, the investor received five-year warrants to purchase 20,000 shares of the Company's common stock at $1.25 per share. On April 12, 2002, the investor agreed to extend the maturity date of the $500,000 to August 1, 2003. Accordingly, in connection with the extension, the unamortized debt discount is being amortized to August 1, 2003. On April 15, 2003, the investor agreed to extend the maturity date of the $500,000 and interest originally due December 31, 2003 to January 2, 2005. On July 1, 2003, the investor agreed to extend the maturity date of notes due August 1, 2003 until September 20, 2003. At the option of the Company, this $500,000 can be convertible into common stock. On September 30, 2003, the Company satisfied $500,000 of the obligation and $120,644 of related interest through the issuance of 614,499 shares of the Company Common stock.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

            During 2002 and through February 2003, the Company issued a total of $1,385,000 promissory notes to an existing investor maturing on September 30, 2003. At the option of the company, the notes, bear interest at 8% if paid in cash and 10% if paid in stock

            During the nine months ended September 30, 2003, the Company borrowed $600,000 under an $800,000, 8% credit facility from an existing investor. In October 2003, agreements were reached providing for the issuance of equity securities in satisfaction of these obligations and related interest.

            On September 30, 2003, the Company issued 973,932 shares of its common stock in consideration for payment of these promissory notes including interest.

      (C) $500,000 Line of Credit

            On March 9, 2001 the Company obtained from a major existing investor, a 10% $500,000 line of credit, which was to mature on August 31, 2002. Additionally, the Company pays a 2% facility fee on the line outstanding balance.

            In connection with obtaining the line of credit, the lender received warrants to purchase 100,000 shares of common stock at an exercise price of $1.10. The estimated fair value of the warrants, which amounted to $40,000 was recorded as a debt discount. In addition, the Company incurred deferred financing fees of $28,384 which was being amortized to August 31, 2002. On April 12, 2002 the investor agreed to extend the line of credit and payment for interest to August 1, 2003. Furthermore in July 2003, the investor agreed to extend the line of credit and payment for interest until September 30, 2003. In connection with each extension, amortization of unamortized debt discount and deferred financing costs were also extended. These obligations were satisfied as described above through the issuance of 580,931 shares of Common Stock.

      (D) 6% Convertible Promissory Notes

            During each of June 2003 and September 2003, the Company issued a $50,000 promissory note to existing investors. The June note bears interest at 6% and matures on November 27, 2004. At the option of the Company, the principal and interest are payable on the maturity date in common stock at a rate of one share of common stock for every $.312 of indebtedness. Additionally, Milestone granted the investor warrants to purchase 160,256 of common stock at a per share price of $.52 exercisable at any time or from time to time during the period June 4, 2003 through June 3, 2005. This resulted in an initial increase to debt discount and to additional paid-in capital of $14,423 equal to the estimated fair market value of the warrants. The note dated September 25, 2003 bears interest at 6% and matures on March 24, 2005. At the option of the Company, the principal and interest are payable on the maturity date in common stock at a rate of one share of common stock for every $1.10 of indebtedness. Additionally, Milestone granted the investor warrants to purchase 15,000 of common stock at a per share price of $2.00 with an estimate fair value of $14,423 at any time or from time to time during the period of June 4, 2003 through June 5, 2005. This resulted in an initial increase to debt discount and to additional paid-in capital.

Note 7- Accounts Payable - long term

            In addition to the $160,000 of trade payables which had been previously extended to January 2005, the Company on October 3, 2003, reached agreements to satisfy $502,800 of trade payables including $187,000 of services not yet completed or billed through the issuance of 306,855 shares of Common stock valued at $1.64 per share.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8- Legal proceedings

            On September 10, 2002, a former distributor, Henry Schein, Inc., sued Milestone in the Supreme Court of the State of New York for $110,851 claimed to be due them for returned merchandise. Milestone denies any liability. The parties are currently engaged in discovery proceedings. Milestone believes it has meritorious defense to this complaint based, in part, on its position that the plaintiff had no right to return the goods. On May 9, 2003, Milestone was served with a Breach of Contract Complaint. In the complaint, the plaintiff, Korman/Lender Management (landlord of the facility in Deerfield, IL) seeks damages of $17,755 plus costs, including attorney's fees, interest and continuing rental obligation. The Company is scheduled to appear at an arbitration hearing in late November 2003.

Note 9 - Employee Stock Option Plan

            As of September 30, 2003, there were 663,344 outstanding options granted under the Milestone 1997 Stock Option Plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                Three Months Ended                     Nine Months Ended
                                                                   September 30                           September 30
                                                              2003              2002                2003                2002
                                                              ----              ----                ----                ----
            Net loss, as reported                         $    (628,580)    $    (581,831)      $  (1,787,382)      $  (1,604,252)
            Deduct: Total stock-based employee
            compensation expenses determined under
            fair value based method for all awards
                                                                (56,154)         (123,121)           (168,462)           (369,365)
                                                          -------------     -------------       -------------       -------------
            Net loss, pro forma
                                                          $    (684,734)    $    (704,952)      $  (1,955,844)      $  (1,973,617)
                                                          =============     =============       =============       =============
            Loss per share: Basic and diluted
                 As reported
                 Basic-pro forma                          $        (.05)    $        (.05)      $        (.14)      $        (.13)
                                                          =============     =============       =============       =============
                                                          $        (.05)    $        (.06)      $        (.15)      $        (.16)
                                                          =============     =============       =============       =============

Note 10 - Closing of Deerfield, IL Facility

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

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 11 - Subsequent Events

      Potential Reverse Stock Split

            The Board of Directors adapted a resolution, subject to shareholders' approval, of an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of its common stock. The ratio would be no greater than one-for-ten, at the sole discretion of the Company's board of directors, in connection with an underwritten public offering by the Company. The principal purpose of the reverse stock split is to facilitate the public offering, which, we believe, is necessary to maintain our listing on the American Stock Exchange. In order to maintain the listing, we must, among other requirements, maintain stockholders' equity of at least $6 million.

ITEM 2. Management's Discussion and Analysis or Plan of Operations

Overview

      We have generated most of our revenues during the nine months ended September 30, 2002 and 2003 through sales of our CompuDent(TM) system and The Wand(R) disposable handpiece used with that system. During this period, handpiece sales have reflected a growing base of new customers for our systems internationally and more intensive use of their systems by a relatively stagnant base of customers domestically. Though we have continued to sell new systems domestically, a large part of our domestic sales during this period represented the sale of up-graded units or additional units to our existing customer base. Our limited domestic sale of new systems reflects our limited sales and marketing efforts as a result of cash constraints. The following table shows a breakdown of our revenues, domestically and internationally, by product category, and the percentage of total revenue by each product category.

                                    Three Months Ended September 30,                         Six Months Ended September 30,
                                    --------------------------------                         ------------------------------

                                     2003                       2002                        2003                       2002
                           -----------------------     ---------------------     ------------------------     --------------------
         Domestic

CompuDent                  $  157,660         23.2%    $  229,770       29.1%    $  524,566          25.4%    $  799,671      32.8%
Handpieces                    481,486         71.0%       500,370       63.3%     1,398,347          67.6%     1,461,607      59.9%
Other                          39,432          5.8%        59,743        7.6%       144,384           7.0%       176,923       7.3%
                           ----------    ---------     ----------   --------     ----------    ----------     ----------  --------
Total Domestic             $  678,578        100.0%    $  789,883      100.0%    $2,067,297         100.0%    $2,438,201     100.0%
                           ==========    =========     ==========   ========     ==========    ==========     ==========  ========

    International

CompuDent                  $  163,000         56.0%    $  123,640       50.6%    $  574,225          55.4%    $  436,228      56.1%
Handpieces                    127,980         44.0%       118,983       48.7%       460,152          44.4%       337,714      43.4%
Other                               0          0.0%         1,684        0.7%         2,574           0.2%         3,764       0.5%
                           ----------    ---------     ----------   --------     ----------    ----------     ----------  --------
Total International        $  290,980        100.0%    $  244,307      100.0%    $1,036,951         100.0%    $  777,706     100.0%
                           ==========    =========     ==========   ========     ==========    ==========     ==========  ========

Domestic/International
        Analysis

Domestic                   $  678,578         70.0%    $  789,883       76.4     $2,067,297          66.6     $2,438,201      75.8
International                 290,980         30.0%       244,307       23.6      1,036,951          33.4        777,706      24.2
                           ----------    ---------     ----------   --------     ----------    ----------     ----------  --------
                           $  969,558        100.0%    $1,034,190      100.0%    $3,104,248         100.0%    $3,215,907     100.0%
                           ==========    =========     ==========   ========     ==========    ==========     ==========  ========

      We have earned relatively high gross profits on our revenues, 50% and 47% during the three months ended September 30, 2002 and 2003, respectively and 53% and 50% during the nine-month periods ended September 30, 2002 and 2003, respectively. However, revenue levels have been too low to support our overhead, research and development expense and interest on our debt. Thus substantial, though declining, losses have been reported for each of those periods. To address this problem we have taken steps to cut our overhead, increase sales and reduce our interest expense by issuing equity securities in payment of a substantial part of our debt.

      First, we took the following steps to reduce our operating overhead and improve our utilization of cash:

            o We reconfigured our sales force, commencing in 2001 and continuing through 2003, from a large internal force to independent sales representatives and distributors;

            o We closed our Deerfield, Illinois facility on January 31, 2003, resulting in a reduction of ten employees. Customer support, technical service and other back-office functions previously conducted at this location were consolidated into our New Jersey location;

            o We outsourced to an independent warehouse located in Pennsylvania receiving, shipping and storage functions previously conducted at Deerfield; and

            o We cut marketing expense and limited our participation in trade shows, even though this had a further negative effect on sales.

      Next, we took steps to reduce our debt burden. We cut the interest rate on our Senior Secured and Secured Notes (after negotiation with our note holders) from 20% to 12% (6% if we paid interest in cash) and extended the previously extended maturity date until July and August 2003. In September 2003, we satisfied $5,014,014 of debt by issuing 4,939,256 shares of common stock and 25,365 shares of convertible preferred stock. On October 31, 2003, we agreed with vendors to satisfy approximately $503,000 of trade payable by issuing 306,585 shares of common stock. In October we also reached agreement to satisfy, on the later of January 2, 2004 or the effective date of the proposed public offering, an additional $1,960,996 of debt, accrued interest and accrued compensation through issuance of equity securities.

      Finally, at the beginning of 2003, we began to take steps to increase our revenues. In early 2003 we completed development and in September 2003 we received FDA approval for a patented disposable handpiece, the SafetyWand, that incorporates safety engineered sharps protection features to aid in the prevention of inadvertent needlesticks. The SafetyWand is one of the first safety engineered injection devices that is fully compliant with OSHA regulations under the federal Needlestick Safety Act while also meeting the clinical needs of dentists. To date, these regulations have generally not been enforced against dentists due to lack of commercially available products that meet the special needs of dentistry. Milestone believes that the commercial availability of the SafetyWand will enable OSHA to begin stricter enforcement of the Needlestick Safety Act against dentists. Since the SafetyWand can only be used with the CompuDent system, enforcement by OSHA could promote increased handpiece sales to current CompuDent users, while also providing impetus for the purchase of these systems by new users. In October 2003 the SafetyWand was launched at the American Dental Association Annual Meeting in California and will be commercially available before the end of 2003.

      In early 2003, we adopted a new marketing approach and began building a national sales force of highly trained independent representatives providing sales coverage in urban areas in 12 states. To increase its ability to retain this sales force, to enhance its performance, Milestone:

            o increased its base price to new customers to provide sufficient gross profit to recruit and adequately compensate its sales force;

            o established a sales support staff to generate leads, set appointments, provide technical support and customer service and foster increased usage handpiece use; and

            o began distributing a new product used in repairing and whitening teeth, the CoolBlue Wand, which also helps us gain access to dental offices.

      With a growing new sales force and the acquisition of rights to new products to facilitate access to dental offices, Milestone intends to direct its marketing efforts to capturing new customers, particularly from specialty practitioners, including periodontists, pedodontists, endodontists and cosmetic/restorative dentists

Summary of Significant Accounting Policies

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

      Revenue Recognition

      Revenue is recognized when title passes at the time of shipment and collectibility is deemed probable.

Results of Operations

      Milestone's results from operations for the nine months ended September 30, 2003, reflect continued growth in sales to foreign distributors, training and further expansion of its domestic independent sales force, and finalizing preparations to distribute two newly developed products while seeking additional financing.

      The net loss for the nine months ended September 30, 2003 was approximately $183,000 greater than the loss reported for the nine months ended September 30, 2002. A decline in sales volume and gross profit percentages, coupled with increases in research and development expenses and interest expense were the primary factors of this increase in net loss.

      The following table sets forth for the periods presented, statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

                                                     3 months                         9 months       9 months
                                                       ended       3 months ended       ended          ended
                                                      9/30/03         9/30/02          9/30/03        9/30/02
           Net Sales                                   100.0%         100.0%            100.0%         100.0%
           Cost of sales                               -53.0%         -50.0%            -50.3%         -46.6%
           Gross profit                                 47.0%          50.0%             49.7%          53.4%
           Selling, general and
             administrative                            -91.3%         -83.6%           -79.50%        -83.01%
           Depreciation                                 -0.9%          -1.3%             -0.9%          -1.3%
           Closing of Deerfield, IL facility            -1.4%           0.0%             -2.5%           0.0%
           Research and development                     -3.0%          -1.8%             -3.6%          -2.0%
           Loss from operations                        -49.5%         -36.7%            -36.8%         -33.0%
           Other income                                  0.0%           2.3%              0.0%           2.2%
           Interest, net                               -15.5%         -21.9%            -20.8%         -19.2%
           Net loss                                    -65.0%         -56.3%            -57.6%         -49.9%

Statement of Operations

      Three months ended September 30, 2003 compared to three months ended
                               September 30, 2002

      Net sales for the three months ended September 30, 2003 and 2002 were $966,591 and $1,034,190 respectively. The $67,599 or 6.5% decrease is primarily related to an approximate $82,000 aggregate decrease in CompuDent(R) and CompuMed(R)sales domestically. Also, revenue from Wand(R) handpieces sales in the United States decreased by $19,000. The decrease in Wand(R) handpiece sales is the result of changing the primary vendor of the Wand(R) handpiece, resulting in inconsistent inventory levels. Subsequently, the transition issues have been resolved and are resulting in improved supply chain management.

      Cost of sales for the three months ended September 30, 2003 and 2002 were $511,867 and $517,292 respectively. The $5,425 decrease is attributable primarily to lower sales volume.

      For the three months ended September 30, 2003, Milestone generated a gross profit of $454,724 or 47% as compared to a gross profit of $516,898 or 50% for the three months ended September 30, 2002. The decrease in gross profit percentage is primarily attributable to increased sales to foreign distributors. Sales to foreign distributors are of higher volume but at a reduced margin.

      Selling, general and administrative expenses for the three months ended September 30, 2003 and 2002 were $891,322 and $877,441 respectively. The $13,881 increase is attributable primarily to an approximate $28,000 increase in professional fees partially offset by a $19,000 decrease in expenses associated with the sale and marketing of the Wand(R) technology. An approximate $50,000 expense associated with the independent sales representative start up costs, was primarily offset by a commensurate amount of commissions earned during the similar period in the previous year.

      Milestone incurred costs totaling $13,150 relating to the rent expense for its closed facility in Deerfield, IL.

      Research and development expenses for the three months ended September 30, 2003 and 2002 were $29,066 and $18,549, respectively. These costs are associated with the development of Milestone's SafetyWand(TM), which incorporates safety engineered injury sharps protection, mandated by the Federal Needlestick Safety and Prevention Act of 2000.

      The loss from operations for the three months ended September 30, 2003 and 2002 were $478,814 and $379,092, respectively. The $99,722 increase in loss from operations is explained above.

      Milestone generated $24,000 in other income for the three months ended September 30, 2002 as a result of a consulting contract which expired in October 2002.

      Interest expense of $149,766 was incurred for the three months ended September 30, 2003 as compared to $226,739 for the three months ended September 30, 2002. The decrease is attributable to an approximate $76,000 decrease in amortization of aggregate debt discount and deferred financing costs.

      The net loss for the three months ended September 30, 2003 was $628,580 as compared to a net loss of $581,831 for the three months ended September 30, 2002. The $46,749 increase in net loss is explained above.

       Nine months ended September 30, 2003 compared to nine months ended
                               September 30, 2002

      Net sales for the nine months ended September 30, 2003 and 2002 were $3,101,281 and $3,215,907, respectively. The $114,626 or 3.6% decrease is primarily related to an approximate $175,000 aggregate in CompuDent(R) and CompuMed(R)sales, domestically and a $63,000 decrease in domestic sales of the Wand(R) handpieces. These decreases were partially offset by a $122,000 increase in foreign sales of the Wand(R) handpiece. The decrease in Wand(R) handpiece sales is the result of changing the primary vendor of the Wand(R) handpiece, resulting in inconsistent inventory levels. Subsequently, the transition issues have been resolved and are resulting in improved supply chain management.

      Cost of sales for the nine months ended September 30, 2003 and 2002 were $1,560,288 and $1,499,063 respectively. The $61,225 increase is attributable primarily to higher sales volume to foreign distributors.

      For the nine months ended September 30, 2003, Milestone generated a gross profit of $1,540,993 or 49.7% as compared to a gross profit of $1,716,844 or 53.4% for the nine months ended September 30, 2002. The decrease in gross profit percentage is primarily attributable to increased sales to foreign distributors. Sales to foreign distributors are of higher volume but at a reduced margin.

      Selling, general and administrative expenses for the nine months ended September 30, 2003 and 2002 were $2,491,737 and $2,712,649 respectively.
      The $220,912 decrease is attributable primarily to an approximate $241,000 decrease in expenses associated with the sale and marketing of the Wand(R) technology. An approximate $63,000 expense associated with the independent sales representative start up costs, was primarily offset by a commensurate amount of commissions earned during the similar period in the previous year.

      Milestone incurred costs totaling $79,023 relating to the closure of its Deerfield, IL facility.

      Research and development expenses for the nine months ended September 30, 2003 and 2002 were $112,158 and $63,928 respectively. These costs are associated with the development of Milestone's SafetyWand(TM).

      The loss from operations for the nine months ended September 30, 2003 and 2002 were $1,141,925 and $1,059,733 respectively. The $82,192 increase in loss from operations is explained above.

      Milestone generated $72,000 in income for the nine months ended September 30, 2002 as a result of a consulting contract which expired in October 2002.

      Interest expense of $645,457 was incurred for the nine months ended September 30, 2003 as compared to $616,519 for the nine months ended September 30, 2002. The increase is attributable to higher average borrowings in 2003.

      The net loss for the nine months ended September 30, 2003 was $1,787,382 as compared to a net loss of $1,604,252 for the nine months ended September 30, 2002. The $183,130 increase in net loss is explained above.

Liquidity and Capital Resources

      The accompanying condensed consolidated financial statements have been prepared assuming Milestone will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, Milestone incurred net losses of approximately $1,787,000 and $1,604,000 and negative cash flows from operating activities of $861,000 and $418,000 during the nine months ended September 30, 2003 and 2002, respectively. As a result, Milestone had a cash balance of approximately $96,000, a working capital deficiency of approximately $1,449,000 and a stockholders' deficiency of approximately $2,877,000 as of September 30, 2003. These matters raised substantial doubt about Milestone's ability to continue as a going concern. Management believes that its initial concerns about the Company's ability to continue as a going concern were alleviated through the subsequent satisfaction of a substantial portion of its outstanding obligations, the introduction of new products and continuing efforts to reduce operating overhead. Nevertheless, management believes that it is probable that Milestone will continue to incur losses and negative cash flows from operating activities through at least September 30, 2004.

Restructuring Liabilities and Proforma Impact:

      On September 30, 2003, the Company satisfied approximately $5,014,000 of secured debt including interest, through the issuance of 4,939,256 shares of Common Stock and $25,365 face amount of 8% cumulative convertible preferred stock. In addition, during October and November 2003, the Company took the following additional steps to restructure its liabilities and raise equity.

            o On October 31, 2003, the Company issued 306,585 shares of common stock to certain of its principal vendors having a fair value of approximately $502,800, in satisfaction of trade payables and future services in the aggregate amount of $502,800.

            o The Company has agreed to issue 282,982 shares of common stock having a fair value of $329,572 in satisfaction of $329,572 of deferred financing costs incurred in extending certain of its outstanding loans.

            o The Company issued 101,829 shares of common stock upon the receipt of approximately $189,000 upon exercising its rights to draw upon a private equity put facility.

            o The Company issued 7,000 shares of its common stock upon the receipt of $7,750 when an employee exercised his stock options.

            o Additionally, the Company reached agreements with a major investor and the Company's chairman and chief executive officer to satisfy in the aggregate, an approximate $1,961,000 of debt, accrued interest compensation through the issuance of securities at fair value at the later of (i) the effective date of a public offering or (ii) January 2, 2004.

      These transactions had or will have a significant impact on the Company's net worth. Presented below on a proforma basis is selected financial data, which gives effect to the aforementioned transactions as if they occurred on September 30, 2003.

                                                                  September 30, 2003
                                                                  ------------------

                                                             Actual               Proforma
                                                             ------               --------

                                                                    (in thousands)
           Total current assets                                1,275               1,643

           Total current liabilities                           2,724               1,301

           Working capital (deficiency)                      (1,449)                 342

           Total liabilities                                   4,391               1,768

           Total stockholders equity (deficiency)            (2,877)                 114

Additional Resources:

      In April 2003, the Company received an additional $900,000 8% line of credit from a major investor which is scheduled to mature on January 1, 2005, unless extended. As of September 30, 2003, $600,000 was outstanding on the aforementioned line of credit.

Equity Put Facility

      During October 2003 and through November 4, 2003, Milestone exercised its right to draw upon a private equity facility. In exchange of net proceeds of $189,440 the Company issued 101,829 shares of common stock. The put facility was arranged in January 2001 under the terms of a three-year private equity line agreement with Hillgreen Investments Limited ("Hillgreen"), a British Virgin Islands corporation. Hillgreen is obligated to purchase, subject to the fulfillment of specified conditions, up to 2,100,000 shares of Milestone's common stock. Hillgreen has allocated $20,000,000 to fund its purchase obligations. The transaction was arranged by Jesup & Lamont Securities Corporation, a New York based investment banking firm. Milestone's right to draw upon this facility is subject to a number of limitations and conditions, including a limitation on the amounts sold to Hillgreen within specified periods. Subject to these and other conditions and limitations, Milestone will have full control over the timing of any financing under the equity line and is under no obligation to sell any shares to Hillgreen. All shares that are sold are priced at 87.5% of the volume weighted average market price of Milestone common stock during a fixed period prior to the sale. Milestone has discretion to establish a floor price below which shares will not be sold by Milestone to Hillgreen.

Equity Offering

      On November 10, 2003, we filed with the Securities Exchange Commission a registration statement on Form S-2 (the "Registration Statement"). The Registration Statement covers the sale of units of common stock and warrants for an aggregate firm commitment gross offering price of $8,000,000 to $10,000,000. The warrants included in the units are exercisable at any time after they become separately tradable until their expiration date, five years after the date of the closing of the offering of an exercise price equal to 150% of the closing market price of our common stock on the pricing date of this offering. Some or all of the warrants may be redeemed by us at a price of $0.01 per warrant, by giving not less than 30 days notice to the holders of the warrants, which we may do at any time, beginning 6 months from the effective date of this offering after the closing price for our common stock on the principal exchange on which it trades (i.e. AMEX) has equaled or exceeded 200% of the price of our common stock on the effective date of this offering. The common stock included in the units and the warrants will trade only as a unit for 30 days following the closing date of the offering, unless the underwriter determines that separate trading should occur earlier.

      As currently contemplated, the gross proceeds of an $8,000,000 offering are expected to yield net proceeds, of $6,500,000 after taking into account underwriting discounts and commissions and estimated offering expenses. As set forth in the Registration Statement the net proceeds of the offering will be used primarily to expand and support sales and marketing efforts for CompuDent in the United States, including new marketing and advertising campaigns, support the launch of the recently announced SafetyWand product line, expand international sales efforts and develop commercial models of products using other new subcutaneous injection technology. We will retain broad discretion in the allocation of the net proceeds within the categories set forth above. The amounts actually expended within these categories may vary significantly and will depend on a number of factors, including our rate of revenue growth, cash generated by operations, evolving business needs and other factors. There are no assurances that the Company will be successful in raising the aforementioned amount of capital or any other amount.

Cash flow results

      For the nine months ended September 30, 2003, the Company's net cash used in operating activities was $860,990. This was attributable primarily to a net loss of $1,787,382 adjusted for noncash items of $280,494 (of which $242,628 was for amortization of debt discount and deferred financing costs); a $372,167 increase in accounts receivable; an $135,997 increase in inventories; a $137,575 decrease in advances to contract manufacturer; a $3,341 decrease in prepaid expenses; an increase in accounts payable of $399,731 a $402,827 increase in accrued interest; a $29,412 decrease in accrued expenses; and an $240,000 increase in deferred compensation.

      For the nine months ended September 30, 2003, the Company used $15,817 in investing activities for capital expenditures.

      For the nine months ended September 30, 2003, the Company generated $962,994 from financing activities as it issued promissory notes to existing investors totaling $900,000, incurred $108,215 of net borrowings from its Chief Executive Officer, recorded $22,721 in deferred financing activities and incurred $22,500 in expenses in registering shares.

RECENT ACCOUNTING PRONOUNCEMENT

      In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of SFAS No. 132" was issued. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of account for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effects of the method used on reporting results. Milestone adopted SFAS No. 148, effective January 1, 2003 and it did not have any material impact on its consolidated financial statements.

      In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued. The statement requires that an issuer classify financial instruments that are with its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We are currently evaluating the provisions of the statement, and do not believe that it will have an impact on our consolidated financial statements.

OTHER MATTERS - AMERICAN STOCK EXCHANGE

      On May 2, 2002, Milestone received a letter from the American Stock Exchange advising that the Company has fallen below the stockholders' equity criterion and requesting the submission of a recovery plan detailing any actions taken, or planned to be taken within the next 18 months to bring the Company into compliance. On September10, 2002, the Company submitted a detailed recovery plan to the American Stock Exchange showing how Milestone expects to achieve stockholder equity of $4,000,000 by December 31, 2003. In response, Milestone received informal advice from the American Stock Exchange that in view of the expected loss in 2002, Milestone needed to demonstrate how the Company will achieve $6,000,000 in stockholders' equity by the end of 2003. On August 14, 2002, a supplemental plan demonstrating how Milestone expects to meet these requirements was submitted. On August 23, 2002, the American Stock Exchange advised Milestone that they had determined that the plan makes a reasonable demonstration of Milestone's ability to regain compliance with the continued listing standards by the conclusion of the plan period at the end of 2003. Subsequently, Milestone has discussed with American Stock Exchange its results from operations and its future expectations as they relate to the plan submitted in August 2002. The continued listing of Milestone's securities on the American Stock Exchange during this period will be subject to periodic reviews by the Exchange. Failure to show progress consistent with the plan or to regain compliance by the end of the plan period could still result in the Milestone being delisted. In the event that Milestone's securities are delisted from the American Stock Exchange, trading, if any, in the common stock and warrants would be conducted in the over the counter market on the NASD's "OTC Bulletin Board." Consequently the liquidity of Milestone securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts and new media coverage of Milestone, and lower prices for Milestone's securities than might otherwise be obtained.

SUBSEQUENT EVENTS

      Potential Reverse Stock Split

            The Board of Directors adopted a resolution, subject to shareholders' approval, of an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of its common stock. The ratio would be no greater than one-for-ten, at the sole discretion of the Company's board of directors, in connection with an underwritten public offering by the Company. The principal purpose of the reverse stock split is to facilitate the public offering, which, we believe, is necessary to maintain our listing on the American Stock Exchange. In order to maintain the listing, we must, among other requirements, maintain stockholders' equity of at least $6 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) Milestone held its 2003 annual meeting of Stockholders on July 2, 2003. The following resolutions were adopted by the Stockholders at the meeting:

(i) Relection of all board members. Present below, are the voters cast for each director nominee:

                                                             WITHHOLD
                      NAME                  FOR              AUTHORITY            ABSTAIN
                                            ---              ---------            -------
              Leonard Osser              11,378,458                               105,977
              Paul Gregory               11,393,633                               90,798
              Leonard Schiller           11,395,633                               88,798
              Leslie Bernhard            11,385,355                               89,798
              Jeffrey Fuller             11,395,633                               88,798

(ii)) Authorization of an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 50,000,000.

The results were as follows:

                   FOR                AGAINST                  ABSTAIN
                   ---                -------                  -------

               11,108,736             142,615                   12,767

b) The annual meeting of stockholders was reconvened on July 18, 2003. On this date, the stockholders approved an additional amendment to the Company's Certificate of Incorporation to add a new class of 5,000,000 shares of "blank check" Preferred Stock with such rights, preferences and privileges as will be determined by the Board of Directors when designating each issue.

The results were as follows:

                   FOR                AGAINST                  ABSTAIN
                   ---                -------                  -------

                7,250,330             218,161                   10,987

                                                                         PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

            10.32 Debt Settlement Agreement with Leonard Osser and K. Tucker
                  Andersen, dated October 9, 2003.

            31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

            On July 3rd and July 23rd, 2003, we filed current reports on Form 8-K, under Item 5.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MILESTONE SCIENTIFIC INC.
                                            Registrant


                                    /s/ Leonard Osser
                                    ------------------------------------
                                    Leonard Osser Chairman and
                                    Chief Executive Officer


                                    /s/ Thomas M. Stuckey
                                    ------------------------------------
                                    Thomas M. Stuckey, Vice President and
                                    Chief Financial Officer

Dated: November 13, 2003