Form 10KSB
period 2003-12-31
MILESTONE SCIENTIFIC INC/NJ
filed 2004-04-12
CIK 855683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended December 31, 2003.

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ___________________

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

Securities registered under Section 12(b) of the Exchange Act:

                                                                                        Name of Each Exchange
                     Title of Each Class                                                 on Which Registered
                     -------------------                                                 -------------------
          Common Stock, par value $.001 per share                      American Stock Exchange and Pacific Stock Exchange
    Warrants, each to purchase one share of common stock                                American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

                                      None

      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
Yes |X| No | |

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      For the year ended December 31, 2003, the revenues of the registrant were $3,971,707.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, on the American Stock Exchange, on April 8, 2004 of $ 2.38 was approximately $14,145,000.

      As of April 8, 2004 the registrant has a total of 9,663,907 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                           MILESTONE SCIENTIFIC, INC.

                            Form 10-KSB Annual Report

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I
      Item 1.  Description of Business ..............................................................    3
      Item 2.  Description of Property ..............................................................   16
      Item 3.  Legal Proceedings ....................................................................   16
      Item 4.  Submission of Matters to a Vote of Security Holders ..................................   16

PART II
      Item 5.  Market for Common Equity and Related Stockholder Matters .............................   17
      Item 6.  Management's Discussion and Analysis or Plan of Operation ............................   21
      Item 7.  Consolidated Financial Statements ....................................................   27
      Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure .   27
      Item 8A. Controls and Procedures ..............................................................   27

PART III
      Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16 (s) of the Exchange Act  Executive Officers ...........   29
      Item 10. Executive Compensation ...............................................................   30
      Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
                   Stockholder Matters ..............................................................   33
      Item 12. Certain Relationships and Related Transactions .......................................   36
      Item 13. Exhibits and Reports on Form 8-K .....................................................   36
      Item 14. Principal Accountant Fees and Services ...............................................   39

SIGNATURES ..........................................................................................   40

EXHIBITS.............................................................................................

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

                                     PART I

Item 1. Description of Business

      All references in this report to "we," "us," "our" or "the Company" refer to Milestone Scientific Inc., and its 88.65% owned subsidiary, Spintech, Inc. ("Spintech"), unless the context otherwise indicates. We have rights to the following trademarks: CompuDent(R), CompuMed(R), CompuFlo(TM), The Wand(R), The WandPlus(R), the SafetyWand(TM) and CoolBlue(TM) Wand.

      All share number and share price information in this report have been retroactively adjusted to reflect the 1-for-3 reverse stock split effected in January 2004.

                                    BUSINESS

Background

      Milestone is a leader in advanced subcutaneous injection technology for dental and medical applications. Its products improve the quality of patient care and comfort, while also addressing the health and safety needs of the practitioner. Milestone's principal product, CompuDent, was developed to replace the hypodermic syringe in dentistry. The hypodermic syringe has been little changed since its invention more than 150 years ago. A dentist using a syringe can generally administer an adequate volume of anesthetic to the intended target area to achieve the desired level of anesthesia. However, use of a syringe for this purpose, may result in a number of unintended consequences or collateral problems including:

      o     high levels of patient pain in some procedures;

      o     post-operative pain as a result of tissue tearing or distension;

      o necrosis (death of tissue) as a consequence of tissue tearing and other damage;

      o failure to hit the intended nerve target because of needle deflection and the awkward manner in which the syringe must be held;

      o temporary paralysis of adjacent tissue such as the tongue, lips, and facial muscles;

      o     fear reactions by the patient to the syringe;

      o     carpal tunnel syndrome to the dentist or hygienist;

      o inability to inject sufficient anesthetic into dense tissue or tight spaces; and

      o     use of unnecessarily high levels of anesthetic.

Dental Products

      CompuDent and The Wand

      Milestone's principal product, CompuDent, is a computer controlled, precision metered, local anesthetic injection system. The system, including its ergonomically designed, single patient use, disposable handpiece, The Wand, enables a dentist to consistently administer safe, effective and painless injections. Since January 1998, Milestone has sold more than 24,000 CompuDent units and over 16 million single use handpieces in the United States and in over 25 other countries. CompuDent has been favorably evaluated in 18 peer reviewed, published clinical studies and over 25 other evaluative articles. The system provides these benefits:

      o eliminates the pain associated with palatal and other injections, resulting in a more comfortable injection experience for the patient;

      o injections made possible with CompuDent minimize collateral numbness of the tongue, lips and facial muscles;

      o bidirectional rotation of The Wand handpiece results in greater precision and more rapid onset of anesthesia by eliminating needle deflection in mandibular block injections;

      o the single patient use disposable handpiece eliminates the risk of cross contamination;

      o the ergonomic design of The Wand makes an injection easier, less stressful to administer and reduces the risk of carpal tunnel syndrome to the dentist or hygienist; and

      o CompuDent can increase productivity in many dental procedures by eliminating the need for preliminary pain blocking injections, and reducing the waiting time required to see if the injection has taken effect.

      The system design allows a drop of anesthetic to always precede the needle tip, thus creating a pathway of already anesthetized tissue for the needle to penetrate. The system also eliminates the "bee-sting" effect, that is, the painful effect associated with a surge of fluid into a confined tissue area. Syringes do not allow sufficient control of the flow rate to achieve these benefits. With a syringe, the needle often enters tissue that has not yet been anesthetized. Further, dentists using a syringe do not have a solid resting point against which they may guide their hand while administering the injection, often resulting in uncontrolled movement of the needle that causes pain for the patient.

      The slim, pencil-like, shape of The Wand handpiece is also more functional for the user and less ominous in appearance to the patient. The pencil grip provides enhanced tactile sense, more accurate control, and a greater level of stability for the user by preventing antagonistic movements. As a single patient use device, the handpiece also offers protection against patient cross-contamination.

      The design of The Wand handpiece allows the practitioner to use a new needle insertion technique called bidirectional rotational insertion that minimizes needle deflection. Contemporary dental anesthesia textbooks indicate that needle deflection is a source of anesthetic failures in mandibular blocks, the most common dental injection. Anesthetic blocks are missed more than 20% of the time because of needle deflection associated with hypodermic syringes. The bidirectional rotational insertion technique associated with The Wand handpiece addresses these failures. Further, the new technique also requires two to three times less force to penetrate tissue, which may lead to a less painful injection experience for the patient.

      We sell CompuDent units in the U.S. for $2,195. However, discounts are offered for purchases of multiple units and on sales of additional units to existing customers. We sell The Wand handpieces in boxes of 50 handpieces for $75 and The Wand handpieces with bonded needle for $62.50 a box, but offer discounts for participants in the Milestone Savings Plan and other periodic buying programs.

      Our international master distributors and direct distributors to whom we sell to in a number of countries purchase units at a range of lower prices, depending upon the extent of the marketing, promotional, training and repair obligations which they assume.

      The SafetyWand

      In September 2003, we received FDA approval for the SafetyWand, an injection handpiece device that incorporates safety engineered sharps protection features. The SafetyWand was developed to address requirements of the Needlestick Safety Act, mandating the use of a safety engineered sharps device to eliminate inadvertent needle sticks. The Act was adopted in 2000 after it was found that U.S. healthcare workers suffer from an estimated 800,000 needle-stick injuries each year, some of which resulted in cases of HIV, Hepatitis B, Hepatitis C and other illnesses, costing taxpayers in excess of $2 billion annually, in testing and treatment.

      OSHA promulgates regulations under the Needlestick Safety Act. OSHA and corresponding authorities in some states are responsible for enforcing the Act and its regulations. OSHA and similar state and local authorities conduct enforcement actions on a state-by-state basis. While OSHA and these state and local authorities are empowered to levy substantial fines for failure to use these devices, we believe that they have largely been unable to enforce the law against dentists because of the inadequacy of existing devices to meet both the requirements of the law and the unique clinical needs of dentists. The SafetyWand was designed to conform with more than 30 parameters published by OSHA to be met by safety engineered products while also meeting the clinical needs of dental practitioners, however, no independent evaluation confirms that the SafetyWand conforms to these regulations. It provides the practitioner with a safer retractable needle device, with single hand activation, which is reusable multiple times during a single patient visit, yet small and sleek enough not to obscure the dentist's often limited field of view.

      We believe that the commercial availability of the SafetyWand will enable OSHA and similar state and local authorities to begin enforcement, or stricter enforcement, of the Needlestick Safety Act in dentistry. Since the SafetyWand can only be used with CompuDent, enforcement by OSHA could promote increased handpiece sales to current CompuDent users, while also providing significant impetus for the purchase of these systems by new users. However, there are no assurances that the Act or related regulations will be strictly or consistently enforced or that this enforcement will result in increased sales of our products. We launched the SafetyWand at the American Dental Association Annual Meeting in California in October 2003. The SafetyWand became available in limited quantities for marketing and evaluation in January 2004.

      The Wand Handpiece with Needle

      This handpiece was designed to eliminate the re-use of handpieces on multiple patients, a problem occurring primarily outside the United States. This product is The Wand handpiece with a needle permanently attached. The benefits of this product are three-fold: for the patient, the risk of contamination from a previously used handpiece is eliminated, for the practitioner, there is less preparation time needed, and for Milestone, it should increase overall handpiece sales as customers will now stock handpieces with different sized needles. In June 2003 we received our CE mark to sell The Wand Handpiece with Needle in Europe. Since June we have generated approximately $250,000 in The Wand Handpiece with Needle sales.

      CoolBlue Wand Dental Enhancement System

      In August 2003, we entered into an agreement with DaVinci Systems, granting us non-exclusive distribution rights for the CoolBlue Wand, manufactured by DaVinci. The CoolBlue Wand is a dental enhancement system that uses advanced blue light emitting diodes for faster curing of dental repair amalgams, trans-illumination of teeth and activation of whitening gels and pastes. The agreement also granted us exclusive worldwide distribution rights for a whitening head. Under a further understanding with DaVinci, these rights were expanded to include products for the consumer home market. We began selling the CoolBlue Wand at a dental trade show in late October 2003. Through March 15, 2004 we have sold approximately $49,000 of these units and have received orders for an additional $14,000.

      Curing

      Technological advances have allowed the introduction of a composite material that is soft and malleable and generally matches the color of teeth. Once applied, this composite is hardened through the use of a curing light. The first generation of curing lights used halogen lamps, which require several minutes of curing time and emitted a great deal of heat in the mouth. Newer curing lights use light emitting diodes ("LEDs") that reduce curing time and emit less heat. DaVinci's curing light uses shorter wavelength blue LEDs that cure faster, deeper and cooler than products using halogen lamps. Further, the design is versatile and allows optional attachments for trans-illumination to identify cracks in a tooth and for activating whitening gels and pastes.

      Whitening

      The curing light may also be used as the base device for a whitening system employing a proprietary whitening head developed by DaVinci for Milestone, a dental office treatment kit, a take home kit provided by the dentist for follow-up, and a unique whitening rinse for long term maintenance. DaVinci will supply all components of the system to Milestone. Milestone is the exclusive worldwide distributor of the whitening head. All gels, pastes and rinses to be used with the whitening head will be supplied to Milestone by DaVinci at the lowest price provided to its customers.

           We are currently working with various vendors to complete development of packaging for the system. Concurrently, Milestone has engaged a creative firm to assist in the development of the launch materials, including naming, logo creation and promotional materials. We expect to launch the whitening system and to begin shipments of the product in the second quarter of 2004. We believe this product has an array of practitioner and patient benefits including lower cost and safety. The possibility also exists for dentists to market take home consumables.

      For its assistance in arranging our distribution agreement with DaVinci, in September 2003, we reached an agreement to pay Strider Inc., a commission of 5% of our gross revenues on all products purchased from DaVinci and resold to the professional dental market, and a commission of 2% of our gross revenues on all products purchased from DaVinci and resold to markets other than the professional dental market.

      The Proposed PDL Injector Device

      The periodontal ligament injection, or PDL injection, is a site-specific injection, which is highly effective for single tooth anesthesia. During a PDL procedure, a dentist anesthetizes a single tooth without causing collateral anesthesia to the tongue, lip and cheek. However, due to the pain elicited from the high volume of drug required and the associated pressure, a PDL can only be used as a secondary injection once the patient has already been anesthetized.

      The traditional PDL injection is typically administered using a spring loaded, high pressure, trigger-activated injector, known as a PDL Injector. With this device, anesthetic must be delivered into the PDL under extremely high pressure and force over a short period of time, resulting in rapid flow rates and high interstitial pressures in the PDL. A successful injection is only possible if the needle placement allows the proper flow of anesthetic into the PDL. If the needle is obstructed in any way, proper flow of the drug cannot occur and excessive pressure will result, possibly leading to persistent post operative pain and potential tissue necrosis.

      An independent clinical study conducted by the NYU College of Dentistry in 2000, demonstrated that when lower pressures are used over a longer period of time, larger volumes of anesthetic can be effectively delivered into the PDL space. These lower pressures are very difficult to produce with any handheld syringe and impossible to consistently produce with a PDL Injector. Our modified PDL injection, administered with the CompuDent, can be used on any tooth and differs significantly from the traditional PDL injection as administered with the PDL Injector or syringe. Using these devices requires the delivery of a relatively small volume of anesthetic solution under tremendous pressure while the CompuDent allows the operator to deliver a larger volume, under controlled pressure using a slow, controlled flow rate. The modified PDL injection can be used for primary anesthesia as well as the traditional supplementary injection to a mandibular block. Successful administration of the PDL also reduces the number of visits and time required for many procedures.

      While CompuDent has enhanced the practitioners' ability to perform a successful PDL injection, there is still one component missing - the ability to know for certain that the needle is in the PDL. By using pressure/force feedback to tell the practitioner the position of the needle point, one could predictably produce successful PDL injections.

      We have reduced to practice the use of pressure/force feedback and control in our CompuFlo device discussed below. The proposed PDL Injector combines our computer controlled injection system from CompuDent with our patented pressure sensing technology to scientifically ensure a successful PDL injection. This pressure sensing technology provides real-time measurement during an injection that we believe will allow the practitioner to properly position the needle and inject a sufficient volume of anesthetic. We have entered into a letter of intent for a joint venture for the commercialization and marketing of our proposed PDL injector with a major international manufacturer of dental equipment. Marketing of the proposed PDL Injector Device can begin once we obtain regulatory clearance from the FDA, which we expect to apply for in 2004.

Medical Products

      CompuMed

      In 2001 Milestone introduced CompuMed, an anesthetic injection system designed to meet the needs of the medical market. CompuMed provides benefits similar to CompuDent. CompuMed allows a number of medical procedures, now requiring IV sedation, to be performed with only local anesthesia because of the significantly reduced pain. Also, dosages of local anesthetic can often be significantly reduced, thus reducing side effects, accelerating recovery times, lowering costs and minimizing complications. CompuMed is now gaining acceptance in a variety of discrete medical applications including colorectal surgery, podiatry, dermatology, including Moh's surgery for the removal of basal cell carcinomas and other oncological dermatologic procedures, nasal and sinus surgery, including rhinoplasty, hair transplantation and plastic surgery.

      An independent clinical study conducted by researchers at the University of Southern California and published in May 2001, in colorectal surgery, confirmed that patients experienced significantly less pain when the CompuMed system was used. The study was terminated before accruing its initial target number of patients since, as a result of the dramatic reduction in pain, researchers considered it unethical not to use CompuMed exclusively. In another clinical study conducted in 2001 by researchers at Scholl College of Podiatric Medicine in Chicago Illinois, which was presented as an abstract in the field of podiatry, CompuMed was compared with the traditional hypodermic syringe for obtaining regional anesthetics in the hallux. The results stated that the pain associated with the traditional syringe decreased to nearly non-existent when using the CompuMed.

Proposed Products

      CompuFlo

      Milestone has developed CompuFlo, a prototype injection, perfusion and aspiration device, that embodies a new technology that Milestone believes, will provide it with entry into new markets, specifically the large hospital sector. CompuFlo provides a real time readout of pressures, fluid densities and flow rates in the delivery and removal of a wide array of liquid drugs and other fluids, including bodily fluids. Due to cash constraints, Milestone has not yet developed devices embodying this technology for specific applications. A major medical center has commenced two clinical pilot studies using the CompuFlo pressure sensing technology. The first study is to evaluate identification of the epidural space during epidural anesthesia commonly used for postoperative pain management and pain relief during childbirth. The second study is designed to determine whether measuring and controlling injection pressures of local anesthetics may aid in reducing the risk of peripheral nerve injury while increasing patient safety. No assurances can be given that these clinical studies will prove CompuFlo efficacious for these purposes. No products have yet been designed using the CompuFlo technology, FDA marketing approval has not been sought and no historical revenues have been generated from sale of devices embodying the CompuFlo technology.

      SafetyInfuse Wand

      Milestone has also developed SafetyInfuse Wand, a safety engineered IV catheter introducer. This product is designed to allow a practitioner to introduce an IV catheter into a vein using a single-handed, automatic safety engineered device. Protraction and retraction can be accomplished with a single hand, further enhancing the safety feature. It is a fail-safe device; that is, if the safety components break or fail to operate, then the needle moves into its protected state thus ensuring optimal safety to the practitioner. A major advantage of the SafetyInfuse Wand is that it can be used multiple times on a single patient, following a failure to introduce the catheter into the vein. Due to cash constraints, Milestone has not yet applied for 510(k) FDA marketing clearance for the SafetyInfuse Wand.

Manufacturing

      CompuDent and CompuMed units are manufactured for us by Tricor Systems, Inc. ("Tricor") pursuant to specific purchase orders. In order to fund certain expenses of Tricor, we have advanced funds to Tricor. These advances are reduced as Tricor makes shipments to us. Net advances to Tricor as of December 31, 2002 and 2003 were approximately $388,000, and $228,000, respectively. The Wand disposable handpiece is manufactured for us in Mexico by Nypro Precision

Assemblies ("NPA"), a subsidiary of Nypro Inc. Pursuant to scheduled production requirements. NPA utilizes molds, semi-automated assembly equipment and packaging equipment owned by us. These products are sterilized in California and shipped to our fulfillment center in Pennsylvania. The Wand Handpiece with Needle is supplied to us by United Systems, which arranges for its manufacture by a manufacturer in China. We may expand our relationship with this supplier to include production of other types of handpieces. All of the manufacturers for our products, including those supplying United Systems, are ISO compliant.

Marketing

      Marketing Background

      When we launched CompuDent in 1997, we relied on four major dental dealers to distribute our products. While this achieved broad access to dental offices, the nature of a typical sales visit by these dealers' representatives proved to be counterproductive to the training requirements of CompuDent. Though more than 15,000 units were sold in the first quarter following launch, this distribution method distanced us from our customers and made it impossible to provide customer support and adequate clinical training. These factors, coupled with introduction problems typically associated with new technology and early product design problems, now resolved, led to disgruntled customers and limited handpiece use. Therefore, in 2000 we began selling directly to customers. We hired a sales manager and eleven direct sales representatives to cover major metropolitan areas. However, the then sales price for CompuDent was inadequate to cover our direct expenses, including compensation to our representatives. We also experienced difficulty gaining access to dental offices because the representatives had a single product and the technology was still new to the market.

      New Marketing Plan - Dentistry - Domestic

      In January 2003, we developed a new sales and marketing plan, which reflected five years of lessons learned in the marketplace. We increased the base price of CompuDent from $1,495 to $1,995 that allowed us to recruit and adequately compensate our sales force and support staff. We developed a comprehensive training plan to enable our reps to provide orientation and training to new customers, and to foster increased usage of disposable handpieces. On December 31, 2003, we had a force of 10 sales representatives providing sales coverage in urban areas in 12 states. The typical independent rep manages a territory of approximately 3,500 to 5,000 dentists within a large metropolitan area. We support these independent sales reps in several important ways:

      o our sales support staff set appointments to help the reps gain access to dental offices;

      o we generate sales leads for them through our attendance at an average of 20 trade shows a year and through limited advertising and direct mail campaigns;

      o     we provide technical and service support;

      o we provide them with access to our existing customer base for the purpose of increasing utilization of handpieces as well as converting customers to a subscription program, the Milestone Saving Plan, under which they commit to the monthly purchase of handpieces at a discount from our regular prices; and

      In September 2003, we began distributing the CoolBlue Wand, which helps our sales force gain access to dental offices for sales of CompuDent.

      Also, in 2002 we entered into a non-exclusive distribution agreement with Benco Dental, granting them rights to distribute CompuDent and its handpieces in designated portions of the eastern U.S. Benco failed to achieve specified minimum purchase requirements and we now have the right to terminate the agreement upon notice to Benco. However, we continue to sell limited amounts of units and handpieces to Benco at a discount.

      With a growing new sales force and the acquisition of rights to new products to facilitate access to dental offices, we intend to direct our marketing efforts to capturing new customers from specialty practitioners, including periodontists, pedodontists, endodontists and cosmetic/restorative dentists.

      Dentistry - International Marketing

      We manage the sales and marketing support for Canada, Mexico, Brazil and Japan. Throughout the rest of the world, we distribute our products through two master distributors who manage an extensive network of independent dealers. The role of these principal distributors, Milestone Medical Technologies ("MMT") and United Systems, Inc ("United"), includes identification of suitable local distributors, establishment of distribution arrangements, supporting local marketing efforts and acting as liaison with the parent company. International sales represented 22% and 30% of sales in 2002 and 2003, respectively.

      MMT is our principal distributor for Europe, Africa and the Middle East. MMT is our largest customer, representing 63% and 70% of our international revenues in 2002 and 2003, respectively, and 14% and 21% of total sales in those periods, respectively.

      United Systems is our principal distributor in China, Taiwan, and South Korea. Handpiece use for these territories is less than in Europe and the US. In 2002 and 2003, respectively, sales to these territories represented fewer than 1% of our total revenues, for all those periods.

      In addition, sales to Yoshida Dental Manufacturing Company of Japan, Synca (our distributor in Canada) and Moyco (our distributor in Mexico) in 2002 and 2003, represented collectively 8%.

      In 2004 we plan to hire a dedicated sales manager for each of the three major regions -- Europe, Asia and Latin America, to oversee the implementation of our sales and marketing strategy and to ensure that the distributors are provided with adequate training and technical support. We also plan to assist our master distributors to engage new distributors in major markets, to train existing and new distributors and to replace poor performing distributors.

      Proposed Expanded Marketing Program for Dental and Hygiene Schools

      More than 5,000 students graduate annually from dental schools in the U.S. We believe this presents a key opportunity for us to cultivate use of CompuDent early in the dentists' training. We expect, in the future, to begin offering special educational assistance programs to dental and hygiene schools in the U.S. and Canada. Our hope is that training in the use of CompuDent will be incorporated into the curriculum of the schools and that students will use the products throughout their training.

      As of December 31, 2003, CompuDent has been added to the curriculum of 8 U.S. and Canadian dental schools and 13 schools providing degrees in dental hygiene. Through our international distribution partners, training in the use of CompuDent systems has also become part of the curriculum in several international dental programs. To properly implement a program of this magnitude and potential importance, we may need to hire a dedicated Academic Director. This Academic Director, ideally either a retired dentist or hygienist, would be responsible for working with the staffs of the chosen institutions on incorporating the product into their curricula.

Competition

      Our anesthetic delivery systems compete with disposable and reusable syringes that generally sell at lower prices and that use established and well-understood methodologies and other local anesthetic delivery systems, in both the dental and medical marketplaces. Our SafetyWand handpiece has not yet been made available in commercial quantities. When so available, it will compete with other safety engineered products in the medical market and against a single product claiming to be compliant with OSHA regulations under the Needle Stick Act in the dental market.

      Our systems compete on the basis of their performance characteristics and the benefits provided to both the practitioner and the patient. Clinical studies have shown that our systems reduce fear, pain and anxiety for some patients, and we believe that they can also reduce practitioner stress levels. CompuDent can be used for all local anesthesia techniques that can be performed with a syringe. CompuDent can also be used for new and modified techniques that cannot be performed with traditional syringes. These new techniques allow faster procedures shortening chair time, while minimizing numbing of the lips and facial muscles, enhance productivity, reduce stress and virtually eliminate pain and anxiety.

      The Luer Lock needle, sold by Milestone, competes with dental needles produced and distributed by a number of major manufacturers and distributors and other producers or distributors of dental products, many of whom have significant competitive advantages because of their size, strength in the marketplace, financial and other resources and broad product lines. Milestone competes on the basis of convenience since it can package the product with an order for disposable handpieces.

      We face intense competition from many companies in the medical and dental device industry, possessing substantially greater financial, marketing, personnel, and other resources. Most of our competitors have established reputations, stemming from their success in the development, sale, and service of competing dental products. Further, rapid technological change and research may affect our products. Current or new competitors could, at any time, introduce new or enhanced products with features that render our products less marketable or even obsolete. Therefore, we must devote substantial efforts and financial resources to improve our existing products, bring our products to market quickly, and develop new products for related markets. In addition, our ability to compete successfully requires that we establish an effective distribution network. New products must be approved by regulatory authorities before they may be marketed. We cannot assure you that we can compete successfully, that our competitors will not develop technologies or products that render our products less marketable or obsolete, or that we will succeed in improving our existing products, effectively develop new products, or obtain required regulatory approval for those products.

Patents And Intellectual Property

      We hold the following U.S. utility and design patents:

                                                                                        U.S. PATENT         DATE OF
                                                                                        NUMBER              ISSUE
                                                                                        ------              -----
                                    COMPUDENT

Hypodermic Anesthetic Injection Method ......................................           4,747,824           5/31/88
Hypodermic Anesthetic Injection Apparatus & Method ..........................           5,180,371           1/19/93
  (CompuFlo, CompuMed, and CompuDent )
Dental Anesthetic and Delivery Injection Unit ...............................           6,022,337           2/8/00
Dental Anesthetic Delivery Injection Unit (continuation of No. 6,022,337) ...           6,152,734           11/28/00
Dental Anesthetic Delivery Injection Unit (continuation of No. 6,022,337) ...           6,132,414           10/17/00
Design for a Dental Anesthetic Delivery System Handle .......................            D427,314           6/27/00
Design for a Dental Anesthetic Delivery System Holder .......................            D422,361           4/4/00
Design for a Dental Anesthetic Delivery System Housing ......................            D423,665           4/25/00
Dental Anesthetic and Delivery Injection Unit with Automated Rate Control ...           6,652,482           11/25/03

                                   SAFETYWAND

Handpiece for Injection Device with a Retractable and Rotating Needle .......           6,428,517           8/6/02

                                    COMPUFLO

Pressure/Force Computer Controlled Drug Delivery System .....................           6,200,289           3/13/01

                                      OTHER

Hypodermic Syringe and Method ...............................................           4,877,934           12/19/88
Apparatus and Method for Sterilizing, Destroying and Encapsulating
Medical Implement Wastes ....................................................           4,992,217           2/12/91
Apparatus and Method for Verifiably Sterilizing Destroying and
Encapsulating Regulated Medical Wastes ......................................           5,078,924           1/7/92
Apparatus and Method for Verifiably Sterilizing, Destroying and
Encapsulating Regulated Medical Wastes ......................................           5,401,444           3/28/95
Self-Sterilizing Hypodermic Syringe and Method ..............................           5,512,730           4/30/96
Self-Sterilizing Hypodermic Syringe and Method ..............................           5,693,026           12/2/97

    In addition, we have recently received a Notice of Allowance for patent protection on a safety intravenous catheter introduction device from the U.S. Patent Office.

      We also have several patent applications pending before the U.S. Patent and Trademark Office, and hold a number of corresponding patents in Europe and other major markets.

      During the 2003 and 2002 fiscal years, we expensed $131,015 and $147,709, respectively, on research and development activities. The higher costs incurred during 2002 were primarily associated with the development of the SafetyWand.

      We rely on a combination of patent, copyright, trade secret, and trademark laws and employee and third party nondisclosure agreements to protect our intellectual property rights. Despite the precautions taken by us to protect our products, unauthorized parties may attempt to reverse engineer, copy, or obtain and use products and information that we regard as proprietary, or may design products serving similar purposes that do not infringe on our patents. Litigation may be necessary to protect our intellectual property rights and could result in substantial cost to us and diversion of our efforts with no guarantee of success. Our failure to protect our proprietary information and the expenses of doing so could have a material adverse effect on our operating results and financial condition.

      While there are no current claims that our products infringe the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products or that any such assertion may not require us to cease selling such products, or to enter into arrangements that require us to pay royalties, or to engage in costly litigation. Although we have received no claims of infringement, it is possible that infringement of existing or future patents or proprietary rights of others may occur. In the event that our products infringe upon patent or proprietary rights of others, we may be required to modify our processes or to obtain a license. There can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do so would have a material adverse effect on us.

Government Regulation

      The FDA cleared CompuDent system and its disposable handpiece for marketing in the U.S., for dental applications in July 1996, the CompuMed system for marketing in the U.S. for medical applications in May 2001 and the SafetyWand for marketing in the U.S. for dental applications in September 2003. For us to commercialize our other products in the United States, we will have to submit additional 510(k) applications with the FDA.

      The manufacture and sale of medical devices and other medical products are subject to extensive regulation by the FDA pursuant to the FDC Act, and by other federal, state and foreign authorities. Under the FDC Act, medical devices must receive FDA clearance before they can be marketed commercially in the United States. Some medical products must undergo rigorous pre-clinical and clinical testing and an extensive FDA approval process before they can be marketed. These processes can take a number of years and require the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain, and FDA clearance may never be obtained. Delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each product submitted. Similar delays also may be encountered in other countries. Following the enactment of the Medical Device Amendments to the FDC Act in May 1976, the FDA classified medical devices in commercial distribution into one of three classes. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of the medical device. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls, such as adequate labeling, premarket notification, and adherence to the FDA's Quality System Regulation ("QSR"), also referred to as "Good Manufacturing Practices" ("GMP") regulations. Some Class I devices are further exempted from some of the general controls. Class II devices are those devices whose safety and effectiveness reasonably can be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries, and FDA guidelines. Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices.

      If a manufacturer or distributor can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required premarket approval, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) Premarket Notification. The 510(k) Premarket Notification and the claim of substantial equivalence may have to be supported by various types of data and materials, including test results indicating that the device is as safe and effective for its intended use as a legally marketed predicate device. Following submission of the 510(k) Premarket Notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. By regulation, the

FDA has no specific time limit by which it must respond to a 510(k) Premarket Notification. At this time, the FDA typically responds to the submission of a 510(k) Premarket Notification within 90 days. The FDA response may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. However, the FDA may determine that the proposed device is not substantially equivalent or may require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay market introduction of our products and could have a material adverse effect on us. If a device that has obtained 510(k) Premarket Notification clearance is changed or modified in design, components, method of manufacture, or intended use, such that the safety or effectiveness of the device could be significantly affected, separate 510(k) Premarket Notification clearance must be obtained before the modified device can be marketed in the United States. If a manufacturer or distributor cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor will have to seek premarket approval of the proposed device a more difficult procedure requiring extensive data, including pre-clinical and human clinical trial data, as well as extensive literature, to prove the safety and efficacy of the device.

      Though CompuDent, the SafetyWand and CompuMed have received FDA marketing clearance, there can be no assurance that any of our other products under development will obtain the required regulatory clearance on a timely basis, or at all. If regulatory clearance of a product is granted, such clearance may entail limitations on the indicated uses for which the product may be marketed. In addition, modifications may be made to our products to incorporate and enhance their functionality and performance based upon new data and design review. There can be no assurance that the FDA will not request additional information relating to product improvements, that any such improvements would not require further regulatory review thereby delaying the testing, approval and commercialization of our development products or that ultimately any such improvements will receive FDA clearance.

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

      We are subject to pervasive and continuing regulation by the FDA, whose regulations require manufacturers of medical devices to adhere to certain QSR requirements as defined by the FDC Act. QSR compliance requires testing, quality control and documentation procedures. Failure to comply with QSR requirements can result in the suspension or termination of production, product recall or fines and penalties. Products also must be manufactured in registered establishments. In addition, labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. The export of devices is also subject to regulation in certain instances.

      The Medical Device Reporting ("MDR") regulation obligates us to provide information to the FDA on product malfunctions or injuries alleged to have been associated with the use of the product or in connection with certain product failures that could cause serious injury. If, as a result of FDA inspections, MDR reports or other information, the FDA believes that we are not in compliance with the law, the FDA can institute proceedings to detain or seize products, enjoin future violations, or assess civil and/or criminal penalties against us, its officers or employees. Any action by the FDA could result in disruption of our operations for an undetermined time.

      In June 2003 we received CE mark in the European Common Market for marketing in Europe of the SafetyWand and The Wand Handpiece with Needle. In July 2003, we obtained regulatory approval to sell CompuDent and its handpieces in Australia and New Zealand.

Product Liability

      Failure to use any of our products in accordance with recommended operating procedures potentially could result in subjecting users to health hazards or injury. Failures of our products to function properly could subject us to claims of liability. We maintain liability insurance in an amount that we believe is adequate. However, there can be no assurance that our insurance coverage will be sufficient to pay product liability claims brought against us. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on us.

Employees

      On March 26, 2004, Milestone had 10 full-time employees, including three executive officers, six sales support staff, a national sales manager, and two part time employees. In addition, 10 independent sales representatives provide us with their services on an independent basis.

          CERTAIN RISK FACTORS THAT MAY AFFECT GROWTH AND PROFITABILITY

      The following factors may affect the growth and profitability of Milestone and should be considered by any prospective purchaser of Milestone's securities:

We have no history of profitable operations. Continuing losses could exhaust our capital resources and force us to discontinue operations.

      Although our operations commenced in November 1995, until 1998 we had limited revenues. For the years ended December 31, 1998, 1999, 2000, 2001, 2002 and 2003, our revenues were approximately $8.8 million, $2.9 million, $5.7 million, $4.1 million, $4.1 million and $4.0 million, respectively. In addition, we have had losses for each year since the commencement of operations, including net losses of approximately $2.4 million for 2002 and 2003, respectively. At December 31, 2003, we had an accumulated deficit of approximately $44.2 million. Unless we can significantly increase sales of our CompuDent units, handpieces or other injection devices, we expect to incur losses for the foreseeable future.

We cannot become successful unless we gain greater market acceptance for our products and technology.

      As with any new technology, there is substantial risk that the marketplace will not accept the potential benefits of this technology or be unwilling to pay for any cost differential with the existing technologies. Market acceptance of CompuDent, the SafetyWand, CompuMed and CompuFlo depends, in large part, upon our ability to educate potential customers of their distinctive characteristics and benefits and will require substantial marketing efforts and expense. More than 24,000 units of the CompuDent or its predecessors have been sold worldwide since 1998. Sales of disposable handpieces in 2003 reflect a moderate increase in the world wide usage of our dental and medical systems. We cannot assure you that our current or proposed products will be accepted by practitioners or that any of the current or proposed products will be able to compete effectively against current and alternative products.

Our limited distribution channels must be expanded for us to become successful.

      Our future revenues depend on our ability to market and distribute our anesthetic injection technology successfully. In the United States, we rely on a limited number of independent representatives and in-house sales people. Abroad, we lack distributors in many markets. To be successful we will need to hire and retain additional sales personnel, provide for their proper training and ensure adequate customer support. We cannot assure you that we will be able to hire and retain an adequate sales force or engage suitable distributors, or that our sales force or distributors will be able to successfully market and sell our products.

We depend on two principal manufacturers. If we cannot maintain our existing relationships or develop new ones, we may have to cease our operations.

      We have informal arrangements with the manufacturer of our CompuDent and CompuMed units and the principal manufacturer of our handpieces for those units pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. We have been supplied by these manufacturers since the commencement of production in 1998. However, termination of the manufacturing relationship with any of these manufacturers could significantly and adversely affect our ability to produce and sell our products. Though we have established an alternate source of supply for our handpieces in China and other alternate sources of supply exist, we would need to recover our existing tools or have new tools produced to establish relationships with new suppliers. Establishing new manufacturing relationships could involve significant expense and delay. Any curtailment or interruptions of the supply, whether or not as a result or termination of the relationship, would adversely affect us.

We may be subject to product liability claims that are not fully covered by our insurance and that could put us under financial strain.

      We could be subject to claims for personal injury from the alleged malfunction or misuse of our dental and medical products. While we carry liability insurance that we believe is adequate, we cannot assure you that the insurance coverage will be sufficient to pay such claims should they be successful. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on us.

We rely on the continuing services of our chairman and chief executive officer, president and director of clinical affairs.

      We depend on the personal efforts and abilities of our Chairman and Chief Executive Officer, our President who was promoted to this position from that of Senior Vice President in September 2003, and our Director of Clinical Affairs. We maintain a key man life insurance policy in the amount of $1,000,000 on the life of our Chairman and Chief Executive Officer. However, the loss of his services or the services of each of our President or Director of Clinical Affairs, on whom we maintain no insurance, could have a materially adverse effect on our business.

The market price of our common stock has been volatile and may continue to fluctuate significantly because of various factors, some of which are beyond our control.

      Our stock price has been extremely volatile, fluctuating over the last three years between closing prices of $.42 and $7.77. These fluctuations have been unrelated to or disproportionately affected by our operating performance. The market price of our common shares could continue to fluctuate significantly in response to a variety of factors, some of which may be beyond our control.

The existence of outstanding options, warrants and convertible securities may preclude us from obtaining additional equity financing.

      We currently have outstanding options, warrants, convertible debentures and series A convertible preferred stock to purchase 3,077,000 shares of our common stock at prices ranging from $.87 to $18.00 per share with a weighted average exercise or conversion price of $4.90. Holders of these warrants and options are given the opportunity to profit from a rise in the market price of our common stock and are likely to exercise their securities at a time when we would be able to obtain additional equity capital on more favorable terms. Thus, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by such outstanding securities. We have granted registration rights with respect to shares of our common stock covered by the warrants. The market price of our common shares has been volatile and may continue to fluctuate significantly because of various factors, some of which are beyond our control.

Our stockholders may experience significant dilution and the price of our common stock may be adversely affected by the issuance of shares of our common stock under an equity put agreement.

      After taking into account 39,613 shares sold in 2003, under an equity put agreement expiring on May 10, 2004, we may sell up to an additional 660,387 shares of our common stock under that agreement. The price of our common stock may decrease as a result of the actual or potential sale of these shares into the market. We may sell shares of our common stock under the equity put agreement at a price that is below the market price of our stock at the time of the sale. These sales will dilute the interests of our existing stockholders. In that event, not only would you lose a portion of your investment, but we would probably find it more difficult to obtain additional financing. The more shares that are issued under the equity put, the more our shares will be diluted and the more our stock price may decrease. This may encourage short sales, which could place further downward pressure on the price of our common stock.

We are controlled by a limited number of shareholders.

      Our principal shareholders, Leonard Osser and K. Tucker Andersen, own 31.4% of the issued and outstanding shares of our common stock. As a result, they have the ability to exercise substantial control over our affairs and corporate actions requiring shareholder approval, including electing directors, selling all or substantially all of our assets, merging with another entity or amending our certificate of incorporation. This de facto control could delay, deter or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for our securities.

Future sales or the potential for sale of a substantial number of shares of our common stock could cause the trading price of our common stock and warrants to decline and could impair our ability to raise capital through subsequent equity offerings.

      Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. Currently, there are 9,697,240 shares of common stock actually issued and 9,663,907 outstanding. Also, there is another 4,150,668 shares of common stock reserved for future issuance as follows:

      o up to 1,440,000 shares underlying the warrants issued in the Public Offering;

      o up to 432,000 shares underlying the representative's warrants issued in the Public Offering, including the shares underlying the warrants included in the representative's warrants;

      o up to 314,333 shares underlying stock options previously granted, or to be granted, under our Stock Option Plan;

      o up to 1,028,896 shares underlying other stock options and warrants that were granted and remained outstanding as of December 31, 2003;

      o up to 70,709 shares underlying 6% convertible notes in the aggregate principal amount of $100,000 and up to 4,343 shares of common stock underlying our series A convertible preferred stock;

      o up to 660,387 shares reserved for issuance, at our option, under an equity put agreement; and

      o up to 200,000 shares underlying other stock options approved to be granted on December 22, 2003.

      We have 9,663,907 shares of common stock outstanding, of which 5,841,281 are freely tradable. The remaining 3,822,626 shares are either held by "affiliates", as defined by the rules and regulations promulgated under the Securities Act of 1933, or are "restricted securities" as defined in Rule 144 promulgated under the Securities Act of 1933. Of this amount, 102,195 restricted shares not held by affiliates and 3,557,776 restricted or non-restricted shares held by "affiliates," can only be sold in compliance with the timing and volume limitations of Rule 144 promulgated under the Securities Act of 1933. The other 162,665 restricted shares may be sold without limitation under Rule 144(k). We have granted demand registration rights to holders of 155,614 shares of common stock including shares underlying warrants and piggyback registration rights to holders of convertible notes covering an aggregate of 70,709 shares of common stock. The holders of these shares can require us to register the shares for resale. While we, our executive officers and directors and stockholders holding 5% or more of our outstanding shares have agreed not to sell any shares of stock for a period of 90 days after the recent completed offering without the consent of the representative of the underwriters, the representative may waive that restriction at its sole discretion.

The decrease of our outstanding shares as a result of the reverse stock split, without change to our authorized capitalization, increased the ability of our board of directors to issue shares without stockholder approval. Issuance of shares may dilute the value of our outstanding shares or have a negative impact on the trading price of the common stock.

      The 1-for-3 stock split effected in January 2004 reduced our outstanding shares from 18,338,033 to 6,112,678 (9,663,907 shares after giving effect to the consummation of the Public Offering and related issuances of units). Since the reverse stock split was effected without change in our authorized shares, the differential between outstanding shares and authorized shares increased, thus providing the Board of Directors with increased ability to effect issuances of stock without stockholder authorization. For example, shares may be issued in capital raising transactions, mergers or acquisitions for compensatory reasons where other governing rules or statutes do not separately require stockholder approval. The issuance of these shares for less than their book value or for less than value paid by purchasers in the recently completed offering could have a dilutive effective on purchasers in this offering. Further the issuance of the shares could also have a negative impact on the trading price of our then outstanding common stock, including the stock issued in the recently completed offering.

Item 2. Description of Property

      Our offices are located in Livingston Corporate Park in Livingston, New Jersey. We lease approximately 2,693 square feet of office space under a lease through March 2007, at a cost that we believe to be competitive. We may have to increase our office space in the future, and we believe that we will be able to find adequate premises at reasonable terms. A third party distribution and logistics center in Pennsylvania handles shipping and order fulfillment a month to month basis.

Item 3. Legal Proceedings

      On June 10, 2002, a former distributor, Henry Schein, Inc., sued Milestone in the Supreme Court of the State of New York for $110,851 claimed to be due them for returned merchandise. The Company answered the Complaint denying the material allegations. The action lay dormant until late 2003 when the Company and Schein entered into a settlement in principle whereby the Company will provide Schein with certain inventory, and Schein will provide the Company with Release and a Stipulation of Discontinuance with prejudice. It is expected the settlement will be finalized with in the next few weeks.

      On May 9, 2003, Milestone was served with a Breach of Contract Complain. In the complaint, the plaintiff, Korman/Lender Management (landlord of the facility formerly used by Milestone in Deerfield, IL) sought damages of $17,755 plus costs, including attorney's fees, interest and continuing rental obligation. In March 2004, the parties reached an out of court settlement for $43,500 and exchanged mutual releases.

      We believe we have adequately provided for these claims in our consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

      Milestone held a special meeting of stockholders on December 9, 2003. The sole item on the agenda was approval of one or more amendments to the Company's Certificate of Incorporation to effect the reverse stock split of the Company's common stock up to an aggregate ratio of one-for-ten, at the discretion of the Company's board of directors, at any time prior to December 31, 2004. The proposal was approved by a vote of 5,758,681 for, 58,968 against and 19,845 abstain.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

      Milestone's Common Stock is traded on the American Stock Exchange under the symbol "MS" and the Pacific Stock Exchange under the symbol "MS." As of March 18, 2004, Milestone's warrants are traded on the American Stock Exchange under the symbol "MS.WS". Milestone's units, each consisting of two shares of common stock and one warrant to purchase one share of common stock traded, under the symbol "MSE.U" for a limited 30 day period beginning on February 18, 2004 and ending on March 17, 2004.

      Common Stock

      The following table sets forth the high and low sales prices of our Common Stock, as quoted by the American Stock Exchange.

                                                                                HIGH       LOW
                                                                                -----     -----
      2002
      First Quarter ...................................................         $2.04     $1.56
      Second Quarter ..................................................         $3.00     $1.74
      Third Quarter ...................................................         $2.04     $ .87
      Fourth Quarter ..................................................         $1.20     $ .63
      2003
      First Quarter ...................................................         $1.02     $ .42
      Second Quarter ..................................................         $1.20     $ .54
      Third Quarter ...................................................         $4.98     $ .81
      Fourth Quarter ..................................................         $7.77     $3.09
      2004
      First Quarter ...................................................         $4.20     $2.38

      Warrants

      The following table sets forth the high and low sales prices of our warrants, each to purchase one share of common stock, as quoted by the American Stock Exchange, commencing on March 18, 2004, their first day of trading.

      2004
                                                                                HIGH       LOW
                                                                                -----     -----
      First Quarter (Commencing March 18 and ending March 31) .........         $.65       $.50

      Units

      The following table sets forth the high and low sales prices of our units, each consisting of two shares of common stock and one warrant to purchase one share of common stock as quoted by the American Stock Exchange during their limited 30 day trading period beginning on February 18, 2004 and ending on March 17, 2004.

      2004
                                                                                HIGH       LOW
                                                                                -----     -----
First Quarter (Commencing February 18, 2004 and ending on March 17, 2004)       $5.62      $5.50

Holders

      According to the records of our transfer agent, there were approximately 3,000 holders of record of our common stock as of December 31, 2003.

Dividends

      The holders of our Common Stock are entitled to receive such dividends as may be declared by Milestone's Board of Directors. Milestone has not paid and does not expect to declare or pay any dividends in the foreseeable future.

Sales of Unregistered Securities

      On January 31, 2000, Milestone issued five-year warrants to purchase an aggregate of 47,619 shares of Common Stock to holders of Milestone's 10% Secured Promissory Notes, including Cumberland Associates LLC, Strategic Restructuring Partnership L.P., a former principal of Cumberland Associates, two officers of the Corporation, an affiliate of one of its directors and six other individuals. The warrants were issued as consideration for the loans made by these investors to Milestone at the time of issuance. Each of the warrants, as originally issued, contained a provision gradually escalating its exercise price from $5.25 in 2000 to a maximum of $21.00 in 2004. However, in March 2001, the exercise price of these warrants was amended by agreement between Milestone and the warrant holders to provide for an exercise price of $5.25 per share up to the date of maturity. The warrants were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended (the "Act"), provided by Sections 4(2) and 4(6) of the Act. Morse, Zelnick, Rose and Lander, LLP, legal counsel to Milestone, and its affiliates, are the holders of warrants to purchase 10,044 shares of Common Stock. On February 3, 2000, Milestone reduced the exercise price of all these warrants to $3.75 and extended their exercise period to February 2, 2005. Consideration for the amendments were legal services rendered to Milestone by Morse, Zelnick, Rose & Lander, LLP. The warrants originally were issued pursuant to the exemption from registration under the Act provided by Sections 4(2) and 4(6) of the Act.

      On December 7, 2000, and January 26, 2001, Milestone issued to K. Tucker Andersen, a major existing investor, warrants to purchase 26,667 and 6,667 shares of Common Stock, respectively, at an exercise price of $3.75 and $5.625 per share, respectively. Each of the aforementioned warrants are exercisable for five years from the date of issuance and were issued as consideration for loans of a total of $1,000,000 that the investor made to Milestone. The loans, which are evidenced by a senior secured promissory note, bear an 8% interest that is payable quarterly in arrears. Principal payments, in the amount of $500,000 each, are due on June 30, 2003, and December 31, 2003, respectively. The warrants were issued pursuant to the exemptions from registration under the Act provided by Sections 4(2) and 4(6) of the Act.

      On January 22, 2001, Milestone entered into an agreement to grant to Hillgreen Investments Limited ("Hillgreen") warrants to purchase 33,333 shares of Common Stock as consideration for opening an equity put agreement with Milestone. In addition, as consideration for the services rendered by Jesup & Lamont Securities Corporation ("Jesup & Lamont") as placement agent in connection with the equity put, Milestone granted to Jesup & Lamont warrants to purchase 25,000 shares of Common Stock. The warrants issued to Hillgreen and Jesup & Lamont are exercisable at any time prior to January 22, 2004 at a price of $5.58 per share, and were issued pursuant to the exemptions from registration under the Act provided by Sections 4(2) and 4(6) of the Act.

      On January 30, 2001, Milestone issued to Shaul Koren 30,769 shares of Common Stock, as payment for consulting services performed by Mr. Koren, pursuant to exemptions from registration under the Act provided by Sections 4(2) and 4(6) of the Act.

      On February 8, 2001, Milestone issued to Cumberland Associates LLC, Strategic Restructuring Partnership L.P., a former principal of Cumberland Associates, two officers of the Corporation, an affiliate of one of its directors and six other individuals, an aggregate of 9,214 shares of Common Stock in payment of interest on the 10% Secured Promissory Notes issued to these investors on January 31, 2000. The stock was issued pursuant to the exemption from registration under the Act provided by Sections 4(2) and 4(6) of the Act.

      On March 9, 2001, Milestone issued to K. Tucker Andersen, a major existing investor a warrant to purchase 33,333 shares of Common Stock, exercisable at any time for five years from the date of issuance at $3.30 per share, as consideration for opening a $500,000 line of credit. Milestone pays a 2% facility fee on the line of credit and interest at a rate of 10% per annum on monies borrowed. On December 28, 2001, Milestone signed an agreement to issue 11,280 units, consisting of one share and one warrant to purchase one share in payment of the $27,072 accrued interest through December 31, 2001. The warrants are exercisable at $2.40 per share through January 31, 2003, thereafter at $3.00 per share through January 31, 2004, and thereafter at $6.00 per share through January 31, 2007, at which time they will expire. All of these units and warrants were issued in January 2002 pursuant to the exemptions from registration under the Act provided by Sections 4(2) and 4(6) of the Act.

      In March 2001, Milestone signed an agreement with News USA, Inc. and Vested Media Partners, Inc. to increase the awareness of healthcare professionals and the public to the benefits of CompuDent, CompuMed, The Wand and CompuFlo technologies. Under the agreement, News USA, Inc. is required to prepare, write and seek to place in newspapers and other media, articles about Milestone's products and technologies. As consideration for their services, Milestone granted to News USA, Inc. and Vested Media Partners, Inc. warrants to purchase an aggregate of approximately 390,667 shares of Milestone's Common Stock at prices increasing from $3.84, to $9.00 per share during the 3-year warrant term. The warrants were issued pursuant to the exemptions from registration under the Act provided by Sections 4(2) and 4(6) of the Act.

      On December 28, 2001, Milestone entered into an agreement with its CEO, Leonard Osser, to issue to him 204,728 units in payment of $491,346 in compensation, specifically, his salary as Chief Executive Officer of Milestone, which he voluntarily has deferred since August 5, 2000. In January 2002, the units were issued and each unit consists of one share of Milestone's common stock and one warrant to purchase an additional share of such common stock. The warrants are exercisable at $2.40 per share through January 31, 2003, thereafter at $3.00 per share through January 31, 2004, and thereafter at $6.00 per share through January 31, 2007, at which time they will expire. The warrants were issued pursuant to the exemptions from registration under the Act provided by Sections 4(2) and 4(6) of the Act.

      In December 2001, Milestone entered into an agreement with K. Tucker Andersen, an existing investor, to issue 108,333 units. The units, which were issued in January 2002, consist of one share of Milestone common stock and one warrant to purchase an additional share of such common stock. The warrants are exercisable at $2.40 per share through January 31, 2003, thereafter at $3.00 per share through January 31, 2004, and thereafter at $6.00 per share through January 31, 2007, at which time they will expire. The units were issued in exchange for $185,000 and the cancellation of a 10% convertible promissory note issued in October 2001, under which an amount of $75,000 was due at that time.

      In July 2002, we issued 62,500 units consisting of one share of common stock and one warrant to purchase an additional share of common stock to a vendor in accordance with the agreement valued at $150,000.

      In August 2002, we issued 66,667 shares of common stock in exchange for payment of $90,000 of outstanding legal fees.

      In June 2003 we issued a 6% convertible note in the amount of $50,000 and warrants to purchase 53,419 shares of our common stock at $1.56 per share.

      In September 2003 we issued a 6% convertible note in the amount of $50,000 and warrants to purchase 5,000 shares of our common stock at $6.00 per share.

      In October 2003 we issued 1,646,419 shares of common stock in satisfaction of 6% / 12% Secured and Senior Secured Notes in the aggregate amount of approximately $5 million. We also committed to issue 25,365 shares of 8% convertible preferred stock in satisfaction of $25,365 of principal and accrued interest. The preferred stock will be convertible into 4,381 shares of common stock at $5.79. Subsequently, we issued 94,327 additional shares of common stock to these former noteholders as consideration for their previous consent to extend the maturity date of these notes.

      On October 9, 2003 we entered into a binding agreement with our CEO and a major investor under which we have sold and issued to them 246,044 units, each consisting of two shares of common stock and one warrant to purchase one share of common stock (the "Units") in payment of $1,604,204 of debt and interest due to our CEO and a major investor, and approximately 58,896 Units in payment of $384,000 of accrued compensation due to our CEO. The Units were issued on the date of our offering. Both investors are accredited investors.

      On August 13, 2002 we received a binding commitment (modifying and confirming a March 29, 2002 undertaking), requiring our legal counsel to purchase equity securities, valued at fair market value, in payment of $200,000 of then accrued legal fees. The specific timing of this issuance is governed by a December 22, 2003 agreement. Pursuant to the agreement, we issued and delivered 30,675 Units. The investor is an accredited investor.

      On October 31, 2003 we issued 102,195 shares of our common stock to principal vendors, in satisfaction of trade payables in the aggregate amount of approximately $503,000.

      The foregoing securities were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided in Section 4(2) thereof, as a transaction by an issuer not involving a Public Offering. The registrant reasonably believed that each purchaser had such knowledge and experience in financial and business matters to be capable of valuating the merits and risks of the investment, each purchaser represented an intention to acquire the securities for investment only and not with a view to distribution thereof and appropriate legends were affixed to the stock certificates or warrants. No commissions were paid in connection with such issuances.

ITEM 6. Management's Discussion and Analysis or Plan of Operation.

      You should read the following discussions of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included elsewhere in this Form 10-KSB. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under "Risk Factors" and elsewhere in this Form 10-KSB.

OVERVIEW

      During the past two years we have operated under significant cash constraints and as a result have not been able to adequately support sales and marketing efforts at the levels required to maintain and increase revenues. These cash constraints were alleviated in February 2004 with the raise of approximately $9.4 million of gross proceeds (approximately $7.6 million after underwriter's discount, underwriter's expense allowance and other offering related expenses) in an underwritten public offering.

      During our last two fiscal years we have generated most of our revenues through sales of our CompuDent system and The Wand disposable handpiece used with that system. Revenues have been earned domestically and internationally through sales in more than 25 countries. During this period handpiece sales have provided a growing portion of our revenues, reflecting a growing base of new customers for our systems internationally and more intensive use of their systems by a relatively stagnant base of customers domestically. Though we have continued to sell new systems domestically, a large part of our domestic sales during this period represented the sale of upgraded units or additional units to our existing customer base. Our limited domestic sale of new systems reflects our limited sales and marketing efforts as a result of cash constraints. We expect to use a portion of the proceeds of the recently completed offering to increase sales and marketing expense and believe these increases should generate additional revenue. The following table shows a breakdown of our revenues, domestically and internationally, by product category, and the percentage of total revenue by each product category:

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------

                                                  2003                      2002
                                                  ----                      ----
DOMESTIC

CompuDent                               $  649,156      23.2%     $  956,275      30.1%

Handpieces                               1,933,052      69.1%      1,999,050      63.0%

Other                                      214,245       7.7%        219,605       6.9%
                                        ----------     -----      ----------     -----

Total Domestic                          $2,796,453     100.0%     $3,174,930     100.0%
                                        ==========     =====      ==========     =====

INTERNATIONAL

CompuDent                               $  605,378      51.5%     $  495,730      55.1%

Handpieces                                 567,302      48.3%        403,346      44.9%

Other                                        2,574        .2%              0       0.0%
                                        ----------     -----      ----------     -----

Total International                     $1,175,254     100.0%     $  899,076     100.0%
                                        ==========     =====      ==========     =====
DOMESTIC/INTERNATIONAL ANALYSIS

Domestic                                $2,796,453      70.4%     $3,174,930      77.9%

International                            1,175,254      29.6%        899,076      22.1%
                                        ----------     -----      ----------     -----

Totals                                  $3,971,707     100.0%     $4,074,006     100.0%
                                        ==========     =====      ==========     =====

      We have earned gross profits of 51.4% and 49.6% in the years ended December 31, 2002 and 2003, respectively. However, our revenues have not been sufficient to support our overhead, research and development expense and interest on our debt. We have therefore reported substantial losses for each of those periods. We have taken steps to cut our overhead, increase sales and reduce our interest expense.

      We took the following steps to reduce our operating overhead and improve our utilization of cash:

      o We reconfigured our sales force, commencing in 2001 and continuing through 2003, from a large internal force to independent sales representatives, distributors and a small sales support staff;

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

      Next, we took steps to reduce our debt burden. We cut the interest rate on our Senior Secured and Secured Notes (after negotiation with our noteholders) from 20% per year to 12% per year (6% if we paid interest in cash) and extended the previously extended maturity date until July and August 2003. During September 2003, we paid $5,014,000 of debt by issuing 1,646,419 shares of common stock and we issue 25,365 shares of convertible preferred stock and in October 2003, we satisfied approximately $503,000 of trade payable by issuing 102,195 shares of common stock. In October we also reached an agreement to satisfy an additional $1,979,448 upon the closing of the offering of debt, accrued interest and accrued compensation through issuance of 297,619 units. In December 2003 we reached an agreement to satisfy, ten days after the closing of the offering, $200,000 of accounts payable through issuance of 30,675 units.

      Finally, in 2003, we took steps to increase our future revenues. In late 2003 we completed development of the SafetyWand, which incorporates safety engineered sharps protection features to aid in the prevention of inadvertent needlesticks. We believe that the SafetyWand is one of the first safety engineered injection devices that conforms with OSHA regulations under the federal Needlestick Safety Act, while also meeting the clinical needs of dentists, however, no independent evaluation confirms that the SafetyWand conforms to these regulations. To date, these regulations have generally not been enforced in dentistry by OSHA and similar local and state authorities due to lack of commercially available products that meet the special needs of dentistry. Milestone believes that the commercial availability of the SafetyWand will enable OSHA, and similar local and state authorities to begin enforcement, or stricter enforcement, of the Needlestick Safety Act in dentistry. Since the SafetyWand can only be used with the CompuDent system, enforcement by OSHA could promote increased handpiece sales to current CompuDent users, while also providing impetus for the purchase of these systems by new users. In September 2003, we obtained FDA approval for SafetyWand. In October 2003, we launched the SafetyWand at the American Dental Association Annual Meeting in California. The SafetyWand became available in limited quantities for marketing and evaluation in January 2004.

      In early 2003, we adopted a new marketing approach and began building a national sales force of highly trained independent representatives to provide sales coverage in urban areas in 12 states. To increase our ability to retain this sales force and to enhance its performance, we:

      o increased the base price of our CompuDent unit to new customers to provide sufficient gross profit to recruit and adequately compensate our sales force;

      o established a sales support staff to generate leads, set appointments, provide technical support and customer service and foster increased handpiece use; and

      o began distributing a new product used in repairing teeth, the CoolBlue Wand, which we believe, also helps in gaining access to dental offices.

      With a growing new sales force of independent sales representative and distributors and the acquisition of rights to new products to facilitate access to dental offices, we intend to direct our marketing efforts to capturing new customers, particularly from specialty practitioners, including periodontists, pedodontists, endodontists and cosmetic/restorative dentists.

      The technology underlying our SafetyWand, the CompuFlo and an improvement to the controls for CompuDent were developed by our Director of Clinical Affairs and assigned to us. Upon sale of products using any such technology we will owe him a 5% royalty on the total sales price, or, if technology covered by other patents is also used by the product, on an allocated part of the sales price. In addition, he is granted, pursuant to the agreement, an option to purchase, at fair market value on the date of the grant, 8,333 shares of our common stock upon the issuance of each additional patent relating to these technologies.

    Summary of Significant Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, advances to our contract manufacturer, stock based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Inventory

      Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market.

Impairment of Long-Lived Assets

      We review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

Revenue Recognition

      Revenue is recognized when title passes at the time of shipment and collectibility is reasonably assured.

Results of Operations

      The consolidated results of operations for the years ended December 31, 2003 and 2002 reflect our concentrated effort to reduce our overhead while slowly growing our user base in the dental market domestically and abroad. The loss for the year 2003, approximately $ 2.4 million, represents a 1% reduction from 2002.

      The following table sets forth for the periods presented, statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------

                                                           2003                         2002
                                                           ----                         ----
Net sales                                       $ 3,971,707      100.0%      $ 4,074,006      100.0%
Cost of sales                                     2,003,139       50.4%        1,980,949       48.6%
Gross profit                                      1,968,568       49.6%        2,093,057       51.4%
Selling, general & administrative  expenses       3,483,439       87.7%        3,588,836       88.1%
Closing of Deerfield, II facility                    86,165        2.2%           26,067        0.6%
Research & development                              131,015        3.3%          147,709        3.6%
Loss from operations                             (1,732,051)     (43.6%)      (1,669,555)     (41.0%)

Fiscal Year ended December 31, 2003 compared to year ended December 31, 2002

      Net sales for the years ended December 31, 2003 and 2002 were $3,971,707 and $4,074,006, respectively. The $102,299 or 2.5% decrease is primarily related to an approximate $307,000 decrease in CompuDent and CompuMed sales, domestically and a $66,000 decrease in domestic sales of the Wand handpieces. These decreases were partially offset by a $164,000 increase in foreign sales of the Wand handpiece. The decrease in Wand handpiece sales is the result of changing the primary vendor of the Wand handpiece, resulting in inconsistent inventory levels. Subsequently, the transition issues have been resolved and are resulting in improved supply chain management.

      Cost of sales for the years ended December 31, 2003 and 2002 were $2,003,139 and $1,980,949, respectively. The $22,190 increase is attributable primarily to foreign sales on which we earn a smaller gross profit, increasing from 22.1% to 29.6% of our total sales.

      For the year ended December 31, 2003, Milestone generated a gross profit of $1,968,568 or 49.6% as compared to a gross profit of $2,093,057 or 51.4% for the year ended December 31, 2002. The decrease in gross profit percentage is primarily attributable to increased sales to foreign distributors. Sales to foreign distributors are of higher volume but at a reduced margin.

      Selling, general and administrative expenses for the years ended December 31, 2003 and 2002 were $3,483,439 and $3,588,836, respectively. The $105,397 decrease is attributable primarily to an approximate $189,000 decrease in expenses associated with the sale and marketing of the Wand technology, a $96,000 decrease in legal and professional fees, and a $27,000 decrease in depreciation expenses. These decreases were partially offset by an $70,000 increase in insurance expenses and a $106,000 increase in office expenses. The latter increase is mainly attributable to the consolidation of operations. Milestone incurred costs totaling $86,165 relating to the closure of its Deerfield, IL facility.

      Research and development expenses for the years ended December 31, 2003 and 2002 were $131,015 and $147,709, respectively. These costs are associated with the development of Milestone's SafetyWand.

      The loss from operations for the years ended December 31, 2003 and 2002 were $1,732,051 and $1,669,555, respectively. The $62,496 increase in loss from operations is explained above.

      Milestone generated $80,000 in other income for the year ended December 31, 2002 as a result of a consulting contract which expired in October 2002.

      Interest expense of $680,857 was incurred for the year ended December 31, 2003 as compared to $850,642 for the year ended December 31, 2002. The decrease is mainly attributable to a $5 million debt to equity conversion on September 30, 2003.

      The net loss for the year ended December 31, 2003 was $2,412,908 as compared to a net loss of $2,440,197 for the year ended December 31, 2002. The $27,289 decrease in net loss is explained above.

Liquidity and Capital Resources

      As shown in the accompanying consolidated financial statements, Milestone incurred net losses of approximately $2,413,000 and $2,440,000 and negative cash flows from operating activities of approximately $821,000 and $676,000 during the years ended December 31, 2003 and 2002, respectively. As a result, Milestone had a cash balance of only approximately $3,000, a working capital deficiency of approximately $2,922,000 and a stockholders' deficiency of approximately $2,445,000 as of December 31, 2003. Management believes that initial concerns about the Company's ability to continue as a going concern were eliminated through its continuing efforts to reduce operating overhead, its subsequent satisfaction of a substantial portion of its outstanding obligations, the utilization of its equity facility, the introduction of new products and the closing of the public offering on February 17, 2004, as discussed below.

Reduction of Operating Overhead

      To date, the Company has taken certain steps in order to reduce its operating overhead and utilization of cash. These steps include, amongst others, the following:

      o Commencing in 2001 and continuing through 2003, the Company reconfigured its sales force. The Company went from maintaining a large internal sales force to utilizing independent sales representatives and distributors.

      o The Company reduced administrative personnel and telemarketers by ten people.

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

Restructuring Liabilities and Additional Financing

      On September 30, 2003, the Company satisfied approximately $5,014,000 of secured debt to major investors including interest, through the issuance of 1,646,419 shares of Common Stock and $25,365 face amount of 8% cumulative convertible preferred stock. In addition, during the fourth quarter and subsequent to year end, the Company took several steps to restructure its liabilities and raise equity.

      o On October 31, 2003, the Company issued 102,195 shares of common stock to certain of its principal vendors having a fair value of $502,800, in satisfaction of trade payables in the aggregate amount of $502,800.

      o The Company has agreed to issue 94,327 shares of common stock having a fair value of $285,812 in satisfaction of deferred financing costs incurred in extending certain of its outstanding loans.

      o The Company issued 39,613 shares of common stock and received $217,445 ($191,481 net of expenses) upon exercising its rights to draw upon a private equity put facility.

      o The Company issued in aggregate 18,999 shares of its common stock upon the exercise of 2,333 options by an employee and 16,666 options by the Company's Chief Executive Officer ("CEO"), and received proceeds of $57,731.

      o In April 2003, the Company received an additional $900,000 8% line of credit from a major investor which was scheduled to mature on January 1, 2005. As of December 31, 2003, $600,000 was outstanding on the aforementioned line of credit.

      o In October 2003, the Company reached agreements with a major investor and the Company's CEO to satisfy approximately $2,341,000 which consisted of the following: (i) 8% and 9% promissory notes,
            (ii) 6% and 8% credit of facilities, (iii) accrued interest and (iv) deferred compensation through the issuance of common stock and proceeds from the Public Offering. In February 2004, the Company issued 304,939 units at a price of $6.52 per unit and paid approximately $353,000 from the net proceeds received from the Public Offering.

      o In December 2003, the Company reached an agreement to satisfy $200,000 of accounts payable. In February 2004 the Company issued 30,675 units at a price of $6.52 per unit for payment of the accounts payable.

Equity Put Facility

      During October 2003 and through December 2003, Milestone exercised its right to draw upon a private equity facility. In exchange of net proceeds of $191,481 the Company issued 39,613 shares of common stock. The put facility was arranged in January 2001 under the terms of a three-year private equity line agreement with Hillgreen Investments Limited ("Hillgreen"), a British Virgin Islands corporation. Hillgreen is obligated to purchase, subject to the fulfillment of specified conditions, up to 700,000 shares of Milestone's common stock. Hillgreen has allocated $20,000,000 to fund its purchase obligations. The transaction was arranged by Jesup & Lamont Securities Corporation, a New York based investment banking firm. Milestone's right to draw upon this facility is subject to a number of limitations and conditions, including a limitation on the amounts sold to Hillgreen within specified periods. Subject to these and other conditions and limitations, Milestone will have full control over the timing of any financing under the equity line and is under no obligation to sell any shares to Hillgreen. All shares that are sold are priced at 87.5% of the volume weighted average market price of Milestone common stock during a fixed period prior to the sale. Milestone has discretion to establish a floor price below which shares will not be sold by Milestone to Hillgreen.

Reverse Stock Split

      The Board of Directors adopted a resolution, which was approved by the stockholders on December 9, 2003, of an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of its common stock. The ratio would be no greater than one-for-ten, at the sole discretion of the Company's board of directors, in connection with an underwritten Public Offering by the Company.

      On December 22, 2003, the Company formed a committee to determine the amount of the split. On January 6, 2004, the committee approved a 1-for-3 reverse split of its common stock and the Company filed an amendment to its Certificate of Incorporation effecting that reverse split. Accordingly, all shares and per share information in these consolidated financial statements have been restated retroactively to reflect the 1-for-3 combination.

Public Offering and Proforma Impact

      On February 17, 2004, the Company completed a $9.4 million Public Offering (the "Offering") ($7.6 after underwriter discount, underwriter non accountable expense allowance and other expenses.) The Offering consisted of the sale of 1,440,000 units at a price of $6.52 per unit. Each unit consisted of two shares of common stock and one warrant. The warrants included in the units are exercisable at any time after they become separately tradable until their expiration date, five years after the date of the closing of the Offering of an exercise price equal to $4.89 (150% of the closing market price of our common stock on the pricing date of this Offering). Some or all of the warrants may be redeemed by us at a price of $0.01 per warrant, by giving not less than 30 days notice to the holders of the warrants, which the Company may do at any time, beginning 6 months from the effective date of this Offering after the closing price for the Company's common stock on the principal exchange on which it trades (i.e. AMEX) has equaled or exceeded 200% of the price of the Company's common stock on the effective date of this Offering. The common stock included in the units and the warrants will trade only as a unit for 30 days following the closing date of the Offering, unless the underwriter determines that separate trading should occur earlier.

      Net proceeds of the Offering were used to pay down promissory notes, the credit facilities, interest and deferred compensation as discussed above. The remainder of the proceeds will be used primarily to expand and support sales and marketing efforts for CompuDent in the United States, including new marketing and advertising campaigns, support the launch of the recently announced SafetyWand product line, expand international sales efforts and develop commercial models of products using other new subcutaneous injection technology.

   Presented below on an unaudited proforma basis is selected financial data which gives effect to the aforementioned transactions as if they occurred on December 31, 2003. The unaudited proforma information takes in account the following:

      o     The net proceeds of $7,600,000 received from the Public Offering.

      o The issuance of 335,615 units at $6.52 per unit and payments totaling $350,000 for payment of approximately $2,541,000, consisting of $640,000 of deferred compensation to the Company's CEO, $1,701,000 of 8% and 9% promissory notes and 6% and 8% credit facilities including interest to the Company's CEO, and to a major investor and $200,000 of accounts payable to the Company's general counsel.

                                                                   December 31, 2003
                                                                   -----------------

                                                                               UNAUDITED
                                                                  ACTUAL       PROFORMA
                                                                  ------       --------
                                                                      (IN THOUSANDS)
      Total current assets ...............................        $ 1,198       $8,498
      Total current liabilities ..........................          4,120        1,005
      Working capital ....................................         (2,922)       7,493
      Total liabilities ..................................          4,161        1,046
      Total stockholders' equity (deficiency) ............         (2,445)       7,722

Cash flow results

      For the year ended December 31, 2003, the Company's net cash used in operating activities was $820,591. This was attributable primarily to a net loss of $2,412,908 adjusted for noncash items of $346,468 (of which $289,119 was amortization of debt discount and deferred financing costs): a $149,465 increase in accounts receivable; a $307,420 increase in inventories; a $159,438 decrease in advances to contract manufacturer; an increase in prepaid expenses of $52,232; a $4,992 decrease in other assets; an increase in accounts payable of $905,750; a $391,738 increase in accrued interest; a $26,952 decrease in accrued expenses; and a $320,000 increase in deferred compensation.

      For the year ended December 31, 2003, the Company used $35,268 in investing activities for capital expenditures.

      For the year ended December 31, 2003, the Company generated $849,453 from financing activities as it issued promissory notes to existing investors totaling $900,000, received $191,481 net proceeds from an equity put agreement, received $57,750 from the exercise of options, paid $248,815 of deferred registration costs, incurred $58,215 of net borrowings from its Chief Executive Officer, paid $86,678 in deferred financing costs and incurred $22,500 in expenses in registering shares.

Recent Accounting Pronouncements

      In April, the FASB issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities. "The Company does not hold any material derivative instruments and does not conduct any significant hedging activities.

      In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued. The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the statement did not have any impact on the Company's consolidated financial statement.

Item 7. Financial Statements

      The financial statements of Milestone required by this item are set forth beginning on page F-1.

Item 8. Change in and Disagreements with Accountants on Accounting Financial Disclosure

      Not applicable.

Item 8A. Controls and Procedures

      A) Evaluation of Disclosure Controls and Procedures. Milestone's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of Milestone's "disclosure controls and procedures" (as defined in the Securities Exchange Act,

            Rule 13a-14a. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

      The current executive officers, directors and key personnel of Milestone and their respective ages as of March 30, 2004 are as follows:

NAME                                    AGE             POSITION                               DIRECTOR SINCE
Leonard A. Osser ..................     56     Chairman and Chief Executive Officer                 1991
Stuart J. Wildhorn ................     46     President
Thomas M. Stuckey .................     50     Vice President and Chief Financial Officer
Mark Hochman, D.D.S ...............     46     Director of Clinical Affairs
Eugene Casagrande, D.D.S ..........     60     Director of Professional Relations
Paul Gregory(2) ...................     69     Director                                             1997
Leonard M. Schiller(1)(2) .........     62     Director                                             1997
Jeffrey Fuller(1) .................     58     Director                                             2003
Leslie Bernhard(1) ................     59     Director                                             2003

----------
(1)   Member of the Audit Committee

(2)   Member of the Compensation Committee

      Leonard A. Osser has been our Chairman and Chief Executive Officer since July 1991. From 1980 until the consummation of Milestone's Public Offering in November 1995, he was engaged primarily as the principal owner and Chief Executive of U.S. Asian Consulting Group, Inc., a New Jersey based provider of consulting services in "work-out" and "turnaround" situations for publicly and privately owned companies in financial difficulty.

      Stuart J. Wildhorn has been our President since September 2003 and prior to that he had been our Senior Vice President since April 2001. From 1990 until April 2001, Mr. Wildhorn held progressive senior management positions with Datex-Ohmeda, a leading manufacturer of anesthesia and patient monitoring products.

      Thomas M. Stuckey has been our Vice President and Chief Financial Officer since May 1998. Mr. Stuckey is a CPA and CMA and holds a MS degree in Accounting from Syracuse University.

      Dr. Mark Hochman has been a clinical consultant to Milestone since 1997 and has served as the Director of Clinical Affairs and Director of Research and Development since 1999. He has a doctorate of dental surgery with advanced training in the specialties of periodontics and orthodontics from New York University College of Dentistry and has been practicing dentistry since 1984. He holds a faculty appointment as a clinical associate professor at NYU School of Dental Surgery. Dr. Hochman is a recognized world authority on advanced subcutaneous drug delivery systems, has published numerous articles in this area and is personally responsible for inventing much of the technology currently available from Milestone.

      Dr. Eugene Casagrande has been the Director of Professional Relations for Milestone since September 1998. In his capacity, Dr. Casagrande represents Milestone in a variety of clinical and industry related opportunities. Dr. Casagrande is the President and founder of Casagrande Consulting Services, an entity devoted to quality management to the dental industry.

      Paul Gregory has been a director of Milestone since April 1997. Mr. Gregory has been a business and insurance consultant at Innovative Programs Associates Inc. and Paul Gregory Associates Inc. since January 1995 and January 1986, respectively, where he services, among other entities, foreign and domestic insurance groups, law and accounting firms and international corporations.

      Leonard M. Schiller has been a director of Milestone since April 1997. Mr. Schiller has been a partner in the Chicago law firm of Schiller, Klein & McElroy, P.C. since 1977. He has also been President of The Dearborn Group, a residential property management and real estate acquisition company since 1980.

      Jeffrey Fuller has been a director of Milestone since January 2003. Mr. Fuller has been president and owner of two municipal water supply systems, Hudson Valley Water Co. and Lake Lenape Water Co. since 1983 and in addition has been an executive recruiter since 1995. Early in his career, for a period of two years, he was an auditor with Arthur Andersen LLP, and thereafter, for four years, a senior internal auditor with the Dreyfus Corp. Mr. Fuller has been an adjunct professor since 2002 at Berkeley College, NY, teaching several courses including Accounting.

      Leslie Bernhard has been a director of Milestone since May 2003. Ms. Bernhard co-founded AdStar, Inc., and since 1986 has been its president, chief executive officer and a director. AdStar is an application service provider for the newspaper classified advertising industry.

      All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

      Milestone's Board of Directors has established compensation and audit committees. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all the officers of Milestone, reviews general policy matters relating to compensation and benefits of employees of Milestone, and administers the issuance of stock options to Milestone's officers, employees, directors and consultants. All compensation arrangements between Milestone and its directors, officers and affiliates are reviewed by the compensation committee, the majority of which is made up of independent directors. The Audit Committee meets with management and Milestone's independent auditors to determine the adequacy of internal controls and other financial reporting matters. The board of directors has determined that Jeffrey Fuller qualifies as an Audit Committee Financial Expert pursuant to Item 401 (e) of regulations S-B. Mr. Fuller is independent, as that term is used in Item7 (d)
(3)(iv) of schedule 14A under the Exchange Act.

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

      To the best of Milestone's knowledge, based solely on review of the copies of such forms furnished to Milestone, or written representations that no other forms were required, Milestone believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) shareholders were complied with during 2003.

Code of Ethics

      Milestone has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer and other persons performing similar functions. This code of ethics is being posted on the Company's web site at www.milesci.com.

Item 10. Executive Compensation.

      The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2003, 2002, and 2001 by (i) Milestone's Chief Executive Officer and (ii) the most highly compensated executive officers, other than the CEO, who were serving as executive officers at the end of the 2003 fiscal year and whose salary as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the "Named Executives") and may be provided to any person, without charge, upon a written request, made to Milestone's Chief Financial Officer.

                           SUMMARY COMPENSATION TABLE

                                                                    ANNUAL             COMMON STOCK
                                                                 COMPENSATION            UNDERLYING
                                                                    SALARY                OPTIONS
NAME AND PRINCIPAL POSITION                    YEAR                   ($)                   (#)
---------------------------                    ----                   ---                   ---
Leonard A. Osser..........................     2003                351,770(1)             16,667
      Chief Executive                          2002                351,800(2)             16,667
      Officer and Chairman                     2001                350,967(3)             16,667
Stuart J. Wildhorn........................     2003                163,207
      President                                2002                155,400                 2,333
                                               2001                 93,750                16,667
Thomas A. Stuckey.........................     2003                144,835
      Chief Financial                          2002                136,267(4)              2,333
      Officer and Vice President               2001                116,905                 3,333

      (1) Includes $320,000 in deferred compensation but excludes $51,928 paid by Milestone to Marilyn Elson, a certified public accountant, in payment of tax services and assistance with preparation of the recently completed registration statement. Ms. Elson is the wife of Mr. Osser.

      (2) Includes $320,000 in deferred compensation but excludes $19,049 paid by Milestone to Marilyn Elson, Mr. Osser's wife, in payment of professional tax services.

      (3) Includes $350,000 in deferred compensation. The deferred compensation, together with an additional $141,346 of deferred compensation from 2000, was paid subsequent to year end through the issuance of 204,728 units, each consisting of one share and one six-year warrant to purchase one share at prices ranging from $2.40-$6.00. It excludes $20,850 paid by Milestone to Marilyn Elson.

      (4) Includes a $20,000 bonus paid in 2002.

                                  STOCK OPTIONS

      The following tables show certain information with respect to incentive and non-qualified stock options granted in 2003 to Named Executives under Milestone's 1997 Stock Option Plan and the aggregate value at December 31, 2003 of such options. In general, the per share exercise price of all options is equal to the fair market value of a share of Common Stock on the date of grant.

               Option Grants In 2003 Individual Grants Of Options

                                             NUMBER OF           PERCENT OF TOTAL
                                         SHARES OF COMMON        OPTIONS GRANTED
                                         STOCK UNDERLYING         TO EMPLOYEES          EXERCISE PRICE
NAME                                          OPTIONS                IN 2003                ($/SH)             EXPIRATION DATE
----                                          -------                -------                ------             ---------------
Leonard A. Osser....................         16,667 (1)                67%                   $.87                  01-01-08

(1)   Options vest December 1, 2007

                     Aggregated 2003 Year End Options Values
                  For Options Granted Prior To And During 2003

                                                                  Number of Shares of
                                                                         Common
                                                                   Stock Underlying                      Value of Unexercised
                                                                      Unexercised                      In-The-Money Options At
                                                                 Options At 12-31-2003                      12-31-2003(1)
                                                                      Exercisable                            Exercisable
                               Name                                  Unexercisable                          Unexercisable
            Leonard A. Osser..............................             0 / 66,667                           $0 / $28,583
            Stuart J. Wildhorn............................           12,667 / 6,333                         $1,167 / $583
            Thomas M. Stuckey.............................            20,222 / 778                          $1,167 / $583

(1) Based on the closing price on December 31, 2003 of $3.09 as quoted on the American Stock Exchange.

Employment Contracts

      As of January 1, 1998 Milestone entered into an Employment Agreement with Mr. Osser, which provides for an initial term expiring on December 31, 2002, with a two-year non-competition period at the end of the term. The term is automatically extended for successive one-year periods, unless prior to December 1 of any year either party notifies the other of its election not to extend the term. Neither party has given notice to the other. Under the Agreement Mr. Osser serves as our full-time Chief Executive Officer and receives annual base pay of $350,000, increasing to reflect cost of living adjustments commencing on January 1, 2001. In addition, during January 1998 and each of the next four Januarys Milestone shall grant Mr. Osser an option to purchase 16,667 shares of Common Stock exercisable only during the last 30 days of the five-year option term unless Milestone achieves certain financial goals to be specified annually by the Compensation Committee. Additionally, as soon as financial statements for each year commencing with 1998 are completed, Milestone shall grant the executive an additional option to purchase up to 16,667 shares depending upon the achievement of specified performance goals. Further, Mr. Osser shall receive the opportunity to earn cash bonuses of up to $200,000 per year depending upon the achievement of performance targets to be specified by the Option Committee.

      On July 7, 1998, at his sole discretion, Mr. Osser implemented a voluntary reduction of his annual base salary, reducing his annual base pay from $350,000 to $188,462. The voluntary reduction has been described by Mr. Osser as being both temporary and having no effect upon his rights under his employment agreement with Milestone. Such reduction remained in effect until August 5, 2000. At that time, Mr. Osser began to defer his salary at the $350,000 annual base. At December 31, 2000, his deferred compensation was $141,346. In December 2001, Milestone reached an agreement with Mr. Osser to satisfy the $491,346 of unpaid salary. The agreement calls for the issuance of 204,728 units. Each unit consists of one share of Milestone common stock and one warrant to purchase an additional share of such common stock. The warrants will be exercisable at $2.40 per share through January 31, 2003, thereafter at $3.00 per share through January 31, 2004, and thereafter at $6.00 per share through January 31, 2007, at which time they will expire. On March 31, 2003, Mr. Osser signed an agreement deferring $640,000 of his annual salary until April 1, 2004. On October 9, 2003 Mr. Osser signed an agreement according to which he later received, the date of the recently completed offering an actual 58,896 units, in payment of $336,000 of accrued compensation.

      In December 2003, Milestone entered into a new employment agreement with Mr. Osser for a five-year term commencing January 1, 2004. Under the new agreement Mr. Osser will receive base compensation of $300,000 per year, payable one half in cash and one half in common stock valued at the average closing price of the common stock during the first 15 trading days in the month of December during each year of the term. While the number of shares to be issued will be determined each year, the stock will not be issuable until the end of the term of the agreement. In addition, Mr. Osser may earn annual bonuses up to an aggregate of $300,000, payable one half in cash and one half in common stock, contingent upon Milestone achieving predetermined annual operating cash flow, revenue and earnings targets. For 2004 he can earn a $150,000 bonus based on Milestone achieving break-even cash flow from operations, a $100,000 bonus based on Milestone achieving net revenues of $6,250,000 and a $50,000 bonus based on Milestone achieving break-even earnings, determined in accordance with generally accepted accounting principles. The cash flow bonus and the earnings bonus will not be payable to the extent that the payment thereof will reduce operating cash flow or earnings below break-even, respectively. For purposes of the agreement operating cash flow shall mean cash flow from operations adjusted for financing transactions plus accounts receivable increases and less accounts payable increases. Shares of common stock issued in partial payment of bonuses will be valued at the average closing price of the common stock during the first 15 trading days in the month of March during each year of the term. The stock portion of the bonus awards, if any, will be paid at the end of the term of the agreement.

      In addition, if during any year of the term of the agreement Mr. Osser earns a bonus under the above formulae, he shall also be granted 5-year stock options to purchase twice the number of shares earned under the above formulae, each such option to be exercisable at a price per share equal to the fair market value of a share on the date of grant (110% of fair market value if Mr. Osser is a 10% or greater stockholder on the date of grant). The options shall vest and become exercisable to the extent of one-third of the shares covered at the end of each of the first three years following the date of grant, but shall only be exercisable while Mr. Osser is employed by Milestone or within 30 days after the termination of his employment.

Compensation Of Directors

      In 2003, each non-employee director was granted a five-year option to purchase 6,667 shares of our Common Stock at an exercise price of $1.50, a price above the fair market value of a share of our Common Stock on the date of grant. Directors receive no cash compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth information regarding the beneficial ownership of our common shares as of the date of this prospectus by:

      o each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding common shares;

      o     each of our directors;

      o     each Named Executive above; and

      o     all of our directors and executive officers as a group.

      The following table does not take into account any common shares sold as a result of the exercise of the over-allotment option granted to the representative. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all of the common shares owned by them. The individual shareholders have furnished all information concerning their respective beneficial ownership to us.

                                                    Shares of
                                                   Common Stock
                                                   Beneficially    Percentage of
            Name of Beneficial Owner (1)             Owned (2)       Ownership

Executive Officers and Directors

Leonard Osser ..............................        1,685,040(3)       16.85%
Stuart J. Wildhorn .........................           13,444(4)           *
Thomas M. Stuckey ..........................           13,989(5)           *
Paul Gregory ...............................           17,858(6)           *
Leonard M. Schiller ........................           30,339(7)           *
Jeffrey Fuller .............................            6,667(8)           *
Leslie Bernhard ............................            6,667(9)           *
All directors & executive officers as a
  group (7 persons) ........................        1,774,003(10)      17.60%
K. Tucker Andersen .........................        1,704,609(11)      17.64%
Cumberland Associates, LLC .................          660,251(12)       6.83%

----------

*     Less than 1%

      (1) The addresses of the persons named in this table are as follows:
      Leonard A. Osser, Stuart Wildhorn and Thomas M. Stuckey are all at 220 South Orange Avenue, Livingston Corporate Park, Livingston, NJ 07039; Paul Gregory, Innovative Programs Associates Inc., 370 E. 76th Street, New York, New York 10021; Leonard M. Schiller, Schiller, Klein & McElroy, P.C., 33 North Dearborn Street, Suite 1030, Chicago, Illinois 60602; Jeffrey Fuller, Eagle Chase, Woodbury, NY 11797; Leslie Bernhard, AdStar, Inc., 4553 Glencoe Avenue, Suite 325, Marina del Rey, California 90292; K. Tucker Anderson, c/o Cumberland Associates LLC, 1114 Avenue of the Americas, New York, New York 10036; and Cumberland Associates, LLC, 1114 Avenue of the Americas, New York, New York.

      (2) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this proxy statement upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercise or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on the number of all shares, including those underlying options exercisable within 60 days from the filing of this report held by the named individual, divided by 6,112,678 outstanding shares on December 31, 2003 and those shares underlying options exercisable within 60 days from the filing of this report.

      (3) Includes (i) 204,728 shares issuable upon exercise of stock options within 60 days of the date hereof, which until January 31 are exercisable at $3.00, and beginning February 1, 2004 will be exercisable at $6.00 and
      (ii) warrants immediately exercisable to purchase 11,904 shares at $5.25 per share.

      (4) Includes 11,111 shares subject to stock options, exercisable within 60 days of the date hereof at $7.50 per share and 2,333 shares subject to stock options, exercisable within 60 days of the date hereof at $2.25 per share, and (iii) 120,944 warrants exercisable beginning March 18, 2004.

      (5) Includes 8,333 shares subject to stock options, exercisable within 60 days of the date hereof at $6.5625 per share, 2,222 shares subject to stock options exercisable within 60 days of the date hereof at $7.50 per share and 2,333 shares subject to stock options exercisable within 60 days of the date hereof at $2.25 per share. Mr. Stuckey disclaims beneficial ownership of (i) 3,333 shares, which are held by his wife as custodian for their children, and (ii) 567 shares, which are owned by his wife in her IRA.

      (6) Includes 50 shares held by Mr. Gregory's wife, 4,141 shares subject to stock options, exercisable within 60 days of the date hereof at $6.5625 per share, and 6,667 subject to stock options, exercisable within 60 days of the date hereof at $1.50 per share.

      (7) Includes 4,141 shares subject to stock options, exercisable within 60 days of the date hereof at $6.5625 per share, 6,667 shares subject to stock options, exercisable within 60 days of the date hereof at $1.50 per share and 19,531 shares subject to stock options exercisable within 60 days of the date hereof at $9.00 per share.

      (8) Includes 6,667 shares subject to stock options, exercisable within 60 days of the date hereof at $1.50 per share.

      (9) Includes 6,667 shares subject to stock options, exercisable within 60 days of the date hereof at $1.50 per share

      (10) Includes 285,541 shares subject to stock options, 132,848 shares subject to warrants all of which are exercisable within sixty (60) days of the date hereof and 30,667 shares to which he has shared voting and dispositive power.

      (11) Based solely upon an amendment to Schedule 13D filed by K. Tucker Andersen with the Securities and Exchange Commission on February 24, 2004.

      (12) Based solely upon Form 4 filed by Cumberland Associates, LLC with the Securities and Exchange Commission on November 5, 2003.

      All of the common shares set forth in the above table are covered by lock-up agreements prohibiting their sale, assignment or transfer for 90 days following the date of this prospectus without the prior written consent of the representative.

      Securities Authorized for Issuance Under Equity Compensation Plans

                      Equity Compensation Plan Information

      The following table summarizes the (i) options granted under the Milestone 1997 Stock Option Plan, and (ii) options and warrants granted outside the Milestone 1997 Stock Option Plan, as of December 31, 2003. The shares covered by outstanding options and warrants are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events. No other equity compensation has been issued.

                                                                            Number of                           Number of
                                                                           securities(1)      Weighted         securities(1)
                                                                           to be issued       -average     remaining available
                                                                          upon exercise    exercise price       for future
                                                                          of outstanding   of outstanding     issuance under
                                                                             options,         options,            equity
                                                                           warrants and    warrants and        compensation
                                                                              rights           rights              plans
                                                                           ------------------------------------------------
Equity compensation plans approved by stockholders (1):
Grants under our 1997 Stock Option Plan.......................                200,115           $3.12           114,218
Equity compensation plans not approved by
  stockholders(2)
  Aggregate Individual Option Grants..........................                229,167           $6.00           Not Applicable
    Total.....................................................                429,282           $4.66

      (1) Consisting of our 1997 stock option plan covering a total of 333,333 common shares underlying options issuable to officers and other key employees and excluding 2,333 options, which were exercised in October 2003, and 16,667 options, which were exercised in December 2003. The plan has a term of 10 years and is administered by a committee appointed by the board of directors. The committee, in its sole discretion, determines who is eligible to receive these incentive stock options, how many options they will receive, the term of the options, the exercise price and other conditions relating to the exercise of the options. Stock options granted under the plan must be exercised within a maximum of 10 years from the date of grant at an exercise price that is not less than the fair market value of the common shares on the date of the grant. Options granted to shareholders owning more than 10% of our outstanding common shares must be exercised within five years from the date of grant and the exercise price must be at least 110% of the fair market value of the common shares on the date of the grant.

      (2) The aggregate individual option grants outside the Stock Option Plan referred to in the table above include options issued as payment for services rendered to us by outside consultants and providers of certain services. The aggregate individual warrant grants referred to in the table above include warrants granted to investors in Milestone as part of private placements and credit line arrangements.

Item 12. Certain Relationships and Related Transactions

      In January 2002, we issued 108,333 units to K. Tucker Andersen, each comprised of one share of common stock and one five-year warrant to purchase one share of common stock at prices increasing from $2.40 to $6.00, in consideration for $250,000. We also issued to Mr. Andersen, in January 2002, 11,280 additional units in repayment of interest in the amount of $27,072 accrued under a $500,000 line of credit.

      As of September 30 and November 10, 2003 we issued an aggregate of 147,011 shares of common stock to Mr. Osser in repayment of $404,459 of principal and accrued interest on the 6%/12% notes and the prior extension of these notes, an aggregate of 779,184 shares of common stock to K. Tucker Andersen, in satisfaction of $2,345,304 of principal and accrued interest on the 6%/12%, 8% and 10% notes and the prior extension of these notes and an aggregate of 660,257 shares of common stock to Cumberland Associates, LLC, in satisfaction of $1,816,450 of principal and accrued interest on the 6%/12% notes and the prior extension of these notes. The shares issued to Mr. Osser, Mr. Andersen and Cumberland Associates, represented their share of common stock issued to the holders of that debt in the aggregate amount of approximately $5 million, including accrued interest, and Mr. Osser, Mr. Andersen and Cumberland Associates received no extra or special benefit that was not shared on a pro rata basis by all of the holders of that debt.

      On October 9, 2003 we reached an agreement to satisfy $1,265,545 of debt and accrued interest due to a major investor, K. Tucker Andersen, and $435,985 of debt and accrued interest and $640,000 of deferred compensation due to our Chief Executive Officer and Chairman, Leonard Osser. Of the total debt and accrued interest due to Messrs. Andersen and Osser, and the deferred compensation owed to Mr. Osser, $1,604,204 and $384,000, respectively were paid February 24, 2004 through the issuance of 241,988 and 61,350 units valued at the initial offering price. The remaining $97,326 of indebtedness to Messrs. Andersen and Osser and $256,000 of deferred compensation to Mr. Osser was paid in cash on February 23, 2004. The cash portion of the total payment represents the estimated tax on the interest and compensation.

      Additionally, the technology underlying our SafetyWand, the CompuFlo and an improvement to the controls for CompuDent were developed by our Director of Clinical Affairs and assigned to us. Upon sale of products using any such technology we will owe him a 5% royalty on the total sales price, or, if technology covered by other patents is also used by the product, on an allocated part of the sales price. In addition, he is granted, pursuant to the agreement, an option to purchase, at fair market value on the date of the grant, 8,333 shares of our common stock upon the issuance of each additional patent relating to these technologies.

      We have adopted a policy that, in the future, the audit committee must review all transactions with any officer, director or 5% shareholder.

Item 13. Exhibits, List and Reports on Form 8-K

  Exhibits

      Certain of the following exhibits were filed as Exhibits to previous filings filed by the Registrant under the Securities Act of 1933, as amended, or reports filed under the Securities and Exchange Act of 1934, as amended, and are hereby incorporated by reference.

EXHIBIT
  NO.                                DESCRIPTION
-------     --------------------------------------------------------------------

3.1         Certificate of Incorporation of Milestone (1)

3.2         Certificate of Amendment filed July 13, 1995 (2)

3.3         Certificate of Amendment filed December 6, 1996 (3)

3.4         Certificate of Amendment filed December 17, 1997 (6)

3.5         Certificate of Amendment filed July 23, 2003 (10)

3.6         Certificate of Amendment filed January 8, 2004. (10)

3.7         Certificate of Designation filed January 15, 2004 (10)

3.8         By-laws of Milestone (1)

4.1         Specimen Stock Certificate (2)

4.2         Intentionally Left Blank

4.3         Form of warrant agreement, including form of warrant (12)

4.4         Form of representative's warrant (12)

10.1 Lease dated November 25, 1996 between Livingston Corporate Park Associates, L.L.C. and Milestone. (3)

10.2        Intentionally Left Blank

10.5        Intentionally Left Blank

10.8 Agreement for The Wand Product dated December 1, 1996, between Spintech and Princeton PMC. (3)

10.10 Agreement between Milestone and Spintech dated December 21, 1994, and Amendment No. 1 thereto. (2)

10.11       Intentionally Left Blank

10.12       Intentionally Left Blank

10.13       Intentionally Left Blank

10.14       Intentionally Left Blank

10.15 Private Equity Line of Credit Agreement between Milestone and Hillgreen Investments Limited dated January 22, 2001. (5)

10.16 Registration Rights Agreement, dated January 22, 2001, between Registrant and Hillgreen Investments Limited. (5)

10.17       Intentionally Left Blank

10.18       Intentionally Left Blank

10.19       Intentionally Left Blank

10.20       Intentionally Left Blank

10.21       Intentionally Left Blank

10.22       Intentionally Left Blank

10.23 Letter from Leonard Osser and Morse, Zelnick, Rose & Lander, LLP, dated April 9, 2000. (7)

10.24       Intentionally left blank.

10.25 Letter from Morse, Zelnick, Rose & Lander LLP, dated March 29, 2002, re-deferral of payment. (10)

10.26       Letter from Leonard Osser, dated April 15, 2003 deferring payment.
            (9)

10.27 Letter from Morse, Zelnick, Rose & Lander LLP, dated April 2003 deferring payment. (10)

10.28 Line of Credit for $900,000 and extension of $500,000 line of credit, dated April 15, 2003. (10)

10.29       Agreement with DaVinci Systems dated July 30, 2003. (10)

10.30 Agreement with Mark Hochman and amendments thereto dated April 9, 1998, December 16, 1999, November 28, 2001, October 10, 2002 and
            December 19, 2003. (10)

10.31       Agreement with Strider dated September 3, 2003. (10)

10.32       Agreement with Len Osser and K. Tucker Andersen, dated October 9,
            2003. (10)

10.33       Agreement with Morse, Zelnick, Rose & Lander dated December 22,
            2003. (10)

10.34       Employment Agreement with Leonard Osser dated December 20, 2003.
            (10)

14          Code of Ethics

21.1        Subsidiaries of the Registrant. (3)

23.1        Consent of J. H. Cohn LLP

31.1        Rule 13a-14(a) Certifications - Chief Executive Officer

31.2        Rule 13a-14(a) Certifications - Chief Financial Officer

32.1        Section 1350 Certifications- Chief Executive Officer

32.2        Section 1350 Certifications- Chief Financial Officer

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

(5) Incorporated by reference to Milestone's Registration Statement on Form S-2 No. 333-54732.

(6) Incorporated by reference to Milestone's Form 10-KSB for the year ended December 31, 1999.

(7) Incorporated by reference to Milestone's Form 10-KSB for the year ended December 31, 2000.

(8) Incorporated by reference to Milestone's Form 10-KSB for the year ended December 31, 2001.

(9) Incorporated by reference to Milestone's Registration Statement on Form S-2 No. 333-110376, Amendment No. 1.

(10) Incorporated by reference to Milestone's Registration Statement on Form S-2 No. 333-110376, Amendment No. 3.

(11) Incorporated by reference to Milestone's Registration Statement on Form S-2 No. 333-110376, Amendment No. 2.

(12) Incorporated by reference to Milestone's Registration Statement on Form S-2 No. 333-110376, Amendment No. 5.

            Reports on Form 8-K

            No reports on Form 8-K were filed during the fourth quarter of 2003.

Item 14. Principal Accountant Fees and Services

      Audit Fees

            The aggregate fees billed during 2003 and 2002 by J. H. Cohn LLP, the Company's principal accountant, were $98,872 and $93,980 respectively, each covering the audit of our annual financial statements and the review of our financial statements for the first three quarters of each of these years.

      Audit-Related Fees

            There were no audit-related fees billed during 2002 and 2003 by the Company's principal accountant.

      Tax Fees

            There were no fees for services related to tax compliance, tax advice and tax planning billed by our principal accountants in 2002 and 2003.

      All Other Fees

            J. H. Cohn LLP billed the Company $117,507 in connection with the February 2004 offering. Progress billing totaling $40,000 were billed as of December 31, 2003 and was included in deferred registration costs on December 31, 2003.

      Audit Committee Administration of the Engagement

            The engagement with J. H. Cohn LLP, the Company's principal accountant, was approved in advance by our Audit Committee. No non-audit services were approved by the audit committee in 2003.

      Hours expended on audit by persons other than the Company's principal accountant's full time, permanent employees.

            The percentage of hours expended on audit by persons other than the Company's principal accountant's full time, permanent employees, did not exceed 50%.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Milestone Scientific Inc.


                                            By: /s/ Leonard Osser
                                            ------------------------------------
                                            Chairman and Chief Executive Officer

Date: April 8, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 30, 2004.

       Signature                  Date                           Title
 /s/ Leonard Osser           April 8, 2004         Chairman, and Chief Executive Officer
----------------------
     Leonard Osser

 /s/ Thomas M. Stuckey       April 8, 2004      Vice President and Chief Financial Officer
----------------------
     Thomas M. Stuckey

 /s/ Leonard Schiller        April 8, 2004                       Director
----------------------
     Leonard Schiller

 /s/ Paul Gregory            April 8, 2004                       Director
----------------------
     Paul Gregory

 /s/ Jeffrey Fuller          April 8, 2004                       Director
----------------------
     Jeffrey Fuller

 /s/ Leslie Bernhard         April 8, 2004                       Director
----------------------
     Leslie Bernhard

Report of Independent Public Accountants

To the Board of Directors and Stockholders
Milestone Scientific, Inc.

We have audited the accompanying consolidated balance sheet of Milestone Scientific, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Milestone Scientific, Inc. and Subsidiaries as of December 31, 2003, and their results of operations and cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ J.H. Cohn LLP

Roseland, New Jersey
March 26, 2004

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                              AT DECEMBER 31, 2003

                                             ASSETS
Current Assets:
  Cash ...........................................................................................     $      3,277
  Accounts receivable, net of allowance for doubtful account of $28,814 ..........................          388,900
  Inventories ....................................................................................          426,711
  Advances to contract manufacturer ..............................................................          228,497
  Deferred debt financing costs, net .............................................................           33,522
  Prepaid expenses ...............................................................................          117,184
                                                                                                       ------------
          Total current assets ...................................................................        1,198,091

Deferred registration costs ......................................................................          248,815
Equipment, net ...................................................................................          242,243
Other assets .....................................................................................           27,341
                                                                                                       ------------
          Total ..................................................................................     $  1,716,490
                                                                                                       ============

                          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Account payable ................................................................................     $  1,689,591
  Accrued expenses ...............................................................................           59,540
  Accrued interest ...............................................................................          231,296
  Deferred compensation payable to officer/stockholder ...........................................          640,000
  Notes payable ..................................................................................        1,141,186
  Notes payable-officer/stockholder ..............................................................          358,215
                                                                                                       ------------
          Total current liabilities ..............................................................        4,119,828
  Notes payable ..................................................................................           41,333
                                                                                                       ------------
          Total liabilities ......................................................................        4,161,161
                                                                                                       ------------

Commitments and Contingencies
Stockholders' Deficiency:
  Preferred stock, par value $.001; authorized 5,000,000 shares ..................................               --
  8% Cumulative convertible preferred, par value $.001; authorized
       25,365 shares issued and outstanding; .....................................................               25
  Common stock, par value $.001; authorized 50,000,000 shares; 6,146,011 shares issued ...........            6,146
  Additional paid-in capital .....................................................................       42,660,349
  Accumulated deficit ............................................................................      (44,199,675)
  Treasury stock, at cost, 33,333 shares .........................................................         (911,516)
                                                                                                       ------------
          Total stockholders' deficiency .........................................................       (2,444,671)
                                                                                                       ------------
             Total ...............................................................................     $  1,716,490
                                                                                                       ============

           The accompanying notes are an integral part of these statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             Year Ended December 31,

                                                                                                   2003             2002
                                                                                                   ----             ----
Net sales ........................................................................             $ 3,971,707      $ 4,074,006
Cost of sales ....................................................................               2,003,139        1,980,949
                                                                                               -----------      -----------
Gross profit .....................................................................               1,968,568        2,093,057
                                                                                               -----------      -----------

Selling, general and administrative expenses .....................................               3,483,439        3,588,836
Research and development expenses ................................................                 131,015          147,709
Closing of Deerfield, IL facility ................................................                  86,165           26,067
                                                                                               -----------      -----------

    Total ........................................................................               3,700,619        3,762,612
                                                                                               -----------      -----------

Loss from operations .............................................................              (1,732,051)      (1,669,555)
Interest expense .................................................................                (680,857)        (850,642)
Sales of prophy angle business and related consulting income .....................                      --           80,000
                                                                                               -----------      -----------
Net loss .........................................................................             $(2,412,908)     $(2,440,197)
                                                                                               ===========      ===========

Loss per share -- basic and diluted ..............................................             $      (.52)     $      (.59)
                                                                                               ===========      ===========

Weighted average shares outstanding -- basic and diluted .........................               4,672,266        4,156,558
                                                                                               ===========      ===========

           The accompanying notes are an integral part of these statements.

                   Milestone Scientific Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     Years Ended December 31, 2003 and 2002

                                               Preferred Stock           Common Stock
                                               ---------------           ------------         Additional
                                                                                                Paid in         Accumulated
                                               Shares    Amount      Shares       Amount        Capital           Deficit
                                               ------------------------------------------------------------------------------
Balance January 1, 2002                                             3,790,949     $3,791     $ 36,098,148      $ (39,346,570)
Common stock issued from the
 sales of common stock in 2001                                        108,333        108             (108)
Common stock issued for
  accrued interest                                                     11,280         11           27,061
Common stock issued for
  deferred compensation                                               204,728        205          491,141
Common stock issued for
  payment of accounts payable                                          62,500         62          149,938
Amortization of unearned
  advertising expense
Expired warrants for
  unearned advertising                                                                           (278,017)
Stock options issued for
  future services                                                                                  30,000
Common stock issued for
  payment of accounts payable                                          66,667         67           89,933
Net loss                                                                                                          (2,440,197)
                                               ------------------------------------------------------------------------------
Balance, December 31, 2002                                          4,244,457      4,244       36,608,096        (41,786,767)
Warrants issued pursuant to
  notes payable                                                                                    24,823
Amortization of stock options
  issued for future services
Common stock issued for
  payments of accounts payable                                        102,195        102          502,698
Common stock issued for payment of
  outstanding debt and related interest                             1,646,419      1,646        4,987,254
Common stock issued as additional
  consideration to noteholders                                         94,327         95          285,717
Preferred stock issued for payment
  of outstanding debt and related interest     25,365     $ 25                                     25,089
Exercise of stock options                                              19,000         19           57,731
Common stock issued under equity line
  net of expenses                                                      39,613         40          191,441
Stock fees                                                                                        (22,500)
Net loss                                                                                                          (2,412,908)
                                               ------------------------------------------------------------------------------
Balance, December 31, 2003                     25,365     $ 25     $6,146,011     $6,146     $ 42,660,349      $ (44,199,675)
                                               ==============================================================================



                                               Unearned        Unearned         Treasury
                                              Advertising    Compensation         Stock            Total
                                              ------------------------------------------------------------
Balance January 1, 2002                       $ (302,820)            --        $ (911,516)     $(4,458,967)
Common stock issued from the
 sales of common stock in 2001
Common stock issued for
  accrued interest                                                                                  27,072
Common stock issued for
  deferred compensation                                                                            491,346
Common stock issued for
  payment of accounts payable                                                                      150,000
Amortization of unearned
  advertising expense                             24,803                                            24,803
Expired warrants for
  unearned advertising                           278,017                                                 0
Stock options issued for
  future services                                              $(20,000)                            10,000
Common stock issued for
  payment of accounts payable                                                                       90,000
Net loss                                                                                        (2,440,197)
                                              ------------------------------------------------------------
Balance, December 31, 2002                            --        (20,000)         (911,516)     $(6,105,943)
Warrants issued pursuant to
  notes payable                                                                                     24,823
Amortization of stock options
  issued for future services                                     20,000                             20,000
Common stock issued for
  payments of accounts payable                                                                     502,800
Common stock issued for payment of
  outstanding debt and related interest                                                          4,988,900
Common stock issued as additional
  consideration to noteholders                                                                     285,812
Preferred stock issued for payment
  of outstanding debt and related interest                                                          25,114
Exercise of stock options                                                                           57,750
Common stock issued under equity line
  net of expenses                                                                                  191,481
Stock fees                                                                                         (22,500)
Net loss                                                                                        (2,412,908)
                                              ------------------------------------------------------------
Balance, December 31, 2003                    $       --       $    --         ($ 911,516)     $(2,444,671)
                                              ============================================================

The accompanying notes are an integral part of these statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Year Ended December 31,

                                                                                   2003             2002
                                                                                   ----             ----
Cash flows from operating activities:
Net loss                                                                       $(2,412,908)     $(2,440,197)
Adjustment to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                  26,101           53,052
      Amortization of debt discount and deferred financing costs                   289,119          340,133
      Amortization of unearned advertising cost                                     20,000           24,803
      Stock options issued to consultants                                               --           10,000
      Loss on disposal of fixed asset                                               11,248            1,909
      Changes in operating assets and liabilities:
                       (Increase) decrease in accounts receivable                 (149,465)         124,308
                       (Increase) decrease in inventories                         (307,420)          43,349
                       Decrease in advances to contract manufacturer               159,438          301,594
                       Increase in prepaid expenses                                (52,232)         (33,967)
                       (Increase) decrease in other assets                           4,992          (19,971)
                       Increase in accounts payable                                905,750          107,220
                       Increase in accrued interest                                391,738          510,508
                       Decrease in accrued expenses                                (26,952)         (18,918)
                       Increase in deferred compensation                           320,000          320,000
                                                                               -----------      -----------

      Net cash used in operating activities                                       (820,591)        (676,177)
                                                                               -----------      -----------

Cash flow from investing activities-payment for capital expenditures               (35,268)         (74,344)
                                                                               -----------      -----------
Cash flows from financing activities:
       Proceeds from note payable - officer/stockholder                            180,537          100,000
       Proceeds from issuance of notes payable                                     900,000          685,000
       Proceeds from exercised options                                              57,750               --
       Proceeds from exercise of equity line, net of expenses                      191,481               --
       Payments of notes payable - officer/stockholder                            (122,322)              --
       Expenses relating to registering shares                                     (22,500)              --
       Payments for deferred financing costs                                       (86,678)         (40,538)
       Payments for deferred registration costs                                   (248,815)              --
                                                                               -----------      -----------
       Net cash provided by financing activities                                   849,453          744,462
                                                                               -----------      -----------
       NET DECREASE IN CASH                                                         (6,406)          (6,059)
Cash at beginning of year                                                            9,683           15,742
                                                                               -----------      -----------

Cash at end of year                                                            $     3,277      $     9,683
                                                                               ===========      ===========
Supplemental disclosures of cash flow information:

       Cash paid during the year for interest                                  $         0      $         0
                                                                               ===========      ===========
       Cash paid during the year for taxes                                     $         0      $         0
                                                                               ===========      ===========

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)

Supplemental schedule of noncash financing activities:

In June 2003, the Company granted warrants to purchase 53,419 shares of common stock (with an estimated fair value of $14,423) in connection with a $50,000 6% note payable provided by an existing investor. This resulted in an initial increase to debt discount and to additional paid-in capital.

In September 2003, the Company granted warrants to purchase 5,000 shares of common stock (with an estimated fair value of $10,400) in connection with a $50,000 6% note payable provided by an existing investor. This resulted in an initial increase to debt discount and to additional paid-in capital.

On September 30, 2003, in consideration for payment of $5,014,014 of aggregate debt and interest, the Company issued 1,646,419 shares of common stock and $25,365 face amount of 8% cumulative convertible preferred stock.

In October and November 2003, the Company issued 94,327 shares of common stock with an estimated fair value of $285,812 to certain debt holders for agreeing to extend the maturity date of the 6%/12% notes.

In November 2003, the Company issued 102,195 shares of common stock for payment of accounts payable totaling $502,800.

In January 2002, the Company issued 11,280 units consisting of one share of common stock and one warrant to purchase an additional share of common stock in exchange for payment of accrued interest totaling $27,072.

In January 2002, the Company issued 204,728 units consisting of one share of common stock and one warrant to purchase an additional share of common stock for payment of $491,346 in deferred compensation. The warrants are exercisable at $2.40 per share through January 31, 2003; at $3.00 per share through January 31, 2004 and thereafter at $6.00 per share through January 31, 2007.

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

In July 2002, the Company issued 62,500 units consisting of one share of common stock and one warrant to purchase an additional share of common stock to a vendor in accordance with the agreement valued at $150,000 for payment of accounts payable.

In August 2002, the Company issued 66,667 shares of common stock in exchange for payment of $90,000 of accounts payable.

In September 2002, pursuant to the 6%/12% promissory note agreements, the Company converted $41,512 of accrued interest into additional principal.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- ORGANIZATION

      Milestone Scientific Inc. (the "Company" or "Milestone") was incorporated in the State of Delaware in August 1989. Milestone has developed a proprietary, computer-controlled anesthetic delivery system, through the use of the Wand, a single use disposable handpiece. The system is marketed in dentistry under the trademark CompuDent and Wand Plus and in medicine under the trademark CompuMed. CompuDent is suitable for all dental procedures that requires local anesthetic. CompuMed and Wand Plus are suitable for many medical procedures regularly performed in Plastic Surgery, Hair Restoration Surgery, Podiatry, Colorectal Surgery, Dermatology, Orthopedics and a number of other disciplines. The systems are sold in the United States and in over 25 countries abroad. The Company's products are manufactured by a third-party contract manufacturer.

Note B -- Basis of Presentation:

      The accompanying consolidated financial statements have been prepared assuming Milestone will continue as a going concern. However, as shown in the accompanying consolidated financial statements, Milestone incurred net losses of approximately $2,413,000 and $2,440,000 and negative cash flows from operating activities of approximately $821,000 and $676,000 during the years ended December 31, 2003 and 2002, respectively. As a result, Milestone had a cash balance of only approximately $3,000, a working capital deficiency of approximately $2,922,000 and a stockholders' deficiency of approximately $2,445,000 as of December 31, 2003. These matters raise doubt about Milestone's ability to continue as a going concern. Management believes that its initial concerns about the Company's ability to continue as a going concern were eliminated through its continuing efforts to reduce operating overhead, its subsequent satisfaction of a substantial portion of its outstanding obligations, the utilization of its equity facility, the introduction of new products and the closing of the Public Offering on February 17, 2004, ("Public Offering") as discussed later in this note.

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

            o The Company reduced administrative personnel and telemarketers.

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

      RESTRUCTURING LIABILITIES AND ADDITIONAL FINANCING:

      On September 30, 2003, the Company satisfied approximately $5,014,000 of secured debt to major investors including interest, through the issuance of 1,646,419 shares of Common Stock and $25,365 face amount of 8% cumulative convertible preferred stock. In addition, during the fourth quarter and subsequent to year end, the Company took several steps to restructure its liabilities and raise equity.

            o On October 31, 2003, the Company issued 102,195 shares of common stock to certain of its principal vendors having a fair value of $502,800, in satisfaction of trade payables in the aggregate amount of $502,800.

            o The Company has agreed to issue 94,327 shares of common stock having a fair value of $285,812 in satisfaction of deferred financing costs incurred in extending certain of its outstanding loans.

            o The Company issued 39,613 shares of common stock and received $217,445 ($191,481 net of expenses) upon exercising its rights to draw upon a private equity put facility.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - (CONTINUED)

            o The Company issued in aggregate 18,999 shares of its common stock upon the exercise of 2,333 options by an employee and 16,667 options by the Company's Chief Executive Officer ("CEO"), and received proceeds of $57,750.

            o In April 2003, the Company received an additional $900,000 8% line of credit from a major investor which expires on January 1, 2005. As of December 31, 2003, $600,000 was outstanding on the aforementioned line of credit.

            o In October 2003, the Company reached agreements with a major investor and the Company's CEO to satisfy approximately $2,341,000 of obligations due them upon the closing of the Public Offering. These obligations consisted of promissory notes, accrued interest and deferred compensation. The Company satisfies these obligations by issuing to the major investor and the Company's CEO 304,939 units at a price of $6.52 per unit and approximately $353,000 in cash. These units were issued with the same terms and price as those in the Public Offering.

            o In December 2003, the Company reached an agreement with the Company's legal counsel to satisfy $200,000 of accounts payable. In February 2004, the Company issued to the general counsel 30,675 units at a price of $6.52 per unit for payment of the accounts payable.

      EQUITY PUT FACILITY:

      During October 2003 and through December 2003, Milestone exercised its right to draw upon a private equity facility. In exchange for net proceeds of $191,481 the Company issued 39,613 shares of common stock. The put facility was arranged in January 2001 under the terms of a three-year private equity line agreement with Hillgreen Investments Limited ("Hillgreen"), a British Virgin Islands corporation. Hillgreen is obligated to purchase, subject to the fulfillment of specified conditions, up to 700,000 shares of Milestone's common stock. Hillgreen has allocated $20,000,000 to fund its purchase obligations. The transaction was arranged by Jesup & Lamont Securities Corporation, a New York based investment banking firm. Milestone's right to draw upon this facility is subject to a number of limitations and conditions, including a limitation on the amounts sold to Hillgreen within specified periods. Subject to these and other conditions and limitations, Milestone will have full control over the timing of any financing under the equity line and is under no obligation to sell any shares to Hillgreen. All shares that are sold are priced at 87.5% of the volume weighted average market price of Milestone common stock during a fixed period prior to the sale. Milestone has discretion to establish a floor price below which shares will not be sold by Milestone to Hillgreen.

      REVERSE STOCK SPLIT

      The Board of Directors adopted a resolution, which was approved by the stockholders on December 9, 2003, of an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of its common stock. The ratio would be no greater than one-for-ten, at the sole discretion of the Company's board of directors, in connection with an underwritten Public Offering by the Company.

      On December 22, 2003, the Company formed a committee to determine the amount of the split. On January 6, 2004, the committee approved a 1-for-3 reverse split of its common stock and the Company filed an amendment to its Certificate of Incorporation effecting that reverse split. Accordingly, all shares and per share information in these consolidated financial statements have been restated retroactively to reflect the 1-for-3 combination.

      PUBLIC OFFERING AND PROFORMA (UNAUDITED) IMPACT:

      On February 17, 2004, the Company completed a $9.4 million Public Offering ($7.6 after underwriter discount, underwriter non accountable expense allowance and other expenses.) The Public Offering consisted of the sale of 1,440,000 units at a price of $6.52 per unit. Each unit consisted of two shares of common stock and one warrant. The warrants included in the units are exercisable at any time after they become separately tradable until their expiration date, five years after the date of the closing of the Public Offering at an exercise price equal to $4.89 (150% of the closing market price of our common stock on the pricing date of the Offering). Some or all of the warrants may be redeemed by us at a price of $0.01 per warrant, by giving not less than 30 days notice to the holders of the warrants, which the Company may do at any time, beginning 6 months from the effective date of this

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - (CONTINUED)

      Offering after the closing price for the Company's common stock on the principal exchange on which it trades (i.e. AMEX) has equaled or exceeded 200% of the price of the Company's common stock on the effective date of the Offering. The common stock included in the units and the warrants will trade only as a unit for 30 days following the closing date of the Public Offering.

      Net proceeds of the Public Offering were used to pay down promissory notes, credit facilities, interest and deferred compensation as discussed above. The remainder of the proceeds will be used primarily to expand and support sales and marketing efforts for CompuDent in the United States, including new marketing and advertising campaigns, support the launch of the recently announced SafetyWand product line, expand international sales efforts and develop commercial models of products using other new subcutaneous injection technology.

      Presented below on an unaudited proforma basis is selected financial data which gives effect to the aforementioned transactions as if they occurred on December 31, 2003. The unaudited proforma information takes in account the following:

            o     The net proceeds of $7,600,000 received from the Public
                  Offering.

            o The issuance of 335,615 units at $6.52 per unit and payments totaling $350,000 for payment of approximately $2,541,000, consisting of $640,000 of deferred compensation to the Company's CEO, $1,701,000 of 8% and 9% promissory notes and 6% and 8% credit facilities including interest to the Company's CEO, and to a major investor and $200,000 of accounts payable.

                                                             December 31, 2003

                                                                       UNAUDITED
                                                            ACTUAL      PROFORMA
                                                            ------      --------

                                                                (IN THOUSANDS)
      Total current assets ..............................   $ 1,198     $8,498
      Total current liabilities .........................     4,120      1,005
      Working capital ...................................    (2,922)     7,493
      Total liabilities .................................     4,161      1,046
      Total stockholders' equity (deficiency) ...........    (2,445)     7,722

NOTE C -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      1.    Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries and its majority-owned subsidiary, Spintech. All significant intercompany balances and transactions have been eliminated in consolidation.

      2.    Cash and Cash Equivalents

            For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2003 and 2002, the Company did not have any cash equivalents.

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

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  C - (CONTINUED)

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

      9.    Advertising Expenses

            The Company expenses advertising costs as they are incurred. For the years ended December 31, 2003 and 2002, the Company recorded advertising expenses of $62,000 and $88,000, respectively.

      10.   Income Taxes

            The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

      11.   Basic and diluted net loss per common share

            The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common stock is calculated by the dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, warrants and the conversion of notes payable and preferred stock were issued during the period. The rights of the Company's preferred and common stock holders are substantially equivalent. The Company has included the 25,365 preferred shares from the date of their issuance in the weighted average number of shares outstanding in the computation of basic loss per share for the year ended December 31, 2003 in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

            Since the Company had net losses in 2003 and 2002, the assumed effects of the exercise of 1,309,920 and 1,614,785 outstanding stock options and warrants, the conversion of notes payable and preferred stock into common stock at December 31, 2003 and 2002, would have been anti-dilutive.

      12.   Use of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the allowance for doubtful accounts, advances

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - (CONTINUED)

            to contract manufacturer, inventory valuation allowances, and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

      13.   Fair Value of Financial Instruments

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

      14.   Accounting for Stock-Based Compensation

            Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees" ("APB 25"), which only requires charges to compensation expenses for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at the appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from the historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and SFAS 148, ("Accounting for Stock-Based Compensation
            - Transition and Disclosure" ("SFAS 148"), to provide pro forma disclosures of net loss and loss per common share as if a fair value based method of accounting had been applied.

            Pro forma loss applicable to common stock was approximately $2,459,324 and $2,664,814 and basic pro forma loss per common share was $.53 and $.64 in 2003 and 2002, respectively.

            In accordance with the provisions of SFAS 123, all other issuances of common stock, stock option or other equity instruments to employees and nonemployees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options or similar equity instruments issued are estimated based on the Black-Scholes option-pricing model, which meets the criteria set forth in SFAS 123, and the assumption that all of the options or other equity instruments will ultimately vest. Such fair value is measured as of an appropriate date pursuant to the guidance in the consensus of the Emerging Issues Task Force ("EITF") for EITF Issue No. 96-18 (generally, the earlier of the date the other party become committed to provide goods or services or the date performance by the other party is complete) and capitalized or expensed as if the Company had paid cash for the goods or services.

      15.   Concentration of Credit Risk

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

            The Company closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past writeoffs, and collections and current credit conditions. Management does not believe that significant credit risk exists with respect to accounts receivable at December 31, 2003.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D -- INVENTORIES

      Inventories consist of the following:

      CompuDent units and the Wand handpieces                     $283,804
      Component parts and other materials                          289,957
                                                                  --------
                                                                   573,761
      Reserve                                                      147,050
                                                                  --------
                                                                  $426,711
                                                                  ========

NOTE E -- ADVANCES TO CONTRACT MANFACTURER

      Advances to contract manufacturer represents deposits to the Company's contract manufacturer to fund future inventory commitments. The aggregate amount of the advances amounted to $228,497, all of which is expected to be used in 2004.

NOTE F --EQUIPMENT

      Equipment consists of the following:

      Furniture and fixtures                                      $152,354
      Office equipment                                              24,451
      Tooling equipment                                             78,803
      Trade show displays                                           20,199
      Computer servers and software                                123,456
                                                                  --------
                                                                   399,263
      Less accumulated depreciation                               (157,020)
                                                                  --------
                                                                  $242,243
                                                                  ========

NOTE G -- NOTES PAYABLE TO OFFICER/STOCKHOLDER

      At December 31, 2003, notes payable to officer/stockholder represent obligations payable to our CEO, consisting of (i) a $200,000 note payable, with interest payable at 9% per annum maturing April 1, 2004, (ii) a $100,000 line of credit with interest payable at 6% per annum maturing on April 11, 2004, and (iii) a $58,215 of notes payable on demand with interest payable at 6% per annum. In February 2004, the Company repaid the notes payable by paying $31,107 with the proceeds received from the Public Offering, and the issuance of 50,170 units at $6.52 per unit. (See Note B Public Offering and pro forma impact.) Interest expense on these notes for the year ended December 31, 2003 and 2002 amounted to $28,109 and $19,701, respectively.

NOTE H -- NOTES PAYABLE

      Notes payable consists of the following:

      Short term (A)

             6% Promissory note payable, $50,000 due
             November 27, 2004, net of debt discount
             of $ 8,814                                               $   41,186

             8% Promissory notes payable and line of credit
             borrowings                                                1,100,000
                                                                      ----------

              Total                                                   $1,141,186
                                                                      ==========

      Long Term (B)

           6% Promissory note payable, $50,000 due
           March 24, 2005, net of debt discount of $8,667             $   41,333
                                                                      ==========

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H (CONTINUED)

      A)    Short term - Obligations

            6% promissory note

            During June 2003, the Company issued a $50,000 promissory note to an existing investor. The note bears interest at 6% and matures on November 27, 2004. At our option, the principal and interest is payable on the maturity date in common stock at a rate of one share of our common stock for every $.936 of indebtedness. Additionally, Milestone granted the investor warrants to purchase 53,419 shares of our common stock at a per share price of $1.56 with an estimate fair value of $14,423 at any time or from time to time during the period commencing on June 4, 2003 and ending June 3, 2005. This resulted in an initial increase to debt discount and to additional paid-in capital of $14,423.

            Notes payable 8% promissory notes

            On July 31, 2000, the Company established a $1,000,000 credit facility with a major existing investor. Initially, $500,000 was borrowed under the line, which was due on September 30, 2003. The amount was subsequently extended to the closing date of the Public Offering at which time it was repaid in full. (See Note B)

            In December 2000, and January 2001, the Company borrowed under the credit facility an additional $400,000 and $100,000, respectively, due on December 31, 2003. In connection with the initial $500,000, the investor received five-year warrants to purchase 70,000 shares of the Company's common stock, exercisable at $3.00 per share. In connection with the $400,000, the investor received five-year warrants to purchase 80,000 shares of the Company's common stock exercisable at $1.25 per share. In connection with the $100,000, the investor received five-year warrants to purchase 20,000 shares of the Company's common stock at $1.25 per share. On September 30, 2003, the Company satisfied $500,000 of the obligation and $120,644 of related interest through the issuance of 614,499 shares of the Company common stock. (See Note B)

            During the year ended December 31, 2003, the Company borrowed $600,000 under an $900,000, 8% credit facility from an existing investor. In February 2004, the credit facility was paid. (See Note
            B)

      B)    Long term - 6% Promissory Note

            The note dated September 25, 2003 bears interest at 6% and matures on March 24, 2005. At the option of the Company, the principal and interest is payable on the maturity date in common stock at a rate of one share of common stock for every $3.30 of indebtedness. Additionally, Milestone granted the investor warrants to purchase 5,000 of common stock at a per share price of $6.00 with an estimate fair value of $10,400 at any time or from time to time during the period commencing from June 4, 2003 through June 5, 2005. This resulted in an initial increase to debt discount and to additional paid-in capital of $10,400.

NOTE I -- STOCK OPTION PLAN

      In 1997, the Board of Directors approved the adoption of the 1997 Stock Option Plan. The 1997 Stock Option Plan provides for the grant of options to purchase up to 166,667 shares of the Company's common stock. In 1999, the Plan was amended, providing for the grant of options to purchase up to 333,333 shares of the Company's common stock. Options may be granted to employees, officers, directors and consultants of the Company for the purchase of common stock of the Company at a price not less than the fair market value of the common stock on the date of the grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I (CONTINUED)

      If the Company had elected to recognize compensation expense based upon the fair value at the grant date, consistent with the methodology prescribed by SFAS No. 123, pro forma net loss and net loss per share to common stockholders for the years ended December 31, 2003 and 2002 would have increased to the following pro forma amounts:

                                                                                               December 31,
                                                                                               ------------
                                                                                           2003            2002
                                                                                           ----            ----
         Net loss -as reported                                                         $(2,412,908)     $(2,440,197)
         Deduct total employee based compensation expenses determined under
         a fair value based method for all awards, net of related taxes                $   (46,416)     $  (224,617)
                                                                                       -----------      -----------
         Net loss - pro forma
         Loss per share                                                                $(2,459,324)     $(2,664,814)
                                                                                       ===========      ===========
         Basic loss per share - as reported                                            $      (.52)     $      (.59)
                                                                                       ===========      ===========
         Basic loss per share - pro forma                                              $      (.53)     $      (.64)
                                                                                       ===========      ===========

      The weighted-average fair value of the individual options granted during 2003 and 2002 was estimated as $.38 and $.36, respectively, on the date of grant. The fair value for 2003 and 2002 was determined using a Black-Scholes option-pricing model with the following assumptions:

                                                               December 31,
                                                               ------------
                                                            2003         2002
                                                            ----         ----
         Volatility                                           135%          71%
         Risk-free interest rate                              2.5%         4.5%
         Expected life                                     5 years      5 years
         Dividend yield                                         0%           0%

      Stock option activity during 2003 and 2002 is summarized below:

                                                        Shares of           Weighted
                                                       common stock          average
                                                       attributable         exercise
                                                        to options      price of options
                                                        ----------      ----------------
         Options outstanding at January 1, 2002            309,755           $15.48
         Granted                                            57,667             2.37
         Forfeited                                        (120,141)           14.97
                                                          --------

         Options outstanding at December 31, 2002          247,281            12.24
         Granted                                            25,000              .88
         Exercised                                         (19,000)            3.04
         Forfeited                                         (45,167)           42.96
                                                          --------

         Options outstanding at December 31, 2003          208,114             4.26
                                                          ========           ======

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I (CONTINUED)

      The following table summarizes information concerning outstanding and exercisable options at December 31, 2003.

                                                 Remaining
                                  Number        Contractual          Number
          Exercise Prices      Outstanding      Life (Years)      Exercisable

              $ .8700             16,667            4.0                    0

                .9000              8,333            5.0                2,778

               1.6500             16,667            3.0                    0

               2.2500             15,832            3.0               15,832

               2.6250             16,667            1.0               16,667

               3.6000              8,333            3.5                2,778

               4.8300              8,282            1.5                8,282

               5.4375              2,333            2.0                2,333

               6.0000             16,667            1.5                    0

               6.5625             25,667            1.5               25,667

               7.5000             59,999            2.6               39,999

               9.0000             11,167            0.0               11,167

              12.0000                500            0.5                  500

              15.0000                500            0.5                  500

              18.0000                500            0.5                  500
                                 -------                             -------

                                 208,114                             127,003
                                 =======                             =======

      The weighted-average exercise price of options exercisable at December 31, 2003 is $4.25.

      The Company charged $10,000 to operations during the year ended December 31, 2002, representing the fair market value of 50,000 stock options issued to a customer.

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

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J (CONTINUED)

      In January 2002, in consideration for payment of the deferred compensation, the Company issued 625,000 units. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock. The warrants are exercisable at $2.40 per share through January 31, 2003 and then at $3.00 per share through January 31, 2004 and thereafter at $6.00 per share through January 31, 2007.

      On December 20, 2003, Milestone entered into a new employment agreement with the CEO for a five-year term commencing January 1, 2004. Under the new agreement, the CEO will receive base compensation of $300,000 per year, payable one half in cash and one half in common stock valued at the average closing price of the common stock during the first 15 trading days in the month of December during each year of the term. While the number of shares to be issued will be determined each year, the stock will not be issuable until the end of the term of the agreement. In addition, the CEO may earn annual bonuses up to an aggregate of $300,000, payable one half in cash and one half in common stock, contingent upon Milestone achieving predetermined annual operating cash flow, revenue and earning targets as defined in the employment agreement.

      In addition, if during any year of the term of the agreement the CEO earns a bonus, he shall also be granted 5-year stock options to purchase twice the number of shares earned. Each such option is to be exercisable at a price per share equal to the fair market value of a share on the state of grant (110% of fair market value if the CEO is a 10% or greater stockholder on the date of grant). The options shall vest and become exercisable to the extent of one-third of the shares covered at the end of each of the first three years following the date of grant, but shall only be exercisable while the CEO is employed by Milestone or within 30 days after the termination of his employment.

NOTE K -- LEGAL PROCEEDINGS

      On June 10, 2002, a former distributor, Henry Schein, Inc., sued Milestone in the Supreme Court of the State of New York for $110,851 claimed to be due them for returned merchandise. The Company answered the Complaint denying the material allegations. The action lay dormant until late 2003 when the Company and Schein entered into a settlement in principle whereby the Company will provide Schein with certain inventory, and Schein will provide the Company with Release and a Stipulation of Discontinuance with prejudice. It is expected the settlement will be finalized in the second quarter of 2004.

      On May 9, 2003, Milestone was served with a Breach of Contract Complaint. In the complaint, the plaintiff, Korman/Lender Management (landlord of the facility formerly used by Milestone in Deerfield, IL) sought damages of $17,755 plus costs, including attorney's fees, interest and continuing rental obligation. In March 2004, the parties reached an out of court settlement for $43,500 and exchanged mutual releases.

      The Company believes that these claims have been adequately provided for in its consolidated financial statements.

NOTE L -- CLOSING OF DEERFIELD, IL FACILITY

      In December 2002, Milestone initiated the transition of its customer service office to its corporate headquarters in Livingston, New Jersey and its distribution and logistics center to a third party, Design Centre of York, Pennsylvania. The resulting closing of the Deerfield location was completed during January 2003.

      The Company recorded closing costs for the years ended December 31, 2003 and 2002 of $86,165 and $26,067, respectively. These costs consisted of moving expenses, the disposal of related fixed assets, employee related expenses and rent.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M -- INCOME TAXES

      Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 2003 and 2002 are as follows:

Current assets and liabilities                            2003              2002
                                                          ----              ----
      Allowance for doubtful accounts                $     12,000      $     18,000
      Inventory allowance                                  59,000            44,000
      Accrued interest                                     92,000                --
                                                     ------------      ------------
        Subtotal                                          163,000            62,000
      Valuation allowance                                (163,000)          (62,000)
                                                     ------------      ------------
Current deferred tax asset                           $         --      $         --
                                                     ------------      ------------

Non-current assets and liabilities
      Net operating loss carryforwards               $ 12,000,000      $ 10,000,000
      Warrants and options issued to consultants           43,000           598,000
      Accrued interest                                         --           347,000
      Deferred compensation                                    --           128,000
                                                     ------------      ------------
                                                       12,043,000        11,073,000
Valuation allowance                                   (12,043,000)      (11,073,000)
                                                     ------------      ------------
Non-current deferred tax asset (liability)           $         --      $         --
                                                     ------------      ------------

      For the years ended December 31, 2003 and 2002 the valuation allowance increased by $1,071,000 and $1,353,000, respectively.

      As of December 31, 2003, the Company has Federal and State net operating loss carryforwards of approximately $29,000,000 that will be available to offset future taxable income, if any, through December 2023. The utilization of the Company's net operating losses may be subject to a substantial limitation due to the "change of ownership provisions" under
      Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization. The Company has established a 100% valuation allowance to reserve for all of its net deferred tax assets due to the significant doubt that their benefit will be realized in the future.

NOTE N -- PRODUCT SALES AND SIGNIFICANT CUSTOMERS

      The Company's sales by product and by geographical region are as follows:

                                               December 31,
                                           2003           2002
                                           ----           ----
         CompuDent                       $1,254,534     $1,452,005
         Handpieces                       2,500,354      2,402,396
         Other                              216,819        219,605
                                         ----------     ----------
                                         $3,971,707     $4,074,006
                                         ==========     ==========
         Dental Division                 $3,700,630     $3,892,069
         Medical Division                   271,077        181,937
                                         ----------     ----------
                                         $3,971,707     $4,074,006
                                         ==========     ==========
         United States                   $2,796,453     $3,174,930
         Canada                             172,435        215,722
         Other foreign countries          1,002,819        683,354
                                         ----------     ----------
                                         $3,971,707     $4,074,006
                                         ==========     ==========

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N (CONTINUED)

      During the years ended December 31, 2003 and 2002, the Company had sales to one customer (a worldwide distributor of the Company's products based in South Africa) of approximately $827,000 and $566,000, respectively. This represented 21% and 14% of the total net sales for 2003 and 2002, respectively. Accounts receivable from this customer amounted to approximately $335,000, representing 86% of net accounts receivable at December 31, 2003.

NOTE O -- COMMITMENTS AND CONTINGENCIES

      Lease Commitments

      The Company leases office space under a noncancelable operating lease. This lease also provides for escalations of the Company's share of utilities and operating expenses, which expire through 2007. Furthermore, since February 2003, the Company has had an informal agreement with a third party distribution and logistics center in Pennsylvania to handle its shipping and order fulfillment.

      Aggregate minimum rental commitments under noncancelable operating leases are as follows:

         Year Ending December 31,
         ------------------------
         2004                                   $   73,000
         2005                                       72,000
         2006                                       66,000
         2007                                       21,000
                                                ----------
                                                $  232,000
                                                ==========

      For the years ended December 31, 2003 and 2002, rent expense amounted to approximately $66,000 and $108,000, respectively. Administration and fulfillment fees excluding shipping expenses and initial set up fees from the third party distributor were approximately $182,000 for the year ended December 31, 2003.

      Contract Manufacturing Agreement

      The Company has informal arrangements for the manufacture of its products. CompuDent and CompuMed units are manufactured for the Company by Tricor Systems, Inc. ("Tricor") pursuant to specific purchase orders. The Wand disposable handpiece is manufactured for the Company in Mexico by Nypro Precision Assemblies ("NPA"), a subsidiary of Nypro Inc., pursuant to scheduled production requirements. The Wand Handpiece with Needle is supplied to the Company by United Systems, which arranges for its manufacture by manufacturers in China. The Company may expand its relationship with this supplier to include production of other types of handpieces. All of the manufacturers for the Company's products, including those supplying United Systems, are ISO compliant.

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

      Contingencies

      The technology underlying our SafetyWand, the CompuFlo and an improvement to the controls for CompuDent were developed by our Director of Clinical Affairs and assigned to us. Upon sale of products using any such technology we will owe him a 5% royalty on the total sales price, or, if technology covered by other patents is also used by the product, on an allocated part of the sales price. In addition, he is granted, pursuant to the agreement, an option to purchase, at fair market value on the date of the grant, 8,333 shares of our common stock upon the issuance of each additional patent relating to these technologies.

NOTE P -- CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      For the years ended December 31, 2003 and 2002, the Company paid $51,928 and $19,049 to the wife of Milestone's CEO. She was employed by Milestone to render professional services at December 31, 2003.