Form 10QSB
period 2004-03-31
MILESTONE SCIENTIFIC INC/NJ
filed 2004-05-17
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Yes |X| No |_|

As of May 14, 2004, the Registrant had a total of 9,663,906 shares of Common Stock, $.001 par value, outstanding.

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

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                                    I N D E X

                                                                                    PAGE
                                                                                    ----
PART I.  FINANCIAL INFORMATION

         ITEM 1. Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets
                      March 31, 2004 (Unaudited) and December 31, 2003                4

                 Condensed Consolidated Statements of Operations
                      Three Months Ended March 31, 2004 and 2003(Unaudited)           5

                 Condensed Consolidated Statement of Changes in Stockholders'
                  Equity (Deficiency) Three Months Ended March 31, 2004               6

                 Condensed Consolidated Statements of Cash Flows
                      Three Months Ended March 31, 2004 and 2003 (Unaudited)        7-8

                 Notes to Condensed Consolidated Financial Statements              9-12

         ITEM 2. Management's Discussion and Analysis or Plan of Operation        13-16

         ITEM 3  Controls and Procedures                                             17

PART II. OTHER INFORMATION

         ITEM 2. Changes in Securities and Small Business Issuer Purchases of
                 Equity Securities                                                   18

         ITEM 6. Exhibits and Reports on Form 8-K                                    18

SIGNATURES                                                                           19

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     March 31, 2004    December 31, 2003
                                                                                      (Unaudited)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                          $  6,333,456       $      3,277
   Accounts receivable, net of allowance for doubtful accounts at March 31, 2004
   and December 31, 2003 of $29,598 and $28,814, respectively                              483,072            388,900
   Inventories                                                                             430,717            426,711
   Advances to contract manufacturer                                                       246,683            228,497
   Deferred debt financing costs, net                                                        1,122             33,522
   Prepaid expenses                                                                         76,480            117,184
                                                                                      ------------       ------------
       Total current assets                                                              7,571,530          1,198,091
Deferred registration costs                                                                     --            248,815
Equipment, net                                                                             326,241            242,243
Other assets                                                                                25,773             27,341
                                                                                      ------------       ------------

       Totals                                                                         $  7,923,544       $  1,716,490
                                                                                      ============       ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
   Account payable                                                                    $    662,232       $  1,689,591
   Accrued expenses                                                                         88,096             59,540
   Accrued interest                                                                          4,092            231,296
   Deferred compensation payable to officer/stockholder                                     37,500            640,000
   Notes payable, net of debt discount of $13,220                                           86,780          1,141,186
   Notes payable-officer/stockholder                                                            --            358,215
                                                                                      ------------       ------------
       Total current liabilities                                                           878,700          4,119,828
   Notes payable                                                                                --             41,333
                                                                                      ------------       ------------

       Total liabilities                                                                   878,700          4,161,161
                                                                                      ------------       ------------

Commitments and Contingencies
Stockholder's Equity (Deficiency):
   Preferred stock, par value $.001; authorized 5,000,000 shares                                --                 --
   8% Cumulative convertible preferred, par value $.001; authorized
        25,365 shares issued and outstanding                                                    25                 25
   Common stock, par value $.001; authorized 50,000,000 shares;
        9,697,239 shares issued and 6,146,011 shares issued at
        March 31,2004 and December 31, 2003, respectively                                    9,697              6,146
   Additional paid-in capital                                                           52,665,106         42,660,349
   Accumulated deficit                                                                 (44,718,468)       (44,199,675)
   Treasury stock, at cost, 33,333 shares                                                 (911,516)          (911,516)
                                                                                      ------------       ------------
       Total stockholders' equity (deficiency)                                           7,044,844         (2,444,671)
                                                                                      ------------       ------------
         Totals                                                                       $  7,923,544       $  1,716,490
                                                                                      ============       ============

See Notes to Condensed Consolidated Financial Statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                                March 31, 2004     March 31, 2003
Net sales                                                        $  1,094,223       $  1,125,725
Cost of sales                                                         546,300            549,084
                                                                 ------------       ------------
Gross profit                                                          547,923            576,641
                                                                 ------------       ------------

Selling, general and administrative expenses                          984,868            758,981
Charge in connection with the closing of
    Deerfield, IL facility                                                 --             52,723
Research and development expenses                                      41,211             32,001
                                                                 ------------       ------------
                               Totals                               1,026,079            843,705
                                                                 ------------       ------------
Loss from operations                                                 (478,156)          (267,064)

Interest income                                                        12,134                 --
Interest expense                                                      (52,771)          (241,181)
                                                                 ------------       ------------

Net loss                                                         $   (518,793)      $   (508,245)
                                                                 ============       ============

Loss per share - basic and diluted                               $       (.07)      $       (.12)
                                                                 ============       ============

Weighted average shares outstanding-basic and diluted               7,566,255          4,211,123
                                                                 ============       ============

See Notes to Condensed Consolidated Financial Statements.

                   Milestone Scientific Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                        Three Months Ended March 31, 2004
                                   (Unaudited)

                                         Preferred Stock      Common Stock
                                         ---------------      ------------      Additional
                                                                                  Paid-in     Accumulated    Treasury
                                         Shares   Amount     Shares    Amount     Capital       Deficit        Stock        Total
                                         ------------------------------------------------------------------------------------------
Balance January 1, 2004                  25,365   $  25    6,146,011   $6,146   $42,660,349  $(44,199,675)  ($911,516)  $(2,444,671)
Proceeds from equity financing, net                        2,880,000    2,880     7,817,224                               7,820,104
Common stock issued for payment of
  outstanding debt and related interest                      492,087      492     1,603,712                               1,604,204
Common stock issued for payment of
   accounts payable                                           61,350       61       199,939                                 200,000
Common stock issued for payment of
   deferred compensation                                     117,791      118       383,882                                 384,000
Net loss                                                                                         (518,793)                 (518,793)
                                         ------------------------------------------------------------------------------------------
Balance March 31, 2004                   25,365      25    9,697,239   $9,697   $52,665,106  $(44,718,468)  ($911,516)  $ 7,044,844
                                         ==========================================================================================

See Notes to Condensed Consolidated Financial Statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                                                          2004             2003
                                                                                       -----------       ---------
Cash flows from operating activities:
     Net loss                                                                          $  (518,793)      $(508,245)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                        9,192           9,331
         Amortization of debt discount and deferred financing costs                         36,660         101,701
         Loss on disposal of fixed assets                                                       --          11,248
         Changes in operating assets and liabilities:
              Increase in accounts receivable                                              (94,172)       (374,980)
              (Increase) decrease in inventories                                            (4,006)         11,794
              (Increase) decrease in advances to contract manufacturer                     (18,186)         26,081
              Decrease in prepaid expenses                                                  40,704          26,430
              Decrease in other assets                                                       1,568              --
              Increase (decrease) in accounts payable                                     (578,544)        182,290
              Increase (decrease) in accrued interest                                      (81,215)        139,480
              Increase in accrued expenses                                                  28,556          59,006
              (Decrease) increase in deferred compensation                                (218,500)         80,000
                                                                                       -----------       ---------
                  Net cash used in operating activities                                 (1,396,736)       (235,864)
                                                                                       -----------       ---------

Cash flows from investing activities-payment for capital expenditures                      (93,189)         (6,500)
                                                                                       -----------       ---------
Cash flows from financing activities:
     Proceeds from note payable - officer/stockholder                                           --          95,537
     Payments to note payable - officer/stockholder                                             --         (62,322)
     Proceeds from issuance of notes payable                                                    --         200,000
     Proceeds from equity financing, net                                                 7,820,104              --
                                                                                       -----------       ---------
         Net cash provided by financing activities                                       7,820,104         233,215
                                                                                       -----------       ---------

     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                6,330,179          (9,149)
Cash and cash equivalents beginning of period                                                3,277           9,683
                                                                                       -----------       ---------

Cash and cash equivalents end of period                                                  6,333,456       $     534
                                                                                       ===========       =========

Supplemental disclosures of cash flow information cash paid during the period for
              Interest                                                                 $    97,326       $       0
                                                                                       ===========       =========

See Notes to Condensed Consolidated Financial Statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

Supplemental schedule of noncash financing activities:

In February 2004, in consideration for payment of $2,188,204 of aggregate accounts payable, deferred compensation, accrued interest and notes payable, the Company issued 335,614 units. Each unit consisted of 2 shares of the Company's Common stock (671,228 shares of common stock) and a warrant.

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

      These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in the December 31, 2003 consolidated financial statements.

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of March 31, 2004 and the results of operations for the three months ended March 31, 2004 and 2003.

      The results reported for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results of operations which may be expected for a full year.

Note 2 - Public Offering:

      On February 23, 2004, the Company completed a $9.4 million Public Offering ($7.8 after underwriters' discount, underwriters' non accountable expense allowance and other expenses). The Public Offering consisted of the sale of 1,440,000 units at a price of $6.52 per unit. Each unit consisted of two shares of common stock (2,880,000 shares of common stock) and one warrant. The warrants included in the units are exercisable at any time after they became separately tradable on March 19, 2004 and until their expiration on February 20, 2009, five years after the date of the closing of the Public Offering at an exercise price equal to $4.89 (150% of the closing market price of our common stock on the pricing date of the Offering). Some or all of the warrants may be redeemed by us at a price of $0.01 per warrant, by giving not less than 30 days notice to the holders of the warrants, which the Company may do at any time, beginning 6 months after the effective date of this Offering and once the closing price for the Company's common stock on the principal exchange on which it trades
      (AMEX) has equaled or exceeded 200% of the price of the Company's common stock on the effective date of the Offering. The common stock included in the units and the warrants traded only as a unit until March 18, 2004, 30 days following the closing date of the Public Offering.

      Net proceeds of the Public Offering were used to pay down promissory notes, credit facilities, interest and deferred compensation. The remainder of the proceeds of approximately $7.8 million will be used primarily to expand and support sales and marketing efforts for CompuDent in the United States, including new marketing and advertising campaigns, support the launch of the recently announced SafetyWand product line, expand international sales efforts and develop commercial models of products using other new subcutaneous injection technology.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - (concluded)

      Upon the closing of the Public Offering (February 23, 2004) the Company satisfied $2,341,000 of obligations due to the Company's CEO and a major investor as per an October 2003 agreement. These obligations consisted of promissory notes, accrued interest and deferred compensation. The Company satisfied these obligations by issuing to the major investor and the Company's CEO 304,939 units at a price of $6.52 per unit (609,878 shares of common stock) and approximately $353,000 in cash. These units were issued with the same terms and price as those in the Public Offering.

      In February 2004, the Company issued to its general counsel 30,675 units at a price of $6.52 per unit (61,350 shares of common stock) for payment of the $200,000 accounts payable.

Note 3 - Basic and diluted net loss per common share:

      The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common stock is calculated by the dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, warrants, and the conversion of notes payable were issued during the period. The rights of the Company's preferred and common stock holders are substantially equivalent. The Company has included the 25,365 preferred shares from the date of their issuance in the weighted average number of shares outstanding in the computation of basic loss per share for the three months ended March 31, 2004 and 2003 in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

      Since the Company had net losses for the three months ended March 31, 2004 and 2003, the assumed effects of the exercise of 1,309,920 and 1,048,486 outstanding stock options and warrants, and the conversion of notes payable into common stock at March 31, 2004 and 2003, were not included as their effect would have been anti-dilutive.

Note 4 - Significant Customer:

      The Company had one foreign customer who accounted for approximately 13.1% and 31.1%, of its net sales for the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004, receivables from this customer were approximately 77.6% of the Company's total accounts receivable.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Notes Payable

      A)    Short term notes payable consist of $100,000 in 6% promissory notes:

            During June 2003, the Company issued a $50,000 promissory note to an existing investor. The note bears interest at 6% and matures on November 27, 2004. At the Company's option, the principal and interest is payable on the maturity date in common stock at a rate of one share of our common stock for every $.936 of indebtedness. Additionally, the Company granted the investor warrants to purchase 53,419 shares of our common stock at a per share price of $1.56 with an estimate fair value of $14.423 at any time or from time to time during the period commencing on June 4, 2003 and ending June 3, 2005. This resulted in an initial increase to debt discount and to additional paid-in capital of $14,423. As of March 31, 2004, the unamortized portion of the debt discount was $6,410.

            During September 2003, the Company issued a $50,000 promissory note to an existing investor. The note bears interest at 6% and matures on March 24, 2005. At the option of the Company, the principal and interest are payable on the maturity date in common stock at a rate of one share of common stock for every $3.30 of indebtedness. Additionally, Milestone granted the investor warrants to purchase 5,000 of common stock at a per share price of $6.00 with an estimate fair value of $10,400 at any time or from time to time during the period commencing from June 4, 2003 through June 5, 2005. This resulted in an initial increase to debt discount and to additional paid-in capital of $10,400. As of March 31, 2004, the unamortized portion of the debt discount was $6,810.

Note 6 - Legal Proceedings

            On June 10, 2002, a former distributor, Henry Schein, Inc., sued Milestone in the Supreme Court of the State of New York for $110,851 claimed to be due them for returned merchandise. The Company answered the Complaint denying the material allegations. The action lay dormant until late 2003 when the Company and Schein entered into a settlement in principle whereby the Company will provide Schein with certain inventory, and Schein will provide the Company with Release and a Stipulation Discontinuance with prejudice. It is expected the settlement will be finalized in the second quarter of 2004.

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

            The Company believes that these claims have been adequately provided for in its unaudited condensed consolidated financial statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7 - Employee Stock Option Plan

      As of March 31, 2004, there were 198,447 outstanding options granted under the Milestone 1997 Stock Option Plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the dates of grant. The following table illustrates on net loss and loss per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

      The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in the quarters ended March 31, 2004 and 2003, respectively: dividend yield of 0%; expected volatility of 135%; risk free interest rate of 2.5% and 4.5%; and expected lives of 5 years.

                                                     Three Months ended
                                                          March 31
                                                     2004          2003
                                                     ----          ----

            Net loss, as reported                 $(518,793)     $(508,245)

            Deduct: Total stock-based
            employee compensation expenses
            determined under fair value based
            method for all awards                    (5,531)       (56,154)
                                                  ---------      ---------

            Net loss, pro forma                   $(524,324)     $(564,399)
                                                  =========      =========

            Loss per share: Basic and diluted
                 As reported                      $    (.07)     $    (.12)
                                                  =========      =========
                 Pro forma                        $    (.07)     $    (.13)
                                                  =========      =========

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

OVERVIEW

      During the past two years we have operated under significant cash constraints and as a result have not been able to adequately support sales and marketing efforts at the levels required to maintain and increase revenues. These cash constraints were eliminated on February 23, 2004 with the raise of approximately $9.4 million of gross proceeds (approximately $7.8 million after underwriter's discount, underwriter's expense allowance and other offering related expenses) in an underwritten public offering.

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

                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------

                                              2004                    2003
                                              ----                    ----
DOMESTIC

CompuDent                           $  219,180     26.6%    $  185,425     28.1%

Handpieces                             549,169     66.5%       423,959     64.2%

Other                                   56,689      6.9%        51,230      7.7%
                                    ----------    -----     ----------    -----

Total Domestic                         825,038    100.0%    $  660,614    100.0%
                                    ==========    =====     ==========    =====

INTERNATIONAL

CompuDent                           $   78,780     29.3%    $  244,425     52.6%

Handpieces                             176,310     65.5%       218,112     46.9%

Other                                   14,095      5.2%         2,574       .5%
                                    ----------    -----     ----------    -----

Total International                 $  269,185    100.0%    $  465,111    100.0%
                                    ==========    =====     ==========    =====

DOMESTIC/INTERNATIONAL ANALYSIS

Domestic                            $  825,038     75.4%    $  660,614     58.7%

International                          269,185     24.6%       465,111     41.3%
                                    ----------    -----     ----------    -----

Totals                              $1,094,223    100.0%    $1,125,725    100.0%
                                    ==========    =====     ==========    =====

Summary of Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the Untied States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, advances to our contract manufacturer, stock based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Inventory

      Inventories principally consist of finished goods and component parts stated at the lower cost (first-in, first-out method) or market.

Impairment of Long-Lived Assets

      We review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

Revenue Recognition

      Revenue is recognized when title passes at the time of shipment and collectibility is reasonably assured.

Results of Operations

      The consolidated results of operations for the three months ended March 31, 2004 reflect growth of our user base and the initial additional expenditures necessary to further expand our customer base both domestically and abroad. The net loss for the three months ended March 31, 2004, represents a 2% increase from the same period in 2003.

The following table sets forth for the periods presented, statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------

                                               2004                   2003
                                               ----                   ----

Net sales                            $1,094,223   100.0%   $1,125,725    100.0%
Cost of sales                           546,300    49.9%      549,084     48.8%
Gross profit                            547,923    50.1%      576,641     51.2%
Selling, general & administrative
expenses                                984,868    90.1%      758,981     67.4%
Closing of Deerfield, II facility             0       0%       52,723      4.7%
Research & development                   41,211     3.8%       32,001      2.8%
Loss from operations                  (478,156)   (43.7%)    (267,064)   (23.7%)

Three months ended March 31, 2004 compared to three month ended March 31, 2003

      Net sales for the three months ended March 31, 2004 and 2003 were $1,094,223 and $1,125,725, respectively. The $31,502 or 2.8% decrease is primarily related to an approximate $196,000 decrease in international sales partially offset by a $34,000 aggregate increase in CompuDent and CompuMed sales domestically and a $125,000 increase in domestic sales of the Wand handpieces. The decrease in foreign sales is largely attributable to the timing of orders by Milestone's largest distributor.

      Cost of sales for the three months ended March 31, 2004 and 2003 were $546,300 and $549,084, respectively. The $2,784 decrease is attributable primarily to the decrease in international sales.

      For the three months ended March 31, 2004, Milestone generated a gross profit of $547,923 or 50% as compared to a gross profit of $576,641 or 51% for the three months ended March 31, 2003.

      Selling, general and administrative expenses for the three months ended March 31, 2004 and 2003 were $984,868 and $758,981, respectively. The $225,887 increase is attributable primarily to an approximate increase of $53,000 in expenses associated with the sale and marketing of the Wand technology, a $71,000 increase in legal and professional fees, a $84,000 expenditure for foreign patent applications and a $24,000 increase in insurance expenses.

      For the three months ended March 31, 2003, Milestone incurred cost totaling $52,723 which relates to the closing of its facility in Deerfield, IL.

      Research and development expenses for the three months ended March 31, 2004 and 2003 were $41,211 and $32,001, respectively. These costs are associated with the development of Milestone's SafetyWand and variations to the CompuFlo technology.

      The loss from operations for the three months ended March 31, 2004 and 2003 were $478,156 and $267,064, respectively. The $211,092 increase in loss from operations is explained above.

      Interest expense of $52,771 was incurred for the three months ended March 31, 2004 as compared to $241,181 for the year ended March 31, 2003. The decrease is mainly attributable to an aggregate of $7 million debt to equity conversion in September 2003 and February 2004.

      The net loss for the three months ended March 31, 2004 was $518,793 as compared to a net loss of $508,245 for the year ended March 31, 2003. The $10,548 increase in net loss is explained above.

Liquidity and Capital Resources

      As shown in the accompanying condensed consolidated financial statements, Milestone incurred net losses of approximately $519,000 and $508,000 and negative cash flows from operating activities of approximately $1,397,000 and $236,000 during the three months ending March 31, 2004 and 2003, respectively. Management believes that initial concerns about the Company's historical cash constraints were eliminated at the closing of the public offering on February 23, 2004, as discussed below.

Public Offering

      On February 23, 2004, the Company closed a $9.4 million Public Offering (the "Offering") ($7.8 after underwriter discount, underwriter non accountable expense allowance and other expenses). The Offering consisted of the sale of 1,440,000 units at a price of $6.52 per unit. Each unit consisted of two shares of common stock and one warrant. The warrants included in the units are exercisable at any time after they become separately tradable until their expiration date, five years after the date of the closing of the Offering of an exercise price equal to $4.89 (150% of the closing market price of our common stock on the pricing date of this Offering). Some or all of the warrants may be redeemed by us at a price of $0.01 per warrant, by giving not less than 30 days notice to the holders of the warrants, which the Company may do at any time, beginning 6 months from the effective date of this Offering after the closing price for the Company's common stock on the principal exchange on which it trades (i.e. AMEX) has equaled or exceeded 200% of the price of the Company's common stock on the effective date of this Offering. The common stock included in the units and the warrants traded only as a unit until March 18, 2004, 30 days following the closing date of the Public Offering.

      Net proceeds of the Offering were used to pay down promissory notes, the credit facilities, interest and deferred compensation as discussed above. The remainder of the proceeds of approximately $6.3 million will be used primarily to expand and support sales and marketing efforts for CompuDent in the United States, including new marketing and advertising campaigns, support the launch of the recently announced SafeyWand product line, expand international sales effort and develop commercial models of products using other new subcutaneous injection technologies.

      Upon the closing of the Offering, the Company, in accordance with an October 2003 agreement, satisfied $2,341,000 of obligations due to the Company's CEO and a major investor through the issuance of 304,939 units at a price of $6.52 and approximately $353,000 in cash. These units were issued with the same terms and price as those in the Offering. The obligations satisfied consisted of promissory notes, accrued interest and deferred compensation.

      In February 2004, the Company issued to its general counsel 30,675 units at a price of $6.52 per unit for payment of $200,000 of accounts payable.

Cash flow results

      As of March 31, 2004, the Company has cash and cash equivalents of $6,333,456 and working capital of $6,692,830.

      For the three months ended March 31, 2004, the Company's net cash used in operating activities was $1,396,736. This was attributable primarily to a net loss of $518,793 adjusted for noncash items of $45,852 (of which $36,660 was amortization of debt discount and deferred financing costs); a $94,172 increase in accounts receivable; a $4,006 increase in inventories; a $18,186 increase in advances to contract manufacturer; a decrease in prepaid expenses of $40,704; a $1,568 decrease in other assets; a decrease in accounts payable of $578,544; an $81,215 decrease in accrued interest; a $28,556 increase in accrued expenses; and a $218,500 decrease in deferred compensation.

      For the three months ended March 31, 2004, the Company used $93,189 in investing activities for capital expenditures.

      For three months ended March 31, 2004, the Company generated $7,820,104 from financing activities as it completed the $9.4 million Offering after the underwriters' discount of $657,216, underwriters' non accountable expense of $281,664 and other expenses totaling $629,816.

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

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

      On February 23, 2004 we issued 120,994 units to our Chief Executive Officer, Leonard Osser in satisfaction of $404,877 of debt and interest and $384,000 of accrued compensation and 183,946 units to K. Tucker Andersen, a major shareholder, in satisfaction of $1,199,327 of debt and interest. Also, on February 23, 2004, we issued 30,675 units to a service provider in satisfaction of $200,000 worth of services rendered. All of the above-mentioned units are similar to those offered to the public in the February 2004 public offering, consisting of two shares of common stock and one warrant to purchase one share of common stock at an exercise price of $4.89 and were valued at $6.52, the initial price. The units were acquired for investment by accredited investors and may be issued without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided under sections 4(2) and 4(6). The units, which are restricted securities and bear a restrictive legend, are subject to stop transfer restrictions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K:

            On February 24, 2004, the Registrant filed a report on Form 8-K regarding its issuance of a prior release announcing finance results for the fiscal year ended December 31, 2003.

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

Dated: May 17, 2004