Form 10QSB
period 2004-06-30
MILESTONE SCIENTIFIC INC/NJ
filed 2004-08-06
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Yes |X| No |_|

As of August 5, 2004, the Registrant had a total of 9,665,012 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                           FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-QSB, the words "may", "will", "should", "expect", "believe", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial condition. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission (the "Commission"). The Company disclaims any intent or obligation to update such forward-looking statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                                    I N D E X

                                                                                       PAGE
PART I.  FINANCIAL INFORMATION

         ITEM 1.      Condensed Consolidated Financial Statements (unaudited):        4 - 12

                      Condensed Consolidated Balance Sheets
                           June 30, 2004 and December 31, 2003                             4

                      Condensed Consolidated Statements of Operations
                           Three and Six Months Ended June 30, 2004 and 2003               5

                      Condensed Consolidated Statement of Changes in Stockholders'
                       Equity (Deficiency) Six Months Ended June 30, 2004                  6

                      Condensed Consolidated Statements of Cash Flows
                           Six Months Ended June 30, 2004 and 2003                       7-8

                      Notes to Condensed Consolidated Financial Statements               9-12

         ITEM 2.      Management's Discussion and Analysis or Plan of Operation         13-17

         ITEM 3       Controls and Procedures                                              18

PART II. OTHER INFORMATION

         ITEM 2.      Changes in Securities and Small Business Issuer Purchases of
                      Equity Securities                                                    19

         ITEM 6.      Exhibits and Reports on Form 8-K                                     19

SIGNATURES                                                                                 20

CERTIFICATIONS        Exhibits                                                          21-24

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        June 30,          December 31,
                                                                                          2004                2003*
                                                                                       (Unaudited)
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                                          $  5,234,639       $      3,277
     Accounts receivable, net of allowance for doubtful accounts at June 30, 2004
        and December 31, 2003 of $31,910 and $28,814, respectively                          508,519            388,900
     Inventories                                                                            536,348            426,711
     Advances to contract manufacturer                                                      115,500            228,497
     Deferred debt financing costs, net                                                         702             33,522
     Prepaid expenses                                                                       120,479            117,184
                                                                                       ------------       ------------
                  Total current assets                                                    6,516,187          1,198,091

Deferred registration costs                                                                      --            248,815
Equipment, net                                                                              549,870            242,243
Other assets                                                                                 27,483             27,341
                                                                                       ------------       ------------
               Totals                                                                  $  7,093,540       $  1,716,490
                                                                                       ============       ============
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
   Account payable                                                                     $    633,418       $  1,689,591
   Accrued expenses                                                                         314,623             59,540
   Accrued interest                                                                           3,292            231,296
   Deferred compensation payable to officer/stockholder                                      75,000            640,000
   Notes payable, net of debt discount at June 30, 2004 and December 31, 2003
     of $4,006 and $13,220, respectively                                                     45,994          1,141,186
   Notes payable-officer/stockholder                                                             --            358,215
                                                                                       ------------       ------------
                 Total current liabilities                                                1,072,327          4,119,828
   Notes payable, less current maturities                                                        --             41,333
                                                                                       ------------       ------------
                Total liabilities                                                         1,072,327          4,161,161
                                                                                       ------------       ------------
Commitments and Contingencies

Stockholder's Equity (Deficiency):
    Preferred stock, par value $.001; authorized 5,000,000 shares                                --                 --
    8% Cumulative convertible preferred stock, par value $.001; authorized,
                issued and outstanding, 25,365 shares                                            25                 25
    Common stock, par value $.001; authorized 50,000,000 shares; 9,698,345 shares issued and 6,146,011 shares issued at June 30, 2004 and December 31, 2003,
     respectively                                                                             9,698              6,146
     Additional paid-in capital                                                          52,573,783         42,660,349
     Accumulated deficit                                                                (45,546,147)       (44,199,675)
     Unearned compensation                                                                 (104,630)                --
     Treasury stock, at cost, 33,333 shares                                                (911,516)          (911,516)
                                                                                       ------------       ------------
               Total stockholders' equity (deficiency)                                    6,021,213         (2,444,671)
                                                                                       ------------       ------------
                    Totals                                                             $  7,093,540       $  1,716,490
                                                                                       ============       ============

* Derived from the Company's audited consolidated balance sheet at December 31, 2003.

See notes to Condensed Consolidated Financial Statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                       Three Months Ended                   Six Months Ended
                                                       ------------------                   ----------------
                                                    June 30,          June 30,          June 30,          June 30,
                                                      2004              2003              2004              2003
                                                      ----              ----              ----              ----
Net sales                                         $ 1,188,022       $ 1,008,965       $ 2,282,245       $ 2,134,690
Cost of sales                                         769,383           499,337         1,315,683         1,048,421
                                                  -----------       -----------       -----------       -----------

Gross profit                                          418,639           509,628           966,562         1,086,269
                                                  -----------       -----------       -----------       -----------

Selling, general and administrative expenses        1,211,917           841,435         2,196,785         1,600,415
Charge in connection with the closing of the
    Deerfield, IL facility                                 --            13,150                --            65,873
Research and development expenses                      52,409            51,091            93,621            83,092
                                                  -----------       -----------       -----------       -----------

                                                    1,264,326           905,676         2,290,406         1,749,380
                                                  -----------       -----------       -----------       -----------
Loss from operations                                 (845,687)         (396,048)       (1,323,844)         (663,111)

Other income (expense)
    Interest income                                    28,876                --            41,010                --
    Interest expense                                  (10,867)         (254,510)          (63,638)         (495,691)
                                                  -----------       -----------       -----------       -----------
                                                       18,009          (254,510)          (22,628)         (495,691)
                                                  -----------       -----------       -----------       -----------
Net loss                                          $  (827,678)      $  (650,558)      $(1,346,472)      $(1,158,802)
                                                  ===========       ===========       ===========       ===========
Loss per share - basic and diluted                $      (.09)             (.15)      $      (.16)      $      (.28)
                                                  ===========       ===========       ===========       ===========
Weighted average shares outstanding -basic
     and diluted                                    9,690,365         4,211,123       $ 8,591,279         4,211,123
                                                  ===========       ===========       ===========       ===========

See Notes to Condensed Consolidated Financial Statements.

                   Milestone Scientific Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                         Six Months Ended June 30, 2004
                                   (Unaudited)

                            Preferred Stock      Common Stock    Additional
                            ---------------      ------------      Paid-in      Accumulated    Unearned     Treasury
                            Shares   Amount    Shares     Amount   Capital        Deficit    Compensation     Stock         Total
                            -------------------------------------------------------------------------------------------------------
Balance January 1, 2004     25,365   $  25   6,146,011   $6,146  $42,660,349  $ (44,199,675)         --    $ (911,516)  $(2,444,671)

Proceeds from equity
financing, net                               2,880,000    2,880    7,617,224                                              7,620,104
Common stock and
warrants issued for
payment of outstanding
debt and related interest                      492,087      492    1,603,712                                              1,604,204
Common stock and warrants
issued for payment of
accounts payable                                61,350       61      199,939                                                200,000
Common stock and warrants
issued for payment of
deferred compensation                          117,791      118      383,882                                                384,000
Common stock issued for
    payment of professional
    services rendered                            1,106        1        2,499                                                  2,500
Issuance of options for
consulting services                                                  106,178                    (104,630)                     1,548

Net loss                                                                         (1,346,472)                             (1,346,472)
                            -------------------------------------------------------------------------------------------------------
Balance June 30, 2004       25,365      25   9,698,345   $9,698  $52,573,783  $ (45,546,147)  $ (104,630)  $ (911,516)  $ 6,021,213
                            =======================================================================================================

See notes to Condensed Consolidated Financial Statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                                                          2004              2003
                                                                                      -----------       -----------
Cash flows from operating activities:
     Net loss                                                                         $(1,346,472)      $(1,158,802)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                      17,140            18,074
         Amortization of debt discount and deferred financing costs                        46,294           213,640
         Amortization of stock options issued to consultants                                1,548                --
         Loss on disposal of fixed assets                                                      --            11,248
         Changes in operating assets and liabilities:
              Increase in accounts receivable                                            (119,619)         (369,518)
              Increase in inventories                                                    (109,637)          (38,092)
              Decrease in advances to contract manufacturer                               112,997           103,883
              (Increase) decrease in prepaid expenses                                      (3,295)           43,555
              Increase in other assets                                                       (142)               --
              (Decrease) increase in accounts payable                                    (604,858)          270,807
              (Decrease) increase in accrued interest                                     (82,015)          282,049
              Increase in accrued expenses                                                255,084            11,396
              (Decrease) increase in deferred compensation                               (181,000)          160,000
                                                                                      -----------       -----------
                  Net cash used in operating activities                                (2,013,975)         (451,760)
                                                                                      -----------       -----------

Cash flows from investing activities:
     Payment for capital expenditures                                                    (324,767)          (14,950)
                                                                                      -----------       -----------

Cash flows from financing activities:
     Proceeds from equity financing, net                                                7,620,104                --
     Proceeds from note payable - officer/stockholder                                          --           130,537
     Payments of note payable - officer/stockholder                                       (50,000)          (72,322)
     Proceeds from issuance of notes payable                                                   --           450,000
     Payments for deferred financing activities                                                --           (22,721)
                                                                                      -----------       -----------
         Net cash provided by financing activities                                      7,570,104           485,494
                                                                                      -----------       -----------

     Net INCREASE in cash AND CASH EQUIVALENTS                                          5,231,362            18,784
     Cash and cash equivalents beginning of period                                          3,277             9,683
                                                                                      -----------       -----------
     Cash and cash equivalents end of period                                          $ 5,234,639       $    28,467
                                                                                      ===========       ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                         $    99,359       $        --
                                                                                      ===========       ===========

See Notes to Condensed Consolidated Financial Statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

Supplemental schedule of noncash financing activities:

During May 2004, the Company issued 43,335 options to various consultants for current and future services valued at $106,078 of which $1,548 was recognized as expense during the period.

In April 2004, pursuant to an agreement to purchase media placement services, the Company issued 1,106 shares of common stock valued at $2,500.

As part of its payment for services in connection with the February 2004 public offering, the Company issued to its outside general counsel 5-year options to purchase 160,000 shares of Common Stock at an exercise price of $3.26 per share and warrants to purchase 80,000 shares of Common Stock at an exercise price of $4.89.

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

During the six months ended June 30, 2003 pursuant to the promissory note agreements, the Company converted $160,211 of accrued interest into additional principal.

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

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the Company's financial position as of June 30, 2004 and the results of its operations for the three and six months ended June 30, 2004 and 2003.

      The results reported for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations which may be expected for a full year.

      On January 6, 2004 the Company filed an amendment to its Certificate of Incorporation effecting a 1 for 3 reverse split of its common stock. Accordingly, all shares and per share information in these consolidated financial statements have been retroactively adjusted to reflect the 1-for-3 reverse stock split.

Note 2 - Public Offering:

      On February 17, 2004, the Company completed a $9.4 million Public Offering ($7.6 after underwriters' discount, underwriters' non accountable expense allowance and other expenses). The Public Offering consisted of the sale of 1,440,000 units at a price of $6.52 per unit. Each unit consisted of two shares of common stock (2,880,000 shares of common stock) and one warrant. The warrants included in the units are exercisable at any time after they became separately tradable on March 19, 2004 and until their expiration on February 20, 2009, five years after the date of the closing of the Public Offering, at an exercise price equal to $4.89 (150% of the closing market price of our common stock on the pricing date of the Offering). Some or all of the warrants may be redeemed by us at a price of $0.25 per warrant, by giving not less than 30 days notice to the holders of the warrants, which the Company may do at any time, beginning 6 months after the effective date of this Offering and once the closing price for the Company's common stock on the principal exchange on which it trades
      (AMEX) has equaled or exceeded 200% of the price of the Company's common stock on the effective date of the Offering for any five consecutive trading days. The common stock included in the units and the warrants traded only as a unit until March 18, 2004, 30 days following the closing date of the Public Offering.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Public Offering (concluded):

      A portion of the net proceeds of approximately $7.6 million of the Public Offering were used to pay down promissory notes, credit facilities, interest and deferred compensation. The remainder of the approximately $7.6 million net proceeds will be used primarily to expand and support sales and marketing efforts for CompuDent in the United States, including the development of a domestic sales force. New marketing and advertising campaigns will support the launch of the recently announced SafetyWand product line, expand international sales efforts and develop commercial models of products using other new subcutaneous injection technology.

      Upon the closing of the Public Offering (February 23, 2004) the Company satisfied $2,341,000 of obligations due to the Company's CEO and a major investor as required by an October 2003 agreement. These obligations consisted of promissory notes, accrued interest and deferred compensation. The Company satisfied these obligations by issuing to the major investor and the Company's CEO 304,939 units including 609,878 shares of common stock at a price of $6.52 per unit and approximately $353,000 in cash. These units were issued with the same terms and price as those in the Public Offering.

      In February 2004, the Company issued to its outside general counsel 30,675 units at a price of $6.52 per unit for payment of accounts payable for legal fees of $200,000. Furthermore as part of its payment for services in connection with the February 2004 public offering, the Company issued to its outside general counsel 5-year options to purchase 160,000 shares of Common Stock at an exercise price of $3.26 per share and warrants to purchase 80,000 shares of Common Stock at an exercise price of $4.89.

      In May of 2004 the Company awarded to Dr. Mark Hochman, its Director of Clinical Affairs, a one-time bonus of $200,000 in recognition of his contributions to the February 2004 public offering.

Note 3 - Inventories:

      Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market.

Note 4 - Basic and diluted net loss per common share:

      The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common stock is calculated by the dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, warrants, and the conversion of notes payable were issued during the period. The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 25,365 preferred shares from the date of their issuance in the weighted average number of shares outstanding in the computation of basic loss per share for the three and six month periods ended June 30, 2004 and 2003 in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

      Since the Company had net losses for the six months ended June 30, 2004 and 2003, the assumed effects of the exercise of 3,249,692 and 1,088,605 outstanding stock options and warrants, and the conversion of notes payable into common stock at June 30, 2004 and 2003, were not included as their effect would have been anti-dilutive.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Significant Customer:

      The Company had one foreign customer who accounted for approximately 23% and 21%, of its net sales for the three and six months ended June 30, 2004, respectively, and approximately 22% for the three and six months ended June 30, 2003. At June 30, 2004, receivables from this customer were approximately 73% of the Company's total accounts receivable.

Note 6 - Notes Payable

      Short term notes payable at June 30, 2004 consists of a $50,000 6% promissory note issued during June 2003 to an existing investor. The note bears interest at 6% and matures on November 27, 2004. At the Company's option, the principal and interest is payable on the maturity date in common stock at a rate of one share of our common stock for every $.936 of indebtedness. Additionally, the Company granted the investor warrants with an estimated fair value of $14.423 to purchase 53,419 shares of our common stock at a per share price of $1.56 at any time or from time to time during the period commencing on June 4, 2003 and ending June 3, 2005. This resulted in an initial increase to debt discount and to additional paid-in capital of $14,423. As of June 30, 2004, the unamortized portion of the debt discount was $4,006.

      During September 2003, the Company issued a $50,000 promissory note to an existing investor. The note bears interest at 6% and was to mature on March 24, 2005. Additionally, Milestone granted the investor warrants with an estimated fair value of $10,400 to purchase 5,000 shares of common stock at a per share price of $6.00 at any time or from time to time during the period commencing from June 4, 2003 through June 5, 2005. This resulted in an initial increase to debt discount and to additional paid-in capital of $10,400. This note and accrued interest of $2,033 was paid in full on May 24, 2004.

Note 7 - Legal Proceedings

      On June 10, 2002, a former distributor, Henry Schein, Inc., sued Milestone in the Supreme Court of the State of New York for $110,851 claimed to be due them for returned merchandise. The Company answered the Complaint denying the material allegations. The action lay dormant until late 2003 when the Company and Schein entered into a settlement in principle whereby the case was dismissed with prejudice and the Company would provide Schein with certain inventory. In April 2004, the settlement was paid in full.

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

Note 8 - Employee Stock Option Plan

      As of June 30, 2004, there were 249,780 outstanding options granted under the Milestone 1997 Stock Option Plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the dates of grant. The following table illustrates net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8 - Employee Stock Option Plan (concluded):

      The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in the quarters ended June 30, 2004 and 2003, respectively: dividend yield of 0%; expected volatility of 90% and 135%; risk free interest rate of 2.5% and 3.75%; and expected lives of 3 years.

      For the six months ended June 30, 2004, the Company issued 51,333 stock options at an exercise price of $4.92.

                                                            Three Months                        Six Months
                                                           Ended June 30,                     Ended June 30,
                                                           --------------                     --------------
                                                         2004           2003             2004               2003
                                                         ----           ----             ----               ----
Net loss, as reported                                 $(827,678)      $(650,558)      $(1,346,472)      $(1,158,802)
Total stock-based employee compensation expenses
determined under the fair value based method for
all awards                                               19,842          56,154            25,373           112,108
                                                      ---------       ---------       -----------       -----------

Net loss, pro forma                                   $(847,520)      $(706,712)      $(1,371,845)      $(1,270,910)
                                                      =========       =========       ===========       ===========
Loss per share: Basic and diluted
     As reported                                      $    (.09)      $    (.15)      $      (.16)      $      (.28)
                                                      =========       =========       ===========       ===========
     Pro forma                                        $    (.09)      $    (.17)      $      (.16)      $      (.30)
                                                      =========       =========       ===========       ===========

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

                                       Three Months Ended                                        Six Months Ended
                         -------------------------------------------------      -------------------------------------------------
                             June 30, 2004               June 30, 2003             June 30, 2004(1)             June 30, 2003
                             -------------               -------------             ----------------             -------------
Domestic
   CompuDent             $  142,132      17.8%      $  187,875       25.8%      $  275,753       17.9%      $  366,906       26.4%
   Handpieces               607,600      76.0%         485,734       66.7%       1,156,769       75.2%         916,861       66.0%
   Other                     49,790       6.2%          54,496        7.5%         106,478        6.9%         104,952        7.6%
                         --------------------------------------------------------------------------------------------------------

Total Domestic           $  799,522     100.0%      $  728,105      100.0%      $1,539,000      100.0%      $1,388,719      100.0%
                         --------------------------------------------------------------------------------------------------------
International
   CompuDent             $  160,909      41.4%      $  166,800       59.4%      $  325,249       43.8%      $  411,225       55.1%
   Handpieces               216,336      55.7%         114,060       40.6%         392,646       52.8%         332,172       44.6%
   Other                     11,255       2.9%              --        0.0%          25,350        3.4%           2,574        0.3%
                         --------------------------------------------------------------------------------------------------------

Total International      $  388,500     100.0%      $  280,860      100.0%      $  743,245      100.0%      $  745,971      100.0%
                         --------------------------------------------------------------------------------------------------------
Summary:
   Domestic              $  799,522      67.3%      $  728,105       72.2%      $1,539,000       67.4%      $1,388,719       65.1%
   International            388,500      32.7%         280,860       27.8%         743,245       32.6%         745,971       34.9%
                         --------------------------------------------------------------------------------------------------------

Totals                   $1,188,022     100.0%      $1,008,965      100.0%      $2,282,245      100.0%      $2,134,690      100.0%
                         ========================================================================================================

(1) Note: A portion, ($85,560) of sales of CompuDent units previously reported for the three months ended March 31, 2004 have been reclassified from domestic to international.

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

Results of Operations

      The consolidated results of operations for the six months ended June 30, 2004 reflects Milestone's initiation of its strategic plan for a sales and marketing component in the United States. This will include 3 sales managers (2 field, one internal), twenty-two market specific independent representatives and twenty tele-sales people managing unassigned territories, appointment making for representatives and customer contact to improve sales of disposables. Expenses associated with this expansion contribute to the increased selling, general, and administrative expenses compared to previous periods.

      Net loss for the three months ended June 30, 2004 primarily reflects Milestone's increased spending on its infrastructure in the areas of sales, marketing, and customer service. The increased loss over the same period of the prior year was also the result of a lower gross margin primarily relating to a physical inventory adjustment of $101,608 for inventory obsolescence and valuation.

      The following table sets forth for the periods presented, statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

Milestone Scientific Inc
Results of Operations

                                         Three Months Ended                                      Six Months Ended
                          --------------------------------------------------------------------------------------------------------
                               June 30, 2004             June 30, 2003               June 30, 2004              June 30, 2003
                               -------------             -------------               -------------              -------------
Net sales                 $ 1,188,022     100.0%     $ 1,008,965     100.0%     $ 2,282,245      100.0%     $ 2,134,690     100.0%
Cost of Sales                 769,383      64.8%         499,337      49.5%       1,315,683       57.6%       1,048,421      49.1%
Gross Profit                  418,639      35.2%         509,628      50.5%         966,562       42.4%       1,086,269      50.9%
Selling, general and
  admin  expenses           1,211,917     102.0%         841,435      83.4%       2,196,785       96.3%       1,600,415      75.0%
Closing of Deerfield
   facility                        --       0.0%          13,150       1.3%              --        0.0%          65,873       3.1%
Research &
   development                 52,409       4.4%          51,091       5.1%          93,621        4.1%          83,092       3.9%
Loss from operations         (845,687)    (71.2%)       (396,048)    (39.3%)     (1,323,844)     (58.0%)       (663,111)    (31.1%)

Three months ended June 30, 2004 compared to the three months ended June 30,
2003

      Net sales for the three months ended June 30, 2004 and 2003 were $1,188,022 and $1,008,965, respectively. Total revenues increased by 17.7%. Contributing to this increase was a 9.8% increase in domestic revenues and 38.3% increase in international sales. Domestic sales growth was led by a 25.1% increase in handpiece revenues.

      Gross profit for the three months ended June 30, 2004 and 2003 was $418,639 and $509,628, respectively. The 17.9% or $90,989 decline in gross profit was largely due to a $101,608 inventory obsolescence and valuation adjustment, offset in part by gross profit on increased sales. Also contributing to the lower gross margin was a higher mix of CompuDent sales to existing customers and international sales which both have lower margins.

      Selling, General and Administrative expenses for the three months ended June 30, 2004 and 2003 were $1,211,917 and $841,435 respectively. The 44%
increase or $370,482 is primarily related to costs associated with building our domestic sales organization. Legal and professional fees increased by $88,757 primarily related to patent filings associated with new product development, marketing and advertising expenses. The increase in these expenses was anticipated and is consistent with management's stated strategy of investing in revenue generating areas of the business.

      Research and development expenses for the three months ended June 30, 2004 and 2003 were $52,409 and $51,091, respectively. These costs are associated with the development of Milestone's CompuFlo, SafetyWand, and CoolBlue projects.

      Interest income of $28,876 was earned for the three months ended June 30, 2004 compared to no interest income for the same period of the prior year. This difference was due to the change in cash balances related to the February equity placement.

      Interest expense of $10,867 was incurred three months ended June 30, 2004 as compared to $254,510 for the three months ended June 30, 2003. The decrease is mainly attributable to a $5 million debt to equity conversion on September 30, 2003 and a $1.5 million retirement of debt in the first quarter of 2004.

      Net loss for the three months ended June 30, 2004 was $827,678 as compared to net loss of $650,558 for the three months ended June 30, 2003. The majority of the $177,120 increase was due to the increases in selling, general and administrative expenses that were anticipated as discussed above.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

      Net sales for the six months ended June 30, 2004 and 2003 were $2,282,245 and $2,134,690, respectively. Total revenues increased by 6.9%. Contributing to this increase was a 10.8% increase in domestic revenues offset by a 0.4% decrease in international sales. Domestic sales growth was led by a 26.2% growth in handpiece revenues.

      Gross profit for the six months ended June 30, 2004 and 2003 was $966,562 and $1,086,269 respectively. The 11%, $119,707 decline in gross profit was due principally to the $101,608 inventory obsolescence and valuation adjustment. Also contributing to the lower gross margin was a higher mix of CompuDent sales to existing customers and sales which have lower margins, combined with sales concessions on handpieces on initial orders.

      Selling, general and administrative expenses for the six months ended June 30, 2004 and 2003 were $2,196,785 and $1,600,415 respectively. The increase in these expenses was anticipated and is consistent with management's stated strategy of investing in revenue generating areas of the business. Contributing to the 37.3% increase ($596,370), are hiring and employee related expenses related to the development of the Company's national sales force which will benefit the Company with additional revenues. Legal and professional fees increased by $269,478 related to expenditures for patent filings, accounting fees, marketing and advertising.

      For the six months ended June 30, 2003, Milestone incurred costs totaling $65,873 which relate to the closing of its facility in Deerfield, IL.

      Research and development expenses for the six months ended June 30, 2004 and 2003 were $93,621 and $83,092, respectively. These costs are associated with the development of Milestone's CompuFlo, SafetyWand, and CoolBlue projects.

      Interest income of $41,010 was earned for the six months ended June 30, 2004 compared to no interest income for the same period of the prior year. This difference was due to the change in cash balances related to the February equity placement.

      Interest expense of $63,638 was incurred six months ended June 30, 2004 as compared to $495,691 for the six months ended June 30, 2003. The decrease is mainly attributable to a $5 million debt to equity conversion on September 30, 2003 and a $1.5 million retirement of debt in the first quarter of 2004.

      Net loss for the six months ended June 30, 2004 was $1,346,472 as compared to net loss of $1,158,802 for the six months ended June 30, 2003. The $187,670 increase was due to the increases in cost of goods sold, as well as, selling, general and administrative expenses that were anticipated as discussed above. These increases in expenses were offset by the $473,063 decrease in net interest expense.

Liquidity and Capital Resources

      As shown in the accompanying condensed consolidated financial statements, Milestone incurred net losses of approximately $1,346,000 and $1,159,000 and negative cash flows from operating activities of approximately $2,014,000 and $452,000 during the six months ended June 30, 2004 and 2003, respectively. Management believes that initial concerns about the Company's historical cash constraints were eliminated at the closing of the public offering on February 23, 2004, as discussed below.

Public Offering

      On February 23, 2004, the Company closed a $9.4 million Public Offering (the "Offering") ($7.6 after underwriter discount, underwriter non accountable expense allowance and other expenses). The Offering consisted of the sale of 1,440,000 units at a price of $6.52 per unit. Each unit consisted of two shares of common stock and one warrant. The warrants included in the units are exercisable at any time after they become separately tradable until their expiration date, five years after the date of the closing of the Offering, at an exercise price equal to $4.89 (150% of the closing market price of our common stock on the pricing date of this Offering). Some or all of the warrants may be redeemed by us at a price of $0.25 per warrant, by giving not less than 30 days notice to the holders of the warrants, which the Company may do at any time, beginning 6 months from the effective date of this Offering after the closing price for the Company's common stock on the principal exchange on which it trades (i.e. AMEX) has equaled or exceeded 200% of the price of the Company's common stock on the effective date of this Offering for any five consecutive trading days. The common stock included in the units and the warrants traded only as a unit until March 18, 2004, 30 days following the closing date of the Public Offering.

      A portion of net proceeds of the Offering were used to pay down promissory notes, the credit facilities, interest and deferred compensation as discussed above. The remainder of the proceeds are being used primarily to expand and support sales and marketing efforts for CompuDent in the United States, including new marketing and advertising campaigns, support the launch of the recently announced SafeyWand product line, expand the international sales effort and develop commercial models of products using other new subcutaneous injection technologies.

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

      In February 2004, the Company issued to its outside general counsel 30,675 units at a price of $6.52 per unit for payment of accounts payable for legal fees of $200,000. Furthermore as part of its payment for services in connection with the February 2004 public offering, the Company issued its outside general counsel 5-year options to purchase 160,000 shares of Common Stock at an exercise price of $3.26 per share and public warrants to purchase 80,000 shares of Common Stock at an exercise price of $4.89.

      In May of 2004 the Company awarded to Dr. Mark Hochman, its Director of Clinical Affairs, a one-time bonus of $200,000 in recognition of his contributions to the February 2004 public offering.

      The Company believes that it has sufficient cash to fund operations for the next 12 months.

Cash flow results

      As of June 30, 2004, the Company has cash and cash equivalents of $5,234,639 and working capital of $5,443,860. For the six months ended June 30, 2004, the Company's net cash used in operating activities was $2,013,975 adjusted for non-cash items. This was principally attributable to the Company's loss and accounts payable decrease.

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

      31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

            On each of April 12, 2004 and June 16, 2004, the Registrant filed a report on Form 8-K pursuant to Items 5 and 7 and Items 4 and 7, respectively.

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

                                            MILESTONE SCIENTIFIC INC.
                                                   Registrant


                                            /s/ Leonard Osser
                                            ------------------------------------
                                            Leonard Osser Chairman and
                                            Chief Executive Officer


                                            /s/ Kevin T. Lusardi
                                            ------------------------------------
                                            Kevin T. Lusardi, Vice President and
                                            Chief Financial Officer

Dated: August 5, 2004