Form 10QSB
period 2004-09-30
MILESTONE SCIENTIFIC INC/NJ
filed 2004-11-04
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Yes |X| No |_|

As of November 4, 2004, the Registrant had a total of 9,701,343 shares of Common Stock, $.001 par value, outstanding.

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

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                                      INDEX

                                                                                      PAGE
                                                                                      ----
PART I.  FINANCIAL INFORMATION

         ITEM 1. Condensed Consolidated Financial Statements (unaudited):             4-12

                 Condensed Consolidated Balance Sheets
                      September 30, 2004 and December 31, 2003                           4

                 Condensed Consolidated Statements of Operations
                      Three and Nine months Ended September 30, 2004 and 2003            5

                 Condensed Consolidated Statement of Changes in Stockholders'
                  Equity (Deficiency) - Nine months Ended September 30, 2004             6

                 Condensed Consolidated Statements of Cash Flows
                      Nine months Ended September 30, 2004 and 2003                     7-8

                 Notes to Condensed Consolidated Financial Statements                  9-12

         ITEM 2. Management's Discussion and Analysis or Plan of Operation            13-17

         ITEM 3  Controls and Procedures                                                 18

PART II. OTHER INFORMATION

         ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds             19

         ITEM 5. Other Information                                                       19

         ITEM 6. Exhibits                                                                19

SIGNATURES                                                                               20

CERTIFICATIONS   Exhibits                                                             21-24

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          September 30,
                                                                                              2004           December 31,
                                                                                           (Unaudited)           2003 *
                                                                                          ------------       ------------
                                            ASSETS
Current Assets:
  Cash and cash equivalents                                                               $  4,022,117       $      3,277
  Accounts receivable , net of allowance for doubtful accounts at September 30, 2004
    and December 31, 2003 of $19,778 and $28,814, respectively                                 482,781            388,900
  Inventories                                                                                  768,693            426,711
  Advances to contract manufacturer                                                                867            228,497
  Deferred debt financing costs, net                                                               281             33,522
  Prepaid expenses                                                                             109,982            117,184
                                                                                          ------------       ------------
     Total current assets                                                                    5,384,721          1,198,091
  Deferred registration costs                                                                       --            248,815
  Equipment, net                                                                               568,650            242,243
  Other assets                                                                                  21,977             27,341
                                                                                          ------------       ------------
          Totals                                                                          $  5,975,348       $  1,716,490
                                                                                          ============       ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
  Accounts payable                                                                        $    492,222       $  1,689,591
  Accrued expenses                                                                             309,739             59,540
  Accrued interest                                                                               4,042            231,296
  Deferred compensation payable to officer                                                     112,500            640,000
  Notes payable, net of debt discount at September 30, 2004 and December 31, 2003
    of $1,603 and $17,481, respectively                                                         48,397          1,141,186
  Notes payable to officer                                                                          --            358,215
                                                                                          ------------       ------------
     Total current liabilities                                                                 966,900          4,119,828
  Notes payable, less current maturities                                                            --             41,333
                                                                                          ------------       ------------
    Total liabilities                                                                          966,900          4,161,161
                                                                                          ------------       ------------
Commitments and contingencies

Stockholders' Equity (Deficiency):
  Preferred stock, par value $.001; authorized 5,000,000 shares                                     --                 --
    8% Cumulative convertible preferred stock, par value $.001; authorized,
    issued and outstanding, 25,365 shares                                                           25                 25
  Common stock, par value $.001; authorized 50,000,000 shares; 9,734,676 shares issued and 6,146,011 shares issued at September 30, 2004 and December 31, 2003,
      respectively                                                                               9,735              6,146
  Additional paid-in capital                                                                52,539,527         42,660,349
  Accumulated deficit                                                                      (46,629,323)       (44,199,675)
  Treasury stock, at cost, 33,333 shares                                                      (911,516)          (911,516)
                                                                                          ------------       ------------
     Total stockholders' equity (deficiency)                                                 5,008,448         (2,444,671)
                                                                                          ------------       ------------
          Totals                                                                          $  5,975,348       $  1,716,490
                                                                                          ============       ============

* Derived from the Company's audited consolidated balance sheet at December 31, 2003.

See notes to Condensed Consolidated Financial Statements

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                       Three Months Ended                   Nine Months Ended
                                                 -------------------------------     -------------------------------
                                                 September 30,     September 30,     September 30,     September 30,
                                                      2004              2003              2004              2003
                                                 -------------     -------------     -------------     -------------
Net sales                                         $ 1,110,043       $   966,591       $ 3,392,288       $ 3,101,281
Cost of sales                                         563,730           511,867         1,879,414         1,560,288
                                                  -----------       -----------       -----------       -----------

Gross profit                                          546,313           454,724         1,512,874         1,540,993

Selling, general and administrative expenses        1,608,176           891,322         3,804,961         2,491,737
Charge in connection with the closing of the
  Deerfield, IL facility                                   --            13,150                --            79,023
Research and development expenses                      41,679            29,066           135,300           112,158
                                                  -----------       -----------       -----------       -----------
                                                    1,649,855           933,538         3,940,261         2,682,918
                                                  -----------       -----------       -----------       -----------

Loss from operations                               (1,103,542)         (478,814)       (2,427,387)       (1,141,925)

Other income (expense)
  Interest income                                      23,942                --            64,952                --
  Interest expense                                     (3,576)         (149,766)          (67,213)         (645,457)
                                                  -----------       -----------       -----------       -----------
  Other income (expense) net                           20,366          (149,766)           (2,261)         (645,457)
                                                  -----------       -----------       -----------       -----------

Net loss                                           (1,083,176)         (628,580)       (2,429,648)       (1,787,382)

Dividends applicable to preferred stock                (1,544)                             (1,544)
                                                  -----------       -----------       -----------       -----------
Net loss applicable to common stockholders        $(1,084,720)      $  (628,580)      $(2,431,192)      $(1,787,382)
                                                  ===========       ===========       ===========       ===========

Loss per share - basic and diluted                $     (0.11)      $     (0.15)      $     (0.27)      $     (0.42)
                                                  ===========       ===========       ===========       ===========

Weighted average shares outstanding - basic
  and diluted                                       9,667,381         4,229,110         8,952,598         4,217,185
                                                  -----------       -----------       -----------       -----------

See notes to Condensed Consolidated Financial Statements

                   Milestone Scientific Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                      Nine Months Ended September 30, 2004
                                   (Unaudited)

                                 Preferred Stock       Common Stock          Additional
                                 ---------------   --------------------        Paid-in       Accumulated    Treasury
                                 Shares   Amount    Shares       Amount        Capital         Deficit        Stock        Total
                                 ------   ------   ---------    -------     ------------    ------------    ---------    ----------
Balance January 1, 2004          25,365    $ 25    6,146,011    $ 6,146     $ 42,660,349    $(44,199,675)   $(911,516)  $(2,444,671)
Proceeds from equity financing,
  net                                              2,880,000      2,880        7,617,224                                  7,620,104
Common stock and warrants
  issued for payment of:
    Outstanding debt and
      related interest                               492,087        492        1,603,712                                  1,604,204
    Accounts payable                                  97,681         98          270,313                                    270,411
    Deferred compensation                            117,791        118          383,882                                    384,000
Common stock issued for payment
  of professional services
  rendered                                             1,106          1            2,499                                      2,500
Issuance of options for
  consulting services                                                              1,548                                      1,548
Net loss                                                                                      (2,429,648)                (2,429,648)
                                 ------    ----    ---------    -------     ------------    ------------    ---------    ----------
Balance September 30, 2004       25,365    $ 25    9,734,676    $ 9,735     $ 52,539,527    $(46,629,323)   $(911,516)   $5,008,448
                                 ======    ====    =========    =======     ============    ============    =========    ==========

See notes to Condensed Consolidated Financial Statements

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                                                     2004              2003
                                                                                 -----------       -----------
Cash flows from operating activities:
Net loss                                                                         $(2,429,648)      $(1,787,382)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                      28,481            26,618
    Amortization of debt discount and deferred financing costs                        49,119           242,628
     Amortization of stock options issued to consultants                               1,548                --
     Loss on disposal of fixed assets                                                     --            11,248
     Changes in operating assets and liabilities:
          Increase in accounts receivable                                            (93,881)         (372,167)
          Increase in inventories                                                   (341,982)         (135,997)
          Decrease in advances to contract manufacturer                              227,630           137,575
          Decrease in prepaid expenses                                                 7,202             3,341
          Decrease in other assets                                                     5,364                --
          (Decrease) increase in accounts payable                                   (675,643)          399,731
          (Decrease) increase in accrued interest                                    (81,265)          402,827
          Increase (decrease) in accrued expenses                                    250,199           (29,412)
          (Decrease) increase in deferred compensation                              (143,500)          240,000
                                                                                 -----------       -----------
               Net cash used in operating activities                              (3,196,376)         (860,990)
                                                                                 -----------       -----------

Cash flows from investing activities:
                                                                                 -----------       -----------
     Payment for capital expenditures                                               (354,888)          (15,817)
                                                                                 -----------       -----------

Cash flows from financing activities:
     Expenses relating to registering shares                                              --           (22,500)
     Proceeds from equity financing, net                                           7,620,104                --
     Proceeds from note payable - officer/stockholder                                     --           180,537
     Payments of note payable - officer/stockholder                                  (50,000)          (72,322)
     Proceeds from issuance of notes payable                                              --           900,000
     Payments for deferred financing activities                                           --           (22,721)
                                                                                 -----------       -----------
          Net cash provided by financing activities                                7,570,104           962,994
                                                                                 -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          4,018,840            86,187
Cash and cash equivalents beginning of period                                          3,277             9,683
                                                                                 -----------       -----------
Cash and cash equivalents end of period                                          $ 4,022,117       $    95,870
                                                                                 ===========       ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                    $    99,359       $        --
                                                                                 ===========       ===========

See Notes to Condensed Consolidated Financial Statements

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

Supplemental schedule of noncash financing activities:

In September 2004, in consideration for payment of $70,411 of accounts payable, the Company issued 36,331 shares of common stock.

During May 2004, the Company issued 1,133 options for consulting services valued at $1,548 which was recognized as expense during the period.

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

During the nine months ended September 30, 2003 pursuant to the promissory note agreements, the Company converted $206,989 of accrued interest into additional principal.

On September 30, 2003, in consideration for payment of $5,014,267 of aggregate debt and interest, the Company issued 1,646,419 shares of common stock and $25,365 face amount of 8% cumulative convertible preferred stock.

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

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the Company's financial position as of September 30, 2004 and the results of its operations for the three and nine months ended September 30, 2004 and 2003.

      The results reported for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations which may be expected for a full year.

      On January 6, 2004 the Company filed an amendment to its Certificate of Incorporation effecting a 1 for 3 reverse split of its common stock. Accordingly, all shares and per share information in these consolidated financial statements have been retroactively adjusted to reflect the 1-for-3 reverse stock split.

Note 2 - Public Offering:

      On February 17, 2004, the Company completed a $9.4 million Public Offering (proceeds of $7.6 million after underwriters' discount, underwriters' non accountable expense allowance and other expenses). The Public Offering consisted of the sale of 1,440,000 units at a price of $6.52 per unit. Each unit consisted of two shares of common stock (2,880,000 shares of common stock) and one warrant. The warrants included in the units are exercisable at any time after they became separately tradable on March 19, 2004 and until their expiration on February 20, 2009, five years after the date of the closing of the Public Offering, at an exercise price equal to $4.89 (150% of the closing market price of our common stock on the pricing date of the Offering). Some or all of the warrants may be redeemed by us at a price of $0.25 per warrant, by giving not less than 30 days notice to the holders of the warrants, which the Company may do at any time, beginning 6 months after the effective date of the Offering and once the closing price for the Company's common stock on the principal exchange on which it trades (AMEX) has equaled or exceeded 200% of the price of the Company's common stock on the effective date of the Offering for any five consecutive trading days. The common stock included in the units and the warrants traded only as a unit until March 18, 2004, 30 days following the closing date of the Public Offering.

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

Note 4 - Basic and diluted net loss per common share:

      The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common stock is calculated by the dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, warrants, and the conversion of notes payable were issued during the period. The Company has not included the common shares issuable upon conversion of the outstanding 25,365 preferred shares in the weighted average number of shares outstanding in the computation of basic loss per share because their effect would have been anti-dilutive. This treatment is in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

      Since the Company had net losses for the nine months ended September 30, 2004 and 2003, the assumed effects of the exercise of 3,249,692 and 1,088,605 outstanding stock options and warrants, and the conversion of notes payable and preferred stock into common stock at September 30, 2004 and 2003, were not included as their effect would have been anti-dilutive.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Significant Customer:

      The Company had one foreign customer who accounted for approximately 24% and 22% of its net sales for the three and nine months ended September 30, 2004, respectively, and approximately 23% and 25% for the three and nine months ended September 30, 2003, respectively. At September 30, 2004, receivables from this customer were approximately 78% of the Company's total accounts receivable.

Note 6 - Notes Payable

      Short term notes payable at September 30, 2004 consists of a $50,000 6% promissory note issued during June 2003 to an existing investor. The note bears interest at 6% and matures on November 27, 2004. At the Company's option, the principal and interest is payable on the maturity date in common stock at a rate of one share of our common stock for every $.936 of indebtedness. Additionally, the Company granted the investor warrants with an estimated fair value of $14.423 to purchase 53,419 shares of our common stock at a per share price of $1.56 at any time or from time to time during the period commencing on June 4, 2003 and ending June 3, 2005. This resulted in an initial increase to debt discount and to additional paid-in capital of $14,423. As of September 30, 2004, the unamortized portion of the debt discount was $1,603.

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

Note 8 - Employee Stock Option Plan

      As of September 30, 2004, there were 249,780 outstanding options granted under the Milestone 1997 Stock Option Plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the dates of grant. The following table illustrates net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8 - Employee Stock Option Plan (concluded):

      The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in the quarters ended September 30, 2004 and 2003, respectively: dividend yield of 0%; expected volatility of 90% and 135%; risk free interest rate of 2.5% and 3.75%; and expected lives of 3 years.

      During the nine months ended September 30, 2004, the Company issued 51,333 stock options at an exercise price of $4.92.

                                                  Three Months Ended                 Nine Months Ended
                                                     September 30,                     September 30,
                                              ---------------------------       -----------------------------
                                                 2004             2003             2004              2003
                                              -----------       ---------       -----------       -----------
Net loss, as reported                         $(1,083,176)      $(628,580)      $(2,429,648)      $(1,787,382)
Total stock-based employee compensation
expenses determined under the fair value
based method for all awards                        12,687          56,154            38,060           168,462
                                              -----------       ---------       -----------       -----------

Net loss, pro forma                           $(1,095,863)      $(684,734)      $(2,467,708)      $(1,955,844)
                                              ===========       =========       ===========       ===========

Loss per share: Basic and diluted
  As reported                                       (0.11)          (0.15)            (0.27)            (0.42)
                                              ===============================================================
  Pro forma                                         (0.11)          (0.16)            (0.28)            (0.46)
                                              ===============================================================

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

                                     Three Months Ended                                     Nine Months Ended
                      --------------------------------------------------    --------------------------------------------------
                        September 30, 2004          September 30, 2003        September 30, 2004         September 30, 2003
                      -----------------------    -----------------------    -----------------------    -----------------------
Domestic
  CompuDent           $  155,959         20.1%   $  157,660         23.3%   $  431,712         18.6%   $  524,566         25.4%
  Handpieces             587,840         75.5%      478,519         70.9%    1,744,609         75.3%    1,395,380         67.6%
  Other                   34,016          4.4%       39,432          5.8%      140,494          6.1%      144,384          7.0%
                      ----------   ----------    ----------   ----------    ----------   ----------    ----------   ----------
Total Domestic        $  777,815        100.0%   $  675,611        100.0%   $2,316,815        100.0%   $2,064,330        100.0%
                      ----------   ----------    ----------   ----------    ----------   ----------    ----------   ----------

International
  CompuDent           $  202,029         60.8%   $  163,000         56.0%   $  527,278         49.0%   $  574,225         55.4%
  Handpieces             116,177         35.0%      127,980         44.0%      508,823         47.3%      460,152         44.4%
  Other                   14,022          4.2%           --          0.0%       39,372          3.7%        2,574          0.2%
                      ----------   ----------    ----------   ----------    ----------   ----------    ----------   ----------
Total International   $  332,228        100.0%   $  290,980        100.0%   $1,075,473        100.0%   $1,036,951        100.0%
                      ----------   ----------    ----------   ----------    ----------   ----------    ----------   ----------

Summary:
  Domestic            $  777,815         70.1%   $  675,611         69.9%   $2,316,815         68.3%   $2,064,330         66.6%
  International          332,228         29.9%      290,980         30.1%    1,075,473         31.7%    1,036,951         33.4%
                      ----------   ----------    ----------   ----------    ----------   ----------    ----------   ----------
Totals                $1,110,043        100.0%   $  966,591        100.0%   $3,392,288        100.0%   $3,101,281        100.0%
                      ==========   ==========    ==========   ==========    ==========   ==========    ==========   ==========

Summary of Significant Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the Untied States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable collectibility, inventory valuation, stock based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

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

Results of Operations

      The consolidated results of operations for the nine months ended September 30, 2004 reflects Milestone's initiation of its strategic plan for a sales and marketing component in the United States. This includes three (3) sales managers (2 field, 1 internal), sixteen (16) market specific independent representatives, twelve (12) inside sales representatives, and five (5) sales support representatives who make appointments for field representatives and initiate customer contact to improve sales of disposables. Expenses associated with this expansion contribute to the increased selling, general, and administrative expenses compared to previous periods.

      Net loss for the nine months ended September 30, 2004 primarily reflects Milestone's increased spending on its infrastructure in the areas of sales, marketing, and customer service. The increased loss over the same period of the prior year was also the result of a lower gross margin primarily relating to a physical inventory adjustment of $101,608 for inventory obsolescence and valuation.

      The following table sets forth for the periods presented, statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

Milestone Scientifc, Inc.
Results of Operations

                                          Three Months Ended                                      Nine Months Ended
                          ----------------------------------------------------     -------------------------------------------------
                             September 30, 2004          September 30, 2003          September 30, 2004         September 30, 2003
                          -----------------------     ------------------------     -----------------------    ----------------------
Net sales                 $ 1,110,043      100.0%     $   966,591       100.0%     $ 3,392,288      100.0%    $ 3,101,281     100.0%
Cost of Sales                 563,730       50.8%         511,867        53.0%       1,879,414       55.4%      1,560,288      50.3%
Gross Profit                  546,313       49.2%         454,724        47.0%       1,512,874       44.6%      1,540,993      49.7%
Selling, general and
  admin expenses            1,608,176      144.9%         891,322        92.2%       3,804,961      112.2%      2,491,737      80.3%
Closing of Deerfield
  facility                         --        0.0%          13,150         1.4%              --        0.0%         79,023       2.5%
Research &
  development                  41,679        3.8%          29,066         3.0%         135,300        4.0%        112,158       3.6%
Loss from operations       (1,103,542)     -99.4%        (478,814)      -49.5%      (2,427,387)     -71.6%     (1,141,925)    -36.8%

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

      Net sales for the three months ended September 30, 2004 and 2003 were $1,110,043 and $966,591, respectively. Total revenues increased by 14.8%. Contributing to this increase was a 15.1% increase in domestic revenues and 14.2% increase in international sales. Domestic sales growth was led by a 22.8% increase in handpiece revenues.

      Gross profit for the three months ended September 30, 2004 and 2003 was $546,313 and $454,724, respectively. The 20% or $91,589 increase in gross profit was largely due to the $109,321 increase in domestic handpiece revenues, combined with a 14.8% increase in international revenues.

      Selling, general and administrative expenses for the three months ended September 30, 2004 and 2003 were $1,608,176 and $891,322 respectively. The 80% increase or $716,854 is primarily related to costs associated with building our domestic sales organization. Legal and professional fees increased by $163,581 primarily related to patent filings associated with new product development, marketing and advertising expenses. The increase in these expenses was anticipated and is consistent with management's stated strategy of investing in revenue generating areas of the business.

      Research and development expenses for the three months ended September 30, 2004 and 2003 were $41,679 and $29,066, respectively. These costs are associated with the development of Milestone's CompuFlo, SafetyWand, and CoolBlue projects.

      Interest income of $23,942 was earned for the three months ended September 30, 2004 compared to no interest income for the same period of the prior year. This difference was due to the change in cash balances related to the February equity placement.

      Interest expense of $3,576 was incurred for the three months ended September 30, 2004 as compared to $149,766 for the three months ended September 30, 2003. The decrease is mainly attributable to a $5 million debt-to-equity conversion on September 30, 2003 and a $1.5 million retirement of debt in the first quarter of 2004.

      Net loss for the three months ended September 30, 2004 was $1,083,176 as compared to net loss of $628,580 for the three months ended September 30, 2003. The majority of the $454,596 increase was due to the increases in selling, general and administrative expenses that were anticipated as discussed above.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

      Net sales for the nine months ended September 30, 2004 and 2003 were $3,392,288 and $3,101,281, respectively. Total revenues increased by 9.4%. Contributing to this increase was a 12.2% increase in domestic revenues and a 3.7% increase in international sales. Domestic sales growth was led by a 25% growth in handpiece revenues.

      Gross profit for the nine months ended September 30, 2004 and 2003 was $1,512,874 and $1,540,993 respectively. The 1.8%, $28,119 decline in gross profit was due principally to a $101,608 inventory obsolescence and valuation adjustment during the second quarter of 2004. Also contributing to the lower gross margin was a higher mix of CompuDent sales to existing customers and sales which have lower margins, combined with sales concessions on handpieces on initial orders.

      Selling, general and administrative expenses for the nine months ended September 30, 2004 and 2003 were $3,804,961 and $2,491,737 respectively. The increase in these expenses was anticipated and is consistent with management's stated strategy of investing in revenue generating areas of the business. Contributing to the 52.7% increase ($1,313,224) are hiring and employee related expenses related to the development of the Company's domestic sales force which will benefit the Company with additional revenues. Legal and professional fees increased by $379,208 related to expenditures for patent filings and accounting fees.

      For the nine months ended September 30, 2003, Milestone incurred costs totaling $79,023 which relate to the closing of its facility in Deerfield, IL.

      Research and development expenses for the nine months ended September 30, 2004 and 2003 were $135,300 and $112,158, respectively. These costs are associated with the development of Milestone's CompuFlo, SafetyWand, and CoolBlue projects.

      Interest income of $64,952 was earned for the nine months ended September 30, 2004 compared to no interest income for the same period of the prior year. This difference was due to the change in cash balances related to the February equity placement.

      Interest expense of $67,213 was incurred nine months ended September 30, 2004 as compared to $645,457 for the nine months ended September 30, 2003. The decrease is mainly attributable to a $5 million debt to equity conversion on September 30, 2003 and a $1.5 million retirement of debt in the first quarter of 2004.

      Net loss for the nine months ended September 30, 2004 was $2,429,648 as compared to net loss of $1,787,382 for the nine months ended September 30, 2003. The $642,266 increase was due principally to the increases in cost of goods sold, as well as selling, general and administrative expenses that were anticipated as discussed above. These increases in expenses were partially offset by the $643,196 decrease in net interest expense.

Liquidity and Capital Resources

      As shown in the accompanying condensed consolidated financial statements, Milestone incurred net losses of approximately $2,430,000 and $1,787,000 and negative cash flows from operating activities of approximately $3,196,000 and $861,000 during the nine months ended September 30, 2004 and 2003, respectively. Management believes that initial concerns about the Company's historical cash constraints were eliminated at the closing of the public offering on February 23, 2004, as discussed below.

Public Offering

      On February 23, 2004, the Company closed a $9.4 million Public Offering (the "Offering") (proceeds of $7.6 million after underwriter discount, underwriter non accountable expense allowance and other expenses). The Offering consisted of the sale of 1,440,000 units at a price of $6.52 per unit. Each unit consisted of two shares of common stock and one warrant. The warrants included in the units are exercisable at any time after they become separately tradable until their expiration date, five years after the date of the closing of the Offering, at an exercise price equal to $4.89 (150% of the closing market price of our common stock on the pricing date of this Offering). Some or all of the warrants may be redeemed by us at a price of $0.25 per warrant, by giving not less than 30 days notice to the holders of the warrants, which the Company may do at any time, beginning 6 months from the effective date of the Offering after the closing price for the Company's common stock on the principal exchange on which it trades (i.e. AMEX) has equaled or exceeded 200% of the price of the Company's common stock on the effective date of the Offering for any five consecutive trading days. The common stock included in the units and the warrants traded only as a unit until March 18, 2004, 30 days following the closing date of the Public Offering.

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

Cash flow results

      As of September 30, 2004, the Company has cash and cash equivalents of $4,022,117 and working capital of $4,417,821. For the nine months ended September 30, 2004, the Company's net cash used in operating activities was $3,196,376 adjusted for non-cash items. This was principally attributable to the Company's loss and accounts payable decrease.

      For the nine months ended September 30, 2004 the Company used $354,888 in investing activities for capital expenditures relating to product molds for its Safety-Wand product.

      Cash of $7,570,104 provided by financing activities during the nine months ended September 30, 2004 consisted of $7,620,104 of net proceeds of the public offering discussed above, reduced by a $50,000 payment of notes payable.

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. Milestone's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of Milestone's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, Milestone's disclosure controls and procedures are effective, providing them with material information relating to Milestone as required to be disclosed in the reports Milestone files or submits under the Exchange Act on a timely basis.

b) Changes in Internal Control over Financial Reporting. There were no changes in Milestone's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, Milestone's internal control over financial reporting.

                                     PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

      In April, 2004, the Company issued to Marina Co., a nominee of partners of Morse, Zelnick, Rose & Lander LLP, the Company's legal counsel, options expiring April 16, 2009 for the purchase of 160,000 shares of our common stock, at an exercise price of $3.26 per share, and warrants, expiring April 16, 2009, to purchase 80,000 shares of our common stock at $4.89 per share, as partial consideration for services rendered in connection with our February, 2004 public offering.

      On May 10, 2004, the Company's Board of Directors granted options, expiring May 10, 2009, to purchase 40,000 shares of our common stock at an exercise price of $2.25 per share, to our investor relations consultant as consideration for the provision of consulting services. On the same date, the Board of Directors also granted options, expiring May 10, 2009, for the purchase of an aggregate number of 59,668 shares of common stock at an exercise price of $4.92 per share, to certain vendors in payment of services.

      On August 31, 2004, we issued 36,331 shares to a vendor, LC Mold, Inc., in satisfaction of $70,410 of payables owed in connection with the manufacturing of product molds for our Safety Wand product.

      All the above securities were acquired for investment by accredited investors and were issued without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided under sections 4(2) and 4(6). The securities, or the shares underlying them, are restricted securities, and contained an appropriate restrictive legend when issued. Subsequently, the resale by their holders of the shares underlying the options and warrants described above, and the resale of the warrants issued to Marina Co., were registered by the Company pursuant to a registration statement on Form S-3 which became effective on September 29, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) Milestone held its 2004 annual meeting of Stockholders was held on July 22, 2004, and adjourned day-to-day until August 9, 2004 to allow sufficient votes to be received. The following resolutions were adopted by the Stockholders at the meeting:

(i) Re-election of Directors. Present below are the voters cast for each director nominee:

                                                              WITHHOLD
            NAME                           FOR                AUTHORITY
            ----                           ---                ---------
            Leonard Osser               7,470,574              65,989
            Leslie Bernhard             7,473,046              63,517
            Jeffery Fuller              7,470,713              65,850
            Paul Gregory                7,466,043              70,520
            Leonard M. Schiller         7,469,375              67,188

(ii) Approval of the Milestone 2004 Stock Option Plan. The results were as follows:

                     FOR            AGAINST          ABSTAIN         NOT VOTED
                     ---            -------          -------         ---------
                  4,719,226         115,451           9,631          4,820,704

(iii) Confirmation of the appointment of Eisner LLP as Milestone's independent auditors for the fiscal year ending December 31, 2004. The results were as follows:

                     FOR                    AGAINST                 ABSTAIN
                     ---                    -------                 -------
                  7,504,165                  20,213                  12,184

ITEM 5. OTHER INFORMATION

      On September 14, 2004 the company announced the approval of its patent application for its CompuFlo pressure/force computer controlled drug delivery system.

      On October 15, 2004 the company announced its exclusive licensing agreement for its CoolBlue teeth whitening system in the consumer market.

      On November 1, 2004 the company announced its successful epidural clinical study using its CompuFlo pressure/force computer controlled drug delivery system.

ITEM 6. EXHIBITS

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

Dated: November 4, 2004