Form 10KSB
period 2004-12-31
MILESTONE SCIENTIFIC INC/NJ
filed 2005-04-04
CIK 855683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2004

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ___________________

                        Commission File Number 001-14053

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

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      For the year ended December 31, 2004, the revenues of the registrant were $4,751,186.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, on the American Stock Exchange, on March 29, 2005 of $3.45 as approximately $23,346,047

      As of March 29, 2005 the registrant has a total of 10,462,334 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                           MILESTONE SCIENTIFIC, INC.

                            Form 10-KSB Annual Report

                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
PART I
      Item 1.  Description of Business...............................................................   3
      Item 2.  Description of Property...............................................................  15
      Item 3.  Legal Proceedings.....................................................................  15
      Item 4.  Submission of Matters to a Vote of Security Holders...................................  15

PART II
      Item 5.  Market for Common Equity and Related Stockholder Matters..............................  16
      Item 6.  Management's Discussion and Analysis or Plan of Operation.............................  19
      Item 7.  Consolidated Financial Statements.....................................................  28
      Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..  28
      Item 8A.  Controls and Procedures..............................................................  28

PART III
      Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                                 Compliance with Section 16 (s) of the Exchange Act  ................  29
      Item 10. Executive Compensation................................................................  31
      Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
                                Stockholder Matters..................................................  33
      Item 12. Certain Relationships and Related Transactions........................................  35
      Item 13. Exhibits .............................................................................  36
      Item 14. Principal Accountant Fees and Services................................................  39

SIGNATURES...........................................................................................  40

EXHIBITS.............................................................................................  41

FORWARD-LOOKING STATEMENTS

      Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Milestone to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Milestone's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Milestone. Although Milestone believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of Milestone's early stage operations, the inclusion of such information should not be regarded as a representation by Milestone or any other person that the objectives and plans of Milestone will be achieved.

                                     PART I

Item 1. Description of Business

      All references in this report to "we," "us," "our" or "Milestone" refer to Milestone Scientific Inc., and its former subsidiary, Spintech, Inc. ("Spintech"), unless the context otherwise indicates. We have rights to the following trademarks: CompuDent(R), CompuMed(R), CompuFlo(TM), The Wand(R), The WandPlus(R),The SafetyWand(TM) and CoolBlue(TM) Wand. Milestone was incorporated in the State of Delaware in 1989. On December 10, 2004, Milestone merged its three subsidiaries into itself in order to reduce administrative expenses. Two of the subsidiaries were wholly owned. The third, Spintech, was merged into Milestone by a short-form merger. Also on December 10, 2004 we purchased a 19.9% interest in a German wholesale distributorship that sells dental products including our CompuDent technology and CoolBlue product lines in Germany, the world's 3rd largest dental market.

      All share number and share price information in this report have been retroactively adjusted to reflect the 1-for-3 reverse stock split effected in January 2004.

                                    BUSINESS

Background

      Milestone Scientific Inc. is the world leader in advanced injection technology. Its principal product, a computer controlled, precision metered, local anesthetic injection system (the "CompuDent"), enables a dentist to consistently administer safe, effective and painless injections. CompuDent is a revolutionary device, considered one of the major advances in dentistry of the twentieth century. It has been favorably evaluated in approximately 50 peer reviewed or independent clinical research reports. In 2004 the CompuDent was prominently featured in the leading textbook on dental anesthesia, the "Handbook of Local Anesthesia" by Stanley F. Malamed, DDS.(1)

      CompuDent, including its ergonomically designed single use hand-piece ("The Wand"), provides numerous, well documented benefits:

      o     CompuDent  minimizes the pain  associated  with palatal,  mandibular
            block  and  other  injections,   resulting  in  a  more  comfortable
            injection experience for the patient;

      o the pencil grip used with The Wand handpiece allows unprecedented tactile sense and accurate control;

      o new injections made possible with the CompuDent technology eliminate collateral numbness of the tongue, lips and facial muscles;

      o bi-directional rotation of The Wand handpiece eliminates needle deflection resulting in greater success and more rapid onset of anesthesia in mandibular block injections;

      o the use of a single patient use, disposable handpiece minimizes the risk of cross contamination;

      o the ergonomic design of The Wand handpiece makes an injection easier and less stressful to administer, lowering the risk of carpal tunnel syndrome.

      Milestone also believes that use of CompuDent reduces tissue tearing and necrosis and results in less post-operative or post-procedure pain, but is awaiting further clinical evidence before publicly making these claims.

----------
(1) Dr. Malamed is widely recognized as the preeminent authority on dental anesthesia. New editions of his "Handbook of Local Anesthesia" are published once every seven years and are used in all major U.S. and many foreign dental schools. It is the largest selling textbook in dental anesthesia and is the third largest selling dental textbook. The current edition recommends use of the CompuDent and devotes 62 paragraphs to the device and its application. Milestone understands that this is the first instance in which Dr. Malamed's text has recommended a particular device.

      Despite CompuDent's many benefits, including the administration of painless injections, dentists in the United States have been reluctant to give up the use of traditional syringes. Dentists have all been trained to use syringes in dental school and often have become accustomed and comfortable in their use during many years of clinical practice. Thus, following a successful launch in early 1998 to "new adopters," sales were below expectations in 1999 and 2000. By the end of 2000, Milestone had limited financial resources(2) and was forced to choose between maintaining its leadership position in advanced injection technology or continuing to promote sales through high levels of sales and marketing expense, including trade show appearances. Milestone chose to maintain its technology leadership position and drastically reduced marketing and sales expense, thus allowing domestic sales of new units to suffer. However, despite limited marketing efforts, foreign sales continued to grow. Also increasing handpiece use by the domestic customer base resulted in rising handpiece sales.

Technology Development

      After curtailing sales and marketing efforts, Milestone focused on maintaining its technological leadership. First, it addressed a number of customer needs for its CompuDent unit by developing such improvements as a holster component for its handpiece which more effectively pierced anesthetic cartridge membranes, an overflow reservoir in the unit that eliminated problems occasionally caused by fluid from broken anesthetic cartridges shorting-out control components, a dual speed flow rate foot control pedal and an audio signal to alert the dentist to the speed at which the unit was operating. These and other improvements essentially eliminated all field complaints with the CompuDent unit before 2003.

      To enhance its role as the world leader in advanced injection technology, Milestone has developed the following array of other technologically advanced products for the delivery of local anesthetics and liquid medicaments.

      CompuMed

      Milestone developed and in 2001 began limited marketing of "CompuMed(R)", a computer controlled injection system geared to the needs of the medical market and providing benefits similar to the CompuDent. CompuMed allows many medical procedures, now requiring IV sedation, to be performed with only local anesthesia because of the dramatic pain reduction. Also, dosages of local anesthetic can often be significantly reduced, thus reducing side effects, accelerating recovery times, lowering costs and eliminating complications. CompuMed is now gaining growing clinical evidence showing benefits from use in colorectal surgery, podiatry, dermatology, including MOH's surgery for the removal of basal cell carcinomas and other oncological dermatologic procedures, nasal and sinus surgery, including rhinoplasty, hair transplantation and plastic surgery.

      SafetyWand

      Following adoption of the Federal Needlestick Safety and Prevention Act Milestone developed, and in September 2003 the FDA approved marketing of, Milestone's SafetyWand disposable handpiece, a patented injection device that incorporates safety engineering sharps protection features to aid in the prevention of needlesticks. The SafetyWand is the first patented injection device to be fully compliant with OSHA regulations under the federal Needlestick Safety Act while meeting the clinical needs of dentists.

      The SafetyWand represents the culmination of two years' effort to develop a safer injection device for dentists, physicians and hygienists. While safety injection devices have been mandated since 2000 under federal law, OSHA had been unable to enforce this law against dentists because of the inadequacy of existing devices to meet both the requirements of the law and the clinical needs of dentists. The SafetyWand meets these requirements and provides dental practitioners with a safer retractable needle device, with single hand activation, which is reusable multiple times during a single patient visit, yet small and sleek enough not to obscure the dentist's sometimes limited field of view. Since SafetyWand is now available commercially,

----------
(2)   It received a going concern limitation in its 2000 financial report.

OSHA has begun to enforce existing regulations requiring the use of safety engineered devices. OSHA is empowered to levy substantial fines for failure to use these devices. We believe the Safety Wand will promote increased handpiece use by the more than 15,000 CompuDent anesthetic delivery systems previously sold in the United States while also providing new impetus for the purchase of these systems by new users.

      CompuFlo

      "CompuFlo", developed by Milestone, is a revolutionary new technology for injections. CompuFlo enables health care practitioners to monitor and precisely control "pressure", "rate" and "volume" during all injections and can be used to inject all liquid medicaments as well as anesthetics. CompuFlo can also be used to aspirate body fluids.

      Risk of death, transient or permanent paralysis, pain, tissue damage and post-operative complications have long been tolerated as negative side effects from the use of traditional hypodermic drug delivery injection systems. This is well documented in dental and medical literature. The pain and tissue damage are a direct result of uncontrolled flow rates and pressures that are created during the administration of drug solutions into human tissue. While several technologies have been capable of controlling flow rate, the ability to accurately and precisely control pressure has been unobtainable until our development of CompuFlo.

      In September 2004, Milestone Scientific was issued United States Patent No. 6,786,885 (date of issue September 14, 2004) on CompuFlo technology, entitled "Pressure/Force Computer Controlled Drug Delivery System with Exit Pressure. Proprietary software working with an innovative technology allows the system to continuously monitor and control the exit pressure of fluid and/or medication during an injection. This same technology also enables doctors to accurately identify different tissue types based on exit pressure during an injection. The technology appears to have many applications in both medicine and dentistry including epidural injections.

      In December 2004, the United States Patent Office issued a "Notice of Allowance" for patent protection on two additional critical elements of the CompuFlo automated drug delivery technology: "Drug Delivery System with Profiles" and "Pressure/Force Computer Controlled Drug Delivery with Automated Charging".

      The Drug Delivery System with Profiles standardizes and simplifies the drug delivery process, while reducing the risk of medical complications by controlling parameters that are essential for the safe injection of local anesthetics and other medications, as well as the aspiration of bodily fluids. This is accomplished through an integrated injection database in the CompuFlo technology that contains the critical components of specific drugs, parameters of needles, tubing and syringes and all pertinent components for the safe and efficacious delivery of medications, including procedures such as epidural injections.

      Pressure/Force Computer Controlled Drug Delivery with Automated Charging -- provides the means to deliver any volume of medication or infused fluid, such as a saline solution, into the human body. In many instances, the volume of medication or other liquid that is required for a medical procedure exceeds the capacity of the normal vessels used. This technology allows the smaller vessel to be automatically refilled from a larger one without interrupting the surgery or medical procedure.

      Epidurals. In 2004, successful results of two independent pilot clinical studies confirmed the efficacy of the CompuFlo pressure/force computer controlled anesthetic delivery system in identifying the epidural space. Identifying when a hypodermic needle has entered the epidural space is a critically important factor in the safety and effectiveness of anesthetic injections administered during childbirth and in the course of pain management therapy. A report on the results of the study, conducted through the University of Texas Health Science Center at Houston under the guidance of Dr. Oscar Ghelber, Assistant Professor of Anesthesiology, was presented at the Society for Technology in Anesthesia (STA) meeting on October 28th,

2004.  Proper and consistent  identification  of the epidural space represents a
critical  step  towards  the  adoption  of   Milestone's   technology   for  the
administration of epidural anesthesia.

                                   ----------

      In addition  to  products  enhancing  its  position in advanced  injection
technology,   in  2004  Milestone   acquired  rights  to  a  proprietary  dental
enhancement system now named the CoolBlue Wand(TM).

      CoolBlue Wand Dental Enhancement System

      The CoolBlue Wand(TM) dental enhancement system uses blue light emitting diodes for fast curing of dental composite material, trans-illumination of teeth and activation of whitening gels and pastes. Initially Milestone viewed the CoolBlue Wand as an aid to its sales force in gaining access to dental offices for sales of CompuDent. However, in view of the burgeoning consumer demand for tooth whitening, the professional product will also provide Milestone with access to the consumer tooth whitening market.

      Consumer Tooth Whitening

      In October 2004, Milestone announced the planned launch of its proprietary tooth whitening system, for the home-use consumer market. The system and consumable gels and rinses used with the system will be manufactured for Milestone by United Systems, Inc. under an exclusive license agreement requiring the purchase of a minimum of 1 million system Starter Kits from Milestone during the four year term of the agreement.

      The $400 million (annual revenues) consumer segment of the $1 billion-plus tooth whitening market is one of the fastest growing areas in the oral hygiene industry. Milestone's system utilizes a unique blue LED intra-oral light (incorporated into a hand held battery-powered device) to activate proprietary tooth-whitening gels. The system is designed to provide a safe, convenient and time saving method of whitening teeth. When used on a regular basis with a specially formulated rinse, also to be offered by the licensee, the system will maintain the brightness of teeth on an ongoing basis.

      The consumer tooth whitening product line includes a Starter Kit that contains the gels, the rinse and the intra-oral light. Continuity Kits with a 30-day supply of the specially formulated rinse will also be available. The product will be marketed through television spots, infomercials, print media and ultimately through retail outlets. Television infomercials began running in 23 markets on March 13, 2005.

Milestone Renaissance

      In 2003 we recognized that the domestic market had become ready to accept our CompuDent technology. An authoritative and growing body of peer reviewed and other independent clinical studies had established the superiority of the
CompuDent to the traditional syringe in administering dental anesthesia; the CompuDent had been readily accepted in first world international markets, despite limited marketing efforts; and more than 16 million injections had been administered with CompuDent creating growing professional acceptance and consumer demand for the administration of painless injections by their dental practitioners. Two ingredients were missing, a new marketing approach and funds to support the new sales effort required by this marketing approach.

      During 2003 we tested the use of our own highly trained force of independent sales representatives and inside sales support and sales staff to generate additional sales to our existing base, to increase handpiece usage and to both generate leads and to sell to new customers. Based on our pilot programs and studies we determined that a new sales program built around the following components could be successful:

      o An increased base price for CompuDent to new customers to provide sufficient gross profit to allow adequate compensation to a new sales force.

      o An inside sales support staff to generate leads for outside independent sales representatives and also to set appointments, provide technical support and customer service and foster increased handpiece use.

      o Providing ancillary products to its outside sales force, such as the CoolBlue Wand, to assist that force in gaining access to dental offices for sales of CompuDent.

      o     Primary reliance on an inside sales force in the domestic market.

      o     Use  of   independent   highly  trained   exclusive   outside  sales
            representatives only in high density markets to prevent excessive costs.

      The plan also contemplated increased marketing and promotional activities including increasing trade show appearances, advertising directed towards dental professionals and, possibly, to consumer advertising.

      To fund this new marketing plan, we arranged for new equity funding through Paulson Investment Company, Inc. This offering was consummated in February, 2004 with a raise of gross proceeds of $9,388,000 from the sale of 1,440,000 units, each consisting of two shares of common stock and one warrant to purchase an additional share of common stock at $4.89 per share.

      As contemplated in the offering, we used the proceeds to significantly expand the Company's sales capability by taking the following steps:

      o Expanding significantly its independent sales force, both inside and outside sales reps, and our sales support staff.

      o     Conducting extensive training programs for our new sales force.

      o Beginning to implement new marketing and advertising campaigns directed at the professional dental market and, possibly, the consumer market.

      o Completing the final production, tooling and other work necessary to launch the SafetyWand

      o Taking the initial steps necessary to re-establish our dental and hygiene school teaching programs.

      Because of the time required to rent additional facilities, install computer lines and an internal computer network, obtain high traffic telephone lines and otherwise create the essential infrastructure, hire and train managers, allow managers to hire or engage sales representatives and then the long training time necessary to provide the sales force with the skills required to sell CompuDent, the effects of these new initiatives only became apparent in the fourth quarter of 2004.

Competition

      Our anesthetic delivery systems compete with disposable and reusable syringes that generally sell at lower prices and that use established and well-understood methodologies and other local anesthetic delivery systems, in both the dental and medical marketplaces. When SafetyWand is commercially available, it will compete with other safety engineered products in the medical market and against a single product claiming to be compliant with OSHA regulations under the Needle Stick Act in the dental market.

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

      The Luer Lock needle, sold by us, competes with dental needles produced and distributed by a number of major manufacturers and distributors and other producers or distributors of dental products, many of whom have significant competitive advantages because of their size, strength in the marketplace, financial and other resources and broad product lines. We compete on the basis of convenience since we can package the product with an order for disposable handpieces.

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

Patents And Intellectual Property

      We hold the following U.S. utility and design patents:

                                                                                   U.S. PATENT   DATE OF
                                                                                   NUMBER        ISSUE
                                                                                                 -----
                                    COMPUDENT
Hypodermic Anesthetic Injection Method .........................................   4,747,824     5/31/88
Hypodermic Anesthetic Injection Apparatus & Method .............................   5,180,371     1/19/93
  (CompuFlo, CompuMed, and CompuDent )
Dental Anesthetic and Delivery Injection Unit ..................................   6,022,337      2/8/00
Dental Anesthetic Delivery Injection Unit (continuation of No. 6,022,337) ......   6,152,734    11/28/00
Dental Anesthetic Delivery Injection Unit (continuation of No. 6,022,337) ......   6,132,414    10/17/00
Design for a Dental Anesthetic Delivery System Handle ..........................    D427,314     6/27/00
Design for a Dental Anesthetic Delivery System Holder ..........................    D422,361      4/4/00
Design for a Dental Anesthetic Delivery System Housing .........................    D423,665     4/25/00
Dental Anesthetic and Delivery Injection Unit with Automated Rate Control ......   6,652,482    11/25/03

                                   SAFETYWAND
Handpiece for Injection Device with a Retractable and Rotating Needle ..........   6,428,517      8/6/02
Safety IV Catheter Device ......................................................   6,726,658     4/27/04

                                    COMPUFLO
Pressure/Force Computer Controlled Drug Delivery System ........................   6,200,289     3/13/01
Pressure/Force Computer Controlled Drug Delivery System with Exit Pressure .....   6,786,885     9/14/04

                                      OTHER
Hypodermic Syringe and Method ..................................................   4,877,934    12/19/88
Apparatus and Method for Sterilizing, Destroying and Encapsulating
Medical Implement Wastes .......................................................   4,992,217     2/12/91
Apparatus and Method for Verifiably Sterilizing Destroying and
Encapsulating Regulated Medical Wastes .........................................   5,078,924      1/7/92
Apparatus and Method for Verifiably Sterilizing, Destroying and
Encapsulating Regulated Medical Wastes .........................................   5,401,444     3/28/95
Self-Sterilizing Hypodermic Syringe and Method .................................   5,512,730     4/30/96
Self-Sterilizing Hypodermic Syringe and Method .................................   5,693,026     12/2/97

      In December 2004, the United States Patent Office issued a "Notice of Allowance" for patent protection on two critical elements of its CompuFlo automated drug delivery technology: "Drug Delivery System With Profiles" and "Pressure/Force Computer Controlled Drug Delivery with Automated Charging".

      The Drug Delivery System with Profiles standardizes and simplifies the drug delivery process, while reducing the risk of medical complications by controlling parameters that are essential for the safe injection of local anesthetics and other medications, as well as aspiration of bodily fluids. This is accomplished through an integrated injection database in the CompuFlo technology that contains the critical components of specific drugs, parameters of needles, tubing and syringes and all pertinent components for the safe and efficacious delivery of medications, particularly in procedures such as epidural injections.

      The Pressure/Force Computer Controlled Drug Delivery with Automated Charging provides the means to deliver any volume of medication or infused fluid, such as a saline solution, into the human body. In many instances, the volume of medication or other liquid that is required for a medical procedure exceeds the capacity of the normal vessels used. This technology allows the smaller vessel to be automatically refilled from a larger one without interrupting the surgery or medical procedure.

      We also have several patent applications pending before the U.S. Patent and Trademark Office, and hold a number of corresponding patents in Europe and other major markets.

      During the 2004 and 2003 fiscal years, we expensed $187,992 and $131,015, respectively, on research and development activities. The higher costs incurred during 2004 were primarily associated with the development of the SafetyWand.

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

      If a manufacturer or distributor can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required premarket approval, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) Premarket Notification. The 510(k) Premarket Notification and the claim of substantial equivalence may have to be supported by various types of data and materials, including test results indicating that the device is as safe and effective for its intended use as a legally marketed predicate device. Following submission of the 510(k) Premarket Notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. By regulation, the FDA has no specific time limit by which it must respond to a 510(k) Premarket Notification. At this time, the FDA typically responds to the submission of a 510(k) Premarket Notification within 90 days. The FDA response may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. However, the FDA may determine that the proposed device is not substantially equivalent or may require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay market introduction of our products and could have a material adverse effect on us. If a device that has obtained 510(k) Premarket Notification clearance is changed or modified in design, components, method of manufacture, or intended use, such that the safety or effectiveness of the device could be significantly affected, separate 510(k) Premarket Notification clearance must be obtained before the modified device can be marketed in the United States. If a manufacturer or distributor cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor will have to seek premarket approval of the proposed device, a more difficult procedure requiring extensive data, including pre-clinical and human clinical trial data, as well as extensive literature, to prove the safety and efficacy of the device.

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

      The Medical Device Reporting ("MDR") regulation obligates us to provide information to the FDA on product malfunctions or injuries alleged to have been associated with the use of the product or in connection with certain product failures that could cause serious injury. If, as a result of FDA inspections, MDR reports or other information, the FDA believes that we are not in compliance with the law, the FDA can institute proceedings to detain or seize products, enjoin future violations, or assess civil and/or criminal penalties against us, our officers or employees. Any action by the FDA could result in disruption of our operations for an undetermined time.

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

Employees

      On December 31, 2004, Milestone had 31 full-time employees, including three executive officers, a clinical director, three domestic sales managers, five sales support representatives, fifteen inside sales representatives, an international sales manager, an assistant controller, a bookkeeper, and an administrative assistant. In addition, 14 independent sales representatives sell our CompuDent system.

CERTAIN RISK FACTORS THAT MAY AFFECT GROWTH AND PROFITABILITY

      The following factors may affect the growth and profitability of Milestone and should be considered by any prospective purchaser or current holder of Milestone's securities:

We have no history of profitable operations. Continuing losses could exhaust our capital resources and force us to discontinue operations.

      Although our operations commenced in November 1995, until 1998 we had limited revenues. For the years ended December 31, 1998, 1999, 2000, 2001, 2002, 2003, and 2004, our revenues were approximately $8.8 million, $2.9 million, $5.7 million, $4.1 million, $4.1 million, $4.0 million, and 4.8 million, respectively. In addition, we have had losses for each year since the commencement of operations, including net losses of approximately $2.4 million and $3 million for 2003 and 2004, respectively. At December 31, 2004, we had an accumulated deficit of approximately $47 million. Unless we can significantly increase sales of our CompuDent units, handpieces or other injection devices, we expect to incur losses for the foreseeable future.

We cannot become successful unless we gain greater market acceptance for our products and technology.

      As with any new technology, there is substantial risk that the marketplace will not accept the potential benefits of this technology or be unwilling to pay for any cost differential with the existing technologies. Market acceptance of CompuDent, the SafetyWand, CompuMed and CompuFlo depends, in large part, upon our ability to educate potential customers of their distinctive characteristics and benefits and will require substantial marketing efforts and expense. More than 26,000 units of the CompuDent or its predecessors have been sold worldwide since 1998. Sales of disposable handpieces in 2003 reflect a moderate increase in the world wide usage of our dental and medical systems. We cannot assure you that our current or proposed products will be accepted by practitioners or that any of the current or proposed products will be able to compete effectively against current and alternative products.

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

      We currently have outstanding options, warrants and series A convertible preferred stock to purchase 3,229,407 shares of our common stock at prices ranging from $.87 to $13.50 per share with a weighted average exercise or conversion price of $4.86. Holders of these warrants and options are given the opportunity to profit from a rise in the market price of our common stock and are likely to exercise their securities at a time when we would be able to obtain additional equity capital on more favorable terms. Thus, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by such outstanding securities. The market price of our common shares has been volatile and may continue to fluctuate significantly because of various factors, some of which are beyond our control.

We are controlled by a limited number of shareholders.

      Our principal shareholders, Leonard Osser and K. Tucker Andersen, own 30.97% of the issued and outstanding shares of our common stock. As a result, they have the ability to exercise substantial control over our affairs and corporate actions requiring shareholder approval, including electing directors, selling all or substantially all of our assets, merging with another entity or amending our certificate of incorporation. This de facto control could delay, deter or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for our securities.

Future sales or the potential for sale of a substantial number of shares of our common stock could cause the trading price of our common stock and warrants to decline and could impair our ability to raise capital through subsequent equity offerings.

      Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. We currently have outstanding options and warrants to purchase 3,225,017 shares of our common stock at prices ranging from $.87 to $13.50 per share with a weighted average exercise or conversion price of $4.86. Holders of these warrants and options are given the opportunity to profit from a rise in the market price of our common stock and are likely to exercise their securities at a time when we would be able to obtain additional equity capital on more favorable terms. Thus, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by such outstanding securities. The market price of our common shares has been volatile and may continue to fluctuate significantly because of various factors, some of which are beyond our control. Currently, there are 9,824,287 shares of common stock actually issued and 9,790,954 outstanding. Also, there are another 4,246,292 shares of common stock reserved for future issuance as follows:

      o up to 1,440,000 shares underlying the warrants issued in the Public Offering;

      o     up  to  335,614  shares  underlying   warrants  granted  to  satisfy
            obligations in connection with the 2004 public offering;

      o up to 432,000 shares underlying the representative's warrants issued in the Public Offering, including the shares underlying the warrants included in the representative's warrants;

      o up to 314,333 shares underlying stock options previously granted, or to be granted, under our 1997 Stock Option Plan

      o up to 500,000 shares underlying stock options to be granted under our 2004 Stock Option Plan;

      o up to 1,219,955 shares underlying other stock options and warrants that were granted and remained outstanding as of December 31, 2004;

      o     and

      o 4,390 shares of common stock underlying our series A convertible preferred stock;

      We have 9,790,954 shares of common stock outstanding, of which 5,824,287 are freely tradable. The remaining 3,966,667shares are either held by "affiliates", as defined by the rules and regulations promulgated under the Securities Act of 1933, or are "restricted securities" as defined in Rule 144 promulgated under the Securities Act of 1933. Of this amount, 271,303 restricted shares not held by affiliates and 3,695,364 restricted or non-restricted shares held by "affiliates," can only be sold in compliance with the timing and volume limitations of Rule 144 promulgated under the Securities Act of 1933.

The decrease of our outstanding shares as a result of the reverse stock split, without change to our authorized capitalization, increased the ability of our board of directors to issue shares without stockholder approval. Issuance of shares may dilute the value of our outstanding shares or have a negative impact on the trading price of the common stock.

      The 1-for-3 stock split effected in January 2004 reduced our outstanding shares from 18,338,033 to 6,112,678 (9,663,907 shares after giving effect to the consummation of the Public Offering and related issuances of units). Since the reverse stock split was effected without change in our authorized shares, the differential between outstanding shares and authorized shares increased, thus providing the Board of Directors with increased ability to effect issuances of stock without stockholder authorization. For example, shares may be issued in capital raising transactions, mergers or acquisitions or for compensatory reasons where other governing rules or statutes do not separately require stockholder approval. The issuance of these shares for less than their book value or for less than value paid by purchasers in the recently completed offering could have a dilutive effective on purchasers in this offering. Further the issuance of the shares could also have a negative impact on the trading price of our then outstanding common stock, including the stock issued in the recently completed offering

Implementation of procedures to comply with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be so costly that compliance could have an adverse effect on us.

      We must comply with Sarbanes-Oxley requirements requiring a management report on internal control over financial reporting disclosure requirements in our annual report for our financial year ending December 31, 2006. It may be time-consuming, costly and difficult for us to develop and implement the necessary internal controls and reporting procedures, possibly requiring us to hire additional personnel. These additional costs could have an adverse effect on our profitability.

If we are unable to satisfy the American Stock Exchange maintenance requirements, our common stock may be delisted from the American Stock Exchange and, as a result, our liquidity and the value of our common stock may be impaired.

      Shares of our common stock are currently listed on the American Stock Exchange. Continued listing on the American Stock Exchange requires that we maintain at least $6,000,000 in stockholders' equity since we have sustained losses in our five most recent fiscal years. We received notice from the American Stock Exchange on January 4, 2005 indicating that we were below the Exchange's continued listing standards requiring stockholders' equity of $6 million. On January 14, 2005 we submitted a plan to the Exchange for regaining compliance with the Exchange's stockholder equity continued listing requirement by the end of the plan period on June 30, 2005. On January 27, 2005 the Exchange determined that this plan made a reasonable demonstration of our ability to regain compliance with the continued listing standards by the end of the plan period. As a result of the acceptance of this plan, we will remain listed on the Exchange until the end of the plan period, subject to periodic review by the Exchange to determine whether we are progressing consistent with the plan. However, failure to make such progress could result in our being delisted earlier from the Exchange. If our securities are delisted from the Exchange, trading, if any, in our securities would be conducted in the over the counter market on the NASD's "OTC Bulletin Board". Consequently, the liquidity of our securities could be impaired, not only in the number of securities that could be bought and sold, but also through delays in the timing of transactions, reduction in security analyst and news media coverage of Milestone, and lower prices for our securities than might otherwise be obtained.

Item 2. Description of Property

Our offices are located in Livingston Corporate Park in Livingston, New Jersey. We lease approximately 4,503 square feet of office space including 1,810 square feet of additional office space acquired in April 2004. As part of this expansion, the lease term was extended through June 30, 2009 at a monthly cost of $7,317 which we believe to be competitive. We may have to increase our office space again in the future, and we believe that we will be able to find adequate premises on comparable terms. A third party distribution and logistics center in Pennsylvania handles shipping and order fulfillment on a month to month basis.

Item 3. Legal Proceedings

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

      Milestone's Common Stock is traded on the American Stock Exchange under the symbol "MS" and the Pacific Stock Exchange under the symbol "MS." As of March 18, 2004, Milestone's warrants are traded on the American Stock Exchange under the symbol "MS.WS". Milestone's units, each consisting of two shares of common stock and one warrant to purchase one share of common stock traded, under the symbol "MSE.U" for a limited 30 day period beginning on February 18, 2004 and ending on March 17, 2004 at prices ranging from $5.50 to $5.62.

      Common Stock

      The following table sets forth the high and low sales prices of our Common Stock, as quoted by the American Stock Exchange after adjustment for the 1-for-3 reverse stock split in January 2004.

                                                                  HIGH     LOW
                                                                  ----     ---

     2003
     First Quarter.............................................   $0.96    $0.45
     Second Quarter............................................   $1.20    $0.54
     Third Quarter.............................................   $4.98    $0.81
     Fourth Quarter............................................   $7.77    $3.09
     2004
     First Quarter ............................................   $4.20    $2.38
     Second Quarter............................................   $2.46    $1.75
     Third Quarter.............................................   $2.48    $1.67
     Fourth Quarter............................................   $1.85    $1.55

         Warrants

         The following table sets forth the high and low sales prices of our warrants, each to purchase one share of common stock, as quoted by the American Stock Exchange, commencing on March 18, 2004, their first day of trading.

     2004
                                                                  HIGH     LOW
                                                                  ----     ---
     First Quarter (Commencing March 18 and ending March 31)...   $.65     $.55
     Second Quarter............................................   $.70     $.25
     Third Quarter.............................................   $.60     $.26
     Fourth Quarter............................................   $.52     $.26

Holders

      According to the records of our transfer agent, there were approximately 3,000 holders of record of our common stock as of December 31, 2004.

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

      On August 13, 2002 we received a binding commitment (modifying and confirming a March 29, 2002 undertaking), requiring our legal counsel to purchase equity securities, valued at fair market value, in payment of $200,000 of then accrued legal fees. The specific timing of this issuance is governed by a December 22, 2003 agreement. Pursuant to the agreement, we issued and delivered 30,675 Units in February 2004. The investor is an accredited investor.

      In June 2003 we issued a 6% convertible note in the amount of $50,000 and warrants to purchase 53,419 shares of our common stock at $1.56 per share.

      In September 2003 we issued a 6% convertible note in the amount of $50,000 and warrants to purchase 5,000 shares of our common stock at $6.00 per share.

      In October 2003 we issued 1,646,419 shares of common stock in satisfaction of 6% / 12% Secured and Senior Secured Notes in the aggregate amount of approximately $5 million. We also committed to issue 25,365 shares of 8% convertible preferred stock in satisfaction of $25,365 of principal and accrued interest. The preferred stock will be convertible into 4,390 shares of common stock at $5.79. Subsequently, we issued 94,327 additional shares of common stock to these former noteholders as consideration for their previous consent to extend the maturity date of these notes.

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

      In April, 2004, we issued to Marina Co., a nominee of partners of Morse, Zelnick, Rose & Lander LLP, our legal counsel, options expiring April 16, 2009 for the purchase of 160,000 shares of our common stock, at an exercise price of $3.26 per share, and warrants, expiring April 16, 2009, to purchase 80,000 shares of our common stock at $4.89 per share, as partial consideration for services rendered in connection with our February, 2004 public offering.

      In April 2004, pursuant to an agreement to purchase media placement services, we issued 1,106 shares of common stock valued at $2,500.

      In May of 2004, we issued 1,133 options for consulting services valued at $1,548.

      On May 10, 2004, our Board of Directors granted options, expiring May 10, 2009, to purchase 40,000 shares of our common stock at an exercise price of $2.25 per share, to our investor relations consultant as consideration for the provision of consulting services. On the same date, the Board of Directors also granted options, expiring May 10, 2009, for the purchase of an aggregate number of 59,668 shares of common stock at an exercise price of $4.92 per share, to certain vendors in payment of services.

      On August 31, 2004, we issued 36,331 shares to a vendor, LC Mold, Inc., in satisfaction of $70,410 of payables owed in connection with the manufacturing of product molds for our Safety Wand product.

      In November 2004, we satisfied the $50,000 promissory note and accrued interest at 6% of $4,475 by issuing 58,200 shares of common stock.

      In December 2004 we issued 6,060 shares having a fair value of $10,000 to two employees and 9,091shares to a distributor having a fair value of $15,000.

      The foregoing securities were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided in Section 4(2) thereof, as a transaction by an issuer not involving a Public Offering. The registrant reasonably believed that each purchaser had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of the investment, each purchaser represented an intention to acquire the securities for investment only and not with a view to distribution thereof and appropriate legends were affixed to the stock certificates or warrants. No commissions were paid in connection with such issuances.

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

OVERVIEW

We began 2004 with a six point plan to penetrate the dental and medical markets with our computer controlled injection technologies as outlined below:

      o     Complete the equity raise necessary to fund the business operations.

      o Develop a domestic sales organization to market and sell our products

      o Develop new product offerings to compliment the existing product lines and generate higher revenues. Secure patent protection for all new technologies.

      o     Continue to invest in our core technology platform.

      o Grow our sales volume by double digit amounts over the comparable period of the previous year.

      o Manage our spending to achieve cash flow breakeven within the second quarter 2005.

Based upon the results to date, we believe that we have achieved or are in position to achieve all of the above objectives. We have developed a highly trained domestic sales organization to penetrate 31 markets in the United States. We have thus far covered 25 markets. Accordingly we have increased our spending and incurred losses, all of which were planned in line with our projections. We believe that the return on this investment has been and will continue to be increased revenues. From the second quarter 2004, revenues have increased by double digit percentages compared to the comparable quarter in the previous year.

During 2004, we developed a new consumer tooth whitening product line and entered into a manufacturing and distribution agreement with a third party. The third party has in turn entered into a marketing agreement, which provides for the sale of the products through infomercials followed by major worldwide retailers. We expect these arrangements to generate revenues for us commencing in early 2005 on a no-risk basis, as all costs, including tooling, marketing and the infomercial expenses, will be incurred by the third parties.

During 2004, we continued development of our Professional Whitening product, which is targeted to the dental office. This product also targets a very large market and offers a lower priced, safer alternative to existing whitening products. We anticipate significant margins on the whitening gels in excess of 70% while also commanding a strong margin on the equipment used to activate the gels of over 50%. The launch of this product is expected within the second quarter of 2005.

We have also developed new advanced sophisticated technology, for which we have been granted patent protection that can be used for a number of medical purposes, including the delivery of epidural injections. A prototype of the epidural injection device has been successfully reviewed in two clinical studies at a major university connected hospital.

      Our focus on sales and marketing initatives are reflected in the strong revenue growth in 2004. Revenues have increased both domestically and internationally, generated from increases in all product lines including CompuDent units, an increasing base of handpiece sales and the sales from CoolBlue products. CompuDent unit sales increased by 25% domestically and 12.8% internationally. Worldwide handpiece sales increased by 20.7% over 2003.

      The following table shows a breakdown of our revenues, domestically and internationally, by product category, and the percentage of total revenue by each product category:

                                              Year Ended December 31,
                                             -------------------------
                                           2004                    2003
                                           ----                    ----
DOMESTIC
 CompuDent                        $  813,610      24.1%   $  649,156       23.2%
 Handpieces                        2,334,297      69.1%    1,933,052       69.1%
 Other                               230,627       6.8%      214,245        7.7%
                                  ----------   -------    ----------   --------
Total Domestic                    $3,378,534     100.0%   $2,796,453      100.0%
                                  ----------   -------    ----------   --------

INTERNATIONAL
 CompuDent                        $  682,708      49.7%   $  605,378       51.5%
 Handpieces                          682,968      49.8%      567,302       48.3%
 Other                                 6,976       0.5%        2,574        0.2%
                                  ----------   -------    ----------   --------
Total International               $1,372,652     100.0%   $1,175,254      100.0%
                                  ----------   -------    ----------   --------

DOMESTIC/INTERNATIONAL ANALYSIS
 Domestic                         $3,378,534      71.1%   $2,796,453       70.4%
 International                     1,372,652      28.9%    1,175,254       29.6%
                                  ----------   -------    ----------   --------
Totals                            $4,751,186     100.0%   $3,971,707      100.0%
                                  ==========   =======    ==========   =======

      We have earned gross profits of 49.2% and 49.6% in the years ended December 31, 2004 and 2003, respectively. However, our revenues have not been sufficient to support our overhead, research and development expense and interest on our debt. We have therefore reported substantial losses for each of those periods. We have taken steps to cut our overhead, increase sales and reduce our interest expense.

      In contrast to the cost containment measures in place through 2003, because of cash constraints, 2004 was a period of planned expansion with a focus on investing in revenue generating opportunities. The completed February 2004 public offering enabled us to execute our strategic plan of creating a domestic sales organization, expand marketing and advertising programs and invest in new product development. During 2004, our operating results reflected increased spending in the following areas:

            o Hired and trained 3 new sales managers and 19 combined inside and outside sales representatives to penetrate the US dental market.

            o Contracted with advertising placement agencies and market research firm to maximize the effectiveness of our sales and marketing efforts.

            o Invested in research and development and patent protection on new and existing products including SafetyWand, CoolBlue and CompuFlo products.

      During 2003, we took several steps to reduce our operating overhead and improve our utilization of cash. These included reconfiguring our sales force, cutting marketing expenses, closing our Illinois facility and outsourcing the receiving, shipping and storage functions previously conducted there. We also took several steps to reduce our debt burden, including cutting interest rates on some of our Notes and satisfying certain debts. We took steps intended to increase future revenues, one of which was to complete development of the SafetyWand and make it available commercially.

Since our public offering in February 2004 we have invested heavily in the development of a national sales organization implementing the new marketing and sales plan successfully tested in 2003. This sales force is currently configured as follows:

      o     Manager of Outside Sales Representatives

                  Seven outside sales representatives

      o     Manager of Inside Sales

                  Seventeen inside sales representatives communicating with customers primarily by telephone, e-mail and fax

                  Four sales support representatives working in conjunction with our outside sales representatives

      We anticipate eventually having 10 outside sales representatives, while we plan to increase our inside sales representatives to a total of 21. In both cases, however, we have experienced an attrition rate of approximately 35% per year.

      We plan to further support our increased sales and marketing activity through an increase in trade show appearances, increased advertising to dental professionals and, perhaps, direct to consumer advertising. Since our public offering we have provided further support for our expanded activities through added investment in the following areas:

SafetyWand

      o Purchase of multi-cavity production tooling enabling the manufacture of adequate inventory levels of the SafetyWand at manageable costs. This tooling cost approximately $291,000 and is now in use for production. Since SafetyWand can only be used with our CompuDent unit and since the Federal Needle Stick Safety Act requires the use of safety engineered sharps, we believe that SafetyWand will provide additional motivation for dentists in the United States to purchase CompuDent.

Tooth Whitening and Curing

      o Acquisition of inventory component parts to manufacture our CoolBlue Light System

                  Inventory cost of approximately $95,000 is currently in use to manufacture our CoolBlue product for the dental market.

      o     Acquisition for tooling for this product line.

                  The cost of tooling to ensure adequate supply of the molded plastic parts was approximately $64,000, and is currently in use

CompuFlo

      o     Development of new software for the epidural clinical studies

                  Required additional engineering effort to make the software suitable for clinical studies

      o Research related activities to support the software development and clinical trials

                  Conducted a focus group in addition to other marketing and clinical research

Current Condition of Milestone

      With the progress achieved in 2004, we believe that we are now positioned to seize the market opportunities that we believe are available to us through our patent protected products. We believe that our ownership of the SafetyWand technology in the light of OSHA regulations issued pursuant to recent federal and state government legislation mandating needle stick safety standards positions us to become a leading provider for dentists and other health care professionals in the administration of local anesthesia. We have used the financial resources gained in the Public Offering to build the infrastructure necessary to market our products throughout the United States. Our goal in 2005 is to carry out the plan we initiated in 2004 and grow our revenue base of CompuDent users, thereby increasing our recurring revenue stream from the sales of our consumable hand piece products.

      New Sales Promotion Program:

      One of the persistent issues that prevents dentists from purchasing the CompuDent system is the recurring cost for handpieces. Milestone has not faced pricing pressures on the drive unit, raising prices several times from a low of $1,000 in 1998 to the $2,495 current retail price. However, Milestone has found that once dentists begin using CompuDent in a regular way their concern with the $1.50 cost of each handpiece disappears. Accordingly, in December 2004, Milestone piloted a program whereby the dentist would purchase a CompuDent system at full retail price and receive a one year supply of handpieces free. This program was very successful, with 31 new customers participating in this program.

      Based on the success of this program and taking into account the lack of pricing resistance on the purchase of the drive unit, Milestone has implemented a sales program in the first quarter of 2005 designed to drive revenues from the sale of the CompuDent unit. The program particulars follow:

      1. After upgrading the CompuDent system, increase its retail price in the U.S. to $2,495 from $2,195. This will increase the gross margin on the unit to 87%.

      2     Offer to  first-time  buyers of CompuDent at the retail price a free
            one  year  supply  of  handpieces,   including  our  new  SafetyWand
            handpiece.

      3     Additional new programs have been implemented.

      The premise of this program is to increase the installed base of users, eliminate the initial cost issue associated with handpieces and nurture the customer so that they will begin purchasing handpieces when they run out.

      Enhanced CompuDent

      o A software enhancement to the current CompuDent will add TurboFlo(TM) , enabling a practitioner to deliver medication using a third speed. This eliminates one of the few remaining obstacles to the sale of the product, as some practitioners are concerned that the system takes longer to deliver medication than a traditional syringe.

      o The retail price of the CompuDent has been increased to $2,495, as the enhanced feature will add significant value to the sale.

      SafetyWand

      This product has been launched in January 2005 in California, Chicago and the New York metropolitan areas and will be launched in the rest of the U.S. during the second quarter. Plans for the introduction of this product include advertising in professional journals, promotional activity during trade shows, website enhancement and awareness campaigns targeted to existing users.

      Professional Tooth Whitening Product

      There are two basic methods used to whiten teeth in the dental office. The first method, which varies in price from $600 to $900, utilizes a high intensity plasma arc light to illuminate a very potent gel material on the teeth. The heat from this light accelerates the whitening process. After application of the gels, the teeth are illuminated for 20 minutes and then the gels are removed. This is repeated at least twice. This method typically takes between one and two hours. The patient is given a home kit which consists of custom molded trays which the dentist must produce requiring approximately 30 minutes of time for their teeth and enough gel material to continue the treatment for several days.

      The second method, which costs between $300 and $500, consists of the dentist making custom molds of the patient's teeth and providing the patient with gel material which is applied for one hour per day over a period of three to five weeks.

      The CoolBlue Tooth Whitening system is a professional whitening system marketed directly to dental offices. The technique used with this system is differentiated from the competition in the following manner.

      1. It uses blue Light Emitting Diodes (LED) to accelerate the whitening process.

      2. It requires a minimum amount of time in the dental chair, as the teeth are illuminated for only ten seconds which is enough to begin the whitening process.

      3. The patient goes home with our proprietary whitening rinse, which does not require custom trays, again reducing the time in the dentist's office.

      This method has advantages for both the dentist and patient. For the dentist, it requires less chair time, which increases the number of patients a dentist can see. It will also cost considerably less than the methods described above, and thus has the potential to increase the dentist's margin. From the patients' perspective, less chair time and lower costs are both very attractive.

      We believe that the sales initiative for this product will enable us to access an expanded number of dental offices, thereby providing an opening to sell our core product - the CompuDent system. It is our intention to make the CoolBlue Tooth Whitening system available in the second quarter of 2005.

      Consumer Tooth Whitening Product

      Ionic White(TM) Tooth Whitening system is a consumer product designed to whiten and brighten teeth. This product uses a proprietary formulation of whitening gels in conjunction with an intra-oral mouthpiece which contains a series of blue LEDs used to accelerate the whitening process. There are patents pending in the US and internationally on both the design and method of this product

      What differentiates this product from other over the counter (OTC) consumer products can be summed up in the following points:

      o The formulation of the whitening gels uses micropore gel, which is 1/10th the size of the typical molecules used in tooth whitening products. This allows the gels to enter the dentin tubules for superior whitening.

      o The unique construction of the intra-oral mouthpiece allows the gels to migrate to the top and bottom of the teeth as well as the front and back. OTC products, including whitening strips, typically whiten only the front of the teeth. As teeth are translucent, if the back of the teeth are stained, the teeth will not look white.

      o The initial process takes only 21 minutes. There will be a noticeable difference in the brightness of the teeth after just 21 minutes, and once the customer begins using the whitening rinse on a regular basis, their teeth will continue to whiten.

      o Following any whitening procedure, teeth will continue to stain, primarily due to coffee, tea and other items that cause chromagenic stain. The Ionic White system also uses a proprietary whitening rinse, which when used with the intra-oral mouthpiece, maintains white, bright teeth.

      There will be two products marketed. The first is the starter kit which will contain 3 applications of the whitening gels, the intra-oral mouthpiece as well as a 30 day supply of the whitening rinse. The second kit will include 3 applications of the whitening gels and another 30 - 60 day supply of the whitening rinse. The recurring revenue will come from customer who begin using the starter kit and want to maintain white, bright teeth.

      Milestone has reached an agreement with United Systems, a specialty manufacturer, to produce the Ionic White as well as to distribute the product on an exclusive, world wide basis. The agreement with United Systems calls for a minimum of one million starter kits over the first four years of the initial twenty-year contract period. United Systems in turn has entered into a distribution agreement with a major marketing company that specializes in television infomercials. This agreement calls for a minimum of two million starter kits over the four year term of the agreement. The marketing company also has access to retail slots with the major retailers in the US for products. The marketing company's goal is to begin placing the product into the retail outlets once the product has received adequate exposure via infomercials.

      Ionic White was launched via television infomercials in March 2005.

      The technology underlying our SafetyWand, the CompuFlo and an improvement to the controls for CompuDent were developed by our Director of Clinical Affairs and assigned to us. We purchased this technology pursuant to an agreement dated January 1, 2005, for, 43,424 shares of restricted common stock and $145,000 in cash, payable on April 1, 2005. In addition, he will receive additional deferred contingent payments of 2.5% of the total sales price of products using certain of these technologies, and 5% of the total sales price of products using certain other of the technologies. If products produced by third parties use any of these technologies (under license from us) then he will receive the corresponding percentage of the consideration received by us for such sale or license.

      The technology underlying our CoolBlue Professional Whitening and Ionic White Consumer Whitening Products was acquired from DaVinci Systems. We will pay a 7% royalty to Da Vinci Systems on the amounts paid to us by our joint venture partner as a result of its sale of the consumer whitening product.

      We will also pay a 5% fee to Strider Inc. on the amounts paid to us by our joint venture partner as a result of its sale of the consumer whitening product. Strider assisted in bringing the CoolBlue and Ionic White product lines to Milestone.

      Summary of Significant Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, stock based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

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

Results of Operations

      The consolidated results of operations for the year ended December 31, 2004 compared to 2003 reflect our focus on the development and implementation of our strategic sales and marketing initiatives in the United States. During 2004 we recruited and trained 22 sales personnel including three new sales managers and 19 inside and outside sales representatives. Our spending on marketing also increased through more aggressive advertising and greater attendance at industry tradeshows. Increased expenses associated with this expansion are in line with management's expectations and contribute to a greater loss compared to 2003.

      The following table sets forth for the periods presented, statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

                                                               Year Ended December 31,
                                                  ----------------------------------------------
                                                           2004                      2003
                                                  ----------------------    ---------------------
Net sales                                         $ 4,751,186     100.0%    $ 3,971,707    100.0%
Cost of Sales                                       2,415,826      50.8%      2,003,139     50.4%
Gross Profit                                        2,335,360      49.2%      1,968,568     49.6%
Selling, general and administration expenses        5,155,569     108.5%      3,483,439     87.7%
Closing of Deerfield facility                              --       0.0%         86,165      2.2%
Research & development                                187,992       4.0%        131,015      3.3%
Loss from operations                               (3,008,201)    -63.3%     (1,732,051)   -43.6%

Fiscal Year ended December 31, 2004 compared to year ended December 31, 2003

      Net sales for the years ended December 31, 2004 and 2003 were $4,751,186 and $3,971,707, respectively. The $779,479 or 19.6% increase is primarily related to a $164,454 or 25.3% increase in domestic sales of CompuDent and CompuMed, an increase of $77,330 or 12.8% in international CompuDent and CompuMed sales and a $516,910 or 20.7% increase in worldwide sales of the Wand handpieces. Total domestic sales, including CompuDent, CompuMed, handpieces, and our new CoolBlue products increased 20.8%, while total international sales increased by 16.8% in 2004.

      Cost of sales for the years ended December 31, 2004 and 2003 were $2,415,826 and $2,003,139, respectively. The $412,687 increase is primarily attributable to the additional cost of goods sold for the higher revenues previously discussed.

      For the year ended December 31, 2004, Milestone generated a gross profit of $2,335,360 or 49.2% as compared to a gross profit of $1,968,568 or 49.6% for the year ended December 31, 2003. The increase in total gross profit is related to the 19.6% increase in revenues. The slight decrease in gross profit percentage is the net result of improved margins from increased domestic sales as a percentage of total sales, offset by lower margins associated with bundled pricing offerings. Sales to foreign distributors are of higher volume but at a reduced margin.

      Selling, general and administrative expenses for the years ended December 31, 2004 and 2003 were $5,155,569 and $3,483,439, respectively. The $1,672,130 or 48.0% increase is primarily attributable to Milestone's continued execution of its strategy to develop our domestic sales force and distribution capacity. Sales headcount increased from 1 manager, 3 sales representatives and 10 independent contractors in 2003 to 4 sales managers, 19 inside sales representatives and 14 independent contractors. Accordingly, hiring and related employee expenses increased by $674,000, a 46.1% increase over the prior period. Legal and professional fees increased by $369,000 or 74.5% for legal fees relating to divisional patent protection for CompuFlo and SafetyWand products, advertising and marketing initiatives and investor relations expenses. The increases in these expenses were anticipated and in line with management's strategy of investing in revenue generating areas of the business.

      Research and development expenses for the years ended December 31, 2004 and 2003 were $187,992 and $131,015 respectively. These costs are associated with the development of Milestone's SafetyWand, CoolBlue and CompuFlo products.

      The loss from operations for the years ended December 31, 2004 and 2003 was $3,008,201 and $1,732,051, respectively. The $1,276,150 increase in loss from operations is explained above.

      Interest income of $80,867 was earned through December 31, 2004 compared with no interest income for the prior year. This difference was due to the change in cash balances related to the February equity placement.

      Interest expense of $69,530 was incurred for the year ended December 31, 2004 as compared to $680,857 for the year ended December 31, 2003. The decrease is mainly attributable to a $5 million debt to equity conversion on September 30, 2003 and a $1.4 million retirement of debt in the first quarter of 2004.

      The net loss for the year ended December 31, 2004 was $2,996,864 as compared to a net loss of $2,412,908 for the year ended December 31, 2003. The $583,956 increase in net loss is the result of planned increases in operating expenses explained above offset by lower debt service costs.

Liquidity and Capital Resources

      Public Offering. On February 17, 2004, we significantly improved our liquidity position by completing a $9.4 million public offering ($7.6 million after underwriter discount, underwriter non accountable expense allowance and other expenses). Overall, for the year ended December 31, 2004, we generated $7,818,919 from financing activities. This amount consisted of $7,868,919 of proceeds from the public offering, reduced by a $50,000 payment of notes payable. Additional costs of $248,815 related to the Public Offering were paid in 2003. The public offering consisted of the sale of 1,440,000 units at a price of $6.52 per unit. Each unit consisted of two shares of common stock and one warrant. The warrants included in the units are exercisable at any time after they become separately tradable until their expiration date, five years after the date of the closing of the public offering at an exercise price equal to $4.89 Some or all of the warrants may be redeemed by us at a price of $0.01 per warrant, by giving not less than 30 days notice to the holders of the warrants, which we may do at any time, beginning 6 months from the effective date of the offering after the closing price for our common stock on the principal exchange on which it trades (i.e. AMEX) has equaled or exceeded 200% of the price of our common stock on the effective date of the offering.

      Restructuring and additional financing. We also improved our liquidity position in 2004 by continuing the process, begun in 2003, of satisfying debt and paying liabilities through issuance of equity securities. We reached agreements with a major investor and our CEO and a principal vendor to satisfy approximately $2,541,000 of promissory notes, accrued interest, trade payables and deferred compensation through the issuance of common stock and proceeds from the public offering. In February 2004, to satisfy $640,000 of deferred compensation to the Company's CEO, approximately $1,700,000 in promissory notes and $200,000 of accounts payable, we issued 335,614 units at a price of $6.52 per unit and paid approximately $353,000 from the net proceeds received from the Public Offering. In April of 2004 we issued 1,106 shares of our common stock having a fair value of $2,500 to principal vendors in payment of trade payables. In August of 2004 we issued 36,331 shares of our common stock having a fair value of $70,411 to a principal vendor as partial payment for equipment. In May 2004 we paid out $52,033 in connection with the satisfaction of a 6% short term note payable of $50,000 plus accrued interest. In November 2004 we issued 58,200 shares of our common stock in satisfaction of a 6% short term note payable of $50,000 plus accrued interest. Lastly, in December 2004 we issued 15,151 shares of common stock having a fair value of $25,000 to two key employees and a principal vendor in recognition of contributions made during 2004.

      Use of proceeds of public offering; sales expansion efforts. The completed February 2004 public offering enabled us to execute our strategic plan of creating a domestic sales organization, expand marketing and advertising programs and invest in new product development. Some of the net proceeds of the offering were used to pay down promissory notes, the credit facilities, interest and deferred compensation as discussed above. The remainder of the proceeds are being used primarily to expand and support our domestic sales and marketing efforts for CompuDent and professional CoolBlue products, including a market focused sales organization penetrating the top 31 dental markets in the United States, new marketing and advertising campaigns, support the launch of the recently announced SafetyWand product line, expand international sales efforts and develop commercial models of products using other new subcutaneous injection technologies.

      The costs incurred in connection with execution of our sales expansion plan had near term negative effects on our liquidity. In contrast to the cost containment measures implemented in 2003, in 2004 our operating results reflect increased spending in the following areas:

            o Hired and trained 3 new sales managers and 19 combined inside and outside sales representatives to penetrate US dental market.

            o Contracted with advertising placement agencies and market research firm to maximize the effectiveness of our sales and marketing efforts.

            o Invested in research and development and patent protection on new and existing products including SafetyWand, CoolBlue and CompuFlo products.

      Operating overhead and cash flow results for 2004. As shown in the accompanying consolidated financial statements, we incurred a net loss of approximately $2,997,000 and a negative cash flow from operating activities of approximately $4,285,000 during the year ended December 31, 2004, both representing increases against 2003. Facilitated by the increased liquidity resulting from the proceeds of our February 2004 public offering, our selling, general and administrative expense for 2004 of $5,155,569 represents an increase in spending of $1,672,130 or 48%. As a percentage of revenue, selling, general and administrative expense grew from 88% in 2003 to 1.09% in 2004. As of December 31, 2004, we had cash and cash equivalents of $3,041,306. For the year ended December 31, 2004, our net cash used in operating activities was $4,284,869. This was attributable primarily to a net loss of $2,996,864 adjusted for noncash items of $135,264 and a change in operating assets and liabilities amounting to $1,423,269.

      For the year ended December 31, 2004, we used $496,021 in investing activities. These expenditures included a $350,529 purchase of fixed assets, a $75,536 payment to Spintech's shareholders, a subsidiary company of Milestone, to acquire Spintech's patent rights, and a $69,956 payment for the investment in a German based distributor.

      Need for additional capital. Although at December 31, 2004 our total stockholders' equity was $4,520,707, we need a net worth of $6,000,000 at June 30, 2005 to remain in compliance with continued listing requirements of the American Stock Exchange. Accordingly, during 2005, we intend to seek new sources of equity funding. However, we can give no assurance that we will be able to find new sources of funding on acceptable terms. The issuance of additional equity securities may impair the value of our stock. Further, if we fail to satisfy the American Stock Exchange's listing requirements with respect to stockholder equity, we could be delisted from the Exchange after June 30, 2005 or earlier if we fail to make progress consistent with the plan of recovery that we submitted to the Exchange. Any delisting would, in turn, make it more difficult for us to raise capital in the public markets.

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51 ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, special purpose entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN 46. Under the revised interpretation, the effective date was delayed to periods ending after March 15, 2004 for all variable interest entities, other than SPEs. The adoption of FIN 46 did not have an impact on our financial condition, results of operations or cash flows.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Shared-Based Payment ("FAS 123R"), which replace FAS 123 and supercedes APB No.
25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt FAS 123R beginning July 1, 2005. Under FAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company is currently assessing the impact that FAS 123R will have on our results of operations.

      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("FAS 151"). FAS 151 amends Accounting Research Bulletin no. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, FAS No 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. FAS 151 is effective for periods beginning January 1, 2006 and is not expected to have a significant impact on the Company's results of operations or financial position.

      In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions
("FAS 153"). FAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of FAS 153 is required on a prospective basis, for nonmonetary exchanges beginning after June 15, 2005. We do not expect this standard to have any impact on the Company's results of operations or financial position.

Item 7. Consolidated Financial Statements

      The financial statements of Milestone required by this item are set forth beginning on page F-1.

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 8A. Controls and Procedures

      A) Evaluation of Disclosure Controls and Procedures. Milestone's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of Milestone's "disclosure controls and procedures" (as defined in the Securities Exchange Act, Rule 13a-14a. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Milestone's disclosure controls and procedures were effective, as of the date of their evaluation, for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by Milestone under the Securities Exchange Act of 1934. There were no changes in our internal control over financial reporting that occurred during Milestone's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Milestone's internal control over fiscal reporting.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

      The current executive officers, directors and key personnel of Milestone and their respective ages as of March 30, 2005 are as follows:

NAME                                AGE                  POSITION                         DIRECTOR SINCE
Leonard A. Osser.................   57    Chairman and Chief Executive Officer                 1991
Stuart J. Wildhorn...............   47    President
Kevin T. Lusardi.................   48    Vice President and Chief Financial Officer
Mark Hochman, D.D.S..............   47    Director of Clinical Affairs
Eugene Casagrande, D.D.S.........   61    Director of Professional Relations
Paul Gregory(2)..................   70    Director                                             1997
Leonard M. Schiller(1)(2)........   63    Director                                             1997
Jeffrey Fuller(1)                   59    Director                                             2003
Leslie Bernhard(1)...............   60    Director                                             2003

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

      Kevin T. Lusardi has been our Vice President and Chief Financial Officer since June 2004. Mr. Lusardi is a CPA and holds a BA degree in Business Administration from Muhlenberg College. From 1986 until May 2004, Mr. Lusardi worked in the telecommunications industry spending 14 years with Verizon Wireless where he held progressive senior financial management positions and two years with Everest Broadband Networks as the Corporate Controller.

      Dr. Mark Hochman has been a clinical consultant to Milestone since 1997 and has served as the Director of Clinical Affairs and Director of Research and Development since 1999. He has a doctorate of dental surgery with advanced training in the specialties of periodontics and orthodontics from New York University College of Dentistry and has been practicing dentistry since 1984. He holds a faculty appointment as a clinical associate professor at NYU School of Dental Surgery. Dr. Hochman is a recognized world authority on advanced drug delivery systems, has published numerous articles in this area and is personally responsible for inventing much of the technology currently available from Milestone.

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

      To the best of Milestone's knowledge, based solely on review of the copies of such forms furnished to Milestone, or written representations that no other forms were required, Milestone believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) shareholders were complied with during 2004.

Code of Ethics

      Milestone has adopted a code of ethics that applies to Milestone's principal executive officer, principal financial officer and other persons performing similar functions. This code of ethics is posted on Milestone's web site at www.milesci.com.

Item 10. Executive Compensation.

      The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2004, 2003, and 2002 by (i) Milestone's Chief Executive Officer and (ii) the most highly compensated executive officers, other than the CEO, who were serving as executive officers at the end of the 2004 fiscal year and whose salary as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the "Named Executives") and may be provided to any person, without charge, upon a written request, made to Milestone's Chief Financial Officer.

                          SUMMARY OF COMPENSATION TABLE

                                               ANNUAL          COMMON     COMMON STOCK
                                            COMPENSATION       STOCK       UNDERLYING
                                               SALARY          AWARD        OPTIONS
NAME AND PRINCIPAL POSITION        YEAR          $               #             #
------------------------------   --------  --------------    ---------   --------------
Leonard A. Osser                   2004        300,000(1)
 Chief Executive Officer           2003        351,770(2)                    16,667
 and Chairman                      2002        351,800(3)                    16,667
Stuart J. Wildhorn                 2004        180,740        3,030(4)
 President                         2003        163,207
                                   2002        155,400                        2,333
Kevin T. Lusardi                   2004         81,599                       30,000
 Chief Financial Officer and
 Vice President
Thomas A. Stuckey                  2004        145,385
 Chief Financial Officer and       2003        144,835
 Vice President (6)                2002        136,267(5)                     2,333

      (1) Includes $150,000 in deferred compensation in accordance with his employment agreement to be paid in common stock and not paid until the termination of the agreement in 2010. Excludes $25,773 paid by Milestone to Marilyn Elson, a certified public accountant, in payment of tax services. Ms. Elson is the wife of Mr. Osser.

      (2) Includes $320,000 in deferred compensation but excludes $51,928 paid by Milestone to Marilyn Elson, a certified public accountant, in payment of tax services and assistance with preparation of the recently completed registration statement.

      (3) Includes  $320,000 in deferred  compensation but excludes $19,049 paid
      by  Milestone  to  Marilyn   Elson,   Mr.  Osser's  wife,  in  payment  of
      professional tax services.

      (4) On December 16, 2004, the Board of Directors approved a grant of 3,030 shares of restricted stock to Mr. Wildhorn. The dollar value of the grant reflected in the Summary Compensation Table is calculated by multiplying the shares by $1.65, the closing price of Milestone stock on the date of grant. Dividends are not paid on restricted stock. The value of these shares was $5,393 on December 31, 2004 based on a closing price of $1.78.

      (5) Includes a $20,000 bonus paid in 2002.

      (6) Mr. Stuckey was CFO until his resignation on June 9, 2004. Mr. Stuckey was paid a severance package through December 31, 2004

                                  STOCK OPTIONS

      The following tables show certain information with respect to incentive and non-qualified stock options granted in 2004 to Named Executives under Milestone's 1997 Stock Option Plan and the aggregate value at December 31, 2004 of such options. In general, the per share exercise price of all options is equal to the fair market value of a share of Common Stock on the date of grant.

               Option Grants In 2004 Individual Grants Of Options

                               NUMBER OF       PERCENT OF TOTAL
                            SHARES OF COMMON   OPTIONS GRANTED
                            STOCK UNDERLYING    TO EMPLOYEES     EXERCISE PRICE
NAME                            OPTIONS            IN 2004           ($/SH)        EXPIRATION DATE
----                            -------            -------           ------        ---------------
Stuart J. Wildhorn........      16,667(1)            20%             $4.92            05-09-09
Kevin T. Lusardi..........      30,000(1)            37%             $2.00            12-21-09

(1)   Options vest ratably one third on each anniversary date of the grant date

                     Aggregated 2004 Year End Options Values
                  For Options Granted Prior To And During 2004

                                  Number of Shares of
                                         Common
                                    Stock Underlying      Value of Unexercised
                                      Unexercised        In-The-Money Options At
                                 Options At 12-31-2004       12-31-2004 (1)
                                      Exercisable/            Exercisable/
                 Name                Unexercisable            Unexercisable

      Leonard A. Osser.........     16,667 / 50,000           $0 / $17,333
      Stuart J. Wildhorn.......     19,000 / 16,667             $0 / $0
      Kevin T. Lusardi.........        0 / 30,000               $0 / $0

(1) Based on the closing price on December 31, 2004 of $1.78 as quoted on the American Stock Exchange.

Employment Contracts

      In December 2003, Milestone entered into a new employment agreement with Mr. Osser for a five-year term commencing January 1, 2004. Under the new agreement Mr. Osser receives base compensation of $300,000 per year, payable one half in cash and one half in common stock valued at the average closing price of the common stock during the first 15 trading days in the month of December during each year of the term. While the number of shares to be issued will be determined each year, the stock will not be issuable until the end of the term of the agreement. In addition, Mr. Osser may earn annual bonuses up to an aggregate of $300,000, payable one half in cash and one half in common stock, contingent upon Milestone achieving predetermined annual operating cash flow, revenue and earnings targets. For 2005 he can earn a $100,000 bonus based upon Milestone achieving break-even cash flow from operations, a $100,000 bonus based upon Milestone achieving net revenues of $7,000,000 and a $100,000 bonus based upon Milestone achieving break-even earnings determined in accordance with generally accepted accounting principles. The cash flow bonus and the earnings bonus will not be payable to the extent that the payment thereof will reduce operating cash flow or earnings below break-even, respectively. For purposes of the agreement operating cash flow shall mean cash flow from operations plus accounts receivable increases and less accounts payable increases. Shares of common stock issued in partial payment of bonuses will be valued at the average closing price of the common stock during the first 15 trading days in the month of December during each year of the term. The stock portion of the bonus awards, if any, will be paid at the end of the term of the agreement.

      In addition, if during any year of the term of the agreement Mr. Osser earns a bonus under the above formula, he shall also be granted 5-year stock options to purchase twice the number of shares earned under the above formula, each such option to be exercisable at a price per share equal to the fair market value of a share on the date of grant (110% of fair market value if Mr. Osser is a 10% or greater stockholder on the date of grant). The options shall vest and become exercisable to the extent of one-third of the shares covered at the end of each of the first three years following the date of grant, but shall only be exercisable while Mr. Osser is employed by Milestone or within 30 days after the termination of his employment.

Compensation Of Directors

      Milestone paid no cash or stock based compensation to the directors in 2004. On March 19, 2005, Milestone awarded to each of its outside directors options expiring March 19, 2010 for the purchase of 20,000 shares of its common stock, exercisable immediately at $3.27 per share, with respect to the year starting with Milestone's 2004 annual meeting and ending with Milestone's 2005 annual meeting.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table, together with the accompanying footnotes, sets forth information, as of March 29, 2005, regarding stock ownership of all persons known by Milestone to own beneficially more than 5% of Milestone's outstanding common stock, Named Executives, all directors, and all directors and officers of Milestone as a group:

                                                    Shares of
                                                   Common Stock
                                                   Beneficially    Percentage of
            Name of Beneficial Owner (1)             Owned (2)       Ownership

    Executive Officers and Directors

    Leonard Osser...............................    1,673,146(3)       15.71%
    Stuart J. Wildhorn..........................       27,586(4)         *
    Paul Gregory................................       30,858(5)         *
    Leonard M. Schiller.........................       37,672(6)         *
    Jeffrey Fuller..............................       26,667(7)         *
    Leslie Bernhard                                    26,667(8)         *
    All directors & executive officers as a
      group (6 persons).........................    1,822,596          17.11%
    K. Tucker Andersen..........................    2,078,168(9)       19.51%

----------
*     Less than 1%

      (1) The  addresses  of the  persons  named in this  table are as  follows:
      Leonard A. Osser, and Stuart Wildhorn are both at 220 South Orange Avenue, Livingston Corporate Park, Livingston, NJ 07039; Thomas M. Stuckey, 19 Grant Avenue Highland Park, NJ 08904; Paul Gregory, Innovative Programs Associates Inc., 370 E. 76th Street, New York, New York 10021; Leonard M. Schiller, Schiller, Klein & McElroy, P.C., 33 North Dearborn Street, Suite 1030, Chicago, Illinois 60602; Jeffrey Fuller, Eagle Chase, Woodbury, NY 11797; Leslie Bernhard, AdStar, Inc., 4553 Glencoe Avenue, Suite 325, Marina del Rey, California 90292; K. Tucker Anderson, c/o Cumberland Associates LLC, 1114 Avenue of the Americas, New York, New York 10036.

      (2) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this annual report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercise or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on the number of all shares, including those underlying options exercisable within 60 days from the filing of this report held by the named individual, divided by 9,790,954 outstanding shares on December 31, 2004 and those shares underlying options exercisable within 60 days from the filing of this report.

      (3) Includes (i) 204,728 shares issuable upon exercise of stock options within 60 days of the date hereof, which are exercisable at $6.00 and 120,994 shares issuable upon the exercise of warrants within 60 days of the date hereof, which are exercisable at $4.89.

      (4) Includes 16,667 shares subject to stock options, exercisable within 60 days of the date hereof at $7.50 per share, 2,333 shares subject to stock options, exercisable within 60 days of the date hereof at $2.25 per share, 5,556 shares subject to stock options, exercisable within 60 days of the date hereof at $4.92 per share and 3,030 shares held by Mr. Wildhorn.

      (5) Includes 50 shares held by Mr. Gregory's wife, 4,141 shares subject to stock options, exercisable within 60 days of the date hereof at $4.83 per share, 6,667 shares subject to stock options, exercisable within 60 days of the date hereof at $1.50 per share and 20,000 shares subject to stock options, exercisable within 60 days of the date hereof at $3.27 per share..

      (6) Includes 4,141 shares subject to stock options, exercisable within 60 days of the date hereof at $4.83 per share, 6,667 shares subject to stock options, exercisable within 60 days of the date hereof at $1.50 per share, 20,000 shares subject to stock options, exercisable within 60 days of the date hereof at $3.27 per share and 6,864 shares held by Mr. Schiller.

      (7) Includes 6,667 shares subject to stock options, exercisable within 60 days of the date hereof at $1.50 per share and 20,000 shares subject to stock options, exercisable within 60 days of the date hereof at $3.27 per share.

      (8) Includes 6,667 shares subject to stock options, exercisable within 60 days of the date hereof at $1.50 per share and 20,000 shares subject to stock options, exercisable within 60 days of the date hereof at $3.27 per share.

      (9) Includes 393,559 shares subject to warrants all of which are exercisable within sixty (60) days of the date hereof at prices ranging from $3.75 to $9.00.

       Securities Authorized for Issuance Under Equity Compensation Plans

                      Equity Compensation Plan Information

      The following table summarizes the (i) options granted under the Milestone 1997 Stock Option Plan, and (ii) options and warrants granted outside the Milestone 1997 Stock Option Plan, as of December 31, 2004. The shares covered by outstanding options and warrants are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events. No other equity compensation has been issued.

                                                     Number of                              Number of
                                                    securities(1)        Weighted          securities(1)
                                                    to be issued         -average       remaining available
                                                   upon exercise      exercise price        for future
                                                   of outstanding      of outstanding     issuance under
                                                      options,           options,             equity
                                                    warrants and      warrants and         compensation
                                                       rights             rights               plans
                                                   --------------------------------------------------------
Equity compensation plans approved by
  stockholders (1):
Grants under our 1997 Stock Option Plan...........     256,116           $3.70              58,217
Equity compensation plans not approved by
  stockholders(2)
  Aggregate Individual Option Grants..............     463,297           $4.84              Not Applicable
    Total.........................................     719,413           $4.44

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

      In July, 2004 the Board of Directors approved the adoption of the 2004 Stock Option Plan. The 2004 Stock Option Plan provides for the grant of options to purchase up to 500,000 shares of Milestone's common stock. Options may be granted to employees, officers, directors and consultants of Milestone for the purchase of common stock of Milestone at a price not less than the fair market value of the common stock on the date of the grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant. As of December 31, 2004, no option grants were made out of the 2004 Stock Option Plan.

Item 12. Certain Relationships and Related Transactions

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

      On October 9, 2003 we reached an agreement to satisfy $1,265,545 of debt and accrued interest due to a major investor, K. Tucker Andersen, and $435,985 of debt and accrued interest and $640,000 of deferred compensation due to our Chief Executive Officer and Chairman, Leonard Osser. Of the total debt and accrued interest due to Messrs. Andersen and Osser, and the deferred compensation owed to Mr. Osser, $1,604,204 and $384,000 respectively were paid February 24, 2004 through the issuance of 241,988 and 61,350 units valued at the initial offering price. The remaining $97,326 of indebtedness to Messrs. Andersen and Osser and $256,000 of deferred compensation to Mr. Osser was paid in cash on February 23, 2004. The cash portion of the total payment represents the estimated tax on the interest and compensation.

      The technology underlying our SafetyWand, the CompuFlo and an improvement to the controls for the Compudent were developed by our Director of Clinical Affairs and assigned to us. We purchased this technology pursuant to an agreement dated January 1, 2005, for 43,424 shares of restricted common stock and $145,000 in cash, payable on April 1, 2005. In addition, he will receive additional deferred contingent payments of 2.5% of the totals sales price of products using certain of these technologies, and 5% of the total sales price of products using certain other of these technologies. If products produced by third parties use any of these technologies (under license from us) then he will receive the corresponding percentage of the consideration received by us for such sale or license.

      We have adopted a policy that, in the future, the audit committee must review all transactions with any officer, director or 5% shareholder.

Item 13. Exhibits

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

EXHIBIT
  NO.                                  DESCRIPTION
-------     --------------------------------------------------------------------

3.1         Certificate of Incorporation of Milestone (1)

3.2         Certificate of Amendment filed July 13, 1995 (2)

3.3         Certificate of Amendment filed December 6, 1996 (3)

3.4         Certificate of Amendment filed December 17, 1997 (4)

3.5         Certificate of Amendment filed July 23, 2003 (6)

3.6         Certificate of Amendment filed January 8, 2004. (6)

3.7         Certificate of Designation filed January 15, 2004 (6)

3.8         By-laws of Milestone (1)

4.1         Specimen stock certificate (2)

4.2         Intentionally Left Blank

4.3         Form of warrant agreement, including form of warrant (8)

10.1 Lease dated November 25, 1996 between Livingston Corporate Park Associates, L.L.C. and Milestone. (3)

10.2 to

10.25       Intentionally Left Blank

10.26       Letter from Leonard Osser,  dated April 15, 2003 deferring  payment.
            (5)

10.27 Letter from Morse, Zelnick, Rose & Lander LLP, dated April 2003 deferring payment. (6)

10.28 Line of Credit for $900,000 and extension of $500,000 line of credit, dated April 15, 2003. (6)

10.29       Agreement with DaVinci Systems dated July 30, 2003. (6)

10.30 Agreement with Mark Hochman and amendments thereto dated April 9, 1998, December 16, 1999, November 28, 2001, October 10, 2002 and
            December 19, 2003. (6)

10.31       Agreement with Strider dated September 3, 2003. (6)

10.32       Agreement  with Len Osser and K. Tucker  Andersen,  dated October 9,
            2003. (6)

10.33       Agreement  with Morse,  Zelnick,  Rose & Lander  dated  December 22,
            2003. (6)

10.34       Employment Agreement with Leonard Osser dated December 20, 2003. (6)

10.35       Agreement with United Systems dated October 20, 2004. *

10.36       Agreement with Mark Hochman dated as of January 1, 2005. *

10.37 Lease amendment dated April 28, 2004 between Livingston Corporate Park Associates, L.L.C. and Milestone. *

14          Code of Ethics (7)

23.1        Consent of Eisner LLP*

23.2        Consent of J. H. Cohn LLP*

31.1        Rule 13a-14(a) Certifications - Chief Executive Officer*

31.2        Rule 13a-14(a) Certifications - Chief Financial Officer*

32.1        Section 1350 Certifications- Chief Executive Officer*

32.2        Section 1350 Certifications- Chief Financial Officer*

----------
*     Filed herewith.

(1) Incorporated by reference to Milestone's Registration Statement on Form SB-2 No. 33-92324.

(2) Incorporated by reference to Amendment No. 1 to Milestone's Registration Statement on Form SB-2 No. 333-92324.

(3) Incorporated by reference to Milestone's Form 10-KSB for the year ended December 31, 1996.

(4) Incorporated by reference to Milestone's Form 10-KSB for the year ended December 31, 1999.

(5) Incorporated by reference to Milestone's Registration Statement on Form S-2 No. 333-110376, Amendment No. 1.

(6) Incorporated by reference to Milestone's Registration Statement on Form S-2 No. 333-110376, Amendment No. 3.

(7) Incorporated by reference to Milestone's Form 10-KSB for the year ended December 31, 2003.

(8) Incorporated by reference to Milestone's Registration Statement on Form S-2 No. 333-110367, Amendment No. 5.

Item 14. Principal Accountant Fees and Services

      Audit Fees

            The aggregate fees billed during 2004 and 2003 by J. H. Cohn LLP, Milestone's principal accountant through June 10, 2004 were $101,209 and $98,872 respectively, each covering the audit of our annual financial statements and the review of our financial statements for the first three quarters of each of these years. The aggregate fees billed since July 1, 2004 by Eisner LLP, Milestone's principal accountant since June 10, 2004, were approximately $100,000, covering the audit of our annual financial statements for 2004 and review of our financial statements for the second and third quarters of 2004.

      Audit-Related Fees

            Eisner LLP billed Milestone $5,850 in connection with the September 2004 S-3 filing. J. H. Cohn LLP billed Milestone $117,507 in connection with the February 2004 offering. Progress billing totaling $40,000 were billed as of December 31, 2003 and was included in deferred registration cost on December 31, 2003.

      Tax Fees

            There were no fees for services related to tax compliance, tax advice and tax planning billed by our principal accountants in 2003 and 2004.

      All Other Fees

            There were no other fees billed during 2003 and 2004 by Milestone's principal accountant.

      Audit Committee Administration of the Engagement

            The engagement with Eisner LLP, Milestone's principal accountant, was approved in advance by our Audit Committee. No non-audit services were approved by the audit committee in 2004.

      Hours expended on audit by persons other than Milestone's principal accountant's full time, permanent employees.

            The percentage of hours expended on audit by persons other than the Milestone's principal accountant's full time, permanent employees, did not exceed 50%.

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

                                    Milestone Scientific Inc.


                                    By: /s/ Leonard Osser
                                        ------------------------------------
                                        Chairman and Chief Executive Officer

Date: March 31, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 31, 2005 .

       Signature                    Date                       Title


  /s/ Leonard Osser            March 31, 2005      Chairman, and Chief Executive Officer
------------------------
     Leonard Osser


  /s/ Kevin T. Lusardi         March 31, 2005      Vice President and Chief Financial Officer
------------------------
      Kevin T. Lusardi


  /s/ Leonard Schiller         March 31, 2005      Director
------------------------
     Leonard Schiller


  /s/ Paul Gregory             March 31, 2005      Director
------------------------
     Paul Gregory


  /s/ Jeffrey Fuller           March 31, 2005      Director
------------------------
     Jeffrey Fuller


  /s/ Leslie Bernhard          March 31, 2005      Director
------------------------
     Leslie Bernhard

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Milestone Scientific, Inc.

We have  audited  the  accompanying  consolidated  balance  sheet  of  Milestone
Scientific, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Milestone Scientific, Inc. and subsidiaries as of December 31, 2004, and their consolidated results of operations and their cash flows for the year then ended, in conformity with United States generally accepted accounting principles.


/s/Eisner LLP

New York, NY
February 22, 2005, except as to Note R, the date of which is March 31, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Milestone Scientific, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders' deficiency and cash flows for the year ended December 31, 2003 of Milestone Scientific, Inc. and Subsidiaries. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Milestone Scientific, Inc. for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/J.H. Cohn LLP

Roseland, New Jersey
March 26, 2004

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004

                                     ASSETS
Current Assets:
  Cash and cash equivalents                                                    $  3,041,306
  Accounts receivable , net of allowance for doubtful accounts of $24,903           421,339
  Inventories                                                                       936,221
  Advances to contract manufacturer                                                  62,034
  Prepaid expenses                                                                  104,562
                                                                               ------------
        Total current assets                                                      4,565,462
  Investment in distributor, at cost                                                 69,956
  Equipment, net                                                                    612,263
  Patents, net                                                                      101,242
  Other assets                                                                       20,408
                                                                               ------------
        Total assets                                                           $  5,369,331
                                                                               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                             $    474,075
  Accrued expenses                                                                  224,549
                                                                               ------------
     Total current liabilities                                                      698,624
Deferred compensation payable to officer                                            150,000
                                                                               ------------
    Total liabilities                                                               848,624
                                                                               ------------

Commitments and contingencies

Stockholders' Equity
  Preferred stock, par value $.001; authorized 5,000,000 shares 8% Cumulative convertible preferred stock, par value $.001; authorized,
    issued and outstanding, 25,365 shares                                                25
  Common stock, par value $.001; authorized 50,000,000 shares; 9,824,287
    shares issued and 9,790,954 shares outstanding                                    9,824
Additional paid-in capital                                                       52,618,913
Accumulated deficit                                                             (47,196,539)
   Treasury stock, at cost, 33,333 shares                                          (911,516)
                                                                               ------------
     Total stockholders' equity                                                   4,520,707
                                                                               ------------
        Total liabilities and stockholders' equity                             $  5,369,331
                                                                               ============

See Notes to Consolidated Financial Statements

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                   2004            2003
                                                               ------------    ------------
Net sales                                                      $  4,751,186    $  3,971,707
Cost of sales                                                     2,415,826       2,003,139
                                                               ------------    ------------

Gross profit                                                      2,335,360       1,968,568

Selling, general and administrative expenses                      5,155,569       3,483,439
Closing of Deerfield, IL facility                                        --          86,165
Research and development expenses                                   187,992         131,015
                                                               ------------    ------------
                                                                  5,343,561       3,700,619
                                                               ------------    ------------

Loss from operations                                             (3,008,201)     (1,732,051)

Other income (expense)
  Interest income                                                    80,867              --
  Interest expense                                                  (69,530)       (680,857)
                                                               ------------    ------------
  Other income (expense), net                                        11,337        (680,857)
                                                               ------------    ------------

Net loss                                                         (2,996,864)     (2,412,908)

Dividends applicable to preferred stock                              (2,029)             --
                                                               ------------    ------------
Net loss applicable to common stockholders                     $ (2,998,893)   $ (2,412,908)
                                                               ============    ============

Loss per share applicable to common stockholders - basic
  and diluted                                                  $      (0.33)   $      (0.52)
                                                               ============    ============

Weighted average shares outstanding - basic
  and diluted                                                     9,147,634       4,672,266
                                                               ============    ============

See Notes to Consolidated Financial Statements

                   Milestone Scientific Inc. and Subsidiaries
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                     Years Ended December 31, 2004 and 2003

                                                    Preferred Stock           Common Stock        Additional
                                                 ---------------------   ---------------------     Paid-in        Accumulated
                                                  Shares      Amount      Shares      Amount       Capital          Deficit
                                                 ---------   ---------   ---------   ---------   ------------    ------------
Balance January 1, 2003                                                  4,244,457   $   4,244   $ 36,608,096    $(41,786,767)
Warrants issued pursuant to notes payable                                                              24,823
Amortization of stock options issued
  for future services
Common stock issued for payment of
  accounts payable                                                         102,195         102        502,698
Common stock issued for payment of
  outstanding debt and related interest                                  1,646,419       1,646      4,987,254
Common stock issued as additional
  consideration to noteholders                                              94,327          95        285,717
Preferred stock issued for payment of
  outstanding debt and related interest             25,365   $      25                                 25,089
Exercise of stock options                                                   19,000          19         57,731
Common stock issued under equity line                                       39,613          40        191,441
Stock fees                                                                                            (22,500)
Net loss                                                                                                           (2,412,908)
                                                 ---------   ---------   ---------   ---------   ------------    ------------
Balance, December 31, 2003                          25,365          25   6,146,011       6,146     42,660,349     (44,199,675)
Proceeds from equity financing, net                                      2,880,000       2,880      7,617,224
Common stock and warrants issued
  for payment of:
    Outstanding debt and related interest                                  492,087         492      1,603,712
    Accounts payable                                                        77,610          77        199,923
    Deferred compensation                                                  117,791         118        383,882
Common stock issued for payment of outstanding
  debt and related interest                                                 58,200          58         54,417
Common stock issued for equipment purchase                                  36,331          37         70,374
Common stock issued for payment of
  services rendered                                                         10,197          10         17,490
Common stock issued for payment of
  bonus & commissions                                                        6,060           6          9,994
Issuance of options for consulting services                                                             1,548
Net loss                                                                                                           (2,996,864)
                                                 ----------------------------------------------------------------------------
Balance, December 31, 2004                          25,365   $      25   9,824,287   $   9,824   $ 52,618,913    $(47,196,539)
                                                 ============================================================================


                                                   Unearned     Treasury
                                                 Compensation    Stock          Total
                                                 ------------  ----------    -----------
Balance January 1, 2003                           $  (20,000)  $ (911,516)   $(6,105,943)
Warrants issued pursuant to notes payable                                         24,823
Amortization of stock options issued
  for future services                                 20,000                      20,000
Common stock issued for payment of
  accounts payable                                                               502,800
Common stock issued for payment of
  outstanding debt and related interest                                        4,988,900
Common stock issued as additional
  consideration to noteholders                                                   285,812
Preferred stock issued for payment of
  outstanding debt and related interest                                           25,114
Exercise of stock options                                                         57,750
Common stock issued under equity line                                            191,481
Stock fees                                                                       (22,500)
Net loss                                                                      (2,412,908)
                                                  ----------   ----------    -----------
Balance, December 31, 2003                                --     (911,516)   $(2,444,671)
Proceeds from equity financing, net                                            7,620,104
Common stock and warrants issued
  for payment of:
    Outstanding debt and related interest                                      1,604,204
    Accounts payable                                                             200,000
    Deferred compensation                                                        384,000
Common stock issued for payment of outstanding
  debt and related interest                                                       54,475
Common stock issued for equipment purchase                                        70,411
Common stock issued for payment of
  services rendered                                                               17,500
Common stock issued for payment of
  bonus and commissions                                                           10,000
Issuance of options for consulting services                                        1,548
Net loss                                                                      (2,996,864)
                                                 ---------------------------------------
Balance, December 31, 2004                        $       --   $ (911,516)   $ 4,520,707
                                                 =======================================

See Notes to Consolidated Financial Statements

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                  2004            2003
                                                                              ------------    ------------
Cash flows from operating activities:
Net loss                                                                      $ (2,996,864)   $ (2,412,908)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                      50,920          26,101
  Amortization of debt discount and deferred financing costs                        51,003         289,119
  Amortization of unearned advertising cost                                             --          20,000
  Stock and options issued for compensation and consulting                          29,048              --
  Stock issued for interest on notes payable                                         2,700
  Bad debt expense                                                                   1,593
  Loss on disposal of fixed assets                                                      --          11,248
  Changes in operating assets and liabilities:
    (Increase) in accounts receivable                                              (34,032)       (149,465)
    (Increase) in inventories                                                     (509,510)       (307,420)
    Decrease in advances to contract manufacturer                                  166,463         159,438
    Decrease (increase) in prepaid expenses                                         12,622         (52,232)
    Decrease in other assets                                                         6,933           4,992
    (Decrease) increase in accounts payable                                     (1,015,516)        905,750
    (Decrease) increase in accrued interest                                        (83,532)        391,738
    Increase (decrease) in accrued expenses                                        139,303         (26,952)
    (Decrease) increase in deferred compensation                                  (106,000)        320,000
                                                                              ------------    ------------
       Net cash used in operating activities                                    (4,284,869)       (820,591)
                                                                              ------------    ------------

Cash flows from investing activities:
  Payment for capital expenditures                                                (350,529)        (35,268)
  Payment for intangible assets                                                    (75,536)             --
  Payment for investment in distributor                                            (69,956)             --
                                                                              ------------    ------------
       Net cash used in investing activities                                      (496,021)        (35,268)
                                                                              ------------    ------------

Cash flows from financing activities:
  Expenses relating to registering shares                                               --         (22,500)
  Proceeds from (payment for) equity financing, net                              7,868,919        (248,815)
  Proceeds from note payable - officer/stockholder                                      --         180,537
  Payments of note payable - officer/stockholder                                   (50,000)       (122,322)
  Proceeds from issuance of notes payable                                               --         900,000
  Proceeds from exercised options                                                                   57,750
  Proceeds from exercise of equity line, net of expenses                                           191,481
  Payments for deferred financing activities                                                       (86,678)
                                                                              ------------    ------------
       Net cash provided by financing activities                                 7,818,919         849,453
                                                                              ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             3,038,029          (6,406)
Cash and cash equivalents at beginning of year                                       3,277           9,683
                                                                              ------------    ------------
Cash and cash equivalents at end of year                                      $  3,041,306    $      3,277
                                                                              ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                      $     99,359    $         --
                                                                              ============    ============

  Cash paid during the year for taxes                                         $         --    $         --
                                                                              ============    ============

See Notes to Consolidated Financial Statements

Supplemental schedule of noncash financing activities:

In February 2004 Milestone issued 335,614 units in consideration for notes payable and accrued interest due to an officer and a shareholder of $1,604,204, accounts payable due to outside legal counsel of $200,000 and deferred compensation to an officer of $384,000. Each unit consisted of 2 shares of Milestone's common stock (671,228 shares of common stock) and a warrant.

As part of its payment for services in connection with the February 2004 public offering, Milestone issued to its outside general counsel 5-year options to purchase 160,000 common shares of at an exercise price of $3.26 per share and warrants to purchase 80,000 common shares of stock at an exercise price of $4.89.

In October 2004 in satisfaction of a $50,000 promissory note and accrued interest of $4,475, Milestone issued 58,200 shares of common stock.

In September 2004, Milestone issued 36,331 shares of common stock valued at $70,411 for the purchase of equipment.

In April and December 2004, Milestone issued 1,106 shares of common stock to a media placement company and 9,091 shares of common stock to a distributor for services rendered valued at $17,500.

In December 2004 we issued a total of 6,060 shares valued at $10,000 to two employees for payment of bonus and commissions which was recognized as expense in 2004.

During May 2004, Milestone issued 1,133 options for consulting services valued at $1,548 which was recognized as expense during the period.

In November 2004 we incurred a liability of $25,706 in connection with the acquisition of the minority interest in Spintech, a subsidiary of the Company.

In November 2003, Milestone issued 102,195 shares of common stock for payment of accounts payable totaling $502,800.

In October and November 2003, Milestone issued 94,327 shares of common stock with an estimated fair value of $285,812 to certain debt holders for agreeing to extend the maturity date of certain of our outstanding loans.

In September 2003, Milestone granted warrants to purchase 5,000 shares of common stock (with an estimated fair value of $10,400) in connection with a $50,000 credit facility provided by an existing investor. This resulted in an initial increase to debt discount and to additional paid-in capital.

During the nine months ended September 30, 2003 pursuant to the promissory note agreements, Milestone converted $206,989 of accrued interest into additional principal.

On September 30, 2003, in consideration for payment of $5,014,267 of aggregate debt and interest, Milestone issued 1,646,419 shares of common stock and $25,365 face amount of 8% cumulative convertible preferred stock.

In June 2003, Milestone granted warrants to purchase 53,419 shares of common stock (with an estimated fair value of $14,423) in connection with a $50,000 6% note payable provided by an existing investor. This resulted in an initial increase to debt discount and to additional paid-in capital.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- ORGANIZATION and BUSINSESS

      Milestone Scientific Inc. ("Milestone") was incorporated in the State of Delaware in August 1989. Milestone has developed a proprietary, computer-controlled anesthetic delivery system, through the use of The Wand, a single use disposable handpiece. The system is marketed in dentistry under the trademark CompuDent and Wand Plus and in medicine under the trademark CompuMed. CompuDent is suitable for all dental procedures that require local anesthetic. CompuMed and Wand Plus are suitable for many medical procedures regularly performed in Plastic Surgery, Hair Restoration Surgery, Podiatry, Colorectal Surgery, Dermatology, Orthopedics and a number of other disciplines. The systems are sold in the United States and in over 25 countries abroad. Milestone's products are manufactured by a third-party contract manufacturer.

      Milestone effected a 1-for-3 reverse stock split in its common stock, effective January 14, 2004, pursuant to previously obtained stockholder approval authorizing the board of directors to effect a reverse stock split in a ratio of up to 1-for-10. All share and per share information in these consolidated financial statements has been restated retroactively to reflect the 1 for 3 reverse split.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      1.    Principles of Consolidation

            The consolidated financial statements include the accounts of Milestone, its subsidiary, Spintech, and two inactive subsidiaries prior to the date of merger. On December 7, 2004 Milestone purchased the 35% minority interest in Spintech, and on December 10, 2004 the three subsidiaries were merged into the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The cost of the minority interest in Spintech of $101,242 has been allocated to patents which are being amortized over their remaining useful lives.

      2.    Cash and Cash Equivalents

            Milestone considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

      3.    Inventories

            Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market.

      4.    Equipment

            Equipment is recorded at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 7 years. The costs of maintenance and repairs are charged to operations as incurred.

      5.    Investments

            Investments in less than 20% owned entities are accounted for under the cost basis and are reviewed for impairment periodically.

      6.    Debt Issue Cost and Debt Discount

            Debt issue costs are deferred and amortized to interest expense over the term of the related loan on a straight-line method, which approximates the interest method. Debt discounts are offset against the principal balance and amortized using the straight-line method over the term of the related loan.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      7.    Impairment of Long-Lived Assets

            Milestone  reviews   long-lived   assets  for  impairment   whenever
            circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

      8.    Revenue Recognition

            Revenue is recognized net of discounts and allowances when title passes at the time of shipment and collectibility is reasonably assured and the Company has no further performance obligations.

      9.    Research and Development

            Research and development costs, which consist principally of new product development costs incurred to third parties, are expensed as incurred.

      10.   Advertising Expenses

            Milestone expenses  advertising costs as they are incurred.  For the
            years  ended  December  31,  2004  and  2003,   Milestone   recorded
            advertising expenses of $107,000 and $62,000, respectively.

      11.   Income Taxes

            Milestone  accounts  for  income  taxes  pursuant  to the  asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

      12.   Basic and diluted net loss per common share

            Milestone   presents   "basic"  earnings  (loss)  per  common  share
            applicable to common stockholders and, if applicable, "diluted" earnings per common share applicable to common stockholders pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, warrants, and the conversion of notes payable and preferred stock were issued during the period. Milestone has not included the common shares issuable upon conversion of the outstanding 25,365 preferred shares in the weighted average number of shares outstanding in the computation of basic loss per share because their effect would have been anti-dilutive. This treatment is in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

            Since Milestone had net losses for 2004 and 2003, the assumed effects of the exercise of outstanding stock options and warrants, and the conversion of notes payable and preferred stock into common stock at December 30, 2004 and 2003, were not included as their effect would have been anti-dilutive. Such outstanding options and warrants totaled 3,229,407 at December 31, 2004 and 1,309,920 at December 31, 2003.

            Net loss applicable to common stockholders is computed after providing for cumulative dividends applicable to preferred stock at a rate of 8% per year.

      13.   Use of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining the reported amounts of

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the allowance for doubtful accounts, inventory valuation, cash flow assumptions regarding evaluations for impairment of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

      14.   Fair Value of Financial Instruments

            The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, advances to contract manufacturer, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

      15    Accounting for Stock-Based Compensation

            Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees" ("APB 25"), which only requires charges to compensation expenses for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at the appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Milestone has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), to provide pro forma disclosures of net loss and loss per common share as if a fair value based method of accounting had been applied.

            If Milestone had elected to recognize compensation expense based upon the fair value at the grant date, consistent with the methodology prescribed by SFAS No. 123, pro forma net loss applicable to common stockholders and net loss per share applicable to common stockholders for the years ended December 31, 2004 and 2003 would have increased to the following pro forma amounts:

                                                                             December 31,
                                                                    ----------------------------
                                                                        2004            2003
                                                                    ------------    ------------
          Net loss applicable to common stockholders, as reported   $ (2,998,893)   $ (2,412,908)
          Deduct total stock-based employee compensation
          expenses determined under the fair value
          based method for all awards                                     27,660          46,416
                                                                    ------------    ------------

          Net loss applicable to common stockholders, pro forma     $ (3,026,553)   $ (2,459,324)
                                                                    ============    ============

          Loss per share applicable to common stock holders:
          Basic and diluted
            As reported                                             $      (0.33)   $      (0.52)
                                                                    ============    ============
            Pro forma                                               $      (0.33)   $      (0.53)
                                                                    ============    ============

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The weighted-average fair value of the individual options granted during 2004 and 2003 was estimated as $1.32 and $0.38, respectively, on the date of grant. The fair value for 2004 and 2003was determined using the Black-Scholes option-pricing model with the following assumptions:

                                                             December 31,
                                                            -------------
                                                         2004            2003
                                                        ------          -------
            Volatility                                     109%            135%
            Risk-free interest rate                        3.7%            2.5%
            Expected life                               5 years         5 years
            Dividend yield                                   0%              0%

            In accordance with the provisions of SFAS 123, all other issuances of common stock, stock options or other equity instruments to non-employees as consideration for goods or services received by Milestone are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options or similar equity instruments issued are estimated based on the Black-Scholes option-pricing model, which meets the criteria set forth in SFAS 123, and the assumption that all of the options or other equity instruments will ultimately vest. Such fair value is measured as of an appropriate date pursuant to the guidance in the consensus of the Emerging Issues Task Force ("EITF") for EITF Issue No. 96-18 (generally, the earlier of the date the other party become committed to provide goods or services or the date performance by the other party is complete) and capitalized or expensed as if Milestone had paid cash for the goods or services.

      16.   Concentration of Credit Risk

            Milestone's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable. Milestone places its cash with high quality credit institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone to credit risk consist principally of trade accounts receivable, as Milestone does not require collateral or other security to support customer receivables.

            Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management does not believe that significant credit risk exists with respect to accounts receivable at December 31, 2004.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C -- INVENTORIES

      Inventories consist of the following:

Finished goods                                       $  824,691
Component parts and other materials                     111,530
                                                     ----------
                                                     $  936,221
                                                     ==========

NOTE D -- ADVANCES TO CONTRACT MANFACTURER

      Advances to contract manufacturer represent deposits to our contract manufacturer to fund future inventory purchases. The balance of advances as of December 31, 2004 totaled $62,034.

NOTE E --EQUIPMENT

      Equipment consists of the following:

      Leasehold improvements                         $    5,363
      Artwork                                            85,550
      Office furniture and equipment                    101,092
      Trade show displays                                50,036
      Computers and software                            222,899
      Tooling equipment                                 355,263
                                                     ----------
        Total                                           820,203
      Less accumulated depreciation & amortization     (207,940)
                                                     ----------
                                                     $  612,263
                                                     ==========

      Depreciation expense was $50,920 and $26,101 for the years ended December 31, 2004 and December 31, 2003, respectively.

NOTE F - INVESTMENT IN DISTRIBUTOR

      In December 2004 the Company purchased a 19.9% equity interest in a German distribution company which is an affiliate of the Company's principal international distributor.

NOTE G -- NOTES PAYABLE TO OFFICER/STOCKHOLDER

      Notes payable to officer/stockholder of $358,215 at December 31, 2003 and accrued interest thereon of $77,770 representing obligations payable to our CEO, were satisfied through the issuance of 62,098 units at $6.52 per unit (see Note I), and cash payment of $31,107 in February 2004. Interest expense on these notes for the years ended December 31, 2004 and 2003 amounted to $ 3,360 and $28,109, respectively.

NOTE H -- NOTES PAYABLE

      Notes payable (current) at December 31, 2003 consisted of 8% promissory notes payable to two investors totaling $1,100,000 and a 6% promissory note in the principal amount of $50,000 ($41,186, net of debt discount of $8,814). Notes payable (non-current) at December 31, 2003 consisted of a 6% promissory note in the principal amount of $50,000 ($41,333 net of debt discount of $8,667).

      The $1,100,000 8% promissory notes payable and line of credit borrowings and accrued interest thereon of $165,545

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      were satisfied through the issuance of 183,946 units at $6.52 per unit (see Note I), and cash payment of $66,219 in February 2004. A $50,000 promissory note and accrued interest thereon of $2,033 was paid in May 2004. A $50,000 promissory note and accrued interest thereon of $4,475 was satisfied through the issuance of 58,200 shares of common stock in November 2004.

NOTE I - STOCKHOLDER'S EQUITY

PUBLIC OFFERING

      On February 17, 2004, Milestone completed a $9.4 million Public Offering ($7.6 million after underwriter discount, underwriter non accountable expense allowance and other expenses). The Public Offering consisted of the sale of 1,440,000 units at a price of $6.52 per unit. Each unit consisted of two shares of common stock and one warrant. The warrants included in the units are exercisable at any time after they became separately tradable until their expiration date, five years after the date of the closing of the Public Offering, at an exercise price equal to $4.89 (150% of the closing market price of Milestone's common stock on the pricing date of the Offering). Some or all of the warrants may be redeemed by Milestone at a price of $0.01 per warrant, by giving not less than 30 days notice to the holders of the warrants, which the Company may do at any time, beginning 6 months from the effective date of the offering after the closing price for the Company's common stock on the principal exchange on which it trades (i.e. AMEX) has equaled or exceeded 200% of the price of the Company's common stock on the effective date of the offering. The common stock included in the units and the warrants traded only as a unit for 30 days following the closing date of the Public Offering.

      Net proceeds of the Public Offering were used to pay down promissory notes, credit facilities, interest and deferred compensation. The Company intends to use the remainder of the proceeds primarily to expand and support sales and marketing efforts for CompuDent in the United States, including new marketing and advertising campaigns, support the launch of the recently announced SafetyWand product line, expand international sales efforts and develop commercial models of products using other advanced injection technology.

OTHER ISSUANCES OF COMMON STOCK

      During 2004, we issued common stock in payment of amounts due for goods and services, satisfaction of notes payable and as compensation to two employees and a key distributor for services during 2004:

      In June 2004 we issued 1,106 shares of common stock having a fair value of $2,500 in partial payment of services to be provided under 1 year public relations consulting agreement which amount was charged to expense in 2004.

      In August 2004 we issued 36,331 shares of common stock having a fair value of $70,411 in payment of trade accounts payable related to the purchase of fixed assets valued at $70,411

      In November 2004, Milestone satisfied the $50,000 promissory note and accrued interest at 6% of $4,475 by issuing 58,200 shares of common stock.

      In December 2004 we issued 6,060 shares having a fair value of $10,000 to two employees and 9,091 shares to a distributor having a fair value of $15,000.

PREFERRED STOCK

      The 25,365 shares of 8% convertible preferred stock outstanding at December 31, 2004 are each convertible into .1731 shares of common stock. If not converted earlier, the shares shall automatically convert into .1731 shares of common stock on November 1, 2005. The voting rights of the preferred stock holders are the same as those of the common stock holders.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OUTSTANDING WARRANTS

      At December 31, 2004 there were 2,205,604 warrants exercisable at price ranging from $1.56 to $9.00 per share expiring at various dates between January 31, 2005 through April 19, 2009.

      In February 2004, Milestone issued 1,775,614 warrants, exercisable at $4.89 through 2009 including 1,440,000 warrants issued as part of the public offering, 304,939 warrants issued to an officer and a shareholder in satisfaction of notes payable, accrued interest and deferred compensation and 30,675 warrants issued to outside general counsel in satisfaction of accounts payable.

      In April 2004, Milestone issued 80,000 warrants exercisable at $4.89 through 2009 to outside general counsel in consideration for services rendered in connection with the public offering.

SHARES RESERVED FOR FUTURE ISSUANCE

      At December 31, 2004 there were 4,246,292 shares reserved for future issuance including 814,333 shares underlying stock options available under the Plans, 3,427,569 shares underlying other stock options and warrants that were outstanding at December 31, 2004 and 4,390 shares underlying our Series A convertible preferred stock.

NOTE J -- STOCK OPTION PLAN

      In 1997, the Board of Directors approved the adoption of the 1997 Stock Option Plan. The 1997 Stock Option Plan provides for the grant of options to purchase up to 166,667 shares of Milestone's common stock. In 1999, the Plan was amended, providing for the grant of options to purchase up to 333,333 shares of Milestone's common stock. Options may be granted to employees, officers, directors and consultants of Milestone for the purchase of common stock of Milestone at a price not less than the fair market value of the common stock on the date of the grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant.

      In July 2004, the Board of Directors approved the adoption of the 2004 Stock Option Plan. The 2004 Stock Option Plan provides for the grant of options to purchase up to 500,000 shares of Milestone's common stock. Options may be granted to employees, officers, directors and consultants of Milestone for the purchase of common stock of Milestone at a price not less than the fair market value of the common stock on the date of the grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J (CONTINUED)

      Stock option plan activity during 2004 and 2003 is summarized below:

                                                    Shares of        Weighted
                                                   common stock      average
                                                   attributable   exercise price
                                                    to options      of options
                                                    ----------      ----------
       Options outstanding at January 1, 2003         247,281         $12.24
       Granted                                         51,668           1.20
       Exercised                                      (19,000)          3.04
       Forfeited                                      (45,167)         42.96
                                                     --------

       Options outstanding at December 31, 2003       234,782           4.66
                                                     --------         ------
       Granted                                         81,333           3.84
       Forfeited                                      (59,999)          7.63
                                                     --------
       Options outstanding at December 31, 2004       256,116         $ 3.70
                                                     ========         ======

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J (CONTINUED

      The following table summarizes information concerning outstanding and exercisable options at December 31, 2004.

                                               Remaining
              Exercise         Number         Contractual        Number
               Prices        Outstanding      Life (Years)     Exercisable

              $ .8700           16,667              3.0                0

                .9000            8,333              3.7            2,778

               1.5000           26,668              3.2           13,334

               1.6500           16,667              2.0                0

               2.0000           30,000              5.0                0

               2.2500           13,499              2.0           13,499

               2.6250           16,667              0.0           16,667

               3.6000            8,333              2.5            5,555

               4.8300            8,282              0.5            8,282

               4.9200           51,333              4.4                0

               5.4375            2,333              0.1            2,333

               6.0000           16,667              1.0                0

               6.5625           17,334              0.5           17,334

               7.5000           23,333              1.6           23,333

                               256,116                           103,115
                               =======                           =======

      The weighted-average exercise price of options exercisable at December 31, 2004 was $4.44.

NOTE K -- EMPLOYMENT CONTRACT AND DEFERRED COMPENSATION

      In January 2002, in consideration for payment of deferred compensation totaling $491,346 Milestone issued 625,000 units to its CEO. Each unit consisted of one share of Milestone's common stock and one warrant to purchase an additional share of common stock. The warrants are exercisable at $2.40 per share through January 31, 2003 and then at $3.00 per share through January 31, 2004 and thereafter at $6.00 per share through January 31, 2007.

      On December 20, 2003, Milestone entered into a new employment agreement with the CEO for a five-year term commencing January 1, 2004. Under the new agreement, the CEO will receive base compensation of $300,000 per year, payable one half in cash and one half in common stock valued at the average closing price of the common stock during the first 15 trading days in the month of December during each year of the term. While the number of shares to be issued will be determined each year, the stock will not be issuable until the end of the term of the agreement. In addition, the CEO may earn annual bonuses up to an aggregate of $300,000, payable one half in cash and one half in common stock,

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      contingent upon Milestone achieving predetermined annual operating cash flow, revenue and earning targets as defined in the employment agreement. No bonuses were earned in 2004.

      In addition, if during any year of the term of the agreement the CEO earns a bonus, he shall also be granted 5-year stock options to purchase twice the number of shares earned. Each such option is to be exercisable at a price per share equal to the fair market value of a share on the date of grant (110% of fair market value if the CEO is a 10% or greater stockholder on the date of grant). The options shall vest and become exercisable to the extent of one-third of the shares covered at the end of each of the first three years following the date of grant, but shall only be exercisable while the CEO is employed by Milestone or within 30 days after the termination of his employment.

      In accordance with the employment contract, deferred compensation of $150,000 has been recorded as of December 31, 2004 representing the value of 89,180 shares of common stock to be paid out at the end of the contract in an amount calculated by the terms of the agreement discussed above.

NOTE L -- LEGAL PROCEEDINGS

      On May 9, 2003, Milestone was served with a Breach of Contract Complaint. In the complaint, the plaintiff, Korman/Lender Management (landlord of the facility formerly used by Milestone in Deerfield, IL) sought damages plus costs, including attorney's fees, interest and continuing rental obligation. In March 2004, the parties reached an out of court settlement for $43,500 and exchanged mutual releases.

      In 2003, Milestone entered into a settlement with a former distributor whereby Milestone would provide the distributor with certain inventory. The settlement was paid in full in the second quarter of 2004.

      The effect of the settlements was recorded in 2003.

NOTE M -- CLOSING OF DEERFIELD, IL FACILITY

      In 2003 Milestone completed the closing our Deerfield facility, combined our operating facility with our corporate headquarters in Livingston, New Jersey and outsourced distribution and logistics to a third party, Design Centre of York, Pennsylvania. Related costs including moving expenses, the disposal of related fixed assets, employee related expenses and rent totaled $86,165 during 2003.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N -- INCOME TAXES

      Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 2004 and 2003 are as follows:

      Current assets and liabilities                   2004            2003
                                                       ----            ----
      Allowance for doubtful accounts              $     10,000    $     12,000
      Inventory alllowance                               11,000          59,000
      Accrued interest                                       --          92,000
                                                   ------------    ------------
      Subtotal                                           21,000         163,000
      Valuation allowance                               (21,000)       (163,000)
                                                   ------------    ------------
      Current deferred tax asset                   $         --    $         --
                                                   ------------    ------------

      Non-current assets and liabilities
      Net operating loss carryforward              $ 12,800,000    $ 12,000,000
      Warrants and options issued to consultants             --          43,000
                                                   ------------    ------------
                                                     12,800,000      12,043,000
      Valuation allowance                           (12,800,000)    (12,043,000)
                                                   ------------    ------------
      Non-current deferred tax asset (liability)   $         --    $         --
                                                   ------------    ------------

            The allowance increased by $615,000 and $1,071,000 for the years ended December 31, 2004 and 2003, respectively.

      As of December 31, 2004, Milestone has Federal and State net operating loss carryforwards of approximately $32,000,000 that will be available to offset future taxable income, if any, through December 2024. The utilization of Milestone's net operating losses may be subject to a substantial limitation due to the "change of ownership provisions" under
      Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization. Milestone has established a 100% valuation allowance for all of its net deferred tax assets due to the significant doubt that their benefit will be realized in the future.

NOTE O -- PRODUCT SALES AND SIGNIFICANT CUSTOMERS

      Milestone's sales by product and by geographical region are as follows:

                                            Year Ended December 31,
                                         -----------------------------
                                             2004              2003
                                             ----              ----

           CompuDent                     $ 1,496,318       $ 1,254,534
           Handpieces                      3,017,265         2,500,354
           Other                             237,603           216,819
                                         -----------       -----------
                                         $ 4,751,186       $ 3,971,707
                                         ===========       ===========

           United States                 $ 3,378,534       $ 2,796,453
           Canada                            267,678           172,435
           Other Foreign Countries         1,104,974         1,002,819
                                         -----------       -----------
                                         $ 4,751,186       $ 3,971,707
                                         ===========       ===========

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O (CONTINUED)

      During the years ended December 31, 2004 and 2003, Milestone had sales to one customer (a worldwide distributor of Milestone's products based in South Africa) of approximately $1,073,000 and $827,000, respectively. This represented 23% and 21% of the total net sales for 2004 and 2003, respectively. Accounts receivable from this customer amounted to approximately $327,830 representing 78% of net accounts receivable at December 31, 2004.

NOTE P -- COMMITMENTS AND CONTINGENCIES

      Lease Commitments

      Milestone leases office space under a noncancelable operating lease with a base rental of $87,808 per annum which was amended in April 2004 to extend the lease expiration date through June 30, 2009. This lease provides for escalations of Milestone's share of utilities and operating expenses. Milestone also leases office and telecom equipment under operating leases.

      Aggregate minimum rental commitments under noncancelable operating leases are as follows:

      Year Ending December 31,
      -------------------------
        2005                           $ 102,616
        2006                              94,480
        2007                              91,768
        2008                              91,768
        2009                              47,204
                                       ---------
                                       $ 427,836
                                       =========

      For the years ended December 31, 2004 and 2003, rent expense amounted to approximately $79,000 and $66,000, respectively.

      Since February 2003, we have had an informal agreement with a third party distribution and logistics center in Pennsylvania to handle our shipping and order fulfillment. Administration and fulfillment fees excluding shipping expenses and initial set up fees from the third party distributor were approximately $185,000 and $182,000 for the years ended December 31, 2004 and 2003 respectively.

      Contract Manufacturing Agreement

      Milestone has informal arrangements for the manufacture of its products. CompuDent and CompuMed units are manufactured for Milestone by Tricor Systems, Inc. pursuant to specific purchase orders. The Wand disposable handpiece is manufactured for Milestone in Mexico by Nypro Precision Assemblies ("NPA"), a subsidiary of Nypro Inc., pursuant to scheduled production requirements. The Wand Handpiece with Needle is supplied to Milestone by United Systems, which arranges for its manufacture by manufacturers in China. Milestone may expand its relationship with this supplier to include production of other types of handpieces. The termination of the manufacturing relationship with any of the above manufacturers could have a material adverse effect on Milestone's ability to produce and sell its products. Although alternate sources of supply exist and new manufacturing relationships could be established, Milestone would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, whether or not as a result of termination of such a relationship, would adversely affect Milestone.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Other Commitments

      The technology underlying our SafetyWand, the CompuFlo and an improvement to the controls for CompuDent were developed by our Director of Clinical Affairs and assigned to us. We purchased this technology pursuant to an agreement dated January 1, 2005, for, 43,424 shares of restricted common stock and $145,000 in cash, payable on April 1, 2005. In addition, he will receive additional payments of 2.5% of the total sales price of products using certain of these technologies, and 5% of the total sales price of products using certain other of the technologies. In addition, he is granted, pursuant to the agreement, an option to purchase, at fair market value on the date of the grant, 8,333 shares of our common stock upon the issuance of each additional patent relating to these technologies. If products produced by third parties use any of these technologies (under license from us) then he will receive the corresponding percentage of the consideration received by us for such sale or license.

      The technology underlying our CoolBlue Professional Whitening and Ionic White Consumer Whitening Products was acquired from DaVinci Systems. Under the terms of a licensing agreement, with a third party manufacturer, we will receive licensing fees resulting from the sales of the consumer whitening product. A royalty in the amount of 7% of our licensing fee will be paid to Da Vinci Systems. A royalty of 5% of our licensing fees generated from the sale of the consumer whitening product will be paid to Strider Inc. Strider assisted in bringing the CoolBlue and Ionic White product lines to Milestone.

NOTE Q -- CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      For the years ended December 31, 2004 and 2003, the Company paid $25,773 and $51,928 to the wife of Milestone's CEO, for professional services, principally related to income tax compliance.

NOTE R - SUBSEQUENT EVENTS

      On March 24, 2005 and subsequent days Milestone entered into binding Subscription Agreements for an approximately $3 million private placement of 101,044 Units to investors. Each Unit consisted of 10 shares of Common Stock and two Warrants. Each Warrant entitles the holder to purchase a share of Common Stock at $4.89 per share through the close of business on February 16, 2009. By March 31, 2004, Milestone had received approximately $1.78 million. I-Bankers Securities, Inc. acted as Placement Agent for Milestone in this transaction and will receive a fee of 7% of the proceeds and Warrants identical in terms to those issued to the investors, to purchase 10% of the shares of Common Stock included in the Units.