Form 10QSB
period 2005-03-31
MILESTONE SCIENTIFIC INC/NJ
filed 2005-05-17
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-14053

                           MILESTONE SCIENTIFIC, INC.
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

Yes |X| No |_|

As of May 13, 2005, the Registrant had a total of 10,928,850 shares of Common Stock, $.001 par value, outstanding.

                           FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-QSB, the words "may", "will", "should", "expect", "believe", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect Milestone's future plans of operations, business strategy, results of operations and financial condition. Milestone wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in Milestone's reports and registration statements filed with the Securities and Exchange Commission (the "Commission"). Milestone disclaims any intent or obligation to update such forward-looking statements.

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

                                      INDEX

                                                                                    PAGE
                                                                                    ----
PART I.    FINANCIAL INFORMATION

           ITEM 1.   Condensed Consolidated Financial Statements (unaudited)

                     Condensed Consolidated Balance Sheets
                        March 31, 2005 (Unaudited) and December 31, 2004               4

                     Condensed Consolidated Statements of Operations
                        Three Months Ended March 31, 2005 and 2004 (Unaudited)         5

                     Condensed Consolidated Statement of Changes in Stockholders'
                        Equity (Deficiency) Three Months Ended March 31, 2005          6

                     Condensed Consolidated Statements of Cash Flows
                        Three Months Ended March 31, 2005 and 2004 (Unaudited)         7

                     Notes to Condensed Consolidated Financial Statements              9

           ITEM 2.   Management's Discussion and Analysis or Plan of Operation        12

           ITEM 3.   Controls and Procedures                                          17

PART II.   OTHER INFORMATION

           ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds      18

           ITEM 5.   Other Information                                                18

           ITEM 6.   Exhibits                                                         18

SIGNATURES                                                                            20

CERTIFICATIONS                                                                        21

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,    December 31,
                                                                                     2005          2004*
                                                                                 (Unaudited)
                                                                                 ------------   ------------
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                     $  3,895,902   $  3,041,306
   Accounts receivable, net of allowance for doubtful accounts of $28,305
      in 2005 and $24,903 in 2004                                                     522,989        421,339
   Stock subscriptions receivable                                                   1,133,041
   Inventories                                                                        935,607        936,221
   Advances to contract manufacturer                                                   62,034         62,034
   Prepaid expenses                                                                   107,239        104,562
                                                                                 ------------   ------------
      Total current assets                                                          6,656,812      4,565,462
Investment in distributor, at cost                                                     69,956         69,956
Equipment, net                                                                        588,937        612,263
Patents, net                                                                          313,711        101,242
Other assets                                                                           18,839         20,408
                                                                                 ------------   ------------
         Total assets                                                            $  7,648,255   $  5,369,331
                                                                                 ============   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                              $    495,831   $    474,075
   Accrued expenses                                                                   352,593        224,549
                                                                                 ------------   ------------
      Total current liabilities                                                       848,424        698,624
Deferred compensation payable to officer                                              187,500        150,000
                                                                                 ------------   ------------
      Total liabilities                                                             1,035,924        848,624
                                                                                 ------------   ------------
Stockholders' Equity
   Preferred stock, par value $.001; authorized 5,000,000 shares 8% Cumulative convertible preferred stock, par value $.001; authorized, issued and
      outstanding, 25,365 shares                                                           25             25
   Common stock, par value $.001; authorized 50,000,000 shares; 10,961,598 shares issued and 10,928,265 shares outstanding in 2005, and 9,824,287
      shares issued and 9,790,954 shares outstanding in 2004                           10,962          9,824
   Additional paid-in capital                                                      55,588,342     52,618,913
   Accumulated deficit                                                            (48,075,482)   (47,196,539)
   Treasury stock, at cost, 33,333 shares                                            (911,516)      (911,516)
                                                                                 ------------   ------------
      Total stockholders' equity                                                    6,612,331      4,520,707
                                                                                 ------------   ------------
         Total liabilities and stockholders' equity                              $  7,648,255   $  5,369,331
                                                                                 ============   ============

See Notes to Condensed Consolidated Financial Statements

*    Derived from the audited financial statements as of December 31, 2004

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                                       March 31, 2005   March 31, 2004
                                                                       --------------   --------------
Net sales                                                                $1,457,903       $1,094,223
Cost of sales                                                               714,706          546,300
                                                                         ----------       ----------
Gross profit                                                                743,197          547,923

Selling, general and administrative expenses                              1,601,693          984,868
Research and development expenses                                            31,545           41,211
                                                                         ----------       ----------
                                                                          1,633,238        1,026,079
                                                                         ----------       ----------
Loss from operations                                                       (890,041)        (478,156)
Other income (expense)
   Interest income                                                           11,098           12,134
   Interest expense                                                              --          (52,771)
                                                                         ----------       ----------
   Other income (expense), net                                               11,098          (40,637)
                                                                         ----------       ----------
Net loss                                                                   (878,943)        (518,793)
Dividends applicable to preferred stock                                        (507)              --
                                                                         ----------       ----------
Net loss applicable to common stockholders                               $ (879,450)      $ (518,793)
                                                                         ==========       ==========
Loss per share applicable to common stockholders - basic and diluted     $    (0.09)      $    (0.07)
                                                                         ==========       ==========
Weighted average shares outstanding - basic
   and diluted                                                            9,882,041        7,566,255
                                                                         ==========       ==========

See Notes to Condensed Consolidated Financial Statements

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                               EQUITY (DEFICIENCY)
                        THREE MONTHS ENDED MARCH 31, 2005
                                   (Unaudited)

                                     Preferred Stock      Common Stock        Additional
                                    ----------------  ---------------------    Paid-in    Accumulated   Treasury
                                     Shares  Amount     Shares      Amount     Capital       Deficit      Stock       Total
                                     ------  ------   ----------  ---------  -----------  ------------  ---------  ----------
Balance, January 1, 2005             25,365    $25     9,824,287   $ 9,824   $52,618,913  $(47,196,539) $(911,516) $4,520,707
Common stock issued for payment of
   patent rights acquired                                 43,424        44        69,956                               70,000
Common stock issued for payment of
   vendor services                                        38,730        39        99,961                              100,000
Common stock issued for payment of
   consulting services                                    28,691        29        36,971                               37,000
Common stock issued for payment of
    employee compensation                                 16,026        16        33,317                               33,333
Proceeds from equity financing, net                     1,010,440     1,010     2,729,224                            2,730,234
Net loss                                                                                      (878,943)              (878,943)
                                     ------    ---    ----------   -------   -----------  ------------  ---------  ----------
Balance, March 31, 2005              25,365    $25    10,961,598   $10,962   $55,588,342  $(48,075,482) $(911,516) $6,612,331
                                     ======    ===    ==========   =======   ===========  ============  =========  ==========

See Notes to Condensed Consolidated Financial Statements

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                                                 2005          2004
                                                                              ----------   -----------
Cash flows from operating activities:
Net loss                                                                      $ (878,943)  $  (518,793)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation expense                                                           24,876         9,192
   Amortization of debt discount and deferred financing costs                         --        36,660
   Amortization of patents                                                         2,531
   Stock issued for compensation and consulting services                         170,333            --
   Bad debt expense                                                                3,402
   Changes in operating assets and liabilities:
      (Increase) in accounts receivable                                         (105,052)      (94,172)
      Decrease (increase) in inventories                                             614        (4,006)
      (Increase) in advances to contract manufacturer                                 --       (18,186)
      (Increase) decrease in prepaid expenses                                     (2,677)       40,704
      Decrease in other assets                                                     1,569         1,568
      Increase (decrease) in accounts payable                                     21,756      (578,544)
      (Decrease) in accrued interest                                                  --       (81,215)
      (Decrease) increase in accrued expenses                                    (56,956)       28,556
      Increase (decrease) in deferred compensation                                37,500      (218,500)
                                                                              ----------   -----------
         Net cash used in operating activities                                  (781,047)   (1,396,736)
                                                                              ----------   -----------

Cash flows from investing activities:
   Payment for capital expenditures                                               (1,550)      (93,189)
                                                                              ----------   -----------
         Net cash used in investing activities                                    (1,550)      (93,189)
                                                                              ----------   -----------

Cash flows from financing activities:
   Proceeds from equity financing, net                                         1,637,193     7,820,104
                                                                              ----------   -----------
      Net cash provided by financing activities                                1,637,193     7,820,104
                                                                              ----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        854,596     6,330,179
Cash and cash equivalents at beginning of period                               3,041,306         3,277
                                                                              ----------   -----------
Cash and cash equivalents at end of period                                    $3,895,902   $ 6,333,456
                                                                              ==========   ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                     $       --   $    97,326
                                                                              ==========   ===========

See Notes to Condensed Consolidated Financial Statements

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

Supplemental schedule of noncash investing and financing activities:

     On January 27, 2005 we issued 43,424 shares valued at $70,000 and recorded a $145,000 liability payable to our outside director of clinical affairs in satisfaction of a technology agreement to provide Milestone with patent rights.

     On February 11, 2005 we issued 3,084 shares valued at $7,000 to ValueRich Inc. in satisfaction of an agreement to provide Milestone with exhibition facilities.

     On March 8, 2005 we issued 7,408 shares valued at $20,000 (of which $1,667 was expensed in the three months ended March 31, 2005) to Dynamic Decisions, S.r.l. in satisfaction of consulting services to be provided under contract for a 12 month period ending in March, 2006. We also issued 1,852 shares valued at $5,000 to Investment Connections in satisfaction of professional services rendered.

     On March 8, 2005 we issued 9,965 shares valued at $ 23,333 to a former employee as part of a severance agreement.

     On March 22, 2005 we issued 8,811 shares to a consultant for professional business development services valued at $20,000 to be provided over the next 18 months (of which $3,333 was expensed in the three months ended March 31, 2005). We also issued 6,061 shares valued at $10,000 to an employee for payment of bonus.

     On March 23, 2005 we issued 38,730 shares to Design Center Inc, in satisfaction of $100,000 of payables owed in connection with warehousing and fulfillment services rendered.

     On March 31, 2005 we issued 7,536 shares to a consultant for professional services rendered during March valued at $20,000.

In March 2005, Milestone entered into binding Subscription Agreements for a $2,999,996 private placement of 101,044 units. Each unit consists of 10 shares of common stock and two warrants. At March 31, 2005, Milestone had remaining subscriptions receivable of $1,133,041. Proceeds from the private placements were recorded net of a 7% Placement Agent Fee of $209,978 and other offering expenses totaling $59,784 of which $40,000 was accrued at March 31, 2005.

In February 2004, Milestone issued 335,614 units in consideration for notes payable and accrued interest due to an officer and a shareholder of $1,604,204, accounts payable due to outside legal counsel of $200,000 and deferred compensation to an officer of $384,000. Each unit consisted of 2 shares of Milestone's common stock (671,228 shares of common stock) and a warrant.

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

     These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in Milestone's Annual Report on Form 10-KSB. The accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in the December 31, 2004 consolidated financial statements.

     In the opinion of Milestone, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly Milestone's financial position as of March 31, 2005 and the results of its operations for the three months ended March 31, 2005 and 2004.

     The results reported for the three months ended March 31, 2005 are not necessarily indicative of the results of operations which may be expected for a full year.

Note 2 - Private Placement:

     On April 4, 2005 Milestone completed a $2,999,996 private placement of 101,044 Units to accredited investors. Each Unit consisted of 10 shares of Common Stock and two Warrants. Each Warrant entitles the holder to purchase a share of Common Stock at $4.89 per share through the close of business on February 16, 2009. I-Bankers Securities, Inc. acted as Placement Agent for Milestone in this transaction and received a fee of $ 209,978 and 101,044 Warrants identical in terms to those issued to the investors. The Units, which are restricted securities and bear a restrictive legend, are subject to stop transfer restrictions. Total proceeds to Milestone after commissions and other expenses were $2,730,234 net of commissions and fees.

     Net proceeds from the offering will be used to fund Milestone's operations including ongoing sales and marketing programs, along with the development and bringing to market of new products.

Note 3 - Public Offering:

     On February 17, 2004, Milestone completed a $9.4 million Public Offering (proceeds of $7.6 million after underwriters' discount, underwriters' non accountable expense allowance and other expenses). The Public Offering consisted of the sale of 1,440,000 units at a price of $6.52 per unit. Each unit consisted of two shares of common stock (2,880,000 shares of common stock) and one warrant. The warrants included in the units are exercisable at any time after they became separately tradable on March 19, 2004 and until their expiration on February 20, 2009, five years after the date of the closing of the Public Offering, at an exercise price equal to $4.89 (150% of the closing market price of our common stock on the pricing date of the Offering). Some or all of the warrants may be redeemed by us at a price of $0.25 per warrant, by giving not less than 30 days notice to the holders of the warrants, which Milestone may do at any time, beginning 6 months after the effective date of the Offering and once the closing price for Milestone's common stock on the principal exchange on which it trades
     (AMEX) has equaled or exceeded 200% of the price of

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Milestone's common stock on the effective date of the Offering for any five consecutive trading days. The common stock included in the units and the warrants traded only as a unit until March 18, 2004, 30 days following the closing date of the Public Offering.

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

     Upon the closing of the Public Offering (February 23, 2004) Milestone satisfied $2,341,000 of obligations due to Milestone's CEO and a major investor as required by an October 2003 agreement. These obligations consisted of promissory notes, accrued interest and deferred compensation. Milestone satisfied these obligations by issuing to the major investor and Milestone's CEO 304,939 units including 609,878 shares of common stock at a price of $6.52 per unit and approximately $353,000 in cash. These units were issued with the same terms and price as those in the Public Offering.

     In February 2004, Milestone issued to its outside general counsel 30,675 units at a price of $6.52 per unit for payment of accounts payable for legal fees of $200,000. Furthermore as part of its payment for services in connection with the February 2004 public offering, Milestone issued to its outside general counsel 5-year options to purchase 160,000 shares of Common Stock at an exercise price of $3.26 per share and warrants to purchase 80,000 shares of Common Stock at an exercise price of $4.89.

     In May of 2004 Milestone awarded to Dr. Mark Hochman, its Director of Clinical Affairs, a one-time bonus of $200,000 in recognition of his contributions to the February 2004 public offering.

Note 4 - Stock Subscriptions Receivable:

     Stock subscriptions receivable represents the unpaid balance by March 31, 2005 of the stock subscriptions executed in March that were not funded at the end of the quarter. The full balance was received on April 4, 2005.

Note 5 - Inventories:

     Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market.

Note 6 - Basic and diluted net loss per common share:

     Milestone presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common shares is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, warrants, and the conversion of notes payable were issued during the period. Milestone has not included the common shares issuable upon conversion of the outstanding 25,365 preferred shares in the weighted average number of shares outstanding in the

                   MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     computation of basic loss per share because their effect would have been anti-dilutive. This treatment is in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

     Since Milestone had net losses for the three months ended March 31, 2005 and 2004, the assumed effects of the exercise of 3,595,475 and 1,309,920 outstanding stock options and warrants, and the conversion of notes payable and preferred stock into common stock at March 31, 2005 and 2004, were not included as their effect would have been anti-dilutive.

Note 7 - Significant Customer:

     Milestone had one foreign customer who accounted for approximately 21.9% and 20.9% of its net sales for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005, receivables from this customer were approximately 73.3% of Milestone's total accounts receivable.

Note 8 - Employee Stock Option Plan

      As of March 31, 2005, there were 317,116 outstanding options granted under the Milestone 1997 Stock Option Plan and no option grants were made out of the Milestone 2004 Stock Option Plan. Milestone accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the dates of grant. The following table illustrates net loss and loss per share if Milestone had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                               2005         2004
                                                            -----------   ---------
Net loss applicable to common stockholders, as reported     $  (879,450)  $(518,793)
Deduct total stock-based employee compensation
   expenses determined under the fair value
   based method for all awards                                  201,172       5,531
                                                            -----------   ---------
Net loss applicable to common stockholders, pro forma       $(1,080,622)  $(524,324)
                                                            ===========   =========

Loss per share applicable to common stock holders:

Basic and diluted

   As reported                                              $     (0.09)  $   (0.07)
                                                            ===========   =========
   Pro forma                                                $     (0.11)  $   (0.07)
                                                            ===========   =========

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in the quarters ended March 31, 2005 and 2004, respectively: dividend yield of 0%; expected volatility of 119.42 % and 135 %; risk free interest rate of 3.87 % and 2.5 %; and expected lives of 5 years.

During the three months ended March, 31, 2005, Milestone issued 80,000 stock options at an exercise price of $3.27.

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

OVERVIEW

      You should read the following discussions of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included elsewhere in this Form 10-QSB. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth in our Form 10-KSB for the year ended December 31, 2004.

     Milestone has succeeded in improving its liquidity by acquiring the capital necessary to grow our business and seize the market opportunity that our proprietary products have created. During 2004 and continuing in the first quarter of 2005, we have grown our revenue base both with our existing product line and the introduction of new products.

     Most of our revenues continue to be generated through sales of our CompuDent system and The Wand disposable handpiece used with that system. Revenues have been earned domestically and internationally through sales in more than 25 countries. While we are growing our revenues throughout the world, domestic CompuDent and handpiece sales have provided a growing portion of our revenues relative to international sales. This is an important metric as it validates the investment made in our domestic sales distribution. Also, we enjoy significantly higher margins on domestic sales compared to the lower per unit revenues we receive from our wholesale based international distribution network. We anticipate that this growing base of new customers will generate increased future sales of our disposable handpiece products. We believe that our ownership of the SafetyWand technology in the light of OSHA regulations issued pursuant to recent federal and state government legislation mandating needle stick safety standards positions us to become a leading provider for dentists and other health care professionals in the administration of local anesthesia thereby providing further revenue growth opportunities. In mid to late March we launched, through widely broadcast infomercials, our consumer tooth whitening product. The consumer tooth whitening market is one of the fastest growing dental market places. Our consumer tooth whitening product and the professional tooth whitening product which we expect to launch within the next 90 days, complement our existing product line. We believe they provide significant additional revenue opportunities. Revenues for the first quarter did not reflect sales of our consumer tooth whitening product since we are still building our productive capacity and have not yet begun shipping product to meet expected demand. We are also aggressively pursuing entrance into the medical arena with our epidural product. During the first quarter we have invested in business development efforts to further our progress in the medical equipment market space.

     Selling, general and administrative expenses for the first quarter sharply increased, reflecting the continued planned enhancement of our domestic dental sales capability and increased marketing and promotional efforts, including trade show appearances, for our dental products. The increase also reflects our continuing efforts to complete development of, and find marketing partners for, medical devices using our advanced technology, particularly our Compuflo(TM) epidural injection device.

     The following table shows a breakdown of our revenues, domestically and internationally, by product category, and the percentage of total revenue by each product category:

                                               Three Months Ended March 31,
                                       ----------------------------------------
                                               2005                 2004 (1)
                                       ------------------    ------------------
DOMESTIC
   CompuDent                           $  327,688    32.5%   $  133,620    18.1%
   Handpieces                             664,391    65.8%      549,169    74.2%
   Other                                   17,096     1.7%       56,689     7.7%
                                       ----------   -----    ----------   -----
Total Domestic                         $1,009,175   100.0%   $  739,478   100.0%
                                       ----------   -----    ----------   -----

INTERNATIONAL
   CompuDent                           $  173,067    38.6%   $  164,340    46.3%
   Handpieces                             268,581    59.8%      176,310    49.7%
   Other                                    7,080     1.6%       14,095     4.0%
                                       ----------   -----    ----------   -----
Total International                    $  448,728   100.0%   $  354,745   100.0%
                                       ----------   -----    ----------   -----

DOMESTIC/INTERNATIONAL ANALYSIS
   Domestic                            $1,009,175    69.2%   $  739,478    67.6%
   International                          448,728    30.8%      354,745    32.4%
                                       ----------   -----    ----------   -----
Totals                                 $1,457,903   100.0%   $1,094,223   100.0%
                                       ==========   =====    ==========   =====

(1) - Note: A portion ($85,560) of sales of CompuDent units previously reported for the three months ended March 31, 2004 have been reclassified from domestic to international

Summary of Significant Accounting Policies

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

Revenue Recognition

     Revenue is recognized when title passes at the time of shipment and collectibility based on a sales arrangement and the agreed upon price is reasonably assured.

Results of Operations

     The consolidated results of operations for the three months ended March 31, 2005 reflect growth of our user base and the initial additional expenditures necessary to further expand our customer base both domestically and abroad. The net loss for the three months ended March 31, 2005, represents a 69.6% additional loss from the same period in 2004.

The following table sets forth for the periods presented, statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

                                                      Three Months Ended March 31,
                                               ----------------------------------------
                                                       2005                 2004
                                               ------------------    ------------------
Net sales                                      $1,457,903   100.0%   $1,094,223   100.0%
Cost of Sales                                     714,706    49.0%      546,300    49.9%
Gross Profit                                      743,197    51.0%      547,923    50.1%
Selling, general and administration expenses    1,601,693   109.9%      984,868    90.0%
Research & development                             31,545     2.2%       41,211     3.8%
Loss from operations                             (890,041)  -61.1%     (478,156)  -43.7%

Three Months ended March 31, 2005 compared to three months ended March 31, 2004

     Net sales for the three months ended March 31, 2005 and 2004 were $1,457,903 and $1,094,223, respectively. The $363,680 or 33.2% increase is primarily related to a 145.2% or $194,068 increase in domestic CompuDent(R) sales combined with a 5.3% or $8,727 increase in international sales of CompuDent units. This increase shows the effect of our investment in our domestic sales force and marketing initiatives while maintaining a strong presence internationally. Worldwide hand piece sales increased by $207,493 or 28.6%. This growth is generated from our expanding base of CompuDent units in service and represents a continuing revenue stream since orders for disposable hand pieces are renewed on a monthly basis.

     Cost of sales for the three months ended March 31, 2005 and 2004 were $714,706 and $546,300, respectively. The $168,406 increase is attributable primarily to the additional cost of goods sold for the higher revenues previously discussed.

     For the three months ended March 31, 2005, Milestone generated a gross profit of $743,197 or 51.0% as compared to a gross profit of $547,923 or 50.1% for the three months ended March 31, 2004. Improvement in gross profit due to higher domestic sales in 2005 was in part offset by discounts related to promotional programs during the quarter.

     Selling, general and administrative expenses for the three months ended March 31, 2005 and 2004 were $1,601,693 and $984,868, respectively. The $616,825 or 62.6% increase is attributable primarily to Milestone's continued execution of its strategy to develop our domestic sales force and distribution capacity. Sales headcount increased from 1 manager, 3 sales representatives and 8 independent contractors at March 31, 2004 to 3 sales managers, 22 inside sales representatives and 8 independent contractors at March 31, 2005. Accordingly, hiring and related employee expenses including sales commissions increased by $382,294 or 114.7%. Selling, marketing and advertising expenses including, related travel and tradeshows, increased by $100,824 or 222.6%. Professional services and consulting expense increased by $46,978 or 50.7%, related to an investor relations contract commenced in the second quarter 2004 and business development services during the first quarter 2005 relating to the marketing of our medical product line. These increases reflect both increased spending in 2005 and the effects of cash constraints Milestone operated under prior to the February 2004 Public Offering.

     Research and development expenses for the three months ended March 31, 2005 and 2004 were $31,545 and $41,211, respectively. These costs are associated with the development of Milestone's SafetyWand(TM), CoolBlue(TM) Tooth Whitening System and CompuFlo(TM) products.

     The loss from operations for the three months ended March 31, 2005 and 2004 was $890,041 and $478,156, respectively. The $411,885 increase in loss from operations is the result of planned increases in operating expenses explained above.

      Interest income of $11,098 was earned in the three months ended March 31, 2005 compared to $12,134 earned for the same period of the prior year.

     There was no interest expense for the three months ended March 31, 2005 compared to interest expense of $52,771 for the three months ended March 31, 2004. The difference is attributable to the extinguishment of debt related to the February 2004 equity placement.

     The net loss for the three months ended March 31, 2005 was $878,943 as compared to a net loss of $518,793 for the year ended March 31, 2004. The $360,150 increase in net loss is explained above.

Liquidity and Capital Resources

          As shown in the accompanying condensed consolidated financial statements, Milestone incurred net losses of approximately $879,000 and $519,000 and negative cash flows from operating activities of approximately $781,000 and $1,397,000 during the three months ended March 31, 2005 and 2004, respectively. Milestone improved its liquidity position with the private placement of Units completed in April, 2005, as discussed below. However, although at March 31, 2005 our total stockholders' equity was $6.61 million, we need a net worth of $6,000,000 at June 30, 2005 to remain in compliance with continued listing requirements of the American Stock Exchange. We continue to seek new sources of equity funding, but can give no assurance that we will be able to find new sources of funding on acceptable terms. The issuance of additional equity securities may impair the value of our stock. Further, if we fail to satisfy the American Stock Exchange's listing requirements with respect to stockholder equity, we could be delisted from the Exchange after June 30, 2005 or earlier if we fail to make progress consistent with the plan of recovery that we submitted to the Exchange. Any delisting would, in turn, make it more difficult for us to raise capital in the public markets. As of May 10, 2005, the American Stock Exchange has informed us that it has placed us on a "watch list" for companies that fail to reach listing standards of $6 million of stockholder's equity for two consecutive quarters.

Private Placement

     On April 4, 2005 Milestone completed a $2,999,996 private placement of 101,044 Units to accredited investors. Each Unit consisted of 10 shares of Common Stock and two Warrants. Each Warrant entitles the holder to purchase a share of Common Stock at $4.89 per share through the close of business on February 16, 2009. I-Bankers Securities, Inc. acted as Placement Agent for Milestone in this transaction and received a fee of $ 209,978 and 101,044 Warrants identical in terms to those issued to the investors. The Units, which are restricted securities and bear a restrictive legend, are subject to stop transfer restrictions. Total proceeds to Milestone after commissions and other expenses were $2,730,734.

Cash flow results

     As of March 31, 2005, Milestone had cash and cash equivalents of $3,895,902 and working capital of $5,808,388.

     For the three months ended March 31, 2005, Milestone's net cash used in operating activities was $781,047. This was attributable primarily to a net loss of $878,943 adjusted for noncash items of $201,142 (of which $24,876 was depreciation expense and $170,333 was stock and options issued for compensation and consulting); a $105,052 increase in accounts receivable; a net $35,200 decrease in accounts payable and accrued expenses; and a $37,500 increase in deferred compensation.

     For the three months ended March 31, 2005, Milestone used $1,550 in investing activities for capital expenditures.

     For the three months ended March 31, 2005, Milestone generated $1,637,193 from financing activities.

     Management   believes  that  it  has  sufficient   resources  to  meet  its
obligations over the next twelve months.

ITEM 3. CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure Controls and Procedures. Milestone's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of Milestone's "disclosure controls and procedures" (as defined in the Securities Exchange Act, Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Milestone's disclosure controls and procedures were effective, as of the date of their evaluation, for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by Milestone under the Securities Exchange Act of 1934.

     b) Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Milestone's internal control over fiscal reporting.

                                     PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

     On January 27, 2005 we issued 43,424 shares valued at $70,000 to our outside director of clinical affairs in satisfaction of a technology agreement to provide Milestone with patent rights.

     On February 11, 2005 we issued 3,084 valued at $7,000 to ValueRich Inc. in satisfaction of an agreement to provide Milestone with exhibition facilities.

     On March 8, 2005 we issued 7,408 shares valued at $20,000 to Dynamic Decisions, S.r.l. in satisfaction of consulting services to be provided under contract for a 12 month period ending in March, 2006. We also issued 1,852 shares valued at $5,000 to Investment Connections in satisfaction of professional services rendered.

     On March 8, 2005 we issued 9,965 shares valued at $ 23,333 to a former employee as part of a severance agreement.

     On March 22, 2005 we issued 8,811 shares to a consultant for professional business development services valued at $20,000 to be provided over the next 18 months. We also issued 6,061 shares valued at $10,000 to an employee for payment of bonus.

     On March 23, 2005 we issued 38,730 shares to Design Center Inc, in satisfaction of $100,000 of payables owed in connection to warehousing and fulfillment services rendered.

     On March 31, 2005 we issued 7,536 shares to a consultant for professional services rendered during March valued at $20,000.

     On April 4, 2005 we completed a private placement of $2,999,996 of Units to accredited investors. The offering, which was previously reported in Milestone's annual report of Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2005, is described in Note 2 to the financial statements above, and that information is incorporated here by reference.

ITEM 5. OTHER INFORMATION

     On March 14, 2005 Milestone announced the March 12th launch of new Ionic White enhanced technology tooth whitening system.

      On March 21, 2005 Milestone announced the receipt of its initial order for 500,000 units of its Ionic White tooth whitening system.

ITEM 6. EXHIBITS

     The following exhibits are filed herewith:

     4.1 Form of Subscription Agreement used in connection with the private placement of Units, March 2005.

     4.2 Form of warrant issued in connection with the private placement of Units, March 2005.

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

                                        MILESTONE SCIENTIFIC INC.
                                        -------------------------
                                                Registrant


                                        /s/ Leonard Osser
                                        ----------------------------------------
                                        Leonard Osser Chairman and
                                        Chief Executive Officer


                                        /s/ Kevin T. Lusardi
                                        ----------------------------------------
                                        Kevin T. Lusardi, Vice President and
                                        Chief Financial Officer

Dated: May 17, 2005