Form 10QSB
period 2005-06-30
MILESTONE SCIENTIFIC INC/NJ
filed 2005-08-15
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Mark One

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-14053

MILESTONE SCIENTIFIC, INC.
(Exact name of Registrant as specified in its charter)

Delaware State or other jurisdiction or organization)	13-3545623 (I.R.S. Employer Identification No.)

220 South Orange Avenue, Livingston, New Jersey 07039
(Address of principal executive office) (Zip Code)

(973) 535-2717
(Registrant’s telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|    No |_|

As of August 15, 2005, the Registrant had a total of 11,352,704 shares of Common Stock, $.001 par value, outstanding.

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-QSB, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect Milestone’s future plans of operations, business strategy, results of operations and financial condition. Milestone wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in Milestone’s reports and registration statements filed with the Securities and Exchange Commission (the “Commission”). Milestone disclaims any intent or obligation to update such forward-looking statements.

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

I N D E X

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (Unaudited)	December 31, 2004*

ASSETS
Current Assets:
Cash and cash equivalents	$4,513,114	$3,041,306
Accounts receivable, net of allowance for doubtful accounts of $36,672
in 2005 and $24,903 in 2004	557,947	421,339
Royalty receivable	219,210	—
Inventories	1,050,247	936,221
Advances to contract manufacturer	320,216	62,034
Prepaid expenses	96,586	104,562

Total current assets	6,757,320	4,565,462
Investment in distributor, at cost	69,956	69,956
Equipment, net	582,025	612,263
Patents, net	326,522	101,242
Other assets	17,270	20,408

Totals	$7,753,093	$5,369,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$356,896	$474,075
Accrued expenses	440,224	224,549

Total current liabilities	797,120	698,624
Deferred compensation payable to officer	225,000	150,000

Total liabilities	1,022,120	848,624

Stockholders’ Equity:
Preferred stock, par value $.001; authorized 5,000,000 shares
8% cumulative convertible preferred stock, par value $.001; authorized,
issued and outstanding, 25,365 shares	25	25
Common stock, par value $.001; authorized 50,000,000 shares; 11,386,037 shares issued and 11,352,704 shares outstanding in 2005, and 9,824,287
shares issued and 9,790,954 shares outstanding in 2004	11,386	9,824
Additional paid-in capital	56,496,350	52,618,913
Accumulated deficit	(48,865,272)	(47,196,539)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)

Total stockholders’ equity (deficiency)	6,730,973	4,520,707

Totals	$7,753,093	$5,369,331

See notes to Condensed Consolidated Financial Statements

*Derived from the audited financial statements as of December 31, 2004.

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Products sales, net	$1,456,731	$1,188,022	$2,914,634	$2,282,245
Royalty income	219,210	—	219,210	—

Total revenue	1,675,941	1,188,022	3,133,844	2,282,245

Cost of products sold	538,604	769,383	1,253,310	1,315,683
Royalty expense	26,305	—	26,305	—

Total costs	564,909	769,383	1,279,615	1,315,683

Gross profit	1,111,032	418,639	1,854,229	966,562

Selling, general and administrative expenses	1,854,562	1,211,917	3,456,255	2,196,785
Research and development expenses	69,844	52,409	101,389	93,621

	1,924,406	1,264,326	3,557,644	2,290,406

Loss from operations	(813,374)	(845,687)	(1,703,415)	(1,323,844)

Other income (expense)
Interest income	23,584	28,876	34,682	41,010
Interest expense	—	(10,867)	—	(63,638)

Other income (expense) net	23,584	18,009	34,682	(22,628)

Net loss	(789,790)	(827,678)	(1,668,733)	(1,346,472)

Dividends applicable to preferred stock	(507)	—	(1,014)	—

Net loss applicable to common stockholders	$(790,297)	$(827,678)	$(1,669,747)	$(1,346,472)

Loss per share applicable to common
stockholders - basic and diluted	$(0.07)	$(0.09)	$(0.16)	$(0.16)

Weighted average shares outstanding - basic
and diluted	10,931,052	9,690,365	10,410,451	8,591,279

See Notes to Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total

	Shares	Amount	Shares	Amount

Balance, January 1, 2005	25,365	$25	9,824,287	$9,824	$52,618,913	$(47,196,539)	$(911,516)	$4,520,707
Common stock issued for payment of
patent rights acquired			43,424	44	87,289			87,333
Common stock issued for payment of
vendor services			38,730	39	99,961			100,000
Common stock issued for payment of
consulting services			99,362	100	128,529			128,629
Common stock issued for payment of
employee compensation			23,461	23	34,977			35,000
Common stock issued for exercised option			333	0	749			749
Proceeds from equity financings, net			1,356,440	1,356	3,525,932			3,527,288
Net loss						(1,668,733)		(1,668,733)

Balance, June 30, 2005	25,365	$25	11,386,037	$11,386	$56,496,350	$(48,865,272)	$(911,516)	$6,730,973

See Notes to Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004

Cash flows from operating activities:
Net loss	$(1,668,733)	$(1,346,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49,700	17,140
Amortization of debt discount and deferred financing costs	—	46,294
Amortization of patents	7,053	—
Stock issued for compensation and consulting services	263,629	1,548
Bad debt expense	11,769	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(148,377)	(119,619)
(Increase) in royalty receivable	(219,210)	—
(Increase) in inventories	(114,026)	(109,637)
(Increase) decrease in advances to contract manufacturer	(258,182)	112,997
Decrease (increase )in prepaid expenses	7,976	(3,295)
Decrease (increase) in other assets	3,138	(142)
(Decrease) in accounts payable	(117,179)	(604,858)
(Decrease) in accrued interest	—	(82,015)
Increase in accrued expenses	215,675	255,084
Increase (decrease) in deferred compensation	75,000	(181,000)

Net cash used in operating activities	(1,891,767)	(2,013,975)

Cash flows from investing activities:
Payment for capital expenditures	(19,462)	(324,767)
Payment for patent rights	(145,000)	—

Net cash used in investing activities:	(164,462)	(324,767)

Cash flows from financing activities:
Proceeds from equity financings, net	3,528,037	7,620,104
Payments of note payable - officer/stockholder	—	(50,000)

Net cash provided by financing activities	3,528,037	7,570,104

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,471,808	5,231,362
Cash and cash equivalents beginning of period	3,041,306	3,277

Cash and cash equivalents end of period	$4,513,114	$5,234,639

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$99,359

See Notes to Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
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

         On March 8, 2005 we issued 7,408 shares valued at $20,000 (of which $6,667 was expensed in the six months ended June 30, 2005) to Dynamic Decisions, S.r.l. in satisfaction of consulting services to be provided under contract for a 12 month period ending in March, 2006.

         On March 8, 2005 we issued 2,204 shares valued at $5,000 to Investment Connections in satisfaction of professional services rendered.

         On March 8, 2005 we issued 9,965 shares valued at $23,333 to a former employee as part of a severance agreement.

         On March 22, 2005 we issued 8,811 shares to a consultant for professional business development services valued at $20,000 to be provided over the next 18 months (of which $6,666 was expensed in the six months ended June 30, 2005). We also issued 6,061 shares valued at $10,000 to an employee for payment of bonus.

         On March 23, 2005 we issued 38,730 shares to Design Center Inc, in satisfaction of $100,000 of payables owed in connection with warehousing and fulfillment services rendered.

         On March 31, 2005 we issued 7,536 shares valued at $20,000 to a consultant for professional services rendered during March. On June 6, 2005, we issued another 7,536 shares valued at $20,000 to the same consultant for professional services rendered during April.

         On April 4, 2005, Milestone completed a $2,999,996 private placement of 101,044 units to accredited investors. Each unit consists of 10 shares of common stock and two warrants. Proceeds from the private placements were recorded net of a 7% placement agent fee of $209,978 and other offering expenses totaling $44,257.

         On June 27, 2005 we issued 7,435 shares valued at $20,000 to an employee as part of annual compensation.

         On June 30, 2005 we issued 62,783 shares valued at $180,000 to a consultant for advertising and marketing services to be rendered in a twelve-month period from April 2005.

         On June 30, 2005, Milestone completed an $847,960 private placement of 34,000 units to accredited investors. Each unit consists of 10 shares of common stock and two warrants. Proceeds from this private placement were recorded net of a fee of $50,878 and 600 identical units to the investment adviser. Dynamic Decisions acted as investment adviser to Milestone in this transaction and received a fee of $50,878 and 600 Units, which are substantially the same form as those issued to the investors. Total proceeds from this private placement, after commissions and other expenses, were $797,054.

         In February 2004, Milestone issued 335,614 units in consideration for notes payable and accrued interest due to an officer and a shareholder of $1,604,204, accounts payable due to outside legal counsel of $200,000 and deferred compensation to an officer of $384,000. Each unit consisted of 2 shares of Milestone’s common stock (671,228 shares of common stock) and a warrant.

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

         In May 2004, the Company issued 43,335 options to various consultants for current and future services valued at $106,078 of which $1,548 was recognized as expense during the period.

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Summary of accounting policies:

The unaudited condensed consolidated financial statements of Milestone Scientific Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in Milestone’s Annual Report on Form 10-KSB. The accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in the December 31, 2004 consolidated financial statements.

In the opinion of Milestone, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly Milestone’s financial position as of June 30, 2005 and the results of its operations for the three and six months ended June 30, 2005 and 2004.

The results reported for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations which may be expected for a full year.

Note 2 – Private Placement:

On June 30, 2005 Milestone completed an $847,960 private placement of 34,000 Units to accredited investors. Each Unit consists of 10 shares of Common Stock and two Warrants. Each Warrant entitles the holder to purchase a share of Common Stock at $4.89 per share through the close of business on February 16, 2009. Dynamic Decisions acted as investment adviser to Milestone in this transaction and received a fee of $50,878 and 600 Units, which are substantially the same form as those issued to the investors. Total proceeds from this private placement, after commissions and other expenses, were $797,054.

On April 4, 2005 Milestone completed a $2,999,996 private placement of 101,044 Units to accredited investors. Each Unit consisted of 10 shares of Common Stock and two Warrants. Each Warrant entitles the holder to purchase a share of Common Stock at $4.89 per share through the close of business on February 16, 2009. I-Bankers Securities, Inc. acted as placement agent for Milestone in this transaction and received a fee of $209,978 and 101,044 Warrants identical in terms to those issued to the investors. Total proceeds to Milestone after commissions and other expenses were $2,730,234.

Net proceeds from these offerings will be used to fund Milestone’s operations including ongoing sales and marketing programs, along with the development and bringing to market of new products.

Note 3 – Royalty Receivable:

Royalty receivable represents the royalty due from United Systems, Inc, the licensee of our proprietary consumer dental whitening product, which is sold under our distributor’s trademark, Ionic White™. This receivable was collected on July 29, 2005.

Note 4 – Inventories:

Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market.

Note 5 – Basic and diluted net loss per common share:

Milestone presents basic earnings (loss) per common share and, if applicable, diluted earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic earnings (loss) per common shares is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, warrants, and the conversion of notes payable were issued during the period. Milestone has not included the common shares issuable upon conversion of the outstanding 25,365 preferred shares in the weighted average number of shares outstanding in the computation of basic loss per share because their effect would have been anti-dilutive. This treatment is in accordance with the “two class” method of computing earnings (loss) per share set forth in SFAS 128.

Since Milestone had net losses for the three and six months ended June 30, 2005 and 2004, the assumed effects of the exercise of 3,589,256 and 3,249,692 outstanding stock options and warrants, and the conversion of notes payable and preferred stock into common stock at June 30, 2005 and 2004, were not included as their effect would have been anti-dilutive.

Note 6 – Significant Customer:

Milestone had one foreign customer who accounted for approximately 16% and 19% of its net sales for the three and six months ended June 30, 2005, respectively and approximately 23% and 21% for the three and six months ended June 30, 2004, respectively. At June 30, 2005, receivables from this customer were approximately 83% of Milestone’s total accounts receivable.

Note 7 –Employee Stock Option Plan

As of June 30, 2005, there were 286,783 outstanding options granted under the Milestone 1997 Stock Option Plan and no option grants had been made under the Milestone 2004 Stock Option Plan. Milestone accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the dates of grant. The following table illustrates net loss and loss per share if Milestone had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net loss applicable to common stockholders, as reported	$(790,297)	$(827,678)	$(1,669,747)	$(1,346,472)
Deduct total stock-based employee compensation
expenses determined under the fair value
based method for all awards	27,016	19,842	228,188	25,373

Net loss applicable to common stockholders, pro forma	$(817,313)	$(847,520)	$(1,897,935)	$(1,371,845)

Loss per share applicable to common stockholders:
Basic and diluted
As reported	($0.07)	($0.09)	($0.16)	($0.16)

Pro forma	($0.07)	($0.09)	($0.18)	($0.16)

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in the quarters ended June 30, 2005 and 2004, respectively: dividend yield of 0%; expected volatility of 123.18 % and 90%; risk free interest rate of 3.87% and 2.5%; and expected lives of 5 years.

During the six months ended June 30, 2005, Milestone issued 80,000 stock options at an exercise price of $3.27.

Note 8 –Agreements to Issue Common Stock and Stock Option

         On May 18, 2005, Milestone issued to Ionic White, Inc., its marketing partner for a consumer tooth whitening product, 3-year options to purchase 100,000 shares of Milestone common stock at $4.89 per share. The options are not exercisable unless the marketing partner purchases at least 2,000,000 starter kits for the registrant’s consumer tooth whitening system during the twelve month period beginning July 1, 2005. If 2,000,000 starter kits are purchased during that period, options to purchase 10,000 shares become exercisable. If 2,500,000 starter kits are purchased during that period, options to purchase an aggregate of 50,000 shares become exercisable. If 3,000,000 starter kits are purchased during that period, options to purchase all 100,000 shares become exercisable.

         Under a previous agreement, Ionic White, Inc., agreed to purchase 500,000 shares of Milestone common stock in quarterly installments of 125,000 shares within 10 days after the end of each of the four fiscal quarters commencing July 1, 2005. Milestone is not required to sell these shares unless Ionic White has purchased at least 625,000 starter kits in the first quarter, at least 1,250,000 starter kits in the first two quarters and at least 1,875,000 starter kits in the first three quarters. Further, at Milestone’s option, all shares previously purchased must be returned to Milestone and all monies paid to Milestone returned to Ionic White if it has not purchased an aggregate of at least 3,000,000 starter kits for the twelve-month period ending June 30, 2006.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation.

OVERVIEW

         You should read the following discussions of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included elsewhere in this Form 10-QSB. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth in our Form 10K-SB for the year ended December 31, 2004.

         Milestone has succeeded in improving its liquidity by acquiring the capital necessary to grow our business and seize the market opportunity that our proprietary products have created. During 2004 and continuing through the first two quarters of 2005, we have grown our revenue base both with our existing product line and the introduction of new products.

         Most of our revenues continue to be generated through sales of our CompuDent system and The Wand disposable handpiece used with that system. Revenues have been earned domestically and internationally through sales in more than 25 countries. While worldwide revenues are growing, domestic CompuDent and handpiece sales have provided an increasingly large portion of our revenues. This is an important metric as it validates the investment made in our domestic sales distribution organization. Additionally, we enjoy significantly higher margins on domestic sales compared to the lower per unit and handpiece margins we receive from our wholesale based international distribution network. We anticipate that this growing base of new customers will generate increased future sales of our disposable handpiece products. We also believe that our ownership of the SafetyWand technology in light of OSHA regulations issued pursuant to recent federal and state government legislation mandating needle stick safety standards positions us to become a leading provider for dentists and other health care professionals in the administration of local anesthesia, thereby providing further revenue growth opportunities.

         In late March we launched, through widely broadcast infomercials, our consumer tooth whitening product sold under our distributor’s trademark, Ionic White™. Our consumer tooth whitening product and the CoolBlue™ Professional Tooth Whitening System, complement our existing product line. The tooth whitening market is a fast growing dental segment. We believe that it will provide significant additional revenue opportunities. Revenues for the second quarter reflect sales of Ionic White™. During the quarter a competitor launched a confusingly similar tooth whitening product through infomercials and retail distribution. Milestone has commenced an infringement action and the defendant has counterclaimed against Milestone for a declaratory judgment of non-infringement. The introduction of this competitive product may cause our distributor to focus its near-term marketing efforts on retail sales. We are also aggressively pursuing entrance into the medical arena with our syringe pump technology. We continue to invest in business development efforts to further our progress in the medical equipment market space.

         Selling, general and administrative expenses for the second quarter increased substantially from last year, reflecting our continuing enhancement of our domestic dental sales capability and increased marketing and promotional efforts, including trade show appearances, for our dental products. The increase also reflects our continuing efforts to complete development of, and find marketing partners for, medical devices using our advanced technology, particularly our Compuflo™ syringe pump technology.

         The following table shows a breakdown of our sales in each product category, domestically and internationally, and the percentage of sales to total product sales:

	Three Months Ended				Six Months Ended

	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004

DOMESTIC
CompuDent	$377,076	33.6%	$142,132	17.8%	$704,764	33.1%	$275,753	17.9%
Handpieces	$639,104	57.0%	607,600	76.0%	1,303,495	61.1%	1,156,769	75.2%
Other	$105,713	9.4%	49,790	6.2%	122,809	5.8%	106,478	6.9%

Total Domestic	$1,121,893	100.0%	$799,522	100.0%	$2,131,068	100.0%	$1,539,000	100.0%

INTERNATIONAL
CompuDent	$119,141	35.6%	$160,909	41.4%	$292,208	37.3%	$325,249	43.8%
Handpieces	$164,585	49.1%	216,336	55.7%	433,166	55.3%	392,646	52.8%
Other	$51,112	15.3%	11,255	2.9%	58,192	7.4%	25,350	3.4%

Total International	$334,838	100.0%	$388,500	100.0%	$783,566	100.0%	$743,245	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$1,121,893	77.0%	$799,522	67.3%	$2,131,068	73.1%	$1,539,000	67.4%
International	334,838	23.0%	388,500	32.7%	783,566	26.9%	743,245	32.6%

Total Product Sales	$1,456,731	100.0%	$1,188,022	100.0%	$2,914,634	100.0%	$2,282,245	100.0%

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

Results of Operations

         The consolidated results of operations for the six months ended June 30, 2005 reflect growth of our user base and the initial additional expenditures necessary to further expand our customer base both domestically and abroad.

The following table sets forth, for the periods presented, statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

	Three Months Ended				Six Months Ended

	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004

Products sales, net	1,456,731	87%	1,188,022	100%	2,914,634	93%	2,282,245	100%
Royalty income	219,210	13%	—	0%	219,210	7%	—	—

Total revenue	1,675,941	100%	1,188,022	100%	3,133,844	100%	2,282,245	100%

Cost of products sold	538,604	32%	769,383	65%	1,253,310	40%	1,315,683	58%
Royalty expense	26,305	2%	—	—	26,305	—	—	—

Total costs	564,909	34%	769,383	65%	1,279,615	40%	1,315,683	58%

Gross Profit	1,111,032	66%	418,639	35%	1,854,229	60%	966,562	42%
Selling, general and
admin expenses	1,854,562	111%	1,211,917	102%	3,456,255	110%	2,196,785	96%
Research &
development	69,844	4%	52,409	4%	101,389	3%	93,621	4%

Loss from operations	(813,374)	-49%	(845,687)	-71%	(1,703,415)	-53%	(1,323,844)	-58%

Three Months ended June 30, 2005 compared to three months ended June 30, 2004

         Total revenues for the three months ended June 30, 2005 and 2004 were $1,675,941 (product sales of $1,456,731 and royalty income of $219,210) and $1,188,022, respectively. The amount of $219,210 or 13% of total revenues is royalty income from granting United Systems Inc. a license to manufacture, market, and sublicense the Ionic White™ to the consumer market. The $268,709 or 23% increase in net product sales is primarily related to a 165% or $234,944 increase in domestic CompuDent® sales. This increase shows the effect of our investment in our domestic sales force and marketing initiatives while maintaining a strong presence internationally. Domestic handpiece sales increased $31,504 or 5%, while worldwide handpiece sales decreased by $51,751 or 24%. This is the result of innovative domestic sales programs where handpieces are bundled with CompuDent® units at the point of sale. We believe that this will ultimately result in a growing monthly order book for handpieces as the initial supply runs out.

         For the three months ended June 30, 2005, Milestone generated a gross profit of $1,111,032 or 66% as compared to a gross profit of $418,639 or 35% for the three months ended June 30, 2004. Excluding the net royalty income of $192,905, improvement in gross profit was due to higher domestic sales in 2005, which has higher profit margins than international sales, and the effect of a $101,608 inventory valuation write down in 2004 which did not recur in the 2005 period.

         Selling, general and administrative expenses for the three months ended June 30, 2005 and 2004 were $1,854,562 and $1,211,917, respectively. The $642,645 or 53% increase is attributable primarily to Milestone’s continued execution of its strategy to develop our domestic sales force and distribution capacity. Sales headcount increased from 1 manager, 3 sales representatives, and 8 independent contractors at June 30, 2004 to 3 sales managers, 18 inside sales representatives, 2 sales support representatives, and 8 independent contractors at June 30, 2005. Accordingly, hiring and related employee expenses including sales commissions increased by $218,691 or 54%. Selling, marketing and advertising expenses including related travel and tradeshows increased by $113,921 or 101%. Legal fees increased by $71,207 or 46% primarily because of patent filings associated with new product development. Professional fees for consulting services increased $140,941 or 309% primarily related to vested portion of stock options granted to outside consultants. These increases reflect both increased spending in 2005 and the effects of cash constraints Milestone operated under prior to the February 2004 Public Offering.

         Research and development expenses for the three months ended June 30, 2005 and 2004 were $69,844 and $52,409, respectively. These costs are associated with the continued development of our CoolBlue™ Tooth Whitening Systems and CompuFlo™ products, and our consumer tooth whitening product sold under our distributor’s Ionic White™ trademark.

         Interest income of $23,584 was earned in the three months ended June 30, 2005 compared to $28,876 earned for the same period of the prior year due to lower average cash balances.

         There was no interest expense for the three months ended June 30, 2005 compared to interest expense of $10,867 for the three months ended June 30, 2004. The difference is attributable to the extinguishment of debt related to the February 2004 equity placement.

         For the reasons explained above, net loss for the three months ended June 30, 2005 was $37,888 or 5% less than the net loss for the three months ended June 30, 2004.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

         Total revenues for the six months ended June 30, 2005 and 2004 were $3,133,844 and $2,282,245, respectively. The 2005 total revenues include product sales of $2,914,634 and royalty income of $219,210. Total revenues increased by $851,599 or 37%. Contributing to this increase was primarily a $429,011 or 156% increase in domestic sales of CompuDent® units.

         Gross profit for the six months ended June 30, 2005 and 2004 was $1,854,229 or 60% and $966,562 or 42%, respectively. The $887,667 or 92% increase in gross profit was due principally to an increase in sales of domestic CompuDent® units which has higher profit margins than international sales, as well as the net royalty income generated by sales of Ionic White™ consumer whitening products and the effect of a $101,608 inventory valuation write down in 2004 which did not recur in the 2005 period.

         Selling, general and administrative expenses for the six months ended June 30, 2005 and 2004 were $3,456,255 and $2,196,785 respectively. The increase of $1,259,470 or 57% in these expenses was anticipated and is consistent with management’s stated strategy of investing in revenue generating areas of the business. Contributing to the increase was hiring and employee related expenses related to the development of Milestone’s national sales force which will benefit Milestone with additional revenues. Legal fees increased by $80,814 or 34% primarily because of patent filings associated with new product development. Professional fees related to consulting services and investor relations increased by $146,135 or 79% primarily related to the vested portion of stock options granted to outside consultants.

         Research and development expenses for the six months ended June 30, 2005 and 2004 were $101,389 and $93,621, respectively. These costs are associated with the continued development of our CoolBlue™ Tooth Whitening Systems and CompuFlo™ products, and our consumer tooth whitening product sold under our distributor’s Ionic White™ trademark.

         Interest income of $34,682 was earned for the six months ended June 30, 2005 compared to $41,010 interest income for the same period of the prior year. This difference was due to the lower average cash balances.

         There was no interest expense for the six months ended June 30, 2005 compared to interest expense of $63,638 for the six months ended June 30, 2004. The difference is attributable to the extinguishment of debt related to the February 2004 equity placement.

         For the reasons explained above, net loss for the six months ended June 30, 2005 increased by $322,261 or 24% over the net loss for the six month period ended June 30, 2004.

Liquidity and Capital Resources

         Milestone incurred net losses of approximately $1,669,000 and $1,346,000 and negative cash flows from operating activities of approximately $1,892,000 and $2,014,000 during the six months ended June 30, 2005 and 2004, respectively. Milestone improved its liquidity position with the private placement of Units completed in April, and June, 2005, as discussed below. We have maintained our net worth at $6,000,000 for the two consecutive quarters ended June 30, 2005, which is the target outlined in the plan that we submitted to the American Stock Exchange on January 14, 2005, in order to regain compliance with the Exchange’s stockholder equity continued listing requirement by the end of the plan period on June 30, 2005. Once we file our Quarterly Report on Form 10-QSB for the period ended June 30, 2005, we expect the American Stock Exchange to remove the special symbol indicating that we are below continued listing standards, although the Exchange has discretion in this regard. We will continue to seek new sources of equity funding.

Private Placement

         On April 4, 2005 Milestone completed a $2,999,996 private placement of 101,044 Units to accredited investors. Each Unit consisted of 10 shares of Common Stock and two Warrants. Each Warrant entitles the holder to purchase a share of Common Stock at $4.89 per share through the close of business on February 16, 2009. I-Bankers Securities, Inc. acted as Placement Agent for Milestone in this transaction and received a fee of $209,978 and 101,044 Warrants identical in terms to those issued to the investors. The Units, which are restricted securities and bear a restrictive legend, are subject to stop transfer restrictions. Total proceeds to Milestone after commissions and other expenses were $2,730,734.

         On June 30, 2005 Milestone completed an $847,960 private placement of 34,000 Units. Each Unit consists of 10 shares of Common Stock and two Warrants. Each Warrant entitles the holder to purchase a share of Common Stock at $4.89 per share through the close of business on February 16, 2009. Dynamic Decisions acted as Placement Agent for Milestone in this transaction and received a fee of $50,878 and 600 Units, which are substantially the same form as those issued to the investors. Total proceeds from this private placement, after commissions and other expenses, were $797,054.

Cash flow results

         As of June 30, 2005, Milestone had cash and cash equivalents of $4,513,114 and working capital of $5,960,200.

         For the six months ended June 30, 2005, Milestone’s net cash used in operating activities was $1,891,767. This was attributable primarily to a net loss of $1,668,733 adjusted for noncash items totaling $322,151 (of which $49,700 was depreciation expense, $7,053 was amortization of patents, and $263,629 was stock and options issued for compensation and consulting); a $148,377 increase in accounts receivable, a $219,210 increase in royalty receivable, a $114,026 increase in inventory, a $258,182 increase in advances to contract manufacturer, a net $98,496 increase in accounts payable and accrued expenses, and a $75,000 increase in deferred compensation.

         For the six months ended June 30, 2005, Milestone used $164,462 in investing activities for capital expenditures. One major investing activity was a purchase of patent right for $145,000. An expenditure of $19,462 was primarily for the purchases of molds and tooling for new products.

         For the six months ended June 30, 2005, Milestone generated $3,528,037 from financing activities relating to the private placements discussed above and an employee option exercise.

         Management believes that it has sufficient resources to meet its obligations over the next twelve months.

ITEM 3. CONTROLS AND PROCEDURES

a)

Evaluation of Disclosure Controls and Procedures. Milestone’s management, with the participation of our chief executive officer and the acting chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and acting chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

b)

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Milestone’s internal control over financial reporting.

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

         On March 31, 2005 we issued 7,536 shares valued at $20,000 to a consultant for professional services rendered during March. On June 6, 2005, we issued another 7,536 shares valued at $20,000 to the same consultant for professional services rendered during April.

         On April 4, 2005 we completed a private placement of $2,999,996 of 101,044 Units to accredited investors. The Units, which are restricted securities and bear a restrictive legend, are subject to stop transfer restrictions. The offering, which was previously reported in Milestone’s annual report of Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2005, is described in Note 2 to the financial statements above, and that information is incorporated here by reference.

         On April 4, 2005 an optionee exercised a stock option to purchase 333 shares valued at $749.

         On April 30, 2005 we issued 352 shares to Investment Connections as part of the compensation of professional services rendered.

         On May 18, 2005, we issued to Ionic White, Inc., 3-year options to purchase 100,000 shares of common stock at $4.89 per share. The issuance was previously reported in our report on Form 8-K dated May 20, 2005, and that information is incorporated here by reference.

         On June 27, 2005 we issued 7,435 shares valued at $20,000 to an employee as part of annual compensation.

         On June 30, 2005 we issued 62,783 shares valued at $180,000 to a consultant for advertising and marketing services to be rendered in a twelve-month period from April 2005.

         On June 30, 2005, Milestone completed an $847,960 private placement of 34,000 units to accredited investors. The Units, which are restricted securities and bear a restrictive legend, are subject to stop transfer restrictions. This offering, which was previously reported in our report on Form 8-K dated June 30, 2005, is described in Note 2 to the financial statements above, and that information is incorporated here by reference.

         All the above issuances were acquired for investment by accredited investors and were issued without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided under sections 4(6), 4(2). In addition, the two private placements of units completed respectively on April 4 and June 30, 2005, relied on the exemption from registration provided by Regulation D.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1	Certificate of Incorporation of Milestone (1)

3.2	Certificate of Amendment filed July 13, 1995 (2)

3.3	Certificate of Amendment filed December 6, 1996 (3)

3.4	Certificate of Amendment filed December 17, 1997 (4)

3.5	Certificate of Amendment filed July 23, 2003 (6)

3.6	Certificate of Amendment filed January 8, 2004. (6)

3.7	Certificate of Designation filed January 15, 2004 (6)

3.8	By-laws of Milestone (1)

4.1	Specimen stock certificate (2)

4.2	Intentionally Left Blank

4.3	Form of warrant agreement, including form of warrant (8)

10.1	Lease dated November 25, 1996 between Livingston Corporate Park Associates, L.L.C. and Milestone. (3)

4.4	Form of Subscription Agreement used in connection with the private placement of Units, March 2005. (10)

4.5	Form of warrant issued in connection with the private placement of Units, March 2005. (10)

4.6	Form of Subscription Agreement used in connection with the private placement of Units, June 2005.*

4.7	Form of warrant issued in connection with the private placement of Units, June 2005.*

10.2 to 10.25	Intentionally Left Blank

10.26	Letter from Leonard Osser, dated April 15, 2003 deferring payment. (5)

10.27	Letter from Morse, Zelnick, Rose & Lander LLP, dated April 2003 deferring payment. (6)

10.28	Line of Credit for $900,000 and extension of $500,000 line of credit, dated April 15, 2003. (6)

10.29	Agreement with DaVinci Systems dated July 30, 2003. (6)

10.30	Agreement with Mark Hochman and amendments thereto dated April 9, 1998, December 16, 1999, November 28, 2001, October 10, 2002 and December 19, 2003. (6)

10.31	Agreement with Strider dated September 3, 2003. (6)

10.32	Agreement with Len Osser and K. Tucker Andersen, dated October 9, 2003. (6)

10.33	Agreement with Morse, Zelnick, Rose & Lander dated December 22, 2003. (6)

10.34	Employment Agreement with Leonard Osser dated December 20, 2003. (6)

10.35	Agreement with United Systems dated October 20, 2004. (9)

10.36	Agreement with Mark Hochman dated as of January 1, 2005. (9)

10.37	Lease amendment dated April 28, 2004 between Livingston Corporate Park Associates, L.L.C. and Milestone. (9)

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(1)	Incorporated by reference to Milestone’s Registration Statement on Form SB-2 No. 33-92324.

(2)	Incorporated by reference to Amendment No. 1 to Milestone’s Registration Statement on Form SB-2 No. 333-92324.

(3)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 1996.

(4)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 1999.

(5)	Incorporated by reference to Milestone’s Registration Statement on Form S-2 No. 333-110376, Amendment No. 1.

(6)	Incorporated by reference to Milestone’s Registration Statement on Form S-2 No. 333-110376, Amendment No. 3.

(7)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 2003.

(8)	Incorporated by reference to Milestone’s Registration Statement on Form S-2 No. 333-110367, Amendment No. 5.

(9)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 2004.

(10)	Incorporated by reference to Milestone’s Form 10-QSB for the quarter ended March 31, 2005.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILESTONE SCIENTIFIC INC.
—————————————
                  Registrant

/s/ Leonard Osser
——————————————
Leonard Osser Chairman and
Chief Executive Officer

/s/ Rosaline Shau
——————————————
Rosaline Shau
Acting Chief Financial Officer

Dated: August 15, 2005