Form 10QSB
period 2005-09-30
MILESTONE SCIENTIFIC INC/NJ
filed 2005-11-14
CIK 855683

Click here to Index

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-14053

MILESTONE SCIENTIFIC, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3545623

State or other jurisdiction or organization)	(I.R.S. Employer Identification No.)

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

Yes      No

As of November 14, 2005, the Registrant had a total of 11,510,072 shares of Common Stock, $.001 par value, outstanding.

Click here to Cover

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

Click here to Cover

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

I N D E X

Back to Index

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004 *

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,651,943	$3,041,306
Accounts receivable, net of allowance for doubtful accounts of $31,720 in 2005 and $24,903 in 2004	633,035	421,339
Royalty receivable	252,842	—
Inventories	1,309,940	936,221
Advances to contract manufacturer	320,216	62,034
Prepaid expenses	102,755	104,562

Total current assets	6,270,731	4,565,462
Investment in distributor, at cost	76,319	69,956
Equipment, net	559,358	612,263
Patents, net	419,709	101,242
Other assets	26,711	20,408

Totals	$7,352,828	$5,369,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$550,741	$474,075
Accrued expenses	256,185	224,549

Total current liabilities	806,926	698,624
Deferred compensation payable to officer	262,500	150,000

Total liabilities	1,069,426	848,624

Stockholders’ Equity:
Preferred stock, par value $.001; authorized 5,000,000 shares 8% cumulative convertible preferred stock, par value $.001; authorized, issued and outstanding, 25,365 shares	25	25
Common stock, par value $.001; authorized 50,000,000 shares; 11,466,024 shares issued and 11,432,691 shares outstanding in 2005, and 9,824,287 shares issued and 9,790,954 shares outstanding in 2004	11,466	9,824
Additional paid-in capital	56,661,074	52,618,913
Accumulated deficit	(49,477,647)	(47,196,539)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)

Total stockholders’ equity (deficiency)	6,283,402	4,520,707

Totals	$7,352,828	$5,369,331

See notes to Condensed Consolidated Financial Statements

*Derived from the audited financial statements as of December 31, 2004.

Back to Index

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Products sales, net	$1,567,382	$1,110,043	$4,482,016	$3,392,288
Royalty income	252,842	—	472,052	—

Total revenue	1,820,224	1,110,043	4,954,068	3,392,288

Cost of products sold	643,426	563,730	1,896,736	1,879,414
Royalty expense	30,341	—	56,646	—

Total cost of revenue	673,767	563,730	1,953,382	1,879,414

Gross profit	1,146,457	546,313	3,000,686	1,512,874

Selling, general and administrative expenses	1,738,286	1,608,176	5,194,541	3,804,961
Research and development expenses	53,678	41,679	155,067	135,300

	1,791,964	1,649,855	5,349,608	3,940,261

Loss from operations	(645,507)	(1,103,542)	(2,348,922)	(2,427,387)

Other income (expense)
Interest income	33,132	23,942	67,814	64,952
Interest expense	—	(3,576)	—	(67,213)

Other income (expense) net	33,132	20,366	67,814	(2,261)

Net Loss	(612,375)	(1,083,176)	(2,281,108)	(2,429,648)

Dividends applicable to preferred stock	(507)	(1,544)	(1,522)	(1,544)

Net loss applicable to common stockholders	$(612,882)	$(1,084,720)	$(2,282,630)	$(2,431,192)

Loss per share applicable to common stockholders - basic and diluted	$(0.05)	(0.11)	$(0.21)	(0.27)

Weighted average shares outstanding - basic and diluted	11,366,617	9,667,381	10,738,396	8,952,598

See Notes to Condensed Consolidated Financial Statements

Back to Index

MILESTONE SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital
						Accumulated Deficit	Treasury Stock
	Shares	Amount	Shares	Amount				Total

Balance, January 1, 2005	25,365	$25	9,824,287	$9,824	$52,618,913	$(47,196,539)	$(911,516)	$4,520,707
Common stock and options issued for payments of patent rights acquired			43,424	44	87,289			87,333
Common stock issued for payment of vendor services			78,717	79	176,296			176,375
Common stock and options issued for payment of consulting services			139,362	140	211,917			212,057
Common stock issued for payment of employee compensation			23,461	23	39,978			40,001
Common stock issued for exercised option			333	0	749			749
Proceeds from equity financings, net			1,356,440	1,356	3,525,932			3,527,288
Net loss						(2,281,108)		(2,281,108)

Balance, September 30, 2005	25,365	$25	11,466,024	$11,466	$56,661,074	$(49,477,647)	$(911,516)	$6,283,402

See Notes to Condensed Consolidated Financial Statements

Back to Index

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	2005	2004

Cash flows from operating activities:
Net loss	$(2,281,108)	$(2,429,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	74,457	28,481
Amortization of debt discount and deferred financing costs	—	49,119
Amortization of patents	13,468	—
Common stock and options issued for compensation and consulting services	428,433	1,548
Bad debt expense	6,817	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(218,513)	(93,881)
(Increase) in royalty receivable	(252,842)	—
(Increase) in inventories	(373,719)	(341,982)
(Increase) decrease in advances to contract manufacturer	(258,182)	227,630
Decrease in prepaid expenses	1,807	7,202
(Increase) decrease in other assets	(6,303)	5,364
Increase (decrease) in accounts payable	76,666	(675,643)
(Decrease) in accrued interest	—	(81,265)
Increase in accrued expenses	31,636	250,199
Increase (decrease) in deferred compensation	112,500	(143,500)

Net cash used in operating activities	(2,644,883)	(3,196,376)

Cash flows from investing activities:
Payment for capital expenditures	(21,552)	(354,888)
Payment for patent rights	(244,602)	—
Payment for investment in distributor	(6,363)	—

Net cash used in investing activities:	(272,517)	(354,888)

Cash flows from financing activities:
Proceeds from equity financings, net	3,527,288	7,620,104
Proceeds from exercise of option	749
Payments of note payable - officer/stockholder	—	(50,000)

Net cash provided by financing activities	3,528,037	7,570,104

NET INCREASE IN CASH AND CASH EQUIVALENTS	610,637	4,018,840
Cash and cash equivalents beginning of period	3,041,306	3,277

Cash and cash equivalents end of period	$3,651,943	$4,022,117

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$99,359

See Notes to Condensed Consolidated Financial Statements

Back to Index

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

Supplemental schedule of non-cash investing and financing activities:

          Pursuant to a technology agreement to provide Milestone with patent rights, in the first quarter of 2005, Milestone issued 43,424 shares valued at $70,000 to the Company’s outside director of clinical affairs.

          In the first quarter of 2005, Milestone issued a total of 29,043 shares valued at $72,000 (of which $53,666 was expensed in the nine months ended September 30, 2005) to five consultants in satisfaction of various consulting agreements.

          In the first quarter of 2005, we issued a total of 16,026 shares valued at $33,333 to a former employee as part of a severance agreement and a current employee as bonus.

          In the three months ended March 31, 2005, Milestone issued 38,730 shares to a vendor in satisfaction of $100,000 of payables owed in connection with warehousing and fulfillment services rendered.

          On April 4, 2005, Milestone completed a $2,999,996 private placement of 101,044 units to accredited investors. Each unit consists of 10 shares of common stock and two warrants.  Proceeds from the private placements were recorded net of a 7% placement agent fee of $209,978 and other offering expenses totaling $59,784.

          On June 27, 2005 Milestone issued 7,435 shares valued at $20,000 to an employee as part of annual compensation (of which $6,668 was expensed in the nine-month period ended September 30, 2005).In the second quarter of 2005, Milestone issued a total of 70,319 shares valued at $200,000 to two consultants (of which $90,929 was expensed in the nine months ended September 30, 2005) for professional service rendered in April and for advertising and marketing services to be rendered in a twelve-month period ending March 30, 2006.

          On June 16, 2005 Milestone issued 8,333 options valued at $17,333 to the Company’s outside director of clinical affairs in consideration of newly granted patent rights.

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

          On August 31, 2005 we issued 40,000 shares valued at $100,000 (of which $4,167 was expensed in the nine months ended September 30, 2005) to a marketing and sales consultant to aid in the international sale and distribution of CoolBlue™ Wand dental enhancement system.

          In the third quarter of 2005, Milestone issued a total of 39,987 shares to two vendors in satisfaction of $76,375 of payables owed in connection with exhibition facilities and warehousing services rendered.

          Operations for the nine months ended September 30, 2005 include an expense of $63,295 for amortization of options issued in 2002 and 2004.

Back to Index

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

          In May 2004, the Company issued 1,133 options for consulting services valued at $1,548 which was recognized as expense during the period.

          In September 2004, in consideration for payment of $70,411 of accounts payable, the Company issued 36,331 shares of common stock to L. C. Mold Inc.

Back to Index

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

In the opinion of Milestone, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly Milestone’s financial position as of September 30, 2005 and the results of its operations for the three and nine months ended September 30, 2005 and 2004.

The results reported for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations which may be expected for a full year.

Note 2 – Private Placements

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

Note 3 - Royalty Receivable:

Royalty receivable represents the royalty due from United Systems, Inc, the licensee of Milestone’s proprietary consumer dental whitening product, which is sold under Milestone’s distributor’s trademark, Ionic White™.  The royalty receivable of $252,842 was collected on November 7, 2005.

Note 4 - Inventories:

Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market.

Back to Index

Note 5 - Basic and diluted net loss per common share:

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

Since Milestone had net losses for the three and nine months ended September 30, 2005 and 2004, the assumed effects of the exercise of 3,517,809 and 3,249,692 outstanding stock options and warrants, and the conversion of preferred stock into common stock at September 30, 2005 and 2004, were not included as their effect would have been anti-dilutive.

Note 6 – Significant Customer:

Milestone had one foreign customer who accounted for approximately 12% and 14% of its net sales (excluding royalty income) for the three and nine months ended September 30, 2005, respectively and approximately 24% and 22% for the three and nine months ended September 30, 2004, respectively.  At September 30, 2005, receivables from this customer were approximately 64% of Milestone’s total accounts receivable.

Note 7 – Employee Stock Option Plan

As of September 30, 2005, there were 261,167 outstanding options granted under the Milestone 1997 Stock Option Plan and no option grants had been made under the Milestone 2004 Stock Option Plan. Milestone accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the dates of grant.  The following table illustrates net loss and net loss per share if Milestone had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Back to Index

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net loss applicable to common stockholders, as reported	$(612,882)	$(1,084,720)	$(2,282,630)	$(2,431,192)
Deduct total stock-based employee compensation expenses determined under the fair value based method for all awards	615	12,687	228,803	38,060

Net loss applicable to common stockholders, pro forma	$(613,497)	$(1,097,407)	$(2,511,433)	$(2,469,252)

Loss per share applicable to common stockholders:
Basic and diluted
As reported	$(0.05)	$(0.11)	$(0.21)	$(0.27)

Pro forma	$(0.05)	$(0.11)	$(0.23)	$(0.28)

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in the quarters ended September 30, 2005 and 2004, respectively: dividend yield of 0%; expected volatility of 149.29% and 90%; risk free interest rate of 4.02% and 2.5%; and expected lives of 8 years and 3 years.

During the nine months ended September 30, 2005, Milestone issued 80,000 stock options to employees at an exercise price of $3.27.

Note 8 – Agreements to Issue Common Stock and Stock Option

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

On September 30, 2005 this agreement was amended to defer for an additional quarter the commencement date for Ionic White’s commitment to purchase stock.

          On August 12, 2005 Milestone engaged a special marketing and sales consultant to aid in the international sale and distribution of CoolBlue™ Wand dental enhancement system, particularly in its applications for professional tooth whitening.  As part of the compensation for a two-year consulting service, Milestone issued 40,000 shares of common stock valued at $100,000 to the consultant.

Back to Index

          In addition, if as a result of the consultant’s efforts, Milestone is able to establish distribution relationships, on terms and conditions satisfactory to Milestone, with one of the four top world-wide distributors of dental products, or other major distributors as are acceptable to Milestone, and Milestone sells such distributors $3,000,000 of product within 18 months commencing August 12, 2005, Milestone will pay the consultant a $20,000 bonus, in shares of Milestone common stock, valued based on the then current market value.  Furthermore, at Milestone’s option, all shares of common stock issued to the consultant must be returned to Milestone if the consultant has not arranged a meeting with a major distributor within a specified period.

Back to Index

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

          Milestone has succeeded in improving its liquidity by acquiring the capital necessary to grow our business and seize the market opportunity that our proprietary products have created. During 2004 and continuing through the first three quarters of 2005, we have grown our revenue base both with our existing product line and the introduction of new products.

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

          In late March we launched, through widely broadcast infomercials, our consumer tooth whitening product sold under our distributor’s trademark, Ionic White™.  Our consumer tooth whitening product and the CoolBlue™ Professional Tooth Whitening System, complement our existing product line.  The tooth whitening market is a fast growing dental segment and we believe that it will provide significant additional revenue opportunities. Revenues for the second and third quarters reflect sales of Ionic White™. During the second quarter a competitor launched a confusingly similar tooth whitening product through infomercials and retail distribution.  In April 2004, Milestone commenced an infringement of trade dress action and the defendant has counterclaimed against Milestone for a declaratory judgment of non-infringement.  The introduction of this competitive product has caused our distributor to focus its near-term marketing efforts on retail sales.  Subsequent to the end of the quarter, the defendant brought an action against us and our distributor to enjoin alleged false advertising claims.  On October 31, 2005, we entered into a non-monetary Stipulation and Order which: a) dismissed with prejudice our infringement of trade dress claims, and b) dismissed with prejudice the false advertising claims filed by the competitor against us and others involving the Ionic White tooth-whitening product, and the distributor of the Ionic White product agreed to remove certain claims from the packaging of the product.

          Selling, general and administrative expenses for the third quarter increased from last year, reflecting our continuing enhancement of our domestic dental sales capability and increased marketing and promotional efforts, including trade show appearances, for our dental products. In August, we launched a consumer focused marketing campaign through radio advertising in a test market. The increase also reflects our continuing efforts to complete development of, and find marketing partners for, medical devices using our advanced technology, particularly our CompuFlo™ syringe pump technology.

Back to Index

          The following table shows a breakdown of our product sales in each product category, domestically and internationally, and the percentage of sales to total product sales:

	Three Months Ended				Nine Months Ended

	September 30, 2005		September 30, 2004		September 30, 2005		September 30, 2004

DOMESTIC
CompuDent	$365,306	31.6%	$155,959	20.1%	$1,070,070	32.6%	$431,712	18.6%
Handpieces	749,800	65.0%	587,840	75.5%	2,053,295	62.5%	1,744,609	75.3%
Other	39,624	3.4%	34,016	4.4%	162,433	4.9%	140,494	6.1%

Total Domestic	$1,154,730	100.0%	$777,815	100.0%	$3,285,798	100.0%	$2,316,815	100.0%

INTERNATIONAL
CompuDent	$100,103	24.3%	$202,029	60.8%	$392,311	32.8%	$527,278	49.0%
Handpieces	273,353	66.2%	116,177	35.0%	706,519	59.1%	508,823	47.3%
Other	39,196	9.5%	14,022	4.2%	97,388	8.1%	39,372	3.7%

Total International	$412,652	100.0%	$332,228	100.0%	$1,196,218	100.0%	$1,075,473	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$1,154,730	73.7%	$777,815	70.1%	$3,285,798	73.3%	$2,316,815	68.3%
International	412,652	26.3%	332,228	29.9%	1,196,218	26.7%	1,075,473	31.7%

Total Product Sales	$1,567,382	100.0%	$1,110,043	100.0%	$4,482,016	100.0%	$3,392,288	100.0%

Back to Index

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

Results of Operations

              The consolidated results of operations for the nine months ended September 30, 2005 reflect growth of our user base and the initial additional expenditures necessary to further expand our customer base both domestically and abroad.

The following table sets forth, for the periods presented, statement of operations data as a percentage of revenues.  The trends suggested by this table may not be indicative of future operating results.

Back to Index

	Three Months Ended				Nine Months Ended

	September 30, 2005		September 30, 2004		September 30, 2005		September 30, 2004

Products sales, net	$1,567,382	86%	$1,110,043	100%	$4,482,016	90%	$3,392,288	100%
Royalty income	252,842	14%	—	0%	472,052	10%	—	—

Total revenue	1,820,224	100%	1,110,043	100%	4,954,068	100%	3,392,288	100%

Cost of products sold	643,426	35%	563,730	51%	1,896,736	38%	1,879,414	55%
Royalty expense	30,341	2%	—	—	56,646	1%	—	—

Total costs	673,767	37%	563,730	51%	1,953,382	39%	1,879,414	55%

Gross Profit	1,146,457	63%	546,313	49%	3,000,686	61%	1,512,874	45%
Selling, general and administrative expenses	1,738,286	95%	1,608,176	145%	5,194,541	105%	3,804,961	112%
Research and development expenses	53,678	3%	41,679	4%	155,067	3%	135,300	4%

Loss from operations	$(645,507)	-35%	$(1,103,542)	-100%	$(2,348,922)	-47%	$(2,427,387)	-71%

Three Months ended September 30, 2005 compared to three months ended September 30, 2004

          Total revenues for the three months ended September 30, 2005 and 2004 were $1,820,224 (product sales of $1,567,382 and royalty income of $252,842) and $1,110,043, respectively. The amount of $252,842 or 14% of total revenues is royalty income from granting United Systems Inc. a license to manufacture, market, and sublicense the Ionic White™ to the consumer market.  The $457,339 or 41% increase in net product sales is primarily related to a 134% or $209,347 increase in domestic CompuDent® sales and the increase in handpiece sales of $319,136, offset by a decrease of $101,926 or 51% in international units sales. This increase shows the effect of our investment in our domestic sales force and marketing initiatives while maintaining a strong presence internationally. Domestic handpiece sales increased $161,960 or 28%, while international handpiece sales increased by $157,176 or 135%. This is the result of innovative domestic sales programs where handpieces are bundled with CompuDent® units at the point of sale as well as the success of the bonded handpiece in international markets.  We believe that this will ultimately result in a growing monthly order for handpieces as the initial supply runs out.

          For the three months ended September 30, 2005, Milestone generated a gross profit of $1,146,457 or 63% as compared to a gross profit of $546,313 or 49% for the three months ended September 30, 2004. Excluding the net royalty income of $222,501, improvement in gross profit was due to higher domestic sales in this period, which has higher profit margins than international sales.

          Selling, general and administrative expenses for the three months ended September 30, 2005 and 2004 were $1,738,286 and $1,608,176, respectively.  The $130,110 or 8% increase is attributable primarily to Milestone’s continued execution of its strategy to develop our domestic sales force and distribution capacity.  Sales headcount increased from 4 managers, 4 inside sales representatives, 9 sales support representatives, and 8 independent contractors at September 30, 2004 to 2 sales managers, 20 inside sales representatives, 3 sales support representatives, and 7 independent contractors at September 30, 2005.  Accordingly, hiring and related employee expenses including sales commissions increased by $102,074 or 16%.  Selling, marketing and advertising expenses including related travel and tradeshows increased by $96,234 or 77%.  This reflects our aggressive marketing strategy to expand the domestic markets.  Legal fees increased by $89,514 or 67% primarily because of the litigation expenses related to the action against the competitor to the Ionic White™ .  Consulting expense increased by $48,013 or 200% due to the engagement of several consultants for market development services.

Back to Index

          Research and development expenses for the three months ended September 30, 2005 and 2004 were $53,678 and $41,679, respectively. These costs are associated with the continued development of our CoolBlue™ Tooth Whitening Systems and CompuFlo™ products, and our consumer tooth whitening product sold under our distributor’s Ionic White™ trademark.

          Interest income of $33,132 was earned in the three months ended September 30, 2005 compared to $23,942 earned for the same period of the prior year due to increased average cash balances.

          There was no interest expense for the three months ended September 30, 2005 compared to interest expense of $3,576 for the three months ended September 30, 2004. The difference is attributable to the completion of the amortization of debt discount and deferred financing costs in 2004.

          Net loss for the three months ended September 30, 2005 and 2004 was $612,375 and $1,083,176, respectively.  The decrease of $470,801 or 43% is primarily because of the increase in total revenue, which is moderately offset by the increase in operating expenses.

Back to Index

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

          Total revenues for the nine months ended September 30, 2005 and 2004 were $4,954,068 and $3,392,288, respectively.  The 2005 total revenues include product sales of $4,482,016 and royalty income of $472,052.  Total revenues increased by $1,561,780 or 46%.  Contributing to this increase was a $638,358 or 148% increase in domestic sales of CompuDent® units.

          Gross profit for the nine months ended September 30, 2005 and 2004 was $3,000,686 or 61% and $1,512,874 or 45%, respectively.  The $1,487,812 or 98% increase in gross profit was due principally to an increase in sales of domestic CompuDent® units which has higher profit margins than international sales, as well as the net royalty income generated by sales of Ionic White™ consumer whitening products and the effect of a $101,608 inventory valuation write down in 2004 which did not recur in the 2005 period.

          Selling, general and administrative expenses for the nine months ended September 30, 2005 and 2004 were $5,194,541 and $3,804,961, respectively. The increase of $1,389,580 or 37% in these expenses was anticipated and is consistent with management’s stated strategy of investing in revenue generating areas of the business. Contributing to the increase was hiring and employee related expenses related to the development of Milestone’s national sales force which will benefit Milestone with additional revenues. Legal fees increased by $170,328 or 46% primarily because of the litigation expenses related to the action against the competitor to the Ionic White™ .  The increase of $52,582 or 21% in accounting fees was essentially a result of requirements of the Sarbanes-Oxley Act. Professional fees related to consulting services and investor relations increased by $181,936 or 78% primarily related to the vested portion of stock options granted to outside consultants and the engagement of several outside consultants for marketing services.   Selling, marketing and advertising expenses including related travel and tradeshows increased by $235,991 or 90%.  This reflects our aggressive marketing strategy to expand the domestic markets.

          Research and development expenses for the nine months ended September 30, 2005 and 2004 were $155,067 and $135,300, respectively.  These costs are associated with the continued development of our CoolBlue™ Tooth Whitening Systems and CompuFlo™ products and our consumer tooth whitening product sold under our distributor’s Ionic White™ trademark.

          Interest income of $67,814 was earned for the nine months ended September 30, 2005 compared to $64,952 interest income for the same period of the prior year.  This difference was due to the increased average cash balances.

          There was no interest expense for the nine months ended September 30, 2005 compared to interest expense of $67,213 for the nine months ended September 30, 2004. The difference is attributable to the extinguishment of debt related to the February 2004 equity placement.

          For the reasons explained above, net loss for the nine months ended September 30, 2005 decreased by $148,540 or 6% from the net loss for the nine month period ended September 30, 2004.  The difference is primarily a result of the increase in total revenue which is partially offset by the increase in operating expenses.

Back to Index

Liquidity and Capital Resources

          Milestone incurred net losses of approximately $2,281,000 and $2,430,000 and negative cash flows from operating activities of approximately $2,645,000 and $3,196,000 during the nine months ended September 30, 2005 and 2004, respectively.  Milestone improved its liquidity position with the private placement of Units completed in April, and June, 2005, as discussed below.  We have maintained our net worth at $6,000,000 for the three consecutive quarters ended September 30, 2005.  On August 23, 2005, we announced that we had received notice from the American Stock Exchange that we had regained compliance with all continued listing requirements.   The American Stock Exchange has removed the special symbol indicating that we were below continued listing standards, although it will continue to monitor our compliance with continued listing standards.  We will continue to seek new sources of equity funding.

Private Placements

          On April 4, 2005 Milestone completed a $2,999,996 private placement of 101,044 Units to accredited investors. Each Unit consisted of 10 shares of Common Stock and two Warrants.  Each Warrant entitles the holder to purchase a share of Common Stock at $4.89 per share through the close of business on February 16, 2009. I-Bankers Securities, Inc. acted as Placement Agent for Milestone in this transaction and received a fee of $209,978 and 101,044 Warrants identical in terms to those issued to the investors.  The Units, which are restricted securities and bear a restrictive legend, are subject to stop transfer restrictions.  Total proceeds to Milestone after commissions and other expenses were $2,730,234.

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

Cash flow results

          As of September 30, 2005, Milestone had cash and cash equivalents of $3,651,943 and working capital of $5,463,805.

          For the nine months ended September 30, 2005, Milestone’s net cash used in operating activities was $2,644,883. This was attributable to a net loss of $2,281,108 adjusted for noncash items totaling $523,175 and an increase in operating assets net of operating liabilities of $886,950.

          For the nine months ended September 30, 2005, Milestone used $272,517 in investing activities. This was primarily attributable to the purchase of patent rights for $145,000and $99,602 of legal fees related to new patent applications.  Capital expenditures of $21,552 were primarily for the purchase of molds and tooling for new products.

          For the nine months ended September 30, 2005, Milestone generated $3,528,037 from financing activities relating to the private placements discussed above and an employee option exercise.

          Management believes that it has sufficient resources to meet its obligations over the next twelve months.

Back to Index

ITEM 3. CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures.  Milestone’s management, with the participation of our chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

b)
Changes in Internal Control over Financial Reporting.  There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Milestone’s internal control over financial reporting.

Back to Index

PART II

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

          On August 12, 2005, we issued to a nominee of certain partners of Milestone’s legal counsel, 8-year options to buy shares of our common stock at an exercise price of $4.37 per share for services.  The options are exercisable in accordance with their terms for up to a maximum of 1/3 of the shares covered commencing on January 1, 2006 and for an additional 1/3 of the shares covered on each of the first two anniversaries thereof.

          On August 31, 2005 we issued 40,000 shares valued at $100,000 to a marketing and sales consultant to aid in the international sale and distribution of CoolBlue™ Wand dental enhancement system.

          On September 30, 2005 we issued a total of 39,987 shares valued at $76,375 to two vendors in satisfaction of payables owed in connection with exhibition facilities and warehousing services rendered.

          All the above issuances were acquired for investment by accredited investors and were issued without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided under sections 4(6), 4(2).  All the securities are restricted securities and bear a restrictive legend and are subject to stop transfer restrictions.

Back to Index

ITEM 6.                EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1	Certificate of Incorporation of Milestone (1)
3.2	Certificate of Amendment filed July 13, 1995 (2)
3.3	Certificate of Amendment filed December 6, 1996 (3)
3.4	Certificate of Amendment filed December 17, 1997 (4)
3.5	Certificate of Amendment filed July 23, 2003 (5)
3.6	Certificate of Amendment filed January 8, 2004. (5)
3.7	Certificate of Designation filed January 15, 2004 (5)
3.8	By-laws of Milestone (1)

4.1	Specimen stock certificate (2)
4.2	Intentionally Left Blank
4.3	Form of warrant agreement, including form of warrant (6)

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.
(1)	Incorporated by reference to Milestone’s Registration Statement on Form SB-2 No. 33-92324.

(2)	Incorporated by reference to Amendment No. 1 to Milestone’s Registration Statement on Form SB-2 No. 333-92324.

(3)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 1996.

(4)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 1999.

(5)	Incorporated by reference to Milestone’s Registration Statement on Form S-2 No. 333-110376, Amendment No. 3.

(6)	Incorporated by reference to Milestone’s Registration Statement on Form S-2 No. 333-110376, Amendment No. 5.

Back to Index

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILESTONE SCIENTIFIC INC.

Registrant

/s/Leonard Osser

Leonard Osser Chairman and
Chief Executive Officer

/s/Rosaline Shau

Rosaline Shau
Chief Financial Officer

Dated: November 14, 2005