Form 10KSB
period 2005-12-31
MILESTONE SCIENTIFIC INC/NJ
filed 2006-04-14
CIK 855683

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2005

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ___________________

                        Commission File Number 001-14053

                        --------------------------------

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

    220 South Orange Avenue, Livingston Corporate Park, Livingston, NJ 07039
  ---------------------------------------------------------------------------
   (Address of Principal Executive Offices)                     (Zip Code)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. | |

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No | |

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         Indicate by check mark whether the registrant is a shell company. Yes | | No |x|

         For the year ended December 31, 2005, the revenues of the registrant were $6,433,148.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, on the American Stock Exchange, on March 31, 2006 of $1.16 was approximately $10,271,126.

         As of April 4, 2006 the issuer has a total of 11,561,214 shares of Common Stock, $0.001 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                            MILESTONE SCIENTIFIC INC.

                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS
                                                                                                      PAGE
                                                                                                      ----
PART I
      Item 1.  Description of Business...............................................................   3
      Item 2.  Description of Property...............................................................  16
      Item 3.  Legal Proceedings.....................................................................  16
      Item 4.  Submission of Matters to a Vote of Security Holders...................................  16

PART II
      Item 5.  Market for Common Equity and Related Stockholder Matters..............................  17
      Item 6.  Management's Discussion and Analysis or Plan of Operation.............................  20
      Item 7.  Financial Statements..................................................................  30
      Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..  30
      Item 8A.  Controls and Procedures..............................................................  31

PART III
      Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                                 Compliance with Section 16 (a) of the Exchange Act  ................  32
      Item 10. Executive Compensation................................................................  34
      Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
                                Stockholder Matters..................................................  36
      Item 12. Certain Relationships and Related Transactions........................................  38
      Item 13. Exhibits..............................................................................  39
      Item 14. Principal Accountant Fees and Services................................................  41

SIGNATURES...........................................................................................  42

EXHIBITS.............................................................................................  43

FORWARD-LOOKING STATEMENTS

     Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Milestone to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Milestone's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Milestone. Although Milestone believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of Milestone's early stage operations, the inclusion of such information should not be regarded as a representation by Milestone or any other person that the objectives and plans of Milestone will be achieved.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         All references in this report to "we," "us," "our" or "Milestone" refer to Milestone Scientific Inc., and its former subsidiary, Spintech, Inc. ("Spintech"), unless the context otherwise indicates. We have rights to the following trademarks: CompuDent(R), CompuMed(R), CompuFlo(TM), The Wand(R), The WandPlus(R), The SafetyWand(TM) and CoolBlue(TM) Wand. Milestone was incorporated in the State of Delaware in 1989. On December 10, 2004, Milestone merged its three subsidiaries into itself in order to reduce administrative expenses. Two of the subsidiaries were wholly owned. The third, Spintech, was merged into Milestone by a short-form merger. Also on December 10, 2004 we purchased a 19.9% interest in a German wholesale distributorship that sells dental products including our CompuDent technology and CoolBlue product lines in Germany, the world's third largest dental market.

         All share number and share price information in this report have been retroactively adjusted to reflect the 1-for-3 reverse stock split effected in January 2004.

                                    BUSINESS

BACKGROUND

         Milestone Scientific Inc. is the world leader in advanced injection technology. Its principal product, a computer controlled, precision metered, local anesthetic injection system (the "CompuDent"), enables a dentist to consistently administer safe, effective and painless injections. CompuDent is a revolutionary device, considered one of the major advances in dentistry of the twentieth century. It has been favorably evaluated in approximately 50 peer-reviewed or independent clinical research reports. In 2004, the CompuDent was prominently featured in the leading textbook on dental anesthesia, the "Handbook of Local Anesthesia" by Stanley F. Malamed, DDS.(1)

     CompuDent, including its ergonomically designed single-use hand-piece ("The Wand"), provides numerous, well documented benefits:

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

         Despite CompuDent's many benefits, including the administration of painless injections, dentists in the United States have been slow to give up the use of traditional syringes. Dentists have all been trained to use syringes in dental school and often have become accustomed to and comfortable with their use during many years of clinical practice, in spite of the obvious reluctance and/or fear of the patient in relation to injections administered by hypodermic syringe. There are approximately 40 million dental phobics, those people afraid to visit a dentist, in the United States. Therefore, there may be a disconnect in the way dentists perceive their patients' attitudes toward injection by hypodermic syringe. As a result of this disconnect,, sales were below expectations in 1999 and 2000 following a successful launch in early 1998 to "new adopters". By the end of 2000, Milestone had limited financial resources and was forced to choose between maintaining its leadership position in advanced injection technology and continuing to promote sales through high levels of sales and marketing expenses, including trade show appearances. Milestone chose to maintain its technology leadership position and drastically reduced marketing and sales expenses, thus allowing domestic sales of new units to suffer. However, despite limited marketing efforts, foreign sales continued to grow. Also, increasing handpiece use by the domestic customer base resulted in rising handpiece sales.

-----------
(1) Dr. Malamed is widely recognized as the preeminent authority on dental anesthesia. New editions of his "Handbook of Local Anesthesia" are published once every seven years and are used in all major U.S. and many foreign dental schools. It is the largest selling textbook in dental anesthesia and the third largest selling dental textbook. The current edition recommends use of the CompuDent and devotes 62 paragraphs to the device and its application. Milestone believes that this is the first instance in which Dr. Malamed's text has recommended a particular device.

         In support of its current product portfolio, as well as marketing and sales efforts, Milestone has developed the following array of other technologically advanced products for the delivery of local anesthetics and liquid medicaments.

         CompuMed

         Milestone developed, and in 2001 began limited marketing of, "CompuMed(R)", a computer controlled injection system geared to the needs of the medical market and to providing benefits similar to the CompuDent. CompuMed allows many medical procedures, now requiring intravenous sedation, to be performed with only local anesthesia because of the dramatic pain reduction. Also, dosages of local anesthetic can often be significantly reduced, thus reducing side effects, accelerating recovery times, lowering costs and eliminating complications. Clinical evidence is now increasingly showing benefits from use of CompuMed in colorectal surgery, podiatry, dermatology, including MOH's surgery for the removal of basal cell carcinomas and other oncological dermatologic procedures, nasal and sinus surgery, including rhinoplasty, hair transplantation and plastic surgery.

         SafetyWand

         Following the adoption of the Federal Needlestick Safety and Prevention Act, Milestone developed, and in September 2003 the FDA approved marketing of, Milestone's SafetyWand disposable handpiece, a patented injection device that incorporates safety engineering sharps protection features to aid in the prevention of needlesticks. The SafetyWand is the first patented injection device to be fully compliant with OSHA regulations under the federal Needlestick Safety Act while meeting the clinical needs of dentists.

         The SafetyWand represents the culmination of two years' effort to develop a safer injection device for dentists, physicians and hygienists. While safety injection devices have been mandated since 2000 under federal law, OSHA had been unable to enforce this law against dentists because of the inadequacy of existing devices to meet both the requirements of the law and the clinical needs of dentists. The SafetyWand meets these requirements and provides dental practitioners with a safer retractable needle device, with single hand activation, which is reusable multiple times during a single patient visit, yet small and sleek enough not to obscure the dentist's sometimes limited field of view. Since SafetyWand is now available commercially, OSHA has begun to enforce existing regulations requiring the use of safety engineered devices. OSHA is empowered to levy substantial fines for failure to use these devices. We believe the Safety Wand will promote increased handpiece use by the more than 15,000 CompuDent anesthetic delivery systems previously sold in the United States while also providing new impetus for the purchase of these systems by new users.


MEDICAL TECHNOLOGY DEVELOPMENT

         With its core of intellectual property, particularly in advanced injection technology and fluid dynamics, Milestone has begun transitioning from a company focused on dental applications to one focused on medical applications. We believe our portfolio of intellectual property for both medical and dental applications will allow Milestone to strengthen its role as a world leader in advanced injection technology for medical and dental applications.

         COMPUFLO ADVANCED INJECTION TECHNOLOGY

         Medical Applications - Spinal Anesthesia

          "CompuFlo", developed by Milestone, is a revolutionary new technology for injections. CompuFlo enables health care practitioners to monitor and precisely control "pressure", "rate" and "volume" during all injections and can be used to inject all liquid medicaments as well as anesthetics. CompuFlo can also be used to aspirate body fluids.

         Negative side effects from the use of traditional hypodermic drug delivery injection systems are well documented in dental and medical literature and include risk of death, transient or permanent paralysis, pain, tissue damage and post-operative complications. The pain and tissue damage are a direct result of uncontrolled flow rates and pressures that are created during the administration of drug solutions into human tissue. While several technologies have been capable of controlling flow rate, the ability to accurately and precisely control pressure has been unobtainable until our development of CompuFlo.

         On September 14, 2004, Milestone Scientific was issued United States Patent No. 6,786,885 over the CompuFlo technology, entitled "Pressure/Force Computer Controlled Drug Delivery System with Exit Pressure. Proprietary software, working with an innovative technology, allows the system to continuously monitor and control the exit pressure of fluid and/or medication during an injection. This same technology also enables doctors to accurately identify different tissue types based on exit pressure during an injection. The technology appears to have many applications in both medicine and dentistry including epidural injections.

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

         In 2004 and 2005, successful results of four independent pilot clinical studies confirmed the efficacy of the CompuFlo pressure/force computer controlled anesthetic delivery system in identifying the epidural space. Identifying when a hypodermic needle has entered the epidural space is a critically important factor in the safety and effectiveness of anesthetic injections administered during childbirth and in the course of pain management therapy. A report on the results of the study, conducted through the University of Texas Health Science Center at Houston under the guidance of Dr. Oscar Ghelber, Assistant Professor of Anesthesiology, was presented at the Society for Technology in Anesthesia (STA) meeting on October 28th, 2004. Proper and consistent identification of the epidural space represents a critical step toward the adoption of Milestone's technology for the administration of epidural anesthesia.

         When administering epidural injections, it is critical to recognize the risks associated with administering potentially neurotoxic substances into the subarachnoid space, from which 40% of spinal fluid is produced. If local anesthesia is injected into this space, instead of the epidural space, the patient may face a lifetime of continuing agony due to adhesive arachnoiditis. This represents a potential disaster for any patient undergoing an epidural injection today, because doctors must rely upon tactile "feel" to identify the epidural space. Clinical studies using Milestone's CompuFlo Computer Controlled Infusion Pump in the administration of epidural anesthesia have provided highly encouraging results. In a presentation to the 2005 Annual Meeting of the International Anesthesia Research Society last October, Dr. Ghelber noted that existing epidural techniques use subjective feedback to identify the epidural space, while the CompuFlo technology provides precise and objective feedback and also allows anesthesiologists to use both hands to advance and direct the needle, thereby making it easier to perform this task. Dr. Ghelber further advised the meeting that CompuFlo accurately identified the epidural space in 100% of the cases tested in his pilot study.

      In December 2005, Milestone submitted a pre-market notification to the US Food and Drug Administration (FDA) on its CompuFlo Technology. This initial submission is critical for the continuing efforts to develop and commercialize this important technology. Milestone has identified a number of potential applications for CompuFlo, including the identification of the epidural space for injections of anesthetic, most notably in child delivery and pain management.

         Dental Applications - Single-Tooth Anesthesia (STA) System

         For several years, Milestone has been developing a product that combines the capabilities of its CompuDent local anesthetic delivery system and its CompuFlo pressure-sensing technology (see discussion below). This is currently referred to as the Company's "single-tooth anesthesia" or "STA" device, and management's goal is to have the STA device on the market in early 2007.

         The STA device is designed to significantly improve the efficiency of a procedure that is highly popular among dentists - the periodontal ligament injection. Currently, dentists can assure effective anesthetic administration only by using a mandibular block, which effectively deadens half of the face instead of just the tooth being worked on by the dentist. Unfortunately, dentists 'miss' the targeted area for the anesthesia about 30% of the time, requiring multiple injections and more patient time in the dentist chair. In addition, when a patient requires anesthesia for work on opposite sides of the mouth, dentists currently must schedule two separate appointments. Our STA device will deliver anesthesia locally and offer a relatively short duration of anesthesia. We believe that a device which allows dentists to effectively anesthetize a single tooth will greatly enhance the productivity of dental practices and, when combined with the painless injection capabilities already present in our CompuDent system, such a device should represent a compelling value in the marketplace. As with the Company's CompuDent system, the STA device will generate recurring revenues from per-patient disposable kits.

         LIGHT EMITTING DIODES (LED) TECHNOLOGY

         In addition to products enhancing its position in advanced injection technology, in 2004 Milestone acquired rights to a portfolio of technology centered around the use of blue light emitting diodes (LED) for a variety of dental treatment and diagnostic applications as well as for professional and consumer teeth whitening. The first product commercialized was a proprietary dental enhancement system now named the CoolBlue Wand(TM), which was launched in 2004. Subsequent to this, Milestone successfully entered the consumer teeth whitening market with Ionic White(TM) as well as the CoolBlue(TM) professional Teeth Whitening System

         COOLBLUE WAND DENTAL ENHANCEMENT SYSTEM

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

         CONSUMER TOOTH WHITENING

         In October 2004, Milestone announced the planned launch of its proprietary tooth whitening system, for the home-use consumer market. The system and consumable gels and rinses used with the system will be manufactured by United Systems, Inc. under an exclusive license agreement with Milestone requiring the purchase of a minimum of 1 million system Starter Kits from Milestone during the four-year term of the agreement.

         The $400 million (annual revenues) consumer segment of the $1 billion-plus tooth whitening market is one of the fastest growing areas in the oral hygiene industry. Milestone's system utilizes a patent pending blue LED intra-oral light (incorporated into a hand held battery-powered device) to activate proprietary tooth-whitening gels. The system is designed to provide a safe, convenient and time saving method of whitening teeth. When used on a regular basis with a specially formulated rinse, also to be offered by the licensee, the system will maintain the brightness of teeth on an ongoing basis.

         In March 2005, the Ionic White Tooth Whitening system was launched in the United States through a 30-minute infomercial. The infomercial was played throughout the U.S. starting in April, on a variety of cable and local channels. The Ionic White product line includes a Starter Kit that contains the gels, the rinse and the intra-oral light. Refill Kits with a new supply of gels and specially formulated rinse were also made available. The product was launched in Canada in July and in other countries throughout the year. As a result of the introduction of competitive products and subsequent litigation, which was settled in November 2005, our sales through the television infomercial were curtailed, however, the Ionic White was launched into retail outlets such as Walgreen's, Linens and Things and Target Stores in the September time frame.

         PROFESSIONAL TOOTH WHITENING

         Towards the end of 2005, Milestone Scientific announced the market launch of its CoolBlue Professional Tooth Whitening System, which targets the $1 billion global professional teeth whitening market. As with other Milestone products, the CoolBlue system is designed to maximize long-term revenues from disposable per-patient kits that are utilized in the whitening treatment process.

         The CoolBlue Tooth Whitening System utilizes the same basic technology found in the Ionic White system. The basic technology uses the light generated from the CoolBlue Wand as a means to generate energy and thus small levels of heat, which will accelerate the chemical reaction necessary to remove chromagenic staining from teeth. The CoolBlue System is unique in that it eliminates the need for high levels of heat to accelerate the breakdown, thereby reducing the chair-time necessary to achieve satisfactory results. In addition, the CoolBlue Whitening system includes a revolutionary home maintenance kit which uses a simple, easy and fast application of a whitening solution using sprays. This Once-A-Week(TM) home maintenance kit also eliminates the need for the dentist to mold custom trays typically required for home maintenance. These custom trays can take a dentist upwards of 35 minutes to fabricate, which uses valuable chair time. From the patient's perspective, the use of trays at home can be problematic, particularly when the trays need to be worn overnight. The unique Once-A-Week maintenance kit makes compliance much easier for the patient.


         MILESTONE RENAISSANCE

         In 2003, we recognized that the domestic market had become ready to accept our CompuDent technology. An authoritative and growing body of peer-reviewed and other independent clinical studies had established the superiority of the CompuDent to the traditional syringe in administering dental anesthesia; the CompuDent had been readily accepted in first world international markets, despite limited marketing efforts; and, more than 16 million injections had been administered with CompuDent, creating growing professional acceptance and consumer demand for the administration of painless injections by dental practitioners. Two ingredients were missing, a new marketing approach and funds to support the new sales effort required by this marketing approach.

         During 2003 we tested the use of our own highly-trained force of independent sales representatives and inside sales support and sales staff to generate additional sales to our existing base, to increase handpiece usage and both to generate leads and sell to new customers. Based on our pilot programs and studies, we determined that a new sales program built around the following components could be successful:

         o An increased base price for CompuDent to new customers to provide sufficient gross profit to allow adequate compensation to a new sales force;

         o An inside sales support staff to generate leads for outside independent sales representatives and also to set appointments, provide technical support and customer service and foster increased handpiece use;

         o Providing ancillary products to its outside sales force, such as the CoolBlue Wand, to assist that force in gaining access to dental offices for sales of CompuDent;

         o     Primary reliance on an inside sales force in the domestic market;
               and,

         o Use of independent highly trained exclusive outside sales representatives only in high density markets to prevent excessive costs.

         The plan also contemplated increased marketing and promotional activities, including increased trade show appearances, advertising directed towards dental professionals and, possibly, toward consumers.

         To fund this new marketing plan, we arranged for new equity funding through Paulson Investment Company, Inc. This offering was consummated in February 2004 with a raise of gross proceeds of $9,388,000 from the sale of 1,440,000 units, each consisting of two shares of common stock and one warrant to purchase an additional share of common stock at $4.89 per share.

         As contemplated in the offering, we used the proceeds to significantly expand the Company's sales capability by taking the following steps:

         o expanding significantly its independent sales force, both inside and outside sales representatives, and our sales support staff;

         o     conducting extensive training programs for our new sales force;

         o beginning to implement new marketing and advertising campaigns directed at the professional dental market and, possibly, the consumer market;

         o completing the final production, tooling and other work necessary to launch the SafetyWand; and,

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

         Following through with initiatives taken in late 2004, the domestic sales organization achieved double digit growth in the CompuDent Systems in each of first three quarters of the year compared to the prior year period. The expenses attributed to the domestic sales organization were significant, which again was contemplated in the design of the infrastructure. The sales organization also began selling the CoolBlue Systems in the fourth quarter, which while distracting from CompuDent sales, provided the groundwork for sales in 2006.

COMPETITION

         Our anesthetic delivery systems compete with disposable and reusable syringes that generally sell at lower prices and that use established and well-understood methodologies and other local anesthetic delivery systems, in both the dental and medical marketplaces. SafetyWand competes with other safety engineered products in the medical market and against a single product claiming to be compliant with OSHA regulations under the Needle Stick Act in the dental market.

         Our systems compete on the basis of their performance characteristics and the benefits provided to both the practitioner and the patient. Clinical studies have shown that our systems reduce fear, pain and anxiety for some patients, and we believe that they can also reduce practitioner stress levels. CompuDent can be used for all local anesthesia techniques that can be performed with a syringe. CompuDent can also be used for new and modified techniques that cannot be performed with traditional syringes. These new techniques allow for faster procedures shortening chair-time, minimizing numbing of the lips and facial muscles, enhancing productivity, reducing stress, and virtually eliminating pain and anxiety.

         The Luer Lock needle, sold by us, competes with dental needles produced and distributed by a number of major manufacturers and distributors and other producers or distributors of dental products, many of which have significant competitive advantages because of their size, strength in the marketplace, financial and other resources and broad product lines. We compete on the basis of convenience since we can package the product with an order for disposable handpieces.

         The competition in the professional and consumer tooth whitening sectors is intense. There are a significant number of competitors in both sectors and many of these competitors are quite substantial. We believe the benefits of both CoolBlue and Ionic White will elevate Milestone above many of the competitors while providing an entree to the dentist heretofore made very difficult as a single product company.

         We face intense competition from many companies in the medical and dental device industry, possessing substantially greater financial, marketing, personnel, and other resources. Most of our competitors have established reputations, stemming from their success in the development, sale, and service of competing dental products. Further, rapid technological change and research may affect our products. Current or new competitors could, at any time, introduce new or enhanced products with features that render our products less marketable or even obsolete. Therefore, we must devote substantial efforts and financial resources to improve our existing products, bring our products to market quickly, and develop new products for related markets. In addition, our ability to compete successfully requires that we establish an effective distribution network as well as support this distribution with a strong marketing plan. Historically, we have been unsuccessful in executing the marketing plans for our products, primarily due to resource constraints. New products must be approved by regulatory authorities before they may be marketed. We cannot assure you that we can compete successfully; that our competitors will not develop technologies or products that render our products less marketable or obsolete; or, that we will succeed in improving our existing products, effectively develop new products, or obtain required regulatory approval for those products. We have not been successful in marketing the product.

PATENTS AND INTELLECTUAL PROPERTY

         We hold the following U.S. utility and design patents:

                                                                           U.S. PATENT        DATE OF
                                                                           NUMBER             ISSUE
                    Computer Controlled Drug Delivery Systems

Hypodermic Anesthetic Injection Method                                     4,747,824          5/31/88
Hypodermic Anesthetic Injection Apparatus & Method.....................    5,180,371          1/19/93
  (CompuFlo, CompuMed, and CompuDent )
Dental Anesthetic and Delivery Injection Unit..........................    6,022,337          2/8/00
Design for a Dental Anesthetic Delivery System Holder..................    D422,361           4/4/00
Design for a Dental Anesthetic Delivery System Housing.................    D423,665           4/25/00
Design for a Dental Anesthetic Delivery System Handle..................    D427,314           6/27/00
Dental Anesthetic Delivery Injection Unit..............................    6,132,414          10/17/00
Dental Anesthetic Delivery Injection Unit..............................    6,152,734          11/28/00
Dental Anesthetic and Delivery Injection Unit with Automated
 Rate Control..........................................................    6,652,482          11/25/03
Pressure/Force Computer Controlled Drug Delivery System................    6,200,289          3/13/01
Pressure/Force Computer Controlled Drug Delivery System with
 Exit Pressure.........................................................    6,786,885          9/14/04
Pressure/Force Computer Controlled Drug Delivery System with
 Automated Charging...................................................     6,887,216          5/3/05
Drug Delivery System with Profiles.....................................    6,945,954          9/20/05

                Engineered Sharps Injury Protection Devices

Handpiece for Injection Device with a Retractable and Rotating Needle..    6,428,517          8/6/02
Safety IV Catheter Device..............................................    6,726,658          4/27/04
Safety IV Catheter Infusion Device.....................................    6,905,482          6/14/05
Handpiece for Injection Device with a Retractable and Rotating Needle..    6,966,899          11/22/05


                                       Other

Apparatus and Method for Sterilizing, Destroying and Encapsulating
Medical Implement Wastes...............................................    4,992,217          2/12/91
Apparatus and Method for Verifiably Sterilizing Destroying and
Encapsulating Regulated Medical Wastes.................................    5,078,924          1/7/92
Apparatus and Method for Verifiably Sterilizing, Destroying and
Encapsulating Regulated Medical Wastes.................................    5,401,444          3/28/95
Self-Sterilizing Hypodermic Syringe and Method.........................    5,512,730          4/30/96
Hypodermic Syringe and Method..........................................    4,877,934          12/19/88
Self-Sterilizing Hypodermic Syringe and Method.........................    5,693,026          12/2/97

         In 2005, four U.S. patents were issued to Milestone. Two of those patents protect elements of the Company's CompuFlo automated drug delivery technology, namely, "Drug Delivery System with Profiles" and "Pressure/Force Computer Controlled Drug Delivery with Automated Charging". The Drug Delivery System with Profiles standardizes and simplifies the drug delivery process, while reducing the risk of medical complications by controlling parameters that are essential for the safe injection of local anesthetics and other medications, as well as aspiration of bodily fluids. This is accomplished through an integrated injection database in the CompuFlo technology that contains the critical components of specific drugs, parameters of needles, tubing and syringes and all pertinent components for the safe and efficacious delivery of medications, particularly in procedures such as epidural injections.

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

         We also have several patent applications pending before the U.S. Patent and Trademark Office, and hold a number of corresponding patents and patent applications in Europe and other major markets. During the 2005 and 2004 fiscal years, we expensed $286,260 and $187,992, respectively, on research and development activities. The higher costs incurred during 2005 were primarily associated with the development of the CompuFlo and STA.

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

GOVERNMENT REGULATION

         The FDA cleared CompuDent system and its disposable handpiece for marketing in the U.S. for dental applications in July 1996; the CompuMed system for marketing in the U.S. for medical applications in May 2001; and, the SafetyWand for marketing in the U.S. for dental applications in September 2003. For us to commercialize our other products in the U.S., we will have to submit additional 510(k) applications with the FDA.

         The manufacture and sale of medical devices and other medical products are subject to extensive regulation by the FDA pursuant to the FDC Act, and by other federal, state and foreign authorities. Under the FDC Act, medical devices must receive FDA clearance before they can be marketed commercially in the U.S. Some medical products must undergo rigorous pre-clinical and clinical testing and an extensive FDA approval process before they can be marketed. These processes can take a number of years and require the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain, and FDA clearance may never be obtained. Delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each product submitted. Similar delays also may be encountered in other countries. Following the enactment of the Medical Device Amendments to the FDC Act in May 1976, the FDA classified medical devices in commercial distribution into one of three classes. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of the medical device. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls, such as adequate labeling, pre-market notification, and adherence to the FDA's Quality System Regulation ("QSR"), also referred to as "Good Manufacturing Practices" ("GMP") regulations. Some Class I devices are further exempted from some of the general controls. Class II devices are those devices whose safety and effectiveness reasonably can be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries, and FDA guidelines. Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices.

      If a manufacturer or distributor can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required pre-market approval, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) Pre-market Notification. The 510(k) Pre-market Notification and the claim of substantial equivalence may have to be supported by various types of data and materials, including test results indicating that the device is as safe and effective for its intended use as a legally marketed predicate device. Following submission of the 510(k) Pre-market Notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. By regulation, the FDA has no specific time limit by which it must respond to a 510(k) Pre-market Notification. At this time, the FDA typically responds to the submission of a 510(k) Pre-market Notification within 90 days. The FDA response may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the U.S.. However, the FDA may determine that the proposed device is not substantially equivalent or may require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay market introduction of our products and could have a material adverse effect on us. If a device that has obtained 510(k) Pre-market Notification clearance is changed or modified in design, components, method of manufacture, or intended use, such that the safety or effectiveness of the device could be significantly affected, separate 510(k) Pre-market Notification clearance must be obtained before the modified device can be marketed in the U.S.. If a manufacturer or distributor cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor will have to seek pre-market approval of the proposed device, a more difficult procedure requiring extensive data, including pre-clinical and human clinical trial data, as well as extensive literature to prove the safety and efficacy of the device.

         Though CompuDent, the SafetyWand and CompuMed have received FDA marketing clearance, there can be no assurance that any of our other products under development will obtain the required regulatory clearance in a timely manner, or at all. If regulatory clearance of a product is granted, such clearance may entail limitations on the indicated uses for which the product may be marketed. In addition, modifications may be made to our products to incorporate and enhance their functionality and performance based upon new data and design review. There can be no assurance that the FDA will not request additional information relating to product improvements; that any such improvements would not require further regulatory review, thereby delaying the testing, approval and commercialization of our development products; or, that ultimately any such improvements will receive FDA clearance.

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

         In June 2003 we received a CE mark for marketing the SafetyWand and the Wand Handpiece with Needle in Europe. In July 2003, we obtained regulatory approval to sell CompuDent and its handpieces in Australia and New Zealand.

PRODUCT LIABILITY

         Failure to use any of our products in accordance with recommended operating procedures could potentially result in health hazards or injury. Failures of our products to function properly could subject us to claims of liability. We maintain liability insurance in an amount that we believe is adequate. However, there can be no assurance that our insurance coverage will be sufficient to pay product liability claims brought against us. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on us.

EMPLOYEES

         On December 31, 2005, Milestone had 28 full-time employees, consisting of four executive officers, a senior product manager, a national sales manager, three sales support representatives, thirteen inside sales representatives, three customer service representatives, an assistant controller, a bookkeeper, and an administrative assistant. We also had a part-time clinical director, a part-time director of professional relations, and six independent sales representatives, who sell our CompuDent system.



CERTAIN RISK FACTORS THAT MAY AFFECT GROWTH AND PROFITABILITY

         The following factors may affect the growth and profitability of Milestone and should be considered by any prospective purchaser or current holder of Milestone's securities:

WE HAVE NO HISTORY OF PROFITABLE OPERATIONS. CONTINUING LOSSES COULD EXHAUST OUR CAPITAL RESOURCES AND FORCE US TO DISCONTINUE OPERATIONS.

         Although our operations commenced in November 1995, until 1998 we had limited revenues. For the years ended December 31, 1998, 1999, 2000, 2001, 2002, 2003, 2004, and 2005 our revenues were approximately $8.8 million, $2.9 million, $5.7 million, $4.1 million, $4.1 million, $4.0 million, $4.8 million, and $6.4 million, respectively. In addition, we have had losses for each year since the commencement of operations, including net losses of approximately $3 million for 2004 and 2005, respectively. At December 31, 2005, we had an accumulated deficit of approximately $50 million. Unless we can significantly increase sales of our CompuDent units, handpieces or other injection devices, we expect to incur losses for the foreseeable future.

WE CANNOT BECOME SUCCESSFUL UNLESS WE GAIN GREATER MARKET ACCEPTANCE FOR OUR PRODUCTS AND TECHNOLOGY.

         As with any new technology, there is substantial risk that the marketplace will not accept the potential benefits of this technology or be unwilling to pay for any cost differential with the existing technologies. Market acceptance of CompuDent, the SafetyWand, CompuMed and CompuFlo depends, in large part, upon our ability to educate potential customers of their distinctive characteristics and benefits and will require substantial marketing efforts and expense. More than 28,000 units of the CompuDent or its predecessors have been sold worldwide since 1998. Sales of disposable handpieces in 2003 reflect a moderate increase in the worldwide usage of our dental and medical systems. We cannot assure you that our current or proposed products will be accepted by practitioners or that any of the current or proposed products will be able to compete effectively against current and alternative products.

OUR LIMITED DISTRIBUTION CHANNELS MUST BE EXPANDED FOR US TO BECOME SUCCESSFUL.

         Our future revenues depend on our ability to market and distribute our anesthetic injection technology successfully. In the U.S. we rely on a limited number of independent representatives and in-house sales people. Abroad, we lack distributors in many markets. To be successful we will need to hire and retain additional sales personnel, provide for their proper training and ensure adequate customer support. We cannot assure you that we will be able to hire and retain an adequate sales force or engage suitable distributors, or that our sales force or distributors will be able to successfully market and sell our products.

WE DEPEND ON THREE PRINCIPAL MANUFACTURERS. IF WE CANNOT MAINTAIN OUR EXISTING RELATIONSHIPS OR DEVELOP NEW ONES, WE MAY HAVE TO CEASE OUR OPERATIONS.

         We have informal arrangements with the manufacturer of our CompuDent and CompuMed units, one of the principal manufacturers of our handpieces, and the principal manufacturer of our handpieces for those units pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. We have a manufacturing agreement with one of the principal manufacturers of our handpieces pursuant to which they manufacture products under specific purchase orders but without minimum purchase commitments. We have been supplied by the manufacturer of the CompuDent and CompuMed since the commencement of production in 1998, one of the manufacturers of our handpieces since 2002 and the other manufacturer of handpieces since 2003. However, termination of the manufacturing relationship with any of these manufacturers could significantly and adversely affect our ability to produce and sell our products. Though we have established an alternate source of supply for our handpieces in China and other alternate sources of supply exist, we would need to recover our existing tools or have new tools produced to establish relationships with new suppliers. Establishing new manufacturing relationships could involve significant expense and delay. Any curtailment or interruptions of the supply, whether or not as a result or termination of the relationship, would adversely affect us.

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

WE RELY ON THE CONTINUING SERVICES OF OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER, CHIEF OPERATING OFFICER, PRESIDENT AND DIRECTOR OF CLINICAL AFFAIRS.

         We depend on the personal efforts and abilities of our Chairman and Chief Executive Officer, our Chief Operating Officer, our President who was promoted to this position from that of Senior Vice President in September 2003, and our Director of Clinical Affairs. We maintain a key man life insurance policy in the amount of $1,000,000 on the life of our Chairman and Chief Executive Officer. However, the loss of his services or the services of each of our Chief Operating Officer, President, or Director of Clinical Affairs, on whom we maintain no insurance, could have a materially adverse effect on our business.

THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE AND MAY CONTINUE TO FLUCTUATE SIGNIFICANTLY BECAUSE OF VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL.

         Our stock price has been extremely volatile, fluctuating over the last three years between closing prices of $1.17 and $7.77. The market price of our common shares could continue to fluctuate significantly in response to a variety of factors, some of which may be beyond our control.

WE ARE CONTROLLED BY A LIMITED NUMBER OF SHAREHOLDERS.

         Our principal shareholders, Leonard Osser and K. Tucker Andersen, own 22.96% of the issued and outstanding shares of our common stock. As a result, they have the ability to exercise substantial control over our affairs and corporate actions requiring shareholder approval, including electing directors, selling all or substantially all of our assets, merging with another entity or amending our certificate of incorporation. This de facto control could delay, deter or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for our securities.

FUTURE SALES OR THE POTENTIAL FOR SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK COULD CAUSE THE TRADING PRICE OF OUR COMMON STOCK AND WARRANTS TO DECLINE AND COULD IMPAIR OUR ABILITY TO RAISE CAPITAL THROUGH SUBSEQUENT EQUITY OFFERINGS.

         Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. At December 31, 2005, we had outstanding options and warrants to purchase 3,687,085 shares of our common stock at prices ranging from $.87 to $7.50 per share with a weighted average exercise price of $4.60. Holders of these warrants and options are given the opportunity to profit from a rise in the market price of our common stock and are likely to exercise their securities at a time when we would be able to obtain additional equity capital on more favorable terms. Thus, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by such outstanding securities. The market price of our common shares has been volatile and may continue to fluctuate significantly because of various factors, some of which are beyond our control.

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

         We must comply with Sarbanes-Oxley requirements to include in our annual report a management report on the effectiveness of our internal control over financial reporting and an accompanying auditor's report. In 2005, the SEC extended, for an additional one year, the compliance date for filing internal control reports by non-accelerated filers. As a result, our filing deadline is postponed to our financial year ending December 31, 2007. In 2005, we hired an outside consultant to assist us to develop and implement the necessary internal controls and reporting procedures. We expect that the additional costs that we will incur due to the compliance requirements could have an adverse effect on our profitability.

IF WE ARE UNABLE TO SATISFY THE AMERICAN STOCK EXCHANGE MAINTENANCE REQUIREMENTS, OUR COMMON STOCK MAY BE DELISTED FROM THE AMERICAN STOCK EXCHANGE AND, AS A RESULT, OUR LIQUIDITY AND THE VALUE OF OUR COMMON STOCK MAY BE IMPAIRED.

         Shares of our common stock are currently listed on the American Stock Exchange. Continued listing on the American Stock Exchange requires that we maintain at least $6,000,000 in stockholders' equity since we have sustained losses in our five most recent fiscal years. While our equity at year end was approximately $6.3 million, if our losses continue and our equity falls below $6 million we would be subject to possible delisting, subject to our right to appeal any notice of delisting and submit an equity recovery plan. If our securities are delisted from the Exchange, trading, if any, in our securities would be conducted in the over-the-counter market on the NASD's "OTC Bulletin Board". Consequently, the liquidity of our securities could be impaired, not only in the number of securities that could be bought and sold, but also through delays in the timing of transactions, reduction in security analyst and news media coverage of Milestone, and lower prices for our securities than might otherwise be obtained.

ITEM 2.  DESCRIPTION OF PROPERTY

Our offices are located in Livingston Corporate Park in Livingston, New Jersey. We lease approximately 4,503 square feet of office space including 1,810 square feet of additional office space acquired in April 2004. As part of this expansion, the lease term was extended through June 30, 2009 at a monthly cost of $7,317 which we believe to be competitive. All the properties that we lease are in good condition. A third party distribution and logistics center in Pennsylvania handles shipping and order fulfillment on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 17, 2005, we held our Annual Meeting of Stockholders for the purpose of electing directors, approving the issuance or proposed issuance of 806,309 shares of Milestone's common stock and confirming the appointment of Eisner LLP as Milestone's independent auditor for the fiscal year ending December 31, 2005.

         At the meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Exchange Act"), there was no solicitation in opposition to any of the nominees and all of the nominees were elected as directors of Milestone Scientific Inc. to serve until the next
Annual Meeting of Stockholders, with the following vote:

                                                                  VOTES
         NOMINEE                        FOR                       AGAINST                   WITHHELD
Leonard Osser                        9,320,700                        0                      120,732
Leslie Bernhard                      9,375,939                        0                       65,493
Jeffrey Fuller                       9,380,818                        0                       60,614
Paul Gregory                         9,380,252                        0                       61,180
Leonard M. Schiller                  9,379,785                        0                       61,647


         The Stockholders also approved the issuance or proposed issuance of 806,309 shares of Milestone's common stock. The issuance or proposed issuance of 806,309 shares of Milestone's common stock was approved with 4,723,816 votes for, 195,066 votes against and 25,162 votes withheld.

         The Stockholders also approved the appointment of Eisner LLP as our independent auditor for the 2005 fiscal year. The appointment of Eisner LLP was ratified with 9,400,086 votes in favor, 26,924 votes against and 14,422 votes withheld.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Milestone's Common Stock is traded on the American Stock Exchange under the symbol "MSS" and the Pacific Stock Exchange under the symbol "MSS." Milestone's warrants are traded on the American Stock Exchange under the symbol "MSS.WS".

         Common Stock

         The following table sets forth the high and low sales prices of our Common Stock, as quoted by the American Stock Exchange after adjustment for the 1-for-3 reverse stock split in January 2004.

                                                                                    HIGH         LOW
                                                                                    ----         ---
     2004
     First Quarter................................................................. $4.20        $2.38
     Second Quarter................................................................ $2.46        $1.75
     Third Quarter................................................................. $2.48        $1.67
     Fourth Quarter................................................................ $1.85        $1.55

     2005
     First Quarter................................................................. $4.11        $1.72
     Second Quarter................................................................ $3.98        $2.22
     Third Quarter................................................................. $2.70        $1.75
     Fourth Quarter................................................................ $2.04        $1.17

         Warrants

         The following table sets forth the high and low sales prices of our warrants, each to purchase one share of common stock, as quoted by the American Stock Exchange, commencing on March 18, 2004, their first day of trading.

     2004
                                                                                    HIGH         LOW
                                                                                    ----         ---
     First Quarter (Commencing March 18 and ending March 31)....................... $.65         $.55
     Second Quarter................................................................ $.70         $.25
     Third Quarter................................................................. $.60         $.26
     Fourth Quarter................................................................ $.52         $.26

     2005
                                                                                    HIGH         LOW
                                                                                    ----         ---
     First Quarter................................................................. $.80         $.27
     Second Quarter................................................................ $.70         $.36
     Third Quarter................................................................. $.48         $.25
     Fourth Quarter................................................................ $.34         $.22

HOLDERS

         According to the records of our transfer agent, there were approximately 3,800 shareholders of record of our common stock as of December 31, 2005.

DIVIDENDS

         The holders of our Common Stock are entitled to receive such dividends as may be declared by Milestone's Board of Directors. Milestone has not paid and does not expect to declare or pay any dividends in the foreseeable future.

     For information regarding securities authorized under our equity compensation plan, see Item 11


SALES OF UNREGISTERED SECURITIES

         During 2005, we issued 362,345 shares of common stock valued at $801,708 for the following reasons:

               o pursuant to a technology agreement to provide Milestone with patent rights, Milestone issued 43,424 shares valued at $70,000;

               o for various consulting services, 139,362 shares valued at $372,000 (of which $238,166 was expensed in 2005) were issued to 7 consultants;

               o as part of annual compensation and severance, 23,461 shares valued at $53,333 (of which $45,001 was expensed in 2005) were issued to two employees and a former employee;

               o in satisfaction of payables owed in connection with warehousing and fulfillment services and exhibition facilities, 156,098 shares valued at $306,375 were issued to 2 vendors.

         In addition, on November 1, 2005, we converted 25,365 shares of 8% convertible preferred stock and accumulated dividends to 7,074 shares of common stock based on a conversion factor of 1:0.1731.

         In 2005, Milestone issued 272,000 options to its board of directors and employees as bonus and compensation. These options are vested immediately, with a 5-year expiration date, and a weighted average exercise price of $1.89.

         In 2005, Milestone issued 16,666 options valued at $28,166 to the Company's outside Director of Clinical Affairs in consideration of newly granted patent rights. This value was capitalized as patents and is being amortized over the life of the patents.

         Milestone also issued options to various consultants and its outside general counsel for which we recorded expense of $110,557 in 2005.

         During 2004, we issued common stock in payment of amounts due for goods and services, satisfaction of notes payable and as compensation to two employees and a key distributor for services during 2004:

         In June 2004, we issued 1,106 shares of common stock having a fair value of $2,500 in partial payment of services to be provided under 1 year public relations consulting agreement which amount was charged to expense in 2004.

         In August 2004, we issued 36,331 shares of common stock having a fair value of $70,411 in payment of trade accounts payable related to the purchase of fixed assets valued at $70,411.

         In November 2004, Milestone satisfied the $50,000 promissory note and accrued interest at 6% of $4,475 by issuing 58,200 shares of common stock.

         In December 2004, we issued 6,060 shares having a fair value of $10,000 to two employees and 9,091 shares to a distributor having a fair value of $15,000.

         In April 2004, we issued to Marina Co., a nominee of partners of Morse, Zelnick, Rose & Lander LLP, our legal counsel, options expiring April 16, 2009 for the purchase of 160,000 shares of our common stock, at an exercise price of $3.26 per share, and warrants, expiring April 16, 2009, to purchase 80,000 shares of our common stock at $4.89 per share, as partial consideration for services rendered in connection with our February 2004 public offering.

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

         In June 2003, we issued a 6% convertible note in the amount of $50,000 and warrants to purchase 53,419 shares of our common stock at $1.56 per share.

         In September 2003, we issued a 6% convertible note in the amount of $50,000 and warrants to purchase 5,000 shares of our common stock at $6.00 per share.

         In October 2003, we issued 1,646,419 shares of common stock in satisfaction of 6% / 12% Secured and Senior Secured Notes in the aggregate amount of approximately $5 million. We also committed to issue 25,365 shares of 8% convertible preferred stock in satisfaction of $25,365 of principal and accrued interest. The preferred stock will be convertible into 4,390 shares of common stock at $5.79. Subsequently, we issued 94,327 additional shares of common stock to these former noteholders as consideration for their previous consent to extend the maturity date of these notes.

         On October 9, 2003, we entered into a binding agreement with our Chief Executive Officer and a major investor under which we have sold and issued to them 246,044 units, each consisting of two shares of common stock and one warrant to purchase one share of common stock in payment of $1,604,204 of debt and interest due to our Chief Executive Officer and a major investor, and approximately 58,896 units in payment of $384,000 of accrued compensation due to our Chief Executive Officer. The Units were issued on the date of our offering. Both investors are accredited investors.

         On October 31, 2003, we issued 102,195 shares of our common stock to principal vendors, in satisfaction of trade payables in the aggregate amount of approximately $503,000.

         The foregoing securities were issued in reliance upon the exemption from the registration requirements of the Act, as amended, provided in Section 4(2) thereof, as a transaction by an issuer not involving a Public Offering. The registrant reasonably believed that each purchaser had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of the investment, each purchaser represented an intention to acquire the securities for investment only and not with a view to distribution thereof and appropriate legends were affixed to the stock certificates or warrants. No commissions were paid in connection with such issuances.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussions of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this annual report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements, within the meaning of section 21E of the Exchange Act, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. See "Risk Factors" on page 13 of this Form 10-KSB.

OVERVIEW

In 2005, we continued to execute a multi-point strategy designed to:

         o penetrate the dental and medical markets with our existing computer controlled injection technology;

         o utilize our LED technology platform to enter both the consumer and professional tooth whitening market; and,

         o continue development of our pressure force technology for both dental and medical applications.

         Based on the results to date, we believe that we have made substantial progress toward achieving the above objectives. We have recruited and developed a highly trained domestic inside sales organization to service the U.S.. In developing this core inside sales competency, we have been able to begin bundling our two product portfolios to both users and new customers. While this has resulted in an increase in our spending and incurred losses, all of which were planned in line with our projections, we believe that the return on this investment has been and will continue to be increased revenues.

         In March 2005, the Ionic White Tooth Whitening system was launched in the U.S. through a 30 minute infomercial. The infomercial was played throughout the U.S. starting in April on a variety of cable and local channels. The Ionic White product line includes a Starter Kit that contains the gels, the rinse and the intra-oral light. Refill Kits with a new supply of gels and specially formulated rinse were also made available. The product was launched in Canada in July and in other countries throughout the year. As a result of the introduction of competitive products and subsequent litigation, our sales through the television infomercial were curtailed; however, the Ionic White was launched into retail outlets such as Walgreen's, Linens and Things and Target Stores in the fourth quarter.

         Towards the end of 2005, Milestone Scientific announced the market launch of its CoolBlue Professional Tooth Whitening System, which targets the $1 billion global professional teeth whitening market. As with other Milestone products, the CoolBlue system is designed to maximize long-term revenues from disposable per-patient kits that are utilized in the whitening treatment process.

         The CoolBlue Tooth Whitening System utilizes the same basic technology found in the Ionic White system. The basic technology uses the light generated from the CoolBlue Wand as a means to generate energy and thus small levels of heat, which will accelerate the chemical reaction necessary to remove chromagenic staining for teeth. The CoolBlue System is unique in that it eliminates the need for high levels of heat to accelerate the breakdown thereby reducing the chair-time necessary to achieve satisfactory results. In addition, the CoolBlue Whitening system includes a revolutionary home maintenance kit which uses a simple, easy and fast application of a whitening solution using sprays. This Once-A-Week(TM) home maintenance kit also eliminates the need for the dentist to mold custom trays typically required for home maintenance.

         We have also developed new advanced sophisticated technology, for which we have been granted patent protection that can be used for a number of medical and dental purposes. In medical, this advanced technology was the subject of multiple clinical studies which proved the efficacy of identifying the epidural space for spinal anesthesia. A prototype of the epidural injection device has been successfully reviewed in four clinical studies at a major university affiliated hospital. In the dental market, the technology is the foundation of the next generation product, which will allow dentists to administer a single tooth anesthetic injection, known as a Periodontal Ligament Injection (PDL), as a primary injection.

         Our focus on sales and marketing are reflected in the strong revenue growth in 2005. Revenues have increased both domestically and internationally, from increases in all product lines including CompuDent units, an increasing base of handpiece sales and the sales from CoolBlue products. Global equipment sales, including CompuDent and Wand Plus units increased by 68%. Handpiece sales increased 15% domestically and 28% internationally.

         The following table shows a breakdown of our product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

                                                       Year Ended December 31,
                                   --------------------------------------------------------------
                                                2005                              2004
                                   -------------------------------   ----------------------------
DOMESTIC
CompuDent                                $ 1,363,705        31.5%         $ 813,610        24.1%
Handpieces                                 2,762,944        64.0%         2,334,297        69.1%
Other                                        196,409         4.5%           230,627         6.8%
                                   ------------------   ----------   ---------------   ----------
Total Domestic                           $ 4,323,058       100.0%       $ 3,378,534       100.0%
                                   ------------------   ----------   ---------------   ----------

INTERNATIONAL
CompuDent                                  $ 506,136        34.8%         $ 682,708        49.7%
Handpieces                                   854,718        58.9%           682,968        49.8%
Other                                         91,482         6.3%             6,976         0.5%
                                   ------------------   ----------   ---------------   ----------
Total International                      $ 1,452,336       100.0%       $ 1,372,652       100.0%
                                   ------------------   ----------   ---------------   ----------

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic                                 $ 4,323,058        74.9%       $ 3,378,534        71.1%
International                              1,452,336        25.1%         1,372,652        28.9%
                                   ------------------   ----------   ---------------   ----------
Total Product Sales                      $ 5,775,394       100.0%       $ 4,751,186       100.0%
                                   ==================   ==========   ===============   ==========

         We have earned gross profits of 60% and 49% in the years ended December 31, 2005 and 2004, respectively. However, our revenues have not been sufficient to support our overhead and research and development expenses. We have therefore reported substantial losses for each of those periods. We have taken steps to cut our overhead and increase sales.

         The February 2004 public offering and the private placements in March and June 2005 enabled us to continue execution of our strategic plan including the creation of a domestic sales organization, expansion of marketing and advertising programs and investment in new product development. During 2005, our operating results reflected increased spending in those areas, consistent with the plan, including:

         o continued recruitment and training of a domestic sales organization;

         o increased spending on marketing and advertising, including the development of a consumer radio campaign targeting the Indianapolis metropolitan area;

         o continued investment into research and development of our tooth whitening products, CompuFlo technology and Single Tooth Anesthetic Product;

         o increased spending in patent development to support the technology as well as an increase in litigation expense as a result of a law suit filed by a competitor in the consumer tooth whitening market; and, (2)

         o increased legal fees related to the submission of a 510(k) Pre-market assessment to the FDA for our CompuFlo technology


          During 2005, we continued to take steps in order to reduce expenses. Selling, general, and administrative expenses increased, in general, because of the development of the domestic sales infrastructure. However, legal expenses and consulting expenses, in particular, decreased slightly toward the end of the year. We will continue to invest in the R&D associated with our new technologies.

         Since our public offering in February 2004, we have invested heavily in the development of a national sales organization implementing the new marketing and sales plan successfully tested in 2003. As a result of the experiences during the latter part of 2004 and 2005, we have reduced the total numbers of territories from 41 to 20, which allows effective penetration of the U.S. dental market. At the end of 2005, the domestic sales force consisted of a national sales manager, 13 inside sales representatives communicating with customers primarily by telephone, e-mail and fax, 3 sales support representatives working in conjunction with our outside sales representatives and 6 outside independent sales representatives.

         We plan to further support our increased sales and marketing activity through trade show appearances, increased advertising to dental professionals and, consumer advertising. Since our public offering we have provided further support for our expanded activities through added investment in the following areas:


Tooth Whitening and Curing

         o transferring of the manufacturing of the CoolBlue Light System to Tricor Systems, Inc., our manufacturer of the CompuDent systems.

CompuFlo

         o     developing new software for the epidural clinical studies;

         o additional engineering effort to make the software suitable for clinical studies;

         o researching related activities to support the software development and clinical trials;

         o paying legal fees related to the submission of the 510(k) to the FDA.

Single Tooth Anesthetic System

         o developing the next generation product for the dental market - a new unit which incorporates the pressure sensing technology from the CompuFlo and marries it to the core technology underlying the CompuDent system.

Direct to Consumer Marketing

         o developing and implementing a targeted radio campaign to increase awareness of our computer controlled anesthetic delivery systems in the dental market; and,

         o launching this campaign into the Indianapolis market in August through December of 2005.


CURRENT CONDITION OF MILESTONE

         With the progress achieved in 2005, we believe that we are now positioned to seize the market opportunities that we believe are available to us through our patent protected products. We believe that our ownership of the SafetyWand technology in light of OSHA regulations, issued pursuant to recent federal and state government legislation mandating needle stick safety standards, positions us to become a leading provider for dentists and other health care professionals in the administration of local anesthesia. We have used the financial resources gained in the Public Offering to build the infrastructure necessary to market our products throughout the United States. Our goal in 2006 is to carry out the plan that we initiated in 2005 and to grow our revenue base of CompuDent users, thereby increasing our recurring revenue stream from the sales of our consumable hand piece products.

-----------
(2) The suit filed by a competitor to the Ionic White Tooth Whitening System was settled in November 2005, with the only cost to Milestone being the legal fees.

     PROMOTIONAL PROGRAM

         One of the persistent issues that prevents dentists from purchasing the CompuDent system is the recurring cost for handpieces. Milestone has not faced pricing pressures on the drive unit, raising prices several times from a low of $1,000 in 1998 to the $2,495 current retail price. However, Milestone has found that once dentists begin using CompuDent in a regular way their concern with the $1.50 cost of each handpiece is mitigated. Accordingly, in January 2005, Milestone implemented a sales program for the first quarter, designed to drive revenues from the sale of the CompuDent unit. The program includes:

         1. After upgrading the CompuDent system to include TurboFlo, increase its retail price in the U.S. to $2,495 from $2,195. This is expected to increase the gross margin on the unit to 87% when sold at its retail price. Taking into account all discount and pricing programs for 2005, the gross margin on the CompuDent unit was 71%.

         2 Offer to first-time buyers of CompuDent at the retail price a free one year supply of handpieces, including our new SafetyWand handpiece.

         The premise of this program is to increase the installed base of users, eliminate the initial cost issue associated with handpieces and nurture the customers so that they will begin purchasing handpieces when they run out.

         Toward the latter part of 2005, additional programs were made available to the inside and outside sales organization, which provided bundled opportunities to sell the CompuDent and new CoolBlue Professional Tooth Whitening products to both new and existing customers. The retail price on an individual CoolBlue kit is $79.95 and for the CoolBlue Wand, $995.00. The programs initiated for the launch of the CoolBlue Tooth Whitening System included:

         1. Offering a deal whereby, with the purchase of 12 CoolBlue kits, one receives a 40% discount from list, making the kit price $47.97 each, or 12 for $575.64. This was done to encourage the dentist to purchase more than one kit.

         2. Offering a bundle price of $959.00, with the purchase of the above 12 kits, which includes the 12 CoolBlue kits and the CoolBlue Wand with the required Whitening Tip.

         3. Bundling the above with a CompuDent unit for a total price of $1,990.00, which provides the dentist computer controlled local anesthetic delivery as well as whitening.

     COMPUDENT WITH TURBOFLO(TM)

         In March 2005, Milestone introduced a software enhancement to the current CompuDent, TurboFlo(TM) , which enables a practitioner to deliver medication using a third speed. This eliminates one of the few remaining obstacles to the sale of the product, as some practitioners are concerned that the system takes longer to deliver medication than a traditional syringe. As a result of the change in software and the subsequent launch, a significant number of units with the older style software were available. Milestone was able to leverage this inventory position by offering the older style units to the existing customer base at a discounted price of $995. This reduced pricing, which was put into effect in March until the inventory supplies were exhausted, caused the increase in domestic sales between the first and second quarters in 2005. This new CompuDent with TurboFlo was well received in the market and is now our standard product offering.

         SAFETYWAND

         This product was launched in January 2005 in metropolitan areas of California, Chicago and New York. To date, sales have been sluggish, primarily the result of a lack of enforcement from OSHA, the government agency tasked with the administration and enforcement with the federal legislation related to needlestick safety.

         PROFESSIONAL TOOTH WHITENING PRODUCT

         There are two basic methods used to whiten teeth in the dental office. The first method, which varies in price from $600 to $900, utilizes a high intensity plasma arc light to illuminate a very potent gel material on the teeth. The heat from this light accelerates the whitening process by accelerating the decomposition of the peroxide based material in the whitening gels. After application of the gels, the teeth are heated for 20 minutes and then the gels are removed. This is typically repeated multiple times and takes between one and two hours. The patient is given a home kit which consists of custom molded trays which the dentist must produce, requiring approximately 30 minutes of time for their teeth and enough gel material to continue the treatment for several days.

         The second method, which costs between $300 and $500, consists of the dentist making custom molds of the patient's teeth and providing the patient with gel material which is applied for one hour per day over a period of three to five weeks or in some cases, the trays and gel material are worn overnight for several weeks.

         The CoolBlue Tooth Whitening system is a professional whitening system marketed directly to dental offices. The technique used with this system is differentiated from the competition in the following manner:

         1. it uses a proprietary gel material which includes Silver Ion which is illuminated by blue Light Emitting Diodes (LED), and when the light and Silver Ion interact, energy is created which converts to a very small increase in temperature, thus accelerating the whitening process;

         2. it requires a minimum amount of time in the dental chair, as the teeth are illuminated for only ten seconds which is enough to begin the whitening process; and,

         3. the patient goes home with our proprietary whitening rinse Once-A-Week(TM), which does not require custom trays, again reducing the time in the dentist's office.

         This method has advantages for both the dentist and patient. For the dentist, it requires less chair-time, which increases the number of patients a dentist can see. It will also be cost effective against competitors, thus we believe allowing the dentist to increase their margin. From the patient's perspective, less chair-time and lower costs are both very attractive.

         We believe that the sales initiative for this product will enable us to access an expanded number of dental offices, thereby providing an opening to sell our core product - the CompuDent system. The CoolBlue Tooth Whitening System was officially launched at the American Dental Association Meeting (ADA) held in October 2005 in Philadelphia, PA.


         CONSUMER TOOTH WHITENING PRODUCT

         Ionic White(TM) Tooth Whitening system is a consumer product designed to whiten and brighten teeth. This product uses a proprietary formulation of whitening gels in conjunction with an intra-oral mouthpiece which contains a series of blue LEDs used to accelerate the whitening process. There are patents pending in the U.S. and internationally on both the design and method of this product. In an independent study, Ionic White was clinically proven to whiten teeth.

         What differentiates this product from other over-the-counter consumer products can be summed up in the following points:

         o It uses a proprietary gel material which includes Silver Ion which is illuminated by blue Light Emitting Diodes (LED) and when the light and Silver Ion interact, energy is created which converts to a very small increase in temperature, thus accelerating the whitening process;

         o The proprietary whitening gel uses micropore gel, which is 1/10 the size of the typical molecules used in tooth whitening products, allowing the gels to enter the dentin tubules for superior whitening;

         o The unique construction of the intra-oral mouthpiece allows the gels to migrate to the top and bottom of the teeth, as well as the front and back, unlike OTC products, including whitening strips, which typically whiten only the front of the teeth and leave teeth looking stained where the back of the teeth are stained, since teeth are translucent;

         o The initial process takes only 21 minutes, after which there is a noticeable difference in the brightness of the teeth, and once the customers begin using the whitening rinse on a regular basis, their teeth will continue to whiten; and,

         o Following any whitening procedure, teeth will continue to stain, primarily due to coffee, tea and other items that cause chromagenic stain, and the Ionic White system uses a proprietary whitening rinse, which, when used with the intra-oral mouthpiece, maintains white, bright teeth.

         There will be two products marketed. The first is the starter-kit which will contain three applications of the whitening gels, the intra-oral mouthpiece, as well as a supply of the whitening rinse. The second kit will include three applications of the whitening gels and another supply of the whitening rinse. The recurring revenue will come from customers who begin using the starter kit and want to maintain white, bright teeth.

         Ionic White was launched via television infomercials in March 2005. In April, Milestone initiated legal action against Telebrands and White Light(TM), a product the company believes unfairly competes with its product. In September, due to the continued competition from White Light, Ionic White Inc., launched Ionic White into retails outlets, including Target(R), Walgreens(R) and Linens and Things(R). Shortly after this retail launch, Telebrands initiated legal action against Milestone and Ionic White for false advertising, claiming that claims were made which could not be substantiated and as a result, White Light sales dropped precipitously. This action was settled in November 2005, with legal fees being the only expense for Milestone.

         COMPUFLO

         In December 2005, Milestone submitted a pre-market notification to the FDA on its CompuFlo Technology. This initial submittal is critical for the continuing efforts to develop and commercialize this important technology. Milestone has identified a number of potential applications for CompuFlo, including the identification of the epidural space for injections of anesthetic, most notably in child delivery and pain management.

         SINGLE TOOTH ANESTHESIA

         The STA device is designed to significantly improve the efficiency of a procedure that is highly popular among dentists - the periodontal ligament injection. Our STA device will deliver anesthesia locally and offer a relatively short duration of anesthesia. We believe that a device which allows dentists to effectively anesthetize a single tooth will greatly enhance the productivity of dental practices and, when combined with the painless injection capabilities already present in our CompuDent system, such a device should represent a compelling value in the marketplace. As with the Company's CompuDent system, the STA device will generate recurring revenues from per-patient disposable kits.

         The technology underlying our SafetyWand, the CompuFlo and an improvement to the controls for CompuDent was developed by our Director of Clinical Affairs and assigned to us. We purchased this technology pursuant to an agreement dated January 1, 2005, for 43,424 shares of restricted common stock and $145,000 in cash, payable on April 1, 2005. In addition, our Director of Clinical Affairs will receive additional deferred contingent payments of 2.5% of our total sales of products using some of these technologies, and 5% of our total sales of products using some other of the technologies. If products produced by third parties use any of these technologies (under license from us) then he will receive the corresponding percentage of the consideration received by us for such sale or license.

         The technology underlying our CoolBlue Professional Whitening and Ionic White Consumer Whitening Products was acquired from DaVinci Systems. We pay a 7% royalty to DaVinci Systems on the amounts paid to us by our joint venture partner as a result of its sales of the consumer whitening product.

         We also pay a 5% fee to Strider Inc. on the amounts paid to us by our joint venture partner as a result of its sales of the consumer and professional whitening products. Strider assisted in bringing the CoolBlue and Ionic White product lines to Milestone.



     SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles, generally accepted in the U.S.. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, stock-based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

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




RESULTS OF OPERATIONS
         The consolidated results of operations for the year ended December 31, 2005 compared to 2004 reflect our focus on the development and implementation of our strategic sales and marketing initiatives in the U.S.. During 2005 we continued recruitment and training of our domestic sales organization. Our spending on marketing also increased through more aggressive advertising, greater attendance at industry tradeshows and the direct-to-consumer advertising campaign. Increased expenses associated with this expansion are in line with management's expectations and contribute to the continued loss from operations.

         The following table sets forth for the periods presented, statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

                                                      Year Ended December 31,
                                  ----------------------------------------------------------------
                                               2005                             2004
                                  ------------------------------   -------------------------------
 Products sales, net                    $5,775,394          90%          $4,751,186          100%
 Royalty income                            657,754          10%                   -             -
                                  -----------------   ----------   -----------------   -----------
 Total revenue                           6,433,148         100%           4,751,186          100%
                                  -----------------   ----------   -----------------   -----------
 Cost of products sold                   2,521,022          39%           2,415,826           51%
 Royalty expense                            78,930           1%                   -             -
                                  -----------------   ----------   -----------------   -----------
 Total cost of revenue                   2,599,952          40%           2,415,826           51%
                                  -----------------   ----------   -----------------   -----------
 Gross Profit                            3,833,196          60%           2,335,360           49%
                                  -----------------   ----------   -----------------   -----------
 Selling, general and
  administrative expenses                6,794,032         106%           5,155,569          108%
 Research and
  development expenses                     286,260           4%             187,992            4%
                                  -----------------   ----------   -----------------   -----------
 Total operating expenses                7,080,292         110%           5,343,561          112%
                                  -----------------   ----------   -----------------   -----------
 Loss from operations                   (3,247,096)        -50%          (3,008,201)         -63%
 Other income/expense                      492,869           8%              11,337            0%
                                  -----------------   ----------   -----------------   -----------
 Net loss                              ($2,754,227)        -42%         ($2,996,864)         -63%
                                  =================   ==========   =================   ===========

Year ended December 31, 2005 compared to year ended December 31, 2004

         Total revenues for the years ended December 31, 2005 and 2004 were $6,433,148 (product sales of $5,775,394 and royalty income of $657,754) and $4,751,186, respectively. The 22% increase in product sales is primarily related to a $550,095 or 68% increase in domestic sales of CompuDent and CompuMed, and a $600,397 or 20% increase in worldwide sales of the Wand handpieces, offset by a decrease of $176,572 or 26% in international CompuDent and CompuMed sales. Total domestic sales, including CompuDent, CompuMed, handpieces, and our new CoolBlue products increased $944,524 or 28%, while total international sales increased by $79,684 or 6% in 2005. This shows the effect of our investment in our domestic sales force and marketing initiatives while maintaining a strong presence internationally. Domestic handpiece sales increased $428,647 or 18%, while international handpiece sales increased by $171,750 or 25%. This is primarily the result of the success of the bonded handpiece in the global market. The amount of $657,754 or 10% of total revenue in 2005 is royalty income from granting United Systems Inc. a license to manufacture, market, and sublicense the Ionic White(TM) to the consumer market.

         Cost of products sold for the years ended December 31, 2005 and 2004 were $2,521,022 and $2,415,826, respectively. The $105,196 or 4% increase is primarily attributable to the additional cost of goods sold for the higher revenues previously discussed. Royalty expense related to the royalty income from the sales of the Ionic White(TM) Tooth Whitening System was $78,930 in fiscal year 2005. This expense did not exist in 2004.

         For the year ended December 31, 2005, Milestone generated a gross profit of $3,833,196 or 60% as compared to a gross profit of $2,335,360 or 49% for the year ended December 31, 2004. Excluding the net royalty income (net of royalty expense) of $578,824, which has a gross profit of 88%, gross profit of products sales was 56% in 2005. The increase in gross profit percentage was due to higher domestic sales, which has higher profit margin than international sales.

         Selling, general and administrative expenses for the years ended December 31, 2005 and 2004 were $6,794,032 and $5,155,569, respectively. The $1,638,463 or 32% increase is primarily attributable to Milestone's continued execution of its strategy to develop our domestic sales force and distribution capacity as well as increased legal and consulting expenses. Hiring and related employee expenses including commissions increased by $672,010 or 31%. Legal fees increased by $281,178 or 67% for legal fees relating to patent protection for the Ionic White(TM) Tooth Whitening System, litigation expenses related to the action taken by Telebrands as well as divisional patent protection for CompuFlo(TM). Professional fees related to consulting services and investor relations increased by $265,971 or 74% primarily related to the vested portion of stock options granted to outside consultants and the engagement of several outside consultants for marketing services. Accounting fees increased by $155,615 or 84% as a result of requirements of the Sarbanes-Oxley Act and increased SEC filings. Selling, marketing, and advertising expenses including trade shows increased by $241,688 or 65%. This reflects the additional expenses related to the direct-to-consumer advertising campaign, advertising and marketing initiatives related to CompuDent and the launch of the CoolBlue(TM) Professional Tooth Whitening product. Most of the increases in these expenses were anticipated and in line with management's strategy of investing in revenue generating areas of the business.

         Research and development expenses for the years ended December 31, 2005 and 2004 were $286,260 and $187,992, respectively. These costs are associated with the development of Milestone's CoolBlue(TM) Tooth Whitening Systems CompuFlo(TM) products, the Single Tooth Anesthetic (STA) products, and our consumer tooth whitening product sold under our distributor's Ionic White(TM) trademark.

         The loss from operations for the years ended December 31, 2005 and 2004 was $3,247,096 and $3,008,201, respectively. The $238,895 or 8% increase in loss from operations is explained above.

         Interest income of $92,869 was earned through December 31, 2005 compared with $80,867 for the prior year. This difference was due to the increased interest rate in 2005.

         Other income of $400,000 was earned in 2005. This amount was paid to Milestone for the purchase of certain rights held by the Company.

         There was no interest expense for the year ended December 31, 2005 compared to interest expense of $69,530 for the year ended December 31, 2004. The decrease is mainly attributable to a $1.4 million extinguishment of debt related to the February 2004 equity placement.

         For the reasons explained above, net loss for the year ended December 31, 2005 was $2,754,227 as compared to a net loss of $2,996,864 for the year ended December 31, 2004. The $242,637 or 8% decrease in net loss is primarily a result of the increased total revenue which is partially offset by the increased operating expenses and the other income.

LIQUIDITY AND CAPITAL RESOURCES

         Milestone incurred net losses of $2,754,227 and $2,996,864 and negative cash flows from operating activities of $3,266,317 and $4,284,869 during the year ended December 31, 2005 and 2004, respectively. Milestone improved its liquidity position with the private placement of units completed in April, and June, 2005, as discussed below. We have maintained our net worth at $6,000,000 for the four consecutive quarters ended December 31, 2005. On August 23, 2005, we announced that we had received notice from the American Stock Exchange that we had regained compliance with all continued listing requirements. The American Stock Exchange has removed the special symbol indicating that we were below continued listing standards, although it will continue to monitor our compliance with continued listing standards.

Private Placements

         On April 4, 2005 Milestone completed a $2,999,996 private placement of 101,044 units to accredited investors. Each unit consisted of 10 shares of Common Stock and two Warrants. Each Warrant entitles the holder to purchase a share of Common Stock at $4.89 per share through the close of business on February 16, 2009. I-Bankers Securities, Inc. acted as Placement Agent for Milestone in this transaction and received a fee of $209,978 and 101,044 Warrants identical in terms to those issued to the investors. The units, which are restricted securities and bear a restrictive legend, are subject to stop transfer restrictions. Net proceeds to Milestone after commissions and other expenses were $2,655,659.

         On June 30, 2005 Milestone completed a $847,960 private placement of 34,000 units. Each unit consists of 10 shares of Common Stock and two Warrants. Each Warrant entitles the holder to purchase a share of Common Stock at $4.89 per share through the close of business on February 16, 2009. Dynamic Decisions acted as Placement Agent for Milestone in this transaction and received a fee of $50,878 and 600 units, which are substantially the same form as those issued to the investors. Total proceeds from this private placement, after commissions and other expenses, were $797,054.


CASH FLOW RESULTS

         As of December 31, 2005, we had cash and cash equivalents of $2,892,679 and working capital of $5,194,760.

         For the year ended December 31, 2005, our net cash used in operating activities was $3,266,317. This was attributable primarily to a net loss of $2,754,227 adjusted for noncash items of $851,359 (of which $99,060 was depreciation expense, $19,090 was amortization of patents, $33,111 was bad debt expense, and $700,098 was stock and options issued for compensation, consulting, and vendor services), a $41,163 decrease in accounts receivable, a $185,702 increase in royalty receivable, a $435,133 increase in inventory, a $957,629 increase in advances to contract manufacturer, a net $32,770 increase in accounts payable and accrued expenses, and a $150,000 increase in deferred compensation.

         For the year ended December 31, 2005, Milestone used $335,772 in investing activities. This was primarily attributable to the purchase of patent rights for $145,000 and $161,317 of legal fees related to new patent application. Capital expenditures of $23,092 were primarily for the purchase of molds and tooling for new products.

         For the year ended December 31, 2005, Milestone generated $3,453,462 from financing activities relating to the private placements discussed above and an employee option exercise.

         Management believes that it has sufficient resources to meet its obligations over the next twelve months.


RECENT ACCOUNTING PRONOUNCEMENTS

         In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140. FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It resolves issues in the implementation of Statement 133 and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Milestone does not expect this standard to have any impact on the company's results of operations or financial position.

         In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20 and FASB Statement No. 3. FAS 154 amends APB No. 20 to require retrospective application of voluntary changes in accounting principle to prior periods' financial statements. The statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimates effected by a change in accounting principles. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect this standard to have any impact on the Company's results of operations or financial position.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("FAS 123R"), which replaces FAS 123 and supersedes APB No.
25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For public entities that file as small business issuers, the effective date is the first interim or annual reporting period beginning after December 15, 2005. The pro-forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt FAS 123R beginning January 1, 2006. Under FAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

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

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On June 10, 2004, the Registrant engaged Eisner LLP as its Independent Registered Public Accounting Firm and dismissed J.H. Cohn LLP, Milestone's former Independent Registered Public Accounting Firm. The reports of J.H. Cohn LLP for the years ended December 31, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles.

            The decision to change accountants was approved by the Registrant's Audit Committee and its Board of Directors as a whole.

            During 2003 and 2002, and during the period from January 1, 2004 to June 10, 2004, there were no disagreements with J.H. Cohn LLP on accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of J.H. Cohn LLP, would have caused J.H. Cohn LLP to make reference to the subject matter of the disagreement in connection with their report.

            During the two most recent fiscal years and the subsequent interim period preceding the engagement of Eisner LLP, neither the Registrant, nor anyone on its behalf, has consulted Eisner LLP regarding: (i) the application of accounting principles to a specific completed or proposed transaction, or the type of audit opinion that might be rendered on the Registrant's financial statements, which consultation resulted in the providing of a written report or oral advice concerning the same to the Registrant that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Rule 304(a)(1)(iv) of Regulation S-B promulgated under the Securities Act of 1933, as amended) or a reportable event (as defined in Rule 304(a)(1)(v) of Regulation S-B).

ITEM 8A. CONTROLS AND PROCEDURES

         A) Evaluation of Disclosure Controls and Procedures. Milestone's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of Milestone's "disclosure controls and procedures" (as defined in the Securities Exchange Act, Rule 13a-14a. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Milestone's disclosure controls and procedures were effective, as of the date of their evaluation, for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by Milestone under the Securities Exchange Act of 1934. There were no changes in our internal control over financial reporting that occurred during Milestone's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Milestone's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION
Not Applicable

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The current executive officers, directors and key personnel of Milestone and their respective ages as of March 30, 2005 are as follows:

NAME                                      AGE                     POSITION                       DIRECTOR SINCE
----                                      ---                     --------                       --------------

Leonard A. Osser.........................  58    Chairman and Chief Executive Officer                 1991
Thomas R. Ronca..........................  60    Chief Operating Officer
Stuart J. Wildhorn.......................  48    President
Rosaline Shau............................  45    Chief Financial Officer
Mark Hochman, D.D.S......................  48    Director of Clinical Affairs
Eugene Casagrande, D.D.S.................  62    Director of Professional Relations
Leonard M. Schiller(1)(2)................  64    Director                                             1997
Jeffrey Fuller(1)(2) ....................  60    Director                                             2003
Leslie Bernhard(1).......................  61    Director                                             2003

--------------------
(1) Member of the Audit Committee

(2) Member of the Compensation Committee

         Leonard A. Osser has been our Chairman and Chief Executive Officer since July 1991. From 1980 until the consummation of Milestone's Public Offering in November 1995, he was engaged primarily as the principal owner and Chief Executive Officer of U.S. Asian Consulting Group, Inc., a New Jersey based provider of consulting services in "work-out" and "turnaround" situations for publicly and privately owned companies in financial difficulty.

         Thomas R. Ronca has been our Chief Operating Officer since May 2005. In 2004, Mr. Ronca was a self-employed business consultant. From 1994 until 2003, Mr. Ronca was a Senior Vice President and General Manager of the Medical Technology Division of B. Braun Medical, Inc., a subsidiary of B. Braun Melsungen AG. From 1996 through 2000, he simultaneously served as President and Chief Operating Officer of B. Braun Biotech, Inc., which provides fermenters, bioreactors and laboratory equipment to over 200 customers in the pharmaceutical and biotechnology industries.

         Stuart J. Wildhorn has been our President since September 2003 and prior to that he had been our Senior Vice President since April 2001. From 1990 until April 2001, Mr. Wildhorn held progressive senior management positions with Datex-Ohmeda, a leading manufacturer of anesthesia and patient monitoring products.

         Rosaline Shau has been our Chief Financial Officer since August 2005. Prior to that, she had been our Assistant Controller since October 2004. From 2002 to October 2004, Ms. Shau was a self-employed accounting and tax consultant for businesses in various industries. Prior to 2002, Ms. Shau served as an assistant controller of a chemical manufacturer for 5 years. Ms. Shau is a CPA and holds an MBA degree in accounting from City University of New York, Baruch College. Prior to joining Milestone, Ms. Shau had over 15 years of diversified accounting and tax consulting experience

         Dr. Mark Hochman has been a clinical consultant to Milestone since 1997 and has served on a part-time basis as the Director of Clinical Affairs and Director of Research and Development since 1999. He has a doctorate of dental surgery with advanced training in the specialties of periodontics and orthodontics from New York University College of Dentistry and has been practicing dentistry since 1984. He holds a faculty appointment as a clinical associate professor at NYU School of Dental Surgery. Dr. Hochman is a recognized world authority on advanced drug delivery systems, has published numerous articles in this area and is personally responsible for inventing much of the technology currently available from Milestone.

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

         Milestone's Board of Directors has established compensation and audit committees. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all the officers of Milestone, reviews general policy matters relating to compensation and benefits of employees of Milestone, and administers the issuance of stock options to Milestone's officers, employees, directors and consultants. All compensation arrangements between Milestone and its directors, officers and affiliates are reviewed by the Compensation Committee, the majority of which is made up of independent directors. The Audit Committee meets with management and Milestone's independent auditors to determine the adequacy of internal controls and other financial reporting matters. The Board of Directors has determined that Jeffrey Fuller qualifies as an Audit Committee Financial Expert pursuant to Item 401 (e) of Regulation S-B. Mr. Fuller is independent, as that term is used in Item7 (d)
(3)(iv) of Schedule 14A under the Exchange Act.

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

         To the best of Milestone's knowledge, based solely on review of the copies of such forms furnished to Milestone, or written representations that no other forms were required, Milestone believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) shareholders were complied with during 2005.

CODE OF ETHICS

         Milestone has adopted a code of ethics that applies to Milestone's principal executive officer, principal financial officer and other persons performing similar functions. This code of ethics is filed herewith as an exhibit to this annual report and is posted on Milestone's web site at www.milesci.com. We will also provide a copy of the Code of Ethics to any person without charge, upon written request addressed to our Chief Financial Officer, Rosaline Shau, at our principal executive office, located at 220 South Orange Avenue, Livingston, NJ, 07039.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2005, 2004, and 2003 by (i) Milestone's Chief Executive Officer and (ii) the most highly compensated executive officers, other than the CEO, who were serving as executive officers at the end of the 2005 fiscal year and whose salary as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the "Named Executives").

                          SUMMARY OF COMPENSATION TABLE

                                                               ANNUAL                     COMMON                COMMON STOCK
                                                            COMPENSATION                   STOCK                 UNDERLYING
                                                               SALARY                      AWARD                  OPTIONS
NAME AND PRINCIPAL POSITION                   YEAR                $                          #                        #
-----------------------------------------  -----------  -----------------------        --------------       ----------------------
Leonard A. Osser                              2005            300,000   (1)
 Chief Executive Officer                      2004            300,000   (2)
 and Chairman                                 2003            351,770   (3)                                        16,667
Thomas R. Ronca                               2005            111,667   (4)               7,435
 Chief Operation Officer
Stuart J. Wildhorn                            2005            183,425
 President                                    2004            180,740                     9,091  (5)               16,667
                                              2003            163,207

        (1) Includes $150,000 in deferred compensation in accordance with his employment agreement to be paid in common stock and not paid until the termination of the agreement in 2010. Excludes $28,830 paid by Milestone to Marilyn Elson, a certified public accountant, in payment of tax services. Ms. Elson is the wife of Mr. Osser.

        (2) Includes $150,000 in deferred compensation in accordance with his employment agreement to be paid in common stock and not paid until the termination of the agreement in 2010. Excludes $25,773 paid by Milestone to Marilyn Elson, a certified public accountant, in payment of tax services. Ms. Elson is the wife of Mr. Osser.

        (3) Includes $320,000 in deferred compensation but excludes $51,928 paid by Milestone to Marilyn Elson, a certified public accountant, in payment of tax services and assistance with preparation of the recently completed registration statement.

        (4) Includes pro-rated $20,000 annual stock compensation.

        (5) On December 16, 2004, the Board of Directors approved a grant of 9,091 shares of restricted stock to Mr. Wildhorn. The dollar value of the grant reflected in the Summary Compensation Table is calculated by multiplying the shares by $1.65, the closing price of Milestone stock on the date of grant. Dividends are not paid on restricted stock. The value of these shares was $12,635 on December 31, 2005 based on a closing price of $1.39.

                                  STOCK OPTIONS

         The following tables show certain information with respect to incentive and non-qualified stock options granted in 2005 to Named Executives under Milestone's 2004 Stock Option Plan and the aggregate value at December 31, 2005 of such options. In general, the per share exercise price of all options is equal to the fair market value of a share of Common Stock on the date of grant.

               OPTION GRANTS IN 2005 INDIVIDUAL GRANTS OF OPTIONS

                                   NUMBER OF           PERCENT OF TOTAL
                                SHARES OF COMMON       OPTIONS GRANTED
                                STOCK UNDERLYING        TO EMPLOYEES        EXERCISE PRICE
NAME                                 OPTIONS               IN 2005            ($/SH)           EXPIRATION DATE
----                                 -------               -------            ------           ---------------
Mark Hochman...................     10,000 (1)                9%                $1.25            12-20-2010
Rosaline Shau..................     15,000 (1)               13%                $1.25            12-20-2010

 (1) Options vest immediately on the date of the grant.


                     AGGREGATED 2005 YEAR END OPTIONS VALUES
                  FOR OPTIONS GRANTED PRIOR TO AND DURING 2005

                                                     Number of Shares of
                                                            Common
                                                       Stock Underlying             Value of Unexercised
                                                         Unexercised               In-The-Money Options At
                                                    Options At 12-31-2005              12-31-2005 (1)
                                                         Exercisable/                   Exercisable/
                         Name                           Unexercisable                   Unexercisable
                         ----                           -------------                   -------------
          Leonard A. Osser.......................         0 / 50,000                    $0 / $14,500
          Stuart J. Wildhorn.....................      24,556 / 11,111                    $0 / $0
          Rosaline Shau..........................         15,000 / 0                    $18,750 / $0

(1) Based on the closing price on December 31, 2005 of $1.39 as quoted on the American Stock Exchange.


EMPLOYMENT CONTRACTS

         In December 2003, Milestone entered into a new employment agreement with Mr. Osser for a five-year term commencing January 1, 2004. Under the new agreement Mr. Osser receives base compensation of $300,000 per year, payable one half in cash and one half in common stock valued at the average closing price of the common stock during the first 15 trading days in the month of December during each year of the term. While the number of shares to be issued will be determined each year, the stock will not be issuable until the end of the term of the agreement. In addition, Mr. Osser may earn annual bonuses up to an aggregate of $300,000, payable one half in cash and one half in common stock, contingent upon Milestone achieving predetermined annual operating cash flow, revenue and earnings targets. For 2005 he could have earned a $100,000 bonus based upon Milestone achieving break-even cash flow from operations, a $100,000 bonus based upon Milestone achieving net revenues of $7,000,000 and a $100,000 bonus based upon Milestone achieving break-even earnings determined in accordance with generally accepted accounting principles. The cash flow bonus and the earnings bonus will not be payable to the extent that the payment thereof will reduce operating cash flow or earnings below break-even, respectively. For purposes of the agreement operating cash flow shall mean cash flow from operations plus accounts receivable increases and less accounts payable increases. Shares of common stock issued in partial payment of bonuses will be valued at the average closing price of the common stock during the first 15 trading days in the month of December during each year of the term. The stock portion of the bonus awards, if any, will be paid at the end of the term of the agreement.

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

COMPENSATION OF DIRECTORS

         Milestone paid no cash or stock based compensation to the directors in 2005. On March 19, 2005, Milestone awarded, to each of its outside directors, options expiring March 19, 2010 for the purchase of 20,000 shares of its common stock, exercisable immediately at $3.27 per share, with respect to the year starting with Milestone's 2004 annual meeting and ending with Milestone's 2005 annual meeting. On November 17, 2005, Milestone granted 20,000 options, exercisable immediately at $1.40 per share, expiring November 17, 2010, to each of its outside directors with respect to the year beginning Milestone's 2005 annual meeting and ending with Milestone's 2006 annual meeting.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


         The following table, together with the accompanying footnotes, sets forth information, as of March 30, 2006, regarding stock ownership of all persons known by Milestone to own beneficially more than 5% of Milestone's outstanding common stock, Named Executives, all directors, and all directors and officers of Milestone as a group:

                                                             Shares of
                                                           Common Stock
                                                           Beneficially                   Percentage of
            Name of Beneficial Owner (1)                     Owned (2)                      Ownership

    EXECUTIVE OFFICERS AND DIRECTORS

    Leonard Osser...............................             1,670,135(3)                     14.50%
    Thomas R. Ronca.............................                 7,435                          *
    Stuart J. Wildhorn..........................                39,203(4)                       *
    Leonard M. Schiller.........................                48,432(5)                       *
    Jeffrey Fuller..............................                46,667(6)                       *
    Leslie Bernhard                                             46,667(7)                       *
    All  directors  &  executive  officers  as  a
      group (6 persons).........................              1,858,539                       16.14%
    K. Tucker Andersen..........................              1,603,582(8)                    13.92%

        * Less than 1%

        (1) The addresses of the persons named in this table are as follows:
        Leonard A. Osser, Thomas R. Ronca, and Stuart Wildhorn are all at 220 South Orange Avenue, Livingston Corporate Park, Livingston, NJ 07039; Leonard M. Schiller, Schiller, Klein & McElroy, P.C., 33 North Dearborn Street, Suite 1030, Chicago, Illinois 60602; Jeffrey Fuller, Eagle Chase, Woodbury, NY 11797; Leslie Bernhard, AdStar, Inc., 4553 Glencoe Avenue, Suite 325, Marina del Rey, California 90292; K. Tucker Anderson, c/o Cumberland Associates LLC, 1114 Avenue of the Americas, New York, New York 10036.

        (2) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this annual report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on the number of all shares, including those underlying options exercisable within 60 days from the filing of this report held by the named individual, divided by 11,517,146 outstanding shares on December 31, 2005 plus those shares underlying options exercisable within 60 days from the filing of this report held by the named individual or the group.

        (3) Includes 325,722 shares issuable upon exercise of stock options within 60 days of the date hereof as follows: 204,728 shares at $6.00 per share and 120,994 shares issuable upon the exercise of warrants within 60 days of the date hereof, which are exercisable at $4.89.

        (4) Includes 30,112 shares subject to stock options, exercisable within 60 days of the date hereof as follows: 16,667 shares at $7.50 per share, 2,333 shares at $2.25 per share, and 11,112 shares at $4.92 per share.

        (5) Includes 46,667 shares subject to stock options, exercisable within 60 days of the date hereof as follows: 6,667 shares at $1.50 per share, 20,000 shares at $3.27 per share, and 20,000 shares at $1.40 per share.

        (6) Includes 46,667 shares subject to stock options, exercisable within 60 days of the date hereof as follows: 6,667 shares at $1.50 per share, 20,000 shares at $3.27 per share, and 20,000 shares at $1.40 per share.

        (7) Includes 46,667 shares subject to stock options, exercisable within 60 days of the date hereof as follows: 6,667 shares at $1.50 per share, 20,000 shares at $3.27 per share, and 20,000 shares at $1.40 per share.

        (8) Includes 303,559 shares subject to warrants all of which are exercisable within 60 days of the date hereof at prices ranging from $4.89 to $6.00.



SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS


                      EQUITY COMPENSATION PLAN INFORMATION

         The following table summarizes the (i) options granted under the Milestone 1997 and 2004 Stock Option Plans, and (ii) options and warrants granted outside the Milestone 1997 and 2004 Stock Option Plans, as of December 31, 2005. The shares covered by outstanding options and warrants are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events. No other equity compensation has been issued.

                                             Number of Securities (1) to                                  Number of securities (1)
                                              be issued upon exercise of    Weighted-average exercise     remaining available for
                                                outstanding options and   prior of outstanding options  future issuance under equity
                                                        warrants                and warrants                  compensation plan
                                                        --------                ------------                  -----------------
Equity compensation plan
approved by stockholders (1)
     Grants under our 1997 Stock Option Plan              261,167                  $3.59                            52,833
     Grants under our 2004 Stock Option Plan              192,000                   1.31                           308,000
Equity compensation plan
not approved by stockholders (2)
  Aggregate individual option and warrant grants        3,233,918                   4.87                    Not applicable
                                                     ------------
Total                                                   3,687,085                   4.60
                                                     ============

        (1) Consisting of our 1997 stock option plan covering a total of 333,333 common shares underlying options issuable to officers and other key employees and excluding 2,333 options, which were exercised in October 2003, 16,667 options, which were exercised in December 2003, and 333 options which were exercised in April 2005. The plan has a term of 10 years and is administered by a committee appointed by the board of directors. The committee, in its sole discretion, determines who is eligible to receive these incentive stock options, how many options they will receive, the term of the options, the exercise price and other conditions relating to the exercise of the options. Stock options granted under the plan must be exercised within a maximum of 10 years from the date of grant at an exercise price that is not less than the fair market value of the common shares on the date of the grant. Options granted to shareholders owning more than 10% of our outstanding common shares must be exercised within five years from the date of grant and the exercise price must be at least 110% of the fair market value of the common shares on the date of the grant.

        In July 2004 the Board of Directors approved the adoption of the 2004 Stock Option Plan. The 2004 Stock Option Plan provides for the grant of options to purchase up to 500,000 shares of Milestone's common stock. Options may be granted to employees, officers, directors and consultants of Milestone for the purchase of common stock of Milestone at a price not less than the fair market value of the common stock on the date of the grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant. However, options issued in 2005 under the 2004 Stock Option Plan are vested immediately.

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

         The technology underlying our SafetyWand, the CompuFlo and an improvement to the controls for the CompuDent were developed by our Director of Clinical Affairs and assigned to us. We purchased this technology pursuant to an agreement dated January 1, 2005, for 43,424 shares of restricted common stock and $145,000 in cash, payable on April 1, 2005. In addition, he will receive additional deferred contingent payments of 2.5% of our total sales of products using certain of these technologies, and 5% of our total sales of products using certain other of these technologies. If products produced by third parties use any of these technologies (under license from us) then he will receive the corresponding percentage of the consideration received by us for such sale or license.

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

  EXHIBIT
    NO.                           DESCRIPTION
 ----------  ------------------------------------------------------------------

 3.1         Certificate of Incorporation of Milestone (1)
 3.2         Certificate of Amendment filed July 13, 1995 (2)
 3.3         Certificate of Amendment filed December 6, 1996 (3)
 3.4         Certificate of Amendment filed December 17, 1997 (4)
 3.5         Certificate of Amendment filed July 23, 2003 (6)
 3.6         Certificate of Amendment filed January 8, 2004 (6)
 3.7         Certificate of Designation filed January 15, 2004 (6)
 3.8         By-laws of Milestone (1)
 4.1         Specimen stock certificate (2)
 4.2         Intentionally Left Blank
 4.3         Form of warrant agreement, including form of warrant (8)
10.1         Lease dated November 25, 1996 between Livingston Corporate Park
               Associates, L.L.C. and Milestone. (3)
10.2         Agreement with DaVinci Systems dated July 30, 2003. (6)
10.3         Agreement with Strider dated September 3, 2003. (6)
10.4         Agreement with Len Osser and K. Tucker Andersen,
               dated October 9, 2003. (6)
10.5         Agreement with Morse, Zelnick, Rose & Lander dated
               December 22, 2003. (6)
10.6**       Employment Agreement with Leonard Osser dated December 20,
               2003. (6)
10.7         Agreement with United Systems dated October 20, 2004. (9)
10.8         Agreement with Mark Hochman dated as of January 1, 2005. (9)
10.9         Lease amendment dated April 28, 2004 between  Livingston
               Corporate Park  Associates,  L.L.C. and Milestone. (9)
10.10        Agreement with DaVinci regarding exclusive license over
               patented products dated June 1, 2004.*
14           Code of Ethics (7)
23.1         Consent of Eisner LLP*
31.1         Rule 13a-14(a) Certifications - Chief Executive Officer*
31.2         Rule 13a-14(a) Certifications - Chief Financial Officer*
32.1         Section 1350 Certifications- Chief Executive Officer*
32.2         Section 1350 Certifications- Chief Financial Officer*

---------
*  Filed herewith.
** Indicates management contract or compensatory plan or arrangement

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

(5) Incorporated by reference to Milestone's Registration Statement on Form S-2 No. 333-110376, Amendment No. 1.

(6) Incorporated by reference to Milestone's Registration Statement on Form S-2 No. 333-110376, Amendment No. 3.

(7) Incorporated by reference to Milestone's Form 10-KSB for the year ended December 31, 2003.

(8) Incorporated by reference to Milestone's Registration Statement on Form S-2 No. 333-110367, Amendment No. 5.

(9) Incorporated by reference to Milestone's Form 10-KSB for the year ended December 31, 2004.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

         Audit fees for 2005 by Eisner LLP, Milestone's principal accountant were approximately $210,000 covering the audit of our annual financial statements and the review of our financial statements for the first three quarters in 2005. Such fees for 2004 by Eisner LLP, Milestone's principal accountant since June 10, 2004 were $148,400, covering the audit of our annual financial statements for 2004 and review of our financial statements for the second and third quarters of 2004. The aggregate fees billed by J. H. Cohn LLP, Milestone's former auditor, for the review of our financial statements for the first quarter of 2004 was approximately $22,800.


     Audit-Related Fees

         Audit related fees to our principal accountant, consisting of fees in connection with S-3 filings and related services, totaled $28,500 for 2005 and $5,850 for 2004. J. H. Cohn LLP billed Milestone $9,664 in connection with the 2005 S-3 filings. J. H. Cohn LLP billed Milestone $117,507 in connection with the February 2004 offering.


     Tax Fees

         There were no fees for services related to tax compliance, tax advice and tax planning billed by our principal accountants in 2004 and 2005.

     All Other Fees

         There were no other fees billed during 2005 and 2004 by Milestone's principal accountant.

     Audit Committee Administration of the Engagement

         The engagement with Eisner LLP, Milestone's principal accountant, was approved in advance by our Audit Committee. No non-audit or non-audit related services were approved by the audit committee in 2005.

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

                                     Milestone Scientific Inc.

                                     By: /s/ Leonard Osser
                                     -------------------------------
                                     Chairman and Chief Executive Officer

Date: April 13, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on April 13, 2006.


          SIGNATURE                               DATE                                     TITLE

     /s/  Leonard Osser                           April 13, 2006                   Chairman, and Chief Executive Officer
     ------------------------
          Leonard Osser

     /s/  Rosaline Shau                           April 13, 2006                   Vice President and Chief Financial Officer
     ------------------------
          Rosaline Shau

     /s/ Leonard Schiller                         April 13, 2006                   Director
     ------------------------
        Leonard Schiller

     /s/ Jeffrey Fuller                           April 13, 2006                   Director
     ------------------------
        Jeffrey Fuller

     /s/ Leslie Bernhard                          April 13, 2006                   Director
     ------------------------
        Leslie Bernhard

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                       Page
                                                                                                       ----

               Report of Independent Registered Public Accounting Firm..........................       F-2

               Balance Sheet as of December 31, 2005............................................       F-3

               Statements of Operations for the years ended December 31, 2005 and 2004..........       F-4

               Statements of Changes in Stockholders' Equity (Deficiency) for the
                      years ended December 31, 2005 and 2004....................................       F-5

               Statements of Cash Flows for the years ended December 31, 2005 and 2004..........       F-6

               Notes to Financial Statements....................................................       F-8

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         To the Board of Directors and Stockholders
         Milestone Scientific Inc.


         We have audited the accompanying balance sheet of Milestone Scientific Inc. as of December 31, 2005, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milestone Scientific Inc. as of December 31, 2005, and its results of operations and cash flows for the years ended December 31, 2005 and 2004, in conformity with United States generally accepted accounting principles.


         /s/Eisner LLP

         New York, NY
         March 23, 2006

                            MILESTONE SCIENTIFIC INC.
                                  BALANCE SHEET
                                December 31, 2005



                                                ASSETS
Current Assets:
Cash and cash equivalents                                                                   $ 2,892,679
Accounts receivable, net of allowance for doubtful accounts of $27,117                          347,065
Royalty receivable                                                                              185,702
Inventories                                                                                   1,371,354
Advances to contract manufacturer                                                             1,019,663
Prepaid expenses                                                                                109,691
                                                                                            -----------
     Total current assets                                                                     5,926,154
Investment in distributor, at cost                                                               76,319
Equipment, net                                                                                  536,295
Patents, net of accumulated amortization of $19,090.                                            486,635
Other assets                                                                                     24,197
                                                                                            -----------
 Total assets                                                                               $ 7,049,600
                                                                                            ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                              $ 508,044
Accrued expenses                                                                                223,350
                                                                                            -----------
     Total current liabilities                                                                  731,394
                                                                                            -----------

Commitments (Note O)

Stockholders' Equity:
Preferred stock, par value $.001; authorized 5,000,000 shares
8% cumulative convertible preferred stock, par value $.001; none issued                               -
Common stock, par value $.001; authorized 50,000,000 shares; 11,550,479
   shares issued, 207,726 shares to be issued, and 11,517,146 shares outstanding                 11,758
Additional paid-in capital                                                                   57,172,915
Accumulated deficit                                                                         (49,954,951)
Treasury stock, at cost, 33,333 shares                                                         (911,516)
                                                                                            -----------
     Total stockholders' equity                                                               6,318,206
                                                                                            -----------
 Total liabilities and stockholders' equity                                                 $ 7,049,600
                                                                                            ===========


 See Notes to Financial Statements

                            MILESTONE SCIENTIFIC INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                       2004
                                                                   2005         (consolidated)
                                                            ------------------  ------------------
 Products sales, net                                              $ 5,775,394         $ 4,751,186
 Royalty income                                                       657,754                   -
                                                            ------------------  ------------------
 Total revenue                                                      6,433,148           4,751,186
                                                            ------------------  ------------------

 Cost of products sold                                              2,521,022           2,415,826
 Royalty expense                                                       78,930                   -
                                                            ------------------  ------------------
 Total cost of revenue                                              2,599,952           2,415,826
                                                            ------------------  ------------------

 Gross profit                                                       3,833,196           2,335,360

 Selling, general and administrative expenses                       6,794,032           5,155,569
 Research and development expenses                                    286,260             187,992
                                                            ------------------  ------------------
 Total operating expenses                                           7,080,292           5,343,561
                                                            ------------------  ------------------

 Loss from operations                                              (3,247,096)         (3,008,201)

   Other income (expense)
   Interest income                                                     92,869              80,867
   Interest expense                                                         -             (69,530)
   Other income                                                       400,000
                                                            ------------------  ------------------
 Other income (expense), net                                          492,869              11,337
                                                            ------------------  ------------------

 Net Loss                                                          (2,754,227)         (2,996,864)

 Dividends applicable to preferred stock                               (1,691)             (2,029)
                                                            ------------------  ------------------
 Net loss applicable to common stockholders                       $(2,755,918)        $(2,998,893)
                                                            ==================  ==================

 Loss per share applicable to common
   stockholders - basic and diluted                                   $ (0.25)              (0.33)
                                                            ==================  ==================

 Weighted average shares outstanding - basic
   and diluted                                                     11,007,755           9,147,634
                                                            ==================  ==================

 See Notes to Financial Statements

                            MILESTONE SCIENTIFIC INC.
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                         Preferred Stock                 Common Stock
                                                   ---------------------------  -------------------------------
                                                      Shares        Amount           Shares          Amount
                                                   ------------  -------------  ----------------  -------------

Balance, January 1, 2004                                25,365           $ 25         6,146,011        $ 6,146
Proceeds from equity financing, net                                                   2,880,000          2,880
Common stock and warrants issued
for payment of:
Outstanding debt and related interest                                                   492,087            492
Accounts payable                                                                         77,610             77
Deferred compensation                                                                   117,791            118
Common stock issued for payment of outstanding
   debt and related interest                                                             58,200             58
Common stock issued for equipment purchase                                               36,331             37
Common stock issued for payment of
 services rendered                                                                       10,197             10
Common stock issued for payment of
bonus and commissions                                                                     6,060              6
Issuance of options for consulting services
Net loss
                                                   ------------  -------------  ----------------  -------------
Balance, December 31, 2004                              25,365             25         9,824,287          9,824
Common stock and options issued
   for payments of patent rights acquired                                                43,424             44
Common stock issued for payment of
   vendor services                                                                      156,098            156
Common stock and options issued for
   payment of consulting services                                                       139,362            140
Common stock issued for payment of
employee compensation                                                                    23,461             23
Common stock issued for exercised options                                                   333              0
Common shares to be issued in
settlement of deferred compensation                                                     207,726            208
Proceeds from equity financings, net                                                  1,356,440          1,356
Conversion of preferred stock                          (25,365)           (25)            4,391              4
Stock dividends applied to preferred stock                                                2,683              3
Net loss
                                                   ---------------------------  -------------------------------
Balance, December 31, 2005                                   -            $ -        11,758,205       $ 11,758
                                                   ===========================  ===============================


                                                       Additional
                                                        Paid-in            Accumulated          Treasury
                                                        Capital              Deficit             Stock              Total
                                                   ------------------  ------------------- ------------------  ----------------

Balance, January 1, 2004                                $ 42,660,349        $ (44,199,675)        $ (911,516)     $ (2,444,671)
Proceeds from equity financing, net                        7,617,224                                                 7,620,104
Common stock and warrants issued
 for payment of:
  Outstanding debt and related interest                    1,603,712                                                 1,604,204
  Accounts payable                                           199,923                                                   200,000
  Deferred compensation                                      383,882                                                   384,000
Common stock issued for payment of outstanding
  debt and related interest                                   54,417                                                    54,475
Common stock issued for equipment purchase                    70,374                                                    70,411
Common stock issued for payment of
 services rendered                                            17,490                                                    17,500
Common stock issued for payment of
 bonus and commissions                                         9,994                                                    10,000
Issuance of options for consulting services                    1,548                                                     1,548
Net loss                                                                       (2,996,864)                          (2,996,864)
                                                   ------------------  ------------------- ------------------  ----------------
Balance, December 31, 2004                                52,618,913          (47,196,539)          (911,516)        4,520,707
Common stock and options issued
  for payments of patent rights acquired                      98,122                                                    98,166
Common stock issued for payment of
  vendor services                                            306,219                                                   306,375
Common stock and options issued for
  payment of consulting services                             348,583                                                   348,723
Common stock issued for payment of
employee compensation                                         44,977                                                    45,000
Common stock issued for exercised options                        749                                                       749
Common shares to be issued in
 settlement of deferred compensation                         299,792                                                   300,000
Proceeds from equity financings, net                       3,451,357                                                 3,452,713
 Conversion of preferred stock                                    21                                                         -
Stock dividends applied to preferred stock                     4,182               (4,185)                                   -
Net loss                                                                       (2,754,227)                          (2,754,227)
                                                   ------------------  ------------------- ------------------  ----------------
Balance, December 31, 2005                              $ 57,172,915        $ (49,954,951)        $ (911,516)      $ 6,318,206
                                                   ==================  =================== ==================  ================

                            MILESTONE SCIENTIFIC INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                                         2005                    2004
                                                                                  -------------------     -------------------
                                                                                                             (consolidated)
 Cash flows from operating activities:
 Net loss                                                                              $ (2,754,227)           $ (2,996,864)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                                99,060                  50,920
  Amortization of debt discount and deferred financing costs                                       -                  51,003
  Amortization of patents                                                                     19,090                       -
  Common stock and options issued for compensation and consulting services                   700,098                  29,048
  Stock issued for interest on notes payable                                                       -                   2,700
  Bad debt expense                                                                            33,111                   1,593
  Deferred compensation                                                                      150,000                (106,000)
  Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable                                                 41,163                 (34,032)
   (Increase) in royalty receivable                                                         (185,702)                      -
   (Increase) in inventories                                                                (435,133)               (509,510)
   (Increase) decrease in advances to contract manufacturer                                 (957,629)                166,463
   (Increase) decrease in prepaid expenses                                                    (5,129)                 12,622
   (Increase) decrease in other assets                                                        (3,789)                  6,933
   Increase (decrease) in accounts payable                                                    33,969              (1,015,516)
   (Decrease) in accrued interest                                                                  -                 (83,532)
   (Decrease) increase in accrued expenses                                                    (1,199)                139,303
                                                                                  ------------------     -------------------
      Net cash used in operating activities                                               (3,266,317)             (4,284,869)
                                                                                  ------------------     -------------------

  Cash flows from investing activities:
  Payment for capital expenditures                                                           (23,092)               (350,529)
  Payment for patent rights                                                                 (306,317)                (75,536)
  Payment for investment in distributor                                                       (6,363)                (69,956)
                                                                                  -------------------     -------------------
      Net cash used in investing activities:                                                (335,772)               (496,021)
                                                                                  -------------------     -------------------

 Cash flows from financing activities:
  Proceeds from equity financings, net                                                     3,452,713               7,868,919
  Proceeds from exercise of options                                                              749
  Payment of note payable - officer/stockholder                                                    -                 (50,000)
                                                                                  -------------------     -------------------
      Net cash provided by financing activities                                            3,453,462               7,818,919
                                                                                  -------------------     -------------------

 NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (148,627)              3,038,029
 Cash and cash equivalents, beginning of year                                              3,041,306                   3,277
                                                                                  -------------------     -------------------
 Cash and cash equivalents, end of year                                                $   2,892,679           $   3,041,306
                                                                                  ===================     ===================

 Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                           $           -           $      99,359
                                                                                  ===================     ===================

 See Notes to Financial Statements

                            MILESTONE SCIENTIFIC INC

         Supplemental schedule of noncash investing and financing activities:

                  In the first quarter of 2005, Milestone issued 43,424 shares valued at $70,000 to the Company's outside director of clinical affairs, pursuant to a technology agreement to provide Milestone with patent rights. In the second and fourth quarters of 2005, Milestone issued 16,666 options valued at $28,166 to the Company's outside director of clinical affairs in consideration of newly granted patent rights.

                  In February 2004 Milestone issued 335,614 units in consideration for notes payable and accrued interest due to an officer and a shareholder of $1,604,204, accounts payable due to outside legal counsel of $200,000 and deferred compensation to an officer of $384,000. Each unit consisted of 2 shares of Milestone's common stock (671,228 shares of common stock) and a warrant.

                  As part of its payment for services in connection with the February 2004 public offering, Milestone issued to its outside general counsel 5-year options to purchase 160,000 common shares at an exercise price of $3.26 per share and warrants to purchase 80,000 common shares of stock at an exercise price of $4.89 per share.

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



         See notes to financial statements

                            MILESTONE SCIENTIFIC INC.

                          NOTES TO FINANCIAL STATEMENTS


         NOTE A -- ORGANIZATION AND BUSINESS

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

         Milestone effected a 1-for-3 reverse stock split in its common stock, effective January 14, 2004, pursuant to previously obtained stockholder approval authorizing the board of directors to effect a reverse stock split in a ratio of up to 1-for-10. All share and per share information in these financial statements has been restated retroactively to reflect the 1 for 3 reverse split.


         NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         1.  Basis of Presentation

         The financial statements include the accounts of Milestone, and for 2004 also includes its subsidiary, Spintech, and two inactive subsidiaries prior to the date of merger on December 10, 2004. On December 7, 2004 Milestone purchased the 35% minority interest in Spintech, and on December 10, 2004 the three subsidiaries were merged into the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The cost of the minority interest in Spintech of $101,242 has been allocated to patents which are being amortized over their remaining useful lives.

         2.  Cash and Cash Equivalents

         Milestone considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         3.  Royalty Receivable

         Royalty receivable represents the royalty due from United Systems, Inc, the licensee of Milestone's proprietary consumer dental whitening product, which is sold under Milestone's distributor's trademark of Ionic White(TM). The royalties are received on a quarterly basis.

         4.  Inventories

         Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market.

         5.  Equipment

         Equipment is recorded at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 7 years. The costs of maintenance and repairs are charged to operations as incurred.

         6.  Investments

         Investments in less than 20% owned entities are accounted for under the cost basis and are reviewed for impairment periodically.

                            MILESTONE SCIENTIFIC INC.

                          NOTES TO FINANCIAL STATEMENTS


         7.  Patents

         Patents are recorded at cost and are being amortized by the straight-line method over their estimated remaining useful lives. Legal fees related to new patent applications are capitalized as patent cost. Litigation costs incurred to protect and enforce the company's patents are charged to expense as incurred.

         8. Impairment of Long-Lived Assets

         Milestone reviews patents and equipment for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

         9.  Revenue Recognition

         Revenue from product sales is recognized net of discounts and allowances when title passes at the time of shipment, collectibility is reasonably assured and the Company has no further performance obligations.

         Royalty income is recognized as earned based on reports received from the licensee and related royalty expense is accrued during the same period.

         10.  Research and Development

         Research and development costs, which consist principally of new product development costs incurred to third parties, are expensed as incurred.

         11.  Advertising Expenses

         Milestone expenses advertising costs as they are incurred. For the years ended December 31, 2005 and 2004, Milestone recorded advertising expenses of $329,930 and $107,000, respectively.

         12.  Income Taxes

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

         13. Basic and diluted net loss per common share

         Milestone presents "basic" earnings (loss) per common share applicable to common stockholders and, if applicable, "diluted" earnings (loss) per common share applicable to common stockholders pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, warrants, and the conversion of preferred stock were issued during the period.

         Since Milestone had net losses for 2005 and 2004, the assumed effects of the exercise of outstanding stock options and warrants and the conversion of preferred stock into common stock were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options and warrants totaled 3,687,085 at December 31, 2005 and 3,229,407 at December 31, 2004.

                            MILESTONE SCIENTIFIC INC.

                          NOTES TO FINANCIAL STATEMENTS

         Net loss applicable to common stockholders is computed after providing for cumulative dividends at a rate of 8% per year applicable to preferred stock prior to conversion into common stock in November 2005.

         14.  Use of Estimates

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

         15.  Fair Value of Financial Instruments

         The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, advances to contract manufacturer, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

         16  Accounting for Stock-Based Compensation

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

         If Milestone had elected to recognize compensation expense based upon the fair value at the grant date, consistent with the methodology prescribed by SFAS No. 123, pro forma net loss applicable to common stockholders and net loss per share applicable to common stockholders for the years ended December 31, 2005 and 2004 would have increased to the following pro forma amounts:

                                                                                      December 31,
                                                                           -----------------------------------
                                                                                 2005              2004
                                                                           ----------------  -----------------

 Net loss applicable to common stockholders                                    $(2,755,918)       $(2,998,893)
 Deduct total stock-based employee compensation
   expenses determined under the fair value
   based method for all awards*                                                    469,362             27,660
                                                                           ----------------  -----------------

 Net loss applicable to common stockholders, pro forma                         $(3,225,280)       $(3,026,553)
                                                                           ================  =================

 Loss per share applicable to common stockholders:
 Basic and diluted
   As reported                                                                      ($0.25)            ($0.33)
                                                                           ================  =================
   Pro forma                                                                        ($0.29)            ($0.33)
                                                                           ================  =================

 * Excludes common stock issued as compensation.

                            MILESTONE SCIENTIFIC INC.

                          NOTES TO FINANCIAL STATEMENTS


         The weighted-average fair value of the individual options granted during 2005 and 2004 was estimated as $1.52 and $1.32, respectively, on the date of grant. The fair value for 2005 and 2004 was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                     DECEMBER 31,
                                                     ------------
                                                 2005             2004
                                                -------          -------
         Volatility                                127%            109%
         Risk-free interest rate                   4.0%            3.7%
         Expected life                           5 years          5 years
         Dividend yield                              0%              0%


         In accordance with the provisions of SFAS 123, all other issuances of common stock, stock options or other equity instruments to non-employees as consideration for goods or services received by Milestone are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options or similar equity instruments issued are estimated based on the Black-Scholes option-pricing model, which meets the criteria set forth in SFAS 123, and the assumption that all of the options or other equity instruments will ultimately vest. Such fair value is measured as of an appropriate date pursuant to the guidance in the consensus of the Emerging Issues Task Force ("EITF") for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date performance by the other party is complete) and capitalized or expensed as if Milestone had paid cash for the goods or services.

         In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, "Share-Based Payment", which requires all share-based payments to employees, including grants of employee stock options ("SFAS 123R"), to be recognized in the income statements as an operating expense, based on their fair values. Pro-forma disclosure is no longer an alternative. The cost will be recognized as compensation expense over the service period, which would normally be the vesting period of the options. SFAS No. 123R will be effective for the Company beginning January 1, 2006. As a result of adopting SFAS 123R, the Company will recognize as compensation expense in its financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. Accordingly, the adoption of SFAS 123R's fair value method could have a significant impact on the Company's results of operations, although it will have no impact on the company's overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

         17.  Concentration of Credit Risk

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

         Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management does not believe that significant credit risk exists with respect to accounts receivable at December 31, 2005.

                            MILESTONE SCIENTIFIC INC.

                          NOTES TO FINANCIAL STATEMENTS


         Milestone entered into a purchase agreement with a vendor to supply Milestone with 5,000 units of CompuDent. As part of this agreement, Milestone has advanced $1 million to the vendor for purchase of materials. The advance will be credited to Milestone when the goods are delivered. Milestone understands that there is a potential risk for loss in this arrangement. However, based on the long-term business relationship with this vendor and the strong financial standing of this vendor, Milestone does not believe that significant credit risk exits with respect to this advance to the contract manufacturer at December 31, 2005.


         NOTE C -- INVENTORIES

         Inventories consist of the following:

                  Finished goods                                 $ 1,190,127
                  Component parts and other materials            $   181,227
                                                                 -----------
                                                                 $ 1,371,354
                                                                 ===========

         NOTE D -- ADVANCES TO CONTRACT MANUFACTURER

         Advances to contract manufacturer represent deposits to our contract manufacturer to fund future inventory purchases. The balance of advances as of December 31, 2005 totaled $1,019,663.

         NOTE E --EQUIPMENT

         Equipment consists of the following:

              Leasehold improvements                                 $ 6,913
              Artwork                                                 85,550
              Office furniture and equipment                         101,617
              Trade show displays                                     51,575
              Computers and software                                 224,990
              Tooling equipment                                      372,650
                                                                 -----------
                 Total                                               843,295
              Less accumulated depreciation & amortization          (307,000)
                                                                 -----------
                                                                   $ 536,295
                                                                 ===========

         Depreciation expense was $99,060 and $50,920 for the years ended December 31, 2005 and 2004, respectively.

         NOTE F - PATENTS

         Patents are being amortized by the straight-line method over estimated useful lives ranging from 10 to 20 years, with a weighted average amortization period of 16 years. Amortization expense amounted to $19,090 in 2005 and $0 in 2004. Estimated amortization expense of existing patents for each of the next five fiscal years follows:

                    2006                      $22,848
                    2007                      $22,848
                    2008                      $22,848
                    2009                      $22,848
                    2010                      $22,848

                            MILESTONE SCIENTIFIC INC.

                          NOTES TO FINANCIAL STATEMENTS


         NOTE G -- INVESTMENT IN DISTRIBUTOR

         In December 2004 the Company purchased a 19.9% equity interest in a German distribution company which is an affiliate of the Company's principal international distributor.

         NOTE H -- NOTES PAYABLE TO OFFICER/STOCKHOLDER

         Notes payable to officer/stockholder of $358,215 and accrued interest thereon of $77,770 representing obligations payable to our CEO, were satisfied through the issuance of 62,098 units at $6.52 per unit and cash payment of $31,107 in February 2004. Interest expense on these notes amounted to $3,360 for the year ended December 31, 2004.

         NOTE I -- NOTES PAYABLE

         In February 2004 Milestone issued 183,946 units at $6.52 per unit and paid cash of $66,219 to satisfy $1,100,000 8% promissory notes payable and line of credit borrowings and accrued interest thereon of $165,545. A $50,000 promissory note and accrued interest thereon of $2,033 was paid in May 2004. In November 2004 Milestone issued 58,200 shares of common stock to satisfy a $50,000 promissory note and accrued interest thereon of $4,475.

         NOTE  J - STOCKHOLDER'S EQUITY

              PUBLIC OFFERING

         On February 17, 2004, Milestone completed a $9.4 million Public Offering ($7.6 million after underwriter discount, underwriter non accountable expense allowance and other expenses). The Public Offering consisted of the sale of 1,440,000 units at a price of $6.52 per unit. Each unit consisted of two shares of common stock and one warrant. The warrants included in the units are exercisable at any time after they became separately tradable until their expiration date, five years after the date of the closing of the Public Offering, at an exercise price equal to $4.89 (150% of the closing market price of Milestone's common stock on the pricing date of the Offering). Some or all of the warrants may be redeemed by Milestone at a price of $0.01 per warrant, by giving not less than 30 days notice to the holders of the warrants, which the Company may do at any time, beginning 6 months from the effective date of the offering after the closing price for the Company's common stock on the principal exchange on which it trades (i.e. AMEX) has equaled or exceeded 200% of the price of the Company's common stock on the effective date of the offering. The common stock included in the units and the warrants traded only as a unit for 30 days following the closing date of the Public Offering. As part of its payment for services in connection with the February 2004 public offering, Milestone issued to its outside general counsel 5-year options to purchase 160,000 common shares at an exercise price of $3.26 per share and warrants to purchase 80,000 common shares of stock at an exercise price of $4.89 per share.

         Net proceeds of the Public Offering were used to pay down promissory notes, credit facilities, interest and deferred compensation. The Company is using the remainder of the proceeds primarily to expand and support sales and marketing efforts for CompuDent in the United States, , support the launch of the recently announced SafetyWand and CoolBlue Tooth Whitening product lines, including new marketing and advertising campaigns, expand international sales efforts and develop commercial models of products using other advanced injection technology, including the Single Tooth Anesthetic Delivery System (STA) and CompuFlo.

         PRIVATE PLACEMENTS

         On April, 4, 2005, Milestone completed a $2,999,996 private placement of 101,044 Units to accredited investors. Each Unit consists of 10 shares of common stock and two warrants. Each warrant entitles the holder to purchase a share of common stock at $4.89 per share through the close of business on February 16, 2009. I-Bankers Securities, Inc. acted as placement agent for Milestone in this transaction and received a fee of $209,978 and 101,044 warrants identical in terms to those issued to the investors. Net proceeds from the private placement, after commissions and other offering expenses, were $2,655,659.

                            MILESTONE SCIENTIFIC INC.

                          NOTES TO FINANCIAL STATEMENTS


         On June 30, 2005, Milestone completed an $847,960 private placement of 34,000 Units to accredited investors. Each Unit consists of 10 shares of common stock and two warrants. Each warrant entitles the holder to purchase a share of common stock at $4.89 per share through the close of business on February 16, 2009. Proceeds from this private placement were recorded net of a fee of $50,878 and 600 identical units to the investment advisor. Dynamic Decisions acted as investment advisor to Milestone in this transaction and received a fee of $50,878 and 600 Units, which are substantially the same form as those issued to the investors. Net proceeds from this private placement, after commissions and other offering expenses, were $797,054.

              OTHER ISSUANCES OF COMMON STOCK

         In January 2005, Milestone issued 43,424 shares valued at $70,000 to the Company's outside director of clinical affairs pursuant to a technology agreement to provide Milestone with patent rights.

         In 2005, Milestone issued 139,362 shares valued at $372,000 to seven consultants for current and future services, of which $238,166 was recorded as expense in 2005. Milestone also issued options to various consultants and its outside general counsel for which it recorded expense of $110,557 in 2005.

         In 2005, Milestone issued 13,496 shares, of which 6,061 shares was bonus and 7,435 shares as part of annual compensation, valued at $30,000 (of which $21,668 was expensed in 2005) to two employees. We also issued 9,965 shares valued at $23,333 to a former employee as part of a severance agreement.

         In 2005, Milestone issued 156,098 shares to two vendors in satisfaction of $306,375 payables owed in connection with warehousing and fulfillment services and exhibition facilities.

         In June 2004, we issued 1,106 shares of common stock having a fair value of $2,500 in partial payment of services to be provided under 1 year public relations consulting agreement which amount was charged to expense in 2004.

         In August 2004, we issued 36,331 shares of common stock having a fair value of $70,411 in payment of trade accounts payable related to the purchase of fixed assets valued at $70,411

         In November 2004, Milestone satisfied the $50,000 promissory note and accrued interest at 6% of $4,475 by issuing 58,200 shares of common stock.

         In December 2004, we issued 6,060 shares having a fair value of $10,000 to two employees and 9,091 shares to a distributor having a fair value of $15,000.


         PREFERRED STOCK

         The 25,365 shares of 8% convertible preferred stock outstanding at December 31, 2004 were converted to 4,391 shares of common stock on November 1, 2005 based on a conversion factor of 1:0.1731.

         On November 1, 2005, the Company issued 2,683 common shares in satisfaction of cumulative dividends totaling $4,185 applicable to the 8% convertible preferred stock.


         OUTSTANDING WARRANTS

         At December 31, 2005 there were 2,659,787 warrants exercisable at prices ranging from $3.75 to $6.00 per share expiring at various dates between January 29, 2006 through April 17, 2009.

         In March 2005, as part of the March 2005 private placement, Milestone issued 303,132 warrants exercisable at $4.89 through 2009, of which 202,088 were issued to investors and 101,044 were issued to consultants.

                            MILESTONE SCIENTIFIC INC.

                          NOTES TO FINANCIAL STATEMENTS


         In June 2005, as part of the private placement, Milestone issued 69,200 warrants exercisable at $4.89 through 2009, of which 68,000 were issued to investors and 1,200 to consultants.

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


         SHARES RESERVED FOR FUTURE ISSUANCE

         At December 31, 2005 there were 4,255,643 shares reserved for future issuance including 813,999 shares underlying stock options available under the Plans, 3,233,918 shares underlying other stock options and warrants that were outstanding at December 31, 2005 and 207,726 shares to be issued in settlement of deferred compensation.


         AGREEMENTS TO ISSUE COMMON STOCK AND STOCK OPTIONS

         On March 18, 2005, Milestone issued to Ionic White, Inc., its marketing partner for a consumer tooth whitening product, 3-year options to purchase 100,000 shares of Milestone common stock at $4.89 per share. The options are not exercisable unless the marketing partner purchases at least 2,000,000 starter kits for the registrant's consumer tooth whitening system during the twelve month period beginning July 1, 2005. If 2,000,000 starter kits are purchased during that period, options to purchase 10,000 shares become exercisable. If 2,500,000 starter kits are purchased during that period, options to purchase an aggregate of 50,000 shares become exercisable. If 3,000,000 starter kits are purchased during that period, options to purchase all 100,000 shares become exercisable. Upon the options becoming exercisable, Milestone will recognize sales discounts based on the then fair value of the options.

         Under a previous agreement, Ionic White, Inc., agreed to purchase at $3.00 per share 500,000 shares of Milestone common stock in quarterly installments of 125,000 shares within 10 days after the end of each of the four fiscal quarters commencing July 1, 2005. Milestone is not required to sell these shares unless Ionic White has purchased at least 625,000 starter kits in the first quarter, at least 1,250,000 starter kits in the first two quarters and at least 1,875,000 starter kits in the first three quarters. Further, at Milestone's option, all shares previously purchased must be returned to Milestone and all monies paid to Milestone returned to Ionic White if it has not purchased an aggregate of at least 3,000,000 starter kits for the twelve-month period ending June 30, 2006.

         On September 30, 2005, this agreement was amended to defer for an additional quarter the commencement date for Ionic White's commitment to purchase stock. On December 21, 2005, the commencement date for stock purchase was further deferred until January 1, 2006. At December 31, 2005, no shares have been purchased.

         On August 12, 2005 Milestone engaged a special marketing and sales consultant to aid in the international sale and distribution of CoolBlue(TM) Wand dental enhancement system, particularly in its applications for professional tooth whitening. As part of the compensation for a two-year consulting service, Milestone issued 40,000 shares of common stock valued at $100,000 to the consultant.

         In addition, if as a result of the consultant's efforts, Milestone is able to establish distribution relationships, on terms and conditions satisfactory to Milestone, with one of the four top world-wide distributors of dental products, or other major distributors as are acceptable to Milestone, and Milestone sells such distributors $3,000,000 of product within 18 months commencing August 12, 2005, Milestone will pay the consultant a $20,000 bonus, in shares of Milestone common stock, valued based on the then current market value.

                            MILESTONE SCIENTIFIC INC.

                          NOTES TO FINANCIAL STATEMENTS


         NOTE K -- STOCK OPTION PLANS

         In 1997, the Board of Directors approved the adoption of the 1997 Stock Option Plan. The 1997 Stock Option Plan provides for the grant of options to purchase up to 166,667 shares of Milestone's common stock. In 1999, the Plan was amended, providing for the grant of options to purchase up to 333,333 shares of Milestone's common stock. Options may be granted to employees, officers, and directors of Milestone for the purchase of common stock of Milestone at a price not less than the fair market value of the common stock on the date of the grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant.

         In July 2004, the Board of Directors approved the adoption of the 2004 Stock Option Plan. The 2004 Stock Option Plan provides for the grant of options to purchase up to 500,000 shares of Milestone's common stock. Options may be granted to employees, officers, directors and consultants of Milestone for the purchase of common stock of Milestone at a price not less than the fair market value of the common stock on the date of the grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant. However, options issued in 2005 under the 2004 Option Plan are vested immediately.

         Activity for employee stock options during 2005 and 2004 is summarized below:

                                                          SHARES OF                WEIGHTED
                                                        COMMON STOCK                AVERAGE
                                                        ATTRIBUTABLE               EXERCISE
                                                         TO OPTIONS            PRICE OF OPTIONS
                                                      ------------------       ------------------
Options outstanding at January 1, 2004                          234,782                    $4.66
Granted                                                          81,333                     3.84
Forfeited                                                       (59,999)                    7.63
                                                      ------------------       ------------------
Options outstanding at December 31, 2004                        256,116                     3.70
                                                      ------------------       ------------------
Granted                                                         272,000                     1.89
Exercised                                                          (333)                    2.25
Forfeited                                                       (74,616)                    3.62
                                                      ------------------       ------------------
Options outstanding at December 31, 2005                        453,167                    $2.63
                                                      ==================       ==================

         The following table summarizes information concerning outstanding and exercisable employee stock options at December 31, 2005. The weighted-average exercise price of employee stock options exercisable at December 31, 2005 was $2.40.

                            MILESTONE SCIENTIFIC INC.

                          NOTES TO FINANCIAL STATEMENTS


                                                Weighted
                                                 Average
                                                Remaining
 Exercise                Number                Contractual               Number
  Prices               Outstanding             Life (years)            Exercisable
------------         ----------------         ---------------         --------------
      $0.87                   16,667                     2.0                      0
       0.90                    8,333                     2.7                  5,555
       1.25                  112,000                     5.0                112,000
       1.40                   80,000                     4.9                 80,000
       1.50                   26,668                     2.2                 26,668
       1.65                   16,667                     1.0                      0
       2.25                   13,166                     1.0                 13,166
       3.27                   80,000                     4.2                 80,000
       3.60                    8,333                     1.5                  8,333
       4.92                   51,333                     3.4                 17,111
       6.00                   16,667                     0.0                      0
       7.50                   23,333                     0.6                 23,333
                     ----------------                                 --------------
                             453,167                                        366,166
                     ================                                 ==============


         Activity for stock options issued to consultants during 2005 and 2004 is summarized below:

                                                              SHARES OF                     WEIGHTED
                                                            COMMON STOCK                     AVERAGE
                                                            ATTRIBUTABLE                    EXERCISE
                                                             TO OPTIONS                PRICE OF OPTIONS
                                                          -----------------            ------------------
Options outstanding at January 1, 2004                             202,496                         $6.59
Granted                                                            260,801                          3.48
                                                          -----------------            ------------------
Options outstanding at December 31, 2004                           463,297                          4.84
                                                          -----------------            ------------------
Granted                                                            199,999                          4.21
Forfeited                                                          (89,165)                         8.12
                                                          -----------------            ------------------
Options outstanding at December 31, 2005                           574,131                         $4.11
                                                          =================            ==================


         The following table summarizes information concerning outstanding and exercisable stock options held by consultants at December 31, 2005. The weighted-average exercise price of exercisable stock options held by consultants at December 31, 2005 was $4.30.

                            MILESTONE SCIENTIFIC INC.

                          NOTES TO FINANCIAL STATEMENTS

                                         Remaining
                                         Contractual
 Exercise              Number                Life                Number
   Price            Outstanding            (Years)            Exercisable
------------       ---------------       -------------        -------------
      $1.50                 8,333                 4.9                8,333
       1.77                16,666                 3.9                5,555
       2.25                40,000                 3.4               13,333
       2.40                 1,133                 3.2                  755
       2.46                 8,333                 4.5                8,333
       3.26               160,000                 3.3               53,333
       3.60                50,000                 6.5               50,000
       3.75                11,666                 1.8               11,666
       4.37                66,667                 7.6                    0
       4.89               100,000                 2.2                    0
       4.92                59,668                 3.4               19,889
       7.50                51,665                 0.6               51,665
                   ---------------                            -------------
                          574,131                                  222,862
                   ===============                            =============


         NOTE L -- EMPLOYMENT CONTRACT AND DEFERRED COMPENSATION

         On December 20, 2003, Milestone entered into a new employment agreement with the CEO for a five-year term commencing January 1, 2004. Under the new agreement, the CEO will receive base compensation of $300,000 per year, payable one half in cash and one half in common stock valued at the average closing price of the common stock during the first 15 trading days in the month of December during each year of the term. While the number of shares to be issued will be determined each year, the stock will not be issuable until the end of the term of the agreement. In addition, the CEO may earn annual bonuses up to an aggregate of $300,000, payable one half in cash and one half in common stock, contingent upon Milestone achieving predetermined annual operating cash flow, revenue and earning targets as defined in the employment agreement. No bonuses were earned in 2004 or 2005.

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

         In accordance with the employment contract, as of December 31, 2005, 207,726 shares of common stock are to be paid out at the end of the contract in settlement of $300,000 of accrued deferred compensation and, accordingly, such amount has been classified in stockholders' equity with the common shares classified as to be issued.

         NOTE M -- INCOME TAXES

         The federal income tax benefit computed at the statutory rate (34%) on the pre-tax loss amounted to $936,000 in 2005 and $1,019,000 in 2004. Such benefit is attributable to net operating loss carryforwards for which no benefit was recognized in the accompanying financial statements due to the company's history of past operating losses.

                            MILESTONE SCIENTIFIC INC.

                          NOTES TO FINANCIAL STATEMENTS


         Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 2005 and 2004 are as follows:

Current assets                                              2005                  2004
                                                       ------------               ------------
Allowance for doubtful accounts                        $     11,000               $     10,000
Inventory allowance                                          11,000                     11,000
Deferred compensation                                       120,000                     60,000
                                                       ------------               ------------
Subtotal                                                    142,000                     81,000
Valuation allowance                                        (142,000)                   (81,000)
                                                       ------------               ------------
Current deferred tax asset                             $          -               $          -
                                                       ============               ============

Non-current assets
Net operating loss carryforward                        $ 15,800,000               $ 12,800,000
Valuation allowance                                    $(15,800,000)               (12,800,000)
                                                       ------------               ------------
Non-current deferred tax asset                         $          -               $          -
                                                       ============               ============

                  The allowance increased by $3,061,000 and $615,000 for the years ended December 31, 2005 and 2004, respectively.

         As of December 31, 2005, Milestone has Federal net operating loss carryforwards of approximately $39,500,000 that will be available to offset future taxable income, if any, through December 2025. The utilization of Milestone's net operating losses may be subject to a substantial limitation due to the "change of ownership provisions" under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization. Milestone has established a 100% valuation allowance for all of its deferred tax assets due to uncertainty as to their future realization.

         NOTE N -- PRODUCT SALES AND SIGNIFICANT CUSTOMERS

              Milestone's sales by product and by geographical region are as follows:

                                                        Year Ended December 31,
                                                     2005                  2004
                                                 -----------           -----------
CompuDent                                        $ 1,869,841           $ 1,496,318
Handpieces                                         3,617,662             3,017,265
Other                                                287,891               237,603
                                                 -----------           -----------
                                                 $ 5,775,394           $ 4,751,186
                                                 ===========           ===========

United States                                    $ 4,323,058           $ 3,378,534
Canada                                               338,255               267,678
Other Foreign Countries                            1,114,081             1,104,974
                                                 -----------           -----------
                                                 $ 5,775,394           $ 4,751,186
                                                 ===========           ===========

         During the years ended December 31, 2005 and 2004, Milestone had sales to one customer (a worldwide distributor of Milestone's products based in South Africa) of approximately $893,435 and $1,073,000, respectively. This represented 16% and 23% of the total net product sales for 2005 and 2004, respectively. Accounts receivable from this customer amounted to approximately $219,094 representing 63% of net accounts receivable at December 31, 2005.

         During 2005, Milestone earned royalty income of $657,754 from United Systems, Inc, the licensee of Milestone's proprietary consumer dental whitening product, which is sold under Milestone's distributor's trademark, Ionic White.

                            MILESTONE SCIENTIFIC INC.

                          NOTES TO FINANCIAL STATEMENTS


         NOTE O -- COMMITMENTS AND OTHER

         (1) Lease Commitments

         Milestone leases office space under a noncancelable operating lease with a base rental of $87,808 per annum which was amended in April 2004 to extend the lease expiration date through June 30, 2009. This lease provides for escalations of Milestone's share of utilities and operating expenses. Milestone also leases office and telecom equipment under operating leases.

              Aggregate minimum rental commitments under noncancelable operating leases are as follows:

                    YEAR ENDING DECEMBER 31,
                    ------------------------
         2006                           $   94,480
         2007                               91,768
         2008                               91,768
         2009                               47,204
                                        ----------
                                        $  325,220
                                        ==========

         For the years ended December 31, 2005 and 2004, rent expense amounted to approximately $107,404 and $79,000, respectively.


         (2) Contract Manufacturing Agreement

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

         Milestone entered into a purchase agreement with Tricor Systems, Inc. to supply Milestone with units of CompuDent and CompuMed. Milestone expects to receive units in 2006 with a cost to Milestone of $400,000 to $600,000, starting from the third quarter of 2006

         (3) Other Commitments

         The technology underlying our SafetyWand, the CompuFlo and an improvement to the controls for CompuDent were developed by our Director of Clinical Affairs and assigned to us. We purchased this technology pursuant to an agreement dated January 1, 2005, for, 43,424 shares of restricted common stock and $145,000 in cash, payable on April 1, 2005. In addition, he will receive additional payments of 2.5% of our total sales of products using certain of these technologies, and 5% of our total sales of products using certain other of the technologies. In addition, he is granted, pursuant to the agreement, an option to purchase, at fair market value on the date of the grant, 8,333 shares of our common stock upon the issuance of each additional patent relating to these technologies. If products produced by third parties use any of these technologies (under license from us) then he will receive the corresponding percentage of the consideration received by us for such sale or license. In 2005 Milestone paid the Director royalty expenses of $49,160 and granted him 16,666 options for new patents approved.

                            MILESTONE SCIENTIFIC INC.

                          NOTES TO FINANCIAL STATEMENTS


         The technology underlying our CoolBlue Professional Whitening and Ionic White Consumer Whitening Products was acquired from DaVinci Systems. Under the terms of a licensing agreement with a third party manufacturer, we will receive licensing fees resulting from the sales of the consumer whitening product. A royalty of 7% of licensing fees resulting from the sales of the consumer whitening product will be paid to DaVinci Systems. In 2005 Milestone paid royalty expenses of $53,397 to DaVinci. In addition, Milestone committed to pay royalty of 5% of our licensing fees generated from the sale of the consumer whitening product to Strider Inc. Royalty paid to Strider was $36,143 for the year ended December 31, 2005. Strider assisted in bringing the CoolBlue and Ionic White product lines to Milestone.

         (4) Other Income

         Other income in 2005 consists of $400,000 paid to the Company for the purchase of certain rights held by the Company.


         NOTE P -- RELATED PARTY TRANSACTIONS

         For the years ended December 31, 2005 and 2004, the Company paid $28,830 and $25,773 to the wife of Milestone's CEO, for professional services, principally related to income tax compliance.

         In February 2004, Milestone issued 246,044 units in consideration for notes payable and accrued interest due to an officer and a shareholder of $1,604,204. Each unit consisted of 2 shares of Milestone's common stock (492,088 shares of common stock) and a warrant.