Form 10QSB
period 2006-03-31
MILESTONE SCIENTIFIC INC/NJ
filed 2006-05-15
CIK 855683

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

MARK ONE

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER 001-14053

                            MILESTONE SCIENTIFIC INC.
             (Exact name of Registrant as specified in its charter)


DELAWARE                                                             13-3545623
-------------------------------------------------------------------------------
State or other jurisdiction                                    (I.R.S. Employer
or organization)                                            Identification No.)

              220 SOUTH ORANGE AVENUE, LIVINGSTON, NEW JERSEY 07039
              -----------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (973) 535-2717
              (Registrant's telephone number, including area code)


        CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES |X| NO |_|

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES |_| NO |X|

AS OF MAY 15, 2006, THE ISSUER HAD A TOTAL OF 11,561,214 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

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

                            MILESTONE SCIENTIFIC INC.

                                    I N D E X
                                    ---------

                                                                                               PAGE
                                                                                               ----
PART I.     FINANCIAL INFORMATION

            ITEM 1.  Financial Statements (unaudited)

                     Condensed Balance Sheets
                       March 31, 2006 (Unaudited) and December 31, 2005                           4

                     Condensed Statements of Operations
                       Three Months Ended March 31, 2006 and 2005 (Unaudited)                     5

                     Condensed Statements of Changes in Stockholders'  Equity (Deficiency)
                       Three Months Ended March 31, 2006 (Unaudited)                              6

                     Condensed Statements of Cash Flows
                       Three Months Ended March 31, 2006 and 2005 (Unaudited)                     7

                     Notes to Condensed Financial Statements                                      9

            ITEM 2.  Management's Discussion and Analysis or Plan of Operation                   13

            ITEM 3   Controls and Procedures                                                     19

PART II.    OTHER INFORMATION

            ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds                 20

            ITEM 6.  Exhibits                                                                    20

SIGNATURES                                                                                       21

CERTIFICATIONS                                                                                   22


                            MILESTONE SCIENTIFIC INC.
                            CONDENSED BALANCE SHEETS

                                                                                               March 31, 2006    December 31, 2005*
                                                                                                (Unaudited)
                                                                                                 ------------      ------------
                                               ASSETS
Current Assets:
Cash and cash equivalents                                                                        $  2,444,810      $  2,892,679
Accounts receivable , net of allowance for doubtful accounts of $34,830
  in 2006 and $27,117 in 2005                                                                         497,973           347,065
Royalty receivable                                                                                    136,838           185,702
Inventories                                                                                         1,345,698         1,371,354
Advances to contract manufacturer                                                                   1,163,520         1,019,663
Prepaid expenses                                                                                       98,651           109,691
                                                                                                 ------------      ------------
     Total current assets                                                                           5,687,490         5,926,154
Investment in distributor, at cost                                                                     76,319            76,319
Equipment, net of accumulated depreciation of $331,127 in 2006 and $307,000 in 2005                   510,077           536,295
Patents, net of accumulated amortization of $24,802 in 2006 and $19,090 in 2005                       483,728           486,635
Other assets                                                                                           21,683            24,197
                                                                                                 ------------      ------------
 Total assets                                                                                    $  6,779,297      $  7,049,600
                                                                                                 ============      ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                                 $    630,659      $    508,044
Accrued expenses                                                                                      381,620           223,350
Deferred compensation payable to officers                                                              43,333              --
                                                                                                 ------------      ------------
    Total current liabilities                                                                       1,055,612           731,394
                                                                                                 ------------      ------------

Stockholders' Equity
Common stock, par value $.001; authorized 50,000,000 shares; 11,594,547 shares issued, 207,726 shares to be issued, and 11,561,214 shares outstanding in 2006; 11,550,479 shares issued, 207,726 shares to be
   issued, and 11,517,146 shares outstanding in 2005                                                   11,803            11,758
Additional paid-in capital                                                                         57,263,928        57,172,915
Accumulated deficit                                                                               (50,640,530)      (49,954,951)
Treasury stock, at cost, 33,333 shares                                                               (911,516)         (911,516)
                                                                                                 ------------      ------------
     Total stockholders' equity                                                                     5,723,685         6,318,206
                                                                                                 ------------      ------------
 Total liabilities and stockholders' equity                                                      $  6,779,297      $  7,049,600
                                                                                                 ============      ============

See Notes to Condensed Financial Statements
* Derived from the audited financial statements as of December 31, 2005

                            MILESTONE SCIENTIFIC INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                                    March 31, 2006             March 31, 2005
                                                                    --------------             --------------
Product sales, net                                                  $  1,560,919               $  1,457,903
Royalty income                                                           136,837
                                                                    ------------               ------------
Total revenue                                                          1,697,756               $  1,457,903
                                                                    ------------               ------------

Cost of products sold                                                    751,162                    714,706
Royalty expense                                                           16,421
                                                                    ------------               ------------
Total cost of revenue                                                    767,583                    714,706
                                                                    ------------               ------------

Gross profit                                                             930,173                    743,197

Selling, general and administrative expenses                           1,479,714                  1,601,693
Research and development expenses                                        163,442                     31,545
                                                                    ------------               ------------
Total operating expenses                                               1,643,156                  1,633,238
                                                                    ------------               ------------

Loss from operations                                                    (712,983)                  (890,041)

Other income
  Interest income                                                         27,404                     11,098
                                                                    ------------               ------------
  Total other income                                                      27,404                     11,098
                                                                    ------------               ------------

Net loss                                                                (685,579)                  (878,943)

Dividends applicable to preferred stock                                      -                         (507)
                                                                    ------------               ------------
Net loss applicable to common stockholders                          $   (685,579)              $   (879,450)
                                                                    ============               ============

Loss per share applicable to common stockholders -
  basic and diluted                                                 $      (0.06)              $      (0.09)
                                                                    ============               ============

Weighted average shares outstanding and to be issued -
  basic and diluted                                                   11,741,578                  9,882,041
                                                                    ============               ============

See Notes to Condensed Financial Statements

                            MILESTONE SCIENTIFIC INC.
       CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                        THREE MONTHS ENDED MARCH 31, 2006
                                   (Unaudited)


                                                           Common Stock                    Additional
                                             ----------------------------------------       Paid-in             Accumulated
                                                   Shares               Amount              Capital               Deficit
                                             ------------------   -------------------  ------------------   -------------------

Balance, January 1, 2006                            11,758,205              $ 11,758        $ 57,172,915          $(49,954,951)
Common stock and options issued for
   payment of consulting services                        8,491                     9              45,810
Common stock issued for payment of
   vendor services                                      35,577                    36              36,964
Common stock and options issued for
   payment of employee compensation                                                                8,239
Net loss                                                                                                              (685,579)
                                             ------------------------------------------------------------------------------------
Balance, March 31, 2006                             11,802,273              $ 11,803        $ 57,263,928          $(50,640,530)
                                             ====================================================================================



                                                Treasury
                                                  Stock                Total
                                            ------------------  -------------------

Balance, January 1, 2006                           $ (911,516)         $ 6,318,206
Common stock and options issued for
   payment of consulting services                                           45,819
Common stock issued for payment of
   vendor services                                                          37,000
Common stock and options issued for
   payment of employee compensation                                          8,239
Net loss                                                                  (685,579)
                                            ---------------------------------------
Balance, March 31, 2006                            $ (911,516)         $ 5,723,685
                                            =======================================


 See Notes to Condensed Financial Statements

                            MILESTONE SCIENTIFIC INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                                                               2006                  2005
                                                                                        -------------------    ----------------
Cash flows from operating activities:
Net loss                                                                                 $  (685,579)              $  (878,943)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation expense                                                                        24,300                    24,876
  Amortization of patents                                                                      5,712                     2,531
  Common stock and options issued for compensation, consulting,
    and vendor services                                                                       91,058                   170,333
  Other                                                                                        1,918
  Bad debt expense                                                                             7,743                     3,402
  Changes in operating assets and liabilities:
  (Increase) in accounts receivable                                                         (158,651)                 (105,052)
  Decrease in royalty receivable                                                              48,864                      --
  Decrease in inventories                                                                     25,656                       614
  (Increase) in advances to contract manufacturer                                           (143,857)                     --
  Decrease (increase)  in prepaid expenses                                                    11,040                    (2,677)
  Decrease in other assets                                                                     2,514                     1,569
  Increase in accounts payable                                                               122,615                    21,756
  Increase (decrease)  in accrued expenses                                                   158,270                   (56,956)
  Increase in deferred compensation                                                           43,333                    37,500
                                                                                         -----------               -----------
         Net cash used in operating activities                                              (445,064)                 (781,047)
                                                                                         -----------               -----------

Cash flows from investing activities:
  Payment for capital expenditures                                                              --                      (1,550)
  Payment for patent rights                                                                   (2,805)                     --
                                                                                         -----------               -----------
         Net cash used in investing activities                                                (2,805)                   (1,550)
                                                                                         -----------               -----------

Cash flows from financing activities:
  Proceeds from equity financing, net                                                           --                   1,637,193
                                                                                         -----------               -----------
         Net cash provided by financing activities                                              --                   1,637,193
                                                                                         -----------               -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (447,869)                  854,596
Cash and cash equivalents at beginning of period                                           2,892,679                 3,041,306
                                                                                         -----------               -----------
Cash and cash equivalents at end of period                                               $ 2,444,810               $ 3,895,902
                                                                                         ===========               ===========


 See Notes to Condensed Financial Statements

                            MILESTONE SCIENTIFIC INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (continued)
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

Supplemental schedule of noncash investing and financing activities:

         On January 27, 2005, Milestone issued 43,424 shares valued at $70,000 to the Company's outside director of clinical affairs, pursuant to a technology agreement to provide Milestone with patent rights.





See Notes to Condensed Financial Statements

                            MILESTONE SCIENTIFIC INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Summary of accounting policies

         The unaudited financial statements of Milestone Scientific Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 included in Milestone's Annual Report on Form 10-KSB. The accounting policies used in preparing these unaudited financial statements are the same as those described in the December 31, 2005 financial statements.

         In the opinion of Milestone, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone's financial position as of March 31, 2006 and the results of its operations for the three months ended March 31, 2006 and 2005.

         The results reported for the three months ended March 31, 2006 are not necessarily indicative of the results of operations which may be expected for a full year.

Note 2 - Private placement

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

Note 3 - Royalty receivable

         Royalty receivable represents the royalty due from United Systems Inc, the licensee of Milestone's proprietary consumer dental whitening product, which is sold under Milestone's distributor's trademark of Ionic White(TM). The royalty receivable of $136,838 was received on April 28, 2006.

Note 4 - Inventories

         Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market.

Note 5 - Advances to contract manufacturer

         Advances to contract manufacturer represent deposits to the Company's contract manufacturer to fund future inventory purchases. The balance of advances as of March 31, 2006 totaled $1,163,520.

Note 6 - Basic and diluted net loss per common share

         Milestone presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common shares is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding and to be issued during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, warrants, and the conversion of notes payable and preferred stock were issued during the period.

         Since Milestone had net losses for the three months ended March 31, 2006 and 2005, the assumed effects of the exercise of outstanding stock options and warrants and the conversion of preferred stock into common stock were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, warrants and preferred stock totaled 3,605,085 and 3,595,475 at March 31, 2006 and 2005, respectively.

Note 7 - Significant Customer

         Milestone had one foreign customer who accounted for approximately 25.3% and 21.9% of its net sales for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, receivables from this customer were approximately 77% of Milestone's total accounts receivable.

Note 8 - Employee Stock Option Plan

         Milestone adopted SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123", under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements over the service period, as an operating expense, based on the grant-date fair values. Pro-forma disclosure is no longer an alternative. As a result of adopting SFAS 123R, the Company recognizes as compensation expense in its financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock option plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25.

         As of March 31, 2006, there were 244,167 outstanding options granted under the Milestone 1997 Stock Option Plan and 167,000 outstanding options granted under the Milestone 2004 Stock Option Plan. As a result of adopting SFAS No. 123R, the Company recognized $3,238 in share-based compensation expense and a corresponding increase in net loss for the three months ended March 31, 2006. This share-based compensation expense had minimal impact on the Company's basic and diluted earnings per share.

         The following table illustrates net loss and loss per share applicable to common stockholders for the three months ended 2005, if Milestone had applied SFAS No. 123R. No options were granted during the three months ended March 31, 2006.

         Net loss, as reported                                    $   (878,943)
         Deduct total stock-based employee compensation
         expenses determined under the fair value
         based method for all awards                                   201,172
                                                                  -------------

         Net loss, pro forma                                      $ (1,080,115)
                                                                  =============

         Loss per share applicable to common stock holders:
         Basic and diluted
         As reported                                              $      (0.09)
                                                                  =============
         Pro forma                                                $      (0.11)
                                                                  =============

         The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in the three months ended March 31, 2005: dividend yield of 0%; expected volatility of 119.42%; risk free interest rate of 3.87%; and expected lives of 5 years.

         Expected volatilities are based on historical volatility of the company's common stock. The company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of the option granted is estimated based on historical behavior of employees and represents the period of time that options granted are expected to be outstanding. A summary of option activity under the plan as of March 31, 2006, and changes during the three months then ended is presented below:

                                                                           WEIGHTED
                                                             WEIGHTED      AVERAGE
                                                             AVERAGE      REMAINING       AGGREGATE
                                                  NUMBER     EXERCISE    CONTRACTUAL      INTRINSIC
             OPTIONS                           OUTSTANDING    PRICE      LIFE (YEARS)       VALUE
             -------                           -----------  ----------   -----------      ----------
         Outstanding, January 1, 2006            453,167      $2.63          3.6          $    0
         Granted                                     --          --           --              --
         Exercised                                   --          --           --              --
         Forfeited or expired                     42,000       3.16          3.0               0
         Outstanding, March 31, 2006             411,167       2.57          3.7               0
         Exercisable, March 31, 2006             341,055       2.48          3.7               0


         As of March 31, 2006, there was $79,517 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of one year.

Note 9 - Agreements to Issue Common Stock and Stock Options

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

         On September 30, 2005, this agreement was amended to defer, for an additional quarter, the commencement date for Ionic White's commitment to purchase stock. On December 21, 2005, the commencement date for stock purchase was further deferred until January 1, 2006. On March 31, 2006, the commencement date for stock purchase was further deferred for another quarter. At March 31, 2006, no shares have been purchased by Ionic White.

         On August 12, 2005, Milestone engaged a special marketing and sales consultant to aid in the international sale and distribution of CoolBlue(TM) Wand dental enhancement system, particularly in its applications for professional tooth whitening. As part of the compensation for a two-year consulting service, Milestone issued 40,000 shares of common stock valued at $100,000 to the consultant.

         In addition, if as a result of the consultant's efforts, Milestone is able to establish distribution relationships, on terms and conditions satisfactory to Milestone, with one of the four top world-wide distributors of dental products, or other major distributors as are acceptable to Milestone, and Milestone sells such distributors $3,000,000 of product within 18 months commencing August 12, 2005, Milestone will pay the consultant a $20,000 bonus, in shares of Milestone common stock, valued based on the then current market value. At March 31, 2006, Milestone has not entered into any distribution agreement with any of the distributors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Form 10-QSB. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth in our Form 10-KSB for the year ended December 31, 2005.

         Milestone has succeeded in improving its liquidity by acquiring the capital necessary to grow our business and seize the market opportunity that our proprietary products have created. During 2005 and continuing in the first quarter of 2006, we have grown our revenue base both with our existing product lines and the introduction of new products, as evidenced by the eighth consecutive quarter of total revenue growth when compared to the same period in the previous year.

         Most of our revenues continue to be generated through sales of our CompuDent system and the Wand disposable handpiece used with that system. Revenues have been earned domestically and internationally through sales in more than 25 countries. While we are growing our revenues throughout the world, domestic CompuDent and handpiece sales have provided a growing portion of our revenues relative to international sales. This is an important measure as it validates the investment made in our domestic sales distribution, particularly as handpiece revenues increased as a result of the increase in CompuDent users. Also, we enjoy significantly higher margins on domestic sales compared to the lower per unit revenues we receive from our wholesale based international distribution network. We anticipate that our growing base of new customers will generate increased future sales of our disposable handpiece products. We believe that our ownership of the SafetyWand technology, in light of OSHA regulations issued pursuant to recent federal and state government legislation, mandating needle stick safety standards, positions us to become a leading provider for dentists and other health care professionals in the administration of local anesthesia, thereby providing further revenue growth opportunities.

         During the first quarter, we took steps to enhance the efficiency and effectiveness of our domestic sales operation. We reduced the total headcount by one national sales manager, one sales trainer and several under-performing inside sales representatives. Our goal is to become, at minimum, cash neutral from our domestic sales of CompuDent units and CoolBlue Whitening Kits. In March 2006, this goal was accomplished.

         In March 2005 we launched, through widely broadcast infomercials, our consumer tooth whitening product. The product also appeared in retail outlets in September 2005, including Walgreen's, Target and Linens and Things. The consumer tooth whitening market is one of the fastest growing dental market places. We believe it provides significant additional revenue opportunities. Towards the end of 2005, Milestone Scientific began a controlled market launch of its CoolBlue Professional Tooth Whitening System, which targets the $1 billion global professional teeth whitening market. As with other Milestone products, the CoolBlue system is designed to maximize long-term revenues from disposable per-patient kits that are utilized in the whitening treatment process. While revenues in the first quarter were not significant, we believe the product will allow a higher degree of market penetration, which will also provide additional selling opportunities for our CompuDent system.


         We continue development work on two important technologies. The Single Tooth Anesthetic (STA) delivery system, currently in development, will allow dentists to perform a predictable single tooth anesthetic injection to achieve total tooth anesthesia, as a primary injection. This will become an invaluable tool as many consider this type of injection to be the most important injection for the dentist and preferred by patients. The expected market introduction for the STA device is early 2007.

         We also continue development efforts on our CompuFlo technology, which is first being targeted for spinal anesthesia, including for epidural anesthesia. The Company has contracted with an outside firm to identify additional clinical applications for this technology in the all important medical space.

         Selling, general and administrative expenses for the first quarter decreased, reflecting stabilization of the hiring and related costs for the domestic sales organization as well as other cost containment programs. Related research and development expenses for STA and CompuFlo totaled $163,442 for the period. While this total represented 10% of the total operating expenses, the continued investment in these development programs is crucial for our future success.

         The following table shows a breakdown of our product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

                                                                               Three Months Ended March 31,
                                                     ----------------------------------------------------------------------------
                                                                  2006                                          2005
                                                     ---------------------------                  -------------------------------
DOMESTIC
  CompuDent                                           $  221,794           21.4%                  $  327,688                 32.5%
  Handpieces                                             741,654           71.6%                     664,391                 65.8%
  Other                                                   72,547            7.0%                      17,096                  1.7%
                                                      ----------          -----                   ----------                -----
Total Domestic                                        $1,035,995          100.0%                  $1,009,175                100.0%
                                                      ----------          -----                   ----------                -----

INTERNATIONAL
  CompuDent                                           $  231,908           44.2%                  $  173,067                 38.6%
  Handpieces                                             239,146           45.5%                     268,581                 59.8%
  Other                                                   53,870           10.3%                       7,080                  1.6%
                                                      ----------          -----                   ----------                -----
Total International                                   $  524,924          100.0%                  $  448,728                100.0%
                                                      ----------          -----                   ----------                -----

DOMESTIC/INTERNATIONAL ANALYSIS
  Domestic                                            $1,035,995           66.4%                  $1,009,175                 69.2%
  International                                          524,924           33.6%                     448,728                 30.8%
                                                      ----------          -----                   ----------                -----
Totals                                                $1,560,919          100.0%                  $1,457,903                100.0%
                                                      ==========          =====                   ==========                =====

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, stock-based compensation, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Inventory

        Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market.


Impairment of Long-Lived Assets

        We review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.


Revenue Recognition

        Sales revenue is recognized when title passes at the time of shipment and collectibility based on a sales arrangement and the agreed upon price is reasonably assured. Royalty revenue is recognized based upon royalty reports from the licensee.

Stock-Based Compensation

        Effective January 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123". Prior to January 2006, the Company accounted for stock-based compensation by using the intrinsic value method under APB Opinion No. 25. As required by SFAS No. 123R, the Company recognizes in the statement of operations the grant-date fair value of stock options issued to employees and non-employees.


RESULTS OF OPERATIONS

         The results of operations for the three months ended March 31, 2006 reflect a stable growth of our user base, well controlled expenditures necessary to expand our market, and significant investment in new product development. The net loss for the three months ended March 31, 2006 represents a 22% decrease from the same period in 2005.

         The following table sets forth, for the periods presented, statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

                                                                     Three Months Ended March 31,
                                               ---------------------------------------------------------------------------
                                                             2006                                        2005
                                               --------------------------------              -----------------------------
Products sales, net                             $ 1,560,919                 92%              $ 1,457,903              100%
Royalty income                                      136,837                  8%                     --                  0%
                                                -----------        -----------               -----------       -----------
    Total revenue                                 1,697,756                100%                1,457,903              100%
                                                -----------        -----------               -----------       -----------
Cost of products sold                               751,162                 44%                  714,706               49%
Royalty expense                                      16,421                  1%                     --               --
                                                -----------        -----------               -----------       -----------
    Total cost of revenue                           767,583                 45%                  714,706               49%
                                                -----------        -----------               -----------       -----------
Gross Profit                                        930,173                 55%                  743,197               51%
                                                -----------        -----------               -----------       -----------
Selling, general and
  administrative expenses                         1,479,714                 87%                1,601,693              110%
Research and
  development expenses                              163,442                 10%                   31,545                2%
                                                -----------        -----------               -----------       -----------
    Total operating expenses                      1,643,156                 97%                1,633,238              112%
                                                -----------        -----------               -----------       -----------
Loss from operations                               (712,983)               -42%                 (890,041)             -61%
Other income - interest                              27,404                  2%                   11,098                1%
                                                -----------        -----------               -----------       -----------
Net loss                                        $  (685,579)               -40%              $  (878,943)             -60%
                                                ===========        ===========               ===========       ===========

Three Months ended March 31, 2006 compared to three months ended March 31, 2005

         Total revenues for the three months ended March 31, 2006 and 2005 were $1,697,756 (product sales of $1,560,919 and royalty income of $136,837) and $1,457,903, respectively. The $103,016 or 7% increase in net product sales is primarily related to a $77,263 or 12% increase in domestic handpiece sales and $55,957 in worldwide whitening product sales, which did not exist in 2005. Domestic CompuDent sales decreased $105,894 or 32% which was partially off-set by an increase in international CompuDent sales of $58,841 or 34%. Worldwide handpiece sales increased $47,828 or 5%. This increase shows the effect of an expanded base of CompuDent units in service and represents a continuing increase in the revenue stream from the disposable Wand handpieces. The amount of $136,837 or 8% of total revenue in 2006 is royalty income from granting United Systems Inc. a license to manufacture, market, and sublicense the Ionic White(TM) to the consumer market.

         Cost of products sold for the three months ended March 31, 2006 and 2005 were $751,162 and $714,706, respectively. The $36,456 or 5% increase is primarily attributable to the additional cost of goods sold for the higher revenues previously discussed. Royalty expense related to the royalty income from the sales of the Ionic White(TM) tooth whitening system was $16,421 for the three months ended March 31, 2006. This expense did not exist in the same period in 2005.

         For the three months ended March 31, 2006, Milestone generated a gross profit of $930,173 or 55% as compared to a gross profit of $743,197 or 51% for the same period in 2005. Excluding the net royalty income (net of royalty expense) of $120,416, which has a gross profit of 88%, gross profit of products sales was $809,757 or 52% in 2006. It is comparable with gross profit in the same period in 2005.

         Selling, general and administrative expenses for the three months ended March 31, 2006 and 2005 were $1,479,714 and $1,601,693, respectively. The
$121,979 or 8% decrease is attributable primarily to a decrease in salaries, travel and our outsourced warehousing function which were partially off-set by increases in commissions, hiring and related employee expenses and advertising media placement.

         Research and development expenses for the three months ended March 31, 2006 and 2005 were $163,442 and $31,545, respectively. These costs are primarily associated with the development of Milestone's Single Tooth Anesthetic (STA) delivery system and continuing efforts on the CompuFlo(TM) technology.

         Loss from operations for the three months ended March 31, 2006 and 2005 was $712,983 and $890,041, respectively. The $177,058 or 20% decrease in loss from operations is the result of internal cost containment programs related to our domestic sales operation and controlled expenditures necessary to expand our market and to carry out our operations.

         Interest income of $27,404 was earned in the three months ended March 31, 2006 compared to $11,098 earned for the same period in 2005. The increase of $16,306 or 147% in interest income is the result of increased average cash balance and increased interest rate in 2006.

         For the reasons explained above, net loss for the three months ended March 31, 2006 was $685,579 as compared to a net loss of $878,943 for the same period in 2005. The $193,364 or 22% decrease in net loss is primarily a result of the increased total revenue and the increased interest income which are partially offset by the increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Milestone incurred net losses of approximately $686,000 and $879,000 and negative cash flows from operating activities of approximately $445,000 and $781,000 during the three months ended March 31, 2006 and 2005, respectively. Milestone improved its liquidity position with the private placement of Units completed in April and June 2005, as discussed below.

Private Placement

         On April 4, 2005 Milestone completed a $2,999,996 private placement of 101,044 units to accredited investors. Each unit consisted of 10 shares of Common Stock and two warrants (the "Unit"or "Units"). Each warrant entitles the holder to purchase a share of Common Stock at $4.89 per share through the close of business on February 16, 2009 (the "Warrant" or "Warrants"). I-Bankers Securities, Inc. acted as Placement Agent for Milestone in this transaction and received a fee of $209,978 and 101,044 Warrants identical in terms to those issued to the investors. The Units, which are restricted securities and bear a restrictive legend, are subject to stop transfer restrictions. Net proceeds to Milestone, after commissions and other expenses, were $2,655,659.

          On June 30, 2005 Milestone completed a $847,960 private placement of 34,000 Units. Dynamic Decisions acted as Placement Agent for Milestone in this transaction and received a fee of $50,878 and 600 Units, which are substantially the same form as those issued to the investors. Total proceeds from this private placement, after commissions and other expenses, were $797,054.

CASH FLOW RESULTS

         As of March 31, 2006, Milestone had cash and cash equivalents of $2,444,810 and working capital of $4,631,878.

         For the three months ended March 31, 2006, Milestone's net cash used in operating activities was $445,064. This was attributable primarily to a net loss of $685,579 adjusted for noncash items of $130,731 (of which $24,300 was depreciation expense; $5,712 was amortization of patents; $91,058 was stock and options issued for compensation, consulting, and vendor services; $1,918 was other; and, $7,743 was bad debt expense); a $158,651 increase in accounts receivable; a $48,864 decrease in royalty receivable; a $25,656 decrease in inventories; a $143,857 increase in advances to contract manufacturer; a $11,040 decrease in prepaid expenses; a $2,514 decrease in other assets; a $280,885 increase in accounts payable and accrued expenses; and, a $43,333 increase in deferred compensation.

         For the three months ended March 31, 2006, Milestone used $2,805 in investing activities. This was due to legal fees related to new patent applications.

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

                                     PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

         In the quarter ended March 31, 2006, Milestone issued total 44,068 shares valued at $46,000 to two vendors, one in satisfaction of an agreement to provide Milestone with exhibition facilities and another for payables owed in connection with purchased goods.

         The shares were sold to accredited investors, bore a restrictive legend and were exempt from registration pursuant to s.s. 4.2 and 4.6 of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS

     The following exhibits are filed herewith:

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


                                 MILESTONE SCIENTIFIC INC.
                                 -------------------------
                                        Registrant


                                 /s/Leonard Osser
                                 ---------------------------------------------
                                 Leonard Osser
                                 Chairman and Chief Executive Officer


                                 /s/Rosaline Shau
                                 ---------------------------------------------
                                 Rosaline Shau
                                 Chief Financial Officer

Dated: May 15, 2006