Form 10QSB
period 2006-06-30
MILESTONE SCIENTIFIC INC/NJ
filed 2006-08-14
CIK 855683

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

MARK ONE

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

[__] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER 001-14053

                            MILESTONE SCIENTIFIC INC.
                            -------------------------
        (Exact name of Small Business Issuer as specified in its charter)


  DELAWARE                                                            13-3545623
  ------------------------------------------------------------------------------
  State or other jurisdiction                                   (I.R.S. Employer
  or organization)                                           Identification No.)

              220 SOUTH ORANGE AVENUE, LIVINGSTON, NEW JERSEY 07039
              -----------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (973) 535-2717
                      (Issuer's telephone number, including
                                   area code)


        CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO __

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES NO X


NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: AS OF AUGUST 11, 2006, THE ISSUER HAD A TOTAL OF 11,802,273 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

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

                            MILESTONE SCIENTIFIC INC.



                                    I N D E X
                                    ---------

                                                                                                     PAGE
                                                                                                     ----

PART I.    FINANCIAL INFORMATION

           ITEM 1.   Financial Statements (unaudited)

                     Condensed Balance Sheets
                          June 30, 2006 (Unaudited) and December 31, 2005                              4

                     Condensed Statements of Operations
                          Three and Six Months Ended June 30, 2006 and 2005 (Unaudited)                5

                     Condensed Statements of Changes in Stockholders'  Equity
                          Six Months Ended June 30, 2006 (Unaudited)                                   6

                     Condensed Statements of Cash Flows
                          Six Months Ended June 30, 2006 and 2005 (Unaudited)                          7

                     Notes to Condensed Financial Statements                                           8

           ITEM 2.   Management's Discussion and Analysis or Plan of Operation                        12

           ITEM 3    Controls and Procedures                                                          18

PART II.   OTHER INFORMATION

           ITEM 4    Submission of Matters to a vote of Security Holders                              19

           ITEM 6.   Exhibits                                                                         20


SIGNATURES                                                                                            21

CERTIFICATIONS                                                                                        22

                            MILESTONE SCIENTIFIC INC.
                            CONDENSED BALANCE SHEETS

                                                                                  June 30, 2006
                                                                                   (Unaudited)        December 31, 2005*
                                                                                  -------------       -------------------

                         ASSETS

Current Assets:
   Cash and cash equivalents                                                        $  1,999,019          $  2,892,679
   Accounts receivable , net of allowance for doubtful accounts of $17,150
     in 2006 and $27,117 in 2005                                                         504,394               347,065
   Royalty receivable                                                                     49,473               185,702
   Inventories                                                                         1,285,771             1,371,354
   Advances to contract manufacturer                                                   1,116,111             1,019,663
   Prepaid expenses                                                                       85,917               109,691
                                                                                    ------------          ------------
          Total current assets                                                         5,040,685             5,926,154
Investment in distributor, at cost                                                        76,319                76,319
Equipment, net of accumulated depreciation of $355,452 in
 2006 and $307,000 in 2005                                                               496,432               536,295
Patents, net of accumulated amortization of $30,514 in 2006
 and $19,090 in 2005                                                                     496,755               486,635
Other assets                                                                              19,169                24,197
                                                                                    ------------          ------------
                  Total assets                                                      $  6,129,360          $  7,049,600
                                                                                    ============          ============
                          LIABILITIES AND
                       STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                 $  1,031,554          $    508,044
   Accrued expenses                                                                      177,849               223,350
   Deferred compensation payable to officers                                             108,332
                                                                                    ------------          ------------
        Total current liabilities                                                      1,317,735               731,394
                                                                                    ------------          ------------
Stockholders' Equity
   Common stock, par value $.001; authorized 50,000,000 shares;
             11,594,547 shares issued, 207,726 shares to be
             issued, and 11,561,214 shares outstanding in 2006;
             11,550,479 shares issued, 207,726
             shares to be issued, and 11,517,146 shares
             outstanding in 2005                                                          11,803                11,758
   Additional paid-in capital                                                         57,305,883            57,172,915
   Accumulated deficit                                                               (51,594,545)          (49,954,951)
   Treasury stock, at cost, 33,333 shares                                               (911,516)             (911,516)
                                                                                    ------------          ------------
          Total stockholders' equity                                                   4,811,625             6,318,206
                                                                                    ------------          ------------
                  Total liabilities and stockholders' equity                        $  6,129,360          $  7,049,600
                                                                                    ============          ============

See Notes to Condensed Financial Statements
* Derived from the audited financial statements as of December 31, 2005

                            MILESTONE SCIENTIFIC INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                              THREE AND SIX MONTHS
                          ENDED JUNE 30, 2006 AND 2005
                                  (Unaudited)

                                                          Three Months Ended                       Six Months Ended
                                                     -------------------------------       -------------------------------
                                                       June 30,            June 30,           June 30,          June 30,
                                                         2006                2005               2006              2005
                                                     ------------       ------------       ------------       ------------

Product sales, net                                   $  1,425,821       $  1,456,731       $  2,986,740       $  2,914,634
Royalty income                                             49,473            219,210            186,310            219,210
                                                     ------------       ------------       ------------       ------------
Total revenue                                           1,475,294       $  1,675,941          3,173,050          3,133,844
                                                     ------------       ------------       ------------       ------------
Cost of products sold                                     688,124            538,604       $  1,439,286          1,253,310
Royalty expense                                             5,637             26,305       $     22,057             26,305
                                                     ------------       ------------       ------------       ------------
Total cost of revenue                                     693,761            564,909          1,461,343          1,279,615
                                                     ------------       ------------       ------------       ------------
Gross profit                                              781,533          1,111,032          1,711,707          1,854,229
Selling, general and administrative expenses            1,369,497          1,854,562          2,849,212          3,456,255
Research and development expenses                         390,741             69,844            554,183            101,389
                                                     ------------       ------------       ------------       ------------
Total operating expenses                                1,760,238          1,924,406          3,403,395          3,557,644
                                                     ------------       ------------       ------------       ------------
Loss from operations                                     (978,705)          (813,374)        (1,691,688)        (1,703,415)
Other income
   Interest income                                         24,690             23,584             52,094             34,682
                                                     ------------       ------------       ------------       ------------
   Total other income                                      24,690             23,584             52,094             34,682
                                                     ------------       ------------       ------------       ------------
Net loss                                                 (954,015)          (789,790)        (1,639,594)        (1,668,733)
Dividends applicable to preferred stock                        --               (507)                --             (1,014)
                                                     ------------       ------------       ------------       ------------
Net loss applicable to common stockholders           $   (954,015)      $   (790,297)       $(1,639,594)      $ (1,669,747)
                                                     ============       ============       ============       ============
Loss per share applicable to common
   stockholders -
   basic and diluted                                 $      (0.08)      $      (0.07)      $      (0.14)      $      (0.16)
                                                     ============       ============       ============       ============
Weighted average shares outstanding and to be
issued -
   basic and diluted                                   11,768,940         10,931,052         11,755,335         10,410,451
                                                     ============       ============       ============       ============

See Notes to Condensed Financial Statements

                            MILESTONE SCIENTIFIC INC.

      CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER S' EQUITY (DEFICIENCY)
                         SIX MONTHS ENDED JUNE 30, 2006
                                   (Unaudited)


                                               Common Stock             Additional
                                           ----------------------         Paid-in        Accumulated    Treasury
                                            Shares          Amount        Capital          Deficit        Stock           Total
                                          ------------     ---------   ------------      -----------   -----------     -----------

Balance, January1, 2006                    11,758,205       $11,758    $57,172,915      $(49,954,951)  $ (911,516)     $ 6,318,206
Common stock and options issued for
  payment of consulting services                8,491             9         60,253                                         60,262
Common stock issued for payment of
  vendor services                              35,577            36         36,964                                         37,000
Common stock and options issued for
  payment of employee compensation                                                                                         35,751
Net loss                                                                    35,751        (1,639,594)                  (1,639,594)
                                           ----------       -------    -----------      ------------   ----------     -----------
Balance, June 30, 2006                     11,802,273       $11,803    $57,305,883      $(51,594,545)  $ (911,516)    $ 4,811,625
                                           ==========       =======    ===========      ============   ==========     ===========


See Notes to Condensed Financial Statements

                            MILESTONE SCIENTIFIC INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                  (Unaudited)

                                                                                             2006                 2005
Cash flows from operating activities:
Net loss                                                                                 $(1,639,594)         $(1,668,733)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation expense                                                                       48,661               49,700
   Amortization of patents                                                                    11,424                7,053
   Common stock and options issued for compensation, consulting,
     and vendor services                                                                     133,013              263,629
   Loss on disposal                                                                            1,918                   --
   Bad debt (recovery) expense                                                               (19,957)              11,769
   Changes in operating assets and liabilities:
     Increase in accounts receivable                                                        (137,372)            (148,377)
     Decrease (increase) in royalty receivable                                               136,229             (219,210)
     Decrease (increase) in inventories                                                       85,583             (114,026)
     Increase in advances to contract manufacturer                                           (96,448)            (258,182)
     Decrease in prepaid expenses                                                             23,774                7,976
     Decrease in other assets                                                                  5,028                3,138
     Increase (decrease) in accounts payable                                                 523,510             (117,179)
     (Decrease) increase in accrued expenses                                                 (45,501)             215,675
     Increase in deferred compensation                                                       108,332               75,000
                                                                                         -----------          -----------
        Net cash used in operating activities                                               (861,400)          (1,891,767)
                                                                                         -----------          -----------
Cash flows from investing activities:
   Payment for capital expenditures                                                          (10,716)             (19,462)
   Payment for patent rights                                                                 (21,544)            (145,000)
                                                                                         -----------          -----------
        Net cash used in investing activities                                                (32,260)            (164,462)
                                                                                         -----------          -----------
Cash flows from financing activities:
   Proceeds from equity financing, net                                                            --            3,528,037
                                                                                         -----------          -----------
     Net cash provided by financing activities                                                    --            3,528,037
                                                                                         -----------          -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (893,660)           1,471,808
Cash and cash equivalents at beginning of period                                           2,892,679            3,041,306
                                                                                         -----------          -----------
Cash and cash equivalents at end of period                                               $ 1,999,019          $ 4,513,114
                                                                                         ===========          ===========
   Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                              $        --          $        --
                                                                                         ===========          ===========


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

         In the opinion of Milestone, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone's financial position as of June 30, 2006 and the results of its operations for the three and six months ended June 30, 2006 and 2005.

         The results reported for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations which may be expected for a full year.

Note 2 - Private placement

         The company completed private placements in April and June of 2005 which resulted in aggregate net proceeds of approximately $3.5 million. There have been no further placements beyond June, 2005.

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

                            MILESTONE SCIENTIFIC INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (continued)
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

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

         Since Milestone had net losses for the three and six months ended June 30, 2006 and 2005, the assumed effects of the exercise of outstanding stock options and warrants and the conversion of preferred stock into common stock were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, warrants and preferred stock totaled 3,539,085 and 3,589,256 at June 30, 2006 and 2005, respectively.

Note 7 - Significant Customer

         Milestone had one foreign customer who accounted for approximately 21.5% and 22.4% of its net sales for the three months ended June 30, 2006 and 2005, respectively. At June 30, 2006, receivables from this customer were approximately 69% of Milestone's total accounts receivable.

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


         As of June 30, 2006, there were 214,167 outstanding options granted under the Milestone 1997 Stock Option Plan and 131,000 outstanding options granted under the Milestone 2004 Stock Option Plan. As a result of adopting SFAS No. 123R, the Company recognized $35,751 in share-based compensation expense and a corresponding increase in net loss for the six months ended June 30, 2006. This share-based compensation expense had minimal impact on the Company's basic and diluted earnings per share.

         The following table illustrates net loss and loss per share applicable to common stockholders for the six and three months ended 2005, if Milestone had applied SFAS No. 123. No options were granted during the six months ended June 30, 2006.

                            MILESTONE SCIENTIFIC INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (continued)
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                        Three Months Ended       Six Months Ended
                                                            June 30,                 June 30,
                                                        ------------------       ----------------
                                                               2005                    2005
                                                        ------------------       ----------------
Net loss, as reported                                        (790,297)             (1,669,747)
Deduct total stock-based employee compensation
expenses determined under the fair value
based method for all awards                                    27,016                 228,188
                                                             --------              ----------
Net loss, pro forma                                          (817,313)             (1,897,935)
                                                             ========              ==========
Loss per share applicable to common stock holders:
Basic and diluted
   As reported                                                  (0.07)                  (0.16)
                                                             ========              ==========
   Pro forma                                                    (0.07)                  (0.18)
                                                             --------              ----------

         The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in the six months ended June 30, 2005: dividend yield of 0%; expected volatility of 123.19%; risk free interest rate of 3.87%; and expected lives of 5 years.

         Expected volatilities are based on historical volatility of the company's common stock. The company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of the option granted is estimated based on historical behavior of employees and represents the period of time that options granted are expected to be outstanding. A summary of option activity under the plan as of June 30, 2006, and changes during the six months then ended is presented below:

                                                                                      WEIGHTED
                                                                     WEIGHTED         AVERAGE
                                                         NUMBER       AVERAGE        REMAINING           AGGREGATE
                                                           OF        EXERCISE       CONTRACTUAL          INTRINSIC
     OPTIONS                                            OPTIONS        PRICE        LIFE (YEARS)           VALUE
     ------------------------------------------         -------      --------      -------------          -------
     Outstanding, January 1, 2006                       453,167       $  2.63           3.6                  -
     Granted                                            -                   -             -                  -
     Exercised                                          -                   -             -                  -
     Forfeited or expired                               108,000          2.52           3.4                  -
     Outstanding, June 30, 2006                         345,167          2.66           3.0                  -
     Vested or expected to vest, June 30, 2006          345,167          2.66           3.0
     Exercisable, June 30, 2006                         290,833          2.71           3.3                  -

         As of June 30, 2006, there was $51,972 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of one year.

Note 9 - Agreements to Issue Common Stock and Stock Options

         On March 18, 2005, Milestone issued to Ionic White, Inc., its marketing partner for a consumer tooth whitening product, 3-year options to purchase 100,000 shares of Milestone common stock at $4.89 per share. Under the agreement, the options are not exercisable unless the marketing partner purchases at least 2,000,000 starter kits for the registrant's consumer tooth whitening system during the twelve month period beginning July 1, 2005. If 2,000,000 starter kits are purchased during that period, options to purchase 10,000 shares become exercisable. If 2,500,000 starter kits are purchased during that period, options to purchase an aggregate of 50,000 shares become exercisable. If 3,000,000 starter kits are purchased during that period, options to purchase all 100,000 shares become exercisable. Upon the options becoming exercisable, Milestone will recognize sales discounts based on the then fair value of the options. During the 12 month period ended June 30, 2006 the purchases by Ionic White were below the specified minimums.

                            MILESTONE SCIENTIFIC INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (continued)
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

         Under a previous agreement, Ionic White, Inc., agreed to purchase at $3.00 per share 500,000 shares of Milestone common stock in quarterly installments of 125,000 shares within 10 days after the end of each of the four fiscal quarters commencing April 1, 2005. Milestone is not required to sell these shares unless Ionic White has purchased at least 625,000 starter kits in the first quarter, at least 1,250,000 starter kits in the first two quarters and at least 1,875,000 starter kits in the first three quarters. The agreement further provides that, at Milestone's option, all shares previously purchased must be returned to Milestone and all monies paid to Milestone returned to Ionic White if it has not purchased an aggregate of at least 3,000,000 starter kits for the twelve-month period ending June 30, 2006.

         On September 30, 2005, this agreement was amended to defer, for an additional quarter, the commencement date for Ionic White's commitment to purchase stock. On December 21, 2005, the commencement date for stock purchase was further deferred until January 1, 2006. On June 30, 2006, and on August 10, 2006, the commencement date for stock purchase was further deferred for additional successive quarters. The periods during which Ionic White may purchase the required starter kits were similarly extended. At June 30, 2006 no shares have been purchased by Ionic White.

         On August 12, 2005, Milestone engaged a special marketing and sales consultant to aid in the international sale and distribution of CoolBlue(TM) Wand dental enhancement system, particularly in its applications for professional tooth whitening. As part of the compensation for a two-year consulting service, Milestone issued 40,000 shares of common stock valued at $100,000 to the consultant, $25,000 of which was expensed in the six months ended June 30, 2006.

         In addition, if as a result of the consultant's efforts, Milestone is able to establish distribution relationships, on terms and conditions satisfactory to Milestone, with one of the four top world-wide distributors of dental products, or other major distributors as are acceptable to Milestone, and Milestone sells such distributors $3,000,000 of product within 18 months commencing August 12, 2005, Milestone will pay the consultant a $20,000 bonus, in shares of Milestone common stock, valued based on the then current market value. At June 30, 2006, Milestone has not entered into any distribution agreement with any of the distributors.


Note 10- New Accounting Pronouncement

         In July, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109" (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.

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

         Most of our revenues continue to be generated through sales of our CompuDent(R) system and the Wand(R) disposable handpiece used with that system. Revenues have been earned domestically and internationally through sales in more than 25 countries. This is an important measure as it validates the investment made in our domestic sales distribution, particularly as handpiece revenues increased as a result of the increase in CompuDent users. Also, we enjoy significantly higher margins on domestic sales compared to the lower per unit revenues we receive from our wholesale based international distribution network. We anticipate that our growing base of new customers will generate increased future sales of our disposable handpiece products. We believe that our ownership of the SafetyWand (TM) technology, in light of OSHA regulations issued pursuant to recent federal and state government legislation, mandating needle stick safety standards, positions us to become a leading provider for dentists and other health care professionals in the administration of local anesthesia, thereby providing further revenue growth opportunities.

         During the first two quarters of 2006, we took steps to enhance the efficiency and effectiveness of our domestic sales operation. We reduced the total headcount by one national sales manager, our sales trainer and several under-performing inside sales representatives. Our goal is to become, at minimum, cash neutral from our domestic sales of CompuDent units and CoolBlue(TM) Whitening Kits.

         In March 2005 Ionic White was launched, through widely broadcast infomercials. We license Ionic White technology and receive a royalty for each unit sold. The product also appeared in retail outlets in September 2005, including Walgreen's, Target and Linens and Things. The consumer tooth whitening market is one of the fastest growing dental market places. We believe it provides significant additional revenue opportunities. Towards the end of 2005, Milestone Scientific began a controlled market launch of its CoolBlue Professional Tooth Whitening System, which targets the $1 billion global professional teeth whitening market. As with other Milestone products, the CoolBlue system is designed to maximize long-term revenues from disposable per-patient kits that are utilized in the whitening treatment process. While revenues from the CoolBlue system in the second quarter 2006 were not significant, we believe the product will allow a higher degree of market penetration, which will also provide additional selling opportunities for our CompuDent system.

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

         We also continue development efforts on our CompuFlo(TM) technology, which is first being targeted for spinal anesthesia, including epidural anesthesia. Our 510 (k) Premarket Notification was cleared by the FDA in July and we are now seeking strategic partners to market the product. The Company has contracted with an outside firm to identify additional clinical applications for this technology in the all important medical space.

         Selling, general and administrative expenses for the second quarter decreased substantially from last year, reflecting stabilization of the hiring and related costs for the domestic sales organization as well as other cost containment programs. Related research and development expenses for STA and CompuFlo (TM) totaled $390,741 for the second quarter of 2006. While this total represented 26% of the total operating expenses, the continued investment in these development programs is crucial for our future success.

         The following table shows a breakdown of our product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

                                               Three Months Ended June 30,                    Six Months Ended June 30,
                                               ---------------------------                    -------------------------
                                              2006                   2005                    2006                      2005
                                       -----------------     --------------------    --------------------     ---------------------
DOMESTIC
   CompuDent                         $  230,068     22.7%    $  377,076     33.6%    $  451,862     22.0%     $  704,764      33.1%
   Handpieces                           735,482     72.5%       639,104     57.0%     1,477,136     72.1%      1,303,495      61.1%
   Other                                 48,450      4.8%       105,713      9.4%       120,997      5.9%        122,809       5.8%
                                     ----------    -----     ----------    -----     ----------    -----      ----------     -----
Total Domestic                       $1,014,000    100.0%    $1,121,893    100.0%    $2,049,995    100.0%     $2,131,068     100.0%
                                     ----------    -----     ----------    -----     ----------    -----      ----------     -----

INTERNATIONAL
   CompuDent                         $   59,378     14.4%    $  119,141     35.6%    $  291,286     31.1%     $  292,208      37.3%
   Handpieces                           315,585     76.6%       164,585     49.1%       555,074     59.3%        433,166      55.3%
   Other                                 36,858      9.0%        51,112     15.3%        90,385      9.6%         58,192       7.4%
                                     ----------    -----     ----------    -----     ----------    -----      ----------     -----
Total International                  $  411,821    100.0%    $  334,838    100.0%    $  936,745    100.0%     $  783,566     100.0%
                                     ----------    -----     ----------    -----     ----------    -----      ----------     -----
DOMESTIC/INTERNATIONAL ANALYSIS
   Domestic                          $1,014,000     71.1%    $1,121,893     77.0%    $2,049,995     68.6%     $2,131,068      73.1%
   International                        411,821     28.9%       334,838     23.0%       936,745     31.4%        783,566      26.9%
                                     ----------    -----     ----------    -----     ----------    -----      ----------     -----
Total Product Sales                  $1,425,821    100.0%    $1,456,731    100.0%    $2,986,740    100.0%     $2,914,634     100.0%
                                     ==========    =====     ==========    =====     ==========    =====      ==========     =====

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

                                         Three Months Ended June 30                              Six Months Ended
                              ----------------------------------------------        -------------------------------------------
                                        2006                     2005                  June 30, 2006            June 30, 2005
                              ----------------------      ------------------        -------------------      -------------------
Products sales, net           $ 1,425,821        97%       1,456,731      87%        2,986,740      94%       2,914,634      93%
Royalty income                     49,473         3%         219,210      13%          186,310       6%         219,210       7%
                              -----------       ---        ---------     ---         ---------     ---        ---------     ---
   Total revenue                1,475,294       100%       1,675,941     100%        3,173,050     100%       3,133,844     100%
                              -----------       ---        ---------     ---         ---------     ---        ---------     ---
Cost of products sold             688,124        47%         538,604      32%        1,439,286      45%       1,253,310      40%
Royalty expense                     5,637        --           26,305      --            22,057      --           26,305      --
                              -----------       ---        ---------     ---         ---------     ---        ---------     ---
   Total cost of revenue          693,761        47%         564,909      34%        1,461,343      45%       1,279,615      40%
                              -----------       ---        ---------     ---         ---------     ---        ---------     ---
Gross Profit                      781,533        53%       1,111,032      66%        1,711,707      55%       1,854,229      59%
                              -----------       ---        ---------     ---         ---------     ---        ---------     ---
Selling, general and
   administrative expenses      1,369,497        93%       1,854,562     111%        2,849,212      90%       3,456,255     110%
Research and
   development expenses           390,741        27%          69,844       4%          554,183      18%         101,389       3%
                              -----------       ---        ---------     ---         ---------     ---        ---------     ---
   Total operating expenses     1,760,238       119%       1,924,406     115%        3,403,395     108%       3,557,644     114%
                              -----------       ---        ---------     ---         ---------     ---        ---------     ---
Loss from operations             (978,705)      -66%        (813,374)    -49%       (1,691,688)    -52%      (1,703,415)    -53%

Three Months ended June 30, 2006  compared to three months ended June 30, 2005

            Total revenues for the three months ended June 30, 2006 and 2005 were $1,475,294 (product sales of $1,425,821 and royalty income of $49,473) and $1,675,941 (product sales of $1,456,731 and royalty income of $219,210) respectively. The $30,910 or 2.1 % decrease in net product sales is primarily related to a domestic decrease of $147,008 or 39% in CompuDent sales and was partially offset by $96,378 or 15.1% increase in domestic handpiece sales; international CompuDent sales decreased $59,763 or 50.2% and was offset by a $151,000 or 92% increase in handpiece sales. This increase shows the effect of an expanded base of CompuDent units in service and represents a continuing increase in the revenue stream from the disposable Wand handpieces. Royalty income is from granting United Systems Inc. a license to manufacture, market, and sublicense the Ionic White to the consumer market. This area decreased $169,737 or 77% reflecting increased retail competition in this increasingly highly competitive market.

         Cost of products sold for the three months ended June 30, 2006 and 2005 were $688,124 and $538,604, respectively. The $149,520 or 27.8% increase is primarily attributable to the increase in units sold due to the CompuDent sales initiatives extended to our existing customer base. Royalty expense related to the royalty income from the sales of the Ionic White tooth whitening system was $5,637 for the three months ended June 30, 2006, down $20,668 or 78.6% due to lower Royalty Income.

         For the three months ended June 30, 2006, Milestone generated a gross profit of $781,533 or 53% as compared to a gross profit of $1,111,032 or 66% for the same period in 2005. Excluding the net royalty income (net of royalty expense) of $43,836, which has a gross profit of 88%, the gross profit of products sales was $737,697 or 52% in 2006. The decrease in gross profit percentage from the three months last year is the result of sales incentives extended to our existing customer base during the current period.

         Selling, general and administrative expenses for the three months ended June 30, 2006 and 2005 were $1,369,497 and $1,854,562, respectively. The
$485,065 or 26.2% decrease is pursuant to a plan to decrease salaries, professional fees and travel. Salaries declined approximately $93,400, professional fees were reduced approximately $321,800, and travel was approximately $26,400 less than second quarter 2005 levels.

         Research and development expenses for the three months ended June 30, 2006 and 2005 were $390,741 and $69,844 , respectively. These costs are primarily associated with the intensified effort into the development of our Single Tooth Anesthetic (STA) delivery system and continuing efforts on the CompuFlo(TM) technology.

         Interest income of $24,690 was earned in the three months ended June 30, 2006 compared to $23,584 earned for the same period in 2005. The increase of $1,106 or 5% in interest income is the result of increased interest rates in 2006.
         For the reasons explained above, net loss for the three months ended June 30, 2006 was $954,015 as compared to a net loss of $789,790 for the same period in 2005.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

Total revenues for the six months ended June 30, 2006 and 2005 was $3,173,050 (product sales of $2,986,740 and royalty income of $186,310) and $3,133,844 (product sales of $2,914,634 and royalty income of $219,210) respectively. Total revenues increased by $39,206 or 1%. Contributing to this increase was primarily a $295,149 or 17.0% increase in worldwide sales of disposable Wand handpieces offset by a reduction in domestic CompuDent sales of $252,902 or 36%. Royalty income is from granting United Systems Inc. a license to manufacture, market, and sublicense the Ionic White to the consumer market. This area decreased $32,900 or 15% reflecting increased retail competition in this increasingly highly competitive market.

         Gross profit for the six months ended June 30, 2006 and 2005 was $1,711,707 or 55% and $1,854,229 or 59%, respectively. The $142,522 or 8%
decrease in gross profit was due principally to the increase in units sold due to the CompuDent sales incentives initiated during the second quarter of 2006 to our existing sales base.

         Selling, general and administrative expenses for the six months ended June 30, 2006 and 2005 were $2,849,212 and $3,456,255 respectively. The decrease of $607,043 or 18.0% in these expenses is pursuant to a plan to decrease salaries, travel and professional fees. Salaries declined approximately $276,400, travel was reduced approximately $52,900 and professional fees were approximately $291,100 less than 2005 levels.

         Research and development expenses for the six months ended June 30, 2006 and 2005 were $554,183 and $101,389, respectively. These costs are primarily associated with the intensified effort into the development of our Single Tooth Anesthetic (STA) delivery system and continuing efforts on the CompuFlo(TM) technology.

         Interest income of $52,094 was earned for the six months ended June 30, 2006 compared to $34,682 for the same period of the prior year. This difference was due to increasing interest rates in the 2006 period.

         For the reasons explained above, net loss for the six months ended June 30, 2006 decreased by $29,139 or 2% over the net loss for the six month period ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Milestone incurred net losses of approximately $1,640,000 and $1,669,000 and negative cash flows from operating activities of approximately $861,000 and $1,892,000 during the six months ended June 30, 2006 and 2005, respectively. On June 16, 2006 we received notice from the American Stock Exchange ("AMEX") that we are not in compliance with AMEX's continued listing standards related to shareholders' equity and losses as specified in Section 1003(a)(iii) of the AMEX Company Guide, which requires us to have shareholder equity of $6,000,000. Milestone appealed AMEX's determination and requested a hearing before a Listing Qualification Panel. A hearing has been scheduled for August 16, 2006. At June 30, 2006 our total stockholders' equity was $4.81 million. We continue to seek new sources of equity funding, but can give no assurance that we will be able to find new sources of funding on acceptable terms. The issuance of additional equity securities may impair the value of our stock. Further, if we are unsuccessful in our appeal of AMEX's determination, we could be delisted from the AMEX. Any delisting would, in turn, make it more difficult for us to raise capital in the public markets. If our securities are delisted from the Exchange, trading, if any, in our securities would be conducted in the over the counter market on the NASD's "OTC Bulletin Board". Consequently, the liquidity of our securities could be impaired, not only in the number of securities that could be bought and sold, but also through delays in the timing of transactions, reduction in security analyst and news media coverage of Milestone, and lower prices for our securities than might otherwise be obtained.

Private Placement

         The company completed private placements in April and June of 2005 which resulted in aggregate net proceeds of approximately $3.5 million. There have been no further placements beyond June, 2005.

CASH FLOW RESULTS

         As of June 30, 2006, Milestone had cash and cash equivalents of $1,999,019 and working capital of $3,722,950 .

         For the six months ended June 30, 2006, Milestone's net cash used in operating activities was $861,400. This was attributable primarily to a net loss of $1,639,594 adjusted for noncash items of $175,059, and changes in operating assets and liabilities of $603,135.

             For the six months ended June 30, 2006 Milestone used $32,260 in investing activities for capital expenditures, $21,544 of which was due to legal fees related to new patent applications and $10,716 was for the purchase of equipment.

         Management believes that it has sufficient resources to meet its obligations over the next twelve months.

NEW ACCOUNTING PRONOUNCEMENT

         In July, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109" (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.

ITEM 3. CONTROLS AND PROCEDURES

    a) Evaluation of Disclosure Controls and Procedures. Management, with the participation of our chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely reporting decisions regarding required disclosure.

    b) Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Milestone held its 2006 annual meeting of Stockholders on June 20, 2006.

(i) The matters voted on were as follows: Election of Directors. Present below are the voters cast for each director nominee:

                                                          WITHHOLD
        NAME                           FOR                AUTHORITY
        ----                           ---                ---------
        Leonard Osser               9,786,034             214,147
        Leonard M. Schiller         9,910,134              90,047
        Jeffery Fuller              9,912,467              87,714
        Leslie Bernhard             9,911,931              88,250
        Pablo Serna C.              9,911,931              88,250

(ii) Approval of the issuance or proposed issuance of 300,000 shares of Milestone's common stock. The results were as follows:

        FOR               AGAINST     ABSTAIN   NOT VOTED
        ---               -------     -------   ----------
       4,030,443          520,722     18,236   5,430,780

(iii) Confirmation of the appointment of Eisner LLP as Milestone's independent auditors for the fiscal year ending December 31, 2006. The results were as follows:

       FOR                    AGAINST                 ABSTAIN
       ---                    -------                 -------
      9,964,971               24,406                  10,804

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


                                            /s/Leonard Osser
                                            ------------------------------------
                                            Leonard Osser
                                            Chairman and Chief Executive Officer


                                            /s/David Cohn
                                            ------------------------------------
                                            David Cohn
                                            Chief Financial Officer

Dated: August 14, 2006