Form 10QSB
period 2006-09-30
MILESTONE SCIENTIFIC INC/NJ
filed 2006-11-13
CIK 855683

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

                                 (973) 535-2717
                                 --------------
                (Issuer's telephone number, including area code)

        Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    ----      ----
        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).  Yes        No  X
                    ----      ----

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 11, 2006, the Issuer had a total of 11,868,576 shares of Common Stock, $.001 par value, outstanding.

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

                            MILESTONE SCIENTIFIC INC.



                                    I N D E X
                                    ---------

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements (unaudited)

                  Condensed Balance Sheets
                    September 30, 2006 (Unaudited) and December 31, 2005       4
                  Condensed Statements of Operations
                    Three and Nine Months Ended September 30, 2006 and
                    2005 (Unaudited)                                           5

                  Condensed Statement of Changes in Stockholders' Equity
                    Nine Months Ended September 30, 2006 (Unaudited)           6

                  Condensed Statements of Cash Flows
                    Nine Months Ended September 30, 2006 and 2005
                    (Unaudited)                                                7

                  Notes to Condensed Financial Statements                      8

         ITEM 2.  Management's Discussion and Analysis or Plan of
                    Operation                                                 13

         ITEM 3   Controls and Procedures                                     19

PART II. OTHER INFORMATION


         ITEM 6.  Exhibits                                                    20


SIGNATURES                                                                    21

CERTIFICATIONS                                                                22

                            MILESTONE SCIENTIFIC INC.
                            CONDENSED BALANCE SHEETS


                                                                                        September 30, 2006
                                                                                               (Unaudited)     December 31, 2005*
                                                                                        -------------------    --------------------
                                                 ASSETS
Current Assets:
   Cash and cash equivalents                                                                $  1,424,767        $  2,892,679
   Accounts receivable , net of allowance for doubtful accounts of $27,365
      in 2006 and $27,117 in 2005                                                                314,751             347,065
   Royalty receivable                                                                                 --             185,702
   Inventories                                                                                 1,455,928           1,371,354
   Advances to contract manufacturer                                                           1,031,196           1,019,663
   Prepaid expenses                                                                               57,498             109,691
                                                                                            ------------        ------------
      Total current assets                                                                     4,284,140           5,926,154
Investment in distributor, at cost                                                                76,319              76,319
Equipment, net of accumulated depreciation of $378,018 as of September 30, 2006
and $307,000 as of December 31, 2005                                                             473,327             536,295
Patents, net of accumulated amortization of $36,226 as of September 30, 2006
and $19,090 as of December 31, 2005                                                              497,597             486,635
Other assets                                                                                      16,655              24,197
                                                                                            ------------        ------------
                  Total assets                                                              $  5,348,038        $  7,049,600
                                                                                            ============        ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                         $    694,821        $    508,044
   Accrued expenses                                                                              219,990             223,350
   Deferred compensation payable to officers                                                     110,831
                                                                                            ------------        ------------
      Total current liabilities                                                                1,025,642             731,394
                                                                                            ------------        ------------


Stockholders' Equity
   Common stock, par value $.001; authorized 50,000,000 shares; 11,660,850 shares issued, 207,726 shares to be issued, and 11,627,517 shares outstanding in 2006; 11,550,479 shares issued, 207,726 shares to be
       issued, and 11,517,146 shares outstanding in 2005                                          11,869              11,758
   Additional paid-in capital                                                                 57,437,646          57,172,915
   Accumulated deficit                                                                       (52,215,603)        (49,954,951)
   Treasury stock, at cost, 33,333 shares                                                       (911,516)           (911,516)
                                                                                            ------------        ------------
      Total stockholders' equity                                                               4,322,396           6,318,206
                                                                                            ------------        ------------
                  Total liabilities and stockholders' equity                                $  5,348,038        $  7,049,600
                                                                                            ============        ============

 See Notes to Condensed Financial Statements
 * Derived from the audited financial statements as of December 31, 2005

                            MILESTONE SCIENTIFIC INC.
                       CONDENSED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                                   Three Months Ended                  Nine Months Ended
                                                           ---------------------------------     --------------------------------
                                                             September 30,     September 30,       September 30,    September 30,
                                                                 2006              2005                2006             2005
                                                           ---------------   ---------------     ---------------  ---------------

Product sales, net                                           $  1,189,988       $  1,567,382       $  4,176,728       $  4,482,016
Royalty income                                                     31,335            252,842            217,645            472,052
                                                             ------------       ------------       ------------       ------------
Total revenue                                                   1,221,323          1,820,224          4,394,373          4,954,068
                                                             ------------       ------------       ------------       ------------

Cost of products sold                                             519,284            643,426          1,958,571          1,896,736
Royalty expense                                                     3,760             30,341             25,818             56,646
                                                             ------------       ------------       ------------       ------------
Total cost of revenue                                             523,044            673,767          1,984,389          1,953,382
                                                             ------------       ------------       ------------       ------------

Gross profit                                                      698,279          1,146,457          2,409,984          3,000,686

Selling, general and administrative expenses                    1,132,776          1,738,286          3,981,988          5,194,541
Research and development expenses                                 206,057             53,678            760,239            155,067
                                                             ------------       ------------       ------------       ------------
Total operating expenses                                        1,338,833          1,791,964          4,742,227          5,349,608
                                                             ------------       ------------       ------------       ------------

Loss from operations                                             (640,554)          (645,507)        (2,332,243)        (2,348,922)

Other income                                                           --
   Interest income                                                 19,497             33,132             71,591             67,814
                                                             ------------       ------------       ------------       ------------
   Total other income                                              19,497             33,132             71,591             67,814
                                                             ------------       ------------       ------------       ------------

Net loss                                                         (621,057)          (612,375)        (2,260,652)        (2,281,108)

Dividends applicable to preferred stock                                --               (507)                --             (1,522)
                                                             ------------       ------------       ------------       ------------
Net loss applicable to common stockholders                   $   (621,057)      $   (612,882)      $ (2,260,652)      $ (2,282,630)
                                                             ============       ============       ============       ============

Loss per share applicable to common stockholders -
   basic and diluted                                         $      (0.05)      $      (0.05)      $      (0.19)      $      (0.21)
                                                             ============       ============       ============       ============

Weighted average shares outstanding and to be issued -
   basic and diluted                                           11,790,251         11,366,617         11,767,101         10,738,396
                                                             ============       ============       ============       ============

                            MILESTONE SCIENTIFIC INC.
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2006
                                   (Unaudited)


                                                    Common Stock          Additional
                                            --------------------------      Paid-in     Accumulated     Treasury
                                              Shares         Amount         Capital       Deficit          Stock          Total
                                            -----------    -----------    ------------  -----------    -----------      ----------

Balance, January 1, 2006                   11,758,205    $     11,758    $ 57,172,915   $(49,954,951)   $   (911,516)  $  6,318,206
Common stock and options issued for
 payment of consulting services                 8,491               9         120,582                                       120,591
Common stock issued for payment of
 vendor services                               53,070              53          57,197                                        57,250
Common stock and options issued for
   payment of employee compensation            48,810              49          86,952                                        87,001
Net loss                                                                                  (2,260,652)                    (2,260,651)
                                         ------------    ------------    ------------   ------------    ------------   ------------
Balance, September 30, 2006                11,868,576    $     11,869    $ 57,437,646   $(52,215,603)   $   (911,516)  $  4,322,397
                                         ============    ============    ============   ============    ============   ============


 See Notes to Condensed Financial Statements

                            MILESTONE SCIENTIFIC INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                                                                2006                 2005
Cash flows from operating activities:
Net loss                                                                                     $(2,260,652)         $(2,281,108)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation expense                                                                        73,245               74,457
      Amortization of patents                                                                     17,136               13,468
      Common stock and options issued for compensation, consulting,
           and vendor services                                                                   213,862              428,433
      Loss on disposal                                                                             2,634                6,817
      Bad debt (recovery) expense                                                                 10,432                   --
      Changes in operating assets and liabilities:
           Accounts receivable                                                                    21,882             (218,513)
           Royalty receivable                                                                    185,702             (252,842)
           Inventories                                                                           (84,574)            (373,719)
           Advances to contract manufacturer                                                     (11,533)            (258,182)
           Prepaid expenses                                                                       52,193                1,807
           Other assets                                                                            7,542               (6,303)
           Accounts payable                                                                      186,776               76,666
           Accrued expenses                                                                       (3,360)              31,636
           Deferred compensation                                                                 162,081              112,500
                                                                                             -----------          -----------
                 Net cash used in operating activities                                        (1,426,634)          (2,644,883)
                                                                                             -----------          -----------
Cash flows from investing activities:
      Payment for capital expenditures                                                           (13,180)             (21,552)
      Payment for patent rights                                                                  (28,098)            (244,602)
      Investment in distributor                                                                       --               (6,363)
                                                                                             -----------          -----------
                 Net cash used in investing activities                                           (41,278)            (272,517)
                                                                                             -----------          -----------

Cash flows from financing activities:
      Proceeds from equity financing, net                                                             --            3,527,288
      Proceeds from exercise of option                                                                                    749
           Net cash provided by financing activities                                                  --                   --
                                                                                             -----------          -----------
                                                                                                      --            3,528,037
                                                                                             -----------          -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                          (1,467,912)             610,637
Cash and cash equivalents at beginning of period                                               2,892,679            3,041,306
                                                                                             -----------          -----------
Cash and cash equivalents at end of period                                                   $ 1,424,767          $ 3,651,943
                                                                                             ===========          ===========

       Supplemental disclosure of cash flow information:
                                                                                             ===========          ===========
       Stock issued for deferred compensation                                                $    51,250          $        --
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

         In the opinion of Milestone, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone's financial position as of September 30, 2006 and the results of its operations for the three and nine months ended September 30, 2006 and 2005.

         The results reported for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations which may be expected for a full year.

Note 2 - Private placement

         The company completed private placements in April and September of 2005 which resulted in aggregate net proceeds of approximately $3.5 million. There have been no further placements beyond September, 2005.

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

         Since Milestone had net losses for the three and nine months ended September 30, 2006 and 2005, the assumed effects of the exercise of outstanding stock options and warrants and the conversion of preferred stock into common stock were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, warrants and preferred stock totaled 3,380,087 and 3,517,809 at September 30, 2006 and 2005, respectively.

Note 7 - Significant Customer

         Milestone had one foreign customer who accounted for approximately 6.0% and 19.0% of its net sales for the three months ended September 30, 2006 and 2005, respectively. At September 30, 2006, receivables from this customer were approximately 62% of Milestone's total accounts receivable.

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


         As of September 30, 2006, there were 171,834 outstanding options granted under the Milestone 1997 Stock Option Plan and 171,000 outstanding options granted under the Milestone 2004 Stock Option Plan. As a result of adopting SFAS No. 123R, the Company recognized $27,417 in share-based compensation expense and a corresponding increase in net loss for the nine months ended September 30, 2006. This share-based compensation expense had minimal impact on the Company's basic and diluted earnings per share.

         The following table illustrates net loss and loss per share applicable to common stockholders for the nine months ended September 30, 2005, if Milestone had applied SFAS No. 123.

                                                                     Nine Months Ended
                                                                       September 30,
                                                                 -------------------------
                                                                           2005
                                                                       --------------
Net loss, as reported                                                    (2,282,630)
Deduct total stock-based employee compensation
expenses determined under the fair value
based method for all awards                                                 228,803
                                                                         ----------

Net loss, pro forma                                                      (2,511,433)
                                                                         ==========

Loss per share applicable to common stock holders:
Basic and diluted
   As reported                                                                (0.21)
                                                                         ==========
   Pro forma                                                                  (0.23)
                                                                         ==========


         The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in the nine months ended September 30, 2005: dividend yield of 0%; expected volatility of 119.42%; risk free interest rate of 3.87%; and expected lives of 5 years.

         Expected volatilities are based on historical volatility of the company's common stock. The company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of the option granted is estimated based on historical behavior of employees and represents the period of time that options granted are expected to be outstanding. A summary of option activity under the plan as of September 30, 2006, and changes during the nine months then ended is presented below:

                                                                                         Weighted
                                                                        Weighted          Average
                                                      Number            Average          Remaining         Aggregate
                                                        of              Exercise        Contractual        Intrinsic
Options                                              Options             Price          Life (Years)         Value
==============================================    ===============     =============     =============     =============
Outstanding, January 1, 2006                          453,167              2.63             3.60              --
Granted                                                58,000              1.50             5.00              --
Exercised                                                  --                --               --              --
Forfeited or expired                                  168,333              3.31             2.75              --
Outstanding, September 30, 2006                       342,834              2.10             2.71              --
Exercisable, September 30, 2006                       241,167              2.24             3.30              --

         As of September 30, 2006, there was $90,691 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of one and a half years.

Note 9 - Agreements to Issue Common Stock and Stock Options

         On March 18, 2005, Milestone issued to Ionic White, Inc., its distributor for a consumer tooth whitening product, 3-year options to purchase 100,000 shares of Milestone common stock at $4.89 per share. Under the agreement, the options are not exercisable unless the distributor purchases at least 2,000,000 starter kits for the registrant's consumer tooth whitening system during the twelve month period beginning July 1, 2005. If 2,000,000 starter kits are purchased during that period, options to purchase 10,000 shares become exercisable. If 2,500,000 starter kits are purchased during that period, options to purchase an aggregate of 50,000 shares become exercisable. If 3,000,000 starter kits are purchased during that period, options to purchase all 100,000 shares become exercisable. Upon the options becoming exercisable, Milestone will recognize sales discounts based on the then fair value of the options. During the 12 month period ended September 30, 2006 the purchases by Ionic White were below the specified minimums.

         Under a previous agreement, Ionic White, Inc., agreed to purchase at $3.00 per share 500,000 shares of Milestone common stock in quarterly installments of 125,000 shares within 10 days after the end of each of the four fiscal quarters commencing April 1, 2005. Milestone is not required to sell these shares unless Ionic White has purchased at least 625,000 starter kits in the first quarter, at least 1,250,000 starter kits in the first two quarters and at least 1,875,000 starter kits in the first three quarters. The agreement further provides that, at Milestone's option, all shares previously purchased must be returned to Milestone and all monies paid to Milestone returned to Ionic White if it has not purchased an aggregate of at least 3,000,000 starter kits for the twelve-month period ending September 30, 2006.

         On September 30, 2005, this agreement was amended to defer, for an additional quarter, the commencement date for Ionic White's commitment to purchase stock. On December 21, 2005, the commencement date for stock purchase was further deferred until January 1, 2006. On June 30, 2006, August 10, 2006, and at November 14, 2006 the commencement date for stock purchase was further deferred for additional successive quarters. The periods during which Ionic White may purchase the required starter kits were similarly extended. At September 30, 2006 no shares have been purchased by Ionic White.

         On August 12, 2005, Milestone engaged a special marketing and sales consultant to aid in the international sale and distribution of CoolBlue(TM) Wand dental enhancement system, particularly in its applications for professional tooth whitening. As part of the compensation for a two-year consulting service, Milestone issued 40,000 shares of common stock valued at $100,000 to the consultant, $37,500 of which was expensed in the nine months ended September 30, 2006.

         In addition, if as a result of the consultant's efforts, Milestone is able to establish distribution relationships, on terms and conditions satisfactory to Milestone, with one of the four top world-wide distributors of dental products, or other major distributors as are acceptable to Milestone, and Milestone sells such distributors $3,000,000 of product within 18 months commencing August 12, 2005, Milestone will pay the consultant a $20,000 bonus, in shares of Milestone common stock, valued based on the then current market value. At September 30, 2006, Milestone has not entered into any distribution agreement with any of the distributors.


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

         Most of our revenues continue to be generated through sales of our CompuDent(R) system and the Wand(R) disposable handpiece used with that system. Revenues have been earned domestically and internationally through sales in more than 25 countries. This is an important measure as it validates the investment made in our domestic sales distribution, particularly as handpiece revenues increased as a result of the increase in CompuDent users. Also, we enjoy significantly higher margins on domestic sales compared to the lower per unit revenues we receive from our wholesale based international distribution network. We believe that our ownership of the SafetyWand (TM) technology, in light of OSHA regulations issued pursuant to federal and state government legislation, mandating needle stick safety standards, positions us to become a leading provider for dentists and other health care professionals in the administration of local anesthesia, thereby providing further revenue growth opportunities.

           We have been refocusing the efforts of our sales force to enhance the efficiency and effectiveness of our domestic sales operations. We expect to release our Single Tooth Anesthetic (STA) delivery system to the market in early 2007. This product, currently in development, will allow dentists to perform a predictable single tooth anesthetic injection to achieve total tooth anesthesia, as a primary injection. We expect it to become an invaluable tool as many consider this type of injection to be the most important injection for the dentist and preferred by patients.

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


         In March 2005 Ionic White was launched, through widely broadcast infomercials. We license Ionic White technology and receive a royalty for each unit sold. The product also appeared in retail outlets in September 2005, including Walgreen's, Target and Linens and Things. The consumer tooth whitening market is one of the fastest growing dental market places. We believe it provides significant additional revenue opportunities. However, we have been advised by the Ionic White distributor that significant retail sales are dependent on our obtaining U.S. patent protection for the Ionic White product. Patent application has been filed in the United States and is pending. However, no assurance can be given that such patent will be issued. Towards the end of 2005, Milestone Scientific began a controlled market launch of its CoolBlue Professional Tooth Whitening System, which targets the $1 billion global professional teeth whitening market. As with other Milestone products, the CoolBlue system is designed to maximize long-term revenues from disposable per-patient kits that are utilized in the whitening treatment process. While revenues from the CoolBlue system in the third quarter 2006 were not significant, we believe the product will allow a higher degree of market penetration, which will also provide additional selling opportunities for our CompuDent system.

         Selling, general and administrative expenses for the third quarter decreased substantially from last year, reflecting stabilization of the hiring and related costs for the domestic sales organization as well as other cost containment programs. Related research and development expenses for STA and CompuFlo (TM) totaled $206,057 for the third quarter of 2006. While this total represented 16% of the total operating expenses, the continued investment in these development programs is crucial for our future success.

         The following table shows a breakdown of our product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

                                      Three Months Ended September 30,                 Nine Months Ended September 30,
                               -----------------------------------------------   ---------------------------------------------
                                       2006                       2005                   2006                    2005
                               --------------------      ---------------------   ---------------------   ---------------------
DOMESTIC
 CompuDent                     $  223,698     21.7%      $  365,306    31.6%     $  675,560     21.9%    $1,070,070     32.6%
 Handpieces                       773,673     75.0%         749,800    65.0%      2,250,810     73.0%     2,053,295     62.5%
 Other                             33,682      3.3%          39,624     3.4%        157,200      5.1%       162,433      4.9%
                               ----------  -----         ----------    -----     ----------    -----     ----------    -----
Total Domestic                 $1,031,053    100.0%      $1,154,730   100.0%     $3,083,570    100.0%    $3,285,798    100.0%
                               ----------  -----         ----------    -----     ----------    -----     ----------    -----

INTERNATIONAL
 CompuDent                     $   45,590   28.7%        $  100,103     24.3%    $  336,876     30.8%    $  392,311     32.8%
 Handpieces                       100,162   63.0%           273,353     66.2%       655,236     60.0%       706,519     59.1%
 Other                             13,183    8.3%            39,196      9.5%       101,046      9.2%        97,388      8.1%
                               ----------  -----         ----------    -----     ----------    -----     ----------    -----
Total International            $  158,935  100.0%        $  412,652    100.0%    $1,093,158    100.0%    $1,196,218    100.0%
                               ----------  -----         ----------    -----     ----------    -----     ----------    -----

DOMESTIC/INTERNATIONAL
ANALYSIS
 Domestic                      $1,031,053   86.6%        $1,154,730     73.7%    $3,083,570     73.8%    $3,285,798     73.3%
 International                    158,935   13.4%           412,652     26.3%     1,093,158     26.2%     1,196,218     26.7%
                               ----------  -----         ----------    -----     ----------    -----     ----------    -----
Total Product Sales            $1,189,988  100.0%        $1,567,382    100.0%    $4,176,728    100.0%    $4,482,016    100.0%
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

Results of Operations

         The following table sets forth, for the periods presented, statement of operations data as a percentage of revenue. The trends suggested by this table may not be indicative of future operating results.

                                    Three Months Ended September 30                            Nine Months Ended
                              ---------------------------------------------   ------------------------------------------------------
                                       2006                    2005               September 30, 2006          September 30, 2005
                              ----------------------  ---------------------   --------------------------   -------------------------

Products sales, net            $ 1,189,988       97%  $ 1,567,382        86%    4,176,728           95%    $ 4,482,016           91%
Royalty income                      31,335        3%      252,842        14%      217,645            5%        472,052           10%
                               -----------   ------   -----------    ------   -----------    ---------     -----------    ---------
  Total revenue                  1,221,323      100%    1,820,224       100%    4,394,373          100%      4,954,068          100%
                               -----------   ------   -----------    ------   -----------    ---------     -----------    ---------
Cost of products sold              519,284       43%      643,426        35%    1,958,571           45%      1,896,736           38%
Royalty expense                      3,760       --        30,341        --        25,818           --          56,646           --
                               -----------   ------   -----------    ------   -----------    ---------     -----------    ---------
  Total cost of revenue            523,044       43%      673,767        37%    1,984,389           45%      1,953,382           38%
                               -----------   ------   -----------    ------   -----------    ---------     -----------    ---------
Gross Profit                       698,279       58%    1,146,457        63%    2,409,984           56%      3,000,686           61%
                               -----------   ------   -----------    ------   -----------    ---------     -----------    ---------
Selling, general and
 administrative expenses         1,132,776       93%    1,738,286        96%    3,981,988           91%      5,194,541          105%
Research and
 development expenses              206,057       17%       53,678         3%      760,239           17%        155,067            3%
                               -----------   ------   -----------    ------   -----------    ---------     -----------    ---------
  Total operating expenses       1,338,833      110%    1,791,964        98%    4,742,227          109%      5,349,608          108%
                                -----------   ------   -----------    ------   -----------    ---------     -----------    ---------
Loss from operations              (640,554)     -52%     (645,507)      -36%   (2,332,243)         -52%     (2,348,922)         -46%
Other income - interest             19,497        2%       33,132         2%       71,591            3%         67,814            2%
                               -----------   ------   -----------    ------   -----------    ---------     -----------    ---------
Net loss                       $  (621,057)     -51%  $  (612,375)      -34%   (2,260,652)         -50%    $(2,281,108)         -45%
                               ===========   ======   ===========    ======   ===========    ---------     ===========    ---------

Three Months ended September 30, 2006 compared to three months ended September 30, 2005

            Total revenues for the three months ended September 30, 2006 and 2005 were $1,221,323 (product sales of $1,189,988 and royalty income of $31,335) and $1,820,224 (product sales of $1,567,382 and royalty income of $252,842) respectively. The $377,394 or 24.1 % decrease in net product sales is primarily related to a domestic decrease of $141,608 or 38.8% in CompuDent sales and an international decrease in CompuDent sales of $54,513 or 54.5%. In addition, domestic handpiece sales increased $23,873 or 3.2% while international handpiece sales declined $173,191 or 64.4%. Royalty income is from granting United Systems Inc. a license to manufacture, market, and sublicense the Ionic White to the consumer market. This area decreased $221,507 or 87.6% reflecting increased retail competition in this increasingly highly competitive market.

         Cost of products sold for the three months ended September 30, 2006 and 2005 were $519,284 and $643,426, respectively. The $124,142 or 19.3% decrease is attributable to the decrease in units sold. Royalty expense related to the royalty income from the sales of the Ionic White tooth whitening system was $3,760 for the three months ended September 30, 2006, reflecting a decline of $26,581 or 87.6% due to lower Royalty Income.

         For the three months ended September 30, 2006, Milestone generated a gross profit of $698,279 or 59% as compared to a gross profit of $1,146,457 or 63% for the same period in 2005. Excluding the net royalty income (net of royalty expense) of $27,575 in 2006 and $222,501 in 2005, which has a gross profit of 88% both in 2006 and 2005, the gross profit of products sales was $670,704 or 56% in 2006 and $923,956 or 58.9% in 2005.

         Selling, general and administrative expenses for the three months ended September 30, 2006 and 2005 were $1,132,254 and $1,738,286, respectively. The $606,032 or 34.9% decrease is pursuant to a plan to decrease salaries, professional fees, and travel. Salaries declined approximately $140,000, professional fees were reduced approximately $281,900 and travel was approximately $48,500 less than third quarter 2005 levels. In addition, media advertising declined approximately $134,400.

         Research and development expenses for the three months ended September 30, 2006 and 2005 were $206,057 and $53,678, respectively. These costs are primarily associated with the intensified effort into the development of our Single Tooth Anesthetic (STA) delivery system and continuing efforts on the CompuFlo(TM) technology.

         Interest income of $19,497 was earned in the three months ended September 30, 2006 compared to $33,132 earned for the same period in 2005. The decrease of $13,635 or 41% in interest income is the result of lower cash balances than 2005 levels.

         For the reasons explained above, net loss for the three months ended September 30, 2006 was $621,057 as compared to a net loss of $612,375 for the same period in 2005.

Nine months ended September 30, 2006 compared to the Nine months ended September 30, 2005

Total revenues for the nine months ended September 30, 2006 and 2005 were $4,394,373 (product sales of $4,176,728 and royalty income of $217,645) and $4,954,068 (product sales of $4,482,016 and royalty income of $472,052) respectively. Total revenues decreased by $559,695 or 11.3%. Contributing to this decrease was primarily a $146,232 or 5.3% increase in worldwide sales of disposable Wand handpieces offset by a reduction in CompuDent sales of $449,945 or 31%. Royalty income is from granting United Systems Inc. a license to manufacture, market, and sublicense the Ionic White to the consumer market. This area decreased $254,407 or 53.9% reflecting increased retail competition in this increasingly highly competitive market.


         Gross profit for the nine months ended September 30, 2006 and 2005 was $2,409,984 or 55% and $3,000,686 or 61%, respectively. The $590,702 or 20%
decrease in gross profit was due principally to the decrease in CompuDent units sold.

         Selling, general and administrative expenses for the nine months ended September 30, 2006 and 2005 were $3,981,516 and $5,194,541 respectively. The decrease of $1,213,025 or 23.4% is pursuant to a plan to decrease salaries, travel and professional fees. Salaries declined approximately $269,400, travel was reduced approximately $102,700 and professional fees were approximately $547,100 less than 2005 levels. Media advertising declined $59,800 from year earlier levels.

         Research and development expenses for the nine months ended September 30, 2006 and 2005 were $760,239 and $155,067, respectively. These costs are primarily associated with the intensified effort into the development of our Single Tooth Anesthetic (STA) delivery system and continuing efforts on the CompuFlo(TM) technology.

         Interest income of $71,591 was earned for the nine months ended September 30, 2006 compared to $67,814 for the same period of the prior year. This difference was due to increasing interest rates in the 2006 period offset by lower cash balances.

         For the reasons explained above, net loss for the nine months ended September 30, 2006 decreased by $20,406 or 0.9% over the net loss for the nine month period ended September 30, 2005.

Liquidity and Capital Resources

Milestone incurred net losses of approximately $2,260,700 and $2,281,100 and negative cash flows from operating activities of approximately $1,426,600 and $2,644,900 during the nine months ended September 30, 2006 and 2005, respectively. On June 16, 2006 we received notice from the American Stock Exchange ("AMEX") that we were not in compliance with AMEX's listing standards related to shareholders' equity and losses as specified in Section 1003(a)(iii) of the AMEX Company Guide, which requires us to have shareholder equity of $6,000,000. Subsequently, after a hearing before AMEX's Listing Qualification Panel, our common stock and warrants commenced trading in the over the counter market on the NASD's over-the-counter bulletin board following suspension of trading on the AMEX, as previously reported in our report on Form 8-K filed on September 1, 2006. On October 16, 2006 Amex filed an application with the Securities and Exchange Commission in accordance with Section 12 of the Securities Exchange Act of 1934 and the rules promulgated thereunder, to strike Milestone's common stock and warrants from listing and registration on the AMEX. At September 30, 2006 our total stockholders' equity was $4.32 million. We continue to seek new sources of equity funding, but can give no assurance that we will be able to find new sources of funding on acceptable terms. The issuance of additional equity securities may impair the value of our stock.

Private Placement

         The company completed private placements in April and September of 2005 which resulted in aggregate net proceeds of approximately $3.5 million. There have been no further placements beyond September, 2005.

Cash flow results

         As of September 30, 2006, Milestone had cash and cash equivalents of $1,424,767 and working capital of $3,258,500.

         For the nine months ended September 30, 2006, Milestone's net cash used in operating activities was $1,426,634. This was attributable primarily to a net loss of $2,260,652 adjusted for noncash items of $366,095 and changes in operating assets and liabilities of $465,459.

             For the nine months ended September 30, 2006 Milestone used $41,278 in investing activities for capital expenditures, $28,098 of which was due to legal fees related to new patent applications and $13,180 was for the purchase of equipment.

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


Dated: November 14, 2006