Form 10QSB/A
period 2006-09-30
MILESTONE SCIENTIFIC INC/NJ
filed 2006-11-20
CIK 855683

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
Mark One

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
                                                             ============       ============       ============       ============

                            MILESTONE SCIENTIFIC INC.
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2006
                                   (Unaudited)


                                                    Common Stock          Additional
                                            --------------------------      Paid-in     Accumulated     Treasury
                                              Shares         Amount         Capital       Deficit          Stock          Total
                                            -----------    -----------    ------------  -----------    -----------      ----------

Balance, January 1, 2006                   11,758,205    $     11,758    $ 57,172,915   $(49,954,951)   $   (911,516)  $  6,318,206
Common stock and options issued for
 payment of consulting services                 8,491               9         120,582                                       120,591
Common stock issued for payment of
 vendor services                               53,070              53          57,197                                        57,250
Common stock and options issued for
   payment of employee compensation            48,810              49          86,952                                        87,001
Net loss                                                                                  (2,260,652)                    (2,260,652)
                                         ------------    ------------    ------------   ------------    ------------   ------------
Balance, September 30, 2006                11,868,576    $     11,869    $ 57,437,646   $(52,215,603)   $   (911,516)  $  4,322,396
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

                                                                                         Weighted
                                                                        Weighted          Average
                                                      Number            Average          Remaining         Aggregate
                                                        of              Exercise        Contractual        Intrinsic
Options                                              Options             Price          Life (Years)         Value
==============================================    ===============     =============     =============     =============
Outstanding, January 1, 2006                          453,167              2.63             3.60              --
Granted                                                58,000              1.50             5.00              --
Exercised                                                  --                --               --              --
Forfeited or expired                                  168,333              3.31             2.75              --
Outstanding, September 30, 2006                       342,834              2.10             2.71              --
Exercisable, September 30, 2006                       241,167              2.24             3.30              --

                                                                     WEIGHTED
                                                   NUMBER            AVERAGE
                                                     OF              EXERCISE
                                                  OPTIONS             PRICE
                                               ===============     =============
Vested Options
Outstanding at beginning of period                    366,166             $2.39
Exercised                                                   0             $0.00
Vested Options                                         13,112             $4.07
Expired                                              (138,111)            $4.07
Outstanding at end of period                          241,167             $2.24

NONVESTED OPTIONS
Nonvested at beginning of period                       87,001             $3.60
Granted                                                58,000             $1.50
Vested                                                (13,112)            $4.07
Forfeited                                             (30,222)            $5.52
Nonvested at end of period                            101,667             $1.77


         Options to purchase 58,000 shares were granted on September 26, 2006. The fair value of these options was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 247.6%; risk free interest rate of 4.69%; and expected lives of 4 years.

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

         On September 30, 2005, this agreement was amended to defer, for an additional quarter, the commencement date for Ionic White's commitment to purchase stock. On December 21, 2005, the commencement date for stock purchase was further deferred until January 1, 2006. On June 30, 2006, August 10, 2006, and at November 13, 2006 the commencement date for stock purchase was further deferred for additional successive quarters. The periods during which Ionic White may purchase the required starter kits were similarly extended. At September 30, 2006 no shares have been purchased by Ionic White.

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

         We also continue development efforts on our CompuFlo(TM) technology, which is first being targeted for spinal anesthesia, including epidural anesthesia. Our 510 (k) Premarket Notification was cleared by the FDA in July 2006 and we are now seeking strategic partners to market the product. The Company has contracted with an outside firm to identify additional clinical applications for this technology in the all important medical space.


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


Dated: November 20, 2006