Form 10KSB
period 2006-12-31
MILESTONE SCIENTIFIC INC/NJ
filed 2007-04-02
CIK 855683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File Number 001-14053
Milestone Scientific Inc.
(Name of Small Business Issuer in its Charter)

Delaware	13-3545623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
220 South Orange Avenue, Livingston Corporate Park, Livingston, NJ 07039

(Address of Principal Executive Offices) (Zip Code)
Issuer’s telephone number (973) 535-2717
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
     Common Stock, par value $.001 per share
     Warrants, each to purchase one share of common stock
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☑
     For the year ended December 31, 2006, the revenues of the registrant were $5,844,177
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, on the Nasdaq over-the-counter bulletin board, on March 30, 2007 of $3.05 was approximately $24,765,500.
     As of March 30, 2007 the registrant has a total of 11,674,304 shares of Common Stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None
Transitional Small Business Disclosure Format (Check One):           Yes ☐ No ☑

MILESTONE SCIENTIFIC INC.
Form 10-KSB Annual Report
FORWARD-LOOKING STATEMENTS
     Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Milestone to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Milestone’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Milestone. Although Milestone believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of Milestone’s early stage operations, the inclusion of such information should not be regarded as a representation by Milestone or any other person that the objectives and plans of Milestone will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I
Item 1. Description of Business
          All references in this report to “we,” “us,” “our” “Milestone” or Milestone Scientific refer to Milestone Scientific Inc., and its former subsidiary, Spintech, Inc. (“Spintech”), unless the context otherwise indicates. We have rights to the following trademarks: CompuDent®, CompuMed®, CompuFlo™, The Wand®, The WandPlus®, The SafetyWand™ and CoolBlueWand™, CoolBlue Tooth Whitening System™, DPS™ (Dynamic Pressure Sensing Technology), STA™ (Single Tooth Anesthesia), Ionic White® (light emitting diode), Ionic White™ (whitening toothpaste). Milestone was incorporated in the State of Delaware in 1989.
BUSINESS
Background
          Milestone is engaged in pioneering proprietary, highly innovative technological systems and solutions for the medical and dental markets.
          Central to Milestone’s intellectual property platform and current product development strategy is its patented CompuFlo™ technology for the precise delivery of medicaments. Specifically, the CompuFlo technology is a computer-controlled, pressure sensitive infusion, perfusion, and aspiration technology capable of delivering critically important information, in visual and audible forms, that allows physicians, dentists and other health care specialists to determine the characteristics of human and other tissue into which fluids are being delivered (or extracted). It has the potential to greatly increase the safety and efficacy of many injection procedures that currently rely upon 150-year-old hypodermic syringe technology and the tactile senses and delivery expertise of the administrator.
          Of particular significance is the fact that successful results of four independent pilot clinical studies confirmed the efficacy of CompuFlo in identifying the epidural space. Identifying when a hypodermic needle has entered the epidural space is a critically important factor in the safety and effectiveness of this injection administered during childbirth and in the course of pain management therapy. Proper and consistent identification of the epidural space represents a critical step towards the adoption of Milestone’s technology for the administration of epidural anesthesia.
          In 1997, Milestone first introduced TheWand™ (CompuDent™ system) and disposable Wand™ handpiece. CompuDent provides painless injections for all routine dental treatments including root canals, crowns, fillings and cleanings. Milestone Scientific’s computer-controlled local anesthetic delivery system doesn’t look like a syringe. It doesn’t feel like a syringe. And, what’s more, it works better than a syringe resulting in a more pleasant experience for the patient and practitioner. With more than 18,000 CompuDent systems sold within four months of its market introduction, this represented the most successful launch in the history of small equipment sales in U.S. dentistry.
          Milestone subsequently expanded its product offerings with the introduction of the CompuMed™ advanced injection system, designed for use in a wide range of applications within the Medical industry, including plastic surgery, hair restoration surgery, podiatry, colorectal surgery, nasal and sinus surgery, dermatology and orthopedics, among others.
          In February 2007, Milestone formally unveiled another potentially exciting technology based on CompuFlo. Marketed as the Single Tooth Anesthesia (STA™) computer-controlled local anesthesia delivery system, STA provides dentists with audible and visual ‘feedback’ by measuring the pressure at the tip of the needle. Milestone received FDA 510(k) Pre-market Notification acceptance in August 2006 for the marketing and sale of the STA system and has since named Henry Schein, Inc, the world’s largest provider of healthcare products and services to office-based practitioners in the combined North American and European markets, as its exclusive distributor in the United States and Canada.
          With customers spanning 25 countries, Milestone’s revolutionary ‘painless’ injection systems are currently sold through its global distributor network to dental and medical professionals worldwide.
CompuFlo Advanced Injection Technology – Core Technology
          “CompuFlo”, developed by Milestone, is a revolutionary new technology for injections. CompuFlo enables health care practitioners to monitor and precisely control “pressure”, “rate” and “volume” during all injections and can be used to inject all liquid medicaments as well as anesthetics. CompuFlo can also be used to aspirate body fluids.

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
          On September 14, 2004, Milestone Scientific was issued United States Patent No. 6,786,885 over the CompuFlo technology, entitled “Pressure/Force Computer Controlled Drug Delivery System with Exit Pressure”. Proprietary software, working with an innovative technology, allows the system to continuously monitor and control the exit pressure of fluid and/or medication during an injection. This same technology also enables doctors to accurately identify different tissue types based on exit pressure during an injection. The technology appears to have many applications in both medicine and dentistry including epidural injections.
          In December 2004, the United States Patent Office issued a “Notice of Allowance” for patent protection on two additional critical elements of the CompuFlo automated drug delivery technology: “Drug Delivery System with Profiles” and “Pressure/Force Computer Controlled Drug Delivery with Automated Charging”.
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
          In 2004 and 2005, successful results of three independent pilot clinical studies confirmed the efficacy of the CompuFlo pressure/force computer controlled anesthetic delivery system in identifying the epidural space. Identifying when a hypodermic needle has entered the epidural space is a critically important factor in the safety and effectiveness of anesthetic injections administered for childbirth and in the course of pain management therapy. A report on the results of the study, conducted through the University of Texas Health Science Center at Houston under the guidance of Dr. Oscar Ghelber, Assistant Professor of Anesthesiology, was presented at the Society for Technology in Anesthesia (STA) meeting on October 28th, 2004. Proper and consistent identification of the epidural space represents a critical step toward the adoption of Milestone’s technology for the administration of epidural anesthesia.
          When administering epidural injections, it is critical to recognize the risks associated with administering potentially neurotoxic substances into the subarachnoid space, from which 40% of spinal fluid is produced. If local anesthesia is injected into this space, instead of the epidural space, the patient may face a lifetime of continuing agony due to adhesive arachnoiditis. This represents a potential disaster for any patient undergoing an epidural injection today, because doctors must rely upon tactile “feel” to identify the epidural space. Clinical studies using Milestone’s CompuFlo Computer Controlled Infusion Pump in the administration of epidural anesthesia have provided highly encouraging results. In a presentation to the 2005 Annual Meeting of the International Anesthesia Research Society last October, Dr. Ghelber noted that existing epidural techniques use subjective feedback to identify the epidural space, while the CompuFlo technology provides precise and objective feedback and also allows anesthesiologists to use both hands to advance and direct the needle, thereby making it easier to perform this task. Dr. Ghelber further advised the meeting that CompuFlo accurately identified the epidural space in 100% of the cases tested in his pilot study.
          In December 2005, Milestone submitted a pre-market notification to the US Food and Drug Administration (FDA) on its CompuFlo Technology and which was cleared by the FDA in August of 2006. This initial submission is critical for the continuing efforts to develop and commercialize this important technology. Milestone has identified a number of potential applications for CompuFlo, including the identification of the epidural space for injections of anesthetic, most notably in child delivery and pain management.

Product Platform
          Milestone has endeavored to develop and bring to market a highly differentiated portfolio of industry innovations. Specifically, Milestone’s proprietary solutions for application in professional dentistry, and a wide range of medical applications include:
          CompuDent™
          CompuDent is Milestone’s proprietary, patented computer-controlled local anesthetic delivery system which delivers anesthesia at a precise and consistent rate below a patient’s pain threshold. CompuDent has been widely heralded as a revolutionary device, considered one of the major advances in dentistry of the Twentieth Century and favorably evaluated in approximately 50 peer reviewed or independent clinical research reports. CompuDent, including its ergonomically designed single-use hand-piece (“The Wand”), provides numerous, well documented benefits:
•	CompuDent minimizes the pain associated with palatal, mandibular block and other injections, resulting in a more comfortable injection experience for the patient;

•	the pencil grip used with The Wand handpiece allows unprecedented tactile sense and accurate control;

•	new injections made possible with the CompuDent technology eliminate collateral numbness of the tongue, lips and facial muscles;

•	bi-directional rotation of The Wand handpiece eliminates needle deflection resulting in greater success and more rapid onset of anesthesia in mandibular block injections;

•	the use of a single patient use, disposable handpiece minimizes the risk of cross contamination;

•	the ergonomic design of The Wand handpiece makes an injection easier and less stressful to administer, lowering the risk of carpal tunnel syndrome.
          Despite CompuDent’s many benefits, including the administration of painless injections, dentists in the United States have been slow to give up the use of traditional syringes. Dentists have all been trained to use syringes in dental school and often have become accustomed to and comfortable with their use during many years of clinical practice, in spite of the obvious reluctance and/or fear of the patient in relation to injections administered by hypodermic syringe. There are approximately 40 million dental phobics, those people afraid to visit a dentist, in the United States. Therefore, there may be a disconnect in the way dentists perceive their patients’ attitudes toward injection by hypodermic syringe. As a result of this disconnect, sales were below expectations in 1999 and 2000 following a successful launch in early 1998 to “new adopters”. By the end of 2000, Milestone had limited financial resources and was forced to choose between maintaining its leadership position in advanced injection technology and continuing to promote sales through high levels of sales and marketing expenses, including trade show appearances. Milestone chose to maintain its technology leadership position and drastically reduced marketing and sales expenses, thus allowing domestic sales of new units to suffer. However, despite limited marketing efforts, foreign sales continued to grow. Also, increasing handpiece use by the domestic customer base resulted in rising handpiece sales.
     Single Tooth Anesthesia (STA™)
          The STA is a patented, computer-controlled local anesthesia delivery system that incorporates the “pressure force feedback” elements of Milestone’s patented CompuFlo technology, thereby allowing dentists to administer injections accurately into the periodontal ligament space, effectively anesthetizing a single tooth. While the periodontal ligament injection has been around for some time, there has been no effective technology that allows dentists to easily perform the procedure painlessly, safely and predictably until now. With this unique procedure dentists can easily and predictably profoundly anesthetize a single root tooth in one minute and a multiple root tooth in two minutes, without first administering a general blocking injection and waiting up to 15 minutes (or longer if the blocking injection needs to be re-administered) before proceeding to anesthetize the target tooth. We believe that a device which allows dentists to effectively anesthetize a single tooth will greatly enhance the productivity of dental practices and, when combined with the painless injection capabilities already present in our CompuDent system, such a device should represent a compelling value in the marketplace. As with Milestone’s CompuDent system, the STA device will generate recurring revenues from per-patient disposable kits.
     CompuMed™

          CompuMed is a patented computer-controlled injection system geared to the needs of the medical market and providing benefits similar to CompuDent. CompuMed allows many medical procedures, now requiring IV sedation, to be performed with only local anesthesia due to dramatic pain reduction. Also, dosages of local anesthetic can often be significantly reduced, thus reducing side effects, accelerating recovery times, lowering costs and eliminating potential complications. CompuMed has accumulated clinical evidence demonstrating benefits from use in colorectal surgery; podiatry; dermatology, including surgery for the removal of basal cell carcinomas and other oncological dermatologic procedures; nasal and sinus surgery, including rhinoplasty; hair transplantation and plastic surgery, among others.
     The Wand®
          The Wand is used in conjunction with the STA, CompuDent or CompuMed systems, an ergonomically designed, and patented hand piece that enables all traditional and newer injections, such as AMSA, P-ASA and Modified-PDL, to be more comfortable and easier to deliver. Moreover, the pen-like grasp of The Wand allows bi-directional rotation during injection, which prevents needle deflection that occurs with a traditional syringe. A straighter path results in a more accurate injection, meaning fewer missed blocks, and more rapid onset of anesthesia. Missed blocks are reported in the literature to occur 30% of the time. This raises both patient anxiety and difficulties for the dentists in managing their business. While the dentist is awaiting profound anesthesia he is losing time and money.
          The SafetyWand™
          The SafetyWand is the first, patented safety-engineered injection device that conforms to standards while also meeting the clinical needs of dental and medical practitioners. Following the adoption of the Federal Needlestick Safety and Prevention Act, Milestone developed, and in September 2003 the FDA approved marketing of, Milestone’s SafetyWand disposable handpiece, a patented injection device that incorporates safety engineering sharps protection features to aid in the prevention of needlesticks. The SafetyWand is the first patented injection device to be fully compliant with OSHA regulations under the federal Needlestick Safety Act while meeting the clinical needs of dentists.
          The SafetyWand represents the culmination of two years’ effort to develop a safer injection device for dentists, physicians and hygienists. While safety injection devices have been mandated since 2000 under federal law, OSHA had been unable to enforce this law against dentists because of the inadequacy of existing devices to meet both the requirements of the law and the clinical needs of dentists. The SafetyWand meets these requirements and provides dental practitioners with a safer retractable needle device, with single hand activation, which is reusable multiple times during a single patient visit, yet small and sleek enough not to obscure the dentist’s sometimes limited field of view. While SafetyWand is now available commercially, OSHA has not begun, in a meaningful way, to enforce existing regulations requiring the use of safety engineered devices. OSHA is empowered to levy substantial fines for failure to use these devices. We believe the Safety Wand will promote increased handpiece use by the more than 15,000 CompuDent anesthetic delivery systems previously sold in the United States while also providing new impetus for the purchase of these systems by new users.
Tooth Whitening
          In addition to products enhancing its position in advanced injection technology, in 2004 Milestone acquired rights to a portfolio of technology centered around the use of blue light emitting diodes (LED) for a variety of dental treatment and diagnostic applications as well as for professional and consumer teeth whitening. The first product commercialized was a proprietary dental enhancement system now named the CoolBlue Wand, which was launched in 2004. Subsequent to this, Milestone successfully entered the consumer teeth whitening market with Ionic White, as well as the CoolBlue professional Teeth Whitening System. Milestone believes that it cannot effectively market its teeth whitening product unless it obtains patent protection, as to which there can be no assurance.
     The CoolBlue Wand™
          The CoolBlue Wand is a proprietary, cost efficient dental enhancement system that uses blue light emitting diodes for fast curing of dental composite material, trans-illumination of teeth and activation of whitening gels and pastes. In addition, the system enables dentists to interchange attachments for use in cosmetic dentistry and diagnostics.

     Ionic White™
          Ionic White is a proprietary, technologically advanced light-activated teeth whitening system developed for consumer use in the home. Ionic White whitens and brightens all tooth surfaces within approximately 21 minutes in an easy-to-use home kit that includes a unique “cool blue” intra-oral light and proprietary gel. The system provides an alternative to costly and time-consuming trips to the dentist and/or other over-the-counter products that do not offer the same benefits as the Ionic White system.
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
          The competition in the professional and consumer tooth whitening sectors is intense. There are a significant number of competitors in both sectors and many of these competitors are quite substantial. We believe the benefits of both CoolBlue and Ionic White, provided we first obtain the patent protection now being sought, as to which there can be no assurance, will elevate Milestone above many of the competitors while providing an entrée to the dentist heretofore made very difficult as a single product company.
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

Patents And Intellectual Property
          We hold the following U.S. utility and design patents:

	U.S. PATENT	DATE OF
	NUMBER	ISSUE
Computer Controlled Drug Delivery Systems

Hypodermic Anesthetic Injection Method	4,747,824	05/31/88
Hypodermic Anesthetic Injection Apparatus & Method	5,180,371	01/19/93
(CompuFlo, CompuMed, and CompuDent )
Dental Anesthetic and Delivery Injection Unit	6,022,337	02/08/00
Design for a Dental Anesthetic Delivery System Holder	D422,361	04/04/00
Design for a Dental Anesthetic Delivery System Housing	D423,665	04/25/00
Design for a Dental Anesthetic Delivery System Handle	D427,314	06/27/00
Dental Anesthetic Delivery Injection Unit	6,132,414	10/17/00
Dental Anesthetic Delivery Injection Unit	6,152,734	11/28/00
Dental Anesthetic and Delivery Injection Unit with Automated Rate Control	6,652,482	11/25/03
Pressure/Force Computer Controlled Drug Delivery System	6,200,289	03/13/01
Pressure/Force Computer Controlled Drug Delivery System with Exit Pressure	6,786,885	09/14/04
Pressure/Force Computer Controlled Drug Delivery System with Automated Charging	6,887,216	05/03/05
Drug Delivery System with Profiles	6,945,954	09/20/05

Engineered Sharps Injury Protection Devices

Handpiece for Injection Device with a Retractable and Rotating Needle	6,428,517	08/06/02
Safety IV Catheter Device	6,726,658	04/27/04
Safety IV Catheter Infusion Device	6,905,482	06/14/05
Handpiece for Injection Device with a Retractable and Rotating Needle	6,966,899	11/22/05

Other

Apparatus and Method for Sterilizing, Destroying and Encapsulating Medical Implement Wastes	4,992,217	02/12/91
Apparatus and Method for Verifiably Sterilizing Destroying and Encapsulating Regulated Medical Wastes	5,078,924	01/07/92
Apparatus and Method for Verifiably Sterilizing, Destroying and Encapsulating Regulated Medical Wastes	5,401,444	03/28/95
Self-Sterilizing Hypodermic Syringe and Method	5,512,730	04/30/96
Hypodermic Syringe and Method	4,877,934	12/19/88
Self-Sterilizing Hypodermic Syringe and Method	5,693,026	12/02/97
          In 2005, four U.S. patents were issued to Milestone. Two of those patents protect elements of Milestone’s CompuFlo automated drug delivery technology, namely, “Drug Delivery System with Profiles” and “Pressure/Force Computer Controlled Drug Delivery with Automated Charging”. The Drug Delivery System with Profiles standardizes and simplifies the drug delivery process, while reducing the risk of medical complications by controlling parameters that are essential for the safe injection of local anesthetics and other medications, as well as aspiration of bodily fluids. This is accomplished through an integrated injection database in the CompuFlo technology that contains the critical components of specific drugs, parameters of needles, tubing and syringes and all pertinent components for the safe and efficacious delivery of medications, particularly in procedures such as epidural injections.
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
          We also have several patent applications pending before the U.S. Patent and Trademark Office, and hold a number of corresponding patents and patent applications in Europe and other major markets. During the 2006 and 2005 fiscal years, we expensed $1,005,285 and $286,260, respectively, on research and development activities. The higher costs incurred in 2006 were primarily associated with the intensified effort into the development of our Single Tooth Anesthetic (STA) delivery system and continuing efforts on the CompuFlo technology.

          We rely on a combination of patent, copyright, trade secret, and trademark laws and employee and third party nondisclosure agreements to protect our intellectual property rights. Despite the precautions taken by us to protect our products, unauthorized parties may attempt to reverse engineer, copy, or obtain and use products and information that we regard as proprietary, or may design products serving similar purposes that do not infringe on our patents. In 2006 we began infringement actions in China against four companies we believe are infringing our CompuDent patents. These and other litigations may be necessary to protect our intellectual property rights and could result in substantial cost to us and diversion of our efforts with no guarantee of success. Our failure to protect our proprietary information and the expenses of doing so could have a material adverse effect on our operating results and financial condition.
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
          The manufacture and sale of medical devices and other medical products are subject to extensive regulation by the FDA pursuant to the FDC Act, and by other federal, state and foreign authorities. Under the FDC Act, medical devices must receive FDA clearance before they can be marketed commercially in the U.S. Some medical products must undergo rigorous pre-clinical and clinical testing and an extensive FDA approval process before they can be marketed. These processes can take a number of years and require the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain, and FDA clearance may never be obtained. Delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each product submitted. Similar delays also may be encountered in other countries. Following the enactment of the Medical Device Amendments to the FDC Act in May 1976, the FDA classified medical devices in commercial distribution into one of three classes. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of the medical device. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls, such as adequate labeling, pre-market notification, and adherence to the FDA’s Quality System Regulation (“QSR”), also referred to as “Good Manufacturing Practices” (“GMP”) regulations. Some Class I devices are further exempted from some of the general controls. Class II devices are those devices whose safety and effectiveness reasonably can be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries, and FDA guidelines. Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices.
          If a manufacturer or distributor can establish that a proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required pre-market approval, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) Pre-market Notification. The 510(k) Pre-market Notification and the claim of substantial equivalence may have to be supported by various types of data and materials, including test results indicating that the device is as safe and effective for its intended use as a legally marketed predicate device. Following submission of the 510(k) Pre-market Notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. By regulation, the FDA has no specific time limit by which it must respond to a 510(k) Pre-market Notification. At this time, the FDA typically responds to the submission of a 510(k) Pre-market Notification within 90 days. The FDA response may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the

U.S.. However, the FDA may determine that the proposed device is not substantially equivalent or may require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay market introduction of our products and could have a material adverse effect on us. If a device that has obtained 510(k) Pre-market Notification clearance is changed or modified in design, components, method of manufacture, or intended use, such that the safety or effectiveness of the device could be significantly affected, separate 510(k) Pre-market Notification clearance must be obtained before the modified device can be marketed in the U.S.. If a manufacturer or distributor cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor will have to seek pre-market approval of the proposed device, a more difficult procedure requiring extensive data, including pre-clinical and human clinical trial data, as well as extensive literature to prove the safety and efficacy of the device.
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
          The Medical Device Reporting (“MDR”) regulation obligates us to provide information to the FDA on product malfunctions or injuries alleged to have been associated with the use of the product or in connection with certain product failures that could cause serious injury. If, as a result of FDA inspections, MDR reports or other information, the FDA believes that we are not in compliance with the law, the FDA can institute proceedings to detain or seize products, enjoin future violations, or assess civil and/or criminal penalties against us, our officers or employees. Any action by the FDA could result in disruption of our operations for an undetermined time.
          In June 2003 we received a CE mark for marketing of the SafetyWand and The Wand Handpiece with Needle in Europe. In July 2003, we obtained regulatory approval to sell CompuDent and its handpieces in Australia and New Zealand.
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
Employees
          On December 31, 2006, Milestone had a total of 17 employees, of which 15 were full time employees,

consisting of three executive officers, a senior product manager, one sales support representative, five inside sales representatives, two customer service representatives, an assistant controller, a bookkeeper, and an administrative assistant. We also had a part-time clinical director, a part-time director of professional relations, and three independent sales representatives, who sell our CompuDent system.
CERTAIN RISK FACTORS THAT MAY AFFECT GROWTH AND PROFITABILITY
          The following factors may affect the growth and profitability of Milestone and should be considered by any prospective purchaser or current holder of Milestone’s securities:
We have no history of profitable operations. Continuing losses could exhaust our capital resources and force us to discontinue operations.
          For the years ended December 31, 2004, 2005 and 2006 our revenues were approximately $4.8 million, $6.4 million and $5.8 million respectively. In addition, we have had losses for each year since the commencement of operations, including net losses of approximately $2.8 million and $3.2 million for 2005 and 2006, respectively. At December 31, 2006, we had an accumulated deficit of approximately $53.1 million. Unless we can significantly increase sales of our CompuDent units, handpieces or other injection devices and experience a successful introduction of our Single Tooth Anesthetic (STA) delivery system, we expect to incur losses for the foreseeable future.
We cannot become successful unless we gain greater market acceptance for our products and technology.
          As with any new technology, there is substantial risk that the marketplace will not accept the potential benefits of this technology or be unwilling to pay for any cost differential with the existing technologies. Market acceptance of CompuDent, STA, the SafetyWand, CompuMed and CompuFlo depends, in large part, upon our ability to educate potential customers of their distinctive characteristics and benefits and will require substantial marketing efforts and expense. More than 30,000 units of the CompuDent or its predecessors have been sold worldwide since 1998. We cannot assure you that our current or proposed products will be accepted by practitioners or that any of the current or proposed products will be able to compete effectively against current and alternative products.
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
          We have informal arrangements with the manufacturer of our CompuDent and CompuMed units, one of the principal manufacturers of our handpieces and for those units pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. We have a manufacturing agreement with one of the principal manufacturers of our handpieces pursuant to which they manufacture products under specific purchase orders but without minimum purchase commitments. We have been supplied by the manufacturer of the CompuDent and CompuMed since the commencement of production in 1998, one of the manufacturers of our handpieces since 2002 and the other manufacturer of handpieces since 2003. However, termination of the manufacturing relationship with any of these manufacturers could significantly and adversely affect our ability to produce and sell our products. Though we have established an alternate source of supply for our handpieces in China and other alternate sources of supply exist, we would need to recover our existing tools or have new tools produced to establish relationships with new suppliers. Establishing new manufacturing relationships could involve significant expense and delay. Any curtailment or interruptions of the supply, whether or not as a result or termination of the relationship, would adversely affect us.
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
We rely on the continuing services of our Chairman and Chief Executive Officer, Chief Operating Officer, President and Director of Clinical Affairs.
          We depend on the personal efforts and abilities of our Chairman and Chief Executive Officer, our Chief Operating Officer & President who was promoted to this position from that of Senior Vice President in September 2003, and our Director of Clinical Affairs. We maintain a key man life insurance policy in the amount of $1,000,000 on the life of our Chairman and Chief Executive Officer. However, the loss of his services or the services of each of our Chief Operating Officer and President, or Director of Clinical Affairs, on whom we maintain no insurance, could have a materially adverse effect on our business.
The market price of our common stock has been volatile and may continue to fluctuate significantly because of various factors, some of which are beyond our control.
          Our stock price has been extremely volatile, fluctuating over the last three years between closing prices of $.83 and $4.20. The market price of our common shares could continue to fluctuate significantly in response to a variety of factors, some of which may be beyond our control.
We are controlled by a limited number of shareholders.
          Our principal shareholders, Leonard Osser and K. Tucker Andersen, beneficially own 28.1% of the issued and outstanding shares of our common stock. As a result, they have the ability to exercise substantial control over our affairs and corporate actions requiring shareholder approval, including electing directors, selling all or substantially all of our assets, merging with another entity or amending our certificate of incorporation. This de facto control could delay, deter or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for our securities.
Future sales or the potential for sale of a substantial number of shares of our common stock could cause the trading price of our common stock and warrants to decline and could impair our ability to raise capital through subsequent equity offerings.
          Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. At December 31, 2006, we had outstanding options and warrants to purchase 3,565,087, shares of our common stock at prices ranging from $.83 to $6.00 per share with a weighted average exercise price of $4.49. Holders of these warrants and options are given the opportunity to profit from a rise in the market price of our common stock and are likely to exercise their securities at a time when we would be able to obtain additional equity capital on more favorable terms. Thus, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by such outstanding securities. The market price of our common shares has been volatile and may continue to fluctuate significantly because of various factors, some of which are beyond our control.
The decrease of our outstanding shares as a result of the reverse stock split, without change to our authorized capitalization, increased the ability of our Board of Directors to issue shares without stockholder approval. Issuance of shares may dilute the value of our outstanding shares or have a negative impact on the trading price of the common stock.
          The 1-for-3 stock split effected in January 2004 reduced our outstanding shares from 18,338,033 to 6,112,678 (9,663,907 shares after giving effect to the consummation of the Public Offering and related issuances of units). Since the reverse stock split was effected without change in our authorized shares, the differential between outstanding shares and authorized shares increased, thus providing the Board of Directors with increased ability to effect issuances of stock without stockholder authorization. For example, shares may be issued in capital raising transactions, mergers or acquisitions or for compensatory reasons where other governing rules or statutes do not separately require stockholder approval. The issuance of these shares for less than their book value or for less than value paid by purchasers in the recently completed offering could have a dilutive effective on purchasers in this offering. Further, the issuance of the shares could also have a negative impact on the trading price of our then outstanding common stock, including the stock issued in the recently completed offering.
Implementation of procedures to comply with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be so costly that compliance could have an adverse effect on us.
          We must comply with Sarbanes-Oxley requirements to include in our annual report a management report on the effectiveness of our internal control over financial reporting and an accompanying auditor’s report. In 2005, the SEC extended, for an additional one year, the compliance date for filing internal control reports by non-accelerated filers. As a result, our filing deadline is postponed to our financial year ending December 31, 2007. In 2005, we hired an outside consultant to assist us to develop and implement the necessary internal controls and reporting procedures. We expect that the additional costs that we will incur due to the compliance requirements could have an adverse effect on our profitability.
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
          We do not own or intend to invest in any real property. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.
Item 3. Legal Proceedings
          None.
Item 4. Submission of matters to a Vote of Security Holders
          None.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
Market Information
          Milestone’s Common Stock is traded on the Nasdaq’s OTC Bulletin Board (“OTCBB”) under the symbol “MLSS”. Milestone’s warrants are traded on the OTCBB under the symbol “MLSSW”. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.
          Common Stock
          The following table sets forth the high and low sales prices of our Common Stock, as quoted by the OTCBB

	HIGH	LOW
2006
First Quarter	$1.64	$1.00
Second Quarter	$1.25	$.81
Third Quarter	$1.50	$.80
Fourth Quarter	$1.40	$.90

2005
First Quarter	$4.11	$1.72
Second Quarter	$3.98	$2.22
Third Quarter	$2.70	$1.75
Fourth Quarter	$2.04	$1.17
          Warrants
          The following table sets forth the high and low sales prices of our warrants, each to purchase one share of common stock, as quoted by the OTCBB

	HIGH	LOW
2006
First Quarter	$.35	$.21
Second Quarter	$.40	$.11
Third Quarter	$.25	$.11
Fourth Quarter	$.30	$.16

	HIGH	LOW
2005
First Quarter	$.80	$.27
Second Quarter	$.70	$.36
Third Quarter	$.48	$.25
Fourth Quarter	$.34	$.22

Holders
          According to the records of our transfer agent, there were approximately 2,880 shareholders of record of our common stock as of December 31, 2006.
Dividends
          The holders of our Common Stock are entitled to receive such dividends as may be declared by Milestone’s Board of Directors. Milestone has not paid and does not expect to declare or pay any dividends in the foreseeable future.
     For information regarding securities authorized under our equity compensation plan, see Item 11
Sales of Unregistered Securities
               During 2006, in satisfaction of payables owed in connection with warehousing and fulfillment services and exhibition facilities, we issued 44,068 shares valued at $46,000 to two of our vendors (the “Vendor Shares”). The Vendor Shares were issued in reliance upon the exemption from the registration requirements of the Act, as provided in Section 4(2) thereof, as a transaction by an issuer not involving a public offering. We reasonably believed that each vendor had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of the investment, each vendor represented an intention to acquire the securities for investment only and not with a view to distribution thereof and appropriate legends were affixed to the stock certificates. No commissions were paid in connection with such issuances.
ITEM 6. Management’s Discussion and Analysis or Plan of Operation.
          The following discussions of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this annual report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements, within the meaning of section 21E of the Exchange Act, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. See “Risk Factors” on page 11 of this Form 10-KSB.
OVERVIEW
In 2006, we focused on executing a multi-point, long-term growth strategy designed to:
•	refine our tactical approach to product sales and marketing in order to increase penetration of the global dental and medical markets with our proprietary computer-controlled injection technologies;

•	continue and enhance our product development efforts associated with our pressure force technology for both dental and medical applications; and

•	advance our regulatory, clinical and intellectual property efforts to strengthen our product positioning in both the consumer and professional tooth whitening markets.
     Based on the results to date, we believe that we have made substantial progress toward achieving the above objectives.
     In contrast to prior years, Milestone implemented a pivotal strategy in 2006 providing for a marked transition away from managing an inside direct sales force in favor of developing and supporting a global multi-channel, distribution network, comprised of world leading medical and dental distribution companies, industry resellers and independent sales agents. Consequently, beginning in the second quarter of 2006 and continuing through year end, we reduced our direct sales team from 20 sales representatives to 6 inside sales support and customer service representatives. These 6 people are tasked with providing support to the sales representatives affiliated with companies in our global distribution channels who are actively marketing Milestone’s products, as well as providing telephonic technical support and customer attention to end users in the dental and medical markets.
     In addition, Milestone elected to further enhance its sales and marketing support efforts through outsourcing to specialized professional sales organizations. In August 2006, Milestone engaged Corestrength, Inc., a Florida-based company that provides support services designed to build sales and brand awareness for dental product companies. Under the terms of the agreement, Corestrength provides and manages a team of Independent Sales Representatives that covers the U.S. and Canada for Milestone; and together with CompuDent, will be supporting Milestone’s sales and marketing activities of Milestone’s new Single Tooth Anesthesia (STA) system, which was introduced, in a soft introduction, in February 2007. More specifically, Corestrength provides the training and sales support required of the Milestone’s dental distributor sales force, including co-traveling with distributor sales representatives and providing Dental show support.
     Subsequent to the end of 2006, Milestone finalized an Exclusive Distribution and Supply Agreement with Henry Schein, Inc., one of the world’s largest medical and dental distribution companies, to become the exclusive distributor of the STA and CompuDent systems (and related ancillary products) in both North America and Canada. We also granted Henry Schein first right of refusal on distribution rights of the same products in the international marketplace, excluding Poland, Norway, Sweden, Denmark and South Africa, where we have already identified alternative sales and distribution partners.
     In February 2007, the STA was formally unveiled to market at the 142nd Chicago Dental Society Midwinter Meeting, one of the largest dental trade events held each year in the U.S. Product shipments will commence in late March 2007.
     Following clearance of the 510(k) Pre-market Notification for the sale and marketing of our patented CompuFlo technology, which we received from the U.S. Food and Drug Administration in July 2006, Milestone commissioned an in-depth, independent market study. Together, they provide clients in the life science industries with single-source access to a full range of marketing services, from analysis through complete strategic implementation. BMA was tasked with identifying practical industry applications using our CompuFlo technology platform. The study concluded that applications for CompuFlo exceeded 700, including both medical and extra-medical uses.
     We are now engaged in identifying and pursuing opportunities for only those applications for CompuFlo that have been deemed by management as the most promising and viable and have the greatest potential for near term strategic alliances and revenue contribution. While the majority of potential applications identified in the report were in the medical fields, extra-medical applications in the food, animal health, agriscience, bioremediation, and other industries may provide strategic alliances and revenue contribution as well.
     During 2006, we encountered several challenges with the commercialization of our proprietary line of professional and consumer teeth whitening products.
     Towards the end of 2005, we announced the market launch of the CoolBlue system, with the intent of targeting the $5 billion worldwide teeth whitening market. The CoolBlue system was designed to maximize long-term recurring revenues from disposable per-patient kits that are utilized in the whitening treatment process. Although we initially received favorable feedback from early adopters within the dental profession on CoolBlue’s overall performance, there were recurring problems reported associated with product packaging. We are still addressing the packaging issue and have made the strategic decision to forestall market re-introduction until such time as we receive a CE mark, enabling us to re-launch CoolBlue on a global basis through our worldwide distribution network. A CE mark is a declaration on manufactured products sold in the European Union (EU) certifying that the item meets all the requirements of relevant EU directives.
     Since its launch in early 2005, we have failed to realize the level of sales potential we originally anticipated for the consumer teeth whitening product, Ionic White, even after factoring the prevailing market size offset by the highly competitive landscape in the consumer teeth whitening market. Because our Ionic White distributor has advised that significant retail sales are dependent upon our obtaining U.S. patent protection for the product, we proceeded with filing the patent application with the U.S. Patent and Trademark Office. Although the patent is pending, there can be no assurance that such patent will be issued.
          The following table shows a breakdown of our product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Twelve Months Ended December 31,
	2006		2005
DOMESTIC
CompuDent	$968,821	23.4%	$1,363,705	31.5%
Handpieces	2,998,906	72.3%	2,762,944	64.0%
Other	179,553	4.3%	196,409	4.5%

Total Domestic	$4,147,280	100.0%	$4,323,058	100.0%

INTERNATIONAL
CompuDent	$492,871	34.7%	$506,136	34.8%
Handpieces	816,735	57.6%	854,718	58.9%
Other	109,539	7.7%	91,482	6.3%

Total International	$1,419,145	100.0%	$1,452,336	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$4,147,280	74.5%	$4,323,058	74.9%
International	1,419,145	25.5%	1,452,336	25.1%

Total Product Sales	$5,566,425	100.0%	$5,775,394	100.0%

          We have earned gross profits of 48% and 60% in the years ended December 31, 2006 and 2005, respectively. However, our revenues have not been sufficient to support our overhead and research and development expenses. We have therefore reported substantial losses for each of those periods.
          During 2006, we continued to take steps to reduce our expenses while adhering to strict expense controls. As a result, selling, general and administrative expenses declined, in general, largely due to our release of 14 in-house sales people during the year as part of an initiative to transition away from supporting a direct sales team in favor of developing and supporting a global distribution network comprised of distributors, resellers and independent sales agents. We continued to invest heavily in research and development of new products in 2006 with particular emphasis focused on development and commercialization of our new Single Tooth Anesthesia (STA) Delivery System and CompuFlo technology. In addition, towards the end of the year, we implemented an aggressive ad and promotional campaign, utilizing a combination of direct mail and telemarketing sales, to promote special offers to dental and medical professionals on the CompuDent, CompuMed and related disposable products.
          We plan to further support increased sales and marketing activity through trade show appearances, increased advertising to dental and medical professionals, and costs associated with our support of our global distribution network. Since our public offering, we have provided further support for our expanded activities through added investment in the following areas:
Tooth Whitening and Curing
•	transferring manufacturing of the Cool Blue Light System from Tricor Systems, Inc., our manufacturer of the CompuDent systems;

•	paying fees associated with applying for U.S. patent protection on our Ionic White consumer teeth whitening system; and

•	paying fees associated with securing a CE mark for our Cool Blue professional teeth whitening system.
CompuFlo
•	developing new software for the epidural clinical studies;

•	additional engineering effort to make the software suitable for clinical studies;

•	researching related activities to support the software development and clinical trials;

•	paying legal fees related to the submission of the 510(k) to the FDA; and

•	commissioning an in-depth market research study from Biotech Marketing Alliance to determine potential market applications for our CompuFlo technology.
Single Tooth Anesthetic System

•	developing the next generation product for the dental market – a new unit which incorporates the pressure sensing technology from the CompuFlo and marries it to the core technology underlying the CompuDent system;

•	paying legal fees related to the submission of the 510(k) to the FDA; and

•	paying fees associated with the engagement of Corestrength, Inc., a professional sales and marketing company who will be providing comprehensive field support to Milestone and its distributor by way of traveling with distributor sales representatives, collaborating on sales presentations to potential customers, training sales reps and end-users, and participating in trade shows and conferences.
Direct to Consumer Marketing
•	developing and implementing a targeted radio campaign to increase awareness of our computer controlled anesthetic delivery systems in the dental market; and

•	launching this campaign into the Indianapolis market in August through December of 2005.
Current Product Platform
          Milestone has endeavored to develop and bring to market a highly differentiated portfolio of industry innovations. Specifically, Milestone’s proprietary solutions for application in professional dentistry, consumer teeth whitening and a wide range of medical applications include:
          CompuDent™
          CompuDent is Milestone’s proprietary, patented computer-controlled local anesthetic delivery system which delivers anesthesia at a precise and consistent rate below a patient’s pain threshold. CompuDent has been widely heralded as a revolutionary device, considered one of the major advances in dentistry of the Twentieth Century and favorably evaluated in approximately 50 peer reviewed or independent clinical research reports. CompuDent, including its ergonomically designed single-use hand-piece (“The Wand”), provides numerous, well documented benefits:
•	CompuDent minimizes the pain associated with palatal, mandibular block and other injections, resulting in a more comfortable injection experience for the patient;

•	the pencil grip used with The Wand handpiece allows unprecedented tactile sense and accurate control;

•	new injections made possible with the CompuDent technology eliminate collateral numbness of the tongue, lips and facial muscles;

•	bi-directional rotation of The Wand handpiece eliminates needle deflection resulting in greater success and more rapid onset of anesthesia in mandibular block injections;

•	the use of a single patient use, disposable handpiece minimizes the risk of cross contamination;

•	the ergonomic design of The Wand handpiece makes an injection easier and less stressful to administer, lowering the risk of carpal tunnel syndrome.
          Despite CompuDent’s many benefits, including the administration of painless injections, dentists in the United States have been slow to give up the use of traditional syringes. Dentists have all been trained to use syringes in dental school and often have become accustomed to and comfortable with their use during many years of clinical practice, in spite of the obvious reluctance and/or fear of the patient in relation to injections administered by hypodermic syringe. There are approximately 40 million dental phobics, those people afraid to visit a dentist, in the United States. Therefore, there may be a disconnect in the way dentists perceive their patients’ attitudes toward injection by hypodermic syringe. As a result of this disconnect, sales were below expectations in 1999 and 2000 following a successful launch in early 1998 to “new adopters”. By the end of 2000, Milestone had limited financial resources and was forced to choose between maintaining its leadership position in advanced injection technology and continuing to promote sales through high levels of sales and marketing expenses, including trade show appearances. Milestone chose to maintain its technology leadership position and drastically reduced marketing and sales expenses, thus allowing domestic sales of new units to suffer. However, despite limited marketing efforts, foreign sales has continued to grow. Also, increasing handpiece use by the domestic customer base resulted in rising handpiece sales.
          Historically, Milestone has not faced pricing pressures on the CompuDent system, having raised prices several times from a low of $1,000 in 1998 to the current retail price of $2,495. Retail pricing of its disposable handpiece currently is $1.98. However, with an objective of moving inventory in anticipation of our launch of the STA delivery system in the first quarter of 2007, during the late third quarter and through the fourth quarter of 2006, we implemented an aggressive direct mail and telemarketing campaign targeting dental professionals in which we offered special discounts on these products for a limited time period.
     Single Tooth Anesthesia (STA™)
     The STA is a patented, computer-controlled local anesthesia delivery system that incorporates the “pressure force feedback” elements of Milestone’s patented CompuFlo technology, thereby allowing dentists to administer injections accurately into the periodontal ligament space, effectively anesthetizing a single tooth. While the periodontal ligament injection has been around for some time, there has been no effective technology that allows dentists to easily perform the procedure painlessly, safely and predictably until now. With this unique procedure dentists can easily and predictably profoundly anesthetize a single root tooth in one minute and a multiple root tooth in two minutes, without first administering a general blocking injection and waiting up to 15 minutes (or longer if the blocking injection needs to be re-administered) before proceeding to anesthetize the target tooth. We believe that a device which allows dentists to effectively anesthetize a single tooth will greatly enhance the productivity of dental practices and, when combined with the painless injection capabilities already present in our CompuDent system, such a device should represent a compelling value in the marketplace. As with Milestone’s CompuDent system, the STA device will generate recurring revenues from per-patient disposable handpieces.
     In January 2007, we named Henry Schein, Inc. as the exclusive distributor of STA and (related disposable products) within the United States and Canada. Henry Schein is one of the largest distributors of products used by medical and dental professionals worldwide. In anticipation of the soft product launch of the STA system at the 142nd Chicago Dental Mid-Winter Meeting, held in late February 2007, Henry Schein issued its first series of purchase orders to Milestone, representing over $1.67 million in revenue. Henry Schein also maintains first right of refusal for distribution rights in all international markets, excluding Poland, Norway, Sweden, Denmark and South Africa.
     Prior to the soft product launch of the STA in Chicago, we also initiated a comprehensive teaser print advertisement campaign in a leading trade publication regarding our participation at the show and the official unveiling of the STA. We followed this with additional trade advertisements detailing the system after the show. We anticipate continued expenses in relation to advertisements and promotional campaigns throughout 2007, to drive brand awareness and sales lead flow for our U.S. and Canadian distribution network.
     CompuMed™
          CompuMed is a patented computer-controlled injection system geared to the needs of the medical market and providing benefits similar to CompuDent. CompuMed allows many medical procedures, now requiring IV sedation, to be performed with only local anesthesia due to dramatic pain reduction. Also, dosages of local anesthetic can often be significantly reduced, thus reducing side effects, accelerating recovery times, lowering costs and eliminating potential complications. CompuMed has accumulated clinical evidence demonstrating benefits from use in colorectal surgery; podiatry; dermatology, including surgery for the removal of basal cell carcinomas and other oncological dermatologic procedures; nasal and sinus surgery, including rhinoplasty; hair transplantation and plastic surgery, among others.
     The Wand®
          The Wand is used in conjunction with the STA, CompuDent or CompuMed systems, an ergonomically designed, and patented hand piece that enables all traditional and newer injections, such as AMSA, P-ASA and Modified-PDL, to be more comfortable and easier to deliver. Moreover, the pen-like grasp of The Wand allows bi-directional rotation during injection, which prevents needle deflection that occurs with a traditional syringe. A straighter path results in a more accurate injection, meaning fewer missed blocks, and more rapid onset of anesthesia. Missed blocks are reported in the literature to occur 30% of the time. This raises both patient anxiety and difficulties for the dentists in managing their business. While the dentist is awaiting profound anesthesia he is losing time and money.
     The SafetyWand™
          The SafetyWand is the first, patented safety-engineered injection device that conforms to standards while also meeting the clinical needs of dental and medical practitioners. Following the adoption of the Federal Needlestick Safety and Prevention Act, Milestone developed, and in September 2003 the FDA approved marketing of, Milestone’s SafetyWand disposable handpiece, a patented injection device that incorporates safety engineering sharps protection features to aid in the prevention of needlesticks. The SafetyWand is the first patented injection device to be fully compliant with OSHA regulations under the federal Needlestick Safety Act while meeting the clinical needs of dentists.
          The SafetyWand represents the culmination of two years’ effort to develop a safer injection device for dentists, physicians and hygienists. While safety injection devices have been mandated since 2000 under federal law, OSHA had been unable to enforce this law against dentists because of the inadequacy of existing devices to meet both the requirements of the law and the clinical needs of dentists. The SafetyWand meets these requirements and provides dental practitioners with a safer retractable needle device, with single hand activation, which is reusable multiple times during a single patient visit, yet small and sleek enough not to obscure the dentist’s sometimes limited field of view. Since SafetyWand is now available commercially, OSHA has begun to enforce existing regulations requiring the use of safety engineered devices. OSHA is empowered to levy substantial fines for failure to use these devices. We believe the Safety Wand will promote increased handpiece use by the more than 15,000 CompuDent anesthetic delivery systems previously sold in the United States while also providing new impetus for the purchase of these systems by new users.
     Tooth Whitening
          In addition to products enhancing its position in advanced injection technology, in 2004 Milestone acquired rights to a portfolio of technology centered around the use of blue light emitting diodes (LED) for a variety of dental treatment and diagnostic applications as well as for professional and consumer teeth whitening. The first product commercialized was a proprietary dental enhancement system now named the CoolBlue Wand, which was launched in 2004. Subsequent to this, Milestone successfully entered the consumer teeth whitening market by licensing Ionic White, as well as the CoolBlue professional Teeth Whitening System.
The CoolBlue Wand™

The CoolBlue Wand is a proprietary, cost efficient dental enhancement system that uses blue light emitting diodes for fast curing of dental composite material, trans-illumination of teeth tacking of veneers, and activation of whitening gels and pastes. In addition, the system enables dentists to interchange attachments for use in cosmetic dentistry and diagnostics.

Towards the end of 2005, we announced the market launch of the CoolBlue system, with the intent of targeting the $5 billion worldwide teeth whitening market. The CoolBlue system was designed to maximize long-term recurring revenues from disposable per-patient kits that are utilized in the whitening treatment process. Although we initially received favorable feedback from early adopters within the dental profession on CoolBlue’s overall performance, there were reoccurring problems reported associated with product packaging. We have since addressed the packaging issue and have made the strategic decision to forestall market re-introduction until such time as we receive a CE mark, enabling us to re-launch CoolBlue on a global basis through our worldwide distribution network. A CE mark is a declaration on manufactured products sold in the European Union (EU) certifying that the item meets all the requirements of relevant EU directives.
     Ionic White™
          Ionic White is a proprietary, technologically advanced light-activated teeth whitening system developed for consumer use in the home. Ionic White whitens and brightens all tooth surfaces within approximately 21 minutes in an easy-to-use home kit that includes a unique “cool blue” intra-oral light and proprietary gel. The system provides an alternative to costly and time-consuming trips to the dentist and/or other over-the-counter products that do not offer the same benefits as the Ionic White system.
     Since its launch in early 2005, we have failed to realize the level of sales potential we originally anticipated for our consumer teeth whitening product, Ionic White, even after factoring the prevailing market size offset by the highly competitive landscape in the consumer teeth whitening market. Because our Ionic White distributor has advised that significant retail sales are dependent upon our obtaining U.S. patent protection for the product, we proceeded with filing the patent application with the U.S. Patent and Trademark Office. Although the patent is pending, there can be no assurance that such patent will be issued and sales have been largely suspended.
     Technology Rights

          The technology underlying our SafetyWand, CompuFlo technology and an improvement to the controls for CompuDent were developed by our Director of Clinical Affairs and assigned to us. We purchased this technology pursuant to an agreement dated January 1, 2005, for 43,424 shares of restricted common stock and $145,000 in cash, paid on April 1, 2005. In addition, our Director of Clinical Affairs will receive additional deferred contingent payments of 2.5% of our total sales of products using some of these technologies, and 5% of our total sales of products using some of our other technologies. If products produced by third parties use any of these technologies, under a license from Milestone, then he will also receive the corresponding percentage of the consideration received by us for such sale or license.
          The technology underlying our CoolBlue professional whitening and Ionic White consumer whitening products was acquired from DaVinci Systems. We pay a 7% royalty to DaVinci Systems on the amount paid to us by our joint venture partner as a result of its sales of the consumer whitening product. We also pay a 5% fee to Strider, Inc. on the amounts paid to us by our joint venture partner as a result of its sales of the consumer and professional whitening products. Strider assisted in bringing the CoolBlue and Ionic White product lines to Milestone. Currently, sales of both CoolBlue and Ionic White have been indefinitely suspended pending the issuance of a CE mark and U.S. patent coverage, respectively.
     Summary of Critical Accounting Policies and Significant Judgments and Estimates
          Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles, generally accepted in the U.S.. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, stock-based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.
          While our significant accounting policies are more fully described in Note B to our financial statements included elsewhere in this report, we believe that the following accounting policies and significant judgments and estimates are most critical in understanding and evaluating our reported financial results.
Accounts Receivable
          Milestone estimates losses resulting from the inability of its customers to make payments for amounts billed. The collectibility of outstanding amounts is continually assessed.
Inventories
          Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded if required based on past and expected future sales.
Impairment of Long-Lived Assets
          We review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.
Revenue Recognition
          Revenue from product sales is recognized net of discounts and allowances when title passes at the time of shipment, collectibility is reasonably assured and Milestone has no further performance obligations.
          Royalty income is recognized as earned based on reports received from the licensee and related royalty expense is accrued during the same period.
Results of Operations

          The consolidated results of operations for the year ended December 31, 2006 compared to 2005 reflect our focus and development into the Single Tooth Anesthetic (STA) delivery system and continuing efforts on the CompuFlo ™ technology. In that regard, although our selling, general and administrative expenses were reduced due to successful cost cutting programs, research and development expenses increased primarily associated with our intensified effort into STA and CompuFlo technology.
          The following table sets forth for the periods presented, statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

	Twelve Months Ended
	December 31, 2006		December 31, 2005
Products sales, net	$5,566,425	95%		$5,775,394	90%
Royalty income	277,752	5%		657,754	10%

Total revenue	5,844,177	100%		6,433,148	100%

Cost of products sold	3,002,615	51%		2,521,022	39%
Royalty expense	33,031	1%		78,930	1%

Total cost of revenue	3,035,646	52%		2,599,952	40%

Gross Profit	2,808,531	48%		3,833,196	60%

Selling, general and administrative expenses	5,326,032	91%		6,794,032	106%
Research and development expenses	1,005,285	17%		286,260	4%

Operating expenses	6,331,317	108%		7,080,292	110%

Loss from operations	(3,522,786)	-60%		(3,247,096)	-50%
Other income	283,107	5%		400,000	6%
Interest Income	87,411	1%		92,869	2%

Net loss	$(3,152,268)	-54%	$	$(2,754,227)	-42%

Year ended December 31, 2006 compared to year ended December 31, 2005
          Total revenues for the years ended December 31, 2006 and 2005 were $5,844,177 (product sales of $5,566,425 and royalty income of $277,752) and $6,433,148, (product sales of $5,775,394 and royalty income of $657,754) respectively. The 3.6% decrease in product sales is primarily related to a $395,000 or 29.0% decrease in domestic sales of CompuDent and CompuMed, and a decrease of $13,000 or 2.6% in international CompuDent and CompuMed sales offset by a $198,000 or 5.5% increase in worldwide sales of the Wand handpieces. Total domestic sales, including CompuDent, CompuMed, handpieces, and CoolBlue products decreased $176,000 or 4.1%, while total international sales decreased by $33,000 or 2.3% in 2006. Domestic handpiece sales increased $236,000 or 8.5%, while international handpiece sales decreased by $38,000 or 4.4%. The amount of $277,752 or 5% of total revenue in 2006 is royalty income from granting United Systems Inc. a license to manufacture, market, and sublicense the Ionic White™ to the consumer market. Royalty income (net of royalty expenses) declined $334,103 or 57.7% reflecting increased retail competition in this increasingly highly competitive market.
          Cost of products sold for the years ended December 31, 2006 and 2005 were $3,002,615 and $2,521,022, respectively. The $481,593 or 19.1% increase is primarily attributable to write down of slow moving inventory of safety wand handpieces of $146,422 and whitening inventory of $275,000. Royalty expense related to the royalty income from the sales of the Ionic White™ Tooth Whitening System was $33,031 in fiscal year 2006.
          For the year ended December 31, 2006, Milestone generated a gross profit of $2,808,531 or 48% as compared to a gross profit of $3,833,196 or 60% for the year ended December 31, 2005. Excluding the net royalty income (net of royalty expense) of $244,721, which has a gross profit of 88%, gross profit of products sales was 46% in 2006. The decrease in gross profit percentage was due to the write down of $421,422 in inventory. Excluding the writedown, the cost of products sold percentage increased from 43.6% to 46.4% due to sales incentive programs initiated during the last six months of the year.

          Selling, general and administrative expenses for the years ended December 31, 2006 and 2005 were $5,326,032 and $6,794,032, respectively. The $1,468,000 or 21.6% decrease is pursuant to a plan to decrease salaries, professional fees, and travel expenses. Salaries declined approximately $619,000, professional fees were reduced approximately $510,000 and travel was approximately $ 127,000 lower than 2005 levels. Payroll taxes and employee benefits due to the lower staffing levels declined $91,000 from 2005.
          Research and development expenses for the years ended December 31, 2006 and 2005 were $1,005,285 and $286,620, respectively. These costs are associated with the intensified effort into the development of our Single Tooth Anesthetic (STA) delivery system and continuing efforts on the CompuFlo ™ technology..
          The loss from operations for the years ended December 31, 2006 and 2005 was $3,522,786 and $3,247,096, respectively. The $275,690 or 8.5% increase in loss from operations is explained above.
          Interest income of $87,411 was earned through December 31, 2006 compared with $92,869 for the prior year. Interest income declined due to lower cash balances and was partially offset by slightly higher interest rates.
          Other income of $283,107 was earned in 2006. This amount represents the sale of tax credits under the New Jersey Technology Business Tax Certificate Program. Other income in 2005 consists of $400,000 paid to Milestone for the purchase of certain rights held by the company.
          For the reasons explained above, net loss for the year ended December 31, 2006 was $3,152,268 as compared to a net loss of $2,754,227 for the year ended December 31, 2005. The $398,041 or 14.5% increase in net loss is primarily a result of the decreased royalty revenue and write down of inventory which is partially offset by the decreased operating expenses.
Liquidity and Capital Resources
          As of December 31, 2006, we had cash and cash equivalents of $1,160,116 and working capital of $2,636,941. Milestone incurred net losses of $3,152,268 and $2,754,227 and negative cash flows from operating activities of $1,650,718 and $3,266,317 during the years ended December 31, 2006 and 2005, respectively.
          For the year ended December 31, 2006, our net cash used in operating activities was $1,650,718. This was attributable primarily to a net loss of $3,152,268 adjusted for noncash items of $655,404 and changes in operating assets and liabilities of $846,146.
          For the year ended December 31, 2006, Milestone used $81,845 in investing activities. This was primarily attributable to $62,967 of legal fees related to new patent application. Capital expenditures of $18,878 were primarily for the purchase of molds and tooling for new products.
          Management believes that the company has sufficient resources to meet its obligations over the next twelve months.
Recent Accounting Pronouncements
          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (Fin No. 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, Fin No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company is evaluating the impact of this new pronouncement on its financial statements.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements but provides guidance in determining fair value measurements presently used in the preparation of financial statements. This new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The company is evaluating the impact of this new pronouncement on its financial statements.
          In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140. FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It resolves issues in the implementation of Statement 133 and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Milestone does not expect this standard to have any impact on Milestone’s results of operations or financial position.
          In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20 and FASB Statement No. 3. FAS 154 amends APB No. 20 to require retrospective application of voluntary changes in accounting principle to prior periods’ financial statements. The statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principles. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect this standard to have any impact on Milestone’s results of operations or financial position.
          In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which replaces FAS 123 and supersedes APB No. 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For public entities that file as small business issuers, the effective date is the first interim or annual reporting period beginning after December 15, 2005. The pro-forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. Milestone adopted FAS 123R effective January 1, 2006.
          In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“FAS 151”). FAS 151 amends Accounting Research Bulletin no. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, FAS No 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. FAS 151 was adopted as of January 1, 2006 and is not expected to have a significant impact on Milestone’s financial position.
Item 7. Financial Statements
          The financial statements of Milestone required by this Item are set forth beginning on page F-1.
Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.
Item 8A. Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

          There were no changes in our internal controls over financial reporting which occurred during the most recent fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.
Item 8B. Other Information
None.
PART III
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16 (a) of the Exchange Act.
          The current executive officers and directors of Milestone and their respective ages as of March 30, 2007 are as follows:

NAME	AGE	POSITION	DIRECTOR SINCE
Leonard A. Osser	59	Chairman and Chief Executive Officer	1991
Thomas R. Ronca	60	Chief Operating Officer & President
David Cohn	55	Chief Financial Officer

Pablo F.Serna C	31	Director	2006
Leonard M. Schiller(1)(2)	65	Director	1997
Jeffrey Fuller(1)(2)	61	Director	2003
Leslie Bernhard(1)	62	Director	2003

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee
Key Personnel
          The following are the names of individuals who are not executive officers of Milestone but are deemed key personnel of Milestone, their respective ages and positions as of March 30, 2007:

NAME	AGE	POSITION
Eugene Casagrande, D.D.S.	62	Director of Professional Relations
Mark Hochman, D.D.S.	48	Director of Clinical Affairs
          Leonard A. Osser has been our Chairman and Chief Executive Officer since July 1991. From 1980 until the consummation of Milestone’s Public Offering in November 1995, he was engaged primarily as the principal owner and Chief Executive Officer of U.S. Asian Consulting Group, Inc., a New Jersey based provider of consulting services in “work-out” and “turnaround” situations for publicly and privately owned companies in financial difficulty.
          Thomas R. Ronca has been our Chief Operating Officer since May 2005 and in mid 2006 his role and title was expanded to include President. In 2004, Mr. Ronca was a self-employed business consultant. From 1994 until 2003, Mr. Ronca was a Senior Vice President and General Manager of the Medical Technology Division of B. Braun Medical, Inc., a subsidiary of B. Braun Melsungen AG. From 1996 through 2000, he simultaneously served as President and Chief Operating Officer of B. Braun Biotech, Inc., which provides fermenters, bioreactors and laboratory equipment to over 200 customers in the pharmaceutical and biotechnology industries.

          David Cohn has been our Chief Financial Officer since July 2006. Previously, Mr. Cohn served as Controller of Bookazine Co., Inc., a book wholesaler and distributor. In addition, Mr. Cohn has over 20 years of experience as Controller in various companies, including Arbee Associates, an office furniture dealership, and as an accountant and auditor in various public accounting practices. A graduate of Rutgers University, Mr. Cohn earned a Bachelor of Science degree in Accounting and is a Certified Public Accountant.
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
          Pablo F. Serna C. has been a director of Milestone since June 2006. He is the founder of SPOT Investments, a European-based financial services firm. Previously, from 2001 to 2005, he was a director and Senior Manager at Dynamic Decisions Group Ltd, an equity research and valuation consulting firm. In that capacity, Mr. Serna C. led the corporate finance team at Dynamic Decisions in investment banking and project valuation consulting. Prior to joining Dynamic Decisions, from 1999-2001, Mr. Serna C. served as an associate with Real Options Group. Real Options Group is an international academic research center consulting to business entities. Before joining Real Options Group, Mr. Serna C was the general manager with Estudios, Consultorias y Asesorias Financieras, a Financial Consulting firm in Columbia .
          Milestone’s Board of Directors has established compensation and audit committees. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all the officers of Milestone, reviews general policy matters relating to compensation and benefits of employees of Milestone, and administers the issuance of stock options to Milestone’s officers, employees, directors and consultants. All compensation arrangements between Milestone and its directors, officers and affiliates are reviewed by the Compensation Committee, the majority of which is made up of independent directors. The Audit Committee meets with management and Milestone’s independent auditors to determine the adequacy of internal controls and other financial reporting matters. The Board of Directors has determined that Jeffrey Fuller qualifies as an Audit Committee Financial Expert pursuant to Item 407 (d)(5) of Regulation S-B. Mr. Fuller is independent, as that term is defined in the listing standards of the AMEX.
Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 requires Milestone’s officers and directors, and persons who own more than ten percent (10%) of a registered class of Milestone’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish Milestone with copies of all Section 16(a) forms they file.
          To the best of Milestone’s knowledge, based solely on review of the copies of such forms furnished to Milestone, or written representations that no other forms were required, Milestone believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) shareholders were complied with during 2006.
Code of Ethics
          Milestone has adopted a code of ethics that applies to Milestone’s principal executive officer, principal financial officer and other persons performing similar functions. This code of ethics is filed herewith as an exhibit to this annual report and is posted on Milestone’s web site at www.milesci.com. We will also provide a copy of the Code of Ethics to any person without charge, upon written request addressed to our Chief Financial Officer, David Cohn, at our principal executive office, located at 220 South Orange Avenue, Livingston, NJ, 07039.
Item 10. Executive Compensation.
          The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal year ended December 31, 2006 by (i) Milestone’s Chief Executive Officer and (ii) the most highly compensated executive officers, other than the CEO, who were serving as executive officers at the end of the 2006 fiscal year and whose salary as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”).
SUMMARY OF COMPENSATION TABLE

				Option
NAME AND PRINCIPAL POSITION	YEAR	Salary		Awards	Total
Leonard A. Osser	2006	$300,000	(1)		$300,000
Chief Executive Officer

Thomas R. Ronca	2006	$192,970	(2)	$10,844 (3)	$203,814
President and Chief Operating Officer

(1)	Includes $150,000 in deferred compensation in accordance with his employment agreement to be paid in common stock and not paid until the termination of the agreement in 2010 or thereafter, if further extended. Excludes $1,299 paid by Milestone to Marilyn Elson, a certified public accountant, in payment of tax consultation services. Ms. Elson is the wife of Mr. Osser.

(2)	$28,333 of Mr. Ronca’s base salary for 2006 was paid in 26,984 shares of restricted common stock.

(3)	The amounts in this column reflect the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R), “Share-based Payments.” for outstanding stock options granted as part of the stock option plan. For details used in the assumption calculating the fair value of the option reward, see Note B to our Financial Statements for the year ended December 31, 2006, which is located on pages F-7 through F-11 of our Annual Report on Form 10-KSB. Compensation cost is generally recognized over the vesting period of the award. The number of shares underlying this option award totaled 10,000 shares. See the table below entitled “Outstanding Equity Awards at December 31, 2006.

Employment Contracts
          In December 2003, Milestone entered into a new employment agreement with Mr. Osser for a five-year term commencing January 1, 2004. Under the new agreement Mr. Osser receives base compensation of $300,000 per year, payable one half in cash and one half in common stock valued at the average closing price of the common stock during the first 15 trading days in the month of December during each year of the term. While the number of shares to be issued will be determined each year, the stock will not be issuable until the end of the term of the agreement. In addition, Mr. Osser may earn annual bonuses up to an aggregate of $300,000, payable one half in cash and one half in common stock, contingent upon Milestone achieving predetermined annual operating cash flow, revenue and earnings targets. For 2006 none of the predetermined annual operating targets were achieved, although he could have earned a $100,000 bonus based upon Milestone achieving break-even cash flow from operations, a $100,000 bonus based upon Milestone achieving net revenues of $7,000,000 and a $100,000 bonus based upon Milestone achieving break-even earnings determined in accordance with generally accepted accounting principles. The cash flow bonus and the earnings bonus will not be payable to the extent that the payment thereof will reduce operating cash flow or earnings below break-even, respectively. For purposes of the agreement operating cash flow shall mean cash flow from operations plus accounts receivable increases and less accounts payable increases. Shares of common stock issued in partial payment of bonuses will be valued at the average closing price of the common stock during the first 15 trading days in the month of December during each year of the term. The stock portion of the bonus awards, if any, will be paid at the end of the term of the agreement.
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
Objective of Our Executive Compensation Program
          The primary objective of our executive compensation program is to attract and retain qualified, energetic managers who are enthusiastic about our mission and culture. A further objective of our compensation program is to provide incentives and reward each manager for their contribution. In addition, we strive to promote an ownership mentality among key leadership and the Board of Directors.
          Our Compensation Committee reviews and approves, or in some cases recommends for the approval of the full Board of Directors, the annual compensation procedures for our Named Executive Officers.
          Our compensation program is designed to reward teamwork, as well as each manager’s individual contribution. In measuring the Named Executive Officers’ contribution, the Compensation Committee considers numerous factors including our growth, strategic business relationships and financial performance. Regarding most compensation matters, including executive and director compensation, our management provides recommendations to the Compensation Committee; however, the Compensation Committee does not delegate any of its functions to others in setting compensation. We do not currently engage any consultant to advise on executive and/or director compensation matters.
          Stock price performance has not been a factor in determining annual compensation because the price of Milestone’s common stock is subject to a variety of factors outside of our control. We do not have an exact formula for allocating between cash and non-cash compensation.
          Annual executive officer compensation consists of a base salary component and periodic stock option grants. It is the Compensation Committee’s intention to set total executive cash compensation sufficiently high enough to attract and retain a strong motivated leadership team, but not so high that it creates a negative perception with our other stakeholders. Each of our executive officers receives stock option grants under our stock option plan. The number of stock options granted to each executive officer is made on a discretionary rather than a formula basis by the Compensation Committee. Each executive’s current and prior compensation is considered in setting future compensation. In addition, we review the compensation practices of other companies. To some extent, our compensation plan is based on the market and the companies we compete against for executive management. The elements of our plan (e.g., base salary, bonus and stock options) are similar to the elements used by many companies. The exact base pay, stock option grant, and bonus amounts are chosen in an attempt to balance our competing objectives of fairness to all stakeholders and attracting/retaining executive managers.
Outstanding Equity Awards at December 31, 2006
          The following table includes certain information with respect to the value of all unexercised options previously awarded to our Named Executive Officers. There were no outstanding stock awards at December 31, 2006.

	Option Awards
	Number of
	Securities
	Underlying
	Unexercised	Option	Option
	Options	Exercise	Expiration
Name	Exercisable	Price ($)	Date
Leonard Osser	16,667 (1)	1.65	1/1/2007
	16,667 (2)	0.87	1/1/2008
Thomas Ronca	10,000 (3)	1.50	9/26/2011

(1)	Fully vested

(2)	Fully vests on 7-1-06

(3)	Options for 5,000 shares of Common Stock vest on 3/26/2008 and 9/26/2009
Compensation of Directors
          Milestone paid no cash or stock based compensation to the directors in 2006. On June 20, 2006, Milestone awarded, to each of its independent directors, options expiring June 19, 2011 for the purchase of 20,000 shares of its common stock, half of which are exercisable immediately and the remaining half exercisable on June 20, 2007 at $.83 per share with respect to the year starting with Milestone’s 2006 annual meeting and ending with Milestone’s 2006 annual meeting.
          The following table provides compensation information for the year ended December 31, 2006 for each of the independent directors. We do not pay any directors’ fees. Directors are reimbursed for the costs relating to attending board and committee meetings.
Director Compensation

Name	Option Awards (1)		Total
Leonard M. Schiller	$16,600	(2)	$16,600
Jeffrey Fuller	$16,600	(2)	$16,600
Leslie Bernhard	$16,600	(2)	$16,600
Pablo F. Serna C.	$16,600	(2)	$16,600

(1)	Amounts are calculated using the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-based Payments.

(2)	On June 20, 2006, each of Milestone’s independent directors was awarded options exercisable for 20,000 shares of our common stock at $0.83 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table, together with the accompanying footnotes, sets forth information, as of March 30, 2007, regarding stock ownership of all persons known by Milestone to own beneficially more than 5% of Milestone’s outstanding common stock, Named Executives, all directors, and all directors and officers of Milestone as a group:

	Shares of
	Common Stock
	Beneficially		Percentage of
Name of Beneficial Owner (1)	Owned (2)		Ownership
Executive Officers and Directors

Leonard Osser	1,670,135	(3)	14.32%
Thomas R. Ronca	36,205		*
David Cohn	10,994		*
Leonard M. Schiller	68,432	(4)	*
F. Pablo Serda C.	20,000
Jeffrey Fuller	66,667	(5)	*
Leslie Bernhard	66,667	(6)	*
All directors & executive officers as a group (7 persons)	1,939,100		16.14%
K. Tucker Andersen	1,603,582	(7)	13.75%

*	Less than 1%

(1)	The addresses of the persons named in this table are as follows: Leonard A. Osser, Thomas R. Ronca, and David Cohn are all at 220 South Orange Avenue, Livingston Corporate Park, Livingston, NJ 07039; Leonard M. Schiller, Schiller, Klein & McElroy, P.C., 33 North Dearborn Street, Suite 1030, Chicago, Illinois 60602; Jeffrey Fuller, Eagle Chase, Woodbury, NY 11797; Leslie Bernhard, AdStar, Inc., 4553 Glencoe Avenue, Suite 325, Marina del Rey, California 90292; K. Tucker Anderson, c/o Cumberland Associates LLC, 1114 Avenue of the Americas, New York, New York 10036.

(2)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 30, 2007 upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on the number of all shares, including those underlying options exercisable within 60 days from the filing of this report held by the named individual, divided by 11,674,304 outstanding shares on March 30, 2007 plus those shares underlying options exercisable within 60 days from the filing of this report held by the named individual or the group.

(3)	Includes 325,722 shares issuable upon exercise of stock options within 60 days of the date hereof as follows: 204,728 shares at $6.00 per share and 120,994 shares issuable upon the exercise of warrants within 60 days of the date hereof, which are exercisable at $4.89.

(4)	Includes 66,667 shares subject to stock options, exercisable within 60 days of the date hereof as follows: 6,667 shares at $1.50 per share, 20,000 shares at $3.27 per share, 20,000 shares at $1.40 per share and 20,000 shares at $.83 per share.

(5)	Includes 66,667 shares subject to stock options, exercisable within 60 days of the date hereof as follows: 6,667 shares at $1.50 per share, 20,000 shares at $3.27 per share, 20,000 shares at $1.40 per share. and 20,000 shares at $.83 per share.

(6)	Includes 66,667 shares subject to stock options, exercisable within 60 days of the date hereof as follows: 6,667 shares at $1.50 per share, 20,000 shares at $3.27 per share, 20,000 shares at $1.40 per share. and 20,000 shares at $.83 per share.

(7)	Includes 303,559 shares subject to warrants all of which are exercisable within 60 days of the date hereof at prices ranging from $4.89 to $6.00.
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
     The following table summarizes the (i) options granted under the Milestone 1997 and 2004 Stock Option Plans, and (ii) options and warrants granted outside the Milestone 1997 and 2004 Stock Option Plans, as of December 31, 2006. The shares covered by outstanding options and warrants are subject to adjustment for changes in capitalization, stock splits, stock dividends and similar events. No other equity compensation has been issued.

	Number of Securities (1) to		Number of securities (1)
	be issued upon exercise of	Weighted-average exercise	remaining available for
	outstanding options and	price of outstanding	future issuance under
	warrants	options and warrants	equity compensation plan
Equity compensation plan approved by stockholders (1)
Grants under our 1997 Stock Option Plan	171,834	$2.81	142,166
Grants under our 2004 Stock Option Plan	256,000	1.21	244,000
Equity compensation plan not approved by stockholders (2)
Aggregate individual option and warrant grants	3,137,253	4.80	Not applicable

Total	3,565,087	4.48

(1)	Consisting of our 1997 stock option plan covering a total of 333,333 common shares underlying options issuable to officers and other key employees and excluding 2,333 options, which were exercised in October 2003, 16,667 options, which were exercised in December 2003, and 333 options which were exercised in April 2005. The plan has a term of 10 years and is administered by a committee appointed by the board of directors. The committee, in its sole discretion, determines who is eligible to receive these incentive stock options, how many options they will receive, the term of the options, the exercise price and other conditions relating to the exercise of the options. Stock options granted under the plan must be exercised within a maximum of 10 years from the date of grant at an exercise price that is not less than the fair market value of the common shares on the date of the grant. Options granted to shareholders owning more than 10% of our outstanding common shares must be exercised within five years from the date of grant and the exercise price must be at least 110% of the fair market value of the common shares on the date of the grant.

In July 2004 the Board of Directors approved the adoption of the 2004 Stock Option Plan. The 2004 Stock Option Plan provides for the grant of options to purchase up to 500,000 shares of Milestone’s common stock. Options may be granted to employees, officers, directors and consultants of Milestone for the purchase of common stock of Milestone at a price not less than the fair market value of the common stock on the date of the grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant.

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

Stock Plan
     In 2006 we adopted an equity compensation plan for the issuance of up to 300,000 shares of our common stock in lieu of cash compensation for services performed by employees, officers, directors and consultants (the “2006 Stock Plan”). The purpose of the 2006 Stock Plan is to conserve cash while allowing use to adequately compensate existing employees, officers, directors and consultants, or new employees, officers directors and consultants, whose performance will contribute to our long-term success and growth. We believe that the availability of these shares will also strengthen our ability to attract and retain employees, officers, directors and consultants of high competence, increase the identity of interests of such people with those of our stockholders and help maintain loyalty to us through recognition and the opportunity for stock ownership. All shares granted under this plan will be at fair market value, or at a premium to that value, on the date of grant.
     During 2006, 98,089 shares of common stock valued at $105,833 were granted under the 2006 Stock Plan for the following reasons:
•	for consulting services, 17,493 shares valued at $20,250; and

•	as part of annual compensation and severance, 80,596 shares valued at $85,583 were issued to three employees and two former employees.
     Additionally, in satisfaction of payables owed in connection with warehousing and fulfillment services and exhibition facilities, we issued 44,068 shares valued at $46,000 to two of our vendors (the “Vendor Shares”). The Vendor Shares were issued in reliance upon the exemption from the registration requirements of the Act, as provided in Section 4(2) thereof, as a transaction by an issuer not involving a public offering. We reasonably believed that each vendor had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of the investment, each vendor represented an intention to acquire the securities for investment only and not with a view to distribution thereof and appropriate legends were affixed to the stock certificates. No commissions were paid in connection with such issuances.
Item 12. Certain Relationships and Related Transactions and Director Independence
     Since the beginning of our fiscal year ended December 31, 2006, we did not have any related party transactions pursuant to Item 404 of Regulation S-B of the Exchange Act. We have adopted a policy that, in the future, the Audit Committee must review all transactions with any officer, director or 5% stockholder.
Director Independence
The Board has determined that Leonard M. Schiller, Jeffrey Fuller, Leslie Bernhard and Pablo Felipe Serna Cardenas (the “Independent Directors”) are independent as that term is defined in the listing standards of the AMEX. As disclosed above, Leonard M. Schiller, Jeffrey Fuller and Leslie Bernhard are the sole members of the Audit Committee and are independent for such purposes, and Leonard M. Schiller and Jeffrey Fuller are the sole members of the Compensation Committee and are independent for such purposes.
In determining director independence, the Board considered the option awards to the Independent Directors for the year ended December 31, 2006, disclosed in “Item 10 – Executive Compensation – Director Compensation” above, and determined that such awards were compensation for services rendered to the Board and therefore did not impact their ability to continue to serve as Independent Directors.
Item 13. Exhibits
Exhibits
     Certain of the following exhibits were filed as Exhibits to previous filings filed by Milestone under the Securities Act of 1933, as amended, or reports filed under the Securities and Exchange Act of 1934, as amended, and are hereby incorporated by reference.

EXHIBIT
NO.	DESCRIPTION
3.1	Certificate of Incorporation of Milestone (1)

3.2	Certificate of Amendment filed July 13, 1995 (2)

3.3	Certificate of Amendment filed December 6, 1996 (3)

3.4	Certificate of Amendment filed December 17, 1997 (4)

3.5	Certificate of Amendment filed July 23, 2003 (6)

3.6	Certificate of Amendment filed January 8, 2004. (6)

3.7	Certificate of Designation filed January 15, 2004 (6)

3.8	By-laws of Milestone (1)

4.1	Specimen stock certificate (2)

4.2	Intentionally Left Blank

4.3	Form of warrant agreement, including form of warrant (8)

10.1	Lease dated November 25, 1996 between Livingston Corporate Park Associates, L.L.C. and Milestone (3)

10.2	Agreement with DaVinci Systems dated July 30, 2003 (6)

10.3	Agreement with Strider dated September 3, 2003 (6)

10.4	Agreement with Len Osser and K. Tucker Andersen, dated October 9, 2003 (6)

10.5	Agreement with Morse, Zelnick, Rose & Lander dated December 22, 2003 (6)

10.6**	Employment Agreement with Leonard Osser dated December 20, 2003 (6)

10.7	Agreement with United Systems dated October 20, 2004 (9)

10.8	Agreement with Mark Hochman dated as of January 1, 2005 (9)

10.9	Lease amendment dated April 28, 2004 between Livingston Corporate Park Associates, L.L.C. and Milestone (9)

10.10	Agreement with DaVinci regarding exclusive license over patented products dated June 1, 2004 (10)

14	Code of Ethics (7)

23.1	Consent of Eisner LLP*

31.1	Rule 13a-14(a) Certifications – Chief Executive Officer*

31.2	Rule 13a-14(a) Certifications – Chief Financial Officer*

32.1	Section 1350 Certifications– Chief Executive Officer*

32.2	Section 1350 Certifications– Chief Financial Officer*

*	Filed herewith.

**	Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Milestone’s Registration Statement on Form SB-2 No. 33-92324.

(2)	Incorporated by reference to Amendment No. 1 to Milestone’s Registration Statement on Form SB-2 No. 333-92324.

(3)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 1996.

(4)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 1999.

(5)	Incorporated by reference to Milestone’s Registration Statement on Form S-2 No. 333-110376, Amendment No. 1.

(6)	Incorporated by reference to Milestone’s Registration Statement on Form S-2 No. 333-110376, Amendment No. 3.

(7)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 2003.

(8)	Incorporated by reference to Milestone’s Registration Statement on Form S-2 No. 333-110367, Amendment No. 5.

(9)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 2004.

(10)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 2005.

Item 14. Principal Accountant Fees and Services
Audit Fees
     We incurred audit and financial statement review fees totaling $220,000 and $215,000 from Eisner LLP, our principal accountants, for the years ended December 31, 2006 and 2005, respectively.
Audit Related Fees
     Audit related fees to our principal accountant, consisting of fees in connection with our filing of registration statements on Forms S-3 and S-8 filings and related services were $11,500 in 2006 and $34,000 for 2005.
Tax Fees
     There were no fees for services related to tax compliance, tax advice and tax planning billed by our principal accountants in 2005 and 2006.
All Other Fees
     There were no other fees billed during 2006 and 2005 by Milestone’s principal accountant.
Audit Committee Administration of the Engagement
     The engagement with Eisner LLP, our principal accountant, was approved in advance by our Audit Committee. No non-audit or non-audit related services were approved by the audit committee in 2006.
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee charter provides that the Audit Committee will pre-approve audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services. The Audit Committee may consult with management in the decision-making process, but may not delegate this authority to management. The Audit Committee may delegate its authority to preapprove services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting. All audit and non-audit services performed by our independent accountants have been pre-approved by our Audit Committee to assure that such services do not impair the auditors’ independence from us.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Milestone Scientific Inc.
By:	/s/ Leonard Osser
Chairman and Chief Executive Officer

Date:  April 2, 2007
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated..

Signature	Date	Title
/s/ Leonard Osser Leonard Osser	April 2, 2007	Chairman, and Chief Executive Officer

/s/ David Cohn David Cohn	April 2, 2007	Chief Financial Officer

/s/ Leonard Schiller Leonard Schiller	April 2, 2007	Director

/s/ Jeffrey Fuller Jeffrey Fuller	April 2, 2007	Director

/s/ Leslie Bernhard Leslie Bernhard	April 2, 2007	Director

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Milestone Scientific Inc.
We have audited the accompanying balance sheet of Milestone Scientific Inc. as of December 31, 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of Milestone’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milestone Scientific Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with United States generally accepted accounting principles.
As discussed in Note B 15 to the financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.
/s/Eisner LLP
New York, NY
March 27, 2007

MILESTONE SCIENTIFIC INC.
BALANCE SHEET
December 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$1,160,116
Accounts receivable , net of allowance for doubtful accounts of $16,519	346,619
Royalty receivable	60,107
Inventories	1,323,338
Advances to contract manufacturer	1,077,871
Prepaid expenses	97,073

Total current assets	4,065,124
Investment in distributor, at cost	76,319
Equipment, net of accumulated depreciation of $402,914	459,259
Patents, net of accumulated amortization of $41,938	526,753
Other assets	14,153

Total assets	$5,141,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,196,107
Accrued expenses	232,076

Total current liabilities	1,428,183

Commitments (Note M)

Stockholders’ Equity
Common stock, par value $.001; authorized 50,000,000 shares; 11,692,636 shares issued, 337,036 shares to be issued, and 11,659,303 shares outstanding	12,031
Additional paid-in capital	57,720,129
Accumulated deficit	(53,107,219)
Treasury stock, at cost, 33,333 shares	(911,516)

Total stockholders’ equity	3,713,425

Total liabilities and stockholders’ equity	$5,141,608

See Notes to Financial Statements

MILESTONE SCIENTIFIC INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Product sales, net	$5,566,425	$5,775,394
Royalty income	277,752	657,754

Total revenue	5,844,177	6,433,148

Cost of products sold	3,002,615	2,521,022
Royalty expense	33,031	78,930

Total cost of revenue	3,035,646	2,599,952

Gross profit	2,808,531	3,833,196

Selling, general and administrative expenses	5,326,032	6,794,032
Research and development expenses	1,005,285	286,260

	6,331,317	7,080,292

Loss from operations	(3,522,786)	(3,247,096)

Other income
Other income	283,107	400,000
Interest income	87,411	92,869

Total other income	370,518	492,869

Net loss	(3,152,268)	(2,754,227)

Dividends applicable to preferred stock	—	(1,691)

Net loss applicable to common stockholders	$(3,152,268)	$(2,755,918)

Loss per share applicable to common stockholders - basic and diluted	$(0.27)	$(0.25)

Weighted average shares outstanding and to be issued - basic and diluted	11,788,690	11,007,755

See Notes to Financial Statements

MILESTONE SCIENTIFIC INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006 AND 2005

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance January 1, 2005	25,365	$25	9,824,287	$9,824	$52,618,913	$(47,196,539)	$(911,516)	$4,520,707
Common stock and options issued for payments of patent rights acquired			43,424	44	98,122			98,166
Common stock issued for payment of vendor services			156,098	156	306,219			306,375
Common stock and options issued for payment of consulting services			139,362	140	348,583			348,723
Common stock issued for payment of employee compensation			23,461	23	44,977			45,000
Common stock issued for exercised options			333	0	749			749
Common shares to be issued in settlement of deferred compensation			207,726	208	299,792			300,000
Proceeds from equity financings, net			1,356,440	1,356	3,451,357			3,452,713
Conversion of preferred stock	(25,365)	(25)	4,391	4	21			—
Stock dividends applied to preferred stock			2,683	3	4,182	(4,185)
Net loss						(2,754,227)		(2,754,227)

Balance, December 31, 2005	—	—	11,758,205	11,758	57,172,915	(49,954,951)	(911,516)	6,318,206
Common stock and options issued for payment of consulting services			8,491	9	204,822			204,831
Common stock issued for payment of vendor services			53,070	53	57,197			57,250
Common stock and options issued for payment of employee compensation			80,596	81	135,325			135,406
Common shares to be issued in settlement of deferred compensation			129,310	130	149,870			150,000
Net loss						$(3,152,268)		(3,152,268)

Balance, December 31, 2006	—	$—	12,029,672	$12,031	$57,720,129	$(53,107,219)	$(911,516)	$3,713,425

See Notes to Financial Statements

MILESTONE SCIENTIFIC INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(3,152,268)	$(2,754,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	95,914	99,060
Amortization of patents	22,849	19,090
Common stock and options issued for compensation, consulting, and vendor services	547,487	700,098
Bad debt (recovery) expense	(10,846)	33,111
Changes in operating assets and liabilities:
Accounts receivable	11,292	41,163
Royalty receivable	125,595	(185,702)
Inventories	48,016	(435,133)
Advances to contract manufacturer	(58,208)	(957,629)
Prepaid expenses	12,618	(5,129)
Other assets	10,044	(3,789)
Accounts payable	688,063	33,969
Accrued expenses	8,726	(1,199)
Deferred compensation	—	150,000

Net cash used in operating activities	(1,650,718)	(3,266,317)

Cash flows from investing activities:
Payment for capital expenditures	(18,878)	(23,092)
Payment for patent rights	(62,967)	(306,317)
Investment in distributor	—	(6,363)

Net cash used in investing activities	(81,845)	(335,772)

Cash flows from financing activities:
Proceeds from equity financing, net	—	3,452,713
Proceeds from exercise of option		749

Net cash provided by financing activities	—	3,453,462

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,732,563)	(148,627)
Cash and cash equivalents at beginning of year	2,892,679	3,041,306

Cash and cash equivalents at end of year	$1,160,116	$2,892,679

See Notes to Financial Statements

MILESTONE SCIENTIFIC INC.
NOTES TO FINANCIAL STATEMENTS
NOTE A — ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION
Milestone Scientific Inc. (“Milestone”) was incorporated in the State of Delaware in August 1989. Milestone has developed a proprietary, computer-controlled anesthetic delivery system, through the use of The Wand, a single use disposable handpiece. The system is marketed in dentistry under the trademark CompuDent and Wand Plus and in medicine under the trademark CompuMed. CompuDent is suitable for all dental procedures that require local anesthetic. CompuMed and Wand Plus are suitable for many medical procedures regularly performed in Plastic Surgery, Hair Restoration Surgery, Podiatry, Colorectal Surgery, Dermatology, Orthopedics and a number of other disciplines. The systems are sold in the United States and in over 25 countries abroad. Milestone’s products are manufactured by a third-party contract manufacturer.
The Company’s financial statements have been prepared assuming that it will continue as a going concern. The Company has incurred recurring operating losses and negative operating cash flows since its inception. At December 31, 2006 the Company had cash and cash equivalents and working capital of $1,160,000 and $2,637,000, respectively. The Company is actively pursuing generation of positive cash flows from operating activities through increases in revenues and reductions in operating expenses. The Company believes that its current resources will be sufficient to fund its planned operations at the current level for the calendar year ending December 31, 2007.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
1. Cash and Cash Equivalents
Milestone considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.
2. Royalty Receivable
Royalty receivable represents the royalty due from the licensee of Milestone’s proprietary consumer dental whitening product, which is sold under Milestone’s distributor’s trademark of Ionic White™. The royalties are received on a quarterly basis.
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
6. Patents
Patents are recorded at cost and are being amortized by the straight-line method over their estimated remaining useful lives. Legal fees related to new patent applications are capitalized as patent cost. Litigation costs incurred to protect and enforce Milestone’s patents are charged to expense as incurred.
7. Impairment of Long-Lived Assets

MILESTONE SCIENTIFIC INC.
NOTES TO FINANCIAL STATEMENTS
Milestone reviews patents and equipment for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The carrying value of the assets is evaluated in relation to the operating performance and future undiscounted cash flows of the underlying assets. Milestone adjusts the net book value of an underlying asset if its fair value is determined to be less than its book value.
8. Revenue Recognition
Revenue from product sales is recognized net of discounts and allowances when title passes at the time of shipment, collectibility is reasonably assured and Milestone has no further performance obligations.
Royalty income is recognized as earned based on reports received from the licensee and related royalty expense is accrued during the same period.
9. Research and Development
Research and development costs, which consist principally of new product development costs incurred to third parties, are expensed as incurred.
10. Advertising Expenses
Milestone expenses advertising costs as they are incurred. For the years ended December 31, 2006 and 2005, Milestone recorded advertising expenses of $308,865 and $329,930, respectively.
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
12. Basic and diluted net loss per common share
Milestone presents “basic” earnings (loss) per common share applicable to common stockholders and, if applicable, “diluted” earnings (loss) per common share applicable to common stockholders pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, warrants, and the conversion of preferred stock were issued during the period.
Since Milestone had net losses for 2006 and 2005, the assumed effects of the exercise of outstanding stock options and warrants, and the conversion in 2005 of preferred stock into common stock were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options and warrants totaled 3,565,087 at December 31, 2006 and 3,687,085 at December 31, 2005.
Net loss applicable to common stockholders is computed after providing for cumulative dividends at a rate of 8% per year applicable to preferred stock prior to conversion into common stock in November 2005.
13. Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United

MILESTONE SCIENTIFIC INC.
NOTES TO FINANCIAL STATEMENTS
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
15 Accounting for Stock-Based Compensation
Effective January 1, 2006 Milestone adopted SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“SFAS No. 123R”), under the modified-prospective transition method whereby prior periods will not be restated for comparability. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations over the service period, as an operating expense, based on the grant-date fair values. Pro-forma disclosure is no longer an alternative. As a result of adopting SFAS 123R, Milestone recognizes as compensation expense in its financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. Prior to the adoption of SFAS No. 123R, Milestone accounted for its stock option plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25.
As of December 31, 2006, there were 171,834 outstanding options granted under the Milestone 1997 Stock Option Plan and 256,000 outstanding options granted under the Milestone 2004 Stock Option Plan. As a result of adopting SFAS No. 123R, the Company recognized $41,489 in share-based compensation expense and a corresponding increase in net loss for the year ended December 31, 2006. This share-based compensation expense had minimal impact on the Company’s basic and diluted earnings per share.
The following table illustrates net loss and loss per share applicable to common stockholders for the year ended December 31, 2005 if Milestone had applied the fair value based method prescribed by SFAS No. 123:

Net loss applicable to common stockholders	$(2,755,918)
Deduct total stock-based employee compensation expenses determined under the fair value based method for all awards*	469,362

Net loss applicable to common stockholders, pro forma	$(3,225,280)

Loss per share applicable to common stockholders:
Basic and diluted
As reported	$(0.25)

Pro forma	$(0.29)

*	Excludes common stock issued as compensation.
The weighted-average fair value of the individual options granted during 2006 and 2005 was estimated as $.93 and $1.52, respectively, on the date of grant. The fair value for 2006 and 2005 was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

MILESTONE SCIENTIFIC INC.
NOTES TO FINANCIAL STATEMENTS

	December 31,
	2006	2005
Volatility	118%	127%
Risk-free interest rate	4.6%	4.0%
Expected life	4 years	5 years
Dividend yield	0%	0%
In accordance with the provisions of SFAS No. 123R, all other issuances of common stock, stock options or other equity instruments to non-employees as consideration for goods or services received by Milestone are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options or similar equity instruments issued is estimated based on the Black-Scholes option-pricing model, which meets the criteria set forth in SFAS No. 123, and the assumption that all of the options or other equity instruments will ultimately vest. Such fair value is measured as of an appropriate date pursuant to the guidance in the consensus of the Emerging Issues Task Force (“EITF”) for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date performance by the other party is complete) and capitalized or expensed as if Milestone had paid cash for the goods or services.
Expected volatilities are based on historical volatility of Milestone’s common stock over a period commensurate with expected term. Milestone uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of the options granted was estimated using the simplified method as the average of the contractual term and vesting term of the option.
16. Concentration of Credit Risk
Milestone’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable, and advances to contract manufacturer. Milestone places its cash and cash equivalents with large financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone to credit risk consist principally of trade accounts receivable, as Milestone does not require collateral or other security to support customer receivables, and advances to contract manufacturer. Milestone entered into a purchase agreement with a vendor to supply Milestone with 5,000 units of CompuDent. As part of this agreement, Milestone has advanced approximately $1.1 million to the vendor for purchase of materials. The advance will be credited to Milestone as the goods are delivered. Milestone does not believe that significant credit risk exits with respect to this advance to the contract manufacturer at December 31, 2006.
Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management does not believe that significant credit risk exists with respect to accounts receivable at December 31, 2006.
17. Recent Accounting Pronouncements

MILESTONE SCIENTIFIC INC.
NOTES TO FINANCIAL STATEMENTS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (Fin No. 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, Fin No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions. . FIN 48 is effective for fiscal years beginning after December 15, 2006. The company is evaluating the impact of this new pronouncement on its financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements but provides guidance in determining fair value measurements presently used in the preparation of financial statements. This new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The company is evaluating the impact of this new pronouncement on its financial statements.
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140. FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It resolves issues in the implementation of Statement 133 and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Milestone does not expect this standard to have any impact on Milestone’s results of operations or financial position.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20 and FASB Statement No. 3. FAS 154 amends APB No. 20 to require retrospective application of voluntary changes in accounting principle to prior periods’ financial statements. The statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect this standard to have any impact on Milestone’s results of operations or financial position.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which replaces FAS 123 and supersedes APB No. 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For public entities that file as small business issuers, the effective date is the first interim or annual reporting period beginning after December 15, 2005. The pro-forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. . Milestone adopted FAS 123R effective January 1, 2006.
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“FAS 151”). FAS 151 amends Accounting Research Bulletin no. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, FAS No 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. FAS 151 was adopted as of January 1, 2006 and is not expected to have a significant impact on Milestone’s financial position.

MILESTONE SCIENTIFIC INC.
NOTES TO FINANCIAL STATEMENTS
NOTE C — INVENTORIES

Inventories consist of the following:
Finished goods	$1,079,983
Component parts and other materials	243,355

$1,323,338

Slow moving and overstocked inventories totaling approximately $421,000 were charged off to cost of products sold during the year ended December 31, 2006.
NOTE D — ADVANCES TO CONTRACT MANUFACTURER
Advances to contract manufacturer represent funding of future inventory purchases. The balance of advances as of December 31, 2006 totaled $1,077,871.
NOTE E —EQUIPMENT

Equipment consists of the following:
Leasehold improvements	$6,913
Artwork	85,550
Office furniture and equipment	101,092
Trade show displays	51,575
Computers and software	220,385
Tooling equipment	396,658

Total	862,173
Less accumulated depreciation & amortization	(402,914)

$459,259

Depreciation expense was $95,914 and $99,060 for the years ended December 31, 2006 and 2005, respectively.
NOTE F — PATENTS
Patents are being amortized by the straight-line method over estimated useful lives ranging from 10 to 20 years, with a weighted average amortization period of 16 years. Amortization expense amounted to $22,849 in 2006 and $19,090 in 2005. Estimated amortization expense of existing patents for each of the next five fiscal years amounts to $22,848 per year.
NOTE G — INVESTMENT IN DISTRIBUTOR
In December 2004 Milestone purchased a 19.9% equity interest in a German distribution company which is an affiliate of Milestone’s principal international distributor.
NOTE H— STOCKHOLDERS’ EQUITY
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
OTHER ISSUANCES OF COMMON STOCK
In February, 2006 Milestone issued 44,068 shares valued at $46,000 to two vendors owed in connection with exhibition facilities and inventory purchases.
In August, 2006 Milestone issued 48,810 shares valued at $51,250 to two current and two former employees as part of annual compensation.
In September, 2006 Milestone issued 17,493 shares valued at $20,250 to one vendor in settlement of investor relation fees.
In December, 2006 Milestone issued 31,786 shares valued at $34,333 to three employees as part of annual compensation.
In January 2005, Milestone issued 43,424 shares valued at $70,000 to Milestone’s outside director of clinical affairs pursuant to a technology agreement to provide Milestone with patent rights.
In 2005, Milestone issued 139,362 shares valued at $372,000 to seven consultants for current and future services, of which $238,166 was recorded as expense in 2005 and $100,501 was recorded as expense in 2006. Milestone also issued options to various consultants and its outside general counsel for which it recorded expense of $110,557 in 2005.
In 2005, Milestone issued 13,496 shares, of which 6,061 shares was bonus and 7,435 shares as part of annual compensation, valued at $30,000 (of which $21,668 was expensed in 2005 and $8,333 was expensed in 2006) to two employees. Milestone also issued 9,965 shares valued at $23,333 to a former employee as part of a severance agreement.
In 2005, Milestone issued 156,098 shares to two vendors in satisfaction of $306,375 payables owed in connection with warehousing and fulfillment services and exhibition facilities.
PREFERRED STOCK
The 25,365 shares of 8% convertible preferred stock outstanding at December 31, 2004 were converted to 4,391 shares of common stock on November 1, 2005 based on a conversion factor of 1:0.1731.
On November 1, 2005, Milestone issued 2,683 common shares in satisfaction of cumulative dividends totaling $4,185 applicable to the 8% convertible preferred stock.
OUTSTANDING WARRANTS
At December 31, 2006 there were 2,614,787 warrants exercisable at prices ranging from $4.89 to $6.00 per share expiring at various dates between January 31, 2007 through April 17, 2009.
In March 2005, as part of the March 2005 private placement, Milestone issued 303,132 warrants exercisable at $4.89 through 2009, of which 202,088 were issued to investors and 101,044 were issued to consultants.
In June 2005, as part of the private placement, Milestone issued 69,200 warrants exercisable at $4.89 through 2009,

MILESTONE SCIENTIFIC INC.
NOTES TO FINANCIAL STATEMENTS
of which 68,000 were issued to investors and 1,200 to consultants.
SHARES RESERVED FOR FUTURE ISSUANCE
At December 31, 2006 there were 4,288,288 shares reserved for future issuance including 813,999 shares underlying stock options available under the Plans, 3,173,253 shares underlying other stock options and warrants that were outstanding at December 31, 2006 and 337,036 shares to be issued in settlement of deferred compensation.
AGREEMENTS TO ISSUE COMMON STOCK AND STOCK OPTIONS
Under an agreement, the Company’s marketing associate for a consumer tooth whitening product agreed to purchase at $3.00 per share 500,000 shares of Milestone common stock in quarterly installments of 125,000 shares within 10 days after the end of each of the four fiscal quarters commencing July 1, 2005. Milestone is not required to sell these shares unless the associate has purchased at least 625,000 starter kits in the first quarter, at least 1,250,000 starter kits in the first two quarters and at least 1,875,000 starter kits in the first three quarters. Further, at Milestone’s option, all shares previously purchased must be returned to Milestone and all monies paid to Milestone returned to the associate if it has not purchased an aggregate of at least 3,000,000 starter kits for the twelve-month period ending June 30, 2006.
This agreement has been repeatedly extended for the associate’s commitment to purchase common stock. As of December 31, 2006, no shares have been purchased.
NOTE I — STOCK OPTION PLANS
In 1997, the Board of Directors approved the adoption of the 1997 Stock Option Plan. The 1997 Stock Option Plan provides for the grant of options to purchase up to 166,667 shares of Milestone’s common stock. In 1999, the Plan was amended, providing for the grant of options to purchase up to 333,333 shares of Milestone’s common stock. Options may be granted to employees, officers, and directors of Milestone for the purchase of common stock of Milestone at a price not less than the fair market value of the common stock on the date of the grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant.
In July 2004, the Board of Directors approved the adoption of the 2004 Stock Option Plan. The 2004 Stock Option Plan provides for the grant of options to purchase up to 500,000 shares of Milestone’s common stock. Options may be granted to employees, officers, directors and consultants of Milestone for the purchase of common stock of Milestone at a price not less than the fair market value of the common stock on the date of the grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant.
A summary of option activity for employees under the plans as of December 31, 2006, and changes during the year then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price	Life (Years)	Value
Outstanding, January 1, 2006	453,167	2.63	3.60	—
Granted	147,000	1.12	4.92	—
Exercised	—	—	—	—
Forfeited or expired	172,333	3.26	2.62	—
Outstanding, December 31, 2006	427,834	1.85	3.34	$32,360
Exercisable, December 31, 2006	277,167	2.05	3.22	$14,883

		WEIGHTED	WEIGHTED
	NUMBER	AVERAGE	AVERAGE
	OF	EXERCISE	GRANT DATE
	OPTIONS	PRICE	FAIR VALUE
Vested Options
Outstanding at beginning of period	366,166	$2.40
Exercised	0	$0.00
Vested Options	75,334	$2.84
Expired	(164,333)	$3.18
Outstanding at end of period	277,167	$2.05

NONVESTED OPTIONS
Nonvested at beginning of period	87,001	$3.60	$0.78
Granted	147,000	$1.12	$0.93
Vested	(75,334)	$2.84	$1.01
Forfeited	(8,000)	$4.92	$1.38
Nonvested at end of period	150,677	$1.49	$0.78
Milestone recognizes compensation expense on a straight line basis over the requisite service period. During the year ended December 31, 2006 Milestone recognized $41,489 of total compensation cost related to options that vested during the year. As of December 31, 2006, there was $109,313 of total unrecognized compensation cost related to nonvested options which Milestone expects to recognize over a weighted average period of one and a quarter years.
A summary of option activity for non-employees under the plans as of December 31, 2006, and changes during the year ended is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price	Life (Years)	Value
Outstanding, January 1, 2006	574,131	4.11	—	—
Granted	100,000	3.50	—	—
Exercised	—	—	—	—
Forfeited or expired	(151,665)	5.78	—	—
Outstanding, December 31, 2006	522,466	3.51	3.17	—
Exercisable, December 31, 2006	310,910	3.43	3.17	—

		WEIGHTED
	NUMBER	AVERAGE
	OF	EXERCISE
	OPTIONS	PRICE
Vested Options
Outstanding at beginning of period	222,862	$4.30
Exercised	0	$0.00
Vested Options	139,711	$3.56
Expired	(51,663)	$2.55
Outstanding at end of period	310,910	$3.43

NONVESTED OPTIONS
Nonvested at beginning of period	351,267	$4.00
Granted	100,000	$3.50
Vested	(139,711)	$3.56
Forfeited	(100,000)	$4.89
Nonvested at end of period	211,556	$3.63
The weighted average grant date fair value of options granted to non-employees during the year ended December 31, 2006 was $0.47. The fair value of the options was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: excepted life of 2 years; volatility of 123% and risk-free interest rate of 4.52%. During the year ended December 31, 2006 Milestone recognized $95,328 of expense related to non-employee options that vested during the year.

MILESTONE SCIENTIFIC INC.
NOTES TO FINANCIAL STATEMENTS

MILESTONE SCIENTIFIC INC.
NOTES TO FINANCIAL STATEMENTS
NOTE J — EMPLOYMENT CONTRACT AND DEFERRED COMPENSATION
Milestone entered into an employment agreement with the CEO for a five-year term commencing January 1, 2004. Under the new agreement, the CEO will receive base compensation of $300,000 per year, payable one half in cash and one half in common stock valued at the average closing price of the common stock during the first 15 trading days in the month of December during each year of the term. While the number of shares to be issued will be determined each year, the stock will not be issuable until the end of the term of the agreement. In addition, the CEO may earn annual bonuses up to an aggregate of $300,000, payable one half in cash and one half in common stock, contingent upon Milestone achieving predetermined annual operating cash flow, revenue and earning targets as defined in the employment agreement. No bonuses were earned in 2005 or 2006.
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

MILESTONE SCIENTIFIC INC.
NOTES TO FINANCIAL STATEMENTS
In accordance with the employment contract, as of December 31, 2006, 337,036 shares of common stock are to be paid out at the end of the contract in settlement of $450,000 of accrued deferred compensation and, accordingly, such amount has been classified in stockholders’ equity with the common shares classified as to be issued.
NOTE K — INCOME TAXES
The Company’s expected federal income tax benefit computed at the statutory rate (34%) on the pre-tax loss amounted to $1,071,000 in 2006 and $936,000 in 2005. Such benefit was not recognized in the accompanying financial statements due to Milestone’s history of past operating losses, which required full valuation allowances for all of Milestone’s deferred tax assets at December 31, 2006 and 2005.
Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Current assets
Allowance for doubtful accounts	$7,000	$11,000
Inventory allowance	179,000	11,000
Deferred compensation	150,000	120,000

Subtotal	336,000	142,000
Valuation allowance	(336,000)	(142,000)

Current deferred tax asset	$—	$—

Non-current assets
Net operating loss carryforward	$17,000,000	$15,800,000
Valuation allowance	$(17,000,000)	(15,800,000)

Non-current deferred tax asset	$—	$—

     The allowance increased by $1,424,000 and $3,061,000 for the years ended December 31, 2006 and 2005, respectively.
As of December 31, 2006, Milestone has Federal net operating loss carryforwards of approximately $42,500,000 that will be available to offset future taxable income, if any, through December 2026. The utilization of Milestone’s net operating losses may be subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization. Milestone has established a 100% valuation allowance for all of its deferred tax assets due to uncertainty as to their future realization.
NOTE L — PRODUCT SALES AND SIGNIFICANT CUSTOMERS
     Milestone’s sales by product and by geographical region are as follows:

MILESTONE SCIENTIFIC INC.
NOTES TO FINANCIAL STATEMENTS

	Year Ended December 31,
	2006	2005
CompuDent	$1,461,692	$1,869,841
Handpieces	3,815,641	3,617,662
Other	289,092	287,891

	$5,566,425	$5,775,394

United States	$4,147,280	$4,323,058
Canada	309,451	338,255
Other foreign	1,109,694	1,114,081

	$5,566,425	$5,775,394

During the years ended December 31, 2006 and 2005, Milestone had sales to one customer (a worldwide distributor of Milestone’s products based in South Africa) of approximately $944,543 and $893,435, respectively. This represented 17% and 16% of the total net product sales for 2006 and 2005, respectively. Accounts receivable from this customer amounted to approximately $249,320 representing 72% of net accounts receivable at December 31, 2006.
During 2006, Milestone earned royalty income of $277,752 from the licensee of Milestone’s proprietary consumer dental whitening product, which is sold under Milestone’s distributor’s trademark, Ionic White.
NOTE M — COMMITMENTS AND OTHER
(1) Lease Commitments
Milestone leases office space under a noncancelable operating lease with a base rental of $87,808 per annum which was amended in April 2004 to extend the lease expiration date through June 30, 2009. This lease provides for escalations of Milestone’s share of utilities and operating expenses. Milestone also leases office and telecom equipment under operating leases with payments ranging from $825-$6,264 per annum.
     Aggregate minimum rental commitments under noncancelable operating leases are as follows:

Year Ending December 31,
2007	$103,484
2008	100,801
2009	54,696
2010	9,564
2011	4,698

$273,243

For the years ended December 31, 2006 and 2005, rent expense amounted to approximately $98,066 and $107,404, respectively.
(2) Contract Manufacturing Arrangement

MILESTONE SCIENTIFIC INC.
NOTES TO FINANCIAL STATEMENTS
Milestone has informal arrangements for the manufacture of its products. CompuDent and CompuMed units are manufactured for Milestone by Tricor Systems, Inc. pursuant to specific purchase orders. The Wand disposable handpiece is manufactured for Milestone in Mexico pursuant to scheduled production requirements. The Wand Handpiece with Needle is supplied to Milestone by the licensee of Milestone’s proprietary consumer dental whitening product, which arranges for its manufacture by manufacturers in China.
The termination of the manufacturing relationship with any of the above manufacturers could have a material adverse effect on Milestone’s ability to produce and sell its products. Although alternate sources of supply exist and new manufacturing relationships could be established, Milestone would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, whether or not as a result of termination of such a relationship, would adversely affect Milestone.
(3) Other Commitments
The technology underlying our SafetyWand, the CompuFlo and an improvement to the controls for CompuDent were developed by our Director of Clinical Affairs and assigned to us. We purchased this technology pursuant to an agreement dated January 1, 2005, for, 43,424 shares of restricted common stock and $145,000 in cash, payable on April 1, 2005. In addition, he will receive additional payments of 2.5% of our total sales of products using certain of these technologies, and 5% of our total sales of products using certain other of the technologies. In addition, he is granted, pursuant to the agreement, an option to purchase, at fair market value on the date of the grant, 8,333 shares of our common stock upon the issuance of each additional patent relating to these technologies. If products produced by third parties use any of these technologies (under license from us) then he will receive the corresponding percentage of the consideration received by us for such sale or license. In 2006 Milestone paid the Director royalty expenses of $39,412 and granted him 10,000 options.
We acquired the technology underlying our CoolBlue Professional Whitening and Ionic White Consumer Whitening Products.. Under the terms of a licensing agreement with a third party manufacturer, we will receive licensing fees resulting from the sales of the consumer whitening product. A royalty of 7% of licensing fees resulting from the sales of the consumer whitening product will be paid. In 2006 Milestone paid royalty expenses of $19,443 and in 2005 Milestone paid royalty expenses of $46,042. In addition, Milestone committed to pay royalties of 5% of our licensing fees generated from the sale of the consumer whitening product to an unrelated entity which assisted in bringing the CoolBlue and Ionic White product lines to Milestone. Royalties paid to this entity were $13,588 for the year ended December 31, 2006 and $32,888 for 2005.
(4) Other Income
Other income in 2006 consists of $283,107 paid to Milestone for sale of tax credits under the New Jersey Technology Business Tax Certificate Transfer Program. Other income in 2005 consists of $400,000 paid to Milestone for the purchase of certain rights held by Milestone.
NOTE N — RELATED PARTY TRANSACTIONS
For the years ended December 31, 2006 and 2005 Milestone paid $1,299 and $28,830 to the wife of Milestone’s CEO, for professional services, principally related to income tax compliance.