Form 10QSB
period 2007-03-31
MILESTONE SCIENTIFIC INC/NJ
filed 2007-05-16
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
Mark One

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-14053
MILESTONE SCIENTIFIC INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3545623

State or other jurisdiction or organization)	(I.R.S. Employer Identification No.)
220 South Orange Avenue, Livingston, New Jersey 07039

(Address of principal executive office)
(973) 535-2717

(Registrant’s telephone number, including area code)
     Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of May 15, 2007, the Issuer had a total of 11,703,267 shares of Common Stock, $.001 par value, outstanding.

FORWARD LOOKING STATEMENTS
When used in this Quarterly Report on Form 10-QSB, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect Milestone Scientific Inc.’s (“Milestone”)’s future plans of operations, business strategy, results of operations and financial condition. Milestone wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in Milestone’s reports and registration statements filed with the Securities and Exchange Commission (the “Commission”). Milestone disclaims any intent or obligation to update such forward-looking statements.

MILESTONE SCIENTIFIC INC.

MILESTONE SCIENTIFIC INC.
CONDENSED BALANCE SHEETS

	March 31, 2007
	(Unaudited)	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$451,202	$1,160,116
Accounts receivable , net of allowance for doubtful accounts of $21,441 in 2007 and $16,519 in 2006	1,414,132	346,619
Royalty receivable	47,936	60,107
Inventories	1,224,412	1,323,338
Advances to contract manufacturer	1,096,935	1,077,871
Prepaid expenses	122,558	97,073

Total current assets	4,357,175	4,065,124
Investment in distributor, at cost	76,319	76,319
Equipment, net of accumulated depreciation of $427,767 as of March 31, 2007 and $402,914 as of December 31, 2006	449,720	459,259
Patents, net of accumulated amortization of $47,651 as of March 31, 2007 and $41,939 as of December 31, 2006	521,042	526,753
Other assets	13,206	14,153

Total assets	$5,417,462	$5,141,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,462,020	$1,196,107
Accrued expenses	449,137	232,076
Deferred compensation payable to officers	44,497

Total current liabilities	1,955,654	1,428,183

Stockholders’ Equity
Common stock, par value $.001; authorized 50,000,000 shares; 11,707,637 shares issued, 337,036 shares to be issued, and 11,674,304 shares outstanding	12,046	12,031
Additional paid-in capital	58,003,614	57,720,129
Accumulated deficit	(53,642,336)	(53,107,219)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)

Total stockholders’ equity	3,461,808	3,713,425

Total liabilities and stockholders’ equity	$5,417,462	$5,141,608

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006

Product sales, net	$2,262,027	$1,560,919
Royalty income	47,936	136,837

Total revenue	2,309,963	1,697,756

Cost of products sold	831,210	751,162
Royalty expense	5,752	16,421

Total cost of revenue	836,962	767,583

Gross profit	1,473,001	930,173

Selling, general and administrative expenses	1,836,888	1,479,714
Research and development expenses	178,566	163,442

Total operating expenses	2,015,454	1,643,156

Loss from operations	(542,453)	(712,983)

Interest income	7,336	27,404

Net loss applicable to common stockholders	$(535,117)	$(685,579)

Loss per share applicable to common stockholders — basic and diluted	$(0.05)	$(0.06)

Weighted average shares outstanding and to be issued — basic and diluted	11,958,098	11,741,578

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2007
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance, January 1, 2007	12,029,672	$12,031	$57,720,129	$(53,107,219)	$(911,516)	$3,713,425
Common stock issued for exercised options	10,000	10	8,290			8,300
Common stock and options issued for payment of consulting services			240,438			240,438
Common stock and options issued for payment of employee compensation	5,001	5	34,757			34,762
Net loss				(535,117)		(535,117)

Balance, March 31, 2007	12,044,673	$12,046	$58,003,614	$(53,642,336)	$(911,516)	$3,461,808

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(535,117)	$(685,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	24,853	24,300
Amortization of patents	5,712	5,712
Common stock issued for exercised options	8,300	—
Common stock and options issued for compensation, consulting, and vendor services	275,201	91,058
Other	—	1,918
Bad debt expense	5,688	7,743
Changes in operating assets and liabilities:
Accounts receivable	(1,073,202)	(158,651)
Royalty receivable	12,171	48,864
Inventories	98,926	25,656
Advances to contract manufacturer	(19,064)	(143,857)
Prepaid expenses	(25,485)	11,040
Other assets	947	2,514
Accounts payable	265,914	122,615
Accrued expenses	217,059	158,270
Deferred compensation	44,497	43,333

Net cash used in operating activities	(693,600)	(445,064)

Cash flows from investing activities:
Purchases of property and equipment	(15,314)	—
Payment for patent rights	—	(2,805)

Net cash used in investing activities	(15,314)	(2,805)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(708,914)	(447,869)
Cash and cash equivalents at beginning of period	1,160,116	2,892,679

Cash and cash equivalents at end of period	$451,202	$2,444,810

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Summary of accounting policies
The unaudited financial statements of Milestone Scientific Inc. (“Milestone”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 included in Milestone’s Annual Report on Form 10-KSB. The accounting policies used in preparing these unaudited financial statements are the same as those described in the December 31, 2006 financial statements.
In the opinion of Milestone, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone’s financial position as of March 31, 2007 and the results of its operations for the three months ended March 31, 2007 and 2006.
The results reported for the three months ended March 31, 2007 are not necessarily indicative of the results of operations which may be expected for a full year.
The Company has incurred recurring operating losses and negative operating cash flows since its inception. At March 31, 2007, the Company had cash and cash equivalents and working capital of $451,000 and $2,402,000, respectively. The Company is actively pursuing generation of positive cash flows from operating activities through increases in revenues and reductions in operating expenses. The Company believes that its current resources will be sufficient to fund its planned operations at the current level for at least through March 31, 2008.
Note 2— Use of Estimates
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
Note 3 — Royalty receivable
Royalty receivable represents the royalty due from United Systems Inc, the licensee of Milestone’s proprietary consumer dental whitening product, which is sold under Milestone’s distributor’s trademark of Ionic White™.
Note 4 — Inventories
Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market.
Note 5 — Advances to contract manufacturer
Advances to contract manufacturer represent deposits to the Company’s contract manufacturer to fund future inventory purchases.

Note 6 — Basic and diluted net loss per common share
Milestone presents “basic” earnings (loss) per common share and, if applicable, “diluted” earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic earnings (loss) per common shares is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding and to be issued during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, warrants, and the conversion of notes payable and preferred stock were issued during the period.
Since Milestone had net losses for the three months ended March 31, 2007 and 2006, the assumed effects of the exercise of outstanding stock options and warrants and the conversion of preferred stock into common stock were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, warrants and preferred stock totaled 3,644,920 and 3,605,085 at March 31, 2007 and 2006, respectively.
Note 7 — Significant Customer
Milestone had one customer who accounted for approximately 49% of its net sales for the three months ended March 31, 2007 and 25.3% of its net sales for the prior year period. At March 31, 2007, receivables from two customers accounted for approximately 70% and 16% respectively of Milestone’s total accounts receivable.
Note 8 —Stock Option Plans
Milestone adopted SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123”, under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements over the service period, as an operating expense, based on the grant-date fair values. Pro-forma disclosure is no longer an alternative. As a result of adopting SFAS 123R, the Company recognizes as compensation expense in its financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock option plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25.
Employees: As of March 31, 2007, there were 137,667 outstanding options granted under the Milestone 1997 Stock Option Plan and 235,000 outstanding options granted under the Milestone 2004 Stock Option Plan. As a result of adopting Statement of Financial Accounting Standards No.123 (revised 2004), “Share-Based Payment”, the Company recognized $20,762 in share-based compensation expense and a corresponding increase in net loss for the three months ended March 31, 2007. This share-based compensation expense had minimal impact on the Company’s basic and diluted earnings per share.
The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model.
Expected volatilities are based on historical volatility of the company’s common stock. The company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of the option granted is estimated based on historical behavior of employees and represents the period of time that options granted are expected to be outstanding. A summary of option activity under the plan as of March 31, 2007, and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
Options	Options	Price	Life (Years)	Value
Outstanding, January 1, 2007	427,834	1.83	3.3	—
Granted	—	—	—	—
Exercised	(10,000)	—	—	—
Forfeited or expired	(45,167)	0.00	0.0	—

Outstanding, March 31, 2007	372,667	1.83	3.29	516,652

Exercisable, March 31, 2007	250,889	2.04	3.06	300,918

As of March 31, 2007, there was $59,546 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of two and a half years.
Non-Employees: As of March 31, 2007, there were 347,666 outstanding options granted under the Milestone 1997 Stock Option Plan and 291,667 outstanding options granted under the Milestone 2004 Stock Option Plan. The Company recognized $227,938 in share-based compensation expense in net loss for the three months ended March 31, 2007. This share-based compensation expense had minimal impact on the Company’s basic and diluted earnings per share.
The weighted average grant date fair value of options to nonemployees during the period ended March 31, 2007 was $2.46.
The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in the three months ended March 31, 2007: dividend yield of 0%; expected volatility of 90.%; risk free interest rate of 4.52%; and expected lives of 2.5 years.
Expected volatilities are based on historical volatility of the company’s common stock. The company uses historical data to estimate option exercise and nonemployee termination within the valuation model. The expected term of the option granted is estimated based on historical behavior of nonemployees and represents the period of time that options granted are expected to be outstanding. A summary of option activity under the plan as of March 31, 2007, and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average
		average	Remaining	Aggregate
	Number of	exercise	Contractual	Intrinsic
	Options	price of options	Life (Years)	Value
Outstanding, January 1, 2007	522,466	$3.51	0	—
Granted	125,000	1.75	—	—
Exercised	0		—	—
Forfeited or expired	(8,333)	4.92	0	—

Outstanding, March 31, 2007	639,133	3.15	3.17	—

Exercisable, March 31, 2007	352,577	3.47	3.17	—

As of March 31, 2007, there was $140,134 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of two years.
Note 9 — Agreements to Issue Common Stock and Stock Options
Under an agreement, the Company’s marketing associate for a consumer tooth whitening product agreed to purchase at $3.00 per share 500,000 shares of Milestone common stock in quarterly installments of 125,000 shares within 10 days after the end of each of the four fiscal quarters commencing July 1, 2005. Milestone is not required to sell these shares unless the associate has purchased at least 625,000 starter kits in the first quarter, at least 1,250,000 starter kits in the first two quarters and at least 1,875,000 starter kits in the first three quarters. Further, at Milestone’s option, all shares previously purchased must be returned to Milestone and all monies paid to Milestone returned to the associate if it has not purchased an aggregate of at least 3,000,000 starter kits for the twelve-month period ending June 30,2006.
This agreement has been repeatedly extended for the associate’s commitment to purchase common stock. As of March 31, 2007, no shares have been sold under this agreement, as the associate did not purchase the minimum amount of starter kits.
Note 10- Recent Accounting pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three months ended March 31, 2007.
In February 2007, the Financial Accounting Standards Board issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). FASB 159 is effective for us on January 1, 2008. We are currently evaluating the possible impact of adopting FASB No. 159 on our consolidated financial statements.
In September 2006, the Financial Accounting Standards Board issued FASB 157, “Fair Value Measurements”. FASB 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect adoption of FASB No. 157 to have material effect on its results of operations or financial position.
ITEM 2. Management’s Discussion and Analysis or Plan of Operation.
OVERVIEW
          The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Form 10-QSB. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth in our Form 10-KSB for the year ended December 31, 2006.
     During the first quarter of 2007, the Company made considerable progress in advancing its refined business strategy primarily focused on the development, commercialization and global marketing and distribution of innovative painless injection products based on its patented core technology, CompuFlo. Particular emphasis has been concentrated on bringing our patented and novel Single Tooth Anesthesia (STA) delivery system to market, which incorporates the “pressure force feedback” elements of the CompuFlo technology, allowing dental practitioners to accurately administer injections into the periodontal ligament space, thus effectively anesthetizing a single tooth.

     In 2007, Milestone finalized an Exclusive Distribution and Supply Agreement with Henry Schein, Inc., one of the world’s largest medical and dental distribution companies, to become the exclusive distributor of the STA and CompuDent systems (and related ancillary products) in both North America and Canada. We also granted Henry Schein first right of refusal on distribution rights of the same products in the international marketplace, excluding Poland, Norway, Sweden, Denmark and South Africa, where we have already identified alternative sales and distribution partners.
     In February 2007, the STA was formally unveiled to market at the 142nd Chicago Dental Society Midwinter Meeting, one of the largest dental trade events held each year in the U.S. In late March, we began fulfilling purchase orders from Henry Schein for the STA, with revenue recognition occurring upon shipment. This resulted in a material improvement in our domestic sales during the first quarter of this year, due to the impact of $632,309 in sales of STA systems and $20,545 in sales of STA disposable handpieces.
     The initial controlled soft introduction of our STA delivery system in the U.S. and Canada was designed to develop grass-roots support in the field prior to our full scale launch of the STA system scheduled to occur in the fourth quarter of this year or during the first quarter of 2008. The initial shipments of the STA delivery system to Henry Schein’s customers should help to generate opportunities to promote much more rapid market adoption of the product by dental professionals. Further, early adopters of the STA System should prove to be valuable sources of insight and information regarding the powerful functionality and user benefits of the system, helping us to build a meaningful library of product testimonials and a solid base of professional references that will support and promote Henry Schein’s sales and marketing efforts over time.
     Despite a reduced focus on supporting formal sales and marketing initiatives associated with our legacy dental injection system, CompuDent, domestic sales of the legacy product modestly improved in the first quarter of 2007, increasing to $287,227 compared to $221,794 in the first quarter of 2006. Moreover, domestic sales of our disposable handpieces used in conjunction with CompuDent increased to $911,971 from $741,654 on a comparable first quarter over first quarter basis for 2007 and 2006, respectively.
     International sales, overall, were down in the first quarter of this year due largely to our foreign distributors’ anticipation of the commercial availability of our STA system, which circumvented pro-active marketing of the CompuDent system primarily in the European markets. We are currently advancing through the regulatory process of obtaining a CE Mark for the STA system, which will permit sales and marketing of the system in European Union (EU) countries. Once received, we will support a formal international market launch of the product at that time, which we anticipate will occur later this year. Although CompuDent system sales decreased, international sales of disposable handpieces to current users of the CompuDent system grew 22%, rising to $291,961 in the first three months of this year from $239,146 in the comparable period in the previous year.
     Milestone will continue to reinforce and support its growing international sales and distribution channels. By doing so, we hope to materially expand our global market penetration of the professional medical and dental industries and drive broad brand awareness and appreciation for both our legacy and newly commercialized painless injection solutions.
     In the first quarter of 2007, we signed a Collaboration Agreement with Carticept Medical, Inc., an Atlanta-based company developing and commercializing advanced medical device technology for the minimally-invasive treatment of cartilage damage and osteoarthritis. Milestone and Carticept have agreed to collaborate, at Carticept’s cost, on the development of a specialized Injection System for the treatment of arthritic joints. The Injection System will use our patented CompuFlo technology to painlessly inject Carticept’s proprietary products into the intra-articular joint space. Once Carticept is satisfied that the prototype meets predetermined performance benchmarks, then Carticept and Milestone will develop a professional version of the System suitable for commercialization and distribution to the professional medical markets.
          The Carticept agreement represented a significant step forward in our efforts to pursue strategic partnerships and revenue sharing collaborations with established industry leaders who share our interest in leveraging CompuFlo to develop new, cutting edge solutions capable of addressing many of the more than 700 market applications identified in the independent research study we commissioned in 2006. As we progress through 2007, we will continue to work towards identifying other strategic opportunities for joint development projects using CompuFlo as the impetus for new product development.
          Selling, general and administrative expenses for the first quarter increased, reflecting spending associated with the soft domestic market launch of the STA, which included expenses associated to advertising, trade show and sales training and support. The rise in selling, general and administrative expenses was also attributable to a non-cash charge of $248,700 associated with the accounting for share based compensation expense. The total increase was offset by our continued attention on strict cost containment in our general operating activities. Related research and development expenses for STA and CompuFlo totaled $178,566 for the first quarter period of 2007. While this total represented 10% of the total operating expenses, the continued investment in these development and commercialization programs is crucial for our Company’s future success.
          The following table shows a breakdown of our product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Three Months Ended March 31,
	2007		2006

DOMESTIC
CompuDent	$287,227	15.1%	$221,794	21.4%
STA units	632,309	33.2%	—	0.0%
Handpieces	911,971	47.9%	741,654	71.6%
STA handpieces	20,545	1.1%	0	0.0%
Other	52,293	2.7%	72,547	7.0%

Total Domestic	$1,904,344	100.0%	$1,035,995	100.0%

INTERNATIONAL
CompuDent	$51,080	14.3%	$231,908	44.2%
Handpieces	291,961	81.6%	239,146	45.5%
Other	14,642	4.1%	53,870	10.3%

Total International	$357,683	100.0%	$524,924	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$1,904,344	84.2%	$1,035,995	66.4%
International	357,683	15.8%	524,924	33.6%

Total Product Sales	$2,262,027	100.0%	$1,560,919	100.0%

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
Results of Operations
          The results of operations for the three months ended March 31, 2007 reflect a stable growth of our user base, well controlled expenditures necessary to expand our market, and significant investment in new product development. The net loss for the three months ended March 31, 2007 represents a 22% improvement from the same period in 2006.
          The following table sets forth, for the periods presented, statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

	Three Months Ended March 31
	2007		2006

Products sales, net	$2,262,027	98%	$1,560,919	92%
Royalty income	47,936	2%	136,837	8%

Total revenue	2,309,963	100%	$1,697,756	100%

Cost of products sold	831,210	36%	751,162	44%
Royalty expense	5,752	—	16,421	—

Total cost of revenue	836,962	36%	767,583	45%

Gross Profit	1,473,001	64%	930,173	55%

Selling, general and administrative expenses	1,836,888	79%	1,479,714	87%
Research and development expenses	178,566	8%	163,442	10%

Total operating expenses	2,015,454	87%	1,643,156	97%

Loss from operations	(542,453)	-23%	(712,983)	-42%
Other income — interest	7,336	0%	27,404	2%

Net loss	$(535,117)	-23%	$(685,579)	-40%

Three Months ended March 31, 2007 compared to three months ended March 31, 2006
          Total revenues for the three months ended March 31, 2007 and 2006 were $2,309,963 (product sales of $2,262,027 and royalty income of $47,936) and $1,697,756, respectively. The $701,108 or 44.9% increase in net product sales is primarily related to STA unit and handpiece sales of $652,854 which did not exist in this same period last year. STA unit and handpiece sales are entirely domestic thru the first quarter. Domestic revenue from CompuDent units increased $65,433 or 29.5%, while international revenue declined $180,828 or 78% from year earlier levels. Disposable handpiece sales increased $170,317 or 23.0% domestically while international sales increased $52,815 or 22.1% reflecting the continuing increase in the expanding base of CompuDent units in service. The amount of $47,936 or 2% of total revenue is royalty income from granting United Systems Inc. a license to manufacture, market, and sublicense the Ionic White to the consumer market. Royalty income (net of royalty expenses) declined $78,232 or 65.0% reflecting retail competition in this increasingly highly competitive market.
          Cost of products sold for the three months ended March 31, 2007 and 2006 were $831,210 and $751,162, respectively. The $80,048 or 10.6% increase is primarily attributable to the additional cost of goods sold for the higher revenues previously discussed. Royalty expense related to the royalty income from the sales of the Ionic White ™ tooth whitening system was $5,752 for the three months ended March 31, 2007, a decrease from last year of $10,669 or 65.% as a result of lower royalties due to the market conditions described above. For the three months ended March 31, 2007, Milestone generated a gross profit of $1,473,001 or 64% as compared to a gross profit of $930,173 or 55% for the same period in 2006. Excluding the net royalty income (net of royalty expense) of $42,184 which has a gross profit of 88%, gross profit of products sales was $1,430,817 or 63% in 2006, representing a 21% increase in gross profit over the same period in 2006.

          Selling, general and administrative expenses for the three months ended March 31, 2007 and 2006 were $1,836,888 and $1,479,714, respectively. The $157,174 or 10.6% increase is attributable primarily to a non-cash charge of $248,700 associated with the accounting for share based compensation expense, as well as costs associated to the soft domestic market launch of the STA delivery system, including costs related to advertising, trade show participation and sales training and support.
          Research and development expenses for the three months ended March 31, 2007 and 2006 were $178,566 and $163,442, respectively. These costs are primarily associated with the development of Milestone’s Single Tooth Anesthetic (STA) delivery system and continuing efforts on the CompuFlo™ technology.
          Loss from operations for the three months ended March 31, 2007 and 2006 was $542,453 and $712,983, respectively. The $170,530 or 24% decrease in loss from operations is the primarily the result of increased revenue at higher gross profit %’s.
          Interest income of $7,336 was earned in the three months ended March 31, 2007 compared to $27,404 earned for the same period in 2006. The decrease of $20,068 or 73% in interest income is the result of a decreased average cash balance.
          For the reasons explained above, net loss for the three months ended March 31, 2007 was $535,117 as compared to a net loss of $685,579 for the same period in 2006. The $150,462 or 22.0% decrease in net loss is primarily a result of the increased total revenue and the increased gross profit % partially offset by the increased operating expenses.
Cash flow results
          As of March 31, 2007, Milestone had cash and cash equivalents of $451,202 and working capital of $2,401,521.
          For the three months ended March 31, 2007, Milestone’s net cash used in operating activities was $693,600. This was attributable primarily to a net loss of $535,117 adjusted for noncash items of $64,002 (of which $24,853 was depreciation expense; $5,712 was amortization of patents; $283,501 was stock and options issued for compensation, consulting, and vendor services; $5,688 was bad debt expense); a $1,073,202 increase in accounts receivable; a $12,171 decrease in royalty receivable; a $98,926 decrease in inventories; a $19,064 increase in advances to contract manufacturer; a $25,485 increase in prepaid expenses; a $947 decrease in other assets; a $482,973 increase in accounts payable and accrued expenses; and, a $44,497 increase in deferred compensation.
          Management believes that existing financial resources coupled with expected cash flow from operations are sufficient to meet Milestone’s capital needs for at least the next 12 months. However, if Milestone determines that it is in its best interests to increase funding for the development of various proposed medical products from its own resources, rather than relying on the advancement of development funds by existing or potential development partners, if development partners willing to fund certain development activities cannot be found or if cash flow from operations is less than now expected, Milestone may need to raise additional capital. No assurances can be given that additional capital, if required, can be raised on terms and conditions satisfactory to Milestone. If additional capital is required and it cannot be raised, then Milestone could be forced to curtail medical product development activities, cut marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect long-term growth prospects.
Liquidity and Capital Resources

          Milestone incurred net losses of approximately $535,000 and $686,000 and negative cash flows from operating activities of approximately $694,000 and $445,000 during the three months ended March 31, 2007 and 2006, respectively.
ITEM 3. CONTROLS AND PROCEDURES
a)	Evaluation of Disclosure Controls and Procedures. Milestone’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of Milestone’s “disclosure controls and procedures” (as defined in the Securities Exchange Act, Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Milestone’s disclosure controls and procedures were effective, as of the date of their evaluation, for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by Milestone under the Securities Exchange Act of 1934.

b)	Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Milestone’s internal control over fiscal reporting.

PART II
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
     In the quarter ended March 31, 2007, Milestone issued total 15001 shares valued at $22,300.
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

/s/David Cohn
David Cohn
Chief Financial Officer

Dated: May 16, 2007