Form 10QSB
period 2007-06-30
MILESTONE SCIENTIFIC INC/NJ
filed 2007-08-16
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
Mark One

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
     Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of August 14, 2007, the Issuer had a total of 11,724,516 shares of Common Stock, $.001 par value, outstanding.

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

MILESTONE SCIENTIFIC INC.
I N D E X

MILESTONE SCIENTIFIC INC.
CONDENSED BALANCE SHEETS

	June 30, 2007
	(Unaudited)	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$192,527	$1,160,116
Accounts receivable, net of allowance for doubtful accounts of $79,612 in 2007 and $16,519 in 2006	699,421	346,619
Royalty receivable	35,834	60,107
Inventories	1,566,027	1,323,338
Advances to contract manufacturer	1,149,121	1,077,871
Prepaid expenses	45,225	97,073

Total current assets	3,688,155	4,065,124
Investment in distributor, at cost	76,319	76,319
Equipment, net of accumulated depreciation of $416,119 in 2007 and $402,914 in 2006	432,765	459,259
Patents, net of accumulated amortization of $53,362 in 2007 and $41,938 in 2006	515,329	526,753
Other assets	12,261	14,153

Total assets	$4,724,829	$5,141,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,858,081	$1,196,107
Accrued expenses	233,948	232,076
Deferred compensation payable to officers	75,000

Total current liabilities	2,167,029	1,428,183

Stockholders’ Equity
Common stock, par value $.001; authorized 50,000,000 shares; 11,757,849 shares issued, 337,036 shares to be issued, and 11,724,516 shares outstanding in 2007; 11,692,636 shares issued, 337,036 shares to be issued, and 11,659,303 shares outstanding in 2006	12,096	12,031
Additional paid-in capital	58,168,474	57,720,129
Accumulated deficit	(54,711,254)	(53,107,219)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)

Total stockholders’ equity	2,557,800	3,713,425

Total liabilities and stockholders’ equity	$4,724,829	$5,141,608

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Product sales, net	$1,770,337	$1,425,821	$4,032,364	$2,986,740
Royalty income	35,834	49,473	83,770	186,310

Total revenue	1,806,171	1,475,294	4,116,134	3,173,050

Cost of products sold	955,274	688,124	1,786,484	1,439,286
Royalty expense	(7,338)	5,637	(1,586)	22,057

Total cost of revenue	947,936	693,761	1,784,898	1,461,343

Gross profit	858,235	781,533	2,331,236	1,711,707

Selling, general and administrative expenses	1,809,554	1,369,497	3,646,442	2,849,212
Research and development expenses	121,398	390,741	299,964	554,183

Total operating expenses	1,930,952	1,760,238	3,946,406	3,403,395

Loss from operations	(1,072,717)	(978,705)	(1,615,170)	(1,691,688)

Interest income	3,799	24,690	11,135	52,094

Net loss	$(1,068,918)	$(954,015)	$(1,604,035)	$(1,639,594)

Loss per share — basic and diluted	$(0.09)	$(0.08)	$(0.13)	$(0.14)

Weighted average shares outstanding and to be issued - basic and diluted	12,043,103	11,768,940	12,020,790	11,755,335

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2007
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance, January 1, 2007	12,029,672	$12,031	$57,720,129	$(53,107,219)	$(911,516)	$3,713,425
Common stock issued from exercise of stock options	46,667	47	54,554			54,601
Common stock and options issued for consulting services	—	—	251,702			251,702
Common stock and options issued for payment of employee compensation	18,546	18	142,089			142,107
Net loss				(1,604,035)		(1,604,035)

Balance, June 30, 2007	12,094,885	$12,096	$58,168,474	$(54,711,254)	$(911,516)	$2,557,800

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,604,035)	$(1,639,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	50,262	48,661
Amortization of patents	11,424	11,424
Common stock and options issued for compensation and consulting	393,809	133,013
Bad debt expense (recovery)	64,378	(19,957)
Loss on disposal of equipment	—	1,918
Changes in operating assets and liabilities:
Increase in accounts receivable	(417,180)	(137,372)
Decrease in royalty receivable	24,273	136,229
Decrease (increase) in inventories	(242,689)	85,583
Increase in advances to contract manufacturer	(71,250)	(96,448)
Decrease in prepaid expenses	51,848	23,774
Decrease in other assets	1,892	5,028
Increase in accounts payable	661,974	523,510
Increase (decrease) in accrued expenses	1,872	(45,501)
Increase in deferred compensation	75,000	108,332

Net cash used in operating activities	(998,422)	(861,400)

Cash flows from investing activities:
Purchase of equipment	(23,768)	(10,716)
Payment for patent rights	—	(21,544)

Net cash used in investing activities	(23,768)	(32,260)

Cash flows from financing activities:
Proceeds from exercise of stock options	54,601	—

Net cash provided by financing activities	54,601	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(967,589)	(893,660)
Cash and cash equivalents at beginning of period	1,160,116	2,892,679

Cash and cash equivalents at end of period	$192,527	$1,999,019

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Summary of accounting policies
The unaudited financial statements of Milestone have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 included in Milestone’s Annual Report on Form 10-KSB. The accounting policies used in preparing these unaudited financial statements are the same as those described in the December 31, 2006 financial statements.
In the opinion of Milestone, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone’s financial position as of June 30, 2007 and the results of its operations and cash flows for the three and six months ended June 30, 2007 and 2006.
The results reported for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations which may be expected for a full year.
The Company has incurred operating losses and negative cash flows from operating activities since its inception, including $1,615,170 and $998,422, respectively for the six months ended June 30, 2007. At June 30, 2007, the Company had cash and cash equivalents and working capital of $192,527 and $1,521,126, respectively. Additionally, as discussed in Note 11, on July 9, 2007, the Company secured a revolving line of credit in the aggregate amount of $1,000,000 from a stockholder. The Company is actively pursuing generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. Subject to the achievement of the aforementioned increases in revenues and reductions in expenses, the Company believes that its current resources (including the line of credit) will be sufficient to fund its planned operations at least through June 30, 2008. However, if the Company is unable to generate positive cash flows from its operating activities it may need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that additional capital, if required, can be raised on terms and conditions satisfactory to the Company if at all. If additional capital is required and it cannot be raised, then the Company could be forced to curtail medical product development activities, cut marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect the Company’s operations.
Note 2- Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the allowance for doubtful accounts, inventory valuation, distributor advance, cash flow assumptions regarding

MILESTONE SCIENTIFIC INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
evaluations for impairment of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates.
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
Note 6 - Basic and diluted net loss per common share
Milestone presents “basic” earnings (loss) per common share and, if applicable, “diluted” earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic earnings (loss) per common shares is calculated by dividing net income or loss by the weighted average number of common shares outstanding and to be issued during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, and the conversion of notes payable and preferred stock were issued during the period.
Since Milestone had net losses for the three and six months ended June 30, 2007 and 2006, the assumed effects of the exercise of outstanding stock options and warrants were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options and warrants totaled 3,309,746 and 3,539,085 at June 30, 2007 and 2006, respectively.
Note 7 - Significant Customer
Milestone had one customer who accounted for approximately 88% and 69% of its net product sales for the three and six months ended June 30, 2007 and 22% of its net product sales for the three and six months ended June 30, 2006. Sales to customers outside the United States were 18% and 29% for the three months ended June 30, 2007 and 2006, respectively and were 18% and 31% for the six months ended June 30, 2006, respectively. At June 30, 2007, receivables from two customers were approximately 63% and 31% respectively of Milestone’s gross accounts receivable.
Note 8 - Stock Option Plans
Milestone adopted Statement of Financial Accounting Standards No. 123(revised 2004), “Share-Based Payment, an Amendment of FASB Statement No. 123”, (SFAS No. 123R) under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock

MILESTONE SCIENTIFIC INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(Unaudited)
options, to be recognized in the income statements over the service period, as an operating expense, based on the grant-date fair values. Pro-forma disclosure is no longer an alternative. As a result of adopting SFAS No. 123R, the Company recognizes as compensation expense in its financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date.
Employees: As of June 30, 2007, employees held 137,667 outstanding options granted to them under the Milestone 1997 Stock Option Plan and 305,000 outstanding options granted to them under the Milestone 2004 Stock Option Plan. In accordance with SFAS No. 123R the Company recognized $76,653 and $97,420 in share-based compensation expense for the three and six months ended June 30, 2007 respectively.
The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants in the six months ended June 30, 2007: dividend yield of 0%; expected volatility of 96%; risk free interest rate of 4.97% and expected term of 3.5 years.
Expected volatilities are based on historical volatility of the company’s common stock. The company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of the option granted is estimated based on historical behavior of employees and represents the period of time that options granted are expected to be outstanding. A summary of option activity under the plan as of June 30, 2007, and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
Options	Options	Price	Life (Years)	Value

Outstanding, January 1, 2007	427,834	$1.85	3.34	—
Granted	80,000	1.68	—	—
Exercised	(46,667)	1.17	—	—
Forfeited or expired	(18,500)	3.40	—	—

Outstanding, June 30, 2007	442,667	$1.83	3.36	$306,551

Exercisable, June 30, 2007	329,000	$1.96	3.16	$221,434

As of June 30, 2007, there was $84,276 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of approximately one year.
Non-Employees: As of June 30, 2007, non-employees, including consultants, held 347,466 outstanding options granted to them under the Milestone 1997 Stock Option Plan and 291,667 outstanding options granted to them under the Milestone 2004 Stock Option Plan. The Company recognized a reduction of $(1,236) and $226,702 in share-based compensation expense for the

MILESTONE SCIENTIFIC INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(Unaudited)
three and six months ended June 30, 2007 respectively.
The fair value of each option granted is estimated on the date of the grant and is thereafter revalued at each reporting date using the Black-Scholes option pricing model with the following assumptions used for the grants in the six months ended June 30, 2007: dividend yield of 0%; expected volatility of 123%; risk free interest rate of 4.58%; and expected term of 3 years.
Expected volatilities are based on historical volatility of the company’s common stock. The expected term of the option granted is estimated based on historical behavior of nonemployees and represents the period of time that options granted are expected to be outstanding. A summary of option activity under the plan as of June 30, 2007, and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average
		average	Remaining	Aggregate
	Number of	exercise	Contractual	Intrinsic
	Options	price of options	Life (Years)	Value

Outstanding, January 1, 2007	522,466	$3.51	3.17	—
Granted	125,000	1.75	—	—
Exercised	—	—	—	—
Forfeited or expired	(8,333)	4.92	—	—

Outstanding, June 30, 2007	639,133	$3.15	3.06	$81,999

Exercisable, June 30, 2007	461,355	$3.47	2.58	$10,611

As of June 30, 2007, there was $203,743 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of two years.
Note 9 – Agreements to Issue Common Stock and Stock Options
Under an agreement, the Company’s marketing associate for a consumer tooth whitening product agreed to purchase, at $3.00 per share, 500,000 shares of Milestone common stock in quarterly installments of 125,000 shares within 10 days after the end of each of the four fiscal quarters commencing July 1, 2005. Milestone is not required to sell these shares unless the associate has purchased at least 625,000 starter kits in the first quarter, at least 1,250,000 starter kits in the first two quarters and at least 1,875,000 starter kits in the first three quarters. Further, at Milestone’s option, all shares previously purchased must be returned to Milestone and all monies paid to Milestone returned to the associate if it has not purchased an aggregate of at least 3,000,000 starter kits for the twelve-month period ending June 30,2006.
This agreement has been repeatedly extended for the associate’s commitment to purchase common stock. As of June 30, 2007, no shares have been sold under this agreement, as the associate did not purchase the minimum amount of starter kits.

MILESTONE SCIENTIFIC INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10- Recent Accounting pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three and six months ended June 30, 2007.
In February 2007, the FASB issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” (FASB 159) which permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). FASB 159 is effective for us on January 1, 2008. We are currently evaluating the possible impact of adopting FASB 159 on our consolidated financial statements.
In September 2006, the FASB issued FASB No.157, “Fair Value Measurements. (FASB 157).” FASB 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect adoption of FASB 157 to have material effect on its results of operations or financial position.
Note 11- Contingent Liabilities
Through December 31, 2006 Milestone paid royalties in connection with its tooth whitening products to a purported holder of patent rights therein. Late in 2006 it received a copy of a patent office filing which appeared to show that the purported owner had relinquished rights to the patent on which royalties had been paid. It is possible that, never-the-less, the purported owner may claim continuing rights to receive royalties or that others may claim that payments are owed in connection with Milestone’s prior sales.
Note 12- Subsequent event, Line of credit
On July 9, 2007 we secured a $1 million line of credit from a stockholder. Borrowings will bear interest at 6% per annum, with one year’s interest at 1% payable in advance on each draw. Borrowings and subsequent repayments may be made from time to time, in increments of $100,000, until the expiration date of the line on December 31, 2008. All borrowings and interest thereon must be repaid by June 30, 2010, and after the expiration date of the line, may be repaid by Milestone in cash or, at its option, in shares of Common Stock valued at the lower of $2.00 per share or 80% of the average closing price of its shares during the 20 days ending with December 31, 2008. After December 31, 2008, and before June 30, 2010 the lender may convert all or any part of the then outstanding balance and interest thereon into shares of common stock at $4.00 per share. Three year warrants, exercisable at $5.00 per share, in an amount determined by dividing 50% of the amount borrowed by $5.00, will be issued on each drawdown. There is no facility fee on the line.

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
     During the first two quarters of 2007, the Company made considerable progress in advancing its refined business strategy primarily focused on the development, commercialization and global marketing and distribution of innovative painless injection products based on its patented technology, CompuFlo. Particular emphasis has been concentrated on bringing our patented and novel Single Tooth Anesthesia (STA) delivery system to market, which incorporates the “pressure force feedback” elements of the CompuFlo technology, allowing dental practitioners to accurately administer injections into the periodontal ligament space, thus effectively anesthetizing a single tooth.
     In January 2007, Milestone finalized an Exclusive Distribution and Supply Agreement with Henry Schein, Inc., one of the world’s largest medical and dental distribution companies, to become the exclusive distributor of the STA and CompuDent systems (and related ancillary products) in both North America and Canada. We also granted Henry Schein first right of refusal on distribution rights of the same products in the international marketplace, excluding Poland, Norway, Sweden, Denmark and South Africa, where we have already identified alternative sales and distribution partners.
     In February 2007, the STA was formally unveiled to market at the 142nd Chicago Dental Society Midwinter Meeting, one of the largest dental trade events held each year in the U.S. In late March, we began fulfilling purchase orders from Henry Schein for the STA, with revenue recognition occurring upon shipment. This resulted in a material improvement in our domestic sales performance during the first and second quarters of this year, with the collective impact totaling $1,187,352 in sales of STA systems and $42,094 in sales of STA disposable handpieces. In addition, also in February 2007, Milestone received purchase orders in the amount of $347,724 for CompuDent systems and handpieces.
     The initial controlled soft introduction of our STA delivery system in the U.S. and Canada was designed to assess and affirm our planned sales, marketing and pricing strategies, as well as develop grass-roots support in the field prior to our full scale launch of the STA system scheduled to occur in the fourth quarter of this year or during the first quarter of 2008.
     Shipments of the STA delivery system to Henry Schein’s customers in the first and second quarters of 2007 should help to generate opportunities to promote much more rapid market adoption of the product by dental professionals following the full scale product launch. Further, early adopters of the STA System should prove to be valuable sources of insight and information regarding the powerful functionality and user benefits of the system, helping us to build a meaningful library of product testimonials and a solid base of professional references that will support and promote Henry Schein’s sales and marketing efforts over time.
     Through the third quarter 2007 and in collaboration with Corestrength, Inc., a leading professional dental sales management company contracted in late 2006, we will be engaged in extensive STA product training with Henry Schein’s national sales force, in preparation of the national product launch. A significant acceleration of the STA market introduction is planned for the fourth quarter of 2007 beginning with the American Dental Association meeting in September. The acceleration activities include special sales incentive programs, direct e-mail communications and other advertising/promotional programs.
     Due to our reduced focus on supporting formal sales and marketing initiatives associated with our legacy dental injection system, CompuDent, domestic sales of the legacy product declined by 78% in the second quarter of 2007 to $51,070 when compared to $230,068 in the second quarter of the prior year. For the first six months of 2007, domestic sales of CompuDent decreased by 25% to $338,296 from $451,862 in the first six months of 2006. However, domestic sales of our disposable handpieces used in conjunction with CompuDent increased by 11% in the second quarter of 2007 to $814,881 when compared to $735,482 in the second quarter of 2006. Likewise, domestic sales of handpieces in the six months ended June 30, 2007 increased 13% to $1,673,255, as compared to $1,477,136 in the comparable 2006 period.
     International sales, overall, have continued to decline in 2007 due largely to our foreign distributors’ anticipation of the commercial availability of our new STA system, which has circumvented pro-active marketing of the CompuDent system primarily in the European markets. Specifically, during the second quarter of 2007, international sales of CompuDent decreased $85,285 or 144% from $59,378 in the prior year’s second quarter. For the six months ended June 30, 2007, international sales of CompuDent decreased by 76% to $70,121 from $291,286 in the 2006 period. Although sales of our disposable handpieces used with the CompuDent system increased 6% on a comparative basis for the six months ended 2007 as compared to 2006 – $587,534 in 2007 as compared to $555,074 in 2006, sales for the three months ended June 30, 2007 decreased 5% to $299,692 from $315,585 in the comparable 2006 period.
     In June 2006, we succeeded in being granted a CE Mark for the STA system, which will permit sales and marketing of the system in European Union (EU) countries. Although we are now engaged in determining our near term tactical approach to supporting a formal international market launch of the product in the fourth quarter of this year, we have already begun shipping STA units and the associated disposable handpieces to our foreign master distributor. Consequently, during the second quarter of 2007, we recognized $20,774 for STA systems and $12,986 for handpieces.
          The following table shows a breakdown of our product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
DOMESTIC		%		%		%		%
CompuDent	$51,070	3.5	$230,068	22.7	$338,296	10.2	$451,862	22.0
STA Units	555,043	38.4	—	—	1,187,352	35.9	—	—
Handpieces	814,881	56.4	735,482	72.5	1,673,255	50.5	1,477,136	72.1
STA Handpieces	6,111	0.4	—	—	42,094	1.3	—	—
Other	18,581	1.3	48,450	4.8	68,239	2.1	120,997	5.9

Total Domestic	$1,445,686	100.0	$1,014,000	100.0	$3,309,236	100.0	$2,049,995	100.0

INTERNATIONAL		%		%		%		%

CompuDent	$(25,907)	(8.0)	$59,378	14.4	$70,121	9.7	$291,286	31.1
STA Unit	20,774	6.4		—	20,774	2.9		—
Handpieces	299,692	92.3	315,585	76.6	587,534	81.2	555,074	59.3
STA Handpieces	12,986	4.0		—	12,987	1.8		—
Other	17,106	5.3	36,858	9.0	31,712	4.4	90,385	9.6

Total International	$324,651	100.0	$411,821	100.0	$723,128	100.0	$936,745	100.0

DOMESTIC/INTERNATIONAL ANALYSIS		%		%		%		%

Domestic	$1,445,686	81.7	$1,014,000	71.1	$3,309,236	82.1	$2,049,995	68.6
International	324,651	18.3	411,821	28.9	723,128	17.9	936,745	31.4

Total Product Sales	$1,770,337	100.0	$1,425,821	100.0	$4,032,364	100.0	$2,986,740	100.0

          Milestone will continue to reinforce and support our growing international sales and distribution channels. By doing so, we hope to materially expand our global market penetration of the professional medical and dental industries and drive broad brand awareness and appreciation for both our legacy and newly commercialized painless injection solutions.

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
          The Carticept agreement represented a significant step forward in our efforts to pursue strategic partnerships and revenue sharing collaborations with companies who share our interest in leveraging CompuFlo to develop new, cutting edge solutions capable of addressing many of the more than 700 market applications identified in the independent research study we commissioned in 2006.
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

	Three months ended				Six months ended
	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
Product sales, net	$1,770,337	98%	$1,425,821	97%	$4,032,364	98%	$2,986,740	94%
Royalty income	35,834	2%	49,473	3%	83,770	2%	186,310	6%

Total revenue	1,806,171	100%	1,475,294	100%	4,116,134	100%	3,173,050	100%

Cost of products sold	955,274	53%	688,124	47%	1,786,484	43%	1,439,286	45%
Royalty expense	(7,338)	0%	5,637	0%	(1,586)	0%	22,057	1%

Total cost of revenue	947,936	52%	693,761	47%	1,784,898	43%	1,461,343	46%

Gross profit	858,235	48%	781,533	53%	2,331,236	57%	1,711,707	54%

Selling, general and administrative expenses	1,809,554	100%	1,369,497	93%	3,646,442	89%	2,849,212	90%
Research and development expenses	121,398	7%	390,741	26%	299,964	7%	554,183	17%

Total operating expenses	1,930,952	107%	1,760,238	119%	3,946,406	96%	3,403,395	107%

Loss from operations	$(1,072,717)	-59%	$(978,705)	-66%	$(1,615,170)	-39%	$(1,691,688)	-53%
Three Months ended June 30, 2007 compared to three months ended June 30, 2006

          Total revenues for the three months ended June 30, 2007 and 2006 were $1,806,171 and $1,475,294 respectively. The $330,877 or 22.4% increase in total revenues is primarily related to STA unit and handpiece sales of $594,914 which did not exist in this same period last year offset by a decrease in domestic sales of CompuDent units of $178,998 or 77.8%. Disposable handpiece sales increased $79,399 or 10.8% domestically while international sales decreased $15,893 or 5.0%. The amount of $35,834 or 2.0% of total revenue is royalty income from granting United Systems Inc. a license to manufacture, market, and sublicense the Ionic White to the consumer market.
          Cost of products sold for the three months ended June 30, 2007 and 2006 were $955,274 and $688,124, respectively. The $267,150 or 38.8% increase is primarily attributable to write down of slow moving whitening inventory of $50,535 and refurbished CompuDent units of $90,478. The balance of the increase is due to additional cost of goods sold for the higher revenues previously discussed. For the three months ended June 30, 2007, Milestone generated a gross profit of $858,235 or 48% as compared to a gross profit of $781,533 or 53% for the same period in 2006.
          Selling, general and administrative expenses for the three months ended June 30, 2007 and 2006 were $1,809,554 and $1,369,497, respectively. The $440,057 or 32.1% increase is attributable primarily to an increase in marketing and media costs related to the domestic introduction of the STA delivery system of approximately $181,000 which include costs related to advertising, trade show participation and on going sales training and support, and approximately $233,000 increase in professional fees and a $75,417 non-cash charge associated with the accounting for share based compensation expense.
          Research and development expenses for the three months ended June 30, 2007 were $121,398 and $390,741, respectively. The decrease of $269,343 or 68.9% is due to completion of the development of Milestone’s STA delivery system.
          Loss from operations for the three months ended June 30, 2007 and 2006 was $1,072,717 and $978,705, respectively. The $94,012 or 9.6% increase in loss from operations is primarily the result of inventory write-downs and higher selling, general and administrative costs as described earlier.
          Interest income of $3,799 was earned in the three months ended June 30, 2007 compared to $24,690 earned for the same period in 2006. The decrease of $20,891 or 84% in interest income is the result of a decreased average cash balance.
          For the reasons explained above, net loss for the three months ended June 30, 2007 was $1,068,918 as compared to a net loss of $954,015 for the same period in 2006. The $114,903 or 12.0% increase in net loss is primarily a result of inventory write-downs and higher selling, general and administrative costs as described earlier.
Six months ended June 30, 2007 compared to the six months ended June 30, 2006
     Total revenues for the six months ended June 30, 2007 and 2006 were $4,116,134 and $3,173,050 respectively. Total revenues increased by $943,084 or 29.7%. Contributing to this increase was STA unit and handpiece sales of $1,263,207 which did not exist in this same period last year offset by a decrease in domestic sales of CompuDent units of $113,566 or 25.1%. Additionally, international revenue decreased $221,165 or 75.9% as compared to the comparable 2006 period. Domestic disposable handpiece sales increased $196,119 or 13.3% and international disposable handpiece sales increased $32,460 or 5.8%. The amount of $83,770 or 2.0% of total revenue is royalty income from granting United Systems Inc. a license to manufacture, market, and sublicense the Ionic White to the consumer market. Royalty income (net of royalty expenses) declined $78,897 or 48.0% reflecting retail competition in this increasingly highly competitive market.

          Gross profit for the six months ended June 30, 2007 and 2006 was $2,331,236 or 56.6% and $1,711,707 or 53.9%, respectively. Gross profit in the 2007 period was reduced $141,013 because of a write down of whitening inventory of $50,535 and Compudent refurbished units of $90,478. The gross profit increase was due principally to the increase in units sold due to the STA delivery system previously discussed.
          Selling, general and administrative expenses for the six months ended June 30, 2007 and 2006 were $3,646,442 and $2,849,212 respectively. The increase of $797,230 or 28.0% is primarily attributable to an increase of $260,796 in the non-cash charge associated with share based compensation, as well as an increase of approximately $71,000 in marketing costs associated to the preliminary domestic launch of the STA delivery system, professional fees of approximately $165,000 over 2006 levels primarily the result of increased patent protection costs, and royalty expenses associated with the STA delivery system and STA handpieces which did not exist last year amounted to approximately $113,000.
          Research and development expenses for the six months ended June 30, 2007 and 2006 were $299,964 and $554,183, respectively. These costs are primarily associated with the development of our STA delivery system and continuing efforts on the CompuFlo™ technology.
          Interest income of $11,135 was earned for the six months ended June 30, 2007 compared to $52,094 for the same period in 2006. The decrease of $40,959 or 78.6% is the result of a decreased average cash balance.
          For the reasons explained above, net loss for the six months ended June 30, 2007 decreased by $35,559 or 2.2% over the net loss for the six month period ended June 30, 2006.
Liquidity and Capital Resources
          Milestone incurred net losses of $3,152,268, $1,604,035,and $1,639,594 and negative cash flows from operating activities of $1,650,718, $998,422 and $861,400 during the year ended December 31, 2006, and the six months ended June 30, 2007 and 2006, respectively.
          As of June 30, 2007, Milestone had cash and cash equivalents of $192,527 and working capital of $1,521,126.
          The Company has incurred operating losses and negative cash flows from operating activities since its inception, including $1,615,170 and $998,422, respectively for the six months ended June 30, 2007. At June 30, 2007, the Company had cash and cash equivalents and working capital of $192,527 and $1,521,126, respectively. Additionally, as discussed in Note 11, on July 9, 2007, the Company secured a revolving line of credit in the aggregate amount of $1,000,000 from a stockholder. The Company is actively pursuing generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. Subject to the achievement of the aforementioned increases in revenues and reductions in expenses, the Company believes that its current resources (including the line of credit) will be sufficient to fund its planned operations at least through June 30, 2008. However, if the Company is unable to generate positive cash flows from its operating activities it may need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that additional capital, if required, can be raised on terms and conditions satisfactory to the Company is at all. If additional capital is required and it cannot be raised, then the Company could be forced to curtail medical product development activities, cut marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect the Company’s operations.

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
ITEM 3. CONTROLS AND PROCEDURES
a)	Evaluation of Disclosure Controls and Procedures. Milestone’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of Milestone’s “disclosure controls and procedures” (as defined in the Securities Exchange Act, Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Milestone’s disclosure controls and procedures were effective, as of the date of their evaluation, for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by Milestone under the Securities Exchange Act of 1934.

b)	Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Milestone’s internal control over fiscal reporting.

PART II

ITEM 6.	EXHIBITS
     The following exhibits are filed herewith:
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Acting Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Acting Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILESTONE SCIENTIFIC INC. Registrant
/s/ Leonard Osser
Leonard Osser
Chairman and Chief Executive Officer

/s/ David Cohn
David Cohn
Acting Chief Financial Officer

Dated: August 14, 2007