Form 10QSB
period 2007-09-30
MILESTONE SCIENTIFIC INC/NJ
filed 2007-11-13
CIK 855683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
Mark One

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
     Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑     No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☑
As of November 6, 2007, the Issuer had a total of 11,787,602 shares of Common Stock, $.001 par value, outstanding.

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

MILESTONE SCIENTIFIC INC.
INDEX

		PAGE
PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Balance Sheets September 30, 2007 (Unaudited) and December 31, 2006	4

	Condensed Statements of Operations Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited)	5

	Condensed Statements of Changes in Stockholders’ Equity Nine Months Ended September 30, 2007 (Unaudited)	6

	Condensed Statements of Cash Flows Nine Months Ended September 30, 2007 and 2006 (Unaudited)	7

	Notes to Condensed Financial Statements (Unaudited)	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	13

ITEM 3	Controls and Procedures	19

PART II. OTHER INFORMATION

ITEM 6.	Exhibits	20

SIGNATURES		21

CERTIFICATIONS
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

MILESTONE SCIENTIFIC INC.
CONDENSED BALANCE SHEETS

	September 30, 2007
	(Unaudited)	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$44,783	$1,160,116
Accounts receivable, net of allowance for doubtful accounts of $5,000 in 2007 and $16,519 in 2006	594,779	346,619
Royalty receivable	28,976	60,107
Inventories	1,657,256	1,323,338
Advances to contract manufacturer	1,020,480	1,077,871
Prepaid expenses	72,278	97,073

Total current assets	3,418,552	4,065,124
Investment in distributor, at cost	76,319	76,319
Equipment, net of accumulated depreciation of $297,891 in 2007 and $402,914 in 2006	234,632	459,259
Patents, net of accumulated amortization of $59,075 in 2007 and $41,938 in 2006	598,510	526,753
Other assets	27,442	14,153

Total assets	$4,355,455	$5,141,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,122,600	$1,196,107
Accrued expenses	98,407	232,076
Deferred compensation payable to officers	130,000	—

Total current liabilities	2,351,007	1,428,183

Long-term Liabilities:
Line of credit — net of discount of $24,072	375,928	—

Total Long-term liabilities	375,928	—

Stockholders’ Equity
Common stock, par value $.001; authorized 50,000,000 shares; 11,777,849 shares issued, 337,036 reserved for issuance, and 11,744,516 shares outstanding in 2007; 11,692,636 shares issued, 337,036 reserved for issuance, and 11,659,303 shares outstanding in 2006	12,116	12,031
Additional paid-in capital	58,220,962	57,720,129
Accumulated deficit	(55,693,042)	(53,107,219)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)

Total stockholders’ equity	1,628,520	3,713,425

Total liabilities and stockholders’ equity	$4,355,455	$5,141,608

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Product sales, net	$1,134,468	$1,189,988	$5,166,832	$4,176,728
Royalty income	28,977	31,335	112,747	217,645

Total revenue	1,163,445	1,221,323	5,279,579	4,394,373

Cost of products sold	631,584	519,284	2,418,068	1,958,571
Royalty expense	(1,675)	3,760	(3,261)	25,818

Total cost of revenue	629,909	523,044	2,414,807	1,984,389

Gross profit	533,536	698,279	2,864,772	2,409,984

Selling, general and administrative expenses	1,233,234	1,132,776	4,879,676	3,981,988
Research and development expenses	45,574	206,057	345,538	760,239

Total operating expenses	1,278,808	1,338,833	5,225,214	4,742,227

Loss from operations	(745,272)	(640,554)	(2,360,442)	(2,332,243)

Gain/Loss on Disposal of Assets	(232,259)		(232,259)
Interest expense	(5,599)	—	(5,599)	—
Interest income	1,342	19,497	12,477	71,591

Net loss	$(981,788)	$(621,057)	$(2,585,823)	$(2,260,652)

Loss per share — basic and diluted	$(0.08)	$(0.05)	$(0.21)	$(0.19)

Weighted average shares outstanding and to be issued — basic and diluted	12,096,518	11,790,251	12,077,642	11,767,101

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2007
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance, January 1, 2007	12,029,672	$12,031	$57,720,129	$(53,107,219)	$(911,516)	$3,713,425
Common stock issued from exercise of stock options	66,667	67	71,134			71,201
Common stock and options issued for consulting services	—	—	253,435			253,435
Common stock and options issued for payment of employee compensation	18,546	18	151,707			151,725
Warrants issued in connection with the line of credit			24,557			24,557
Net loss				(2,585,823)		(2,585,823)

Balance, September 30, 2007	12,114,885	$12,116	$58,220,962	$(55,693,042)	$(911,516)	$1,628,520

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(2,585,823)	$(2,260,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	85,604	73,245
Amortization of patents	17,136	17,136
Amortization of debt discount	485	—
Common stock and options issued for compensation and consulting	405,160	213,862
Bad debt expense	69,378	10,432
Loss on disposal of equipment	232,259	2,634
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(317,538)	21,882
Decrease (increase) in royalty receivable	31,131	185,702
Decrease (increase) in inventories	(341,900)	(84,574)
Increase (decrease) in advances to contract manufacturer	57,391	(11,533)
Decrease (increase) in prepaid expenses	24,795	52,193
Decrease (increase)in other assets	(13,289)	7,542
Increase (decrease)in accounts payable	926,493	186,776
Increase (decrease) in accrued expenses	(133,669)	(3,360)
Increase (decrease) in deferred compensation	130,000	162,081

Net cash used in operating activities	(1,412,387)	(1,426,634)

Cash flows from investing activities:
Purchase of equipment	(85,254)	(13,180)
Payment for patent rights	(88,893)	(28,098)

Net cash used in investing activities	(174,147)	(41,278)

Cash flows from financing activities:
Proceeds from exercise of stock options	71,201	—
Long term borrowing-other	400,000	—

Net cash provided by financing activities	471,201	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,115,333)	(1,467,912)
Cash and cash equivalents at beginning of period	1,160,116	2,892,679

Cash and cash equivalents at end of period	$44,783	$1,424,767

Supplemental disclosure of cash flow information:

Stock issued to employees in lieu of cash compensation	$44,693	$51,250

Interest expenses paid in cash	$4,000	—

Warrants issued in connection with the line of credit	$24,557	—

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
In the opinion of Milestone, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone’s financial position as of September 30, 2007 and the results of its operations for the three and nine months ended September 30, 2007 and 2006.
The results reported for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations which may be expected for a full year.
The Company has incurred operating losses and negative cash flows from operating activities since its inception, including $2,585,823 and $1,412,387, respectively for the nine months ended September 30, 2007. At September 30, 2007, the Company had cash and cash equivalents and working capital of $44,783 and $1,067,545, respectively. Additionally, as discussed in Note 12, on June 28, 2007, the Company secured a revolving line of credit in the aggregate amount of $1,000,000 from a stockholder which line was fully borrowed during September and October 2007. The Company is actively pursuing generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses; however, the Company does not now have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. The Company anticipates the need for a higher level of marketing and sales efforts that at present it cannot fund. If the Company is unable to generate positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that additional capital can be raised on terms and conditions satisfactory to the Company if at all. If additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect the Company’s operating results.
On November 6, 2007 Milestone entered into a Collaboration Agreement (the “Agreement”) with a global diversified healthcare company (the “Collaborator”) to conduct a feasibility study to evaluate the potential application of Milestone’s proprietary CompuFlo ® Injection System for injecting medicaments. The name of the company is not provided pursuant to the confidentiality provisions in the Agreement. Under the terms of the Agreement, Milestone will provide, at no cost to the Collaborator, a mutually agreed to quantity of CompuFlo ® Injection Systems and training on proper operation of the systems for use in the feasibility study. All other costs and expenses associated with the feasibility study will be the responsibility of the Collaborator. The Collaborator may terminate the Agreement at any time upon at least ten (10) days prior written notice to Milestone, provided that the Collaborator shall be responsible for any reasonable, non-cancelable costs and expenses incurred by Milestone or its approved subcontractors prior to the date of termination. There can be no assurance that the feasibility study will be successfully concluded or, if successfully concluded, that it will lead to any further agreements with the Collaborator for their use of Milestone’s technology or products.

MILESTONE SCIENTIFIC INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 2 — Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to receivables, the allowance for doubtful accounts, inventory valuation, cash flow assumptions regarding evaluations for impairment of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates. See also the discussion under “Summary of Significant Accounting Policies”.
Note 3 — Receivables and allowance for doubtful accounts
It is critical to Milestone to evaluate the collectibility of payments for products shipped to our customers (see Note 7 below) so as to manage our cash flow to meet all business needs. To make an estimate of what amounts may not be collected we evaluate the credit worthiness of the customer as well as the customer’s payment history Based on these factors it was felt that only a nominal allowance for doubtful accounts was required. Royalty receivable represents the royalty due from United Systems Inc, the licensee of Milestone’s proprietary consumer dental whitening product, which is sold under Milestone’s distributor’s trademark of Ionic White™.
Note 4 — Inventories
Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market.
Note 5 — Advances to contract manufacturer
Advances to contract manufacturer represent payments to the Company’s contract manufacturer to be recovered upon shipment of finished goods to the Company. The contract manufacturer uses the advances to fund inventory purchases by the contract manufacturer and the advance payments are credited against the purchase price of the finished products when shipped by the contract manufacturer.
Note 6 — Basic and diluted net loss per common share
Milestone presents “basic” earnings (loss) per common share and, if applicable, “diluted” earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic earnings (loss) per common shares are calculated by dividing net income or loss by the weighted average number of common shares outstanding and to be issued during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, warrants, and the conversion of notes payable and preferred stock were issued during the period.
Since Milestone had net losses for the three and nine months ended September 30, 2007 and 2006, the assumed effects of the exercise of outstanding stock options and warrants were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options and warrants and preferred stock totaled 3,298,413 and 3,380,087 at September 30, 2007 and 2006, respectively.

MILESTONE SCIENTIFIC INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 7 — Significant Customers
Milestone had two customers (distributors) with each accounting for approximately 67% and 27%, respectively, of its net product sales for the three months ended September 30, 2007 and 67% and 14%, respectively, of its net product sales for the nine months ended September 30, 2007. For the three and nine months ended September 30, 2006 one customers accounted for 6% and 20%, respectively, of the Company’s net product sales. At September 30, 2007, receivables from these two customers were approximately 76% and 23% respectively of Milestone’s gross accounts receivable.
Note 8 —Stock Option Plans
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
Employees: As of September 30, 2007, employees held 109,334 outstanding options granted to them under the Milestone 1997 Stock Option Plan and 282,000 outstanding options granted to them under the Milestone 2004 Stock Option Plan. In accordance with SFAS No. 123R the Company recognized $9,618 and $107,033 in share-based compensation expense for the three and nine months ended September 30, 2007 respectively. This share-based compensation expense had a $0.01 impact on the Company’s basic and diluted earnings per share for the three and nine months ended September 30, 2007.
The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants: dividend yield of 0%; expected volatility of 96%; risk free interest rate of 4.97% and expected term of 3.5 years.
Expected volatilities are based on historical volatility of the Company’s common stock. The expected term of the option granted is estimated based on historical behavior of employees and represents the period of time that options granted are expected to be outstanding. A summary of option activity under the plan as of September 30, 2007, and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
Options	Options	Price	Life (Years)	Value

Outstanding, January 1, 2007	427,834	$1.85	3.34	—
Granted	80,000	1.68	—	—
Exercised	(66,667)	1.62	—	—
Forfeited or expired	(49,833)	2.54	—	—

Outstanding, September 30, 2007	391,334	$1.77	3.20	$156,900

Exercisable, September 30, 2007	314,334	$1.82	2.91	$138,750

As of September 30, 2007, there was $57,711 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of approximately two years.
Non-Employees: As of September 30, 2007, non-employees, including consultants, held 347,466 outstanding options granted to them under the Milestone 1997 Stock Option Plan and 291,667 outstanding options granted to them under the Milestone 2004 Stock Option Plan. The Company recognized a reduction of $(6,600) and $220,102 in share-based compensation expense for the three and nine months ended September 30, 2007 respectively.
The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in the nine months ended September 30, 2007: dividend yield of 0%; expected volatility of 123%; risk free interest rate of 4.58%; and expected term of 3 years.

MILESTONE SCIENTIFIC INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Expected volatilities are based on historical volatility of the Company’s common stock. The expected term of the option granted is estimated based on historical behavior of nonemployees and represents the period of time that options granted are expected to be outstanding. A summary of option activity under the plan as of September 30, 2007, and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
		average	Remaining	Aggregate
	Number of	exercise	Contractual	Intrinsic
	Options	price of options	Life (Years)	Value
Outstanding, January 1, 2007	522,466	$3.51	3.17	—
Granted	125,000	1.75	—	—
Exercised	—	—	—	—
Forfeited or expired	(8,333)	4.92	—	—

Outstanding, September 30, 2007	639,133	$3.15	2.81	$32,000

Exercisable, September 30, 2007	489,133	$3.49	2.49	$3,000

As of September 30, 2007, there was $118,130 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of approximately two years.
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
This agreement has been repeatedly extended for the associate’s commitment to purchase common stock. As of September 30, 2007, no shares have been sold under this agreement, as the associate did not purchase the minimum amount of starter kits.
Note 10 — Recent Accounting pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three and nine months ended September 30, 2007.

MILESTONE SCIENTIFIC INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
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
In September 2006, the FASB issued FASB No.157, “Fair Value Measurements” (FASB 157). FASB 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect adoption of FASB 157 to have a material effect on its results of operations or financial position.
Note 11 — Contingent Liabilities
Through December 31, 2006, Milestone paid royalties in connection with its tooth whitening products to a purported holder of patent rights therein. Late in 2006 it received a copy of a patent office filing which appeared to show that the purported owner had relinquished rights to the patent on which royalties had been paid. It is possible that, never-the-less, the purported owner may claim continuing rights to receive royalties or that others may claim that payments are owed in connection with Milestone’s prior sales. Milestone has continued to accrue royalties due but has ceased making cash payments.
On August 24, 2007 Milestone commenced a Declaratory Judgment Action against Milton Hodosh, DMD in the United States District Court for the District of New Jersey seeking a determination by that Court that neither its Single Tooth Anesthesia (STA™) system nor its CompuDent® system infringed claims set forth in United States Patent No. 6159161 filed by Dr. Hodosh on July 8, 1998 and issued by the United States Patent Office on December 12, 2000. Milestone’s basic patents covering these systems were issued by the United States Patent Office in January 1993. Subsequent to the commencement of Milestone’s action for a Declaratory Judgment, Dr. Hodosh commenced a patent infringement suit in the United States District Court for the Southern District of New York. Milestone has received opinions from patent counsel, not involved in the litigations, to the effect that neither the STA™ system nor the Compudent® systems infringe any of the claims of Dr. Hodosh’s patents. Milestone believes that it has meritorious defenses to Dr. Hodosh’s action and it intends to vigorously defend this law suit.
Note 12 — Line of credit
On June 28, 2007 we secured a $1 million line of credit from a stockholder. Borrowings will bear interest at 6% per annum, with one year’s interest at 1% payable in advance on each draw. Borrowings and subsequent repayments may be made from time to time, in increments of $100,000, until the expiration date of the line on December 31, 2008. All borrowings and interest thereon must be repaid by June 30, 2010, and after the expiration date of the line, may be repaid by Milestone in cash or, at its option, in shares of common stock valued at the lower of $2.00 per share or 80% of the average closing price of its shares during the 20 days ending with December 31, 2008. After December 31, 2008, and before June 30, 2010 the lender may convert all or any part of the then outstanding balance and interest thereon into shares of Common Stock at $4.00 per share. Three year warrants, exercisable at $5.00 per share, in an amount determined by dividing 50% of the amount borrowed by $5.00, will be issued on each drawdown. There is no facility fee on the line. The warrants have been valued using the Black-Scholes model and are reflected as a discount against the debt incurred under this line of credit.

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
     On November 6, 2007 Milestone entered into a Collaboration Agreement (the “Agreement”) with a global diversified healthcare company (the “Collaborator”) to conduct a feasibility study to evaluate the potential application of Milestone’s proprietary CompuFlo ® Injection System for injecting medicaments. The name of the company is not provided pursuant to the confidentiality provisions in the Agreement. Under the terms of the Agreement, Milestone will provide, at no cost to the Collaborator, a mutually agreed to quantity of CompuFlo ® Injection Systems and training on proper operation of the systems for use in the feasibility study. All other costs and expenses associated with the feasibility study will be the responsibility of the Collaborator. The Collaborator may terminate the Agreement at any time upon at least ten (10) days prior written notice to Milestone, provided that the Collaborator shall be responsible for any reasonable, non-cancelable costs and expenses incurred by Milestone or its approved subcontractors prior to the date of termination. There can be no assurance that the feasibility study will be successfully concluded or, if successfully concluded, that it will lead to any further agreements with the Collaborator for their use of Milestone’s technology or products.
     During the first three quarters of 2007, the Company made considerable progress in advancing and refining its business strategy primarily focused on the development, commercialization and global marketing and distribution of innovative painless injection products based on its patented technology, CompuFlo ®. Particular emphasis has been concentrated on bringing our patented and novel Single Tooth Anesthesia (STA) ™ delivery system to market, which incorporates the “pressure force feedback” elements of the CompuFlo ® technology, allowing dental practitioners to accurately administer injections into the periodontal ligament space, thus effectively anesthetizing a single tooth, and to perform other injection procedures that they may have been reluctant to utilize due to patient discomfort during the procedure.
     In January 2007, Milestone finalized an Exclusive Distribution and Supply Agreement with Henry Schein, Inc., one of the world’s largest medical and dental distribution companies, to become the exclusive distributor of the STA ™ and CompuDent ® systems (and related ancillary products) in both North America and Canada. We also granted Henry Schein first right of refusal on distribution rights of the same products in the international marketplace, excluding Poland, Norway, Sweden, Denmark and South Africa, where we have already identified other sales and distribution partner.
     In February 2007, the STA ™ was formally unveiled to market at the 142nd Chicago Dental Society Midwinter Meeting, one of the largest dental trade events held each year in the U.S. In late March, we began fulfilling purchase orders from Henry Schein for the STA ™, with revenue recognition occurring upon receipt of the product at its destination. This resulted in a material improvement in our domestic sales performance during the first three quarters of this year, with the collective impact totaling $1,260,572 in sales of STA ™ systems and $75,179 in sales of STA™ disposable handpieces.
     The initial controlled soft introduction of our STA ™ delivery system in the U.S. and Canada was designed to assess and affirm our planned sales, marketing and pricing strategies, as well as develop grass-roots support in the field prior to our full scale launch of the STA ™ system scheduled to occur in the fourth quarter of this year or during the first quarter of 2008.
     Shipments of the STA ™ delivery system to Henry Schein’s customers in the first nine months of 2007 should help to generate opportunities to promote much more rapid market adoption of the product by dental professionals following the full scale product launch. Further, early adopters of the STA ™ System should prove to be valuable sources of insight and information regarding the powerful functionality and user benefits of the system, helping us to build a meaningful library of product testimonials and a solid base of professional references that will support and promote Henry Schein’s sales and marketing efforts over time.

     Through the end of 2007 and in collaboration with Corestrength, Inc., a leading professional dental sales management company contracted in late 2006, we will be engaged in extensive STA ™ product training with Henry Schein’s national sales force, in preparation of the national product launch. A significant acceleration of the STA ™ market introduction occurred in the fourth quarter of 2007 beginning at the American Dental Association meeting in September. The acceleration of activities include special sales incentive programs, direct e-mail communications and other advertising/promotional programs.
     Due to our reduced focus on supporting formal sales and marketing initiatives associated with our legacy dental injection system, CompuDent ®, domestic sales of the legacy product declined by 82% in the third quarter of 2007 to $39,266 when compared to $223,698 in the third quarter of the prior year. For the first nine months of 2007, domestic sales of CompuDent ® decreased by 50% to $335,007 from $675,560 in the first nine months of 2006. Domestic sales of our disposable handpieces used in conjunction with CompuDent ® decreased by 34% in the third quarter of 2007 to $512,350 when compared to $773,673 in the third quarter of 2006. Domestic sales of CompuDent® handpieces in the nine months ended September 30, 2007 decreased 1% to $2,220,556 from $2,250,810 in the comparable 2006 period.
     International sales, overall, increased in 2007 primarily in the European markets. Specifically, during the third quarter of 2007, international sales of CompuDent® increased to $113,197 or 148% from $45,590 in the prior year’s third quarter. For the nine months ended September 30, 2007, however, international sales of CompuDent® decreased by 45% to $184,618 from $336,876 in the comparable 2006 period. Sales of our disposable handpieces used with the CompuDent® system increased 32% on a comparative basis for the nine months ended September 30, 2007 as compared to 2006 — $863,490 in 2007 as compared to $655,236 in 2006, while sales for the three months ended September 30, 2007 increased 167% to $267,766 from $100,162 in the comparable 2006 period.
     In June 2006, we succeeded in being granted a CE Mark for the STA™ system, which will permit sales and marketing of the system in European Union (EU) countries. Although we are now engaged in determining our near term tactical approach to supporting a formal international market launch of the product in the fourth quarter of this year and into 2008, we have already begun shipping STA™ units and the associated disposable handpieces to our foreign master distributor. Consequently, during the third quarter of 2007, we recognized $73,336 of revenue from STA™ systems and $12,549 for handpieces.
     The following table shows a breakdown of our product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
DOMESTIC		%		%		%		%
CompuDent	$39,266	5.9	$223,698	21.7	$335,007	8.4	$675,560	21.9
STA Units	73,220	10.9	—	—	1,260,572	31.8	—	—
CompuDent Handpieces	512,350	76.6	773,673	75.0	2,220,556	55.9	2,250,810	73.0
STA Handpieces	33,148	5.0	—	—	75,179	1.9	—	—
Other	11,174	1.6	33,682	3.3	77,523	2.0	157,200	5.1

Total Domestic	$669,158	100.0	$1,031,053	100.0	$3,968,837	100.0	$3,083,570	100.0

INTERNATIONAL		%		%		%		%
CompuDent	$113,197	24.3	$45,590	28.7	$184,618	15.4	$336,876	30.8
STA Unit	73,336	15.8		—	92,810	7.8		—
CompuDent Handpieces	267,766	57.5	100,162	63.0	863,490	72.1	655,236	60.0
STA Handpieces	12,549	2.7		—	25,536	2.1		—
Other	(1,538)	(0.3)	13,183	8.3	31,541	2.6	101,046	9.2

Total International	$465,310	100.0	$158,935	100.0	$1,197,995	100.0	$1,093,158	100.0

DOMESTIC/INTERNATIONAL		%		%		%		%
ANALYSIS
Domestic	$669,158	59.0	$1,031,053	86.6	$3,968,837	76.8	$3,083,570	73.8
International	465,310	41.0	158,935	13.4	1,197,995	23.2	1,093,158	26.2

Total Product Sales	$1,134,468	100.0	$1,189,988	100.0	$5,166,832	100.0	$4,176,728	100.0

          Milestone will continue to reinforce and support its growing international sales and distribution channels. By doing so, we hope to materially expand our global market penetration of the professional medical and dental industries and drive broad brand awareness and appreciation for both our legacy and newly commercialized painless injection solutions.
          In the first quarter of 2007, we signed a Collaboration Agreement with Carticept Medical, Inc., an Atlanta-based company developing and commercializing advanced medical device technology for the minimally-invasive treatment of cartilage damage and osteoarthritis. In the third quarter we successfully concluded the Collaboration Agreement with Carticept for the development of an injection system based on Milestone’s CompuFlo™ technology for the treatment of arthritic joints. Work under the Collaboration Agreement, including animal studies, demonstrated to Carticept’s satisfaction that the prototype could meet its predetermined performance benchmarks, leading the parties to commence negotiations for the development of a commercial product and for a Distribution Agreement between Milestone and Carticept. The parties, however, have been unable to reach agreement on required minimum purchases by Carticept, the territories to be covered by the Distribution Agreement, development time tables for foreign territories and other matters and have, therefore, terminated negotiations.
          As we progress through 2007 and into 2008, we will continue to work towards identifying other strategic opportunities for joint development projects.
Summary of Significant Accounting Policies
          Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, fixed assets, stock-based compensation, and contingencies, as explained below.
          In January 2007, Milestone finalized an Exclusive Distribution and Supply Agreement with Henry Schein, Inc., one of the world’s largest medical and dental distribution companies, to become the exclusive distributor of the STA ™ and CompuDent ® systems (and related ancillary products) in both North America and Canada. We also granted Henry Schein first right of refusal on distribution rights of the same products in the international marketplace, excluding Poland, Norway, Sweden, Denmark and South Africa, where we have already identified other sales and distribution partners. We starting shipping to Schein in March 2007 and recognize revenue on the date of arrival at the customer’s location as shipments are FOB destination. Shipments to our international distributor are FOB our warehouse and revenue is therefore recognized on shipment. In both cases the price to the buyer is fixed and collectibility is reasonably assured. Further, we have no obligation on these sales for any post sale installation, set-up or maintenance, these being the responsibility of the buyer. Customer acceptance is considered made at delivery. Our only obligation after sale is the normal commercial warranty against manufacturing defects if the alleged defective unit is returned within the warranty period.

          We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources and, therefore, each of these policies are critical to a proper presentation of the related asset or liability being evaluated. In evaluating our accounts receivable (see Note 7) we consider the credit worthiness and credit history of our two major customers (distributors) (as well as other customers) and have concluded that the risk of non-payment is remote. We have therefore only established a minimal allowance for bad debts. Inventories are evaluated based on the probability of sale at a certain price compared to our cost and those portions of inventory for which we do not see a market in the future or can only be sold below our cost are written down or off, as was done with certain inventory this quarter. Similarly we evaluate our fixed assets on the basis of future utility and when the utility and return on that asset is too low to justify its retention on our balance sheet they are written down or off, again as was done for certain assets in this quarter. Our practice is to pay executives a portion of their annual compensation in Company stock so as to more closely align their personal financial fortunes with that of the Company. The portion of their compensation paid in shares of Milestone is stock based compensation and is accrued monthly. We are also mindful of any contingent liabilities we may have and if the probability of the Company’s liability is judged, after consultation with counsel or other experts, as greater than remote we disclose and record a liability as appropriate. Actual results may differ from those estimates under different assumptions or conditions and not all future conditions can be accurately anticipated today.
Results of Operations
          The following table sets forth, for the periods presented, statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007		2006		2007		2006

Product sales, net	$1,134,468	98%	$1,189,988	97%	$5,166,832	98%	$4,176,728	95%
Royalty income	28,977	2%	31,335	3%	112,747	2%	217,645	5%

Total revenue	1,163,445	100%	1,221,323	100%	5,279,579	100%	4,394,373	100%

Cost of products sold	631,584	54%	519,284	43%	2,418,068	46%	1,958,571	45%
Royalty expense	(1,675)	0%	3,760	0%	(3,261)	0%	25,818	1%

Total cost of revenue	629,909	54%	523,044	43%	2,414,807	46%	1,984,389	45%

Gross profit	533,536	46%	698,279	57%	2,864,772	54%	2,409,984	55%

Selling, general and administrative expenses	1,233,234	106%	1,132,776	93%	4,879,676	92%	3,981,988	91%
Research and development expenses	45,574	4%	206,057	17%	345,538	7%	760,239	17%

Total operating expenses	1,278,808	110%	1,338,833	110%	5,225,214	99%	4,742,227	108%

Three months ended September 30, 2007 compared to the three months ended September 30, 2006
          Total revenues for the three months ended September 30, 2007 and 2006 were $1,163,445 and $1,221,323 respectively. The $57,878 or 4.7% decrease in total revenues is primarily related to the decline in sales of legacy products, CompuDent® units and handpieces, offset by sales of STA™ unit and handpiece which did not exist in this same period last year. Disposable CompuDent® handpiece sales for the quarter decreased $261,323 or 34% domestically while international sales increased $167,604 or 167.3%. Royalty income results from granting United Systems Inc. a license to manufacture, market, and sublicense the Ionic White to the consumer market.

          Cost of products sold for the three months ended September 30, 2007 and 2006 were $631,584 and $519,284, respectively. The $112,300 or 21.6% increase is primarily attributable to write downs of the balance of slow moving Cool Blue and whitening inventory of $47,993, excess parts for unfinished CompuDent® units of $51,420 and other inventory adjustments of $40,415 offset in part by STA™ unit and handpiece sales that did not exist in the 2006 period. For the three months ended September 30, 2007, Milestone generated a gross profit of $533,536 or 45.9% as compared to a gross profit of $698,279 or 57.2% for the same period in 2006.
          Selling, general and administrative expenses for the three months ended September 30, 2007 and 2006 were $1,233,234 and $1,132,776, respectively. The $100,548 or 8.9% increase is attributable primarily to an increase in wages ($137,000) due to the employment of new senior executives and marketing and media costs ($104,000) related to the domestic introduction of the STA™ delivery system. These increases were offset in part by reductions in the payment of internal sales commissions ($47,000) when that function was phased out due to the Henry Schein agreement and other items.
          Research and development expenses for the three months ended September 30, 2007 and 2006 were $45,574 and $206,057, respectively. The decrease of $160,483 or 77.9% is due to completion of the development of Milestone’s STA™ delivery system.
          Loss from operations for the three months ended September 30, 2007 and 2006 was $745,272 and $640,554, respectively. The $104,718 or 16.3% increase in loss from operations is primarily the result of lower revenue, inventory write downs and higher selling, general and administrative costs as described earlier.
          Loss on Disposal of Fixed Assets of $232,259 is the result of writing off the net book value of tooling and other assets originally purchased for Cool Blue, whitening, safety wand and other products no longer sold by the Company.
          Interest income of $1,342 was earned in the three months ended September 30, 2007 compared to $19,497 earned for the same period in 2006. The decrease of $18,155 or 93.1% in interest income is the result of a decreased average cash balance.
          Interest expense of $5,599 in the three months ended September 30, 2007 was the result of borrowings under the Company’s credit line, which did not exist in the comparable 2006 period.
          For the reasons explained above, net loss for the three months ended September 30, 2007 was $981,788 as compared to a net loss of $621,057 for the same period in 2006. The $360,731 or 58.1% increase in net loss is primarily a result of lower revenue, inventory write-downs, loss on disposal of fixed assets and higher selling, general and administrative costs as described earlier.
Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006
          Total revenues for the nine months ended September 30, 2007 and 2006 were $5,279,579 and $4,394,373, respectively, for an increase of $885,206 or 20.1%. Contributing to this increase was STA™ unit and handpiece sales of $1,454,097 which did not exist in this same period last year offset by a decrease in sales of CompuDent®units and handpieces of $314,811 or 8.0%. Domestic sales increased $885,267 or 28.7% over the comparable 2006 period. Additionally, international net revenue increased $104,836 or 9.6% as compared to the comparable 2006 period. Domestic disposable CompuDent® handpiece sales decreased $30,254 or 1.3% and international disposable CompuDent® handpiece sales increased $208,254 or 31.8%. The amount of $112,747 or 2.1% of total revenue is royalty income from granting United Systems Inc. a license to manufacture, market, and sublicense the Ionic White to the consumer market. Royalty income (net of royalty expenses) declined $104,898 or 48.2% reflecting lower sales due to retail competition in this increasingly highly competitive market.
          Gross profit for the nine months ended September 30, 2007 and 2006 was $2,864,772 or 54.3% and $2,409,984 or 54.8%, respectively. Gross profit in the 2007 period increased by $454,788 after write downs of the balance of slow moving Cool Blue and whitening inventory of $47,993, excess parts for the remaining unfinished CompuDent® units of $51,420 and other inventory adjustments of $40,415. The gross profit increase was due principally to the increase in units sold of the STA™ delivery system previously discussed.
          Selling, general and administrative expenses for the nine months ended September 30, 2007 and 2006 were $4,879,676 and $3,981,988 respectively. The increase of $897,688 or 22.5% is primarily attributable to an increase in marketing expenses ($383,000) related to the new STA™ delivery system , higher fees ($302,000) for consulting and professional services, higher wages ($188,000) due to the employment of two new senior executives and other salary adjustment, and settlement ($71,000) of a dispute with a former distributor outside the US.
          Research and development expenses for the nine months ended September 30, 2007 and 2006 were $345,538 and $760,239, respectively. These costs are primarily associated with the development of our STA™ delivery system which is now complete and continuing efforts to improve the CompuFlo® technology.
          Interest income of $12,477 was earned for the nine months ended September 30, 2007 compared to $71,591 for the same period in 2006. The decrease of $59,114 or 82.6% is the result of a decreased average cash balance.
          Loss on Disposal of Fixed Assets of $232,259 is the result of writing off the net book value of tooling and other assets originally purchased for Cool Blue, whitening, safety wand and other products no longer sold by the Company.
          Interest expense of $5,599 in the nine months ended September 30, 2007 was the result of borrowings under the Company’s credit line, which did not exist in the comparable 2006 period.
          For the reasons explained above, net loss for the nine months ended September 30, 2007 increased by $325,171 or 14.4% over the net loss for the nine month period ended September 30, 2006.
Liquidity and Capital Resources
          Milestone incurred net losses of $3,152,268, $2,585,823, and $2,260,652 and negative cash flows from operating activities of $1,650,718, $1,412,387 and $1,426,634 during the year ended December 31, 2006, and the nine month periods ended September 30, 2007 and 2006, respectively.
          The Company has incurred operating losses and negative cash flows from operating activities since its inception, including $2,360,442 and $1,412,387, respectively for the nine months ended September 30, 2007. At September 30, 2007, the Company had cash and cash equivalents and working capital of $44,783 and $1,067,545, respectively. Additionally, as discussed in Note 12, on June 28, 2007, the Company secured a revolving line of credit in the aggregate amount of $1,000,000 from a stockholder which line was fully borrowed during September and October 2007. The Company is actively pursuing generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses; however, the Company does not now have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. The Company anticipates the need for a higher level of marketing and sales efforts that at present it cannot fund. If the Company is unable to generate positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that additional capital can be raised on terms and conditions satisfactory to the Company if at all. If additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect the Company’s operating results.

          Our total current assets have declined by $646,572 primarily due to a decline in our balance of cash and cash equivalents since December 31, 2006 of $1,115,333 offset in part by increases in accounts receivable of $248,160 and inventory of $333,918. Inventories increased due to lower than anticipated sales. Current liabilities have increased by $922,824 since December 31, 2006 to September 30, 2007 primarily due to an increase in accounts payable of $926,493 which, in turn, was caused by the negative cash flow from operations sustained by the Company in the nine months ended September 30, 2007.
          On November 6, 2007 Milestone entered into a Collaboration Agreement (the “Agreement”) with a global diversified healthcare company (the “Collaborator”) to conduct a feasibility study to evaluate the potential application of Milestone’s proprietary CompuFlo ® Injection System for injecting medicaments. The name of the company is not provided pursuant to the confidentiality provisions in the Agreement. Under the terms of the Agreement, Milestone will provide, at no cost to the Collaborator, a mutually agreed to quantity of CompuFlo ® Injection Systems and training on proper operation of the systems for use in the feasibility study. All other costs and expenses associated with the feasibility study will be the responsibility of the Collaborator. The Collaborator may terminate the Agreement at any time upon at least ten (10) days prior written notice to Milestone, provided that the Collaborator shall be responsible for any reasonable, non-cancelable costs and expenses incurred by Milestone or its approved subcontractors prior to the date of termination. There can be no assurance that the feasibility study will be successfully concluded or, if successfully concluded, that it will lead to any further agreements with the Collaborator for their use of Milestone’s technology or products.
ITEM 3. CONTROLS AND PROCEDURES
          Based on the evaluation of the Company’s disclosure controls and procedures conducted as of the end of the period covered by this report on Form 10-QSB, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective. In addition, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

/s/ Arthur L. Goldberg
Arthur L. Goldberg
Acting Chief Financial Officer

Dated: November 13, 2007