Form 10KSB
period 2007-12-31
MILESTONE SCIENTIFIC INC/NJ
filed 2008-03-31
CIK 855683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2007

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

For the year ended December 31, 2007, the revenues of the registrant were $6,390,713

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, on the Nasdaq Over-the-Counter Bulletin Board, on March 27, 2008 of $0.85 was approximately $7,209,615.

As of March 31, 2008 the registrant has a total of 11,697,837 shares of Common Stock, $0.001 par value, outstanding.

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

All references in this report to “we,” “us,” “our”, “Company”, “Milestone” or Milestone Scientific refer to Milestone Scientific Inc., and its former subsidiary, Spintech, Inc. (“Spintech”), unless the context otherwise indicates. We have rights to the following trademarks: CompuDent®, CompuMed®, CompuFlo®, The Wand®, The Wand Plus®, The SafetyWand®, Cool Blue Wand®, Cool Blue Tooth Whitening Systemtm, Dynamic Pressure Sensing Technology®, STAtm System (Single Tooth Anesthesia), Ionic White® (light emitting diode), and Ionic Whitetm (whitening toothpaste). Milestone was incorporated in the State of Delaware in 1989.

BUSINESS

Background

Milestone is engaged in pioneering proprietary, highly innovative technological systems and solutions for the medical and dental markets. From its inception, the Company has focused its energy and resources on redefining the global standard of care for injection techniques by making the experience more comfortable for the patient and by reducing the anxiety and stress of giving injections for the healthcare provider.

In 1997, Milestone first introduced The Wand® (CompuDent® system) and disposable Wand handpiece. CompuDent provides painless injections for all routine dental treatments, including root canals, crowns, fillings and cleanings. Milestone’s Computer-Controlled Local Anesthetic Delivery (CCLAD) system does not look like a syringe. It does not feel like a syringe. And, what’s more, it works better than a syringe, resulting in a more pleasant experience for the patient and practitioner. With more than 18,000 CompuDent systems sold within four months of its market introduction, this represented the most successful launch in the history of small equipment sales in U.S. dentistry.

Milestone subsequently expanded its product offerings with the introduction of the CompuMed® advanced injection system, designed for use in a wide range of applications within the Medical industry, including cosmetic surgery, hair restoration surgery, podiatry, colorectal surgery, nasal and sinus surgery, dermatology and orthopedics, among others.

Central to Milestone’s intellectual property platform and current product development strategy is its patented CompuFlo® technology for the precise delivery of medicaments. The CompuFlo pressure/force CCLAD technology is an advanced, patented and FDA approved medical technology for the painless and accurate delivery of drugs, anesthetics and other medicaments into all tissue types, as well as for the aspiration of bodily fluids or previously injected substances. Its regulation and control of flow rate continues to provide the CompuDent and CompuMed benefits of painless injections, while its Dynamic Pressure Sensing® capability provides visual and audible in-tissue pressure feedback, identifying tissue types to the healthcare provider. This pressure feedback extends the benefit of painlessness from anesthetics with known viscosities to a wide range of liquid drugs and other medicaments with varying viscosities and flow rates. Dynamic Pressure Sensing also allows the healthcare provider to know when certain types of tissues have been penetrated and permits the healthcare provider to inject medicaments precisely at the desired location. Thus, pressure feedback can prevent the suffusion of tissue outside the intended target area, a vitally important characteristic in the injection of chemotherapeutics and other toxic substances.

The CompuFlo technology consists of two critical elements. One element is the ability to determine exit pressure In Situ (in the injection site tissue) at the tip of the needle in real time. This minimizes tissue damage (and eliminates the pain of the injection) because the flow rate and pressure of the injection are controlled. The other critical element of the technology is an integrated injection database of algorithms that have been defined which allow for the measurement of the exit pressure. This database of algorithms contains the critical components of specific drugs, parameters of needles, tubing and syringes and all other pertinent components for the safe and efficacious delivery of medications for all procedures.

The CompuFlo technology also consists of a disposable injection handpiece that provides for precise tactile control of the injection, an electromechanical (computer controlled) fluid delivery system and the ability to record data from the injection event. As confirmed by numerous noted medical and dental experts within academia and the clinical practice arenas, CompuFlo has the potential to greatly increase the safety and efficacy of many injection procedures that currently rely upon 150-year-old hypodermic syringe technology and the tactile senses and delivery expertise of the administrator.

On September 14, 2004, Milestone Scientific was issued United States Patent No. 6,786,885 for the CompuFlo technology, entitled “Pressure/Force Computer Controlled Drug Delivery System with Exit Pressure.” Proprietary software, working with an innovative technology, allows the system to continuously monitor and control the exit pressure of fluid and/or medication during an injection. This same technology also enables doctors to accurately identify different tissue types based on exit pressure during an injection. The technology has many applications in both medicine and dentistry, including epidural injections.

In December 2004, the United States Patent Office issued a “Notice of Allowance” for patent protection on two additional critical elements of the CompuFlo automated drug delivery technology: “Drug Delivery System with Profiles” and “Pressure/Force Computer Controlled Drug Delivery with Automated Charging”.

In December 2005, Milestone submitted a pre-market notification to the US Food and Drug Administration (FDA) on its CompuFlo technology, which was subsequently cleared by the FDA in July of 2006. This initial submission was critical for Milestone’s continuing efforts to develop and commercialize this important technology. Milestone has identified a number of potential applications for CompuFlo, including the identification of the epidural space for injections of anesthetic, most notably in child delivery and pain management.

In February 2007, Milestone introduced the STAtm (Single Tooth Anesthesia) System, a patented CCLAD system that incorporates the “pressure feedback” elements of Milestone’s patented CompuFlo technology, thereby allowing dentists to administer injections accurately and painlessly into the periodontal ligament space, effectively anesthetizing a single tooth. This injection is of significant value in that it allows the dentist to profoundly anesthetize the patent within one or two minutes, allowing for a significant savings of waiting time. The patient will suffer neither pain nor collateral anesthesia in the cheek, lips of tongue at any time. The STA System is also capable of performing all of the injections that can be done with a conventional dental syringe, including the palatal-anterior superior alveolar, anterior middle superior alveolar and inferior alveolar nerve block. The STA System achieves all of these injections predictably and reliably. Milestone received FDA 510(k) Pre-market Notification acceptance in August 2006 for the marketing and sale of the highly anticipated STA System and has since named Henry Schein, Inc. (Nasdaq:HSIC), as its exclusive distributor in the United States and Canada.

With customers spanning more than 25 countries, Milestone’s revolutionary painless injection systems are currently sold through its global distributor network to dental and medical professionals worldwide.

CompuFlo® Advanced Injection Technology — Core Technology

CompuFlo® is a revolutionary new technology for injections. CompuFlo enables health care practitioners to monitor and precisely control “pressure,” “rate” and “volume” during all injections and can be used to inject all liquid medicaments as well as anesthetics. CompuFlo can also be used to aspirate body fluids.

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

Precisely controlling in-tissue pressure increases patient safety by reducing the risk of tissue damage and post-treatment pain related to excessive pressure that may occur during certain injections. Identification of the tissue, in which the needle tip is imbedded, is believed to be highly important in epidural injections, intra-articular injections and numerous organ, subcutaneous and intramuscular injections.

CompuFlo’s pressure sensing technology provides an objective tool that consistently and accurately identifies the epidural space by correctly detecting the difference in pressure between the ligamentum flavum and the extraligamentary tissue. The CompuFlo technology has been shown to more consistently find that space. Knowing the precise location of a needle during an epidural injection procedure provides a measure of safety not presently available to doctors using conventional syringes, who identify the epidural space by relying on the subjective perception of loss of resistance to air or saline.

In the absence of curative procedures, arthritis patients are obliged to endure painful multiple annual injections for a lifetime. Often these injections are not efficacious, because the syringe failed to locate the intra-articular space or did not inject the appropriate volume of hyaluronic acid or other medicament into that space. The CompuFlo technology has been successful in administering viscous hyaluronic acid and other medicaments into the intra-articular space in both small and large joints using its computer-controlled pressure sensing capabilities in an animal study.

There are a number of injectable drugs routinely self-administered in a home or office setting using spring loaded automatic injection devices by people who suffer from long term chronic conditions such as Multiple Sclerosis and Rheumatoid Arthritis. The CompuFlo technology, using the pressure sensing capabilities, can serve as a painless subcutaneous injection method for these self-administered drugs. A significant reduction in pain during delivery will have a positive impact on compliance, which is a major consideration when physicians are determining which drugs to prescribe.

The CompuFlo technology is patented and embedded in an FDA approved prototype. The technology is currently being used in the STA System, and, in part, in its CompuDent® predecessor, which are both sold worldwide in the dental market. Over 35 million patient injections with these two instruments. The CompuFlo technology has been tried and proven in human and animal studies, along with hundreds of dentists using the STA Systems in their practices. Over 70 publications have validated the efficacy and safety of the CompuDent and CompuMed technologies in a variety of medical injection applications. Milestone will continue to develop and introduce products that substantially improve the standard of care for patients around the world.

Product Platform

Milestone has developed and brought to market a highly differentiated portfolio of industry innovations. The Company’s proprietary solutions have elevated the standard of care in the professional dental arena. The product portfolio includes:

CompuDent®

CompuDent (also known as the Wand Plus® in Europe) is Milestone’s proprietary, patented Computer-Controlled Local Anesthetic Delivery (CCLAD) system which delivers anesthesia at a precise and consistent rate below a patient’s pain threshold. CompuDent has been widely heralded as a revolutionary device, considered one of the major advances in dentistry in the 20th Century. The instrument has been favorably evaluated in approximately 50 peer reviewed or independent clinical research reports. CompuDent, including its ergonomically designed single-use handpiece (The Wand®), provides numerous, well documented benefits:

•	CompuDent minimizes the pain associated with palatal, mandibular block and all other injections, resulting in a more comfortable injection experience for the patient;

•	the pencil grip used with The Wand handpiece allows unprecedented tactile sense and accurate control;

•	new injections made possible with the CompuDent technology eliminate collateral numbness of the tongue, lips and facial muscles;

•	bi-directional rotation of The Wand handpiece eliminates needle deflection resulting in greater success and more rapid onset of anesthesia in mandibular block injections;

•	the use of a single patient use, disposable handpiece minimizes the risk of cross contamination; and

•	the ergonomic design of The Wand handpiece makes an injection easier and less stressful to administer, lowering the risk of carpal tunnel syndrome.

Despite CompuDent’s many benefits, including the administration of less painful and more comfortable injections, dentists in the United States have been slow to give up the use of traditional syringes. Dentists have all been trained to use syringes in dental school and often have become accustomed to and comfortable with their use during many years of clinical practice, in spite of the obvious reluctance and/or fear of the patient in relation to injections administered by hypodermic syringe. There are approximately 40 million dental phobics, those people afraid to visit a dentist, in the United States. Therefore, Milestone believes there is a disconnect in the way dentists perceive their patients’ attitudes toward injection by hypodermic syringe. The CompuDent is used today by thousands of dentists around the world, many of whom have long since abandoned the 150-year old syringe.

STAtm System

The STA (Single Tooth Anesthesia) System is a patented, computer-controlled local anesthesia delivery system that incorporates the “pressure feedback” elements of Milestone’s patented CompuFlo technology, thereby allowing dentists to administer injections accurately into the periodontal ligament space, effectively anesthetizing a single tooth. While the periodontal ligament injection has been available for some time, there has been no effective technology that allows dentists to easily perform the procedure painlessly, safely and predictably until now. With this unique procedure dentists can easily and predictably anesthetize a single root tooth in one minute and a multiple root tooth in two minutes, without first administering a general blocking injection and waiting up to 15 minutes (or longer if the blocking injection needs to be re-administered) before proceeding to anesthetize the target tooth. A device which allows dentists to effectively anesthetize a single tooth will greatly enhance the productivity of dental practices and, when combined with the painless injection capabilities already present in the CompuDent system, such a device provides a compelling value in the marketplace. As with Milestone’s CompuDent system, the STA System will generate recurring revenues from per-patient disposable kits.

CompuMed®

CompuMed is a patented computer-controlled injection system geared to the needs of the medical market and providing benefits similar to CompuDent. CompuMed allows many medical procedures, now requiring intravenous sedation, to be performed with only local anesthesia due to dramatic pain reduction. Also, dosages of local anesthetic can often be significantly reduced, thus reducing side effects, accelerating recovery times, lowering costs and eliminating potential complications. CompuMed has accumulated clinical evidence demonstrating benefits from use in colorectal surgery; podiatry; dermatology, including surgery for the removal of basal cell carcinomas and other oncological dermatologic procedures; nasal and sinus surgery, including rhinoplasty; hair transplantation and cosmetic surgery, among others.

The Wand®

The Wand handpiece is used in conjunction with the STA System, CompuDent and CompuMed systems. It is an ergonomically designed and patented handpiece that enables all traditional and newer injections, such as AMSA, P-ASA and Modified-PDL, to be more comfortable and easier to deliver. Moreover, the pen-like grasp of The Wand allows bi-directional rotation during injection, which prevents needle deflection that occurs with a traditional syringe. A straighter path results in a more accurate injection, meaning fewer missed mandibular blocks, and more rapid onset of anesthesia. Missed blocks are reported in the literature to occur 30% of the time. This raises both patient anxiety and difficulties for the dentists in managing their business. While the dentist is awaiting profound anesthesia, he is losing time and money.

The SafetyWand®

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

Tooth Whitening Products

In 2004, Milestone acquired rights to a portfolio of technology centered around the use of blue light emitting diodes (LED) for a variety of dental treatments and diagnostic applications, as well as for professional and consumer teeth whitening. Utilizing these technologies, Milestone introduced The Cool Blue Wand® professional teeth whitening system and the Ionic White® home use teeth whitening system.

The Cool Blue Tooth Whitening Systemtm

The Cool Blue Tooth Whitening System is a proprietary dental enhancement system that uses blue light emitting diodes for fast curing of dental composite materials, trans-illumination of teeth and activation of whitening gels and pastes. In 2006, Milestone encountered several problems with the Cool Blue system. The chemical properties of the whitening agents became difficult to manage in the manufacturing process and, therefore, required refrigeration. Moreover, the Company determined that there were complications with the intellectual property surrounding the system. In 2007, the Company chose to vacate commercialization of the product given the costs associated with resolving these technical and legal issues and the number of competitors already established in the professional teeth whitening market.

Ionic White®

Ionic White is a proprietary, technologically advanced light-activated teeth whitening system developed for consumer use in the home. Ionic White whitens and brightens all tooth surfaces within approximately 21 minutes in an easy-to-use home kit that includes a unique “cool blue” intra-oral light and proprietary gel. The system provides an alternative to costly and time-consuming trips to the dentist and/or other over-the-counter products that do not offer the same benefits as the Ionic White system. Milestone has licensed this product exclusively to United Systems, Inc., a California company, and receives royalties on sales.

Competition

Our proprietary, patented Computer-Controlled Local Anesthesia Delivery (CCLAD) systems compete with disposable and reusable syringes that generally sell at lower prices and that use established and well-understood methodologies in both the dental and medical marketplaces.

Our systems compete on the basis of their performance characteristics and the benefits provided to both the practitioner and the patient. Clinical studies have shown that our systems reduce fear, pain and anxiety for some patients, and we believe that they can reduce practitioner stress levels, as well. Our newest product introduction, the STA System, can be used for all dental injections that can be performed with a traditional dental syringe. Moreover, the STA System can also be used for new and modified dental injection techniques that cannot be performed with traditional syringes. These new techniques allow for faster procedures shortening chair-time, minimizing the numbing of the lips and facial muscles, enhancing practice productivity, reducing stress and virtually eliminating pain and anxiety for both the patient and the dentist.

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

Patents And Intellectual Property

Milestone holds the following U.S. utility and design patents:

	U.S.	DATE OF
	NUMBER	ISSUE

Computer Controlled Drug Delivery Systems
Hypodermic Anesthetic Injection Method	4,747,824	5/31/1988
Hypodermic Anesthetic Injection Apparatus & Method	5,180,371	1/19/1993
(CompuFlo, CompuMed, and CompuDent )
Dental Anesthetic and Delivery Injection Unit	6,022,337	2/8/2000
Design for a Dental Anesthetic Delivery System Holder	D422,361	4/4/2000
Design for a Dental Anesthetic Delivery System Housing	D423,665	4/25/2000
Design for a Dental Anesthetic Delivery System Handle	D427,314	6/27/2000
Dental Anesthetic Delivery Injection Unit	6,132,414	10/17/2000
Dental Anesthetic Delivery Injection Unit	6,152,734	11/28/2000
Disposable Needle and Anesthetic Carrier Assembly	6,296,623	10/2/2001
Dental Anesthetic and Delivery Injection Unit with Automated Rate Control	6,652,482	11/25/2003
Pressure/Force Computer Controlled Drug Delivery System	6,200,289	3/13/2001
Pressure/Force Computer Controlled Drug Delivery System with Exit Pressure	6,786,885	9/17/2004
Pressure/Force Computer Controlled Drug Delivery System with Automated Charging	6,887,216	5/3/2005
Drug Delivery System with Profiles	6,945,954	9/20/2005
Cartridge Holder for Anesthetic and Delivery Injection Device	D558,340	12/25/2007

Engineered Sharps Injury Protection Devices
Handpiece for Injection Device with a Retractable and Rotating Needle	6,428,517	8/6/2002
Safety IV Catheter Device	6,726,658	4/27/2004
Safety IV Catheter Infusion Device	6,905,482	6/14/2005
Handpiece for Injection Device with a Retractable and Rotating Needle	6,966,899	11/22/2005

Other
Hypodermic Syringe and Method	4,877,934	12/19/1988
Apparatus and Method for Sterilizing, Destroying and Encapsulating Medical Implement Wastes	4,992,217	2/12/1991
Apparatus and Method for Verifiably Sterilizing Destroying and Encapsulating Regulated Medical Wastes	5,078,924	1/7/1992
Apparatus and Method for Verifiably Sterilizing, Destroying and Encapsulating Regulated Medical Wastes	5,401,444	3/28/1995
Self-Sterilizing Hypodermic Syringe and Method	5,512,730	4/30/1996
Self-Sterilizing Hypodermic Syringe and Method	5,693,026	12/2/1997

On December 25, 2007 U.S. Patent #D558,340, “Cartridge Holder for Anesthetic and Delivery Injection System”, was issued to Milestone. We also have several patent applications pending before the U.S. Patent and Trademark Office, and hold a number of corresponding patents and patent applications in Europe and other major markets.

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

We also have several patent applications pending before the U.S. Patent and Trademark Office, and hold a number of corresponding patents and patent applications in Europe and other major markets. During the 2007 and 2006 fiscal years, we expensed $397,354 and $1,005,285, respectively, on research and development activities. The higher costs incurred in 2006 were primarily associated with the intensified effort towards the development of our Single Tooth Anesthetic (STA) delivery system and continuing efforts on the CompuFlo technology.

We rely on a combination of patent, copyright, trade secret, and trademark laws and employee and third party nondisclosure agreements to protect our intellectual property rights. Despite the precautions taken by us to protect our products, unauthorized parties may attempt to reverse engineer, copy, or obtain and use products and information that we regard as proprietary, or may design products serving similar purposes that do not infringe on our patents. In 2006 we began infringement actions in China against four companies we believe are infringing our CompuDent patents. These and other litigations may be necessary to protect our intellectual property rights and could result in substantial cost to us and diversion of our efforts with no guarantee of success. One of the four infringement actions was resolved in favor of Milestone. The other three litigations remain in process. Our failure to protect our proprietary information and the expenses of doing so could have a material adverse effect on our operating results and financial condition.

In August of 2007 Milestone commenced a Declaratory Judgment Action against Milton Hodosh, DMD in the United States District Court for the District of New Jersey seeking a determination by that Court that neither its STAtm Injection System nor its CompuDent® system infringed claims set forth in United States Patent No. 6159161 filed by Dr. Hodosh on July 8, 1998 and issued by the United States Patent Office on December 12, 2000. Milestone’s basic patents covering these systems were issued by the United States Patent Office in January 1993. Subsequent to the commencement of Milestone’s action for a Declaratory Judgment, Dr. Hodosh commenced a patent infringement suit in the United States District Court for the Southern District of New York alleging that he is the owner of all rights to a patent issued to him in 2000 that relates to a method and system for painlessly delivering oral anesthesia to dental patients by controlling the rate of flow or pressure of the anesthetic and that Milestone has infringed and is continuing to infringe his patent by manufacturing and selling its products, including the STAtm Injection System, the CompuDent® Computer Controlled Anesthetic Delivery System and a product line of CompuMed® anesthetic and fluid delivery products. Dr. Hodosh seeks a declaration that his patent is valid and enforceable and is being infringed upon by Milestone, an injunction from further infringement, unspecified damages but in no event less than a reasonable royalty, and that such damages be trebled due to the alleged willful nature of the infringement.

On November 5, 2007, Milestone filed an Answer, Affirmative Defenses and Counterclaims against Dr. Hodosh. The answer denied the material allegations of the complaint and asserted thirteen affirmative defenses including that the products offered by Milestone involve apparatus and methods that are not infringing on Dr. Hodosh’s patent and that Dr. Hodosh’s patent is invalid and/or unenforceable. The Counterclaims seek, inter alia, a declaration of non-infringement and that Dr. Hodosh’s patent is invalid. Milestone has received opinions from patent counsel, not involved in the litigations, that neither the STAtm system nor the Compudenttm system infringe any of the claims of Dr. Hodosh’s patents. After the commencement of Dr. Hodosh’s action, Milestone withdrew its prior action so that the entire matter could be determined in one forum. Milestone believes that it has meritorious defenses to Dr. Hodosh’s claims and intends to vigorously defend the action and pursue counterclaims.

In the event that our products infringe upon patent or proprietary rights of others, we may be required to modify our processes or to obtain a license. There can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do so would have a material adverse effect on us.

Government Regulation

The FDA cleared the CompuDent system and its disposable hand piece for marketing in the U.S. for dental applications in July 1996; the CompuMed system for marketing in the U.S. for medical applications in May 2001; and, the Safety Wand for marketing in the U.S. for dental applications in September 2003. For us to commercialize our other products in the U.S., we will have to submit additional 510(k) applications with the FDA. Milestone received FDA 510 (k) approval for the STA System in August 2006.

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

If a manufacturer or distributor can establish that a proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required pre-market approval, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) Pre-market Notification. The 510(k) Pre-market Notification and the claim of substantial equivalence may have to be supported by various types of data and materials, including test results indicating that the device is as safe and effective for its intended use as a legally marketed predicate device. Following submission of the 510(k) Pre-market Notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. By regulation, the FDA has no specific time limit by which it must respond to a 510(k) Pre-market Notification. At this time, the FDA typically responds to the submission of a 510(k) Pre-market Notification within 90 days. The FDA response may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the U.S. However, the FDA may determine that the proposed device is not substantially equivalent or may require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay market introduction of our products and could have a material adverse effect on us. If a device that has obtained 510(k) Pre-market Notification clearance is changed or modified in design, components, method of manufacture, or intended use, such that the safety or effectiveness of the device could be significantly affected, separate 510(k) Pre-market Notification clearance must be obtained before the modified device can be marketed in the U.S.. If a manufacturer or distributor cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor will have to seek pre-market approval of the proposed device, a more difficult procedure requiring extensive data, including pre-clinical and human clinical trial data, as well as extensive literature to prove the safety and efficacy of the device.

Though CompuDent, the Safety Wand and CompuMed have received FDA marketing clearance, there can be no assurance that any of our other products under development will obtain the required regulatory clearance in a timely manner, or at all. If regulatory clearance of a product is granted, such clearance may entail limitations on the indicated uses for which the product may be marketed. In addition, modifications may be made to our products to incorporate and enhance their functionality and performance based upon new data and design review. There can be no assurance that the FDA will not request additional information relating to product improvements; that any such improvements would not require further regulatory review, thereby delaying the testing, approval and commercialization of our development products; or, that ultimately any such improvements will receive FDA clearance.

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

In June 2007 we received a CE mark for the marketing of the STA System in Europe. In June 2003 we received a CE mark for marketing of the Safety Wand and The Wand Hand piece with Needle in Europe. In July 2003, we obtained regulatory approval to sell CompuDent and its hand pieces in Australia and New Zealand.

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

Employees

On December 31, 2007, Milestone had a total of 16 employees, of which 15 were full time employees, consisting of four executive officers, a director of International and Professional Relations, a director of engineering, five sales representatives, two customer service representatives, a staff accountant , and an administrative manager. We also had a part-time clinical affairs director.

CERTAIN RISK FACTORS THAT MAY AFFECT GROWTH AND PROFITABILITY

The following factors may affect the growth and profitability of Milestone and should be considered by any prospective purchaser or current holder of Milestone’s securities:

We have no history of profitable operations. Continuing losses could exhaust our capital resources and force us to discontinue operations.

For the years ended December 31, 2007 and 2006 our revenues were approximately $6.4 million and $5.8 million respectively. In addition, we have had losses for each year since the commencement of operations, including net losses of approximately $2.9 million and $3.2 million for 2007 and 2006, respectively. At December 31, 2007, we had an accumulated deficit of approximately $56.0 million. At December 31, 2007, the Company had cash and cash equivalents $745,003 and working capital of $2,032,992. Additionally, the Company secured a line of credit in the aggregate amount $1.0 million from a stockholder which line was fully borrowed at December 31, 2007, as discussed in Note H. The Company is actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses; however, the Company does not now have sufficient cash reserves to meet all of its anticipated obligations for the next 12 months. The Company anticipates a need for a higher level of marketing and sales efforts that at present it cannot fund. If the Company is unable to generate positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that additional capital can be raised on the terms and conditions satisfactory to the Company if at all. If additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost savings measures, any of which might negatively affect the Company’s operating results.

The Company’s recurring losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern.

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

Our future revenues depend on our ability to market and distribute our anesthetic injection technology successfully. In the U.S. we rely on one major distributor and in-house sales people. Abroad, we lack appropriate distribution in many markets. To be successful we will need to engage additional distributors, provide for their proper training and ensure adequate customer support. We cannot assure you that we will be able to hire and retain an adequate sales force or engage suitable distributors, or that our sales force or distributors will be able to successfully market and sell our products.

We depend on three principal manufacturers. If we cannot maintain our existing relationships or develop new ones, we may have to cease our operations.

We have informal arrangements with the manufacturer of our STA, CompuDent and CompuMed units and with one of the principal manufacturers of our handpieces, for those units, respectively. Pursuant to the informal arrangements, they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. We have a manufacturing agreement with one of the principal manufacturers of our handpieces pursuant to which they manufacture products under specific purchase orders but without minimum purchase commitments. We have been supplied by the manufacturer of the STA, CompuDent and CompuMed since the commencement of production in 1998, one of the manufacturers of our handpieces since 2002 and the other manufacturer of handpieces since 2003. However, termination of the manufacturing relationship with any of these manufacturers could significantly and adversely affect our ability to produce and sell our products. Though we have established an alternate source of supply for our handpieces in China and other alternate sources of supply exist, we would need to recover our existing tools or have new tools produced to establish relationships with new suppliers. Establishing new manufacturing relationships could involve significant expense and delay. Any curtailment or interruptions of the supply, whether or not as a result or termination of the relationship, would adversely affect us.

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

We rely on the continuing services of our Chairman , Chief Executive Officer and Director of Clinical Affairs.

We depend on the personal efforts and abilities of our Chairman , Chief Executive Officer, and our Director of Clinical Affairs. We maintain a key man life insurance policy in the amount of $1,000,000 on the life of our Chairman. However, the loss of his services or the services of each of our Chief Executive Officer or Director of Clinical Affairs, on whom we maintain no insurance, could have a materially adverse effect on our business.

The market price of our common stock has been volatile and may continue to fluctuate significantly because of various factors, some of which are beyond our control.

Our stock price has been extremely volatile, fluctuating over the last two years between closing prices of $.80 and $3.62 The market price of our common shares could continue to fluctuate significantly in response to a variety of factors, some of which may be beyond our control.

We are controlled by a limited number of shareholders.

Our principal shareholders, Leonard Osser and K. Tucker Andersen, beneficially own 25.2% of the issued and outstanding shares of our common stock. As a result, they have the ability to exercise substantial control over our affairs and corporate actions requiring shareholder approval, including electing directors, selling all or substantially all of our assets, merging with another entity or amending our certificate of incorporation. This de facto control could delay, deter or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for our securities.

Future sales or the potential for sale of a substantial number of shares of our common stock could cause the trading price of our common stock and warrants to decline and could impair our ability to raise capital through subsequent equity offerings.

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. At December 31, 2007, we had outstanding options and warrants to purchase 3,358,413, shares of our common stock at prices ranging from $.83 to $5.00 per share with a weighted average exercise price of $4.13. Holders of these warrants and options are given the opportunity to profit from a rise in the market price of our common stock and are likely to exercise their securities at a time when we would be able to obtain additional equity capital on more favorable terms. Thus, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by such outstanding securities. The market price of our common shares has been volatile and may continue to fluctuate significantly because of various factors, some of which are beyond our control.

Implementation of procedures to comply with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be so costly that compliance could have an adverse effect on us.

The Management of the Company has assessed the effectiveness of internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company complied with Sarbanes-Oxley requirements to include in our annual report a management report on the effectiveness of our internal control over financial reporting . However, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. In 2005, we hired an outside consultant to assist us to develop and implement the necessary internal controls and reporting procedures. This expense amounted to $67,333 and $1,105 in 2007 and 2006, respectively. This cost is expected to continue in 2008.

Item 2.	Description of Property

Our offices are located in Livingston Corporate Park in Livingston, New Jersey. We lease approximately 4,503 square feet of office space, including 1,810 square feet of additional office space acquired in April 2004. As part of this expansion, the lease term was extended through June 30, 2009 at a monthly cost of $7,317 which we believe to be competitive. All the properties that we lease are in good condition. A third party distribution and logistics center in Pennsylvania handles shipping and order fulfillment on a month-to-month basis.

We do not own or intend to invest in any real property. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.	Legal Proceedings

On August 24, 2007, Milestone commenced a Declaratory Judgment Action against Milton Hodosh, DMD in the United States Court for the District of New Jersey seeking a determination by the Court that neither the Single Tooth Anesthesia (STA) system nor its CompuDent system infringed claims set forth in the United States Patent No. 6159161 by Dr. Hodosh on July 8,1998 and issued by the United States Patent Office on December 12, 2000. Milestone’s basic patents covering these systems were issued by the United States Patent Office in January 1993. Subsequent to the commencement of Milestone’s action for Declaratory Judgement, Dr. Hodosh commenced a patent infringement suit in the United States Court for the Southern District of New York. Milestone has received opinions from patent counsel, not involved in the litigation, to the effect that neither the STA system nor the CompuDent systems infringe any of the claims of Dr. Hodosh’s patents. Milestone believes that it has meritorious defenses to Dr. Hodosh’s action and intends to vigorously defend this law suit.

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

Common Stock

The following table sets forth the high and low sales prices of our Common Stock, as quoted by the OTCBB

	HIGH	LOW

2007
First Quarter	$3.62	$1.12
Second Quarter	$2.90	$1.52
Third Quarter	$2.49	$1.55
Fourth Quarter	$2.50	$1.55
2006
First Quarter	$1.64	$1.00
Second Quarter	$1.25	$.81
Third Quarter	$1.50	$.80
Fourth Quarter	$1.40	$.90

Warrants

The following table sets forth the high and low sales prices of our warrants, each to purchase one share of common stock, as quoted by the OTCBB

	HIGH	LOW

2007
First Quarter	$.70	$.22
Second Quarter	$.60	$.30
Third Quarter	$.45	$.25
Fourth Quarter	$.79	$.25

2006
First Quarter	$.35	$.21
Second Quarter	$.40	$.11
Third Quarter	$.25	$.11
Fourth Quarter	$.30	$.16

Holders

According to the records of our transfer agent, there were approximately 2,607 shareholders of record of our common stock as of December 31, 2007.

Dividends

The holders of our Common Stock are entitled to receive such dividends as may be declared by Milestone’s Board of Directors. Milestone has not paid and does not expect to declare or pay any dividends in the foreseeable future.

For information regarding securities authorized under our equity compensation plan, see Item 11.

Sales of Unregistered Securities

Subsequent to December 31, 2007, the Company issued 281,972 shares valued at $443,847 to three vendors owed in connection with advertising, warehousing and exhibition facilities and two outside professional organizations.

During 2006, in satisfaction of payables owed in connection with warehousing and fulfillment services and exhibition facilities, we issued 44,068 shares valued at $46,000 to two of our vendors (the “Vendor Shares”). The

Vendor Shares were issued in reliance upon the exemption from the registration requirements of the Act, as provided in Section 4(2) thereof, as a transaction by an issuer not involving a public offering. We reasonably believed that each vendor had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of the investment, each vendor represented an intention to acquire the securities for investment only and not with a view to distribution thereof and appropriate legends were affixed to the stock certificates. No commissions were paid in connection with such issuances. No shares were issued in 2007 for this type of transaction.

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

OVERVIEW

In 2007, we continued to execute a dual-focused long-term growth strategy adopted in mid-2006 that is specifically designed to:

•	optimize our tactical approach to product sales and marketing in order to increase penetration of the global dental and medical markets with our proprietary, patented Computer-Controlled Local Anesthesia Delivery (CCLAD) solutions; and

•	identify and pursue strategic collaborations with third parties to jointly develop new products utilizing our CompuFlo pressure force technology for novel, new dental and medical applications.

During the past year, we succeeded in making marked progress towards achieving these mission-critical objectives.

In mid-2006, we executed a fundamental shift in our general marketing strategy providing for Milestone to transition away from managing a direct sales force in favor of developing and supporting a global, multi-channel, distribution network. In addition, we elected to further enhance our sales and marketing support efforts through outsourcing to specialized professional sales organizations. In August 2006, Milestone engaged Corestrength, Inc., a Florida-based company that provides support services designed to build sales and brand awareness for dental product companies.

Under the terms of the agreement, Corestrength provides and manages a team of Independent Sales Representatives that covers the U.S. and Canada for Milestone. More specifically, Corestrength provides the training and sales support required of Milestone’s dental distributor sales force, including co-traveling with distributor sales representatives and providing dental show support, among other sales support initiatives.

Shortly before the end of 2006, Milestone finalized a distribution and supply agreement with Henry Schein, Inc., who became the exclusive distributor of the STA and CompuDent systems (and related ancillary products) in both North America and Canada. We also granted Henry Schein first right of refusal on distribution rights of the same products in the international marketplace, excluding Poland, Norway, Sweden, Denmark and South Africa, where we have already identified alternative sales and distribution partners.

In February 2007, the STA System was formally unveiled to market at the 142nd Chicago Dental Society Midwinter Meeting, one of the largest dental trade events held each year in the U.S. Following considerable media attention in the national, business and trade press, STA product shipments commenced in late March 2007.

Unfortunately, the anticipated sales ramp-up for the instrument did not meet our initial expectations. Consequently, Milestone conducted a comprehensive market research study to closely evaluate product perception and pricing, and to reassess our product messaging and tactical approach to the dental community. The study involved surveying early STA adopters, prospective customers and industry thought leaders.

What we learned from our market research is that we have not properly communicated to the dental community that the STA System can be used for ALL injections, not only the “Single Tooth Anesthesia,” or periodontal intraligamentary (PDL), injection. As a result, the instrument’s value proposition was not being optimized. Our research also confirmed that when giving injections using hypodermic syringes to patients, many, if not most, dentists experience a similar level of fear, stress and discomfort as the patient undergoing the actual treatment. However, according to Marty Jablow, DMD, a dental practitioner in Woodbridge, New Jersey, “The STA System allows me to begin every injection technique with significantly less stress for me and the patient.”

In late November, we implemented a refined messaging platform that we believe is now helping in conjunction with pricing changes to increase STA lead and sales generation. At the Chicago Dental Society’s 143rd Midwinter Meeting, held in late February 2008, traffic through both Milestone’s and Henry Schein’s exhibit areas remained highly fluid and resulted in a significant number of STA Systems being sold to attendees over the three day event, contributing to record STAtm purchases by dentists during the month of February. To perpetuate our progress and instigate further discussion and analysis of our marketing strategies on a going forward basis, we hosted the First International Computer-Controlled Local Anesthetic Delivery (CCLAD) Summit in New Orleans in early February 2008. The Summit welcomed a distinguished panel of dental experts who gathered to discuss advancements in the scientific and clinical practice communities toward the common goal of advancing the art, science, knowledge and clinical utility of CCLAD in dentistry. This highly productive and interactive forum yielded a number of compelling ideas on how Milestone can integrate the STA System not only into dental school curricula, but also extend the message to the dental community and patients, alike.

In June of 2007, we achieved yet another mission-critical milestone when we were granted a CE Mark approval of the STA System, which in turn triggered our preparation for introducing the instrument to dental professionals in European Union countries and other countries around the world that recognize the CE Mark approval process.

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

In March 2007, Milestone signed a collaborative agreement with Carticept Medical, Inc., an Atlanta-based company developing and commercializing advanced medical instrument technology for the minimally-invasive treatment of cartilage damage and osteoarthritis. At that time, the companies agreed to collaborate, at Carticept’s expense, on the development of a specialized injection system using Milestone’s CompuFlo technology to painlessly inject Carticept’s proprietary products in the intra-articular joint space. The animal studies performed under the Collaboration Agreement demonstrated to Carticept’s satisfaction that the prototype could meet its predetermined performance benchmarks, leading us to commence negotiations for the development of a commercial product and for a Distribution Agreement between our companies. However, we did not prove successful in reaching an agreement and consequently, in September 2007, negotiations were terminated.

In November 2007, we entered into a collaborative agreement with a globally diversified healthcare company to conduct a feasibility study evaluating the potential application of our CompuFlo technology for injecting certain medicaments produced by this company. We have completed the initial study and are now hoping to leverage its findings to progress strategic discussions and explore product development opportunities with the company.

Our focus in 2008 will be largely centered on increasing sales of the STA System, both domestically and internationally, as well as supporting sales of our legacy CCLAD system, CompuDent and driving recurring orders of the disposable hand pieces used in conjunction with both instruments. The challenge going forward will be leveraging creative and tactical advertising and proactive marketing strategies to spread the ’right’ message about the STA System to each and every dentist.

As we advance through 2008, Milestone will persist in identifying and pursuing opportunities for only those applications for CompuFlo that have been deemed by management as the most promising and viable and have the greatest potential for near term strategic alliances and revenue contribution, with specific emphasis on new medical applications for the home market for self administrated drugs, injections for osteoarthritis and epidurals.

The following table shows a breakdown of our product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Twelve Months Ended December 31,
	2007		2006

DOMESTIC
CompuDent	$440,383	9.6%	$968,821	23.4%
STA Units	1,154,435	25.1%	—	0.0%
Handpieces	2,824,383	61.5%	2,998,906	72.3%
STA Handpieces	149,375	3.3%	—	0.0%
Other	25,080	0.5%	179,553	4.3%

Total Domestic	$4,593,656	100.0%	$4,147,280	100.0%

INTERNATIONAL
CompuDent	$277,847	16.6%	$492,871	34.7%
STA Units	164,842	9.9%	—	0.0%
Handpieces	1,148,616	68.8%	816,735	57.6%
STA Handpieces	52,916	3.2%	—	0.0%
Other	24,732	1.5%	109,539	7.7%

Total International	$1,668,952	100.0%	$1,419,145	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$4,593,656	73.4%	$4,147,280	74.5%
International	1,668,952	26.6%	1,419,145	25.5%

Total Product Sales	$6,262,608	100.0%	$5,566,425	100.0%

The Company earned gross profits of 55% and 48% in the years ended December 31, 2007 and 2006, respectively. However, our revenues and related gross profits have not been sufficient to support our overhead, new product introduction and research and development expenses. Although the Company anticipates expending funds for research and development in 2008, these amounts will vary based on the operating results for each quarter. The Company has incurred operating losses and negative cash flows from operating activities since its inception. The Company is actively pursuing the generation of positive cash flows from operating activities through increase in revenue , assessment of current contracts and current negotiations and reduction in operating expenses; however the Company does not have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months.

In 2008, we plan to further support increased sales and marketing activity through trade show appearances, increased advertising to dental and medical professionals, and costs associated with our support of our global distribution network.

Current Product Platform

Milestone has endeavored to develop and bring to market a highly differentiated portfolio of industry innovations. Specifically, Milestone’s proprietary solutions for application in professional dentistry and a wide range of medical applications include:

•	STAtm System — In February of 2007, Milestone introduced to market the STA System, a patented CCLAD system that incorporates the “pressure force feedback” elements of Milestone’s patented CompuFlo technology, thereby allowing dentists to administer injections accurately and painlessly into the periodontal ligament space, effectively anesthetizing a single tooth. The STA System is also capable of performing all of the injections that can be done with a conventional dental syringe, including the palatal-

anterior superior alveolar, anterior middle superior alveolar and inferior alveolar nerve block. The STA System achieves all of these injections predictably and reliably including the Periodoncal-Intraligamentary injection (Single Tooth Anesthesia) that provides an almost immediate onset of profound anesthesia to a single tooth. Milestone received FDA 510(k) Pre-market Notification acceptance in August 2006. The STA System has been the subject of numerous articles published in leading trade magazines, dental journals and online blogging sites since its market introduction early in 2007. In July, noted industry publication Dentistry Today featured the STA System as one of the “Top 100 Products in 2007,” helping to promote much broader recognition of the instrument and validating STA’s value proposition for dentists and patients, alike.

•	CompuDent® — CompuDent was distinguished by Dentaltown Magazine as the winner of a “2006 Townie Choice Award”, CompuDent is Milestone’s proprietary, patented computer-controlled local anesthetic delivery system which delivers anesthesia at a precise and consistent rate below a patient’s pain threshold. CompuDent has been widely heralded as a revolutionary device, considered one of the major advances in dentistry of the Twentieth Century and favorably evaluated in approximately 50 peer reviewed or independent clinical research reports. CompuDent is the predecessor device to the STA System.

•	CompuMed® — CompuMed is a patented computer-controlled injection system geared to the needs of the medical market and providing benefits similar to CompuDent. CompuMed allows many medical procedures, now requiring Intravenous sedation, to be performed with only local anesthesia due to dramatic pain reduction. Also, dosages of local anesthetic can often be significantly reduced, thus reducing side effects, accelerating recovery times, lowering costs and eliminating potential complications. CompuMed is now gaining growing clinical evidence demonstrating benefits from use in colorectal surgery; podiatry; dermatology, including surgery for the removal of basal cell carcinomas and other oncological dermatologic procedures; nasal and sinus surgery, including rhinoplasty; hair transplantation and plastic surgery, among others.

•	The Wand® — Used in conjunction with the STA, CompuDent or CompuMed systems, The Wand is an ergonomically designed and patented handpiece that enables all traditional and newer injections, such as AMSA, P-ASA and Modified-PDL, to be more comfortable and easier to deliver. Moreover, the pen-like grasp of The Wand allows bi-directional rotation during injection, which prevents needle deflection that can occur with a traditional syringe. A straighter path results in a more accurate injection, meaning fewer missed blocks, and more rapid onset of anesthesia.

•	The SafetyWand® — The Safety Wand was the first, patented safety-engineered injection device that conforms to standards while also meeting the clinical needs of dental and medical practitioners. The Federal Needlestick Prevention Act (U.S.) has mandated the use of products with “engineered safety injury protection” to eliminate accidental needle sticks, thus providing Milestone with an invaluable marketing platform to position The SafetyWand as a powerful and capable alternative to traditional injection devices. The SafetyWand was the first patented injection device to be fully compliant with OSHA regulations under the Act.

In 2004, we acquired rights to a portfolio of technology centered around the use of blue light emitting diodes (LED) for a variety of dental treatments and diagnostic applications, as well as for professional and consumer teeth whitening. Utilizing these technologies, Milestone introduced The Cool Blue Wand® professional teeth whitening system and the Ionic White® home use teeth whitening system.

•	The Cool Blue Tooth Whitening Systemtm — a proprietary dental enhancement system that uses blue light emitting diodes for fast curing of dental composite materials, trans-illumination of teeth and activation of whitening gels and pastes. In 2006, Milestone encountered several problems with the Cool Blue system. The chemical properties of the whitening agents became difficult to manage in the manufacturing process and, therefore, required refrigeration. Moreover, the Company determined that there were complications with the intellectual property surrounding the system. In 2007, the Company chose to vacate commercialization of the product given the costs associated with resolving these technical and legal issues and the number of competitors already established in the professional teeth whitening market.

•	Ionic White® — Ionic White is a proprietary, technologically advanced light-activated teeth whitening system developed for consumer use in the home. Ionic White whitens and brightens all tooth surfaces within approximately 21 minutes in an easy-to-use home kit that includes a unique “cool blue” intra-oral light and proprietary gel. The system provides an alternative to costly and time-consuming trips to the dentist and/or other over-the-counter products that do not offer the same benefits as the Ionic White system. Milestone has licensed this product exclusively to United Systems, Inc., a California company and receives royalties on sales.

Technology Rights

The technology underlying our SafetyWand and CompuFlo technology and an improvement to the controls for CompuDent were developed by our Director of Clinical Affairs and assigned to us. We purchased this technology pursuant to an agreement dated January 1, 2005, for 43,424 shares of restricted common stock and $145,000 in cash, paid on April 1, 2005. In addition, our Director of Clinical Affairs will receive additional deferred contingent payments of 2.5% of our total sales of products using some of these technologies, and 5% of our total sales of products using some of our other technologies. If products produced by third parties use any of these technologies, under a license from Milestone, then he will also receive the corresponding percentage of the consideration received by us for such sale or license.

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

Accounts Receivable

The realization of Accounts Receivable will have a significant impact on the Company. Consequently, Milestone estimates losses resulting from the inability of its customers to make payments for amounts billed. The collectibility of outstanding amounts is continually assessed.

Inventories

Inventory costing, obsolescence and physical control is significantly important to the on-going operation of the business. Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded if required based on past and expected future sales.

Impairment of Long-Lived Assets

The long lived assets of the Company, principally patents and trademarks are the base features of the business. We review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. The carrying value of the asset is evaluated in relation to the operating performance and future undiscounted cash flows of the underlying assets.

Revenue Recognition

Revenue from product sales is recognized net of discounts and allowances to our domestic distributor on the date of arrival of the goods at the customer’s location as shipments are FOB destination. Shipments to our international distributor are FOB our warehouse and revenue is therefore recognized on shipment. In both cases the price to the buyer is fixed and the collectibility is reasonably assured. Further, we have no obligation on these sales for any post installation, set-up or maintenance, these being the responsibility of the buyer. Customer acceptance is considered made at delivery. Our only obligation after sale is the normal commercial warranty against manufacturing defects if the alleged defective unit is returned within the warranty period.

Royalty income is recognized as earned based on reports received from the licensee and related royalty expense is accrued during the same period.

Results of Operations

The consolidated results of operations for the year ended December 31, 2007 compared to 2006 reflect our focus and development into the STA System delivery system and continuing efforts on the CompuFlo technology.

The following table sets forth for the periods presented, statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

	Twelve Months Ended
	December 31, 2007		December 31, 2006

Products sales, net	$6,262,608	98%	$5,566,425	95%
Royalty income	128,105	2%	277,752	5%

Total revenue	6,390,713	100%	5,844,177	100%

Cost of products sold	2,898,048	45%	3,002,615	51%
Royalty expense	—	0%	33,031	1%

Total cost of revenue	2,898,048	45%	3,035,646	52%

Gross Profit	3,492,665	55%	2,808,531	48%

Selling, general and administrative expenses	6,335,556	100%	5,326,032	91%
Research and development expenses	397,354	6%	1,005,285	17%

Operating expenses	6,732,910	106%	6,331,317	108%

Loss from operations	(3,240,245)	(51)%	(3,522,786)	(60)%
Other income	301,549	5%	370,518	6%

Net loss	$(2,938,696)	(46)%	(3,152,268)	(54)%

Year ended December 31, 2007 compared to year ended December 31, 2006

Total revenues for the years ended December 31, 2007 and 2006 were $6,390,713 (product sales of $6,286,608 and royalty income of $128,105) and $5,844,177 (product sales of $5,566,425 and royalty income of $277,752) respectively. The 13% increase in product sales is a direct result of launching the STA product. Sales in both the domestic and international markets increased in 2007 over 2006. Domestic revenues increased by 10.7% principally on the sale of the STA system. This increase was $1.2 million, in the STA System revenue with a decrease in the previous generation CompuDent system, that has experienced a sales decrease of $528, 000, domestically. Handpieces in the domestic market decreased in 2007 over 2006 by $25,000 (STA handpieces first shipped in 2007 and aggregated $149,000 and CompuDent decreased $174,000). The decrease in Other Income domestic of $154,000 was principally due to reduced revenues from the sale of Cool Blue tooth whitening product base. The Company decided to exit the Cool Blue business in the beginning of 2007. Internationally, revenue increased by $250,000 in 2007 over 2006, principally by the sale of CompuDent handpieces, an increase of $385,000 ($332,000 in CompuDent handpieces and a $53,000 increase in STA handpieces). With respect to full system unit sales, the international market experienced a decrease in revenue of $51,000 ($215,000 decrease in CompuDent System unit sales, offset partially by an increase of $165,000 in STA System unit sales). The Company exited one part of its Tooth Whitening business in 2007, resulting in a revenue decrease of $187,667 in 2007 over 2006.

Royalty income resulted from granting United Systems Inc. a license to manufacture, market, and sublicense the Ionic Whitetm to the consumer market. Royalty income (net of royalty expenses of $33,000 in 2006) declined $116,000 or 47.6% reflecting increased retail competition in this increasingly highly competitive market.

Cost of products sold for the years ended December 31, 2007 and 2006 were $2,898,048 and $3,002,615, respectively. The $104,567 or 3.5% decrease is primarily attributable to economies achieved by moving the distribution model for the sale of products from the in-house direct shipment base to an exclusive distributor base operation. This change reduced warehousing, freight and packing costs by $84,132. Additionally, by utilizing the exclusive distributor base operation, we reduced our repair expense by $30,560. The cost of products sold was negatively impacted by the write off of the remaining tooth whitening products and the write down of slow moving inventory of SafetyWand handpieces of $149,000 in 2007.

For the year ended December 31, 2007, Milestone generated a gross profit of $3,492,665 or 55% as compared to a gross profit of $2,808,531 or 48% for the year ended December 31, 2006. Excluding the net royalty income (net of royalty expense) of $128,105, gross profit of products sales was 56% in 2007. The increase in gross profit percentage was due to the launching of the STA System with an exclusive distributor operational base (as noted above under cost of products sold), reduced inventory write downs in 2007 over 2006 and an increase in more profitable handpiece sales worldwide.

Selling, general and administrative expenses for the years ended December 31, 2007 and 2006 were $6,335,556 and $5,326,032 respectively. The $1,009,524 or 19.0% increase occurred in several key areas of the Company. Salaries increased by $386,927 (including $130,139 for compensation paid in common stock versus cash and $74,150 in recruiting expenses) in 2007 over 2006. This increase was primarily attributable to the addition of an executive, a quality control person and a marketing executive to the Company. Additionally, the STA launch in 2007 increased marketing, travel, printing and sample expenses net by $282,000 (net of a reduction in Advertising-Media and trade show expenses of $292,363). The new exclusive distributor operating model resulted in a savings to the Company of $167,295 in 2007 over 2006. Royalty expense for the sale of Milestone products increased by $84,212 as a result of more units sold during 2007. Accounting fees increased by $191,274 in 2007 over 2006, including costs incurred with a third party for the implementation of Sarbanes Oxley compliance documentation and testing ($67,333 and $1,105 in 2007 and 2006, respectively). Consultant costs increased by approximately $99,391 based on application of SFAS 123 R, stock based Compensation.

Research and development expenses for the years ended December 31, 2007 and 2006 were $397,354 and $1,005,285, respectively. These costs in 2006 are associated with the intensified effort into the development of our Single Tooth Anesthetic (STA) delivery system and continuing efforts on the CompuFlo technology. In 2007 the research and development costs normalized.

The loss from operations for the years ended December 31, 2007 and 2006 was $3,240,245 and $3,522,786, respectively. The $282,541 or 8% decrease in loss from operations is explained above.

Interest income of $17,440 was earned through December 31, 2007 compared with $87,411 for the prior year. Interest income declined due to lower cash balances and lower interest rates.

Loss on Disposal of Assets was $241,530 and relates principally to the disposal of the equipment relative to the tooth whitening business, that the Company exited in early 2007.

Interest expense was $26,364 (interest $19,750 and amortization of debt issuance of $6,614), related to the line of credit established in 2007.

Other income of $552,005 and $283,107, for 2007 and 2006, respectively, represents the sale of tax credits under the New Jersey Technology Business Tax Certificate Program.

For the reasons explained above, net loss for the year ended December 31, 2007 was $2,938,696 as compared to a net loss of $3,152,268 for the year ended December 31, 2006. The $213,572 or 6.8% decrease in net loss is primarily a result of the increased sales and increased gross margin, partially offset by an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents of $745,003, principally attributable to cash received in December 2007 from the sale of tax credits (see Other Income ) and working capital of $2,032,992. Milestone incurred net losses of $2,938,696 and $3,152,268, and negative cash flows from operating activities of $1,150,670 and $1,650,718 during the years ended December 31, 2007 and 2006, respectively.

For the year ended December 31, 2007, our net cash used in operating activities was $1,150,670. This was attributable primarily to a net loss of $2,938,696 adjusted for noncash items of $1,237,865 and changes in operating assets and liabilities of $550,161.

For the year ended December 31,2007, Milestone disposed of equipment ($241,530) and wrote off patents costs previously capitalized ($157,640), principally due to the decision to exit the Tooth Whitening business.

For the year ended December 31, 2007, Milestone used $335,644 in investing activities. This was primarily attributable to $227,825 of legal fees related to new patent application. Capital expenditures of $107,819 were primarily for the purchase of molds and tooling for new products.

For the year ended December 31, 2007, Milestone received a $1.0 million Line of Credit from a stockholder. The full line was utilized at year end. This source of these funds are shown as financing activities, along with the proceeds from the exercise of stock options of $71,201.

The Company has incurred operating losses and negative cash flows from operating activities since its inception. Additionally, the Company secured a revolving credit line in the aggregate of $1,000,000 from a stockholder, which line was fully borrowed at December 31, 2007. The Company is actively pursuing the generation of positive cash flows from operating activities through increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses; however, the Company does not have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. The Company anticipates the need for a higher level of marketing and sales efforts that at present it cannot fund. If the Company is unable to generate positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that traditional capital can be raised on terms and conditions satisfactory to the Company. If additional capital is required and cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect the Company’s operating results.

The Company’s recurring losses and negative operating cash flows raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (Fin No. 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, Fin No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN No. 48, effective January 1, 2007. There was not a material impact to the Company for adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements but provides guidance in determining fair value measurements presently used in the preparation of financial statements. This new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this new pronouncement on its financial statements. This standard will be adopted as of January 1, 2008, and it is not expected to have an impact on Milestone’s results of operations or financial position.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statement No. 133 and 140”. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It resolves issues in the implementation of Statement 133 and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Milestone does not expect this standard to have any impact on Milestone’s results of operations or financial position.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the first fiscal year that begins after November 15, 2007. This standard will be adopted as of January 1, 2008, and it is not expected to have an impact on Milestone’s results of operations or financial position.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised), “Summary No. 141 (revised 2007”), SFAS 141 (revised ) provides for improving the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial reports about a business combination and its effects. SFAS 141 (revised) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. Milestone will consider the impact of this statement in 2008.

In December 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — and amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for non-controlling interests, sometimes called minority interests, the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, January 1, 2009 for entities with calendar year ends. Milestone will consider the impact of this statement in 2008.

Item 7.	Financial Statements

The financial statements of Milestone required by this Item are set forth beginning on page F-1.

Item 8.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A	(T). Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2007 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, management believes that the Company did maintain effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16 (a) of the Exchange Act.

The current executive officers and directors of Milestone and their respective ages as of March 30, 2008 are as follows:

NAME	AGE	POSITION	DIRECTOR SINCE

Leonard A. Osser	60	Chairman	1991
Joe W. Martin	55	Chief Executive Officer	2008
Joseph D’Agostino	56	Acting Chief Financial Officer
Pablo F. Serna C	32	Director	2006
Leonard M. Schiller(1)(2)	66	Director	1997
Jeffrey Fuller(1)(2)	62	Director	2003
Leslie Bernhard(1)	63	Director	2003

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

Key Personnel

The following are the names of individuals who are not executive officers of Milestone but are deemed key personnel of Milestone, their respective ages and positions as of March 30, 2008:

NAME	AGE	POSITION

Eugene Casagrande, D.D.S.	64	Director of Professional Relations
Mark Hochman, D.D.S.	50	Director of Clinical Affairs
Robert A. Presutti	55	Vice President of Sales and Marketing

Leonard Osser, Chairman of the Board

Leonard Osser has served as Milestone’s Chairman since 1991. From 1991 through 2007, he also served as Chief Executive Officer of the Company. From 1980 until the consummation of Milestone’s public offering in November 1995, he was primarily engaged as the principal owner and Chief Executive Officer of U.S. Asian Consulting Group, Inc., a New Jersey-based provider of consulting services specializing in distressed or turnaround situations in both the public and private markets.

Joe W. Martin, Chief Executive Officer

Joe Martin originally joined Milestone Scientific in May 2007 as CEO of the Company’s medical division, Milestone Medical, and was subsequently appointed as the Company’s new CEO in December 2007. Prior to Milestone, he served as President of the Diabetes Care Division (DCD) at Bayer HealthCare. He also served as a member of the Bayer HealthCare Executive Committee. From 1992 through 2004, Mr. Martin rose through the ranks at Bayer in managerial posts that included Senior Vice President and General Manager, Self-Testing Business Segment at Bayer AG — Diagnostics Division; Senior Vice President and General Manager, Point of Care Business Segment; Country Manager — United Kingdom and Ireland; and Vice President, Marketing — Immunodiagnostic Business Unit. From 1980 through 1992, Mr. Martin held various sales, marketing and general management roles of increasing responsibility, both domestically and internationally, at Abbott Laboratories — Diagnostic Division. He is a graduate of the University of Houston where he earned a Bachelors of Business Administration degree in Marketing and Accounting. Mr. Martin is the Past President of the Biomedical Marketing Association and served on the Board of Directors of Life Treatment Centers in South Bend, Indiana.

Joseph D’Agostino, Acting Chief Financial Officer

Joining Milestone in January 2008 as Acting CFO, Joseph D’Agostino brings Milestone a wealth of finance and accounting experience earned over 25 years serving both publicly and privately held companies. A results-

oriented and decisive leader, he has specific proven expertise in treasury and cash management, strategic planning, information technology, internal controls, Sarbanes-Oxley compliance, operations and financial and tax accounting. Immediately prior to joining Milestone, Mr. D’Agostino served as Senior Vice President and Treasurer of Summit Global Logistics, a publicly traded, full service international freight forwarder and customs broker with operations in the United States and China. Previous executive posts also included Executive Vice President and CFO of Haynes Security, Inc., a leading electronic and manned security solutions company serving government agencies and commercial enterprises; Executive Vice President of Finance and Administration for Casio, Inc., the U.S. subsidiary of Casio Computer Co., Ltd., a leading manufacturer of consumer electronics with subsidiaries throughout the world; and Manager of Accounting and Auditing for Main Hurdman’s Natonal Office in New York City ( merged into KPMG). Mr. D’Agostino is a Certified Public Accountant and holds memberships in the American Institute of CPA’s, New Jersey Society of CPA’s, Financial Executive Institute, Consumer Electronics Industry Association and Homeland Security Industry Association. He is a graduate of William Paterson University where he earned a Bachelor of Arts degree in Science.

Mark Hochman, D.D.S., Director of Clinical Affairs

Dr. Hochman has served as Director of Clinical Affairs and Director of Research and Development since 1999. He has a Doctorate of Dental Surgery with advanced training in the specialties of Periodontics and Orthodontics from New York University of Dentistry and has been practicing dentistry since 1984. He holds a faculty appointment as a clinical associate professor at NYU School of Dental Surgery. Recognized as a world authority on Advanced Drug Delivery Systems, Dr. Hochman has published numerous articles in this area, and shares in the responsibility for inventing much of the technology currently available from Milestone.

Robert (Bob) A. Presutti, Vice President of Sales and Marketing

Bob Presuitti brings Milestone nearly 30 years of professional sales and marketing experience, primarily within the medical and dental industries, with emphasis on new product introductions. As Director of Professional Sales at Optiva/Philips Healthcare, Inc., he helped to establish Sonicare as the #1 most recommended and dispensed electric toothbrush among dental professionals, and drove product sales from $5 million to over $28 million in a five year period. Immediately prior to joining Milestone, Mr. Presutti served as Director of Professional Sales at Grinrx Corporation, a start-up dental company in Washington. In May of 2005, he was recruited by the CEO of Brite Smile, Inc. to serve as Executive Vice President of Sales. In this role, he led the rebuilding of the dental product company’s sales organization and relaunched its in-office whitening procedure in the professional dental channel. While at Thermoscan, Inc. and Medtronic, Nortech Division, Mr. Presutti held various sales management and market development positions of increasing responsibility. Mr. Presutti holds a Bachelor of Arts degree in Business Administration from Monmouth University.

Dr. Eugene Casagrande, Director of International & Professional Relations

Since 1998, Dr. Casagrande has served as Director of Professional Relations, charged with pursuing a broad range of clinical and industry-related strategic business opportunities for the Company. He has also lectured both nationally and internationally at over 35 dental schools and in over 22 countries on Computer-Controlled Local Anesthesia Delivery. Dr. Casagrande is past president of the California State Board of Dentistry and the Los Angeles Dental Society and is a Fellow of the American and International Colleges of Dentists and has served on the faculty of the University of Southern California, School of Dentistry.

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

Pablo F. Serna Cardenas has been a director of Milestone since June 2006. He is the founder of SPOT Investments, a European-based financial services firm. Previously, from 2001 to 2005, he was a director and Senior Manager at Dynamic Decisions Group Ltd, an equity research and valuation consulting firm. In that capacity, Mr. Serna Cardenas led the corporate finance team at Dynamic Decisions in investment banking and project valuation consulting. Prior to joining Dynamic Decisions, from 1999-2001, Mr. Serna Cardenas served as an associate with Real Options Group. Real Options Group is an international academic research center consulting to business entities. Before joining Real Options Group, Mr. Serna Cardenas was the general manager with Estudios, Consultorias y Asesorias Financieras, a Financial Consulting firm in Columbia .

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

Code of Ethics

Milestone has adopted a code of ethics that applies to Milestone’s principal executive officer, principal financial officer and other persons performing similar functions. This code of ethics is filed herewith as an exhibit to this annual report and is posted on Milestone’s web site at www.milesci.com. We will also provide a copy of the Code of Ethics to any person without charge, upon written request addressed to our Acting Chief Financial Officer, Joseph D’Agostino at our principal executive office, located at 220 South Orange Avenue, Livingston, NJ, 07039.

Item 10.	Executive Compensation.

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal year ended December 31, 2007 by (i) Milestone’s Chairman and (ii) the most highly compensated executive officers, other than the Chairman who were serving as executive officers at the end of the 2007 fiscal year and whose salary as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”).

SUMMARY OF COMPENSATION TABLE

					OTHER		OPTION
NAME AND PRINCIPAL POSITION	YEAR	SALARY		BONUSES	COMPENSATION		AWARDS		TOTAL

Leonard A. Osser	2007	$300,000	(1)	—	16,660	(1)	—		$316,660
Chairman	2006	$300,000	(1)	—	15,237	(1)	—		$315,237
Joe W. Martin	2007	$184,483		$80,000	909		—		$265,392
Chief Executive Officer	2006	$—		—	—		—		—
Thomas R. Ronca	2007	$162,406	(2)	—	—		—	(3)	$162,406
President and Chief Operating Officer	2006	$192,970	(2)	—	—		$10,844	(3)	$203,814

(1) Includes $150,000 in deferred compensation in accordance with his employment agreement to be paid in common stock and not paid until the termination of the agreement in 2012 (under new employment agreement) or thereafter, if further extended. Excludes $10,000 paid by Milestone to Marilyn Elson, a certified public accountant, in payment of tax consultation services. Ms. Elson is the wife of Mr. Osser. Other compensation represents payments made for health insurance coverage.

(2) $28,333 of Mr. Ronca’s base salary for 2006 was paid in 26,984 shares of restricted common stock.

(3) The amounts in this column reflect the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R), “Share-based Payments.” for outstanding stock options granted as part of the stock option plan. For details used in the assumption calculating the fair value of the option reward, see Note B to our Financial Statements for the year ended December 31, 2006, which is located on pages F-8 through F-12 of our Annual Report on Form 10-KSB. Compensation cost is generally recognized over the vesting period of the award. The number of shares underlying this option award totaled 10,000 shares. See the table below entitled “Outstanding Equity Awards at December 31, 2006.

Employment Contracts

In December 2003, Milestone entered into a employment agreement with Mr. Osser for a five-year term commencing January 1, 2004. This agreement was terminated effective December 31, 2007. Milestone entered into a new agreement with Mr. Osser effective January 1, 2008. The new agreement is for four years ending on December 31, 2012. As part of the new agreement the Chairman will relinquish the title and position of CEO and concentrate his activities on assisting the new CEO of the Company in (i) management and oversight of vendors in China and other key vendors, (ii) arranging for, and the consummating financing transactions and (iii) conducting investor relations. Under the new agreement, the Chairman will receive a base compensation of $200,000 per year payable, one half in cash and one half in common stock valued at the closing price of the common stock on January 31 of each year with respect to the then current year. While the number of shares to be issued will be determined each year, the stock will not be issued until the end of the term of the agreement.

In accordance with the employment contract, as of December 31, 2007, 421,306 shares of common stock are to be paid out at the end of the contract in settlement of the $600,000 of deferred compensation and, accordingly, such amount has been classified in the stockholder’s equity with the common shares classified as to be issued.

Milestone entered into an agreement with a new CEO effective May 2, 2007. The term of the contract is for five year period ending on December 31, 2012. Under this agreement the CEO will receive a base cash compensation of $300,000 per year, payable at the option of the CEO, of up to $150,000 per year by written notice to take stock for periods subsequent to such notice. The stock would be valued at the average closing price of the common stock, during the first 15 trading days of the last full month of each year. In, addition, the CEO may earn annual bonuses up to an aggregate of $400,000, payable one half in cash and one half in common stock, contingent upon Milestone achieving predetermined annual cash flow, revenue, unit sales and earnings as defined in the employment agreement.

In addition, if in any year of the term of the agreement the CEO earns a bonus, he shall also be granted five-year stock options to purchase twice the number of shares earned. Each such option is to be exercisable at a price per share equal to the fair market value of a share on the date of grant (110% of the fair market value if the CEO is a 10%

or greater stockholder on the date of grant). The options shall vest and become exercisable to the extent of one-third of the shares covered at the end of each of the first three years following the date of grant, but shall only be exercisable while the CEO is employed by Milestone or within 30 days after the termination of his agreement.

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

Annual executive officer compensation consists of a base salary component and periodic stock option grants. It is the Compensation Committee’s intention to set total executive cash compensation sufficiently high enough to attract and retain a strong motivated leadership team, but not so high that it creates a negative perception with our other stakeholders. Each of our executive officers receives stock option grants under our stock option plan. The number of stock options granted to each executive officer is made on a discretionary rather than a formula basis by the Compensation Committee. Each executive’s current and prior compensation is considered in setting future compensation. In addition, we review the compensation practices of other 28 companies. To some extent, our compensation plan is based on the market and the companies we compete against for executive management. The elements of our plan (e.g., base salary, bonus and stock options) are similar to the elements used by many companies. The exact base pay, stock option grant, and bonus amounts are chosen in an attempt to balance our competing objectives of fairness to all stakeholders and attracting/retaining executive managers.

Outstanding Equity Awards at December 31, 2007

The following table includes certain information with respect to the value of all unexercised options previously awarded to our Named Executive Officers. There were no stock awards granted in 2007.

Option Awards
Number of
Securities
Underlying
	Unexercised		Option	Option
	Options		Exercise	Expiration
Name	Exercisable		Price($)	Date

Leonard Osser	16,667	(1)	0.87	1/1/2008

(1)	Fully vested on 7-1-06

Compensation of Directors

Milestone paid no cash or stock based compensation to its directors in 2007 or 2006. On June 5, 2007, Milestone awarded to each of its independent directors options expiring on June 4, 2012 for the purchase of

20,000 shares of its common stock, half of which are exercisable immediately and the remaining half exercisable on June 5, 2008 at $1.68 per share with respect to the year ending with Milestone’s 2007 annual meeting. On June 20, 2006, Milestone awarded to each of its independent directors options expiring June 19, 2011 for the purchase of 20,000 shares of its common stock, half of which are exercisable immediately and the remaining half of which are exercisable on June 20, 2007 at $.83 per share with respect to the year starting with Milestone’s 2006 annual meeting and ending with Milestone’s 2007 annual meeting.

The following table provides compensation information for the year ended December 31, 2007 for each of the independent directors. We do not pay any directors’ fees. Directors are reimbursed for the costs relating to attending board and committee meetings.

Director Compensation

Name	Option Awards(1)		Total

Leonard M. Schiller	$22,200	(2)	$22,200
Jeffrey Fuller	$22,200	(2)	$22,200
Leslie Bernhard	$22,200	(2)	$22,200
Pablo F. Serna C.	$22,200	(2)	$22,200

(1) Amounts are calculated using the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-based Payments.

(2) On June 25, 2007 each of Milestone’s independent directors were awarded options exercisable for 20,000 shares of common stock at $1.68 per share.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 31, 2008, regarding stock ownership of all persons known by Milestone to own beneficially more than 5% of Milestone’s outstanding common stock, Named Executives, all directors, and all directors and officers of Milestone as a group:

	Shares of
	Common Stock
	Beneficially		Percentage of
Name of Beneficial Owner (1)	Owned(2)		Ownership

Executive Officers and Directors
Leonard Osser	1,465,406	(3)	12.53%
Joe W. Martin	—		*
Joseph D’Agostino	—		*
Leonard M. Schiller	93,228	(4)	*
F. Pablo Serda C.	30,000	(5)
Jeffrey Fuller	76,667	(6)	*
Leslie Bernhard	66,667	(7)	*
All directors & executive officers as a group (7 persons)	1,731,968		14.81%
K. Tucker Andersen	1,483,969	(8)	12.68%

*	Less than 1%

(1) The addresses of the persons named in this table are as follows: Leonard A. Osser, Joe W. Martin and Joseph D’Agostino are all at 220 South Orange Avenue, Livingston Corporate Park, Livingston, NJ 07039; Leonard M. Schiller, Schiller, Klein & McElroy, P.C., 33 North Dearborn Street, Suite 1030, Chicago, Illinois 60602; Jeffrey Fuller, Eagle Chase, Woodbury, NY 11797; Leslie Bernhard, AdStar, Inc., 4553 Glencoe Avenue, Suite 325, Marina del Rey, California 90292; K. Tucker Anderson, c/o Cumberland Associates LLC, 1114 Avenue of the Americas, New York, New York 10036.

(2) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 31, 2008 upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on the number of all shares, including those underlying options exercisable within 60 days from the filing of this report held by the named individual, divided by 11,697,837 outstanding shares on March 31, 2008 plus those shares underlying options exercisable within 60 days from the filing of this report held by the named individual or the group.

(3) Includes 120,994 shares issuable upon the exercise of warrants within 60 days of the date hereof, which are exercisable at $4.89.

(4) Includes 80,000 shares subject to stock options, exercisable within 60 days of the date hereof as follows: 20,000 shares at $3.27 per share, 20,000 shares at $1.40 per share, 20,000 shares at $.83 per share and 20,000 shares at $1.68. Also included is 13,228 shares held by Mr. Schiller.

(5) Includes 30,000 shares subject to stock options, exercisable within 60 days of the date hereon as follows: 10,000 shares at $.83 per share and 20,000 shares at $1.68.

(6) Includes 76,667 shares subject to stock options, exercisable within 60 days of the date hereof as follows: 6,667 shares at $1.50 per share, 20,000 shares at $3.27 per share, 20,000 shares at $1.40 per share, 10,000 shares at $.83 per share and 20,000 shares at $1.68.

(7) Includes 66,667 shares subject to stock options, exercisable within 60 days of the date hereof as follows: 6,667 shares at $1.50 per share, 20,000 shares at $3.27 per share, 20,000 shares at $1.40 per share and 20,000 shares at $1.68.

(8) Includes 183,946 shares subject to warrants all of which are exercisable within 60 days of the date hereof at $4.89. The amount does not include 100,000 shares subject to warrants that begin to be exercisable in December 2008, at $5.00 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes the (i) options granted under the Milestone 1997 and 2004 Stock Option Plans, and (ii) options and warrants granted outside the Milestone 1997 and 2004 Stock Option Plans, as of December 31, 2007. The shares covered by outstanding options and warrants are subject to adjustment for changes in capitalization, stock splits, stock dividends and similar events. No other equity compensation has been issued.

	Number of Securities (1)	Weighted-average	Number of securities (1)
	to be issued upon exercise of	exercise	remaining available for
	outstanding options and	price of outstanding	future issuance under
	warrants	options and warrants	equity compensation plan

Equity compensation plan approved by stockholders(1)
Grants under our 1997 Stock Option Plan	129,334	$2.84	177,999
Grants under our 2004 Stock Option Plan	262,000	1.16	178,000
Equity compensation plan not approved by stockholders(2)
Aggregate individual option and warrant grants	2,967,079	4.45	Not applicable

Total	3,358,413	4.13

(1) Consisting of our 1997 stock option plan covering a total of 333,333 common shares underlying options issuable to officers and other key employees and excluding 2,333 options, which were exercised in October 2003, 16,667 options, which were exercised in December 2003, 333 options which were exercised in April 2005 and 26,666 shares exercised in 2007. The plan has a term of 10 years and is administered by a committee appointed by the board of directors. The committee, in its sole discretion, determines who is eligible to receive these incentive stock options, how many options they will receive, the term of the options, the exercise price and other conditions relating to the exercise of the options. Stock options granted under the plan must be exercised within a maximum of 10 years from the date of grant at an exercise price that is not less than the fair market value of the common shares on the date of the grant. Options granted to shareholders owning more than 10% of our outstanding common shares must be exercised within five years from the date of grant and the exercise price must be at least 110% of the fair market value of the common shares on the date of the grant. Options exercised in 2007 were 6,667.

In July 2004 the Board of Directors approved the adoption of the 2004 Stock Option Plan. The 2004 Stock Option Plan provides for the grant of options to purchase up to 500,000 shares of Milestone’s common stock. Options may be granted to employees, officers, directors and consultants of Milestone for the purchase of common stock of Milestone at a price not less than the fair market value of the common stock on the date of the grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant. Options exercised in 2007 were 60,000.

(2) The aggregate individual option grants outside the Stock Option Plans referred to in the table above include options issued as payment for services rendered to us by outside consultants and providers of certain services. The aggregate individual warrant grants referred to in the table above include warrants granted to investors in Milestone as part of private placements and credit line arrangements.

Stock Plan

In 2006 we adopted an equity compensation plan for the issuance of up to 300,000 shares of our common stock in lieu of cash compensation for services performed by employees, officers, directors and consultants (the “2006 Stock Plan”). The purpose of the 2006 Stock Plan is to conserve cash while allowing us to adequately compensate existing employees, officers, directors and consultants, or new employees, officers directors and consultants, whose performance will contribute to our long-term success and growth. We believe that the availability of these shares will also strengthen our ability to attract and retain employees, officers, directors and consultants of high competence, increase the identity of interests of such people with those of our stockholders and help maintain loyalty to us through recognition and the opportunity for stock ownership. All shares granted under this plan will be at fair market value, or at a premium to that value, on the date of grant.

During 2007, 28,269 shares of common stock valued at $62,196 were granted under the 2006 Stock Plan as part of annual compensation and 84,270 shares of common stock valued at $150,000 in settlement of officers deferred compensation.

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

In December 2007, the Board of Directors authorized the Company to issue up to $2 million of its Company stock to vendors or employees, and to grant them piggy back registration rights in the usual form, at a value of not less than 90% of the market value on the date of the agreement for the vendor or employee to accept said shares. Such future shares are not included in the above noted shares reserved for future issuance.

Item 12.	Certain Relationships and Related Transactions and Director Independence

For the year ended December 31, 2007, Milestone received a $1.0 million Line of Credit from a stockholder. The full line was utilized at year end. As noted in the Financial Statements section (Note H), the Line of Credit borrowings, all borrowings and interest thereon must be repaid at the option of the Company in cash or, at its option, shares of common stock valued at the lower of $2.00 per share or 80% of the average closing price of its shares during the 20 days ending with December 31, 2008. The Company issued three year warrants exercisable at $5.00 per share, into 100,000 shares of common stock. The Company did not have any other related party transactions pursuant to Item 404 of Regulation S-B of the Exchange Act. We have adopted a policy that, in the future, the Audit Committee must review all transactions with any officer, director or 5% stockholder

Director Independence

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

In determining director independence, the Board considered the option awards to the Independent Directors for the year ended December 31, 2007, disclosed in “Item 10 — Executive Compensation — Director Compensation” above, and determined that such awards were compensation for services rendered to the Board and therefore did not impact their ability to continue to serve as Independent Directors.

Item 13.	Exhibits

Exhibits

Certain of the following exhibits were filed as Exhibits to previous filings filed by Milestone under the Securities Act of 1933, as amended, or reports filed under the Securities and Exchange Act of 1934, as amended, and are hereby incorporated by reference.

EXHIBIT
NO.	DESCRIPTION

3.1	Certificate of Incorporation of Milestone(1)
3.2	Certificate of Amendment filed July 13, 1995(2)
3.3	Certificate of Amendment filed December 6, 1996(3)
3.4	Certificate of Amendment filed December 17, 1997(4)
3.5	Certificate of Amendment filed July 23, 2003(6)
3.6	Certificate of Amendment filed January 8, 2004.(6)
3.7	Certificate of Designation filed January 15, 2004(6)
3.8	By-laws of Milestone(1)
4.1	Specimen stock certificate(2)
4.2	Intentionally Left Blank
4.3	Form of warrant agreement, including form of warrant(8)
10.1	Lease dated November 25, 1996 between Livingston Corporate Park Associates, L.L.C. and Milestone(3)
10.2	Agreement with DaVinci Systems dated July 30, 2003(6)
10.3	Agreement with Strider dated September 3, 2003(6)

EXHIBIT
NO.		DESCRIPTION

10.4		Agreement with Len Osser and K. Tucker Andersen, dated October 9, 2003(6)
10.5		Agreement with Morse, Zelnick, Rose & Lander dated December 22, 2003(6)
10	.6**	Employment Agreement with Leonard Osser dated December 20, 2003(6)
10.7		Agreement with United Systems dated October 20, 2004(9)
10.8		Agreement with Mark Hochman dated as of January 1, 2005(9)
10.9		Lease amendment dated April 28, 2004 between Livingston Corporate Park Associates, L.L.C. and Milestone(9)
10.10		Agreement with DaVinci regarding exclusive license over patented products dated June 1, 2004(10)
10	.11**	Employment Agreement with Leonard Osser dated January 1, 2008*
10	.12**	Employment Agreement with Joe W. Martin dated May 2, 2007*
14		Code of Ethics(7)
23.1		Consent of Holtz Rubenstein Reminick LLP*
23.2		Consent of Eisner LLP*
31.1		Rule 13a-14(a) Certifications — Chief Executive Officer*
31.2		Rule 13a-14(a) Certifications — Chief Financial Officer*
32.1		Section 1350 Certifications— Chief Executive Officer*
32.2		Section 1350 Certifications— Chief Financial Officer*

*	Filed herewith.

**	Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Milestone’s Registration Statement on Form SB-2 No. 33-92324.

(2)	Incorporated by reference to Amendment No. 1 to Milestone’s Registration Statement on Form SB-2 No. 333-92324.

(3)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 1996.

(4)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 1999.

(5)	Incorporated by reference to Milestone’s Registration Statement on Form S-2 No. 333-110376, Amendment No. 1.

(6)	Incorporated by reference to Milestone’s Registration Statement on Form S-2 No. 333-110376, Amendment No. 3.

(7)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 2003.

(8)	Incorporated by reference to Milestone’s Registration Statement on Form S-2 No. 333-110367, Amendment No. 5.

(9)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 2004.

(10)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 2005.

Item 14.	Principal Accountant Fees and Services

Audit Fees

We incurred audit and financial statement review fees totaling $84,338 from Holtz Rubenstein Reminick LLP, our principal accountants for 2007 and $98,902 from Eisner LLP , prior to their replacement as the principal accountants in September 2007. In 2006 audit and financial statement review fees were $220,000 from Eisner LLP, our principal accountants.

Audit Related Fees

There were no audit related fees to our principal accountant Holtz Rubenstein Reminick LLP in 2007. In 2006, audit related fees consisting of fees in connection with our filing of registration statements on Forms S-3 and S-8 filings and related services were $11,500 from Eisner LLP.

Tax Fees

There were no fees for services related to tax compliance, tax advice and tax planning billed by our principal accountants in 2007 and 2006.

All Other Fees

There were no other fees billed during 2007 and 2006 by Milestone’s principal accountant.

Audit Committee Administration of the Engagement

The engagement with Holtz Rubenstein Reminick LLP, our principal accountant, was approved in advance by the Board of Directors and our Audit Committee. No non-audit or non-audit related services were approved by the audit committee in 2007.

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

Milestone Scientific Inc.

By:	/s/ Joe W. Martin
Chief Executive Officer

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Joe W. Martin Joe W. Martin	March 31, 2008	Chief Executive Officer

/s/ Joseph D’Agostino Joseph D’Agostino	March 31, 2008	Acting Chief Financial Officer

/s/ Leonard Osser Leonard Osser	March 31, 2008	Director

/s/ Leonard Schiller Leonard Schiller	March 31, 2008	Director

/s/ Jeffrey Fuller Jeffrey Fuller	March 31, 2008	Director

/s/ Leslie Bernhard Leslie Bernhard	March 31, 2008	Director

/s/ Pablo F. Serna C. Pablo F. Serna C.	March 31, 2008	Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Milestone Scientific Inc.

We have audited the accompanying balance sheet of Milestone Scientific Inc. as of December 31, 2007 and the related statements of operations, stockholders’ equity and cash flow for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milestone Scientific Inc. as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/  Holtz Rubenstein Reminick LLP

Melville, New York
March 21, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Milestone Scientific Inc.

We have audited the accompanying statements of operations, changes in stockholders’ equity and cash flows of Milestone Scientific Inc. for the year ended December 31, 2006. These financial statements are the responsibility of Milestone’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 2006, in conformity with United States generally accepted accounting principles.

As discussed in Note B 17 to the financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.

/s/  Eisner LLP

New York, New York
March 27, 2007

MILESTONE SCIENTIFIC INC.
BALANCE SHEET
December 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$745,003
Accounts receivable, net of allowance for doubtful accounts of $5,000	346,347
Royalty receivable	15,358
Inventories	1,636,744
Advances to contract manufacturer	1,192,584
Prepaid expenses and other current assets	169,727

Total current assets	4,105,763
Investment in distributor, at cost	76,319
Equipment, net of accumulated depreciation of $284,145	220,808
Patents, net of accumulated amortization of $79,498	559,378
Other assets	27,297

Total assets	$4,989,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,855,835
Accrued expenses	201,103
Deferred compensation payable to officers	15,833

Total current liabilities	2,072,771

Long-term Liabilities:
Accounts payable-long term	443,847
Line of credit-net of discount of $65,371	934,629

Total long-term liabilities	1,378,476

Commitments and Contingencies
Stockholders’ Equity
Common stock, par value $.001; authorized 50,000,000 shares; 11,787,572 shares issued, 421,306 shares to be issued, and 11,754,239 shares outstanding	12,210
Additional paid-in capital	58,483,539
Accumulated deficit	(56,045,915)
Treasury stock, at cost, 33,333 shares	(911,516)

Total stockholders’ equity	1,538,318

Total liabilities and stockholders’ equity	$4,989,565

See Notes to Financial Statements

MILESTONE SCIENTIFIC INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Product sales, net	$6,262,608	$5,566,425
Royalty income	128,105	277,752

Total revenue	6,390,713	5,844,177

Cost of products sold	2,898,048	3,002,615
Royalty expense	—	33,031

Total cost of revenue	2,898,048	3,035,646

Gross profit	3,492,665	2,808,531

Selling, general and administrative expenses	6,335,556	5,326,032
Research and development expenses	397,354	1,005,285

	6,732,910	6,331,317

Loss from operations	(3,240,245)	(3,522,786)
Other income & expense
Other income	552,005	283,107
Interest income	17,440	87,411
Gain/Loss on disposal of asset	(241,530)	—
Interest expense	(19,752)	—
Amortize debt issuance	(6,614)	—

Total other income	301,549	370,518

Net loss	$(2,938,696)	$(3,152,268)

Net loss applicable to common stockholders	$(2,938,696)	$(3,152,268)

Loss per share applicable to common stockholders — basic and diluted	$(0.24)	$(0.27)

Weighted average shares outstanding and to be issued — basic and diluted	12,141,525	11,788,690

See Notes to Financial Statements

MILESTONE SCIENTIFIC INC.
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
YEARS ENDED DECEMBER 31, 2007 AND 2006

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance, January 1, 2006	11,758,205	$11,758	$57,172,915	$(49,954,951)	$(911,516)	$6,318,206
Common stock issued for payment of vendor services	53,070	53	57,197			57,250
Common stock and options issued for issued for payment of consulting services	8,491	9	204,822			204,831
Common stock issued for payment of employee compensation compensation	80,596	81	135,325			135,406
Common shares to be issued in settlement of deferred compensation	129,310	130	149,870			150,000
Net loss				(3,152,268)		(3,152,268)

Balance, December 31, 2006	12,029,672	12,031	57,720,129	(53,107,219)	(911,516)	3,713,425
Options issued for payment of consulting services	—	—	285,282			285,282
Common stock issued from exercise of options	66,667	67	71,134			71,201
Common stock and options issued for payment of employee compensation	28,269	28	185,093			185,121
Common shares to be issued in settlement of deferred compensation	84,270	84	149,916			150,000
Warrants issued in connection with Line of Credit			71,985			71,985
Net loss				$(2,938,696)		(2,938,696)

Balance, December 31, 2007	12,208,878	$12,210	$58,483,539	$(56,045,915)	$(911,516)	$1,538,318

See Notes to Financial Statements

MILESTONE SCIENTIFIC INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Cash flows from operating activities:
Net loss	$(2,938,696)	$(3,152,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	104,740	95,914
Amortization of patents	37,560	22,849
Amortization of debt discount	6,614	—
Common stock and options issued for compensation, consulting, and vendor services	620,403	547,487
Bad debt expense (recovery)	69,378	(10,846)
Loss on disposal of equipment	241,530	—
Loss on write-off of patent rights	157,640	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(69,106)	11,292
Decrease in royalty receivable	44,749	125,595
(Increase) decrease in inventories	(313,406)	48,016
(Increase) to advances to contract manufacturer	(114,713)	(58,208)
(Increase) decrease to prepaid expenses and other current assets	(72,654)	12,618
(Increase) decrease in other assets	(13,144)	10,044
(Decrease) increase in operating liabilities:
Increase in accounts payable	1,103,575	688,063
(Decrease) increase in accrued expenses	(30,973)	8,726
Increase in deferred compensation	15,833	—

Net cash used in operating activities	(1,150,670)	(1,650,718)

Cash flows from investing activities:
Purchase of equipment	(107,819)	(18,878)
Payment for patent rights	(227,825)	(62,967)

Net cash used in investing activities	(335,644)	(81,845)

Cash flows from financing activities:
Proceeds from exercise of stock options	71,201	—
Long term borrowing-other	1,000,000	—

Net cash provided by financing activities	1,071,201	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(415,113)	(1,732,563)
Cash and cash equivalents at beginning of year	1,160,116	2,892,679

Cash and cash equivalents at end of year	$745,003	$1,160,116

Supplemental disclosure of cash flow information:

Interest expense paid in cash	$10,000	$—

Income tax paid	$1,925	$2,337

See Notes to Financial Statements

MILESTONE SCIENTIFIC INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A —	ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

Milestone Scientific Inc. (“Milestone”) was incorporated in the State of Delaware in August 1989. Milestone has developed a proprietary, computer-controlled anesthetic delivery system, through the use of The Wand, a single use disposable handpiece. The system is marketed in dentistry under the trademark CompuDent , Wand Plus and STA (Single Tooth Anesthesia) and in medicine under the trademark CompuMed. CompuDent is suitable for all dental procedures that require local anesthetic. CompuMed and Wand Plus are suitable for many medical procedures regularly performed in Plastic Surgery, Hair Restoration Surgery, Podiatry, Colorectal Surgery, Dermatology, Orthopedics and a number of other disciplines. The systems are sold in the United States and in over 25 countries abroad. Milestone’s products are manufactured by a third-party contract manufacturer.

The Company has incurred operating losses and negative cash flows from operating activities since its inception, including $1,150,670 and $1,650,718 for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007 , the Company had cash and cash equivalents and working capital of $745,003 and $2,032,992, respectively. Additionally, as discussed in Note H, on June 28, 2007, the Company secured a revolving line of credit in the aggregate amount of $1,000,000 from a stockholder which line was fully borrowed at December 31, 2007. The Company is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses; however, the Company does not now have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. The Company anticipates the need for a higher level of marketing and sales efforts that at present it cannot fund. If the Company is unable to generate positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that traditional capital can be raised on terms and conditions satisfactory to the Company, if at all. If additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect the Company’s operating results.

The Company’s recurring losses and negative operating cash flows raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On November 6, 2007 Milestone entered into a Collaboration Agreement (the “Agreement”) with a global diversified healthcare company (the “Collaborator”) to conduct a feasibility study to evaluate the potential application of Milestone’s proprietary CompuFlo Injection System for injecting medicaments. The name of the company is not provided pursuant to the confidentiality provisions in the Agreement. Under the terms of the Agreement, Milestone will provide, at no cost to the Collaborator, a mutually agreed quantity of CompuFlo Injection Systems and training on proper operation of the systems for use in the feasibility study. All other costs and expenses associated with the feasibility study will be the responsibility of the Collaborator. The Collaborator may terminate the Agreement at any time upon at least ten (10) days prior written notice to Milestone, provided that the Collaborator shall be responsible for any reasonable, non-cancelable costs and expenses incurred by Milestone or its approved subcontractors prior to the date of termination. There can be no assurance that the feasibility study will be successfully concluded or, if successfully concluded, that it will lead to any further agreements with the Collaborator for their use of Milestone’s technology or products.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Cash and Cash Equivalents

Milestone considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

MILESTONE SCIENTIFIC INC.

NOTES TO FINANCIAL STATEMENTS

2.	Royalty Receivable

Royalty Receivable represents the royalty due from the licensee of Milestone’s proprietary consumer dental whitening product, which is sold under Milestone’s distributor’s trademark of Ionic White. The royalties are received on a quarterly basis.

3.	Product Return and Warranty

Milestone does not accept non-defective returns from its customers on a routine basis. Product returns under warranty are accepted, evaluated and repaired or replaced in accordance with the Warranty Policy. Returns not within the Warranty Policy are charged to the customer. Warranty expense was $25,501 and $56,062 for 2007 and 2006, respectively. Non Warranty repairs are collected from our customers. Non Warranty repair income was $55,048 and $68,814 for 2007 and 2006, respectively.

4.	Inventories

Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market.

5.	Equipment

Equipment is recorded at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. The costs of maintenance and repairs are charged to operations as incurred.

6.	Investments

Investments in less than 20% owned entities are accounted for under the cost basis and are reviewed for impairment periodically.

7.	Patents

Patents are recorded at actual cost to prepare and file the applicable documents with the United States Patent Office, or internationally with the applicable governmental office in the respective country. Although certain patents have not yet been approved, the costs related to these patents are being amortized using the straight-line method over the estimated useful life of the patent. If the applicable patent application is ultimately rejected, the remaining unamortized balance will be expensed in the period in which the Company receives a notice of such rejection. Patent applications filed and patents obtained in foreign countries are subject to the laws and procedures that differ from those in the United States. Patent protection in foreign countries may be different from patent protection under United States laws and may not be favorable to the Company. The Company also attempts to protect our proprietary information through the use of confidentiality agreements and by limiting access to our facilities. There can be no assurance that our program of patents, confidentiality agreements and restricted access to our facilities will be sufficient to protect our proprietary technology.

8.	Impairment of Long-Lived Assets

Milestone reviews patents and equipment for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The carrying value of the assets is evaluated in relation to the operating performance and future undiscounted cash flows of the underlying assets. Milestone adjusts the net book value of an underlying asset if its fair value is determined to be less than its book value. In 2007, the Company charged to expense $158,000 of patent costs previously capitalized for products that are no longer being sold.

MILESTONE SCIENTIFIC INC.

NOTES TO FINANCIAL STATEMENTS

9.	Revenue Recognition

Revenue from product sales is recognized net of discounts and allowances to our domestic distributor on the date of arrival of the goods at the customer’s location as shipments are FOB destination. Shipments to our international distributors are FOB our warehouse and revenue is therefore recognized on shipment. In both cases, the price to the buyer is fixed and the collectability is reasonably assured. Further, we have no obligation on these sales for any post sale installation, set-up or maintenance, these being the responsibility of the buyer. Customer acceptance is considered made at delivery. Our only obligation after sale is the normal commercial warranty against manufacturing defects if the alleged defective unit is returned within the warranty period.

Royalty income is recognized as earned based on reports received from the licensee and related royalty expense is accrued during the same period.

10.	Shipping and Handling Costs

The Company includes shipping and handling costs in cost of goods sold. These costs are billed to customers at the time of shipment for domestic shipments. International shipments are FOB our warehouse, therefore no costs are incurred by the Company.

11.	Research and Development

Research and development costs, which consist principally of new product development costs incurred to third parties, are expensed as incurred.

12.	Advertising Expenses

Milestone expenses advertising costs as they are incurred. For the years ended December 31, 2007 and 2006, Milestone recorded advertising expenses of $57,796 and $308,865, respectively.

13.	Income Taxes

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

14.	Basic and diluted net loss per common share

Milestone presents “basic” earnings (loss) per common share applicable to common stockholders and, if applicable, “diluted” earnings (loss) per common share applicable to common stockholders pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS 128). Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, warrants, and the conversion of preferred stock were issued during the period.

MILESTONE SCIENTIFIC INC.

NOTES TO FINANCIAL STATEMENTS

Since Milestone had net losses for 2007 and 2006, the assumed effects of the exercise of outstanding stock options and warrants were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options and warrants totaled 3,358,413 at December 31, 2007 and 3,565,087 at December 31, 2006.

15.	Use of Estimates

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

16.	Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, advances to contract manufacturer, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

17	Accounting for Stock-Based Compensation

Effective January 1, 2006 Milestone adopted SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (SFAS No. 123R), under the modified-prospective transition method whereby prior periods will not be restated for comparability. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations over the service period, as an operating expense, based on the grant-date fair values. Pro-forma disclosure is no longer an alternative. As a result of adopting SFAS No. 123R, Milestone recognizes as compensation expense in its financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. Prior to the adoption of SFAS No. 123R, Milestone accounted for its stock option plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25.

The weighted-average fair value of the individual options granted during 2007 and 2006 was estimated as $1.11 and $.93, respectively, on the date of grant. The fair value for 2007 and 2006 was determine using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31,
	2007	2006

Volatility	96%	118%
Risk-free interest rate	4.97%	4.6%
Expected life	3 years	4 years
Dividend yield	0%	0%

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

MILESTONE SCIENTIFIC INC.

NOTES TO FINANCIAL STATEMENTS

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

18.	Concentration of Credit Risk

Milestone’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable, and advances to contract manufacturer. Milestone places its cash and cash equivalents with large financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone to credit risk consist principally of trade accounts receivable, as Milestone does not require collateral or other security to support customer receivables, and advances to contract manufacturer. Milestone entered into a purchase agreement with a vendor to supply Milestone with 5,000 units of CompuDent. As part of this agreement, Milestone has advanced approximately $1.2 million to the vendor for purchase of materials at December 31, 2007. The advance will be credited to Milestone as the goods are delivered. Milestone does not believe that significant credit risk exists with respect to this advance to the contract manufacturer at December 31, 2007.

Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management does not believe that significant credit risk exists with respect to accounts receivable at December 31, 2007.

19.	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (Fin No. 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, Fin No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN No. 48 as of January 1, 2007. The adoption of FIN No. 48 did not impact our financial position, results of operations or cash flows for the year ended December 31, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements but provides guidance in determining fair value measurements presently used in the preparation of financial statements. This new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. This Standard will be adopted as of January 1, 2008 and it is expected that the standard will not have a significant impact on Milestone’s results of operations or financial position.

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statement No. 133 and 140”. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that

MILESTONE SCIENTIFIC INC.

NOTES TO FINANCIAL STATEMENTS

otherwise would require bifurcation. It resolves issues in the implementation of Statement 133 and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. This standard was adopted as of January 1, 2007 and did not have any impact on Milestone’s results of operations or financial position.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the first fiscal year that begins after November 15, 2007. This standard will be adopted as of January 1, 2008, and it is not expected to have an impact on Milestone’s results of operations or financial position.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised), “Summary No. 141 (revised 2007)” . SFAS No. 141 (revised ) provides for improving the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial reports about a business combination and its effects. SFAS No. 141 (revised) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. Milestone will consider the impact of this statement in 2008.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements- and amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for non-controlling interests, sometimes called minority interests, the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, January 1, 2009 for entities with calendar year ends. Milestone will consider the impact of this statement in 2008.

NOTE C —	INVENTORIES

Inventories consist of the following:

Finished Goods	$1,421,050
Component parts and other materials	215,694

$1,636,744

Slow moving and overstocked inventories totaling approximately $165,135 and $421,000 were charged off to cost of products sold during the year ended December 31, 2007 and 2006, respectively.

NOTE D —	ADVANCES TO CONTRACT MANUFACTURER

Advances to contract manufacturer represent funding of future inventory purchases. The balance of advances as of December 31, 2007 totaled $1,192,584.

MILESTONE SCIENTIFIC INC.

NOTES TO FINANCIAL STATEMENTS

NOTE E  — EQUIPMENT

Equipment consist of the following:

Leasehold improvements	$22,317
Artwork	85,550
Office furniture and equipment	99,839
Trade show displays	57,463
Computers and software	163,653
Tooling equipment-STA	12,377
STA Trials Units	63,753

Total	504,952
Less accumulated depreciation & amortization	(284,144)

$220,808

Depreciation expense was $104,740 and $95,914 for the years ended December 31, 2007 and 2006, respectively.

NOTE F —	PATENTS

Patents are being amortized by the straight-line method over estimated useful lives ranging from 10 to 20 years, with a weighted average amortization period of 16 years. Amortization expense amounted to $37,560 in 2007 and $22,849 in 2006. Estimated amortization expense of existing patents for each of the next five fiscal years amounts to $41,232 per year.

NOTE G —	INVESTMENT IN DISTRIBUTOR

In December 2004, Milestone purchased a 19.9% equity interest in a German distribution company which is an affiliate of Milestone’s principal international distributor.

NOTE H — LINE OF CREDIT

On June 28, 2007 the Company secured a $1 million line of credit from a stockholder. Borrowings bear interest at 6% per annum, with one year’s interest at 1% payable in advance on each draw. Borrowings and subsequent repayments may be made from time to time, in increments of $100,000, until the expiration date of the line on December 31, 2008. All borrowings and interest thereon must be repaid by June 30, 2010, and after the expiration date of the line, may be repaid by Milestone in cash or, at its option, in shares of common stock valued at the lower of $2.00 per share or 80% of the average closing price of its shares during the 20 days ending with December 31, 2008. After December 31, 2008, and before June 30, 2010 the lender may convert all or any part of the then outstanding balance and interest thereon into shares of Common Stock at $4.00 per share. Three year warrants exercisable at $5.00 per share, in an amount determined by dividing 50% of the amount borrowed by $5.00 will be issued on each drawdown. There is no facility fee on the line. The warrants have been valued as of each draw down using the Black-Scholes model and are reflected as a discount against the debt incurred under this line of credit. At December 31, 2007 the remaining balance of Debt Discount was $65,371. The full amount of the line of credit, $1 million, has been drawn at December 31, 2007. Interest expense on this Line of Credit for the year ended December 31, 2007 is $19,752. Additionally, the charge for amortization of Debt Discount related to this Line of Credit is $6,614.

MILESTONE SCIENTIFIC INC.

NOTES TO FINANCIAL STATEMENTS

NOTE I — STOCKHOLDERS’ EQUITY

ISSUANCES OF COMMON STOCK

Subsequent to December 31, 2007, the Company issued 281,972 shares valued at $443,847 to three vendors owed in connection with advertising, warehousing and exhibition facilities and two outside professional organizations. The liability related to these issuance have been reflected as long term in the accompanying financial statements.

During 2007, Milestone issued 66,667 shares valued at $71,201 for the exercise of stock options.

During 2007, Milestone issued 28,269 shares valued at $62,196 to several employees as part of annual compensation.

During 2007, Milestone issued 84,270 shares valued at $150,000 in settlement of officers deferred compensation.

In February 2006 Milestone issued 44,068 shares valued at $46,000 to two vendors owed in connection with exhibition facilities and inventory purchases.

In August 2006 Milestone issued 48,810 shares valued at $51,250 to two current and two former employees as part of annual compensation.

In September 2006 Milestone issued 17,493 shares valued at $20,250 to one vendor in settlement of investor relation fees.

In December 2006 Milestone issued 31,786 shares valued at $34,333 to three employees as part of annual compensation.

OUTSTANDING WARRANTS

In 2007, as part of a Line of Credit issued to the Company, Milestone issued 100,000 warrants exercisable at $5.00 per share, expiring on June 28, 2010.

At December 31, 2007 there were 2,327,946 warrants exercisable at prices ranging from $4.89 to $5.00 per share expiring at various dates between January 31, 2007 through June 28, 2010.

SHARES RESERVED FOR FUTURE ISSUANCE

At December 31, 2007 there were 4,527,051 shares reserved for future issuance including 747,332 shares underlying stock options available under the Stock Option Plans, 3,358,413 shares underlying other stock options and warrants that were outstanding at December 31, 2007 and 421,306 shares to be issued in settlement of deferred compensation.

In December 2007, the Board of Directors authorized the Company to issue up to $2 million of its Company stock to vendors or employees, and to grant them piggy back registration rights in the usual form, at a value of not less than 90% of the market value on the date of the agreement for the vendor or employee to accept said shares. Such future shares are not included in the above noted shares reserved for future issuance.

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

MILESTONE SCIENTIFIC INC.

NOTES TO FINANCIAL STATEMENTS

the associate if it has not purchased an aggregate of at least 3,000,000 starter kits for the twelve-month period ending June 30, 2006.

This agreement has been repeatedly extended for the associate’s commitment to purchase common stock. As of December 31, 2007, no shares have been purchased.

NOTE J —	STOCK OPTION PLANS

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

A summary of option activity for employees under the plans as of December 31, 2007, and changes during the year then ended is presented below:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number	Average	Contractual	Options
	of Options	Exercise Price	Life (Years)	Value

Outstanding, January 1, 2007	427,834	1.85	3.34	—
Granted	80,000	1.68	4.50	—
Exercised	(66,667)	1.07	—	—
Forfeited or expired	(49,833)	2.54	—	—
Outstanding, December 31, 2007	391,334	1.86	2.85	$108,800
Exercisable, December 31, 2007	314,334	1.94	2.54	$98,350

MILESTONE SCIENTIFIC INC.

NOTES TO FINANCIAL STATEMENTS

			Weighted
		Weighted	Average
	Number	Average	Grant Date
	of Options	Exercise Price	Fair Value

Vested Options
Outstanding at beginning of period	277,167	$2.05
Exercised	(66,667)	$1.07
Vested Options	121,445	$1.59
Forfeited	(17,611)	$2.54
Outstanding at end of period	314,334	$1.94
NONVESTED OPTIONS
Nonvested at beginning of period	150,667	$1.49	$0.78
Granted	80,000	$1.68	$1.11
Vested	(121,445)	$1.59	$1.08
Forfeited	(32,222)	$1.74	$0.89
Nonvested at end of period	77,000	$1.56	$1.00

Milestone recognizes compensation expense on a straight line basis over the requisite service period. During the year ended December 31, 2007 Milestone recognized $122,929 of total compensation cost related to options that vested during the year. As of December 31, 2007, there was $30,669 of total unrecognized compensation cost related to non-vested options which Milestone expects to recognize over a weighted average period of one and a quarter years.

A summary of option activity for non-employees under the plans as of December 31, 2007, and changes during the year ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Options
	of Options	Price	Life (Years)	Value

Outstanding, January 1, 2007	522,466	3.51	—	—
Granted	125,000	1.77	—	—
Exercised	—	—	—	—
Forfeited or expired	(8,333)	4.92	—	—
Outstanding, December 31, 2007	639,133	3.15	2.56	$20,667
Exercisable, December 31, 2007	514,133	3.49	2.19	$1,667

MILESTONE SCIENTIFIC INC.

NOTES TO FINANCIAL STATEMENTS

		Weighted
		Average
	Number	Exercise
	of Options	Price

Vested Options
Outstanding at beginning of period	310,910	$3.43
Exercised	—	—
Vested Options	203,223	$3.61
Expired	—	—
Outstanding at end of period	514,133	$3.49
NONVESTED OPTIONS
Nonvested at beginning of period	211,556	$3.63
Granted	125,000	$1.77
Vested	(208,778)	$3.61
Forfeited	(2,778)	$4.92
Nonvested at end of period	125,000	$1.77

The weighted average grant date fair value of options granted to non-employees during the year ended December 31, 2007 was $1.08. The fair value of the options was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: excepted life of 3 years; volatility of 123% and risk-free interest rate of 4.58%. During the year ended December 31, 2007 Milestone recognized $251,949 of expense related to non-employee options that vested during the year. The total unrecognized compensation cost related to nonvested options was $113,688 as of December 31, 2007.

NOTE K — EMPLOYMENT CONTRACT AND DEFERRED COMPENSATION

Milestone entered into a new employment agreement with the Chairman effective January 1, 2008. This new agreement terminates the previous agreement scheduled to terminate on January 1, 2009. The new agreement is for four years ending on December 31, 2012. As part of this agreement the Chairman will relinquish the title and position of CEO and will be concentrating his activities on assisting the new CEO of the Company in (i) management and oversight of vendors in China and other key vendors, (ii) arranging for and consummating financing transactions and (iii) conducting investor relations. Under the new agreement, the Chairman will receive a base compensation of $200,000 per year payable, one half in cash and one half in common stock valued at the closing price of the common stock on January 31, of each year, with respect to the then current year. While the number of shares to be issued will be determined each year, the stock will not be issuable until the end of the term of the new agreement.

In accordance with the employment contract, as of December 31, 2007, 421,306 shares of common stock are to be paid out at the end of the contract in settlement of $600,000 of accrued deferred compensation and, accordingly, such amount has been classified in stockholders’ equity with the common shares classified as to be issued.

Milestone entered into an agreement with a new CEO effective May 2, 2007. The term of the contract is for a five year period ending on December 31, 2012. Under this agreement the CEO will receive base cash compensation of $300,000 per year, payable at the option of the CEO, of up to $150,000 per year by written notice to take stock for periods subsequent to such notice. The stock would be valued at the average closing price of the common stock, during the first 15 trading days of the last full month of each year. In addition, the CEO, may earn annual bonuses up to an aggregate of $400,000, payable one half in cash and one half in common stock, contingent upon Milestone achieving predetermined annual cash flow, revenue, unit sales and earnings as defined in the employment agreement.

MILESTONE SCIENTIFIC INC.

NOTES TO FINANCIAL STATEMENTS

In addition, if in any year of the term of the agreement the CEO earns a bonus, he shall also be granted five-year stock options to purchase twice the number of shares earned. Each such option is to be exercisable at a price per share equal to the fair market value of a share on the date of grant (110%) of the fair market value if the CEO is a 10% or greater stockholder on the date of grant). The options shall vest and become exercisable to the extent of one-third of the shares covered at the end of each of the first three years following the date of grant, but shall only be exercisable while the CEO is employed by Milestone or within 30 days after the termination of his employment.

NOTE L —	INCOME TAXES

The Company’s expected federal income tax benefit computed at the statutory rate (34%) on the pre-tax loss amounted to $1,000,000 in 2007 and $1,071,000 in 2006. Such benefit was not recognized in the accompanying financial statements due to Milestone’s history of past operating losses, which required full valuation allowances for all of Milestone’s deferred tax assets at December 31, 2007 and 2006.

Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 2007 and 2006 are as follows:

2007

Current Assets
Allowance for doubtful accounts	$2,000
Inventory allowance	40,000
Inventory written off but not disposed of	206,000
Warranty reserve	10,000
Deferred compensation	—

Subtotal	258,000

Valuation allowance	(258,000)

Current deferred tax asset	$—

Non-current assets
Net operating loss carryforward	$18,000,000
Valuation allowance	$(18,000,000)

Non-current deferred tax asset	$—

The allowance increased by $922,000 and $1,424,000 for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, Milestone has federal net operating loss carryforwards of approximately $45,115,000 that will be available to offset future taxable income, if any, through December 2027. The utilization of Milestone’s net operating losses may be subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carry forwards before their utilization. Milestone has established a 100% valuation allowance for all of its deferred tax assets due to uncertainty as to their future realization.

As a matter of course, the Company can be audited by federal and state authorities. At this time, there are no audits identified or in process from any taxing authority.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributes for financial disclosure of tax

MILESTONE SCIENTIFIC INC.

NOTES TO FINANCIAL STATEMENTS

positions taken or expected to be taken on a tax return. Additionally, FIN No. 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. We adopted the provisions of FIN No. 48 as of January 1, 2007. The adoption of FIN No. 48 did not impact our financial position, results of operations or cash flows for the year ended December 31, 2007. The Company did not incur any interest or penalty charges related to state or federal income taxes in 2007.

NOTE M — PRODUCT SALES AND SIGNIFICANT CUSTOMERS

Milestone’s sales by product and by geographical region are as follows:

	Year End December 31,
	2007	2006

CompuDent	$718,230	$1,461,692
STA Units	1,319,278	—
Handpieces	3,972,998	3,815,641
STA Handpieces	202,291	—
Other	49,811	289,092

	$6,262,608	$5,566,425
United States	$4,593,656	$4,147,281
Canada	516,635	309,450
Other foreign	1,152,317	1,109,694

	$6,262,608	$5,566,425

In January 2007, Milestone finalized an Exclusive Distribution and Supply Agreement with Henry Schein, Inc. Henry Schein, Inc. will be the exclusive distributor of STA and CompuDent systems (and ancillary products) in both North America and Canada, for a one year period. The exclusive period may be extended upon the distributor achieving specific inventory purchases from Milestone during that one year period. The Distributor was also granted the right of first refusal on distribution rights of the same products in the international marketplace excluding Poland, Norway, Sweden, Denmark and South Africa, where Milestone has in place other sales and distribution partners.

The Company has informal arrangements with the manufacturer of our STA, CompuDent and CompuMed units, one of the principal manufacturers of our handpieces and for those units pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. Purchases from this supplier were $1,545,000 (42.7%) and $1,260,633 (38.9%) in 2007 and 2006, respectively. The Company has a manufacturing agreement with one of the principal manufacturers of our handpieces pursuant to which they manufacture products under specific purchase orders but without minimum purchase commitments. Purchases from this supplier for handpieces were $991,626 (27.3%) and $790,819 (24.4%) in 2007 and 2006, respectively. The Company has established an alternate source of supply for our handpieces in China and other alternate sources of supply exist. Purchases of handpieces from China represent one supplier. Purchases from this supplier were $1,032,313 (28.4%) and 1,157,527 (35.7%) in 2007 and 2006, respectively. All other purchases from other suppliers were not significant in either 2007 or 2006.

During the years ended December 31, 2007, Milestone had two customers (distributors) with each accounting for approximately 64% and 15%, respectively, of its net product sales for the year ended December 31, 2007. In 2006, Milestone had sales to one customer (a worldwide distributor of Milestone’s products based in South Africa) of approximately $944,543. This represented 17% of the total net product sales for 2006. Accounts receivable from these two customers amounted to approximately $390,666 representing 79% of gross accounts receivable at December 31, 2007.

MILESTONE SCIENTIFIC INC.

NOTES TO FINANCIAL STATEMENTS

During 2007 and 2006, Milestone earned royalty income of $128,105 and $227,752 from the licensee of Milestone’s proprietary consumer dental whitening product, which is sold under Milestone’s distributor’s trademark, Ionic White.

NOTE N — COMMITMENTS AND OTHER

(1)	Lease Commitments

Milestone leases office space under a non-cancelable operating lease with a base rental of $87,808 per annum which was amended in April 2004 to extend the lease expiration date through June 30, 2009. This lease provides for escalations of Milestone’s share of utilities and operating expenses. Milestone also leases office and telecom equipment under operating leases with payments ranging from $130-$522 per annum.

Aggregate minimum rental commitments under noncancelable operating leases are as follows:

Year Ending December 31,

2008	$98,240
2009	52,294
2010	7,304
2011	6,264
2012	522

$164,624

For the years ended December 31, 2007 and 2006, rent expense amounted to approximately $94,931 and $98,066 respectively.

(2)	Contract Manufacturing Arrangement

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

The technology underlying our SafetyWand and CompuFlo, and an improvement to the controls for CompuDent were developed by our Director of Clinical Affairs and assigned to us. We purchased this technology pursuant to an agreement dated January 1, 2005, for 43,424 shares of restricted common stock and $145,000 in cash, payable on April 1, 2005. In addition, he will receive additional payments of 2.5% of our total sales of products using certain of these technologies, and 5% of our total sales of products using certain other of the technologies. In addition, he is granted, pursuant to the agreement, an option to purchase, at fair market value on the date of the grant, 8,333 shares of our common stock upon the issuance of each additional patent relating to these technologies. If products produced by third parties use any of these technologies (under license from us) then he will receive the corresponding percentage of the consideration received by us for such sale or license. In 2007 Milestone paid

MILESTONE SCIENTIFIC INC.

NOTES TO FINANCIAL STATEMENTS

the Director royalty expenses of $111,956. In 2006, Milestone paid the Director $39,412 and granted him 10,000 options.

Milestone acquired the technology underlying our CoolBlue Professional Whitening and Ionic White Consumer Whitening Products. Under the terms of a licensing agreement with a third party manufacturer, we will receive licensing fees resulting from the sales of the consumer whitening product. Through December 31, 2006, Milestone paid royalties in connection with the tooth whitening products to a purported holder of patent rights therein. Late in 2006 Milestone received a copy of a patent office filing which appeared to show that the purported owner had relinquished rights to the patent on which royalties had been paid. It is possible that, never-the-less, the purported owner may claim continuing rights to receive royalties or that others may claim that payments are owed in connection with Milestone’s prior sales. Milestone has continued to accrue royalties due but has ceased making cash payments. In 2007, Milestone stopped the sale of this product in the United States and has written off the cost of patents relating to this product.

On August 24, 2007 Milestone commenced a Declaratory Judgment Action against Milton Hodosh, DMD in the United States District Court for the District of New Jersey seeking a determination by that Court that neither its Single Tooth Anesthesia (STA) System nor its CompuDent system infringed claims set forth in United States Patent No. 6159161 by Dr. Hodosh on July 8, 1998 and issued by the United States Patent Office on December 12, 2000. Milestone’s basic patents covering these systems were issued by the United States Patent Office in January 1993. Subsequent to the commencement of Milestone’s action for Declaratory Judgment, Dr. Hodosh commenced a patent infringement suit in the United States District Court for the Southern District of New York. Milestone has received opinions from patent counsel, not involved in the litigation, to the effect that neither the STA System nor the CompuDent systems infringe any of the claims of Dr. Hodosh’s patents. Milestone believes that it has meritorious defenses to Dr. Hodosh’s action and it intends to vigorously defend this law suit.

(4) The Company entered into an agreement with an executive in August 2007 that entitles that employee to receive options to purchase 25,000 shares of the common stock of the Company upon achieving his sixth month anniversary with the Company. The shares shall be exercisable at a per share price equal to 100% of the closing offering price on the market which Milestone trades on the date of grant. Such options shall have a five year duration and shall vest and become exercisable to the extent of one-third of the options granted at the expiration of each of the first three years from the date of grant. Such options have not been included as outstanding as of December 31, 2007.

(5)	Other Income

Other income in 2007 and 2006 consists of $552,005 and $283,107, respectively, paid to Milestone for sale of tax credits under the New Jersey Technology Business Tax Certificate Transfer Program.

NOTE O — PENSION PLAN

Milestone has a Defined Contribution Plan that allows eligible employees to contribute part of their salary through payroll deductions. Milestone does not contribute to this plan, but does pay the administrative costs of the plan.