Form 10-Q
period 2008-03-31
MILESTONE SCIENTIFIC INC/NJ
filed 2008-05-15
CIK 855683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-14053
MILESTONE SCIENTIFIC INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3545623

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
220 South Orange Avenue, Livingston, New Jersey 07039
(Address of principal executive offices)
(973) 535-2717
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes ☐ No

SEC1296 (02-08)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.
As of May 15, 2008, the Issuer had a total of 12,202,186 shares of Common Stock, $.001 par value outstanding.

MILESTONE SCIENTIFIC INC

FORWARD-LOOKING STATEMENTS
When used in this Quarterly Report on Form 10-Q, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect Milestone’s future plans of operations, business strategy, results of operations and financial condition. Milestone wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in Milestone’s reports and registration statements filed with the Securities and Exchange Commission (the “Commission”). Milestone disclaims any intent or obligation to update such forward-looking statements.

ITEM 1. FINANCIAL STATEMENTS
MILESTONE SCIENTIFIC INC.
CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$237,716	$745,003
Accounts receivable , net of allowance for doubtful accounts of $5,000 in 2008 and 2007	344,348	346,347
Royalty receivable	14,163	15,358
Inventories	1,338,572	1,636,744
Advances to contract manufacturer	1,193,551	1,192,584
Prepaid expenses	204,717	169,727

Total current assets	3,333,067	4,105,763
Investment in distributor, at cost	76,319	76,319
Equipment, net of accumulated depreciation of $302,885 as of March 31, 2008 and $284,145 as of December 31, 2007	204,999	220,808
Patents, net of accumulated amortization of $90,441 of March 31, 2008 and $79,498 as of December 31, 2007	645,193	559,378
Other assets	24,551	27,297

Total assets	$4,284,129	$4,989,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,466,302	$1,855,835
Accrued expenses	285,300	201,103
Deferred compensation payable to officers	30,376	15,833

Total current liabilities	1,781,978	2,072,771

Long-term Liabilities:
Accounts payable-long term	—	$443,847
Line of credit-net of discount of $59,242 and $65,371, respectively	940,758	934,629

Total long-term liabilities	940,758	1,378,476

Commitments and Contingencies
Stockholders’ Equity
Common stock, par value $.001; authorized 50,000,000 shares; 12,119,143 shares issued 504,639 shares to be issued, and 12,085,810 shares outstanding in 2008; 11,787,572 shares issued, 421,306 shares to be issued, and 11,754,239 shares outstanding in 2007	12,625	12,210
Additional paid-in capital	59,122,084	58,483,539
Accumulated deficit	(56,661,800)	(56,045,915)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)

Total stockholders’ equity	1,561,393	1,538,318

Total liabilities and stockholders’ equity	$4,284,129	$4,989,565

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Product sales, net	$1,387,990	$2,262,027
Royalty income	14,163	47,936

Total revenue	1,402,153	2,309,963

Cost of products sold	463,924	831,210
Royalty expense	—	5,752

Total cost of revenue	463,924	836,962

Gross profit	938,229	1,473,001

Selling, general and administrative expenses	1,471,978	1,836,888
Research and development expenses	48,319	178,566

Total operating expenses	1,520,297	2,015,454

Loss from operations	(582,068)	(542,453)

Interest expense	(30,924)	—
Interest-Amortization of debt issuance	(6,129)	—
Interest income	3,236	7,336

Net loss applicable to common stockholders	$(615,885)	$(535,117)

Loss per share applicable to common stockholders - basic and diluted	$(0.05)	$(0.05)

Weighted average shares outstanding and to be issued - basic and diluted	12,262,256	11,958,098

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2008
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance, January 1, 2008	12,208,878	$12,210	$58,483,539	$(56,045,915)	$(911,516)	$1,538,318
Options issued to employees and consultants	—	—	34,281			34,281
Common stock issued for payment of services	156,448	157	262,591			262,748
Common stock issued for payment of consulting services	165,780	166	225,933			226,099
Common stock issued for payment of employee compensation	9,314	9	15,823			15,832
Common stock to be issued for settlement of deferred compensation	83,333	83	99,917			100,000
Net loss				(615,885)		(615,885)

Balance, March 31, 2008	12,623,753	$12,625	$59,122,084	$(56,661,800)	$(911,516)	$1,561,393

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(615,885)	$(535,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	18,740	24,853
Amortization of patents	10,943	5,712
Amortization of debt discount	6,129	—
Common stock and options issued for compensation, consulting and vendor services	638,960	283,501
Bad debt expense	—	5,688
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,999	(1,073,202)
Decrease in royalty receivable	1,195	12,171
Decrease in inventories	298,172	98,926
Increase to advances to contract manufacturer	(967)	(19,064)
(Increase) to prepaid expenses and other current assets	(34,990)	(25,485)
Decrease in other assets	2,746	947
(Decrease) increase in accounts payable	(833,380)	265,914
Increase in accrued expenses	84,197	217,059
Increase in deferred compensation	14,543	44,497

Net cash used in operating activities	(407,598)	(693,600)

Cash flows from investing activities:
Purchases of property and equipment	(2,931)	(15,314)
Payment for patents rights	(96,758)	—

Net cash used in investing activities	(99,689)	(15,314)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(507,287)	(708,914)
Cash and cash equivalents at beginning of period	745,003	1,160,116

Cash and cash equivalents at end of period	$237,716	$451,202

Supplemental disclosure of cash flow information:
Interest expense paid in cash	—	—
Income taxes paid	$3,140	—
See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A — ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION
Milestone Scientific Inc. (“Milestone”) was incorporated in the State of Delaware in August 1989.
The unaudited financial statements of Milestone Scientific Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 included in Milestone’s Annual Report on Form 10-KSB. The accounting policies used in preparing these unaudited financial statements are the same as those described in the December 31, 2007 financial statements.
In the opinion of Milestone, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone’s financial position as of March 31, 2008 and December 31, 2007 and the results of its operations for the three months ended March 31, 2008 and 2007.
The results reported for the three months ended March 31, 2008 are not necessarily indicative of the results of operations which may be expected for a full year.
The Company has incurred operating losses and negative cash flows from operating activities since its inception, including a net loss of $615,885 and $535,117 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, the Company had cash and cash equivalents and working capital of $237,716 and $1,551,089, respectively. Additionally, as discussed in Note B-10, on June 28, 2007, the Company secured a revolving line of credit in the aggregate amount of $1,000,000 from a stockholder which line was fully borrowed at December 31, 2007. The Line of Credit subsequent to March 31, 2008 was increased by $300,000 to $1,300,000. All terms and conditions remain unchanged. The Company is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses; however, the Company does not now have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. The Company anticipates the need for a higher level of marketing and sales efforts that at present it cannot fund. If the Company is unable to generate positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that traditional capital can be raised on terms and conditions satisfactory to the Company, if at all. If additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect the Company’s operating results.
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
NOTE B — SUMMARY OF ACCOUNTING POLICIES
1. Cash and Cash Equivalents
Milestone considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.
2. Inventories
Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market.
3. Patents
Patents are recorded at actual cost to prepare and file the applicable documents with the United States Patent Office, or internationally with the applicable governmental office in the respective country. Although certain patents have not yet been approved, the costs related to these patents are being amortized using the straight-line method over the estimated useful life of the patent. If the applicable patent application is ultimately rejected, the remaining unamortized balance will be expensed in the period in which the Company receives a notice of such rejection. Patent applications filed and patents obtained in foreign countries are subject to the laws and procedures that differ from those in the United States. Patent protection in foreign countries may be different from patent protection under United States laws and may not be favorable to the Company. The Company also attempts to protect our proprietary information through the use of confidentiality limiting access to our facilities. There can be no assurance that our program of patents, confidentiality agreements and restricted access to our facilities will be sufficient to protect our proprietary technology.
4. Revenue Recognition
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
5. Basic and diluted net loss per common share
Milestone presents “basic” earnings (loss) per common share applicable to common stockholders and, if applicable, “diluted” earnings (loss) per common share applicable to common stockholders pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS 128). Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, warrants, and the conversion of preferred stock were issued during the period.

Since Milestone had net losses for the three months ended March 31, 2008 and 2007, the assumed effects of the exercise of outstanding stock options and warrants were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options and warrants totaled 3,343,746 at March 31, 2008 and 3,644,920 at March 31, 2007.
6. Use of Estimates
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
7 Stock Option Plans
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
A summary of option activity for employees under the plans as of March 31, 2008, and changes during the three months ended is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price	Life (Years)	Value
Outstanding, January 1, 2008	391,334	1.86	2.54	$108,800
Granted	33,333	1.15	4.86	—
Exercised	—	—	—	—
Forfeited or expired	(36,334)	1.20	—	—
Outstanding, March 31, 2008	388,333	1.86	3.01	—
Exercisable, March 31, 2008	293,111	2.00	2.61	—
The weighted average grant date fair value of options granted to employees during the three months ended March 31, 2008 was $1.15. The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected life three years, volatility of 285% and a risk free interest rate of 3.77%.
Milestone recognizes compensation expense on a straight line basis over the requisite service period. During the three months ended March 31, 2008, Milestone recognized $20,729 of total compensation cost related to options that vested during the period. As of March 31, 2008, there was $47,897 of total unrecognized compensation cost related to non-vested options which Milestone expects to recognize over a weighted average period of two and three quarter years.
As of March 31, 2008, the Fair Market Value of the Company’s stock was less than the exercise price of the options, therefore there is no aggregate intrinsic value calculated.
A summary of option activity for non-employees under the plans as of March 31, 2008 and changes during the three months ended is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price	Life (Years)	Value
Outstanding, January 1, 2008	639,133	3.15	2.56	$20,667
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(11,666)	—	—	—
Outstanding, March 31, 2008	627,467	3.14	2.36	—
Exercisable, March 31, 2008	502,467	3.48	1.99	—
During the three months ended March 31, 2008, Milestone recognized $13,552 of expenses related to non-employee options that vested during the year. The total unrecognized compensation cost related to non-vested options was $100,137 as of March 31, 2008.
As of March 31, 2008, the Fair Market Value of the Company’s stock was less than the exercised price of the options, therefore, there was no aggregate intrinsic value calculated.
In accordance with the provisions of SFAS No.123R, all other issuances of common stock, stock options or other equity instruments to non-employees as consideration for goods or services received by Milestone are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options or similar equity instruments issued is estimated based on the Black-Scholes option-pricing model, which meets the criteria set forth in SFAS No. 123, and the assumption that all of the options or other equity instruments will ultimately vest. Such fair value is measured as of an appropriate date pursuant to the guidance in the consensus of the Emerging Issues Task Force (“EITF”) for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date performance by the other party is complete) and capitalized or expensed as if Milestone had paid cash for the goods or services.
Expected volatilities are based on historical volatility of Milestone’s common stock over a period commensurate with expected term. Milestone uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of the options granted was estimated using the simplified method as the average of the contractual term and vesting term of the option.
8. Concentration of Credit Risk
Milestone’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable, and advances to contract manufacturer. Milestone places its cash and cash equivalents with large financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone to credit risk consist principally of trade accounts receivable, as Milestone does not require collateral or other security to support customer receivables, and advances to contract manufacturer. Milestone entered into a purchase agreement with a vendor to supply Milestone with 5,000 units of CompuDent. As part of this agreement, Milestone has advanced approximately $1.2 million to the vendor for purchase of materials at March 31, 2008. The advance will be credited to Milestone as the goods are delivered. Milestone does not believe that significant credit risk exists with respect to this advance to the contract manufacturer at March 31, 2008.
Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management does not believe that significant credit risk exists with respect to accounts receivable at March 31, 2008.

9. Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements but provides guidance in determining fair value measurements presently used in the preparation of financial statements. This new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. This Standard was adopted as of January 1, 2008 and did not have a significant impact on Milestone’s results of operations or financial position.
In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities –Including an amendment of FASB Statement No. 115”. SFAS No.159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No.159 is effective as of the first fiscal year that begins after November 15, 2007. This Standard was adopted as of January 1, 2008, and did not have any impact on Milestone’s results of operations or financial position.
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No.141 (revised), “Summary No. 141 (revised 2007)”. SFAS No.141 (revised) provides for improving the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial reports about a business combination and its effects. SFAS No.141 (revised) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. Milestone is considering the impact of this Statement on its financial statements.
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No.160, “Non-controlling Interest in Consolidated Financial Statements- and amendment of ARB No. 51”. SFAS No.160 establishes accounting and reporting standards for non-controlling interests, sometimes called minority interests, the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No.160 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. Milestone will consider the impact of this Statement in 2009.
10. Line of credit
On June 28, 2007 the Company secured a $1 million line of credit from a stockholder. Borrowings bear interest at 6% per annum, with one year’s interest at 1% payable in advance on each draw. Borrowings and subsequent repayments may be made from time to time, in increments of $100,000, until the expiration date for borrowing under the line of credit on December 31, 2008. All borrowings and interest thereon must be repaid by June 30, 2010, and after the expiration date of the line, may be repaid by Milestone in cash or, at its option, in shares of common stock valued at the lower of $2.00 per share or 80% of the average closing price of its shares during the 20 days ending with December 31, 2008. After December 31, 2008, and before June 30, 2010 the lender may convert all or any part of the then outstanding balance and interest thereon into shares of Common Stock at $4.00 per share. Three year warrants exercisable at $5.00 per share, in an amount determined by dividing 50% of the amount borrowed by $5.00 will be issued on each drawdown. There is no facility fee on the line. The warrants have been valued as of each draw down using the Black-Scholes model and are reflected as a discount against the debt incurred under this line of credit. At March 31, 2008 the remaining balance of Debt Discount was $59,242. The full amount of the line of credit, $1 million, has been drawn at December 31, 2007. Interest expense on this Line of Credit for the three months ended March 31, 2008 is $30,923. Additionally, the charge for amortization of Debt Discount related to this Line of Credit is $6,129.
Subsequent to March 31, 2008, the above line of credit was increased by $300,000 to $1,300,000. All term and conditions remain unchanged.
11. Significant customers
During the three months ended March 31, 2008 and 2007, Milestone had two customers (distributors) who in the aggregate accounted for approximately 93% and 59% respectively, of its net product sales for the three months ended March 31, 2008 and 2007. Milestone had sales to one customer (a worldwide distributor of Milestone’s products based in South Africa) of approximately $255,311. This represented 18% of the total net product sales for the three months ended March 31, 2008. Accounts receivable from these two customers amounted to approximately $336,905 and $1,290,714 representing 98% and 91% of gross accounts receivable for the three months ended March 31, 2008 and 2007, respectively.
Milestone’s sales by product and by geographical region are as follows:

	Three Months Ended March 31,
	2008	2007
CompuDent	$134,189	$338,307
STA Units	85,016	632,309
Handpieces	1,141,750	1,203,932
STA Handpieces	34,641	20,545
Other	(7,606)	66,934

	$1,387,990	$2,262,027

United States	$897,715	$1,904,344
Canada	160,322	148,978
Other Foreign	329,953	208,705

	$1,387,990	$2,262,027

In January 2007, Milestone finalized an Exclusive Distribution and Supply Agreement with Henry Schein, Inc. Henry Schein, Inc. will serve as the exclusive distributor of STA and CompuDent systems (and ancillary products) in both North America and Canada, for a one year period. The exclusive period has expired and the Company is considering alternative marketing and distribution strategies that we believe will help us to accelerate and drive sales momentum.
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
12. Commitments and Other
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
Other Commitments
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
On August 24, 2007 Milestone commenced a Declaratory Judgment Action against Milton Hodosh, DMD in the United States District Court for the District of New Jersey seeking a determination by that Court that neither its Single Tooth Anesthesia (STA) System nor its CompuDent system infringed claims set forth in United States Patent No. 6159161 by Dr. Hodosh on July 8, 1998 and issued by the United States Patent Office on December 12, 2000. Milestone’s basic patents covering these systems were issued by the United States Patent Office in January 1993. Subsequent to the commencement of Milestone’s action for Declaratory Judgment, Dr. Hodosh commenced a patent infringement suit in the United States District Court for the Southern District of New York. Milestone has received opinions from patent counsel, not involved in the litigation, to the effect that neither the STA System nor the CompuDent systems infringe any of the claims of Dr. Hodosh’s patents. Milestone believes that it has meritorious defenses to Dr. Hodosh’s action and it intends to vigorously defend this law suit. The case is currently in the discovery phase.
Subsequent Events
Subsequent to March 31, 2008, the line of credit from a stockholder was increased by $300,000 to $1,300,000. All terms and conditions remain unchanged.

ITEM 2. Management’s Discussion and Analysis and Plan of Operation.
          The following discussions of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Form 10-Q. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements, within the meaning of section 21E of the Exchange Act, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. See “Risk Factors” on Part II. ITEM 1A of this Form 10-Q.
OVERVIEW
During the first quarter of 2008, we continued to focus our efforts on executing a long-term growth strategy that is specifically designed to:
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
          In order to achieve the goals and objectives of the Company, it is essential that we have the best people possible. In September of 2007 Robert (Bob) Presutti joined Milestone as the Vice President of Sales and Marketing. Bob has assembled a sales and marketing team that is having a positive impact on optimizing our sales and marketing strategies, and is developing innovative tactics and action plans to achieve those strategies. In January of 2008, Joseph D’Agostino joined Milestone as the Acting Chief Financial Officer. Joseph has skills, talents and experience that is necessary to help Milestone grow and develop in all areas of operations. He, too, has had a very positive impact on our business.
          In February 2007, the STA System was formally unveiled to market at the 142nd Chicago Dental Society Midwinter Meeting, one of the largest dental trade events held each year in the U.S. Following considerable media attention in the national, business and trade press, STA product shipments commenced in late March 2007.
          Unfortunately, the anticipated sales ramp-up for the instrument did not meet our initial expectations. Consequently, Milestone conducted a comprehensive market research study to closely evaluate product perception and pricing, and to reassess our product messaging and tactical approach to the dental community. The study involved surveying early STA System adopters, prospective customers and industry thought leaders.
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
          In late November 2007, we implemented a refined messaging platform that is helping us position the products and its utility by dental practitioners. Further, with the addition of a new Director of Marketing, Scott Mahnken, who joined the marketing team in February of this year, Milestone has been implementing specific action plans to get its clarified message out to the market. Additionally, we have made pricing adjustments to the STA System that align with the perceived market value. At the Chicago Dental Society’s 143rd Midwinter Meeting, held in late February 2008, traffic through both Milestone’s and Henry Schein’s exhibit areas remained highly fluid and resulted in a significant number of STA Systems being sold to attendees over the three day event, contributing to record STA System purchases by dentists during the month of February 2008.

          To perpetuate our progress and instigate further discussion and analysis of our marketing strategies on a going forward basis, we hosted the First International Computer-Controlled Local Anesthetic Delivery (CCLAD) Summit in New Orleans in early February 2008. The Summit welcomed a distinguished panel of dental experts who gathered to discuss advancements in the scientific and clinical practice communities toward the common goal of advancing the science, knowledge and clinical utility of CCLAD in dentistry. This highly productive and interactive forum yielded a number of compelling suggestions and recommendations from the panel on the clinical value and practical utility of the STA System to the dental community.
          The management teams at Milestone and our primary distributor in the U.S. and Canada, recognize that we have not had the appropriate sales focus, or the market attention to drive a successful new domestic product launch. Nonetheless, the STA System has performed extremely well in the field. Based on our new customer surveying, those dentists who have acquired and now use the instrument, are both impressed and satisfied with its performance and user benefits. Consequently, we are engaged in alternative marketing and distribution strategies that we believe will help us accelerate and drive the sales momentum in 2008
          The STA System continues to be recognized by leading industry publications as one of the best dental innovations. In April 2008, the Medical Device & Diagnostic Industry (MD&DI) magazine distinguished the STA System as a winner of the 2008 Medical Design Excellence Award (MDEA) in the “dental instruments, equipment and supplies” product category. Of the 33 products to receive an MDEA this year, Milestone’s STA System was one of only two winning products that serve dental practitioners. In July 2007, noted industry publication Dentistry Today featured the STA System as one of the Top 100 Products in 2007.
          In June of 2007, Milestone was granted a CE Mark approval of the STA System, which in turn triggered our preparation for introducing the instrument to dental professionals in European Union countries and other countries around the world that recognize the CE Mark approval process. In collaboration with our international distribution partners, we anticipate formally launching the sales and marketing of the STA System in South Africa in May 2008 and in selected European countries beginning in the summer of 2008.
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
          In March 2007, Milestone signed a collaborative agreement with an Atlanta-based company developing and commercializing advanced medical instrument technology for the minimally-invasive treatment of cartilage damage and osteoarthritis. At that time, the companies agreed to collaborate, at our collaborator’s expense, on the development of a specialized injection system using Milestone’s CompuFlo technology to painlessly inject the collaborator’s proprietary products in the intra-articular joint space. Animal studies performed under the Collaboration Agreement demonstrated to our collaborator’s satisfaction that the prototype could meet its predetermined performance benchmarks, leading us to commence negotiations for the development of a commercial product and for a Distribution Agreement between our companies. However, we did not prove successful in reaching an agreement and consequently, in September 2007, it was decided to terminate negotiations.
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
          Our focus in 2008 has and will continue to be largely centered on increasing sales of the STA System, both domestically and internationally, as well as supporting sales of our legacy CCLAD system, CompuDent and driving recurring orders of the disposable hand pieces used in conjunction with both instruments. The challenge going forward will be leveraging creative and tactical advertising and proactive marketing strategies to spread the ‘right’ message about the STA System to each and every dentist.

          As we continue to advance through 2008, Milestone will persist in identifying and pursuing opportunities for only those applications for CompuFlo that have been deemed by management as the most promising and viable and have the greatest potential for near term strategic alliances and revenue contribution, with specific emphasis on new medical applications for the home market for self administrated drugs, injections for osteoarthritis and epidurals.
          The following table shows a breakdown of our product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Three Months Ended March 31,
	2008		2007
DOMESTIC
CompuDent	$65,570	7.3%	$287,227	15.1%
STA units	15,574	1.7%	632,309	0.0%
Handpieces	793,818	88.4%	911,971	82.2%
STA handpieces	31,091	3.5%	20,545	0.0%
Other	(8,338)	-0.9%	52,292	2.7%

Total Domestic	$897,715	100.0%	$1,904,344	100.0%

INTERNATIONAL
CompuDent	$68,619	14.0%	$51,080	14.3%
STA units	69,442	14.2%	—	0.0%
Handpieces	347,932	71.0%	291,961	81.6%
STA handpieces	3,550	0.7%	0	0.0%
Other	732	0.1%	14,642	4.1%

Total International	$490,275	100.0%	$357,683	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$897,715	64.7%	$1,904,344	84.2%
International	490,275	35.3%	357,683	15.8%

Total Product Sales	$1,387,990	100.0%	$2,262,027	100.0%

          The Company earned gross profits of 67% and 64% in for the three months ended March 31, 2008 and 2007, respectively. However, our revenues and related gross profits have not been sufficient to support our overhead, new product introduction and research and development expenses. Although the Company anticipates expending funds for research and development in 2008, these amounts will vary based on the operating results for each quarter. The Company has incurred operating losses and negative cash flows from operating activities since its inception. The Company is actively pursuing the generation of positive cash flows from operating activities through increase in revenue, assessment of current contracts and current negotiations and reduction in operating expenses; however the Company does not have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months.
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
     Summary of Significant Accounting Policies, Judgments and Estimates
          Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles, generally accepted in the U.S.. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, stock-based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. See NOTE B. ITEM 1. FINANCIAL STATEMENTS
Accounts Receivable
          The realization of Accounts Receivable will have a significant impact on the Company. Consequently, Milestone estimates losses resulting from the inability of its customers to make payments for amounts billed. The collectability of outstanding amounts is continually assessed.
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
Revenue Recognition
          Revenue from product sales is recognized net of discounts and allowances to our domestic distributor on the date of arrival of the goods at the customer’s location as shipments are FOB destination. Shipments to our international distributor are FOB our warehouse and revenue is therefore recognized on shipment. In both cases the price to the buyer is fixed and the collectability is reasonably assured. Further, we have no obligation on these sales for any post installation, set-up or maintenance, these being the responsibility of the buyer. Customer acceptance is considered made at delivery. Our only obligation after sale is the normal commercial warranty against manufacturing defects if the alleged defective unit is returned within the warranty period.
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
Results of Operations
          The consolidated results of operations for the three months ended March 31, 2008 compared to the same three month period in 2007 reflect our focus and development into the STA System delivery system, as well continuing efforts on the CompuFlo technology.
          The following table sets forth for the periods presented statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

	Three Months Ended March 31
	2008		2007
Products sales, net	$1,387,990	99%	$2,262,027	98%
Royalty income	14,163	1%	47,936	2%

Total revenue	1,402,153	100%	$2,309,963	100%

Cost of products sold	463,924	33%	831,210	36%
Royalty expense	—	—	5,752	0%

Total cost of revenue	463,924	33%	836,962	36%

Gross Profit	938,229	67%	1,473,001	64%

Selling, general and administrative expenses	1,471,978	105%	1,836,888	79%
Research and development expenses	48,319	3%	178,566	8%

Total operating expenses	1,520,297	108%	2,015,454	87%

Loss from operations	(582,068)	-42%	(542,453)	-23%
Other income — interest & expense	(33,817)	-2%	7,336	0%

Net loss	$(615,885)	-44%	$(535,117)	-23%

Three months ended March 31, 2008 compared to three months ended March 31, 2007
          Total revenues for the three months ended March 31, 2008 and 2007 were $1,402,153 (product sales of $1,387,990 and royalty income of $14,163) and $2,309,963 (product sales of $2,262,027 and royalty income of $47,936) respectively. The total decrease in product sales of $874,037, 38.6% in 2008 over 2007 is a direct result of the STA product launch in the first quarter of 2007 that did not continue into 2008 first quarter. The decrease in unit sales of domestic units $848,392, 92.2% in 2008 over 2007, was due to a lack of sales by our exclusive distributor. In the domestic market, handpiece sales also were lower by $107,607 or 11.5%, due to a lack of sales performance by our exclusive distributor. On the international scene, unit sales increased in the first quarter of 2008 over 2007 by $86,981 or 170.3% principally due to the introduction of the STA product. Internationally, handpieces also increased. The increase in handpieces internationally was $59,521, 20.3% due to an increase in CompuDent handpieces. Other revenue decreased by $74,540 principally due to a decrease in Cool Blue tooth whitening product base. The Company decided to exit the Cool Blue business beginning in 2007.
          Royalty income resulted from granting United Systems Inc. a license to manufacture, market, and sublicense the Ionic White™ to the consumer market. Royalty income for the three months ended March 31, 2008 and 2007, respectively, was $14,163 and $47,936. The decrease of $33,773 or 70.3% reflecting increased retail competition in this increasingly highly competitive market.
          Cost of products sold for the three months ended March 31, 2008 and 2007 were $463,924 and $831,210, respectively. The $367,286 or 44.2% decrease is primarily attributable a reduction in sales volume.
          For the three months ended March 31, 2008, Milestone generated a gross profit of $938,229 or 67% as compared to a gross profit of $1,473,001 or 64% for the three months ended March 31, 2007. The increase in gross profit percentage was due to the launching of the STA System with an exclusive distributor operational base. The total reduction in gross profit of $534,772 is due to a reduction in sales volume.
          Selling, general and administrative expenses for the three months ended March 31, 2008 and 2007 were $1,471,978 and $1,836,888 respectively. The $364,910 or 20% net decrease spanned several key areas of the Company. Salaries increased by $124,474 for the three months ended March 31, 2008 over 2007. This increase for the three months ended March 31, 2008 over 2007 was primarily attributable to the addition of a Chief Executive Officer and a marketing executive along with the recognition of deferred compensation expense for an officer of the Company. Conversely, the STA launch in 2007 did not reoccur in the first quarter of 2008. As a result, expenses in this category in the first quarter of

2008 decreased by $174,624 principally in marketing, travel, printing and sample expenses. The new exclusive distributor operating model (initiated in 2007) resulted in a savings to the Company of $81,348 in 2008 over 2007. Royalty expense for the sale of Milestone products decreased by $5,752 as a result of fewer units sold during first quarter of 2008 compared to 2007. Professional fees increased by $45,151 in 2008 over 2007, including costs incurred with a third party for the implementation of Sarbanes Oxley compliance documentation and testing. Consultant costs increased by approximately $151,479 based on application of SFAS 123 R, stock based Compensation.
          Research and development expenses for the three months ended March 31, 2008 and 2007 were $48,319 and $178,566, respectively. The decrease of $130,247 was attributable to a reduction in such cost in 2008 after the launch of STA product in the first quarter of 2007.
          The loss from operations for the three months ended March 31, 2008 and 2007 was $582,068 and $542,453, respectively. The $39,615 or 7.3% increase in loss from operations is explained above.
          Interest income of $3,236 was earned for the three months ended March 31, 2008 compared with $7,336 for the same period in 2007. Interest income declined due to lower cash balances and lower interest rates.
          Interest expense was $37,052 (interest $30,923 and amortization of debt issuance of $6,129), related to the line of credit established in June 2007 (second quarter).
          For the reasons explained above, net loss for the three months ended March 31, 2008 was $615,885 as compared to a net loss of $535,117 for the three months ended March 31, 2007. The $80,764 or 15% increase in net loss is primarily a result of the decreased sales and gross margin dollars, partially benefited by a reduction in selling, general and administrative expenses.
Liquidity and Capital Resources
          As of March 31, 2008, we had cash and cash equivalents of $237,716 and working capital of $1,551,088 Milestone incurred net losses of $615,885 and $535,117 and negative cash flows from operating activities of $407,598 and $693,600 for the three months ended March 31, 2008 and 2007, respectively.
          For the three months ended March 31, 2008, our net cash used in operating activities was $507,287. This was attributable primarily to a net loss of $615,885 adjusted for noncash items of $674,771 and changes in operating assets and liabilities of $466,485, principally common stock and options issued for compensation, consulting and vendor services.
          For the three months ended March 31, 2008, Milestone used $99,689 in investing activities. This was primarily attributable to $96,758 of legal fees related to new patent application. Capital expenditures of $2,931 were primarily for the purchase of molds and tooling for new products.
          As of March 31, 2008, Milestone, had recorded on the Balance Sheet a $1.0 million Line of Credit from a stockholder, originally issued in June 2007. The full line was utilized at year end. Subsequent to March 31, 2008 the line of credit was increased by $300,000 to $1,300,000. All terms and conditions remained unchanged.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
During the three months ended March 31, 2008, Milestone did not hold a portfolio of securities instruments for trading or speculative purposes.
Reference is made to Item 2 of Part I of this quarterly report. “Management Discussion and Analysis or Plan of Operation-Forward Looking Statements”.
Item 4. Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of March 31, 2008 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.
Management’s Report on Internal Control over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          In August of 2007 Milestone commenced a Declaratory Judgment Action against Milton Hodosh, DMD in the United States District Court for the District of New Jersey seeking a determination by that Court that neither its STA™ Injection System nor its CompuDent® system infringed claims set forth in United States Patent No. 6159161 filed by Dr. Hodosh on July 8, 1998 and issued by the United States Patent Office on December 12, 2000. Milestone’s basic patents covering these systems were issued by the United States Patent Office in January 1993. Subsequent to the commencement of Milestone’s action for a Declaratory Judgment, Dr. Hodosh commenced a patent infringement suit in the United States District Court for the Southern District of New York alleging that he is the owner of all rights to a patent issued to him in 2000 that relates to a method and system for painlessly delivering oral anesthesia to dental patients by controlling the rate of flow or pressure of the anesthetic and that Milestone has infringed and is continuing to infringe his patent by manufacturing and selling its products, including the STA™ Injection System, the CompuDent® Computer Controlled Anesthetic Delivery System and a product line of CompuMed® anesthetic and fluid delivery products. Dr. Hodosh seeks a declaration that his patent is valid and enforceable and is being infringed upon by Milestone, an injunction from further infringement, unspecified damages but in no event less than a reasonable royalty, and that such damages be trebled due to the alleged willful nature of the infringement.
          On November 5, 2007, Milestone filed an Answer, Affirmative Defenses and Counterclaims against Dr. Hodosh. The answer denied the material allegations of the complaint and asserted thirteen affirmative defenses including that the products offered by Milestone involve apparatus and methods that are not infringing on Dr. Hodosh’s patent and that Dr. Hodosh’s patent is invalid and/or unenforceable. The Counterclaims seek, inter alia, a declaration of non-infringement and that Dr. Hodosh’s patent is invalid. Milestone has received opinions from patent counsel, not involved in the litigations, that neither the STA™ system nor the Compudent™ system infringe any of the claims of Dr. Hodosh’s patents. After the commencement of Dr. Hodosh’s action, Milestone withdrew its prior action so that the entire matter could be determined in one forum. Milestone believes that it has meritorious defenses to Dr. Hodosh’s claims and intends to vigorously defend the action and pursue counterclaims. The case is currently in the discovery phase.
ITEM 1A. RISK FACTORS
          The following factors may affect the growth and profitability of Milestone and should be considered by any prospective purchaser or current holder of Milestone’s securities:
We have no history of profitable operations. Continuing losses could exhaust our capital resources and force us to discontinue operations.
          For the months ended March 31, 2008 and 2007 our revenues were approximately $1.4 million and $2.3 million respectively. In addition, we have had losses for each year since the commencement of operations, including net losses of approximately $616,000 and $535,000 for 2008 and 2007, respectively. At March 31, 2008, we had an accumulated deficit of approximately $56.7 million. At March 31, 2008, the Company had cash and cash equivalents $237,715 and working capital of $1,551,088. Additionally, the Company secured a line of credit in the aggregate amount $1.0 million from a stockholder which line was fully borrowed at December 31, 2007, as discussed in Note B, item 10. Subsequent to March 31, 2008, the line of credit was increased by $300,000 to $1,300,000. All terms and conditions remained unchanged. The Company is actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses; however, the Company does not now have sufficient cash reserves to meet all of its anticipated obligations for the next 12 months. The Company anticipates a need for a higher level of marketing and sales efforts that at present it cannot fund. If the Company is unable to generate positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that additional capital can be raised on the terms and conditions satisfactory to the Company if at all. If additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost savings measures, any of which might negatively affect the Company’s operating results.

          The Company’s recurring losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern.
          There are no other changes to our risk factors from those disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
          In the quarter ended March 31, 2008, Milestone issued total 331,542 shares valued at $504,679 as follows:

	Shares	$
Shares issued for Employee Compensation	9,314	$15,832
Shares issued to Vendors for services	156,448	262,748
Shares issued for services	165,780	226,099

	331,542	$504,679
          Additionally, in the quarter ending March 31, 2008, shares to be issued was increased by 83,333 shares of common stock (valued at $100,000) in settlement of deferred compensation with an officer of the Company.
          In the quarter ending March 31, 2007, Milestone issued a total of 15,001 shares valued at $22,300.
ITEM 3. DEFAULT UPON SENIOR SECURTIES
          NONE
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          NONE
ITEM 5. OTHER INFORMATION
          NONE
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

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILESTONE SCIENTIFIC INC.

/s/ Joe W. Martin Joe W. Martin
Chief Executive Officer

/s/ Joseph D’Agostino Joseph D’Agostino
Chief Financial Officer
Date: May 15, 2008