Form 10-Q
period 2008-06-30
MILESTONE SCIENTIFIC INC/NJ
filed 2008-08-14
CIK 855683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
As of August 14, 2008, the Issuer had a total of 12,240,315 shares of Common Stock, $.001 par value outstanding.

MILESTONE SCIENTIFIC INC
INDEX
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
Condensed Balance Sheets June 30, 2008 (Unaudited) and December 31, 2007

Condensed Statements of Operations Three Months and Six Months Ended June 30, 2008 and 2007 (Unaudited)

Condensed Statements of Changes in Stockholders’ Equity (Deficiency) Six Months Ended June 30, 2008 (Unaudited)

Condensed Statements of Cash Flow Six Months Ended June 30, 2008 and 2007 (Unaudited)

Notes to Condensed Financial Statement (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Item 1A. Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information.

Item 6. Exhibits.

SIGNATURES

CERTIFICATIONS
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

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

ITEM 1. FINANCIAL STATEMENTS
MILESTONE SCIENTIFIC INC.
CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$260,643	$745,003
Accounts receivable, net of allowance for doubtful accounts of $5,000 in 2008 and 2007	564,086	346,347
Royalty receivable	9,006	15,358
Inventories	1,088,399	1,636,744
Advances to contract manufacturer	977,433	1,192,584
Prepaid expenses	92,849	169,727

Total current assets	2,992,416	4,105,763
Investment in distributor, at cost	76,319	76,319
Equipment, net of accumulated depreciation of $311,254 as of June 30, 2008 and $284,145 as of December 31, 2007	175,144	220,808
Patents, net of accumulated amortization of $103,086 as of June 30, 2008 and $79,498 as of December 31, 2007	734,550	559,378
Other assets	10,081	27,297

Total assets	$3,988,510	$4,989,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,220,827	$1,855,835
Accrued expenses	264,174	201,103
Deferred compensation payable to officers	19,792	15,833

Total current liabilities	1,504,793	2,072,771

Long-term Liabilities:
Accounts payable-long term	—	$443,847
Line of credit-net of discount of $73,251 and $65,371 respectively	1,226,749	934,629

Total long-term liabilities	1,226,749	1,378,476

Commitments and Contingencies
Stockholders’ Equity
Common stock, par value $.001; authorized 50,000,000 shares; 12,226,000 shares issued; 504,639 shares to be issued, and 12,192,696 shares outstanding as of June 30, 2008; 11,787,572 shares issued, 421,306 shares to be issued, and 11,754,239 shares outstanding as of December 31, 2007	12,731	12,210
Additional paid-in capital	59,290,670	58,483,539
Accumulated deficit	(57,134,917)	(56,045,915)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)

Total stockholders’ equity	1,256,968	1,538,318

Total liabilities and stockholders’ equity	$3,988,510	$4,989,565

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Product sales, net	$1,540,883	$1,770,337	$2,928,873	$4,032,364
Royalty income	9,007	35,834	23,170	83,770

Total revenue	1,549,890	1,806,171	2,952,043	4,116,134

Cost of products sold	594,437	955,274	1,058,361	$1,786,484
Royalty expense	—	(7,338)	—	$(1,586)

Total cost of revenue	594,437	947,936	1,058,361	1,784,898

Gross profit	955,453	858,235	1,893,682	2,331,236

Selling, general and administrative expenses	1,367,807	1,809,554	2,839,784	3,646,442
Research and development expenses	36,000	121,398	84,319	299,964

Total operating expenses	1,403,807	1,930,952	2,924,103	3,946,406

Loss from operations	(448,354)	(1,072,717)	(1,030,421)	(1,615,170)

Interest expense	(18,668)	—	(49,592)	—
Interest-Amortization of debt issuance	(7,567)	—	(13,696)	—
Interest income	1,471	3,799	4,707	11,135

Net loss applicable to common stockholders	$(473,118)	$(1,068,918)	$(1,089,002)	$(1,604,035)

Loss per share applicable to common stockholders — basic and diluted	$(0.04)	$(0.09)	$(0.09)	$(0.13)

Weighted average shares outstanding and to be issued — basic and diluted	12,228,792	12,043,103	12,370,659	12,020,790

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2008
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance, January 1, 2008	12,208,878	$12,210	$58,483,539	$(56,045,915)	$(911,516)	$1,538,318
Options issued to employees and consultants	—	—	86,815			86,815
Common stock issued for payment of services	156,448	156	262,590			262,746
Common stock issued for payment of consulting services	201,936	202	255,897			256,099
Common stock issued for payment of employee compensation	80,044	80	80,337			80,417
Common stock to be issued for settlement of deferred compensation	83,333	83	99,917			100,000
Warrants issued in connection with amendment of Line of Credit			21,575			21,575
Net loss				(1,089,002)		(1,089,002)

Balance, June 30, 2008	12,730,639	$12,731	$59,290,670	$(57,134,917)	$(911,516)	$1,256,968

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,089,002)	$(1,604,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	37,214	50,262
Amortization of patents	23,588	11,424
Amortization of debt discount	13,696	—
Common stock and options issued for compensation, consulting and vendor services	267,232	393,809
Loss on sale/disposal of equipment	4,996	—
Bad debt expense	—	64,378
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(217,739)	(417,180)
Decrease in royalty receivable	6,352	24,273
Decrease (Increase) in inventories	548,345	(242,689)
Decrease (Increase) to advances to contract manufacturer	215,151	(71,250)
Decrease to prepaid expenses and other current assets	76,878	51,848
Decrease in other assets	17,216	1,892
(Decrease) Increase in accounts payable	(560,010)	661,974
Increase in accrued expenses	63,071	1,872
Increase in deferred compensation	3,959	75,000

Net cash used in operating activities	(589,053)	(998,422)

Cash flows from investing activities:
Purchases of property and equipment	(4,296)	(23,768)
Proceeds on sale of equipment	7,749	—
Payment for patents rights	(198,760)	—

Net cash used in investing activities	(195,307)	(23,768)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	54,601
Long-term borrowing-other	300,000	—

Net cash provided by financing activities	300,000	54,601

NET DECREASE IN CASH AND CASH EQUIVALENTS	(484,360)	(967,589)
Cash and cash equivalents at beginning of period	745,003	1,160,116

Cash and cash equivalents at end of period	$260,643	$192,527

Supplemental disclosure of cash flow information:
Interest expense paid in cash	—	—

Income taxes paid	$3,140	—

Warrants issued in connection with Line of Credit	$21,575	—

Shares issued to settle accounts payable	$518,845	$—

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION
Milestone Scientific Inc. (“Milestone” or the “Company”) was incorporated in the State of Delaware in August 1989.
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
In the opinion of Milestone, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone’s financial position as of June 30, 2008 and December 31, 2007 and the results of its operations for the six months ended June 30, 2008 and 2007.
The results reported for the three months and six months ended June 30, 2008 are not necessarily indicative of the results of operations which may be expected for a full year.
The Company has incurred operating losses and negative cash flows from operating activities since its inception, including a net loss of $1,089,002 and $1,604,035 for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, the Company had cash and cash equivalents and working capital of $260,643 and $1,487,623, respectively. Additionally, as discussed in Note 5, on June 28, 2007, the Company secured a revolving line of credit in the aggregate amount of $1,000,000 from a stockholder which line was fully borrowed at December 31, 2007. The Line of Credit was increased by $300,000 to $1,300,000 as of June 30, 2008. All terms and conditions remain unchanged. The Company is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses; however, the Company does not now have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. The Company anticipates the need for a higher level of marketing and sales efforts that at present it cannot fund. If the Company is unable to generate positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that traditional capital can be raised on terms and conditions satisfactory to the Company, if at all. If additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products and/or adopt other cost saving measures, any of which might negatively affect the Company’s operating results.
Subsequent to June 30, 2008, the Company borrowed an additional $200,000 from the same shareholder noted above. The terms of this borrowing are not finalized at this date, but the terms of the new borrowing are not anticipated to be substantially different from the previous loan agreement.
The Company’s recurring losses and negative operating cash flows raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In November 2007, we entered into a collaborative agreement with a globally diversified healthcare company to conduct a feasibility study evaluating the potential application of our CompuFlo technology for injecting certain medicaments produced by this leading company. We have successfully completed the initial study and are now hoping to leverage its findings to progress strategic partnering and product development opportunities with them.
NOTE — 1 SUMMARY OF ACCOUNTING POLICIES
Cash and Cash Equivalents
Milestone considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.
Inventories
Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market.
Patents
Patents are recorded at actual cost to prepare and file the applicable documents with the United States Patent Office, or internationally with the applicable governmental office in the respective country. Although certain patents have not yet been approved, the costs related to these patents are being amortized using the straight-line method over the estimated useful life of the patent. If the applicable patent application is ultimately rejected, the remaining unamortized balance will be expensed in the period in which the Company receives a notice of such rejection. Patent applications filed and patents obtained in foreign countries are subject to the laws and procedures that differ from those in the United States. Patent protection in foreign countries may be different from patent protection under United States laws and may not be favorable to the Company. The Company also attempts to protect our proprietary information through the use of confidentiality agreements and limiting access to our facilities. There can be no assurance that our program of patents, confidentiality agreements and restricted access to our facilities will be sufficient to protect our proprietary technology.
Revenue Recognition
Revenue from product sales is recognized net of discounts and allowances to our domestic distributors on the date of arrival of the goods at the customer’s location as shipments are FOB destination. Shipments to our international distributors are FOB our warehouse and revenue is therefore recognized on shipment. In both cases, the price to the buyer is fixed and the collectability is reasonably assured. Further, we have no obligation on these sales for any post sale installation, set-up or maintenance, these being the responsibility of the buyer. Customer acceptance is considered made at delivery. Our only obligation after sale is the normal commercial warranty against manufacturing defects if the alleged defective unit is returned within the warranty period.
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
In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities -Including an amendment of FASB Statement No. 115”. SFAS No.159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No.159 is effective as of the first fiscal year that begins after November 15, 2007. This Standard was adopted as of January 1, 2008, and did not have any impact on Milestone’s results of operations or financial position.
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No.141 (revised), "Summary No. 141 (revised 2007)”. SFAS No.141 (revised) provides for improving the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial reports about a business combination and its effects. SFAS No.141 (revised) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. Milestone is considering the impact of this Statement on its financial statements.
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No.160, "Non-controlling Interest in Consolidated Financial Statements- and amendment of ARB No. 51”. SFAS No.160 establishes accounting and reporting standards for non-controlling interests, sometimes called minority interests, the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No.160 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. Milestone is considering the impact of this Statement on its financial statements.
In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133”. This Statement requires enhanced disclosure about an entity’s derivative and hedging activities. The effective date for this Statement is for financial statements issued for fiscal year and interim periods beginning after November 15, 2008. This Statement would not currently impact the financial statements of Milestone Scientific.
In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB N0.60. The Statement requires that an insurance enterprise recognize a claim liability prior to an event of default, when the evidence that credit deterioration has occurred in an insured financial obligation. This Statement is effective for fiscal years beginning after December 15, 2008, and interim periods within the fiscal year. This Statement would not currently impact the financial statements of Milestone Scientific.
NOTE — 2 BASIC AND DILUTED NET LOSS PER COMMON SHARE
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
Since Milestone had net losses for the three and six months ended June 30, 2008 and 2007, the assumed effects of the exercise of outstanding stock options and warrants were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options and warrants totaled 3,535,412 at June 30, 2008 and 3,309,746 at June 30, 2007.
NOTE — 3 STOCK OPTION PLANS
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
A summary of option activity for employees under the plans as of June 30, 2008, and changes during the six months ended is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price	Life (Years)	Value
Outstanding, January 1, 2008	391,334	1.86	2.54	$108,800
Granted	201,666	0.87	4.87	—
Exercised	—	—	—	—
Forfeited or expired	(43,001)	1.50	—	—

Outstanding, June 30, 2008	549,999	1.56	3.44	—

Exercisable, June 30, 2008	369,221	1.83	2.88	—

The weighted average grant date fair value of options granted to employees during the six months ended June 30, 2008 was $ 0.89. The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected life three years, volatility of 322% and a risk free interest rate of 3.21%. A six percent rate of forfeitures is assumed in the calculation of the compensation costs for the period.
Milestone recognizes compensation expense on a straight line basis over the requisite service period. During the six months ended June 30, 2008, Milestone recognized $61,338 of total compensation cost related to options that vested during the period. As of June 30, 2008, there was $ 146,541 of total unrecognized compensation cost related to non-vested options which Milestone expects to recognize over a weighted average period of two and three quarter years.
Expected volatilities are based on historical volatility of Milestone’s common stock over a period commensurate with expected term. Milestone uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of the options granted was estimated using the simplified method as the average of the contractual term and vesting term of the option.
As of June 30, 2008, the Fair Market Value of the Company’s stock was less than the exercise price of the options, therefore there is no aggregate intrinsic value calculated.
A summary of option activity for non-employees under the plans as of June 30, 2008 and changes during the six months ended is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price	Life (Years)	Value
Outstanding, January 1, 2008	639,133	3.15	2.56	$20,667
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(11,666)	—	—	—

Outstanding, June 30, 2008	627,467	3.14	2.11	—

Exercisable, June 30, 2008	502,467	3.48	1.74	—

During the six months ended June 30, 2008, Milestone recognized $25,477 of expenses related to non-employee options that vested during the year. The total unrecognized compensation cost related to non-vested options was $ 86,586 as of June 30, 2008.
As of June 30, 2008, the Fair Market Value of the Company’s stock was less than the exercised price of the options, therefore, there was no aggregate intrinsic value calculated.
In accordance with the provisions of SFAS No.123R, all other issuances of common stock, stock options or other equity instruments to non-employees as consideration for goods or services received by Milestone are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options or similar equity instruments issued is estimated based on the Black-Scholes option-pricing model, which meets the criteria set forth in SFAS No. 123R, and the assumption that all of the options or other equity instruments will ultimately vest. Such fair value is measured as of an appropriate date pursuant to the guidance in the consensus of the Emerging Issues Task Force (“EITF”) for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date performance by the other party is complete) and capitalized or expensed as if Milestone had paid cash for the goods or services.
NOTE — 4 CONCENTRATION OF CREDIT RISK
Milestone’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable, and advances to contract manufacturers. Milestone places its cash and cash equivalents with large financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone to credit risk consist principally of trade accounts receivable, as Milestone does not require collateral or other security to support customer receivables, and advances to contract manufacturer. Milestone entered into a purchase agreement, in 2004, with a vendor to supply Milestone with 5,000 units of CompuDent. As part of this agreement, Milestone has a remaining advance of approximately $977,000 with the vendor for purchase of materials at June 30, 2008. The advance will be credited to Milestone as the goods are delivered. Milestone does not believe that significant credit risk exists with respect to this advance to the contract manufacturer at June 30, 2008.
Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management does not believe that significant credit risk exists with respect to accounts receivable at June 30, 2008.
NOTE — 5 LINE OF CREDIT
On June 28, 2007 the Company secured a $1 million line of credit from a stockholder. This borrowing was amended to $1,300,000 as of June 30, 2008 under the same terms and conditions as the original. Borrowings bear interest at 6% per annum, with one year’s interest at 1% payable in advance on each draw. Monies may be drawn by Milestone under the line in multiples of $100,000 upon 5 days’ written notice to you from either Milestone’s Chief Executive Officer or Acting Chief Financial Officer. Monies under the line in excess of $1,000,000 may be drawn in multiples of $25,000. Borrowings may be prepaid at any time in multiples of $100,000, without penalty. All borrowings and interest thereon must be repaid by June 30, 2010, and after the expiration date of the line, may be repaid by Milestone in cash or, at its option, in shares of common stock valued at the lower of $2.00 per share or 80% of the average closing price of its shares during the 20 trading days ending with December 31, 2008. After December 31, 2008, and before June 30, 2010 the lender may convert all or any part of the then outstanding balance and interest thereon into shares of Common Stock at $4.00 per share. Three year warrants exercisable at $5.00 per share, in an amount determined by dividing 50% of the amount borrowed by $5.00 will be issued on each drawdown. There is no facility fee on the line. The warrants have been valued as of each draw down using the Black-Scholes model and are reflected as a discount against the debt incurred under this line of credit. At June 30, 2008 the remaining balance of Debt Discount was $73,251. The full amount of the line of credit and amendment, $1.3 million, has been drawn at June 30, 2008. Interest expense on this Line of Credit for the six months ended June 30, 2008 is $49,592. Additionally, the charge for amortization of Debt Discount related to this Line of Credit is $13,696 for the six month period ended June 30, 2008.

Subsequent to June 30, 2008, a new Line of Credit with the same shareholder was entered into in the amount by $200,000. The aggregate amount of both credit lines is $1,500,000. The terms of the $200,000 note are not finalized at this date, but the terms of the new borrowing are not anticipated to be substantially different from the previous loan agreement.
NOTE — 6 STOCK ISSUANCE
During the six months ended June 30, 2008, the Company issued 358,384 shares valued at $518,845 to three vendors owed in connection with advertising, warehousing and exhibition facilities and two outside professional organizations.
NOTE — 7 SIGNIFICANT CUSTOMERS
Milestone had net product sales to two customers (distributors) which in the aggregate accounted for approximately 92% and 88% of revenue for three months ended June 30, 2008 and 2007, respectively, and 92% and 69% of revenue for six months ended June 30, 2008 and 2007, respectively. Milestone had sales to one customer (a worldwide distributor of Milestone’s products based in South Africa) of approximately $581,476 (20%) for the six months and $326,164 (21%) for the three months ended June 30, 2008. Accounts receivable from these two customers amounted to approximately $481,560 and $390,666 representing 85% and 79% of gross accounts receivable as of June 30, 2008 and December 31, 2007, respectively.
Milestone’s sales by product and by geographical region are as follows:

	Three Months Ended June 30,
	2008	2007
Units	$343,025	$600,980
Handpieces	1,238,143	1,133,670
Other	(40,285)	35,687

	$1,540,883	$1,770,337

United States	$989,303	$1,445,686
Canada	157,185	148,978
Other Foreign	394,395	175,673

	$1,540,883	$1,770,337

	Six Months Ended June 30,
	2008	2007
Units	$562,230	$1,616,544
Handpieces	2,414,534	2,315,870
Other	(47,891)	99,951

	$2,928,873	$4,032,365

United States	$1,887,018	$3,309,237
Canada	317,507	148,978
Other Foreign	724,348	574,150

	$2,928,873	$4,032,365

In January 2007, Milestone finalized an Exclusive Distribution and Supply Agreement with Henry Schein, Inc. Henry Schein, Inc. serving as the exclusive distributor of STA and CompuDent systems (and ancillary products) in both North America and Canada, for a one year period. The exclusive period has expired and the Company has entered alternative marketing and distribution agreements.
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
NOTE — 8 COMMITMENTS AND OTHER
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
Other Commitments
Milestone acquired the technology underlying our CoolBlue Professional Whitening and Ionic White Consumer Whitening Products. Under the terms of a licensing agreement with a third party manufacturer, we will receive licensing fees resulting from the sales of the consumer whitening product. Through December 31, 2006, Milestone paid royalties in connection with the tooth whitening products to a purported holder of patent rights therein. Late in 2006 Milestone received a copy of a patent office filing which appeared to show that the purported owner had relinquished rights to the patent on which royalties had been paid. It is possible that, never-the-less, the purported owner may claim continuing rights to receive royalties or that others may claim that payments are owed in connection with Milestone’s prior sales. Milestone has continued to accrue royalties due, $19,952 as of June 30, 2008, but has ceased making cash payments. In 2007, Milestone stopped the sale of this product in the United States and has written off the cost of patents relating to this product.
On August 24, 2007 Milestone commenced a Declaratory Judgment Action against Milton Hodosh, DMD in the United States District Court for the District of New Jersey seeking a determination by that Court that neither its Single Tooth Anesthesia (STA) System nor its CompuDent system infringed claims set forth in United States Patent No. 6,159,161 by Dr. Hodosh on July 8, 1998 and issued by the United States Patent Office on December 12, 2000. Milestone’s basic patents covering these systems were issued by the United States Patent Office in January 1993. Subsequent to the commencement of Milestone’s action for Declaratory Judgment, Dr. Hodosh commenced a patent infringement suit in the United States District Court for the Southern District of New York. Milestone has received opinions from patent counsel, not involved in the litigation, to the effect that neither the STA System nor the CompuDent systems infringe any of the claims of Dr. Hodosh’s patents. Milestone believes that it has meritorious defenses to Dr. Hodosh’s action and it intends to vigorously defend this law suit. The case is currently in the discovery phase.
NOTE — 9 SUBSEQUENT EVENTS
Subsequent to June 30, 2008, the Company borrowed an additional $200,000 from the same shareholder that has loaned the Company $1,300,000 prior to this loan. The terms of this borrowing are not finalized at this date, but the terms of the new borrowing are not anticipated to be substantially different from the previous loan agreement.

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
OVERVIEW
                    The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth in our Form-10KSB for the year ended December 31, 2007.
          Through strict expense discipline and the implementation of key operational initiatives during the first six months of 2008, the Company was able to make considerable progress with its efforts to achieve two primary strategic business goals for the year:
•	Optimizing our tactical approach to product sales and marketing in order to significantly increase penetration of the global dental and medical markets with our proprietary, patented Computer-Controlled Local Anesthesia Delivery (C-CLAD) solution, the STA™ System; and

•	Identifying and pursuing strategic collaborations with third parties to jointly develop new products utilizing our CompuFlo® pressure force technology for innovative new medical applications.
     In order to succeed in achieving these goals, it is essential that we have the best people possible. In January of 2008, Joseph D’Agostino joined Milestone as our Acting Chief Financial Officer, bringing our Company the skill, talent and experience that are necessary to help us grow and meet critical business plan objectives. His addition to the senior management team has served to strongly complement the hiring of Robert Presutti, who joined Milestone as Vice President of Sales and Marketing in September 2007, and the appointment by our Board of Directors of former Bayer senior executive Joe Martin as our new CEO in December 2007.
     Through oversight and direction provided by our new leadership team, Milestone has succeeded in cutting its total operating expenses by 26% during the first half of 2008, when compared to the prior year. Moreover, we continue to seek and identify opportunities to achieve even greater cost and productivity efficiencies in all areas of our operations.
     In the second quarter, we again succeeded in reducing existing product inventories. In addition, we are also actively identifying new manufacturing sources to expand our instrument manufacturing capacity, thus further reducing our production costs. These efforts, along with other planned initiatives, continue to enable Milestone to reach and sustain profitability, assuming we persist in increasing revenues by executing our sales support, branding and marketing programs on a worldwide basis.
     In the first six months of this year, Milestone has continued to leverage the product and market intelligence we derived from in-depth customer and dental industry surveying that we conducted in late 2007, to assess and evaluate pricing, positioning and marketing strategies related to our innovative dental injection solution, the STA System. The insight gained from these studies led management to define and implement a comprehensive new messaging platform created to emphasize key benefits that Milestone has discovered is of most value to dental professionals. This refined product messaging was launched in January 2008 and has subsequently resulted in a succession of record monthly sales results for the STA System.
     A key 2008 event for Milestone was the first International C-CLAD Summit we sponsored in New Orleans this past February, where many of the dental industry’s most prominent and respected authorities assembled to review, discuss and explore opportunities for the STA System. A monograph summarizing the Summit’s proceedings was issued in early June 2008. Specifically, there was consensus among panel participants agreeing that use of the STA System provides the best way to administer a Palatal Injection and Intraligamentary Injection; agreement that the STA is the instrument of choice to minimize pain disruptive behavior; and unanimous agreement that the STA System should become “the standard of care for administering anesthesia by dental practitioners.”
     In April 2008, the STA System was recognized as a winner of the 2008 Medical Design Excellence Award in the Dental Instruments, Equipment and Supplies product category. Of the 33 products that received an Excellence Award this year, Milestone’s STA System was one of only two winning products that serve the dental community. This honor followed the STA System being named in July 2007 as one of the Top 100 Products of the Year by Dentistry Today, one of the dental industry’s most respected and widely read publications.
     In the second quarter of this year, we turned our attention to expanding Milestone’s global network of dental distributors, with a goal of increasing market awareness and promoting stronger sales growth of the STA System.
     On the domestic front, the Company elected to forego renewing the exclusive marketing and distribution agreement originally signed in early 2007 with Henry Schein, Inc., the largest distributor of healthcare products and services to office-based practitioners in the combined North American and European markets. Rather, the Company granted Schein non-exclusive distribution rights to both market and sell the STA System and related disposable hand pieces to dental professionals in the United States and Canada; and in June of this year, welcomed Patterson Dental Supply as a non-exclusive distributor, as well. Patterson has the largest direct sales force in the industry, totaling approximately 1,400 sales representatives and equipment/software specialists addressing the needs of the United States’ and Canadian dental markets.
     On July 16, 2008, Milestone announced that leading independent dental supply companies — Benco Dental, Burkhart Dental, Inc., and Goetze Dental — also joined the Company’s growing domestic distribution network under non-exclusive agreements.
     Founded in 1930, Benco is the largest independently owned dental supply company in the U.S., and one of the nation’s fastest growing dental distributors. Burkhard Dental has thrived and prospered as a family owned and managed dental supply company for 120 years, now serving over 5,000 dental customers in the Western U.S. from offices in Alaska, Colorado, Oregon, Arizona, California, Nevada, Texas, Utah and Washington. Originally established in 1884 as the St. Joseph Drug Company, Goetze Dental has also endured as a family-owned and managed independent dental supplier for five generations, supplying a broad range of dental products and services to dental professionals operating primarily in nine U.S. Midwestern states.
     In total, Milestone is now actively engaged in training and providing ongoing sales and marketing support to more than 2,300 independent sales representatives serving the U.S. and Canada.
     In June, the Company granted exclusive marketing and distribution rights to two foreign distributors — Istrodent Pty Ltd AB, a leading distributor serving the Southern Africa dental market; and Unident AB, who is now advocating sales of the STA System to dentists in the Scandinavian countries of Denmark, Sweden, Norway and Iceland. Both companies have proven to be among Milestone’s strongest marketing allies outside of the U.S., achieving notable sales performance in their respective regions while supporting our historical worldwide marketing efforts for The Wand.
     For the remainder of 2008, management will concentrate on expanding Milestone’s worldwide sales and marketing resources to accelerate STA System sales momentum within the U.S. and Canada and around the world. Moreover, we will continue reinforcing and supporting our growing global independent sales and distribution network through training, Milestone-sponsored advertising and marketing campaigns, trade show participation and creative sales incentive programs. We anticipate that our primary challenge going forward will be centered on spreading the ‘right’ message about the STA, helping to successfully position the instrument as the widely recognized new standard of care for dental anesthesia.
     In keeping with the Company’s stated 2008 goal for leveraging our patented CompuFlo technology in new medical applications, Milestone’s management team has also continued to pursue opportunities to form strategic collaborations in the areas of self-administered drug delivery, arthritic joint pain management and epidurals. In November 2007, we entered into a collaborative agreement with a globally diversified healthcare company to conduct a feasibility study evaluating the potential application of our CompuFlo technology for injecting certain medicaments produced by this leading company. We have successfully completed the initial study and are now hoping to leverage its findings to progress strategic partnering and product development opportunities with them.
     As we progress through to year end, Milestone will maintain our relentless pursuit of CompuFlo-based product development prospects that are deemed the most promising and commercially viable, and offer the greatest potential for near term strategic alliances and meaningful revenue contribution.
          The following table shows a breakdown of our product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Three Months Ended June 30,
	2008		2007
DOMESTIC
Units	$174,047	17.6%	$606,113	41.9%
Handpieces	844,756	85.4%	820,992	56.8%
Other	(29,500)	-3.0%	18,581	1.3%

Total Domestic	$989,303	100.0%	$1,445,686	100.0%

INTERNATIONAL
Units	$168,978	30.7%	$(5,133)	-1.6%
Handpieces	393,387	71.3%	312,678	96.3%
Other	(10,785)	-2.0%	17,106	5.3%

Total International	$551,580	100.0%	$324,651	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$989,303	64.2%	$1,445,686	81.7%
International	551,580	35.8%	324,651	18.3%

Total Product Sales	$1,540,883	100.0%	$1,770,337	100.0%

	Six Months Ended June 30,
	2008		2007
DOMESTIC
Units	$255,191	13.5%	$1,525,648	46.1%
Handpieces	1,669,665	88.5%	1,715,349	50.5%
Other	(37,838)	-2.0%	68,239	2.1%

Total Domestic	$1,887,018	100.0%	$3,309,236	100.0%

INTERNATIONAL
Units	$307,039	29.5%	$90,895	12.6%
Handpieces	744,869	71.5%	600,521	83.0%
Other	(10,053)	-1.0%	31,712	4.4%

Total International	$1,041,855	100.0%	$723,128	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$1,887,018	64.4%	$3,309,236	82.1%
International	1,041,855	35.6%	723,128	17.9%

Total Product Sales	$2,928,873	100.0%	$4,032,364	100.0%

          The Company earned gross profits of $955,453 and $1,893,682 for the three and six months ended June 30, 2008, respectively. However, our revenues and related gross profits have not been sufficient to support our overhead, new product introduction and research and development expenses. Although the Company anticipates expending funds for research and development in 2008, these amounts will vary based on the operating results for each quarter. The Company has incurred operating losses and negative cash flows from operating activities since its inception. The Company is actively pursuing the generation of positive cash flows from operating activities through increase in revenue, assessment of current contracts and current negotiations and reduction in operating expenses; however the Company does not have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months.
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

The most significant estimates relate to the allowance for doubtful accounts, inventory valuation, cash flow assumptions regarding evaluations for impairment of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, stock-based compensation, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. See NOTE 1.
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

Results of Operations
          The consolidated results of operations for the three months and six months ended June 30, 2008 compared to the same three month and six month period in 2007 reflect our focus and development on the STA System delivery system, as well continuing efforts on the CompuFlo technology.
          The following table sets forth for the periods presented statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

	Three Months Ended June 30				Six Months Ended June 30
	2008		2007		2008		2007
Products sales, net	$1,540,883	99%	$1,770,337	98%	$2,928,873	99%	$4,032,364	98%
Royalty income	9,007	1%	35,834	2%	$23,170	1%	83,770	2%

Total revenue	1,549,890	100%	$1,806,171	100%	2,952,043	100%	$4,116,134	100%

Cost of products sold	594,437	38%	955,274	53%	1,058,361	36%	1,786,484	43%
Royalty expense	—	—	(7,338)	0%	—	—	(1,586)	0%

Total cost of revenue	594,437	38%	947,936	52%	1,058,361	36%	1,784,898	43%

Gross Profit	955,453	62%	858,235	48%	1,893,682	64%	2,331,236	57%

Selling, general and administrative expenses	1,367,807	88%	1,809,554	99%	2,839,784	96%	3,646,442	88%
Research and development expenses	36,000	2%	121,398	7%	84,319	3%	299,964	7%

Total operating expenses	1,403,807	91%	1,930,952	107%	2,924,103	99%	3,946,406	96%

Loss from operations	(448,354)	-29%	(1,072,717)	-59%	(1,030,421)	-35%	(1,615,170)	-39%
Other income — interest & expense	(24,764)	-2%	3,799	0%	(58,581)	-2%	11,135	0%

Net loss	$(473,118)	-31%	$(1,068,918)	-59%	$(1,089,002)	-37%	$(1,604,035)	-39%

Three months ended June 30, 2008 compared to three months ended June 30, 2007
          Total revenues for the three months ended June 30, 2008 and 2007 were $1,549,890 (product sales of $1,540,883 and royalty income of $9,007) and $1,806,171 (product sales of $1,770,337 and royalty income of $35,834), respectively. The total decrease in product sales of $229,454, 13%, is a direct result of the continued STA product launch in the second quarter of 2007 that did not continue into the second quarter of 2008. The decrease in sales volume of domestic units $432,066, or 71.3% in 2008 over 2007, was due to a lack of sales by our exclusive distributor. In the domestic market, handpiece sales increased by $23,764, (CompuDent $19,447 decrease, STA $43,211 increase) or 2.9%. On the international scene, unit sales increased in the first quarter of 2008 over 2007 by $174,111 principally due to the introduction of the STA product. Internationally, handpiece sales also increased. The increase in handpiece sales internationally was $80,709, 25.8% due to increased sales of CompuDent ($45,154) and STA ($35,555) handpieces.
          Royalty income resulted from granting United Systems Inc. a license to manufacture, market, and sublicense the Ionic White™ to the consumer market. Royalty income for the three months ended June 30, 2008 and 2007, respectively, was $9,007 and $35,834. The decrease of $26,827 or 74.9 % reflected increased retail competition in this increasingly highly competitive market.
          Cost of products sold for the three months ended June 30, 2008 and 2007 were $594,437 and $955,274, respectively. The $360,837, decline in product cost, or 37.8 % is primarily attributable to a reduction in sales volume.
          For the three months ended June 30, 2008, Milestone generated a gross profit of $955,453 or 62 % as compared to a gross profit of $858,235 or 48% for the three months ended June 30, 2007. The increase in gross profit percentage was due to the product mix of merchandise sold. The total dollar increase in gross profit of $97,218 is due to a product mix, with more handpiece sales in 2008 versus 2007.

          Selling, general and administrative expenses for the three months ended June 30, 2008 and 2007 were $1,367,807 and $1,809,554 respectively. The $441,747, or 24.4%, net decrease spanned several key areas of the Company. Salaries decreased by $89,705 for the three months ended June 30, 2008 over 2007. This decrease for the three months ended June 30, 2008 when compared to the same three month period in 2007 was primarily attributable to the reduction in staff as the Company shifted to the exclusive distributor operating model. Conversely, the STA launch in 2007 did not reoccur in the second quarter of 2008. As a result, expenses in this category decreased by a net $67,691 in the second quarter of 2008, principally in marketing, travel, printing and sample expenses. Professional fees decreased by $149,063 in 2008 over 2007, including costs incurred with a third party for the implementation of Sarbanes Oxley compliance documentation and testing. The Company completed the documentation and testing phase of the system of Internal Control in the first quarter of 2008. Legal costs decreased by $189,196 in the three months ended June 30, 2008 compared to 2007, due to less litigation and patent legal costs. Royalty and commission expense increased by $70,090 due to an increase of commission based products sold in 2008 as compared to 2007.
          Research and development expenses for the three months ended June 30, 2008 and 2007 were $36,000 and $121,398, respectively. The decrease of $85,398 was attributable to a reduction in such cost in 2008 after the launch of the STA product in the first quarter of 2007.
          The loss from operations for the three months ended June 30, 2008 and 2007 was $448,354 and $1,072,717, respectively. The $624,363 or 58.2% decrease in loss from operations is explained above.
          Interest income of $1,471 was earned for the three months ended June 30, 2008 compared with $3,799 for the same period in 2007. Interest income declined due to lower interest rates.
          Interest expense was $26,235 (interest $18,668 and amortization of debt issuance of $7,567), relating to the line of credit established in June 2007. See Note B-10 to the Financial Statements.
          For the reasons explained above, net loss for the three months ended June 30, 2008 was $473,118 as compared to a net loss of $1,068,918 for the three months ended June 30, 2007. The $595,800, or 55.7%, decrease in net loss is primarily a result of an increase in gross margin dollars and a significant reduction in selling, general and administrative expenses.
          Working capital as of June 30, 2008 was $1,487,624, a decrease of $63,465 as compared to March 31, 2008. Current assets declined by $340,651 (principally in inventory and advances to a contract manufacturer, offset by an increase in accounts receivable). Current liabilities decreased by $277,186, principally by reducing extended termed accounts payable by payment. Long termed liabilities increased by $300,000 in the second quarter of 2008 as compared to March 31, 2008 and $1,300,000 as compared to the second quarter 2007, as result of the Company receiving a Line of Credit from a shareholder, see Note B-10 to the Financial Statements.
Six months ended June 30, 2008 compared to the six months ended June 30, 2007
               Total revenues for the six months ended June 30, 2008 and 2007 were $2,952,043 and $4,116,134, respectively. Total revenues decreased by $1,164,091 or 28.3%. Contributing to this decrease was STA unit sales of ($898,392) and an increase in STA handpiece sales of $77,423. CompuDent unit sales decreased by $155,922 and CompuDent handpiece sales increased $21,241. Additionally, international revenue increased $318,727 or 44.1% as compared to the comparable 2007 period. Domestic product revenue decreased $1,422,219 in 2008 (43.0%) as a result of lack of sales by our exclusive distributor. Domestic disposable handpiece sales decreased $45,684 or 2.7% and international disposable handpiece sales increased $144,348 or 24.0%. The amount of $23,170 or 0.8% of total revenue is royalty income from granting United Systems Inc. a license to manufacture market and sublicense the Ionic White product to the consumer market. Royalty income declined $60,600 or 72.3% reflecting retail competition in this increasingly highly competitive market.
               Gross profit for the six months ended June 30, 2008 and 2007 was $1,893,682 or 64.1% and $2,331,236 or 56.6%, respectively. Gross profit dollars in the six months of 2008 period was reduced $437,554 due a reduction in sales volume in 2008 over 2007. The gross profit percentage increase was due principally to the change in product mix, with a substantially larger proportion of handpiece sales in the six months of 2008 over the same period in 2007.

          Selling, general and administrative expenses for the six months ended June 30, 2008 and 2007 were $2,839,784 and $3,646,442 respectively. The decrease of $806,658, or 22.1%, is primarily attributable to several areas of expense reductions and savings. In 2008, Milestone received a benefit of reduced bank credit card fees of $42,823 as a result of changing our business model to the exclusive distributor business model. For this period the new product launch expenses were reduced by $303,227 and professional fees were reduced by $509,456 (principally audit fees, legal costs and Sarbanes Oxley documentation and testing procedures). The Company completed the documentation and testing phase of the system of Internal Control in the first quarter of 2008. Royalty and commission expense was lower by $105,913 due to a reduction of commission, based products sold in 2008 as compared to 2007. There were increased expenses in 2008 in salary and personnel costs of $46,510, based on increased personnel and advertising and promotion cost increase of $65,647. The advertising and promotion costs were focused on refining the Company’s messaging platform for STA product in 2008.
          Research and development expenses for the six months ended June 30, 2008 and 2007 were $84,319 and $299,964, respectively. These decreased costs are primarily associated with the development of our STA delivery system product launch in 2007, which is a now complete and continuing effort on the CompuFlo™ technology.
          Interest income of $4,707 was earned for the six months ended June 30, 2008 compared to $11,135 for the same period in 2007. The decrease of $6,428 or 57.7% is the result of lower interest rates.
          Interest expense for 2008 of $63,287 (interest $49,592 and amortization of debt issuance $13,696) related to the Line of Credit established in June 2007. See Note B-10 to the Financial Statements
          For the reasons explained above, net loss for the six months ended June 30, 2008 decreased by $515,033 or 32.1% over the net loss for the six month period ended June 30, 2007.
          Working capital as of June 30, 2008 was $1,487,623, a decrease of $33,502 as compared to June 30, 2007. Current assets declined by $695,739 (principally in accounts receivable and inventory). Current liabilities decreased by $662,237, principally by reducing extended termed accounts payable by payment. Long term accounts payable ($443,847) was extinguished through the issuance of common stock in the first quarter of 2008. The source of funds to reduce the accounts payable was through the borrowing by the Company on a Line of Credit; see Note 5 to the financial statement. Long termed liabilities increased to $1,300,000 in the second quarter of 2008, as a result of the Company receiving a Line of Credit from a shareholder; see Note B-10 to the Financial Statements. There were no Long Term Liabilities as of June 30, 2007.
Liquidity and Capital Resources
          As of June 30, 2008, we had cash and cash equivalents of $260,643 and working capital of $1,487,623. The working capital decreased by $545,369 from December 31, 2007. Net current assets decreased by approximately $1.1 million, principally in cash and inventories, while current liabilities decreased by net $567,978, principally by a reduction in accounts payable. The reduction in cash was attributable to the pay down of accounts payable in the six months ended June 30, 2008. The Company has taken positive steps to reduce inventory levels and will continue this effort in the future. Milestone incurred net losses of $1,089,002 and $1,604,035 and negative cash flows from operating activities of $581,304 and $998,422 for the six months ended June 30, 2008 and 2007, respectively.
          For the six months ended June 30, 2008, net cash used in operating activities was $589,054. This was attributable primarily to a net loss of $1,089,002 adjusted for noncash items of $873,320, and changes in operating assets and liabilities of $365,622. The increase in noncash items is principally common stock and options issued for employee compensation, consulting and vendor services.
          For the six months ended June 30, 2008, Milestone used $195,306 in investing activities. This was primarily attributable to $198,760 of legal fees related to new patent applications. Capital expenditures were $4,296.
          As of June 30, 2008, Milestone, recorded on the Balance Sheet a $1.3 million Line of Credit from a stockholder. The full credit line was utilized at June 30, 2008. Subsequent to June 30, 2008 the line of credit was increased by

$200,000 to $1,500,000. The terms of the $200,000 note are not finalized at this date, but the terms of the new borrowing are not anticipated to be substantially different from the previous loan agreement.
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
Item 4. Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of June 30, 2008 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.
Management’s Report on Internal Control over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company’s internal controls over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance and not absolute assurance, that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations, on control systems, there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On August 24, 2007 Milestone commenced a Declaratory Judgment Action against Milton Hodosh, DMD in the United States District Court for the District of New Jersey seeking a determination by that Court that neither its Single Tooth Anesthesia (STA) System nor its CompuDent system infringed claims set forth in United States Patent No. 6,159,161 by Dr. Hodosh on July 8, 1998 and issued by the United States Patent Office on December 12, 2000. Milestone’s basic patents covering these systems were issued by the United States Patent Office in January 1993. Subsequent to the commencement of Milestone’s action for Declaratory Judgment, Dr. Hodosh commenced a patent infringement suit in the United States District Court for the Southern District of New York. Milestone has received opinions from patent counsel, not involved in the litigation, to the effect that neither the STA System nor the CompuDent systems infringe any of the claims of Dr. Hodosh’s patents. Milestone believes that it has meritorious defenses to Dr. Hodosh’s action and it intends to vigorously defend this law suit. The case is currently in the discovery phase.
ITEM 1A. RISK FACTORS
          The following factors may affect the growth and profitability of Milestone and should be considered by any prospective purchaser or current holder of Milestone’s securities:
We have no history of profitable operations. Continuing losses could exhaust our capital resources and force us to discontinue operations.
          For the six months ended June 30, 2008 and 2007 our revenues were approximately $2.9 million and $4.1 million respectively. In addition, we have had losses for each year since the commencement of operations, including net losses of approximately $1,089,000 and $1,604,000 for 2008 and 2007, respectively. At June 30, 2008, we had an accumulated deficit of approximately $57.1 million. At June 30, 2008, the Company had cash and cash equivalents $260,643 and working capital of $1,487,623. Additionally, the Company secured a Line of Credit in the aggregate amount of $1.3 million from a stockholder as of June 30, 2008, as discussed in Note 5. Subsequent to June 30, 2008, the Line of Credit was increased by $200,000 to $1,500,000. The terms of the $200,000 note are not finalized at this date, but the terms of the new borrowing are not anticipated to be substantially different from the previous loan agreement. The Company is actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses; however, the Company does not now have sufficient cash reserves to meet all of its anticipated obligations for the next 12 months. The Company anticipates a need for a higher level of marketing and sales efforts that at present it cannot fund. If the Company is unable to generate positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that additional capital can be raised on the terms and conditions satisfactory to the Company if at all. If additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost savings measures, any of which might negatively affect the Company’s operating results.
          The Company’s recurring losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern.
          There are no other changes to our risk factors from those disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
          In the quarter ended June 30, 2008, Milestone issued total 106,886 shares valued at $94,583 as follows:

	Shares	$
Shares issued for Employee Compensation	70,730	$64,584
Shares issued for services	36,156	30,000

	106,886	$94,584
ITEM 3. DEFAULT UPON SENIOR SECURITIES
          NONE
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Annual Meeting of Stockholders was held on June 5, 2008, pursuant to official notice, in New York City, New York. The matters for consideration were;
1.	Election of six (6) Directors; and

2.	Ratification of the appointment of Holtz Rubenstein Reminick LLP as Milestone’s independent auditors for the current fiscal year
          The result of the shareholder voting is noted below:
(1)	Board of Directors

Member	Period to Serve	Votes in Favor	Votes Against	Abstain
Leonard Osser	One Year	9,045,981	269,309	0
Joe W. Martin	One Year	9,056,314	258,976	0
Leslie Bernhard	One Year	9,044,747	270,543	0
Jeffrey Fuller	One Year	9,044,747	268,543	0
Leonard M. Schiller	One Year	9,044,031	271,259	0
Pablo F. Serna C.	One Year	9,051,481	263,809	0
(2)	Ratification of Holtz Rubenstein Reminick LLP as independent auditors of Milestone Scientific Inc

Votes in Favor	Votes Against	Abstain
7,769,915	76,158	167,322
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
Acting Chief Financial Officer

Date: August 14, 2008