Form 10-Q
period 2008-09-30
MILESTONE SCIENTIFIC INC/NJ
filed 2008-11-14
CIK 855683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
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
As of November 14, 2008, the Issuer had a total of 12,615,382 shares of Common Stock, $.001 par value outstanding.

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

ITEM 1. FINANCIAL STATEMENTS
MILESTONE SCIENTIFIC INC.
CONDENSED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$286,020	$745,003
Accounts receivable, net of allowance for doubtful accounts of $5,000 in 2008 and 2007	743,763	346,347
Royalty receivable	5,111	15,358
Inventories	845,297	1,636,744
Advances to contract manufacturer	842,401	1,192,584
Prepaid expenses	43,685	169,727

Total current assets	2,766,277	4,105,763
Investment in distributor, at cost	76,319	76,319
Equipment, net of accumulated depreciation of $328,407 as of September 30, 2008 and $284,145 as of December 31, 2007	162,174	220,808
Patents, net of accumulated amortization of $117,367 as of September 30, 2008 and $79,498 as of December 31, 2007	789,340	559,378
Other assets	9,268	27,297

Total assets	$3,803,378	$4,989,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes Payable — Short Term borrowing	200,000	—
Accounts payable	$828,374	$1,855,835
Accrued expenses	372,198	201,103
Deferred compensation payable to officers	22,875	15,833

Total current liabilities	1,423,447	2,072,771

Long-term Liabilities:
Accounts payable-long term	—	443,847
Line of credit-net of discount of $65,324 and $65,371 respectively	1,234,676	934,629

Total long-term liabilities	1,234,676	1,378,476

Commitments and Contingencies
Stockholders’ Equity
Common stock, par value $.001; authorized 50,000,000 shares; 12,302,524 shares issued; 504,639 shares to be issued, and 12,269,191 shares outstanding as of September 30, 2008; 11,787,572 shares issued, 421,306 shares to be issued, and 11,754,239 shares outstanding as of December 31, 2007	12,807	12,210
Additional paid-in capital	59,365,614	58,483,539
Accumulated deficit	(57,321,650)	(56,045,915)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)

Total stockholders’ equity	1,145,255	1,538,318

Total liabilities and stockholders’ equity	$3,803,378	$4,989,565

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Product sales, net	$1,813,103	$1,134,468	$4,741,976	$5,166,832
Royalty income	5,112	28,977	28,282	112,747

Total revenue	1,818,215	1,163,445	4,770,258	5,279,579

Cost of products sold	740,398	631,584	1,798,758	$2,418,068
Royalty expense	—	(1,675)	—	$(3,261)

Total cost of revenue	740,398	629,909	1,798,758	2,414,807

Gross profit	1,077,817	533,536	2,971,500	2,864,772

Selling, general and administrative expenses	1,199,353	1,465,493	4,039,137	5,111,935
Research and development expenses	35,181	45,574	119,500	345,538

Total operating expenses	1,234,534	1,511,067	4,158,637	5,457,473

Loss from operations	(156,717)	(977,531)	(1,187,137)	(2,592,701)

Interest expense	(23,863)	(5,599)	(73,455)	(5,599)
Interest — Amortization of debt issuance	(7,926)	—	(21,622)	—
Interest income	1,773	1,342	6,479	12,477

Net loss applicable to common stockholders	$(186,733)	$(981,788)	$(1,275,735)	$(2,585,823)

Loss per share applicable to common stockholders — basic and diluted	$(0.02)	$(0.08)	$(0.10)	$(0.21)

Weighted average shares outstanding and to be issued — basic and diluted	12,709,260	12,096,518	12,631,311	12,077,642

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2008
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance, January 1, 2008	12,208,878	$12,210	$58,483,539	$(56,045,915)	$(911,516)	$1,538,318
Options issued to employees and consultants	—	—	119,708			119,708
Common stock issued for payment of services to settle accounts payable	156,448	156	262,590			262,746
Common stock issued for payment of consulting services to settle accounts payable	257,188	257	285,842			286,099
Common stock issued for payment of employee compensation	101,316	101	92,443			92,544
Common stock to be issued for settlement of deferred compensation	83,333	83	99,917			100,000
Warrants issued in connection with amendment of Line of Credit			21,575			21,575
Net loss				(1,275,735)		(1,275,735)

Balance, September 30, 2008	12,807,163	$12,807	$59,365,614	$(57,321,650)	$(911,516)	$1,145,255

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,275,735)	$(2,585,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	54,367	85,604
Amortization of patents	37,869	17,136
Amortization of debt discount	21,622	485
Common stock and options issued for compensation, consulting and vendor services	312,252	405,160
Loss on sale/disposal of equipment	2,255	232,259
Bad debt expense	—	69,378
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(397,416)	(317,538)
Decrease in royalty receivable	10,247	31,131
Decrease (Increase) in inventories	791,447	(341,900)
Decrease to advances to contract manufacturer	350,183	57,391
Decrease to prepaid expenses and other current assets	126,042	24,795
Decrease (Increase) in other assets	18,029	(13,289)
(Decrease) Increase in accounts payable (short & long term)	(922,463)	926,493
Increase (Decrease) in accrued expenses	171,095	(133,669)
Increase in deferred compensation	7,042	130,000

Net cash used in operating activities	(693,164)	(1,412,387)

Cash flows from investing activities:
Purchases of property and equipment	(5,738)	(85,254)
Proceeds on sale of equipment	7,750	—
Payment for patents rights	(267,831)	(88,893)

Net cash used in investing activities	(265,819)	(174,147)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	71,201
Notes Payable-Short Term borrowing	200,000	—
Long-term borrowing-other	300,000	400,000

Net cash provided by financing activities	500,000	471,201

NET DECREASE IN CASH AND CASH EQUIVALENTS	(458,983)	(1,115,333)
Cash and cash equivalents at beginning of period	745,003	1,160,116

Cash and cash equivalents at end of period	$286,020	$44,783

Supplemental disclosure of cash flow information:
Interest expense paid in cash	3,000	4,000

Income taxes paid	$4,720	—

Warrants issued in connection with Line of Credit	$21,575	24,557

Stocks issued to employees in lieu of cash compensation	$92,544	44,693

Shares issued to settle accounts payable	$548,845	—

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
In the opinion of Milestone, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone’s financial position as of September 30, 2008 and December 31, 2007 and the results of its operations for the three and nine months ended September 30, 2008 and 2007.
The results reported for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results of operations which may be expected for a full year.
The Company has incurred operating losses and negative cash flows from operating activities since its inception, including a net loss of $1,275,735 and $2,585,823 for the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008, the Company had cash and cash equivalents and working capital of $286,020 and $1,342,830, respectively. Additionally, as discussed in Note 5, on June 28, 2007, the Company secured a revolving line of credit in the aggregate amount of $1,000,000 from a stockholder which line was fully borrowed at December 31, 2007. The Line of Credit was increased by $300,000 to $1,300,000 as of September 30, 2008. All terms and conditions remain unchanged. The Company borrowed $200,000 from the stockholder noted above in July 2008. The borrowing requires a one percent fee at the date of borrowing and an interest rate of six percent per annum, payable at the maturity of the note. The note is due in January 2009 and such amount is included as a current liability in the financial statements at September 30, 2008. The Company is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses; however, the Company does not now have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. However, the internal sales growth targets have been achieved for the first nine months of this year and it is anticipated that the future sales growth targets will be achieved. If the future sales growth targets are not achieved, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products and/or adopt other cost saving measures, any of which might negatively affect the Company’s operating results.
The Company’s recurring losses and negative operating cash flows raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Subsequent to September 30, 2008, the Company borrowed an additional $250,000 from the shareholder noted above with terms and the maturity date the same as the $200,000 noted borrowed in July 2008.
Subsequent to September 30, 2008, the Company acquired additional patent rights with respect to painless anesthetic injections — specifically rights related to controlling the flow rate or pressure used in providing these injections — through the issuance of 260,000 shares of restricted common stock. In connection with this acquisition, Milestone terminated its Declaratory Judgment action against Dr. Hodosh related to claimed infringements of his patent rights and Dr. Hodosh agreed to terminate his existing infringement action against the Company.
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
In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities —Including an amendment of FASB Statement No. 115”. SFAS No.159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No.159 is effective as of the first fiscal year that begins after November 15, 2007. This Standard was adopted as of January 1, 2008, and did not have any impact on Milestone’s results of operations or financial position.
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
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No.160, “Non-controlling Interest in Consolidated Financial Statements — and amendment of ARB No. 51”. SFAS No.160 establishes accounting and reporting standards for non-controlling interests, sometimes called minority interests, the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No.160 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. Milestone is considering the impact of this Statement on its financial statements.
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
In March 2008, the FASB, affirmed the consensus of FASB Staff Position (FSP) Accounting Principles Board Opinion No. 14-1 (APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Milestone is considering the impact of this Statement on its financial statements.
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
Since Milestone had net losses for the three and nine months ended September 30, 2008 and 2007, the assumed effects of the exercise of outstanding stock options and warrants were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options and warrants totaled 3,537,079 at September 30, 2008 and 3,298,413 at September 30, 2007.
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
A summary of option activity for employees under the plans as of September 30, 2008, and changes during the nine months ended is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price	Life (Years)	Value

Outstanding, January 1, 2008	391,334	1.86	2.54	$108,800
Granted	211,666	0.88	4.65	—
Exercised	—	—	—	—
Forfeited or expired	(51,334)	1.19	—	—

Outstanding, September 30, 2008	551,666	1.55	3.52	—

Exercisable, September 30, 2008	360,888	1.85	2.94	—

The weighted average grant date fair value of options granted to employees during the nine months ended September 30, 2008 was $0.88. The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected life three years, volatility of 353% and a risk free interest rate of 2.88%. A six percent rate of forfeitures is assumed in the calculation of the compensation costs for the period.
Milestone recognizes compensation expense on a straight line basis over the requisite service period. During the nine months ended September 30, 2008, Milestone recognized $81,492 of total compensation cost related to options that vested during the period. As of September 30, 2008, there was $130,700 of total unrecognized compensation cost related to non-vested options which Milestone expects to recognize over a weighted average period of one and one half years.
Expected volatilities are based on historical volatility of Milestone’s common stock over a period commensurate with expected term. Milestone uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of the options granted was estimated using the simplified method as the average of the contractual term and vesting term of the option.
As of September 30, 2008, the Fair Market Value of the Company’s stock was less than the exercise price of the options, therefore there is no aggregate intrinsic value calculated.
A summary of option activity for non-employees under the plans as of September 30, 2008 and changes during the nine months ended is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price	Life (Years)	Value

Outstanding, January 1, 2008	639,133	3.15	2.56	$20,667
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(11,666)	—	—	—

Outstanding, September 30, 2008	627,467	3.14	1.86	—

Exercisable, September 30, 2008	564,967	3.29	1.70	—

During the nine months ended September 30, 2008, Milestone recognized $38,216 of expenses related to non-employee options that vested during the year. The total unrecognized compensation cost related to non-vested options was $73,035 as of September 30, 2008.
As of September 30, 2008, the Fair Market Value of the Company’s stock was less than the exercised price of the options, therefore, there was no aggregate intrinsic value calculated.
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
NOTE — 4 CONCENTRATION OF CREDIT RISK
Milestone’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable, and advances to contract manufacturers. Milestone places its cash and cash equivalents with large financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone to credit risk consist principally of trade accounts receivable, as Milestone does not require collateral or other security to support customer receivables, and advances to contract manufacturer. Milestone entered into a purchase agreement, in 2004, with a vendor to supply Milestone with 5,000 units of CompuDent. As part of this agreement, Milestone has a remaining advance of approximately $842,000 with the vendor for purchase of materials at September 30, 2008. The advance will be credited to Milestone as the goods are delivered. Milestone does not believe that significant credit risk exists with respect to this advance to the contract manufacturer at September 30, 2008.
Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management does not believe that significant credit risk exists with respect to accounts receivable at September 30, 2008.
NOTE — 5 LINE OF CREDIT
On June 28, 2007 the Company secured a $1 million line of credit from a stockholder. This borrowing was amended to $1,300,000 as of September 30, 2008 under the same terms and conditions as the original. Borrowings bear interest at 6% per annum, with one year’s interest at 1% payable in advance on each draw. Monies may be drawn by Milestone under the line in multiples of $100,000 upon 5 days written notice to you from either Milestone’s Chief Executive Officer or Chief Financial Officer. Monies under the line in excess of $1,000,000 may be drawn in multiples of $25,000. Borrowings may be prepaid at any time in multiples of $100,000, without penalty. All borrowings and interest thereon must be repaid by June 30, 2010, and after the expiration date of the line, may be repaid by Milestone in cash or, at its option, in shares of common stock valued at the lower of $2.00 per share or 80% of the average closing price of its shares during the 20 trading days ending with December 31, 2008. After December 31, 2008, and before June 30, 2010, the lender may convert all or any part of the then outstanding balance and interest thereon into shares of Common Stock at $4.00 per share. Three year warrants exercisable at $5.00 per share, in an amount determined by dividing 50% of the amount borrowed by $5.00 will be issued on each drawdown. There is no facility fee on the line. The warrants have been valued as of each draw down using the Black-Scholes model and are reflected as a discount against the debt incurred under this line of credit. At September 30, 2008 the remaining balance of Debt Discount was $65,325. The full amount of the line of credit and amendment, $1.3 million, has been drawn at September 30, 2008. Interest expense on this Line of Credit for the three and nine months ended September 30, 2008 is $23,863 and $73,455, respectively. Accrued interest related to this line of credit was $6,000 and $4,000 at September 30 ,2008 and December 31, 2007, respectively. Additionally, the charge for amortization of Debt Discount related to this Line of Credit is $21,622 for the nine month period ended September 30, 2008.
The Company borrowed an additional $200,000 from the stockholder noted above in July 2008. The borrowing requires a one percent fee at the date of borrowing and an interest rate of six percent per annum, payable at the maturity of the note. The note is due in January 2009 and is included as a current liability in the financial statements at September 30, 2008.
Subsequent to September 30, 2008, the Company borrowed an additional $250,000 from the shareholder noted above with the same terms and maturity date as the $200,000 Note from in July 2008.
NOTE — 6 STOCK ISSUANCE
During the nine months ended September 30, 2008, the Company issued 413,636 shares valued at $548,845 to three vendors owed in connection with advertising, warehousing and exhibition facilities and two outside professional organizations.
Subsequent to September 30, 2008, the Company agreed to issue 260,000 shares of restricted common stock for the acquisition of certain patent rights and the resolution of litigation. See Subsequent Events Note.
NOTE — 7 SIGNIFICANT CUSTOMERS
Milestone had net product sales to two customers (distributors) which in the aggregate accounted for approximately 67% and 84% of revenue for three months ended September 30, 2008 and 2007, respectively, and 77% and 74% of revenue for nine months ended September 30, 2008 and 2007, respectively. Milestone had sales to one customer (a worldwide distributor of Milestone’s products based in South Africa) of $916,714 (19%) for the nine months and $335,238 (18%) for the three months ended September 30, 2008. Accounts receivable from these two customers amounted to $504,567 and $390,666 representing 68% and 79% of gross accounts receivable as of September 30, 2008 and December 31, 2007, respectively.
Milestone’s sales by product and by geographical region are as follows:

	Three Months Ended September 30,
	2008	2007
Units	$498,879	$299,019
Handpieces	1,297,654	825,813
Other	16,570	9,636

	$1,813,103	$1,134,468

United States	$1,322,665	$669,158
Canada	111,570	148,978
Other Foreign	378,868	316,332

	$1,813,103	$1,134,468

	Nine Months Ended September 30,
	2008	2007
Units	$1,061,109	$1,873,007
Handpieces	3,735,200	3,184,761
Other	(54,333)	109,064

	$4,741,976	$5,166,832

United States	$3,209,684	$3,968,837
Canada	428,048	148,978
Other Foreign	1,104,244	1,049,017

	$4,741,976	$5,166,832

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
NOTE — 8 COMMITMENTS AND OTHER
Contract Manufacturing Arrangement
Milestone has informal arrangements for the manufacture of its products. CompuDent, STA and CompuMed units are manufactured for Milestone by Tricor Systems, Inc. pursuant to specific purchase orders. The Wand disposable handpiece is manufactured for Milestone in Mexico pursuant to scheduled production requirements. The Wand Handpiece with Needle is supplied to Milestone by the licensee of Milestone’s proprietary consumer dental whitening product, which arranges for its manufacture by manufacturers in China.
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
Other Commitments
Milestone acquired the technology underlying our CoolBlue Professional Whitening and Ionic White Consumer Whitening Products. Under the terms of a licensing agreement with a third party manufacturer, we will receive licensing fees resulting from the sales of the consumer whitening product. Through December 31, 2006, Milestone paid royalties in connection with the tooth whitening products to a purported holder of patent rights therein. Late in 2006 Milestone received a copy of a patent office filing which appeared to show that the purported owner had relinquished rights to the patent on which royalties had been paid. It is possible that, never-the-less, the purported owner may claim continuing rights to receive royalties or that others may claim that payments are owed in connection with Milestone’s prior sales. Milestone has continued to accrue royalties due, $20,565 as of September 30, 2008, but has ceased making cash payments. In 2007, Milestone stopped the sale of this product in the United States and has written off the cost of patents relating to this product.
Loss on Disposal of Fixed Assets.
Milestone recorded a loss on disposal of fixed assets of $2,741 and $232,259 for the three months ended September 30, 2008 and 2007, respectively, and $2,255 and $232,259 for the nine months ended September 30, 2008 and 2007, respectively. The loss on disposal of fixed assets in 2007 represents the write off of net book value of tooling and other assets originally purchased for the cool blue, whitening, safety wand and other products. The amounts noted above are included in the selling, general administrative expenses.
NOTE — 9 SUBSEQUENT EVENTS
The Company borrowed an additional $250,000 from a stockholder in October 2008. The borrowings agreement requires a one percent fee at the date of borrowing and an interest rate of six percent per annum, payable at the maturity of the note. The note is due in January 2009.

Subsequent to September 30, 2008, the Company acquired additional patent rights with respect to painless anesthetic injections — specifically rights related to controlling the flow rate or pressure used in providing these injections — through the issuance of 260,000 shares of restricted common stock. In connection with this acquisition, Milestone terminated its Declaratory Judgment action against Dr. Hodosh related to claimed infringements of his patent rights and Dr. Hodosh agreed to terminate his existing infringement action against the Company.

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
OVERVIEW
     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth in our Form 10-KSB for the year ended December 31, 2007.
     Through strict expense discipline and the implementation of key operational initiatives during the first nine months of 2008, the Company was able to make considerable progress with its efforts to achieve two primary strategic business goals for the year:
•	Optimizing our tactical approach to product sales and marketing in order to materially increase penetration of the global dental and medical markets with our proprietary, patented Computer-Controlled Local Anesthesia Delivery (C-CLAD) solution, the STA System; and

•	Identifying and pursuing strategic collaborations with third parties to jointly develop new products utilizing our CompuFlo pressure force technology for innovative new dental and medical applications.
     In order to succeed in achieving these goals, it is essential that we have the best people possible. In January of 2008, Joseph D’Agostino joined Milestone as our Chief Financial Officer, bringing our Company the skill, talent and experience that are necessary to help us grow and meet critical business plan objectives. Following a nine month performance assessment by the Board of Directors, Mr. D’Agostino was officially named Milestone’s Chief Financial Officer in October of this year.
     The addition of Joseph D’Agostino to the senior management team has served to strongly complement the hiring of Robert Presutti, who joined Milestone as Vice President of Sales and Marketing in September 2007. The Board of Directors installed Joe Martin as our new CEO and Director in December 2007. Joe served as an executive of Bayer for 13 years.
     The new leadership team has devoted a great deal of energy and focus on improving all areas of operations. Milestone has succeeded in cutting its total operating expenses by 24%, from $5,457,473 to $4,158,637, in the first nine months of this year compared to the same nine-month period in 2007. Additionally, the operating losses have been reduced from $2,592,701 to $1,187,137. During the first nine months of this year product inventories were reduced by almost 50%, from $1,636,744 to $845,297. During the same period, accounts payables have been reduced by 55%, from $1,855,835 to $828,374. However, our debt increased by $500,000 during the nine months ended September 30, 2008.
New Messaging Platform
     Milestone has continued to leverage the product and market intelligence we derived from in-depth customer and dental industry surveying that we conducted in late 2007. The insight gained from these studies led management to define and implement a comprehensive new messaging platform for the STA System created to emphasize key benefits that Milestone has discovered is of most value to dental professionals. This refined product messaging was launched in January 2008.
     Based on the fact that Milestone continues to achieve its month-over-month revenue and cash flow objectives in keeping with management’s plan of execution and long term growth strategy, the Company believes its refined product positioning will continue to resonate with dental professionals worldwide, helping to generate increasingly robust sales within our independent distributor network.
Industry Recognition
     A key 2008 event for Milestone was the first International C-CLAD Summit we hosted in New Orleans this past February, where many of the dental industry’s most prominent and respected authorities assembled to review, discuss and explore opportunities for the STA System. A publication summarizing the Summit’s proceedings was issued in early June 2008. Specifically, there was consensus among panel participants agreeing that use of the STA System provides the best way to administer a Palatal Injection and Intraligamentary Injection; agreement that the STA is the instrument of choice to minimize pain disruptive behavior; and unanimous agreement that the STA System should become “the standard of care for administering anesthesia by dental practitioners.”
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
Domestic Dental Distribution Network
     In the second quarter of this year, we turned our attention to expanding Milestone’s global network of dental distributors, with a goal of increasing market awareness and promoting stronger sales growth of the STA System.
     On the domestic front, the Company elected to forego renewing the exclusive marketing and distribution agreement originally signed in early 2007 with Henry Schein, Inc., the largest distributor of healthcare products and services to office-based practitioners in the combined North American and European markets. Rather, the Company granted Schein non-exclusive distribution rights to both markets to sell the STA System and related disposable hand pieces to dental professionals in the United States and Canada; and in June of this year, welcomed Patterson Dental Supply as a non-exclusive distributor, as well. Patterson has the largest direct sales force in the industry, totaling approximately 1,400 sales representatives and equipment/software specialists addressing the needs of the United States and Canadian dental markets.
     On July 16, 2008, Milestone announced that leading independent dental supply companies — Benco Dental, Burkhart Dental, Inc., and Goetze Dental — also joined the Company’s growing domestic distribution network under non-exclusive agreements.
     Founded in 1930, Benco is the largest independently owned dental supply company in the U.S., and one of the nation’s fastest growing dental distributors. Burkhard Dental has thrived and prospered as a family owned and managed dental supply company for 120 years, now serving over 5,000 dental customers in the Western U.S. from offices in Alaska, Colorado, Oregon, Arizona, California, Nevada, Texas, Utah and Washington. Originally established in 1884 as the St. Joseph Drug Company, Goetze Dental has also endured as a family-owned and managed independent dental supplier for five generations. Currently, the Company markets a broad range of leading dental products and services to a customer base comprised of more than 10,000 dental professionals operating primarily in nine U.S. Midwestern states.
     In August 2008, Milestone added Atlanta Dental Supply to its U.S. distribution network. Atlanta Dental is an industry leading employee-owned dental supply and services company based in Duluth, Georgia that has been serving the U.S. Southeast dental community for 140 years.
     We are now actively engaged in training and providing ongoing sales and marketing support to more than 2,450 independent sales representatives serving the U.S. and Canadian markets. As of September 30, 2008, Milestone had completed initial training of approximately 50% of Patterson’s national sales force, as well as a majority of the representatives employed by Benco, Burkhard and Goetze. Training of Atlanta Dental reps commenced in the fourth quarter of 2008.
International Dental Distribution Network

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
     At the FDI Annual World Dental Congress held in Sweden in late September, Unident formally introduced the STA System to the European dental community and enjoyed a strong, favorable response from show attendees.
     For the remainder of the year, the Company will continue to focus on expanding Milestone’s worldwide sales and marketing resources to accelerate STA System sales momentum around the world. Particular emphasis will be on establishing defined distribution channels in Canada and South America. Moreover, we will continue reinforcing and supporting our growing global independent sales and distribution network through training, Milestone-sponsored advertising and marketing campaigns, trade show participation and creative sales incentive programs.
New Product Development and Commercialization
     In keeping with the Company’s stated 2008 goal for leveraging our patented CompuFlo technology in new medical applications, Milestone’s management team has also continued to identify and pursue opportunities to form strategic collaborations in the areas of self-administered drug delivery, arthritic joint pain management and epidurals.
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
     As we progress through to year end, Milestone will maintain our pursuit of CompuFlo-based product development prospects that are deemed the most promising and commercially viable, and offer the greatest potential for allowing us to fully realize our product development and commercialization ambitions.
Segmented Sales Performance
     The following table shows a breakdown of our product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Three Months Ended September 30,
	2008		2007
DOMESTIC
Units	$365,887	27.7%	$112,486	16.8%
Handpieces	942,613	71.3%	545,498	81.5%
Other	14,165	1.0%	11,174	1.7%

Total Domestic	$1,322,665	100.0%	$669,158	100.0%

INTERNATIONAL
Units	$132,992	27.1%	$186,533	40.1%
Handpieces	355,041	72.4%	280,315	60.2%
Other	2,405	0.5%	(1,538)	(0.3)

Total International	$490,438	100.0%	$465,310	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$1,322,665	73.0%	$669,158	59.0%
International	490,438	27.0%	465,310	41.0%

Total Product Sales	$1,813,103	100.0%	$1,134,468	100.0%

	Nine Months Ended September 30,
	2008		2007
DOMESTIC
Units	$621,078	19.4%	$1,595,579	40.2%
Handpieces	2,635,290	82.1%	2,295,735	50.5%
Other	(46,684)	-1.5%	77,523	2.0%

Total Domestic	$3,209,684	100.0%	$3,968,837	100.0%

INTERNATIONAL
Units	$440,031	28.7%	$277,428	23.2%
Handpieces	1,099,910	71.8%	889,026	74.2%
Other	(7,649)	-0.5%	31,541	2.6%

Total International	$1,532,292	100.0%	$1,197,995	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$3,209,684	67.7%	$3,968,837	76.8%
International	1,532,292	32.3%	1,197,995	23.2%

Total Product Sales	$4,741,976	100.0%	$5,166,832	100.0%

     The Company earned gross profits of $1,077,817 and $2,971,500 for the three and nine months ended September 30, 2008, respectively. However, our revenues and related gross profits have not been sufficient to support our overhead, new product introduction and research and development expenses. Although the Company anticipates expending funds for research and development in 2008, these amounts will vary based on the operating results for each quarter. The Company has incurred operating losses and negative cash flows from operating activities since its inception. The Company is actively pursuing the generation of positive cash flows from operating activities through increase in revenue, assessment of current contracts and current negotiations and reduction in operating expenses; however the Company does not have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months.
Technology Rights
     The technology underlying our SafetyWand and CompuFlo technology and an improvement to the controls for CompuDent were developed by our Director of Clinical Affairs and assigned to us. We purchased this technology pursuant to an agreement dated January 1, 2005, for 43,424 shares of restricted common stock and $145,000 in cash, paid on April 1, 2005. In addition, our Director of Clinical Affairs will receive additional deferred contingent payments of 2.5% of our total sales of CompDent and Wand Plus units using some of these technologies, and 5% of our total sales of STA units and handpieces using some of our other technologies. If products produced by third parties use any of these technologies, under a license from Milestone, then he will also receive the corresponding percentage of the consideration received by us for such sale or license.
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
Results of Operations
     The consolidated results of operations for the three months and nine months ended September 30, 2008 compared to the same three month and nine month period in 2007 reflect our focus and development on the STA System delivery system, as well continuing efforts on the CompuFlo technology.
     The following table sets forth for the periods presented statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

	Three Months Ended September 30				Nine Months Ended September 30
	2008		2007		2008		2007

Products sales, net	$1,813,103	100%	$1,134,468	98%	$4,741,976	99%	$5,166,832	98%
Royalty income	5,112	0%	28,977	2%	$28,282	1%	112,747	2%

Total revenue	1,818,215	100%	$1,163,445	100%	4,770,258	100%	$5,279,579	100%

Cost of products sold	740,398	41%	631,584	54%	1,798,758	38%	2,418,068	46%
Royalty expense	—	—	(1,675)	0%	—	—	(3,261)	0%

Total cost of revenue	740,398	41%	629,909	54%	1,798,758	38%	2,414,807	46%

Gross Profit	1,077,817	59%	533,536	46%	2,971,500	62%	2,864,772	54%

Selling, general and administrative expenses	1,199,353	66%	1,465,493	125%	4,039,137	85%	5,111,935	96%
Research and development expenses	35,181	2%	45,574	4%	119,500	3%	345,538	7%

Total operating expenses	1,234,534	68%	1,511,067	109%	4,158,637	88%	5,457,473	98%

Loss from operations	(156,717)	-9%	(977,531)	-84%	(1,187,137)	-25%	(2,592,701)	-49%
Other income — interest & expense	(30,016)	-2%	(4,257)	0%	(88,598)	-2%	6,878	0%

Net loss	$(186,733)	-11%	$(981,788)	-84%	$(1,275,735)	-27%	$(2,585,823)	-49%

Three months ended September 30, 2008 compared to three months ended September 30, 2007
     Total revenues for the three months ended September 30, 2008 and 2007 were $1,818,215 (product sales of $1,813,103 and royalty income of $5,112) and $1,163,445 (product sales of $1,134,468 and royalty income of $28,977), respectively. The total increase in product sales of $678,635, 60%, is a direct result of the continued implementation of the new sales distribution model that began in the second quarter of 2008. The increase in sales volume of domestic units by $253,401, or 225% in 2008 over 2007, was due to the expansion of our distributor network. In the domestic market, handpiece sales increased by $397,115, ($306,216 increase in CompuDent sales, $90,899 increase in STA) or 73%. On the international scene, unit sales decreased in the third quarter of 2008 over 2007 by $53,541 principally due to the decrease in CompuDent units ($103,297). STA unit sales internationally increased by $49,756 or 68%. Internationally, handpiece sales increased. The increase in handpiece sales internationally was $74,726, 27% due to increased sales of CompuDent ($61,289) and STA ($13,437) handpieces.
     Royalty income resulted from granting United Systems Inc. a license to manufacture, market, and sublicense the Ionic White™ to the consumer market. Royalty income for the three months ended September 30, 2008 and 2007, respectively, was $5,112 and $28,977. The decrease of $23,865 or 82 % reflected increased retail competition in this increasingly highly competitive market.
     Cost of products sold for the three months ended September 30, 2008 and 2007 were $740,398 and $631,584 respectively. The $108,814 increase in product cost, or 17% is primarily attributable to an increase in sales volume.

     For the three months ended September 30, 2008, Milestone’s gross profit increased by 102% over the same three month period in 2007, due to product mix, with higher handpiece sales. For the three month period ending September 30, 2008, Milestone generated a gross profit of $1,077,817 or 59% as compared to a gross profit of $533,536 or 46% for the three months ended September 30, 2007. The total dollar increase in gross profit was $544,281 in 2008. Additionally, included in reduced gross profit for the three months ended September 30, 2007, the Company recorded a write-down of slow moving inventory in the aggregate of $112,300. Excluding the write down of slow moving inventory, the gross margin would have been 56% for the three months ended September 31, 2007.
     Selling, general and administrative expenses for the three months ended September 30, 2008 and 2007 were $1,199,353 and $1,465,493 respectively. The $266,140, or 18%, net decrease spanned several key areas of the Company. Marketing expense decreased in 2008 by net $37,000, with an increase of $36,000 in advertising media placement in 2008, offset by a reduction in the 2007 STA launch program of $69,000. General expenses decreased by $257,000, primarily due to a 2007 write-off of molds and tooling ($233,000), that did not occur in 2008. Professional fees (accounting and legal) decreased by $69,000, offset by various increases in several expense items. The Company completed the documentation and testing phase of the system of Internal Control in the first quarter of 2008. Sales expenses increased by $31,535, due to an increase in commissions to an outside sales representative of $114,000, offset by lower commissions to sales personnel and other lower expenses in this category. Salaries for the three months ended September 30, 2008 were relatively consistent as compared to the same period in 2007.
     Research and development expenses for the three months ended September 30, 2008 and 2007 were $35,181 and $45,574, respectively. The decrease of $10,393 was attributable to a reduction in such cost in 2008 after the launch of the STA product in the first quarter of 2007.
     The loss from operations for the three months ended September 30, 2008 and 2007 was $156,717 and $977,531, respectively. The $820,814 or 84% decrease in loss from operations is explained above.
     Interest expense was $23,863 and amortization of debt issuance was $7,926, relating to the line of credit established in June 2007. See Note 5 to the Financial Statements.
     For the reasons explained above, net loss for the three months ended September 30, 2008 was $186,733 as compared to a net loss of $981,788 for the three months ended September 30, 2007. The $795,055, or 81%, decrease in net loss is primarily a result of a significant increase in gross margin dollars and a reduction in selling, general and administrative expenses.
     Working capital as of September 30, 2008 was $1,342,830, a decrease of $144,793 as compared to June 30, 2008. Current assets declined by $226,139 (principally in inventory and advances to a contract manufacturer, offset by an increase in accounts receivable). Current liabilities decreased by $81,346, principally by reducing extended termed accounts payable by payment, offset by an increase of $200,000 in Note Payable- Short Term borrowing, see Note 5.
Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007
     Total revenues for the nine months ended September 30, 2008 and 2007 were $4,770,258 and $5,279,579 respectively. Total revenues decreased by $509,321 or 10%. Contributing to this decrease was STA unit sales of $608,040 and an increase in STA handpiece sales of $181,821. CompuDent unit sales decreased by $203,858 and CompuDent handpiece sales increased $368,618. International revenue increased $334,298 or 28% as compared to the comparable 2007 period. Domestic product revenue decreased $759,152 in 2008 (19%) caused by an inventory buy in by our then exclusive distributor in 2007. The new Distributor Distribution Model initiated in the second quarter of 2008 has modified the purchasing system by our distributors. Distributors are purchasing to fulfill their sales to their customers on a routine basis. Domestic disposable handpiece sales increased by 339,555 or 15% and international disposable handpiece sales increased $210,884 or 24%. The amount of $28,282 is royalty income from granting United Systems Inc. a license to manufacture market and sublicense the Ionic White product to the consumer market. Royalty income declined $84,465 or 75% reflecting retail competition in this increasingly highly competitive market.
     Gross profit for the nine months ended September 30, 2008 and 2007 was $2,971,500 or 62% and $2,864,772 or 54%, respectively. Gross profit dollars in the nine months of 2008 period was increased by $106,728 due to the lack of an inventory write-down in 2008 as compared to 2007. In the period ending September 30, 2007 the Company recorded an inventory write-down aggregating $112,300.
     Selling, general and administrative expenses for the nine months ended September 30, 2008 and 2007 were $4,039,137 and $5,111,935 respectively. The decrease of $1,072,798, or 21%, crossed essentially all business departments. The following discussion highlights the major areas of savings in 2008 (nine months ended) as compared to the same period in 2007. Marketing expense decreased by $171,000 due the reduction in the initial STA launch expense in 2007 ($259,000), offset by increased media advertising ($101,000) focused on refining the Company’s messaging platform for the STA in 2008. General expenses decreased by $920,000 principally in the areas of reduced professional fees ($340,000) based on in house acceptance of certain tasks and lower legal fees. Employment recruiting fees have been reduced by $76,000 due to direct advertising for open positions; bank fees are lower by $43,000, due to our change in business model to a direct distributor business model. Bad debt expense is lower by $69,000, based on lower write-offs of accounts receivable and the Company did not have a loss on disposal of molds and tooling for certain tooth whitening products in 2008 as it did in 2007 ($233,000). Sales expense in 2008 increased by $54,000, principally due to the expense of utilizing an outside sales representative. Salaries for the nine months ended September 2008 increased by $134,000 due the increase of several new positions that did not exist in the same nine month period in 2007.
     Research and development expenses for the nine months ended September 30, 2008 and 2007 were $119,500 and $345,538 respectively. The decreased costs are primarily associated with the development of our STA delivery system product launch in 2007, which is a now complete and continuing effort on the CompuFlo™ technology.
     Interest income of $6,479 was earned for the nine months ended September 30, 2008 compared to $12,477 for the same period in 2007. The decrease of $5,998 or 48% is the result of lower interest rates and lower available excess and invested cash.
     Interest expense for 2008 of $73,455 and amortization of debt issuance of $21,622 related to the Line of Credit established in June 2007. See Note 5 to the Financial Statements
     For the reasons explained above, net loss for the nine months ended September 30, 2008 decreased by $1,310,088 or 51% over the net loss for the nine month period ended September 30, 2007.
     Working capital as of September 30, 2008 was $1,342,830, a decrease of $690,162 as compared to December 31, 2007. Current assets declined by $1,339,486 (principally in cash, accounts receivable, inventory and advances to contract manufacturer). Current liabilities decreased by $649,324, principally by reducing extended termed accounts payable ($1,027,461) by payment, offset by a new Note Payable-Short Term borrowing of $200,000, see Note 5. Long term accounts payable ($443,847) was extinguished through the issuance of common stock in the first quarter of 2008. The source of funds to reduce the accounts payable was through the borrowing by the Company on a Line of Credit; see Note 5 to the Financial Statements. Long termed liabilities increased to $1,300,000 in the third quarter of 2008, as a result of the Company receiving an additional borrowing on the Line of Credit from a shareholder; see Note 5 to the Financial Statements.
Liquidity and Capital Resources
     As of September 30, 2008, we had cash and cash equivalents of $286,020 and working capital of $1,342,830. The working capital decreased by $690,162 from December 31, 2007. Net current assets decreased by approximately $1.3 million, principally in cash, inventories and advances to contract manufacturer, offset by an increase in accounts receivable of $397,416. Current liabilities decreased by net $649,324, principally by a reduction in accounts payable of $1,027,461 offset by an increase in Notes Payable — Short Term of $200,000 (Note 5). The reduction in cash was attributable to the pay down of accounts payable in the nine months ended September 30, 2008. The Company has taken positive steps to reduce inventory levels and will continue this effort in the future. Milestone incurred net losses of $1,275,735 and $2,585,823 and negative cash flows from operating activities of $693,166 and $1,412,387 for the nine months ended September 30, 2008 and 2007, respectively.
     For the nine months ended September 30, 2008, net cash used in operating activities was $693,166. This was attributable primarily to a net loss of $1,275,735 adjusted for noncash items of $428,365, and changes in operating assets and liabilities of $154,206. The increase in noncash items is principally common stock and options issued for employee compensation, consulting and vendor services.
     For the nine months ended September 30, 2008, Milestone used $265,819 in investing activities, primarily attributable to legal fees related to payment for patent rights.
As of September 30, 2008, Milestone recorded on the Balance Sheet a $1.3 million Line of Credit from a stockholder. The full credit line was utilized at September 30, 2008. The Company borrowed $200,000 from the stockholder noted above in July 2008. The borrowings require a one percent fee at the date of borrowing and an interest rate of six percent per annum, payable at the maturity of the note. The note is due in January 2009 and such amount is included as a current liability in the financial statements at September 30, 2008. Subsequent to September 30, 2008, the Company borrowed an additional $250,000 from the shareholder noted above with terms and maturity the same as the $200,000 Note borrowed in July 2008.
     The Company has incurred operating losses and negative cash flows from operating activities since its inception. The Company is actively pursuing the generation of positive cash flows from operating activities through increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses; however, the Company does not have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. However, the internal sales growth targets have been achieved for the first nine months of this year and it is anticipated that future sales growth targets will be achieved. If the future sales growth targets are not achieved, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect the Company’s operating results.
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
Item 4. Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of September 30, 2008 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In October 2008, Milestone announced that it acquired additional patent rights with respect to painless anesthetic injections — specifically rights related to the flow rate or pressure used in providing these injections — through the issuance of 260,000 shares of restricted common stock. In connection with this acquisition, Milestone also agreed to terminate its Declaratory Judgment action against Dr. Milton Hodosh related to claim infringements of his patent rights and Dr. Hodosh agreed to terminate his existing infringement action against the Milestone. Each party is responsible for their own legal fees.
ITEM 1A. RISK FACTORS
     The following factors may affect the growth and profitability of Milestone and should be considered by any prospective purchaser or current holder of Milestone’s securities:
We have no history of profitable operations. Continuing losses could exhaust our capital resources and force us to discontinue operations.
For the nine months ended September 30, 2008 and 2007 our revenues were approximately $4.8 million and $5.3 million respectively. In addition, we have had losses for each year since the commencement of operations, including net losses of approximately $1,275,735 and $2,585,823 for the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008, we had an accumulated deficit of approximately $57.3 million. At September 30, 2008, the Company had cash and cash equivalents $286,020 and working capital of $1,342,830. Additionally, the Company secured a Line of Credit in the aggregate amount of $1.3 million from a stockholder as of September 30, 2008, as discussed in Note 5. The Company borrowed $200,000 from the stockholder noted above in July 2008. The borrowings require a one percent fee at the date of borrowing and an interest rate of six percent per annum, payable at the maturity of the note. The note is due in January 2009 and such amount is included as a current liability in the financial statements at September 30, 2008. In October 2008, subsequent to the Financial Statement date, the Company borrowed an additional $250,000 from the stockholder above. The terms and maturity date of this borrowing is identical to the $200,000 borrowing in July 2008. The Company is actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses; however, the Company does not now have sufficient cash reserves to meet all of its anticipated obligations for the next 12 months. However, the internal sales growth targets have been achieved for the first nine months of this year and it is anticipated that the future sales growth targets will be achieved. If the future sales growth targets are not achieved, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products and/or adopt other cost savings measures , any of which might negatively affect the Company’s operating results.
     The Company’s recurring losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern.
     There are no other changes to our risk factors from those disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
     In the quarter ended September 30, 2008, Milestone issued total 76,528 shares valued at $42,125 as follows:

	Shares	$
Shares issued for Employee Compensation	21,272	$12,125
Shares issued for services	55,256	30,000

	76,528	$42,125
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

Date: November 14, 2008