Form 10-Q
period 2009-03-31
MILESTONE SCIENTIFIC INC/NJ
filed 2009-05-07
CIK 855683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
☐ Yes ☐ No
As of May 5, 2009, the Issuer had a total of 13,095,127 shares of Common Stock, $.001 par value outstanding.

MILESTONE SCIENTIFIC INC

FORWARD-LOOKING STATEMENTS
When used in this Quarterly Report on Form 10-Q, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect Milestone’s future plans of operations, business strategy, results of operations and financial condition. Milestone wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and the actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in Milestone’s reports and registration statements filed with the Securities and Exchange Commission (the “Commission”). Milestone disclaims any intent or obligation to update such forward-looking statements.

MILESTONE SCIENTIFIC INC.
CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$500,668	$743,665
Accounts receivable, net of allowance for doubtful accounts of $5,000 in 2009 and 2008	1,098,529	925,742
Inventories	647,676	719,902
Advances to contract manufacturer	124,950	250,110
Prepaid expenses and other current assets	229,216	218,296

Total current assets	2,601,039	2,857,715
Advances to contract manufacturer	415,780	415,780
Investment in distributor, at cost	76,319	76,319
Furniture, Fixtures & Equipment net of accumulated depreciation of $360,880 as of March 31 ,2009 and $345,377 as of December 31, 2008	167,202	152,574
Patents, net of accumulated amortization of $153,687 as of March 31, 2009 and $135,406 as of December 31, 2008	895,373	901,045
Other assets	7,317	7,317

Total assets	$4,163,030	$4,410,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,077,752	$829,130
Accrued expenses and other payable	332,330	495,897

Total current liabilities	1,410,082	1,325,027

Long-term Liabilities:
Line of credit-net of discount of $43,328 and $50,504, respectively	1,256,672	1,249,496
Notes Payable-net of discount of $13,254 and $13,953, respectively	436,746	436,047

Total long-term liabilities	1,693,418	1,685,543

Commitments and Contingencies
Stockholders’ Equity
Common stock, par value $.001; authorized 50,000,000 shares; 13,023,661 shares issued 566,309 shares to be issued and 12,990,328 shares outstanding as of March 31, 2009; 12,695,685 shares issued, 504,639 shares to be issued, and 12,662,352 shares outstanding as of December 31, 2008	13,589	13,200
Additional paid-in capital	59,752,468	59,531,865
Accumulated deficit	(57,795,011)	(57,233,369)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)

Total stockholders’ equity	1,059,530	1,400,180

Total liabilities and stockholders’ equity	$4,163,030	$4,410,750

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Product sales, net	$2,204,819	$1,387,990
Royalty income	—	14,163

Total revenue	2,204,819	1,402,153

Cost of products sold	916,550	463,924

Total cost of revenue	916,550	463,924

Gross profit	1,288,269	938,229

Selling, general and administrative expenses	1,728,815	1,471,978
Research and development expenses	67,622	48,319

Total operating expenses	1,796,437	1,520,297

Loss from operations	(508,168)	(582,068)

Interest expense	(47,403)	(30,924)
Interest-Amortization of debt issuance	(7,875)	(6,129)
Interest income	1,804	3,236

Net loss applicable to common stockholders	$(561,642)	$(615,885)

Loss per share applicable to common stockholders - basic and diluted	$(0.05)	$(0.05)

Weighted average shares outstanding and to be issued - basic and diluted	12,458,115	12,262,256

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2009
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance, January 1, 2009	13,200,324	$13,200	$59,531,865	$(57,233,369)	$(911,516)	$1,400,180
Options issued to employees and consultants			22,668			22,668
Common stock issued for payment of consulting services to settle accounts payable	74,634	75	41,925			42,000
Common stock to be issued for payment of consulting services to settle accounts payable	16,216	16	5,984			6,000
Common stock issued for payment of employee compensation	253,342	253	125,071			125,324
Common stock to be issued for settlement of deferred compensation	45,454	45	24,955			25,000
Net loss				(561,642)		(561,642)

Balance, March 31, 2009	13,589,970	$13,589	$59,752,468	$(57,795,011)	$(911,516)	$1,059,530

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(561,642)	$(615,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	15,503	18,740
Amortization of patents	18,281	10,943
Amortization of debt discount	7,875	6,129
Common stock and options issued for compensation, consulting and vendor services	220,992	638,960
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(172,787)	1,999
Decrease in royalty receivable	—	1,195
Decrease in inventories	72,226	298,172
Decrease (Increase) to advances to contract manufacturer	125,160	(967)
Increase to prepaid expenses and other current assets	(10,920)	(34,990)
Decrease in other assets	—	2,746
Increase (Decrease) in accounts payable (short & long term)	248,622	(833,380)
(Decrease) Increase in accrued expenses	(163,567)	84,197
Increase in deferred compensation	—	14,543

Net cash used in operating activities	(200,257)	(407,598)

Cash flows from investing activities:
Purchases of property and equipment	(30,131)	(2,931)
Payment for patents rights	(12,609)	(96,758)

Net cash used in investing activities	(42,740)	(99,689)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(242,997)	(507,287)
Cash and cash equivalents at beginning of period	743,665	745,003

Cash and cash equivalents at end of period	$500,668	$237,716

Supplemental disclosure of cash flow information:
Income taxes paid	$3,597	$3,140

Stocks issued to employees in lieu of cash compensation	$125,324	$15,832

Shares issued to settle accounts payable	$42,000	$488,847

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION
Milestone Scientific Inc. (“Milestone” of the “Company”) was incorporated in the State of Delaware in August 1989.
The unaudited financial statements of Milestone have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008 included in Milestone’s Annual Report on Form 10-K. The accounting policies used in preparing these unaudited financial statements are the same as those described in the December 31, 2008 financial statements.
In the opinion of Milestone, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone’s financial position as of March 31, 2009 and December 31, 2008 and the results of its operations for the three months ended March 31, 2009 and 2008.
The results reported for the three months ended March 31, 2009 are not necessarily indicative of the results of operations which may be expected for a full year.
The Company has incurred operating losses and negative cash flows from operating activities since its inception, including a net loss of $561,642 and $615,885 for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, the Company had cash and cash equivalents of $500,668 and working capital of $1,190,957. Additionally, as discussed in Note 5, on June 28, 2007, the Company secured a revolving line of credit in the aggregate amount of $1,000,000 from a stockholder which line was fully borrowed at December 31, 2007. This borrowing was amended to $1,300,000 as of September 30, 2008 under the same terms and conditions as the original. All borrowings and interest thereon must be repaid by June 30, 2010. Additionally, the company borrowed $450,000 in 2008 from the same shareholder, with a due date of January 2009. This additional borrowing was refinanced at December 31, 2008 and the due date was extended to June 30, 2012. The Company, at March 31, 2009, expects to have sufficient cash reserves to meet all of its anticipated obligations through December 31, 2009. Additionally, the Company is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. If the Company is unable to generate positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that additional capital can be raised on terms and conditions satisfactory to the Company, if at all. If additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect the Company’s operating results.
The Company’s recurring losses and negative operating cash flows raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES
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
Royalty income was recognized as earned based on reports received from the licensee and related royalty expense is accrued during the same period.
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
Recent Accounting Pronouncements
EITF Issue No. 08-7, Accounting for Defensive Intangible Assets, issued in November 2007, provides accounting and reporting guidance when an intangible acquired though a business combination or an asset acquisition that an entity does not intend to use but does intend to prevent others from using, commonly called a defensive asset or a locked up asset, because while the asset is not being actively used, it is likely contributing to an increase in the value of the other assets owned by the entity. This issue is effective for intangible assets acquired on or after the beginning of the first annual period beginning on or after December 15, 2008. The Company will determine the impact of this issue in 2009.
EITF Issue No. 07-1, Accounting for Collaborative Agreements, issued in November 2007, defines a Collaborative Arrangement and establishes the reporting requirements for transactions between participants in a collaborative arrangement and between participants in an arrangement with third parties. This issue shall be effective beginning after December 15, 2008 and interim periods within those fiscal years. This Statement does not currently impact the financial statements of the Company.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No.141 (revised), “Summary No. 141 (revised 2007)”. SFAS No.141 (revised) provides for improving the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial reports about a business combination and its effects. SFAS No.141 (revised) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. This statement does not currently impact the financial statements of the Company.
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No.160, “Non-controlling Interest in Consolidated Financial Statements- and amendment of ARB No. 51”. SFAS No.160 establishes accounting and reporting standards for non-controlling interests, sometimes called minority interests, the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No.160 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. This statement does not currently impact the financial statements of the Company.
In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133”. This Statement requires enhanced disclosure about an entity’s derivative and hedging activities. The effective date for this Statement is for financial statements issued for fiscal year and interim periods beginning after November 15, 2008. This Statement does not currently impact the financial statements of the Company.
In May 2008, the FASB issued FSP Accounting Principles Board (APB) Opinion 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1) which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This statement does not currently impact the financial statements of the Company.
In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB N0.60. The Statement requires that an insurance enterprise recognize a claim liability prior to an event of default, when the evidence that credit deterioration has occurred in an insured financial obligation. This Statement is effective for fiscal years beginning after December 15, 2008, and interim periods within the fiscal year. This Statement does not currently impact the financial statements of the Company.
Reclassifications
Certain reclassifications have been made to the 2008 balances to conform to the presentation used in 2009.
NOTE — 2 BASIC AND DILUTED NET LOSS PER COMMON SHARE
Milestone presents “basic” earnings (loss) per common share applicable to common stockholders and, if applicable, “diluted” earnings (loss) per common share applicable to common stockholders pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS 128). Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants were issued during the period.
Since Milestone had net losses for the three months ended March 31, 2009 and 2008, the assumed effects of the exercise of outstanding stock options and warrants were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options and warrants totaled 1,454,666 at March 31, 2009 and 3,343,746 at March 31, 2008.

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
A summary of option activity for employees under the plans as of March 31, 2009, and changes during the three months ended is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price	Life (Years)	Value

Outstanding, January 1, 2009	570,832	$1.51	3.01	$75
Granted	303,056	0.43	4.93	—
Exercised	—	—	—	—
Forfeited or expired	(235,556)	0.64	—	—
Outstanding, March 31, 2009	638,332	1.32	3.12	2,042
Exercisable, March 31, 2009	377,470	1.81	2.24	555
The weighted average grant date fair value of options granted to employees during the three months ended March 31, 2009 was $.41. The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected life five years, volatility of 337% and a risk free interest rate of 1.69%. A six percent rate of forfeitures is assumed in the calculation of the compensation costs for the period.
Milestone recognizes compensation expense on a straight line basis over the requisite service period. During the three months ended March 31, 2009, Milestone recognized a negative $3,230 of total compensation cost related to options that vested during the period due to the forfeiture of 235,556 options, partially expensed in previous periods. As of March 31, 2009, there was $97,427 of total unrecognized compensation cost related to non-vested options which Milestone expects to recognize over a weighted average period of two and three quarter years.
Expected volatilities are based on historical volatility of Milestone’s common stock over a period commensurate with anticipated term. Milestone uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of the options granted was estimated using the simplified method as the average of the contractual term and vesting term of the option.

A summary of option activity for non-employees under the plans as of March 31, 2009, and changes during the three months ended is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price	Life (Years)	Value

Outstanding, January 1, 2009	627,467	3.14	1.61	—
Granted	35,000	0.40	5.00	—
Exercised	—	—	—	—
Forfeited or expired	(101,133)	3.49	—	—
Outstanding, March 31, 2009	561,334	2.91	1.85	—
Exercisable, March 31, 2009	498,834	3.05	1.72	—
During the three months ended March 31, 2009, Milestone recognized $25,898 of expenses related to non-employee options that vested during the year. The total unrecognized compensation cost related to non-vested options was $45,933 as of March 31, 2009.
As of March 31, 2009, the Fair Market Value of the Company’s stock was less than the exercised price of the options, therefore, there was no aggregate intrinsic value calculated.
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
NOTE — 4 CONCENTRATION OF CREDIT RISK
Milestone’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade accounts receivable, and advances to contract manufacturers. Milestone places its cash and cash equivalents with large financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone to credit risk consist principally of trade accounts receivable, as Milestone does not require collateral or other security to support customer receivables, and advances to contract manufacturer. Milestone entered into a purchase agreement in 2004 with a vendor to supply Milestone with 5,000 units of CompuDent. As part of this agreement, Milestone has a remaining advance of approximately $540,730 with the vendor for purchase of materials at March 31, 2009. The advance will be credited to Milestone as the goods are delivered. Milestone does not believe that significant credit risk exists with respect to this advance to the contract manufacturer at March 31, 2009.
Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management does not believe that significant credit risk exists with respect to accounts receivable at March 31, 2009.

NOTE — 5 LINE OF CREDIT AND NOTE PAYABLE
On June 28, 2007 the Company secured a $1 million line of credit from a stockholder. This borrowing was amended to $1,300,000 as of September 30, 2008 under the same terms and conditions as the original. Borrowings bear interest at 6% per annum, with one year’s interest at 1% payable in advance on each draw. Monies may be drawn by Milestone under the line in multiples of $100,000 upon five days written notice to the stockholder from either Milestone’s Chief Executive Officer or Chief Financial Officer. Monies under the line in excess of $1,000,000 may be drawn in multiples of $25,000. Borrowings may be prepaid at any time in multiples of $100,000, without penalty. All borrowings and interest thereon must be repaid by June 30, 2010, and after the expiration date of the line, may be repaid by Milestone in cash or, at its option, in shares of common stock valued at the lower of $2.00 per share or 80% of the average closing price of its shares during the 20 trading days ending with December 31, 2008. At December 31, 2008, the conversion price at 80% of the average closing price of the Company’s stock was $0.26 per share. After December 31, 2008, and before June 30, 2010, the lender may convert all or any part of the then outstanding balance and interest thereon into shares of Common Stock at $4.00 per share. Three year warrants exercisable at $5.00 per share, in an amount determined by dividing 50% of the amount borrowed by $5.00 will be issued on each drawdown. There is no facility fee on the line. The warrants have been valued as of each draw down using the Black-Scholes model and are reflected as a discount against the debt incurred under this line of credit. At March 31, 2009 the remaining balance of Debt Discount was $43,328. The full amount of the line of credit and amendment, $1.3 million, had been drawn at December 31, 2008. The Company borrowed an additional $450,000 from the same shareholder in 2008. The borrowing was originally on short term loan with a maturity date of January 19, 2009. In December 2008, this borrowing was refinanced with the shareholder with a due date of June 30, 2012. The borrowing includes a 12 percent interest rate, interest compounded quarterly, with interest and principle due at the maturity. Further, the note has warrants exercisable for five years at the price of $0.32 per share for 45,000 shares of stock. The warrants were valued using the Black-Scholes model and are reflected as a discount against the debt. At March 31, 2009, the discount was $13,254.
Interest expense on this line of credit and note payable for the three months ended March 31, 2009 and 2008 is $47,403 and $30,923, respectively. Accrued interest related to this line of credit and note payable was $175,467 and $24,948 at March 31, 2009 and March 31, 2008, respectively. The charge for amortization of debt discount related to this line of credit and note payable is $7,875 and $6,129 for the three months ended March 31, 2009 and 2008, respectively.
NOTE — 6 STOCK ISSUANCE
During the three months ended March 31, 2009, the Company issued 74,634 shares of common stock valued at $42,000 to three parties owed in connection with public relations and consulting expenses. Additionally, 253,342 shares of common stock valued at $125,324 were issued for payment of employee compensation and 61,670 shares of common stock valued at $31,000 are to be issued for consulting services and settlement of deferred compensation.
NOTE — 7 SIGNIFICANT CUSTOMERS
Milestone had net product sales to two customers (distributors) which in the aggregate accounted for approximately 70% and 93% of revenue for three months ended March 31, 2009 and 2008, respectively. Milestone had sales to one customer (a worldwide distributor of Milestone’s products based in South Africa) of $484,867 (22%) for the three months ended March 31, 2009. Accounts receivable from these two customers amounted to $780,667 and $336,905 representing 71% and 98% of gross accounts receivable as of March 31, 2009 and March 31, 2008, respectively.
Milestone’s sales by product and by geographical region are as follows:

	Three Months Ended March 31,
	2009	2008
Instruments	$791,952	$219,205
Handpieces	1,395,212	1,151,226
Other	17,655	17,559

	$2,204,819	$1,387,990

United States	$1,478,495	$897,715
Canada	141,279	160,322
Other Foreign	585,045	329,953

	$2,204,819	$1,387,990

In January 2007, Milestone finalized an Exclusive Distribution and Supply Agreement with Henry Schein, Inc. Henry Schein, Inc. serves as the exclusive distributor of STA and CompuDent systems (and ancillary products) in both North America and Canada, for a one year period. In June 2008, Milestone implemented a change to its domestic distribution strategy and signed Henry Schein, Inc. as a non-exclusive distributor of STA and CompuDent systems (and ancillary products) in the United States and Canada. That same month, the Company also signed Patterson Dental Supply as an additional non-exclusive partner to promote sales of our products in the United States and Canada. Early in the third quarter, the Company added four more non-exclusive distributors to our domestic sales network, including Benco Dental, Burkhard Dental, Goetze Dental and Atlanta Dental.
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
NOTE — 8 COMMITMENTS AND OTHER
Contract Manufacturing Arrangement
Milestone has informal arrangements for the manufacture of its products. CompuDent, STA and CompuMed units are manufactured for Milestone by Tricor Systems, Inc. pursuant to specific purchase orders. The Wand disposable handpiece without a needle is manufactured for Milestone in Mexico pursuant to scheduled production requirements. The Wand handpiece (with and without needles) is supplied to Milestone by a product broker that arranges for its manufacture by manufacturers in China.
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
OVERVIEW
During the first quarter of 2009, Milestone remained focused on advancing efforts to achieve its two primary objectives; those being:
•
Optimizing our tactical approach to product sales and marketing in order to materially increase penetration of the global dental and medical markets with our proprietary, patented Computer-Controlled Local Anesthesia Deliver (C-CLAD) solution, the STA Single Tooth Anesthesia System (STA System); and

•	Identifying and pursing strategic collaborations with third parties to jointly develop new products utilizing our patented CompuFlo pressure force technology for novel new medical applications.
STA System Awards — Industry Recognition
Since its market introduction in the spring of 2007, the STA System has received rave reviews and awards from the dental industry. In July 2007, noted industry publication Dentistry Today featured the STA System as one of the “Top 100 Products in 2007,” helping to promote much broader recognition of the instrument and validating the STA System’s value proposition for dentists and patients, alike. In April 2008, Medical Device & Diagnostic Industry magazine distinguished the STA System as a 2008 Medical Design Excellence Award winner in the “Dental Instruments, Equipment and Supplies” product category. Of the 33 products to receive this coveted award, the STA System was one of only two winning products that serve dental practitioners.
In December 2008, the STA System was again recognized as one of the dental industry’s best technological innovations, winning a “Townie Choice Award” from Dentaltown Magazine in the category “Anesthetics: Technique System”. This marked the second consecutive year that Milestone won a “Townie Choice Award” — in 2007, the Company won the same award for its CompuDent/The Wand. Also in December 2008, Milestone’s STA System was named as a Dental Products Report “Top 100 2008 Product of Distinction. Each year, DPR spotlights the year’s Top 100 products. Of these 100 products, 50 are the ones most often inquired about by DPR’s readers via an online and Product Information Card reader service program. The other 50 represent “New Classics,” which recognize both old and newer products and categories chosen by DPR’s editorial staff for their “perceived impact on driving innovation or helping to establish a new, higher standard of care for patients.” The STA System was recognized as a “New Classic” in the Technology category.
Second Annual Symposium on C-CLAD
In addition to winning noted acclaim among leading dental publications, our award winning STA System has also been gaining the support of many of the world’s leading dental practitioners and key opinion leaders. In February 2008, we hosted the First International C-CLAD Symposium in New Orleans, welcoming a distinguished panel of dental experts who gathered to discuss advancements in the scientific and clinical practice communities toward the common goal of advancing the science, knowledge and art of C-CLAD in dentistry. The forum yielded a number of exciting ideas on how Milestone can integrate the STA System not only into dental school curricula, but also extend messaging regarding its many unique benefits to the dental community and patients, alike.

On May 1-3, 2009, Milestone will be hosting the 2nd Annual Symposium on C-CLAD in Amelia Island, Florida. Stanley Malamed, DDS, Professor of Anesthesia & Medicine at the University of Southern California, School of Dentistry, will again serve as Chairman of the invitational event. With attendance expected to be triple that of 2008, this year’s Symposium will cover a broad range of C-CLAD-related topics including:
•	The History of C-CLAD
•	Treating with Connection
•	Heart Rate Study
•	STA Compassionate Care in the 21st Century
•	Injection Advances and Challenges
•	Physiologic and Clinical Characteristics of PDL Anesthesia Delivered by a High Pressure Syringe and a Computerized Device
•	The STA for Tots and Teens
•	Computerized Local Anesthesia in Dentistry: A Review
•	Today’s Technology
•	Managing a Successful Dental Practice: Why People Keep Coming Back
•	STA - The Dental School’s Perspective
•	Futuristic Vistas: The Dentist/Hygienist Partnership
STA System Growth
Since its market introduction in early 2007, the STA System has been used to deliver tens of millions of safe, effective and comfortable injections. The instrument has also been favorably evaluated in numerous peer-reviewed, published clinical studies and associated articles. Moreover, there appears to be a growing consensus among users that the STA System is proving to be a valuable and beneficial instrument that is positively impacting the practice of dentistry worldwide. The utility and value of the STA System is perhaps best summarized by Dr. Joe Blaes, who wrote in the December 2008 edition of Dental Economics, “I tried the STA System and my patients absolutely love it. This is a no brainer — go get one ASAP!”
Global Distribution Network
The STA System and related handpieces are marketed to the dental industry in the United States and Canada by many of the nation’s leading dental supply companies including Henry Schein, Inc., Patterson Dental Supply, Benco Dental, Burhart Dental, Goetze Dental, and Atlanta Dental. Collectively, our network has more than 2,450 independent sales representatives trained to sell the STA System and related handpieces to dentists throughout the United States and Canada.
On the global front, we also have granted exclusive marketing and distribution rights for the STA System to select dental suppliers in various international regions. They include Istrodent in South Africa and Unident in the Scandinavian countries of Denmark, Sweden, Norway and Iceland.
Subsequent to the quarter ending March 31, 2009, the Company signed an Exclusive Distribution and Marketing Agreement with China National Medicines Corporation d/b/a Sinopharm. Sinopharm is China’s largest domestic manufacturer, distributor and marketer of pharmaceuticals and importer of medical devices and the country’s largest domestic distributor of dental anesthetic carpules to the Chinese dental industry.
As a result of growing market awareness and appreciation of the STA System, coupled with our active marketing efforts, sales of the instrument (and related handpieces) yielded four consecutive quarters of growth in 2008. In the first quarter of this year, we saw no indication that this trend is slowing or reversing. Conversely, sales of the STA System and handpieces helped increase total revenues 59% during the three months ended March 31, 2009, when compared to the same three month period in the prior year. As we progress through 2009, we plan to expand Milestone’s worldwide sales and marketing resources to accelerate our revenue growth. Particular emphasis will be placed on strengthening distribution channels in Europe.

Segmented Sales Performance
The following table shows a breakdown of our product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Three Months Ended March 31,
	2009		2008
DOMESTIC
Instruments	$526,413	35.6%	$81,144	9.0%
Handpieces	931,810	63.0%	799,744	89.1%
Other	20,272	1.4%	16,827	1.9%

Total Domestic	$1,478,495	100.0%	$897,715	100.0%

INTERNATIONAL
Instruments	$265,539	36.6%	$138,061	28.2%
Handpieces	463,402	63.8%	351,482	71.7%
Other	(2,617)	-0.4%	732	0.1%

Total International	$726,324	100.0%	$490,275	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$1,478,495	67.1%	$897,715	64.7%
International	726,324	32.9%	490,275	35.3%

Total Product Sales	$2,204,819	100.0%	$1,387,990	100.0%

The Company earned gross profits of 58% and 67% in for the three months ended March 31, 2009 and 2008, respectively. However, our revenues and related gross profits have not been sufficient to support our overhead, new product introduction and research and development expenses. Although the Company anticipates expending funds for research and development in 2009, these amounts will vary based on the operating results for each quarter. The Company has incurred operating losses and negative cash flows from operating activities since its inception. The Company is actively pursuing the generation of positive cash flows from operating activities through increase in revenue, assessment of current contracts and current negotiations and reduction in operating expenses. The Company, at March 31, 2009, expects to have sufficient cash reserves to meet all of its anticipated obligations through December 31, 2009.
New Product Development and Commercialization
In keeping with the Company’s stated goal for leveraging our patented CompuFlo technology in new medical applications, Milestone’s management team has also continued to identify and pursue opportunities to form strategic collaborations in the areas of self-administered drug delivery, injections for osteoarthritis pain management and epidurals. The response to Milestone’s proprietary technology with whom Milestone has engaged in meaningful teaming discussions has continued to be encouraging. Throughout 2008, the Company met with healthcare companies who expressed interest in potential applications of the CompuFlo technology. As Milestone progresses through 2009, the Company will maintain its pursuit of CompuFlo-based product development prospects that are deemed the most promising and commercially viable, and offer the greatest potential for allowing Milestone to fully realize the product development and commercialization opportunities.
Executive Management Change
On March 27, 2009, we accepted the resignation of our Chief Executive Officer, who chose to leave Milestone to pursue a new career opportunity. Our Chairman of the Board has temporarily assumed the post of interim Chief Executive Officer and will remain as such until a suitable replacement has been identified and appointed by our Board of Directors.
Technology Rights
The technology underlying our SafetyWand and CompuFlo technology and an improvement to the controls for CompuDent were developed by our Director of Clinical Affairs and assigned to us. We purchased this technology pursuant to an agreement dated January 1, 2005, for 43,424 shares of restricted common stock and $145,000 in cash, paid on April 1, 2005. In addition, our Director of Clinical Affairs will receive additional deferred contingent payments of 2.5% of our total sales of CompuDent and Wand Plus units using some of these technologies, and 5% of our total sales of STA units and handpieces using some of our other technologies. If products produced by third parties use any of these technologies, under a license from Milestone, then he will also receive the corresponding percentage of the consideration received by us for such sale or license.

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
Inventories
Inventory costing, obsolescence and physical control are significantly important to the on-going operation of the business. Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded if required based on past and expected future sales.
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
Results of Operations
The consolidated results of operations for the three months ended March 31, 2009 compared to the same three month period in 2008 reflect our focus and development on the STA System , as well as continuing efforts on identifying collaborative partners for new product development utilizing our CompuFlo technology.

The following table sets forth for the periods presented statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

	Three Months Ended March 31
	2009		2008

Products sales, net	$2,204,819	100%	$1,387,990	99%
Royalty income	—	0%	14,163	1%

Total revenue	2,204,819	100%	1,402,153	100%

Cost of products sold	916,550	42%	463,924	33%

Gross Profit	1,288,269	58%	938,229	67%

Selling, general and administrative expenses	1,728,815	78%	1,471,978	105%
Research and development expenses	67,622	3%	48,319	3%

Total operating expenses	1,796,437	81%	1,520,297	108%

Loss from operations	(508,168)	-23%	(582,068)	-42%
Other income — interest & expense	(53,474)	-2%	(33,817)	-2%

Net loss	$(561,642)	-25%	(615,885)	-44%

Three months ended March 31, 2009 compared to three months ended March 31, 2008
Total revenues for the three months ended March 31, 2009 and 2008 were $2,204,819 and $1,402,153, respectively. The total increase in product sales of $816,829 or 58.8%, in 2009 over 2008 is primarily the result of the continued STA product growth. Domestic STA unit sales increased $472,094 in 2009 over 2008. This dramatic increase is due to a lack of sales by our exclusive distributor in the first quarter of 2008. The exclusive distributor arrangement was terminated in the second quarter of 2008 and a non exclusive arrangement was implemented with several distributors in the second quarter of 2008. In the domestic market, handpiece sales were higher, increasing by $132,066 or 16.5%. On the international front, unit sales increased in the first quarter of 2009 over 2008 by $127,478 or 92.3% principally due to increased market penetration for the STA System. Internationally, handpieces also increased rising $111,920, 24.2% due to an increase in both STA and CompuDent handpieces.
Cost of products sold for the three months ended March 31, 2009 and 2008 were $916,550 and $463,924, respectively. The $452,626 or 97.6% increase is primarily attributable to an increase in sales volume.
For the three months ended March 31, 2009, Milestone generated a gross profit of $1,288,269 or 58% as compared to a gross profit of $938,229 or 67% for the three months ended March 31, 2008. The decrease in gross profit percentage is due to the decrease in the selling price of STA in the second quarter of 2008. The total increase in gross profit dollars of $350,040 is due to an increase in sales volume.
Selling, general and administrative expenses for the three months ended March 31, 2009 and 2008 were $1,728,815 and $1,471,978, respectively. The $256,837, or 17.4%, net increase is described in the following sections of this report. Although the Company continues to reduce expenses, the 2009 first quarter increase was due to higher expenses relating to promoting continued sales growth. Marketing expenses increased by $286,439, principally due to increased media placement (approximately $76,000), attendance at trade shows and various sales promotions. Sales expenses increased by $63,853 as the Company increased field sales personnel and increased participation and presence at trade shows. Additionally, third party sales representative commissions increased by $21,023, based on increased domestic sales of the STA Systems and related handpieces. Other variable sales expenses for the STA System and handpieces increased in the first quarter of 2009 due to higher royalty payments ($34,968) and increased international selling participation costs of approximately $21,000. On the positive side of the ledger, professional accounting services decreased by $92,419 in the first quarter of 2009 over the same period in 2008, due to completion of the Sarbanes Oxley initiative and lower audit fees. There was a decrease in consulting services of $57,056.
Research and development expenses for the three months ended March 31, 2009 and 2008 were $67,622 and $48,319, respectively. The increase of $19,303 was attributable to a research project and product life testing incurred the first quarter of 2009.

The loss from operations for the three months ended March 31, 2009 and 2008 was $508,168 and $582,068, respectively. The $73,900 or 12.7% decrease in loss from operations is explained above.
Interest income of $1,804 was earned for the three months ended March 31, 2009 compared with $3,236 for the same period in 2008. Interest income declined due to lower cash balances and lower interest rates.
Interest expense was $47,403 and amortization of debt issuance was $7,875 relating to the line of credit and long term note payable for the first quarter of 2009 compared to interest expense of $30,924 and amortization of debt issuance expense of $6,129 for the same quarter in 2008.
For the reasons explained above, net loss for the three months ended March 31, 2009 was $561,642 as compared to a net loss of $615,885 for the three months ended March 31, 2008. The $54,243 or 8.8% decrease in net loss is primarily a result of the increase in sales and gross margin dollars, partially offset by one time increases in market consulting costs and a decrease in other selling, general and administrative expenses.
Liquidity and Capital Resources
As of March 31, 2009, we had cash and cash equivalents of $500,668 and working capital of $1,190,957. Milestone incurred net losses of $561,642 and $615,885 and negative cash flows from operating activities of $200,257 and $407,598 for the three months ended March 31, 2009 and 2008, respectively.
For the three months ended March 31, 2009, our net cash used in operating activities was $200,257. This was attributable primarily to a net loss of $561,642 adjusted for noncash items of $262,651 and changes in operating assets and liabilities of $98,734, principally common stock and options issued for compensation, consulting and vendor services.
For the three months ended March 31, 2009, Milestone used $42,740 in investing activities. This was primarily attributable to $12,609 of legal fees related to new patent application. Capital expenditures of $30,131 were primarily for the purchase of STA trade show booths.
As of March 31, 2009, Milestone had recorded on the Balance Sheet a $1.3 million line of credit from a stockholder, originally issued in June 2007. Additionally, the Company has recorded a long term note payable of $450,000 from the same stockholder. Both of these loans were outstanding at March 31, 2009.
The Company has incurred operating losses and negative cash flows from operating activities since its inception. The Company is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. The Company, at March 31, 2009, expects to have sufficient cash reserves to meet all of its anticipated obligations through December 31, 2009. If the Company is unable to generate positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that traditional capital can be raised on terms and conditions satisfactory to the Company. If additional capital is required and cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect the Company’s operating results.
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

Item 4. Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of March 31, 2009 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
NONE
ITEM 1A. RISK FACTORS
The following factors may affect the growth and profitability of Milestone and should be considered by any prospective purchaser or current holder of Milestone’s securities:
We have no history of profitable operations. Continuing losses could exhaust our capital resources and force us to discontinue operations.
For the three months ended March 31, 2009 and 2008 our revenues were approximately $2.2 million and $1.4 million respectively. In addition, we have had losses for each year since the commencement of operations, including net losses of approximately $562,000 and $616,000 for 2009 and 2008, respectively. At March 31, 2009, we had an accumulated deficit of approximately $57.8 million. At March 31, 2009, the Company had cash and cash equivalents $500,668 and working capital of $1,190,957. Additionally, the Company secured a line of credit in the aggregate amount $1.0 million from a stockholder which line was fully borrowed at December 31, 2007, as discussed in Note 5. This borrowing was amended to $1,300,000 as of September 30, 2008 under the same terms and conditions as the original. All borrowings and interest thereon must be repaid by June 30, 2010. Additionally, the Company borrowed $450,000 in 2008 from the same shareholder, with a due date of January 2009. This additional borrowing was refinanced at December 31, 2008 and the due date was extended to June 30, 2012. The Company, at March 31, 2009, expects to have sufficient cash reserves to meet all of its anticipated obligations through December 31, 2009. Additionally, the Company is actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. If the Company is unable to generate positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that additional capital can be raised on the terms and conditions satisfactory to the Company if at all. If additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost savings measures, any of which might negatively affect the Company’s operating results.
The Company’s recurring losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern.
There are no other changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
In the quarter ended March 31, 2009, Milestone issued total 327,976 shares valued at $167,324 as follows:

	Shares	$
Shares issued for Employee Compensation	253,342	$125,324
Shares issued for services	74,634	42,000

	327,976	$167,324
Additionally, in the quarter ending March 31, 2009, shares to be issued was increased by 45,454 shares of common stock (valued at $25,000) in settlement of deferred compensation with an officer of the Company. An additional 16,216 shares valued at $6,000 will be issued in April 2009 to a service provider of the Company.
In the quarter ending March 31, 2008, Milestone issued a total of 331,542 shares valued at $504,679.
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

MILESTONE SCIENTIFIC INC.
/s/ Leonard Osser
Leonard Osser
Interim Chief Executive Officer

/s/ Joseph D’Agostino
Joseph D’Agostino
Chief Financial Officer
Date: May 7, 2009

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