Form 10-Q
period 2009-06-30
MILESTONE SCIENTIFIC INC/NJ
filed 2009-08-07
CIK 855683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 5, 2009, the Issuer had a total of 13,417,574 shares of Common Stock, $.001 par value outstanding.

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

MILESTONE SCIENTIFIC INC.
CONDENSED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$498,576	$743,665
Accounts receivable, net of allowance for doubtful accounts of $5,000 in 2009 and 2008	797,620	925,742
Inventories	632,625	719,902
Advances to contract manufacturer	124,950	250,110
Prepaid expenses and other current assets	105,509	218,296

Total current assets	2,159,280	2,857,715
Advances to contract manufacturer	400,735	415,780
Investment in distributor, at cost	76,319	76,319
Furniture, Fixtures & Equipment net of accumulated depreciation of $373,570 as of June 30 ,2009 and $345,377 as of December 31, 2008	154,511	152,574
Patents, net of accumulated amortization of $172,449 as of June 30, 2009 and $135,406 as of December 31, 2008	908,571	901,045
Other assets	15,874	7,317

Total assets	$3,715,290	$4,410,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,008,710	$829,130
Accrued expenses and other payable	461,108	495,897
Line of credit-net of discount of $36,152	1,263,848	—

Total current liabilities	2,733,666	1,325,027

Long-term Liabilities:
Line of credit-net of discount of $52,530	—	1,247,470
Notes Payable-net of discount of $12,555 and $11,927, respectively	437,445	438,073

Total long-term liabilities	437,445	1,685,543

Commitments and Contingencies
Stockholders’ Equity
Common stock, par value $.001; authorized 50,000,000 shares; 13,117,574 shares issued 550,093 shares to be issued and 13,084,241 shares outstanding as of June 30, 2009; 12,695,685 shares issued, 504,639 shares to be issued, and 12,662,352 shares outstanding as of December 31, 2008	13,667	13,200
Additional paid-in capital	59,893,580	59,531,865
Accumulated deficit	(58,451,552)	(57,233,369)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)

Total stockholders’ equity	544,179	1,400,180

Total liabilities and stockholders’ equity	$3,715,290	$4,410,750

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Product sales, net	2,036,902	1,540,883	$4,241,721	$2,928,873
Royalty income	—	9,007	—	23,170

Total revenue	2,036,902	1,549,890	4,241,721	2,952,043

Cost of products sold	862,741	594,437	1,779,291	1,058,361

Total cost of revenue	862,741	594,437	1,779,291	1,058,361

Gross profit	1,174,161	955,453	2,462,430	1,893,682

Selling, general and administrative expenses	1,753,237	1,367,807	3,482,052	2,839,784
Research and development expenses	32,347	36,000	99,969	84,319

Total operating expenses	1,785,584	1,403,807	3,582,021	2,924,103

Loss from operations	(611,423)	(448,354)	(1,119,591)	(1,030,421)

Interest expense	(37,986)	(18,668)	(85,389)	(49,592)
Interest-Amortization of debt issuance	(7,875)	(7,567)	(15,750)	(13,696)
Interest income	742	1,471	2,547	4,707

Net loss applicable to common stockholders	(656,542)	(473,118)	$(1,218,183)	$(1,089,002)

Loss per share applicable to common stockholders – basic and diluted	$(0.05)	$(0.04)	$(0.09)	$(0.09)

Weighted average shares outstanding and to be issued – basic and diluted	13,062,102	12,228,792	12,965,658	12,370,659

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2009
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance, January 1, 2009	13,200,324	$13,200	$59,531,865	$(57,233,369)	$(911,516)	$1,400,180
Options issued to employees and consultants			108,357			108,357
Common stock issued for payment of consulting services to settle accounts payable	137,297	137	65,863			66,000
Common stock issued for payment of employee compensation	284,592	285	137,540			137,825
Common stock to be issued for settlement of deferred compensation	45,454	45	24,955			25,000
Proceeds on the sale of stock option agreement			25,000			25,000
Net loss				(1,218,183)		(1,218,183)

Balance, June 30, 2009	13,667,667	$13,667	$59,893,580	$(58,451,552)	$(911,516)	$544,179

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,218,183)	$(1,089,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	28,193	37,214
Amortization of patents	37,043	23,588
Amortization of debt discount	15,750	13,696
Common stock and options issued for compensation, consulting and vendor services	337,182	267,232
Loss on sale/disposal of equipment	—	4,996
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	128,122	(217,739)
Decrease in royalty receivable	—	6,352
Decrease in inventories	87,277	548,345
Decrease to advances to contract manufacturer	140,205	215,151
Decrease to prepaid expenses and other current assets	112,787	76,878
(Increase) Decrease in other assets	(8,557)	17,216
Increase (Decrease) in accounts payable	179,580	(560,010)
(Decrease) Increase in accrued expenses	(34,790)	63,071
Increase in deferred compensation	—	3,959

Net cash used in operating activities	(195,391)	(589,053)

Cash flows from investing activities:
Purchases of property and equipment	(30,130)	(4,296)
Proceeds on sale of equipment	—	7,749
Payment for patents rights	(44,568)	(198,760)

Net cash used in investing activities	(74,698)	(195,307)

Cash flows from financing activities:
Line of credit borrowing		300,000
Proceeds from sale of stock options	25,000	—

Net cash provided by financing activities	25,000	300,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(245,089)	(484,360)
Cash and cash equivalents at beginning of period	743,665	745,003

Cash and cash equivalents at end of period	$498,576	$260,643

Supplemental disclosure of cash flow information:
Income taxes paid	$5,821	$3,140

Stocks issued to employees in lieu of cash compensation	$134,825	$15,832

Warrants issued in connection with line of credit	$—	$21,575

Shares issued to settle accounts payable	$66,000	$518,845

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
In the opinion of Milestone, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone’s financial position as of June 30, 2009 and December 31, 2008 and the results of its operations for the six months ended June 30, 2009 and 2008.
The results reported for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations which may be expected for a full year.
The Company has incurred operating losses and negative cash flows from operating activities since its inception, including a net loss of $1,218,183 and $1,089,002 for the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009, the Company had cash and cash equivalents of $498,576 and negative working capital of $574,386. The working capital is negative by the inclusion in current liabilities as of June 30, 2009, of the $1,300,000 line of credit, due on June 30, 2010. As discussed in Note 5, the Company secured a revolving line of credit in the aggregate amount of $1.3 million from a stockholder which line was fully borrowed at December 31, 2008. All borrowings and interest thereon must be repaid by June 30, 2010, and after the expiration date of the line, may be repaid by Milestone in cash or, or at its option, in shares of common stock. As mentioned above, this borrowing is classified as a current liability as of June 30, 2009. Additionally, the Company borrowed $450,000 in 2008 from the same shareholder, with a due date of January 2009. This additional borrowing was refinanced at December 31, 2008 and the due date was extended to June 30, 2012 (as discussed in Note 5). The Company, at June 30, 2009, expects to have sufficient cash reserves to meet all of its anticipated obligations through December 31, 2009. Additionally, the Company is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. If the Company is unable to generate positive cash flows from its operating activities, it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that additional capital can be raised on terms and conditions satisfactory to the Company, if at all. If additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect the Company’s operating results.
The Company’s recurring losses and negative operating cash flows raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES
Cash and Cash Equivalents
Milestone considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Inventories
Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market.
Patents
Patents are recorded at actual cost to prepare and file the applicable documents with the United States Patent Office, or internationally with the applicable governmental office in the respective country. Although certain patents have not yet been approved, the costs related to these patents are being amortized using the straight-line method over the estimated useful life of the patent. If the applicable patent application is ultimately rejected, the remaining unamortized balance will be expensed in the period in which the Company receives a notice of such rejection. Patent applications filed and patents obtained in foreign countries are subject to the laws and procedures that differ from those in the United States. Patent protection in foreign countries may be different from patent protection under United States laws and may not be favorable to the Company. The Company also attempts to protect our proprietary information through the use of confidentiality agreements limiting access to our facilities. There can be no assurance that our program of patents, confidentiality agreements and restricted access to our facilities will be sufficient to protect our proprietary technology.
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
Royalty income was recognized as earned based on reports received from the licensee, and related royalty expense is accrued during the same period.
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
Recent Accounting Pronouncements
Emerging Issues Task Force (“EITF”) Issue No. 08-7, Accounting for Defensive Intangible Assets, issued in November 2007, provides accounting and reporting guidance when an intangible acquired though a business combination or an asset acquisition that an entity does not intend to use but does intend to prevent others from using, commonly called a defensive asset or a locked up asset, because while the asset is not being actively used, it is likely contributing to an increase in the value of the other assets owned by the entity. This issue is effective for intangible assets acquired on or after the beginning of the first annual period beginning on or after December 15, 2008. This Statement does not currently impact the financial statements of the Company.

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
In December 2007, the FASB issued SFAS No.160, “Non-controlling Interest in Consolidated Financial Statements- and amendment of ARB No. 51”. SFAS No.160 establishes accounting and reporting standards for non-controlling interests, sometimes called minority interests, the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No.160 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. This statement does not currently impact the financial statements of the Company.
In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133”. This Statement requires enhanced disclosure about an entity’s derivative and hedging activities. The effective date for this Statement is for financial statements issued for fiscal year and interim periods beginning after November 15, 2008. This Statement does not currently impact the financial statements of the Company.
In May 2008, the FASB issued FSP Accounting Principles Board (APB) Opinion 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1) which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This statement does not currently impact the financial statements of the Company.
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB No.60”. The Statement requires that an insurance enterprise recognize a claim liability prior to an event of default, when the evidence that credit deterioration has occurred in an insured financial obligation. This Statement is effective for fiscal years beginning after December 15, 2008, and interim periods within the fiscal year. This Statement does not currently impact the financial statements of the Company.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” — a statement that requires disclosure of events that occur after the balance sheet date, but before the financial statements are issued. The effective date of this statement is for interim or annual financial periods after June 15, 2009. This Statement does impact and is adopted by the Company as of the effective date of the statement.
The FASB issued Statement No.166, — Accounting for Transfers of Financial Assets — an amendment of FASB No. 140 in June 2009. The purpose of this statement was to address practices that developed subsequent to the issuance of SFAS No. 140, that were not consistent with the intent or key requirements of that statement. This statement must be applied as of the beginning of each entity’s first annual reporting period that begins after November 15, 2009. This Statement does not currently impact the financial statements of the Company.
Statement No.167 — Amendment to FASB Interpretation No.46(R) was issued in June 2009 by the Financial Accounting Standards Board. The purpose is to improve financial reporting by enterprises involved with variable interest entities. The statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. This Statement does not currently impact the financial statements of the Company.

Reclassifications
Certain reclassifications have been made to the 2008 balances to conform to the presentation used in 2009. These reclassification had no effect on operating results previously reported.
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
Since Milestone had net losses for the three and six months ended June 30, 2009 and 2008, the assumed effects of the exercise of outstanding stock options and warrants were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options and warrants totaled 1,295,331 at June 30, 2009 and 3,535,412 at June 30, 2008. The major reduction in the total outstanding options and warrants is due to the expiration of 2,182,946 of warrants in the first and second quarter of 2009. Outstanding warrants totaled 175,000 at June 30, 2009 and 2,357,946 at June 30, 2008.
NOTE — 3 STOCK OPTION PLANS
Effective January 1, 2006, Milestone adopted SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (SFAS No. 123R), under the modified-prospective transition method whereby prior periods will not be restated for comparability. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations over the service period, as an operating expense, based on the grant-date fair values. Pro-forma disclosure is no longer an alternative. As a result of adopting SFAS No. 123R, Milestone recognizes as compensation expense in its financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. Prior to the adoption of SFAS No. 123R, Milestone accounted for its stock option plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25.
A summary of option activity for employees under the plans as of June 30, 2009, and changes during the six months ended is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price	Life (Years)	Value

Outstanding, January 1, 2009	570,832	$1.51	3.01	$75
Granted	403,056	0.55	4.74	—
Exercised	—	—	—	—
Forfeited or expired	(263,556)	4.40	—	—
Outstanding, June 30, 2009	710,332	1.09	3.27	26,292
Exercisable, June 30, 2009	442,248	0.64	2.63	1,389
The weighted average grant date fair value of options granted to employees during the six months ended June 30, 2009 was $0.46. The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected life five years, volatility of 301% and a risk free interest rate of 1.20%. A six percent rate of forfeitures is assumed in the calculation of the compensation costs for the period.
Milestone recognizes compensation expense on a straight line basis over the requisite service period. During the six months ended June 30, 2009, Milestone recognized $46,222 of total compensation cost related to options that vested during the period. As of June 30, 2009, there was $99,819 of total unrecognized compensation cost related to non-vested options which Milestone expects to recognize over a weighted average period of three and one quarter years.

The expected volatilities are based on historical volatility of Milestone’s common stock over a period commensurate with anticipated term. Milestone uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of the options granted was estimated using the simplified method as the average of the contractual term and vesting term of the option.
A summary of option activity for non-employees under the plans as of June 30, 2009, and changes during the six months ended is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price	Life (Years)	Value

Outstanding, January 1, 2009	627,467	3.14	1.61	—
Granted	135,000	0.25	3.30	35,250
Exercised	—	—	—	—
Forfeited or expired	(352,468)	3.44	—	—
Outstanding, June 30, 2009	409,999	1.94	2.98	35,250
Exercisable, June 30, 2009	347,499	1.89	3.05	35,250
During the six months ended June 30, 2009, Milestone recognized $62,136 of expenses related to non-employee options that vested during the period. The total unrecognized compensation cost related to non-vested options was $32,382 as of June 30, 2009.
In accordance with the provisions of SFAS No.123R, all other issuances of common stock, stock options or other equity instruments to non-employees as consideration for goods or services received by Milestone are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options or similar equity instruments issued is estimated based on the Black-Scholes option-pricing model, which meets the criteria set forth in SFAS No. 123R, and the assumption that all of the options or other equity instruments will ultimately vest. Such fair value is measured as of an appropriate date pursuant to the guidance in the consensus of the EITF for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date of performance by the other party is complete) and capitalized or expensed as if Milestone had paid cash for the goods or services.
NOTE — 4 CONCENTRATION OF CREDIT RISK
Milestone’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade accounts receivable, and advances to contract manufacturers. Milestone places its cash and cash equivalents with large financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone to credit risk consist principally of trade accounts receivable, as Milestone does not require collateral or other security to support customer receivables, and advances to a contract manufacturer. Milestone entered into a purchase agreement in 2004 with a vendor to supply Milestone with 5,000 units of CompuDent. As part of this agreement, Milestone has a remaining advance of approximately $525,685 with the vendor for purchase of materials at June 30, 2009. The advance will be credited to Milestone as the goods are delivered. Milestone does not believe that significant credit risk exists with respect to this advance to the contract manufacturer at June 30, 2009.
Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management does not believe that significant credit risk exists with respect to accounts receivable at June 30, 2009.

NOTE — 5 LINE OF CREDIT AND NOTE PAYABLE
On June 28, 2007, the Company secured a $1 million line of credit from a stockholder. This borrowing was amended to $1,300,000 as of September 30, 2008 under the same terms and conditions as the original. Borrowings bear interest at 6% per annum, with one year’s interest at 1% payable in advance on each draw. Monies may be drawn by Milestone under the line in multiples of $100,000 upon five days written notice to the stockholder from either Milestone’s Chief Executive Officer or Chief Financial Officer. Monies under the line in excess of $1,000,000 may be drawn in multiples of $25,000. Borrowings may be prepaid at any time in multiples of $100,000, without penalty. All borrowings and interest thereon must be repaid by June 30, 2010, and after the expiration date of the line, may be repaid by Milestone in cash or, at its option, in shares of common stock valued at the lower of $2.00 per share or 80% of the average closing price of its shares during the 20 trading days ending with December 31, 2008. At December 31, 2008, the conversion price at 80% of the average closing price of the Company’s common stock was $0.26 per share. After December 31, 2008, and before June 30, 2010 the lender may convert all or any part of the then outstanding balance and interest thereon into shares of Common Stock at $4.00 per share. Three year warrants exercisable at $5.00 per share, in an amount determined by dividing 50% of the amount borrowed by $5.00 will be issued on each drawdown. There is no facility fee on the line. The warrants have been valued as of each draw down using the Black-Scholes model and are reflected as a discount against the debt incurred under this line of credit. At June 30, 2009, the remaining balance of Debt Discount was $36,152. The full amount of the line of credit and amendment, $1.3 million, had been drawn at December 31, 2008. As of June 30, 2009, this line of credit is classified as a current liability on the Condensed Balance Sheet. The Company borrowed an additional $450,000 from the same shareholder in 2008. The borrowing was originally on short term loan with a maturity date of January 19, 2009. In December 2008, this borrowing was refinanced with the shareholder with a due date of June 30, 2012. The borrowing includes a 12 percent interest rate, interest compounded quarterly, with interest and principle due at the maturity. Further, the note has warrants exercisable for five years at the price of $0.32 per share for 45,000 shares of stock. The warrants were valued using the Black-Scholes model and are reflected as a discount against the debt. At June 30, 2009, the discount was $12,555.
Interest expense on this line of credit and note payable for the six months ended June 30, 2009 and 2008 is $85,389 and $49,592, respectively. Accrued interest related to this line of credit and note payable was $179,056 at June 30, 2009. The charge for amortization of debt discount related to this line of credit and note payable is $15,750 and $13,696 for the six months ended June 30, 2009 and 2008, respectively.
NOTE — 6 STOCK ISSUANCE
During the six months ended June 30, 2009, the Company issued 137,297 shares of common stock valued at $66,000 in connection with public relations and consulting expenses. Additionally, 284,592 shares of common stock valued at $137,825 were issued for payment of employee compensation and 45,454 shares of common stock valued at $25,000 are to be issued in settlement of deferred compensation.
NOTE — 7 SIGNIFICANT CUSTOMERS
Milestone had net product sales to two customers (distributors) which in the aggregate accounted for approximately 65% and 92% of revenue for the six months ended June 30, 2009 and 2008, respectively. Milestone had sales to one customer (a worldwide distributor of Milestone’s products based in South Africa) of $813,526 or 19% for the six months ended June 30, 2009. Accounts receivable from these two customers amounted to $476,826 and $481,560 representing 60% and 85% of gross accounts receivable as of June 30, 2009 and June 30, 2008, respectively.

Milestone’s sales by product and by geographical region are as follows:

	Three Months Ended June 30,
	2009	2008
Instruments	$815,905	$128,475
Handpieces	$1,200,369	$1,394,124
Other	$20,628	$18,284

	$2,036,902	$1,540,883

United States	$1,408,336	$989,303
Canada	$151,171	$157,185
Other Foreign	$477,395	$394,395

	$2,036,902	$1,540,883

	Six Months Ended June 30,
	2009	2008
Instruments	$1,602,122	$347,679
Handpieces	$2,595,581	$2,543,069
Other	$44,018	$38,125

	$4,241,721	$2,928,873

United States	$2,886,831	$1,887,018
Canada	$292,450	$317,507
Other Foreign	$1,062,440	$724,348

	$4,241,721	$2,928,873

In January 2007, Milestone finalized an Exclusive Distribution and Supply Agreement with Henry Schein, Inc. Henry Schein, Inc. served as the exclusive distributor of STA and CompuDent systems (and ancillary products) in both North America and Canada, for a one year period. In June 2008, Milestone implemented a change to its domestic distribution strategy and signed Henry Schein, Inc. as a non-exclusive distributor of STA and CompuDent systems (and ancillary products) in the United States and Canada. That same month, the Company also signed Patterson Dental Supply as an additional non-exclusive partner to promote sales of our products in the United States and Canada. Early in the third quarter, the Company added four more non-exclusive distributors to our domestic sales network, including Benco Dental, Burkhard Dental, Goetze Dental and Atlanta Dental. Milestone continued to expand its domestic distribution network during the first six months of 2009, welcoming Darby Dental Supply, Dental Health Products, Nashville Dental and Parkway Dental.
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
NOTE — 8 COMMITMENTS AND OTHER
Contract Manufacturing Arrangement
Milestone has informal arrangements for the manufacture of its products. CompuDent, STA and CompuMed units are manufactured for Milestone by Tricor Systems, Inc. pursuant to specific purchase orders. The Wand disposable handpiece without a needle is manufactured for Milestone in Mexico pursuant to scheduled production requirements. The Wand and STA handpieces (with and without needles) is supplied to Milestone by a product broker that arranges for its manufacture by manufacturers in China.
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
NOTE — 9 SUBSEQUENT EVENTS
As of July 1, 2009, Milestone established a direct path to its international distributors’ network. Effectively, Milestone will sell directly to existing and new international distributors, rather than through its previous worldwide distributor in South Africa. As part of the change, Milestone agreed to pay a commission to the previous distributor, based on actual international sales, over the next six years. The commission is structured at two levels: Level One is based on historical sales volume and Level Two is determined for incremental sales volume over the Level One plateau. The company evaluated this event in June 2009 and continues to monitor the agreement through the date that the financial statements are issued.

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
OVERVIEW
During the second quarter of 2009, Milestone remained focused on advancing efforts to achieve its two primary objectives; those being:
•
Optimizing our tactical approach to product sales and marketing in order to materially increase penetration of the global dental and medical markets with our proprietary, patented Computer-Controlled Local Anesthesia Delivery (C-CLAD) solution, the STA Single Tooth Anesthesia System (STA System); and

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

On May 1-3, 2009, Milestone hosted the 2nd Annual Symposium on C-CLAD in Amelia Island, Florida. Stanley Malamed, DDS, Professor of Anesthesia & Medicine at the University of Southern California, School of Dentistry, again served as Chairman of the invitational event. With attendance triple that of 2008, this year’s Symposium covered a broad range of C-CLAD-related topics including:
•	The History of C-CLAD
•	Treating with Connection
•	Heart Rate Study
•	STA Compassionate Care in the 21st Century
•	Injection Advances and Challenges
•	Physiologic and Clinical Characteristics of PDL Anesthesia Delivered by a High Pressure Handpiece and a Computerized Device
•	The STA for Tots and Teens
•	Computerized Local Anesthesia in Dentistry: A Review
•	Today’s Technology
•	Managing a Successful Dental Practice: Why People Keep Coming Back
•	STA — The Dental School’s Perspective
•	Futuristic Vistas: The Dentist/Hygienist Partnership
In October 2009, Milestone expects to publish and broadly distribute more than 100,000 copies of a comprehensive monograph reflecting the topics discussed at the Symposium and a consensus on the attendees’ attitudes, ideas and suggestions relating to promoting global industry adoption of C-CLAD technologies as the new standard of care for administering dental injections.
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
Global Distribution Network
The STA System and related handpieces are marketed to the dental industry in the United States and Canada by many of the nation’s leading dental supply companies including Henry Schein, Inc., Patterson Dental Supply, Benco Dental, Burkhart Dental, Goetze Dental, Atlanta Dental, Darby Dental Supply, Dental Health Products, Nashville Dental and Parkway Dental.
Collectively, our domestic network has more than 2,500 independent sales representatives trained to sell the STA System and related handpieces to dentists throughout the United States and Canada.
On the global front, we also have granted exclusive marketing and distribution rights for the STA System to select dental suppliers in various international regions. They include Istrodent in South Africa and Unident in the Scandinavian countries of Denmark, Sweden, Norway and Iceland.
In May 2009, the Company signed an Exclusive Distribution and Marketing Agreement with China National Medicines Corporation d/b/a Sinopharm, which is China’s largest domestic manufacturer, distributor and marketer of pharmaceuticals and importer of medical devices and the country’s largest domestic distributor of dental anesthetic carpules to the Chinese dental industry.
Shortly before the end of the second quarter, Milestone announced that it was refining its marketing strategy to gain greater access to and penetration of the international dental markets for the STA System, CompuDent and related disposable hand pieces. The new sales strategy provides for increasing hands-on oversight and support of Milestone’s existing international distribution network, while also attracting new distributors throughout Europe, Asia and South America. To assist in this endeavor, Milestone named Shaul Koren, founder and CEO of Istrodent Pty Ltd AB and one of Milestone’s strongest marketing allies outside of the U.S., as its new international sales director. In collaboration with senior management, Mr. Koren will help manage product sales for the Company in all non-domestic markets worldwide.

As a result of growing market awareness and appreciation of the STA System, coupled with our active marketing efforts, sales of the instrument (and related handpieces) yielded four consecutive quarters of growth in 2008. In the first six months of this year, we saw no indication that this trend is slowing or reversing. Sales of the STA System and related handpieces helped increase total revenues by $1,496,058 during the six months ended June 30, 2009, when compared to the same six month period in the prior year.
Segmented Sales Performance
The following table shows a breakdown of our product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Three Months Ended June 30,
	2009		2008
DOMESTIC
Instruments	$527,725	37.5%	$(27,003)	-2.8%
Handpieces	861,991	61.2%	1,000,737	101.2%
Other	18,620	1.3%	15,569	1.6%

Total Domestic	$1,408,336	100.0%	$989,303	100.0%

INTERNATIONAL
Instruments	$288,180	45.8%	$155,478	28.2%
Handpieces	338,378	53.8%	393,387	71.3%
Other	2,008	0.4%	2,715	0.5%

Total International	$628,566	100.0%	$551,580	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$1,408,336	69.1%	$989,303	64.2%
International	628,566	30.9%	551,580	35.8%

Total Product Sales	$2,036,902	100.0%	$1,540,883	100.0%

	Six Months Ended June 30,
	2009		2008
DOMESTIC
Instruments	$1,054,138	36.5%	$54,141	2.9%
Handpieces	1,793,801	62.1%	1,800,417	95.4%
Other	38,892	1.4%	32,460	1.7%

Total Domestic	$2,886,831	100.0%	$1,887,018	100.0%

INTERNATIONAL
Instruments	$547,984	40.4%	$293,538	28.2%
Handpieces	801,780	59.2%	742,652	71.3%
Other	5,126	0.4%	5,665	0.5%

Total International	$1,354,890	100.0%	$1,041,855	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$2,886,831	68.1%	$1,887,018	64.4%
International	1,354,890	31.9%	1,041,855	35.6%

Total Product Sales	$4,241,721	100.0%	$2,928,873	100.0%

The Company earned gross profits of 58% for the three and six months ended June 30, 2009, respectively. However, our revenues and related gross profits have not been sufficient to support our overhead, new product introduction and research and development expenses. Although the Company anticipates expending funds for research and development in 2009, these amounts will vary based on the operating results for each quarter. The Company has incurred operating losses and negative cash flows from operating activities since its inception. The Company is actively pursuing the generation of positive cash flows from operating activities through increase in revenue, assessment of current contracts and current negotiations and reduction in operating expenses. The Company, at June 30, 2009, expects to have sufficient cash reserves to meet all of its anticipated obligations through December 31, 2009.
New Product Development and Commercialization Utilizing CompuFlo Technology
Over the last decade, the drug delivery industry has evolved to become a key area in the development of value-added pharmaceutical products. According to market research firm Business Insights, “The global market grew from $15 billion to $40 billion during 2000-2006 as companies increasingly turned to drug delivery technologies as a means of expanding product lifecycles, enhancing drug efficacy and maximizing revenues.” Moreover, industry analysts agree that as patients live longer and are diagnosed with chronic and often debilitating ailments, the result will be a dramatic increase in self-administration of drug therapies in non-traditional settings for a number of conditions. This trend is creating an increased interest in routes of administration that are patient-friendly and cost-effective. It appears that pharma company decision makers are realizing that new drug product success no longer only depends on the medication itself, but also on achieving a patient-friendly form of application.

In keeping with our stated goal for leveraging Milestone’s patented CompuFlo technology in new medical applications, Milestone’s management team has also continued to identify and pursue opportunities to form strategic collaborations in the areas of self-administered drug delivery, injections for osteoarthritis pain management and epidurals. The response to Milestone’s proprietary technology with whom Milestone has engaged in meaningful teaming discussions has continued to be encouraging. Throughout 2008, the Company met with healthcare companies who expressed interest in potential applications of the CompuFlo technology. As Milestone progresses through 2009, the Company will maintain its pursuit of CompuFlo-based product development prospects that are deemed the most promising and commercially viable, and offer the greatest potential for allowing Milestone to fully realize the product development and commercialization opportunities.
Executive Management Change
On March 27, 2009, we accepted the resignation of our Chief Executive Officer, who chose to leave Milestone to pursue a new career opportunity. Our Chairman of the Board has temporarily assumed the post of Interim Chief Executive Officer and will remain as such until a suitable replacement has been identified and appointed by our Board of Directors.
Technology Rights
The technology underlying our SafetyWand and CompuFlo technology and an improvement to the controls for CompuDent were developed by our Director of Clinical Affairs and assigned to us. We purchased this technology pursuant to an agreement dated January 1, 2005, for 43,424 shares of restricted common stock and $145,000 in cash, paid on April 1, 2005. In addition, our Director of Clinical Affairs will receive additional contingent payments of 2.5% of our total sales of CompuDent and Wand Plus units using some of these technologies, and 5% of our total sales of STA units and handpieces using some of our other technologies. If products produced by third parties use any of these technologies, under a license from Milestone, then he will also receive the corresponding percentage of the consideration received by us for such sale or license.
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
Results of Operations
The consolidated results of operations for the six months ended June 30, 2009 compared to the same six month period in 2008 reflect our focus and development on the STA System, as well as the Company continuing efforts on identifying collaborative partners for new product development utilizing our CompuFlo technology.
The following table sets forth for the periods presented statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008

Products sales, net	$2,036,902	100%	$1,540,883	99%	$4,241,721	100%	$2,928,873	99%
Royalty income	—	0%	9,007	1%	—	0%	23,170	1%

Total revenue	2,036,902	100%	1,549,890	100%	4,241,721	100%	2,952,043	100%

Cost of products sold	862,741	42%	594,437	38%	1,779,291	42%	1,058,361	36%

Gross Profit	1,174,161	58%	955,453	62%	2,462,430	58%	1,893,682	64%

Selling, general and administrative expenses	1,753,237	86%	1,367,807	88%	3,482,052	82%	2,839,784	96%
Research and development expenses	32,347	2%	36,000	3%	99,969	2%	84,319	3%

Total operating expenses	1,785,584	88%	1,403,807	91%	3,582,021	84%	2,924,103	99%

Loss from operations	(611,423)	-30%	(448,354)	-29%	(1,119,591)	-26%	(1,030,421)	-35%
Other income — interest & expense	(45,119)	-2%	(24,764)	-2%	(98,592)	-2%	(58,581)	-2%

Net loss	$(656,542)	-32%	$(473,118)	-31%	$(1,218,183)	-29%	$(1,089,002)	-37%

Three months ended June 30, 2009 compared to three months ended June 30, 2008
Total revenues for the three months ended June 30, 2009 and 2008 were $2,036,902 and $1,549,890, respectively. The total increase in product sales of $496,019, or 32%, in 2009 over 2008 is primarily the result of the continued STA product sales growth. Domestic STA unit sales increased $569,457 in 2009 over 2008. This notable increase is due to the change in our distributor business model, initiated in the second quarter of 2008. The exclusive distributor arrangement was terminated in the second quarter of 2008 and a non exclusive arrangement was implemented with several national and regional distributors. In the domestic market, handpiece sales were lower, decreasing by $138,746 or 14%. On the international front, unit sales increased in the second quarter of 2009 over 2008 by $132,702, or 85%, principally due to increased market penetration for the STA System. Internationally, handpieces decreased by $55,009, or 14% due to a lower demand.
Cost of products sold for the three months ended June 30, 2009 and 2008 were $862,741 and $594,437, respectively. The $268,304, or 45%, increase is primarily attributable to an increase in sales volume and a write-down of returned legacy defective merchandise of $36,066 in 2009.
For the three months ended June 30, 2009, Milestone generated a gross profit of $1,174,161, or 58%, as compared to a gross profit of $955,453, or 62%, for the three months ended June 30, 2008. The decrease in gross profit percentage is due to product mix and the $36,066 write-down of returned legacy defective merchandise. The total increase in gross profit dollars of $218,708 is due to an increase in sales volume.

Selling, general and administrative expenses for the three months ended June 30, 2009 and 2008 were $1,753,237 and $1,367,807, respectively. The $385,430, or 28%, net increase is described in the following sections of this paragraph. Although the Company continues to reduce expenses, the 2009 second quarter increase was due to higher expenses relating to promoting continued sales growth. Personnel and related expenses increased by $64,695, principally due to bonuses and higher payroll taxes and medical costs. Marketing ($266,790) and sales ($46,793) expenses increased by $313,583 principally due to increased marketing consulting fees related to hosting the 2nd Annual C-CLAD Symposium (approximately $171,000), attendance at trade shows and various sales promotions. Sales and trade show expenses increased by $80,847, as the Company increased field sales personnel and increased participation and presence at trade shows. Additionally, field sales personnel and third party sales representative commissions increased by $60,862 based on increased domestic sales of the STA Systems and related handpieces. Other variable sales expenses for the STA System and handpieces increased in the second quarter of 2009 due to higher royalty payments ($45,534). On the positive side of the ledger, professional accounting services decreased by $7,221 in the second quarter of 2009 over the same period in 2008, due to completion of the Sarbanes Oxley initiative and lower audit fees. There was a decrease in consulting services of $36,125, a $19,487 savings in annual proxy costs (electronic filing, Notice and Access System), a decrease in insurance expense of $13,410 and a reduction in warehouse expense of $12,056.
Research and development expenses for the three months ended June 30, 2009 and 2008 were $32,347 and $36,000, respectively.
The loss from operations for the three months ended June 30, 2009 and 2008 was $611,423 and $448,354, respectively. The $163,069, or 36%, increase in loss from operations is explained above.
Interest income of $742 was earned for the three months ended June 30, 2009 compared with $1,471 for the same period in 2008. Interest income declined due to lower interest rates.
Interest expense was $37,986 and amortization of debt issuance was $7,875 relating to the line of credit and long term note payable for the second quarter of 2009 compared to interest expense of $18,668 and amortization of debt issuance expense of $7,567 for the same quarter in 2008. The increase in interest expense $19,318 is due to the $450,000 long term note, initiated in the fourth quarter of 2008 (as discussed in Note 5).
For the reasons explained above, net loss for the three months ended June 30, 2009 was $656,542 as compared to a net loss of $473,118 for the three months ended June 30, 2008. The $183,424, or 39%, increase in net loss is primarily a result of the increase in sales and gross margin dollars, offset by one time increases in market consulting costs and a decrease in other selling, general and administrative expenses.
Six months ended June 30, 2009 compared to the six months ended June 30, 2008
Total revenues for the six months ended June 30, 2009 and 2008 were $4,241,721 and $2,952,043, respectively. Total revenues increased by $1,289,678 or 44%. Contributing to this increase was STA unit sales of $1,257,068 and an increase in STA handpiece sales of $274,876. CompuDent unit sales remained relatively unchanged and CompuDent handpiece sales decreased by $249,809. Additionally, international revenue increased $313,036, or 30%, as compared to the 2008 period. Domestic product revenue increased $999,812 in 2009, or 53%, as a result of a change in our distribution business model, to a non-exclusive distributor base. This change was initiated in the second quarter of 2008. Domestic disposable handpiece sales decreased $6,617 and international disposable handpiece sales increased $59,129 or 8%.
Gross profit for the six months ended June 30, 2009 and 2008 was $2,462,430, or 58%, (net of a write-down of returned defective merchandise of $36,066) and $1,893,682, or 64%, respectively. Gross profit dollars in the first six months of 2009 increased by $568,748 due to an increase in sales volume in 2009 over 2008. The gross profit percentage decrease was due principally to the change in product mix with a substantially larger proportion of STA unit sales and the write down of legacy returned defective merchandise in the six months of 2009 over the same period in 2008.

Selling, general and administrative expenses for the six months ended June 30, 2009 and 2008 were $3,482,052 and $2,839,784, respectively. The increase of $642,268, or 22.6%, is primarily attributable to an increase in several expense categories. Sales and marketing expense increased by $392,653 for the period ending June 30, 2009. This increase was due to media and production spending of media of $74,435; trade shows and travel expense of $141,164; and cost relating to the C-CLAD Symposium and sales promotions of $160,412, offset by savings in employee relocation $33,602. Commission expense increased by $108,181, representing $51,243 for Milestone field sales representatives and $56,938 for third party sales representatives due to sales volume increases. General and administrative expenses increased a net of $233,549. Expense increases in this category were wages of $24,635, stock based compensation of $21,544, royalties of $80,502 (based on increased STA unit sales), a business consultant study of $150,000, and an international business consultants of $39,068. On a positive note, the Company reduced expenses for accounting costs by $99,640 (audit, review and Sarbanes Oxley), $19,696 reduction in proxy costs (electronic filing, Notice and Access System), reduced warehousing fees ($15,704) and reduced insurance costs ($25,527).
Research and development expenses for the six months ended June 30, 2009 and 2008 were $99,969 and $84,319, respectively.
Interest income of $2,547 was earned for the six months ended June 30, 2009 compared to $4,707 for the same period in 2008. The decrease of $2,160, or 45.9%, is the result of lower interest rates.
Interest expense of $85,389 as of June 30, 2009 increased $35,798, or 72.2%, over the same period in 2008. The increase in this expense is due to the $450,000 long term note that was initiated in the fourth quarter of 2008. Amortization of debt issuance costs of $15,750 is related to the long term debt outstanding as of June 30, 2009 (as discussed in Note 5).
For the reasons explained above, net loss for the six months ended June 30, 2009 increased by $129,181, or 11.9%, over the net loss for the six month period ended June 30, 2008.
Working capital as of June 30, 2009 is negative $574,386. Current assets declined by $698,435 in all current asset categories (principally in cash, accounts receivable and advances to a contract manufacturer) from December 31, 2008. Current liabilities increased by $1,408,639, principally due to the classification of the $1.3 million line of credit, due June 30, 2010, as a current liability at June 30, 2009. The line of credit was classified as a Long-term Liability as of December 31, 2008. All borrowings and interest thereon must be repaid by June 30, 2010, and after the expiration date of the line, may be repaid by Milestone in cash or, at its option, in shares of common stock (as discussed in Note 5). Other increases in current liabilities are accounts payable for inventory purchases and a consultant business project. The Company is making every effort to maintain a viable lower level of inventory and to keep control of operating costs.
Liquidity and Capital Resources
As of June 30, 2009, we had cash and cash equivalents of $498,576 and working capital of negative $574,386. The negative working capital is due to the classification of the $1.3 million line of credit as a Current Liability as of June 30, 2009. All borrowings and interest thereon must be repaid by June 30, 2010, and after the expiration date of the line, may be repaid by Milestone in cash or, at its option, in shares of common stock (as discussed in Note 5). Milestone incurred net losses of $1,218,183 and $1,089,002 and negative cash flows from operating activities of $195,391 and $589,053 for the six months ended June 30, 2009 and 2008, respectively.
For the six months ended June 30, 2009, our net cash used in operating activities was $195,391. This was attributable primarily to a net loss of $1,218,183 adjusted for noncash items of $418,168, principally common stock and options issued for compensation and consulting services and changes in operating assets and liabilities of $604,625.
For the six months ended June 30, 2009, Milestone used $74,698 in investing activities. This was primarily attributable to $44,568 of legal fees related to new patent applications. The Company had capital expenditures of $30,130, primarily for the purchase of trade show booths for the purpose of showcasing the STA System.

The Company has incurred operating losses and negative cash flows from operating activities since its inception. The Company is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. The Company, at June 30, 2009, expects to have sufficient cash reserves to meet all of its anticipated obligations through December 31, 2009. If the Company is unable to generate positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that traditional capital can be raised on terms and conditions satisfactory to the Company. If additional capital is required and cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect the Company’s operating results.
The Company’s recurring losses and negative operating cash flows raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, we are not required to provide the information required by this item.
Item 4T. Controls and Procedures
The Company’s management, including the Interim Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Interim Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of June 30, 2009 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.
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
For the six months ended June 30, 2009 and 2008 our revenues were approximately $4.2 million and $3.0 million, respectively. In addition, we have had losses for each year since the commencement of operations, including net losses of approximately $1.2 million and $1.1 million for the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009, we had an accumulated deficit of approximately $58.5 million. At June 30, 2009, the Company had cash and cash equivalents $498,576 and working capital of a negative $574,386. Additionally, the Company secured a line of credit in the aggregate amount of $1.3 million from a stockholder. This line of credit of $1.3 million is classified as a current liability as of June 30, 2009. All borrowings and interest thereon must be repaid by June 30, 2010, and after the expiration date of the line, may be repaid by Milestone in cash or, at its option, in shares of common stock (as discussed in Note 5). Additionally, the Company borrowed $450,000 in 2008 from the same shareholder, with a due date of January 2009. This additional borrowing was refinanced at December 31, 2008 and the due date was extended to June 30, 2012, as discussed in Note 5. The Company, at June 30, 2009, expects to have sufficient cash reserves to meet all of its anticipated obligations through December 31, 2009. Additionally, the Company is actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. If the Company is unable to generate positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that additional capital can be raised on the terms and conditions satisfactory to the Company if at all. If additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost savings measures, any of which might negatively affect the Company’s operating results.
The Company’s recurring losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern.
There are no other changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
In the quarter ended June 30, 2009, Milestone issued a total of 77,697 shares valued at $30,500 as follows:

	Shares	Amount
Shares issued for employee compensation	46,447	$18,000
Shares issued for services	31,250	12,500

	77,697	$30,500

ITEM 3. DEFAULT UPON SENIOR SECURTIES
NONE
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Stockholders was held on June 4, 2009, pursuant to official notice, in New York, New York. The matters for consideration were:
1.	Election of five (5) Directors; and

2.	Ratification of the appointment of Holtz Rubenstein Reminick LLP as Milestone’s independent auditors for the current fiscal year.
(1)	Election of Board of Directors

Member	Period to Serve	Votes in Favor	Votes Withheld	Abstain
Leonard Osser	One Year	10,784,981	332,889	0
Leslie Bernhard	One Year	11,055,189	62,681	0
Jeffrey Fuller	One Year	10,774,959	342,911	0
Leonard M. Schiller	One Year	11,053,542	64,328	0
Pablo F. Serna C.	One Year	11,063,017	54,853	0
(2)	Ratification of Holtz Rubenstein Reminick LLP as independent auditors of Milestone Scientific Inc for the current fiscal year

Votes in Favor	Votes Against	Abstain
10,955,873	39,387	64,244
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
Date: August 7, 2009

EXHIBIT INDEX

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