Form 10-K
period 2009-12-31
MILESTONE SCIENTIFIC INC.
filed 2010-03-10
CIK 855683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-14053
Milestone Scientific Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3545623

State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization	Identification No.)
45 Knightsbridge Road, Piscataway, NJ 08854
(Address of principal executive offices)
Registrant’s telephone number, including area code 973-535-2717
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to section 12(g) of the Act:
Common Stock, par value $.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of June 30, 2009, the last business day of the Company’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non — affiliates of the issuer was $4,186,988. This amount is based on the closing price of $0.45 per share of the Company’s common stock as of such date, based on the Nasdaq Over-the-Counter Bulletin Board.
As of March 10, 2010 the registrant has a total of 14,792,528 shares of Common Stock, $0.001 par value outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
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

PART I
Item 1. Description of Business
All references in this report to “Milestone,” “us,” “the Company”, or “Milestone Scientific” refer to Milestone Scientific Inc., and its former subsidiary, Spintech, Inc. (“Spintech”), unless the context otherwise indicates. Milestone has rights to the following trademarks: CompuDent®, CompuMed®, CompuFlo®, The Wand®, The Wand Plus®, The SafetyWand®, Cool Blue Wand®, Cool Blue Tooth Whitening System™, Dynamic Pressure Sensing Technology®, STA Single Tooth Anesthesia™, Ionic White® (light emitting diode), and Ionic White™ (whitening toothpaste). Milestone was incorporated in the State of Delaware in 1989.
BUSINESS
Background
Since its public offering in 1995, Milestone has been actively engaged in pioneering proprietary, highly innovative, computer-controlled injection technologies and solutions for the medical and dental markets. From its inception, the Company has focused its energy and resources on redefining the worldwide standard of care for injection techniques by making the experience more comfortable for the patient and by reducing the anxiety and stress of administering injections for the healthcare provider.
Today, Milestone is widely recognized by key opinion leaders, industry experts and medical and dental practitioners as the noted leader in the emerging, high growth, computer-controlled injection industry; and remains intent on expanding the use and application of its proprietary, patented technologies to achieve greater operational efficiencies, enhanced patient safety and therapeutic adherence, and improved quality of care within a broad range of medical disciplines.
In 1997, Milestone first introduced The Wand® (CompuDent® system) and the disposable Wand handpiece. CompuDent provides painless injections for all routine dental treatments, including root canals, crowns, fillings and cleanings. Milestone’s Computer-Controlled Local Anesthetic Delivery (C-CLAD) system does not look like a syringe. It does not feel like a syringe. And, what’s more, it works better than a syringe, resulting in a more pleasant experience for the patient and practitioner. With more than 18,000 CompuDent systems sold within four months of its market introduction, this represented the most successful launch in the history of small equipment sales in U.S. dentistry.
Milestone subsequently expanded its product offerings with the introduction of the CompuMed® advanced injection system, designed for use in a wide range of applications within the medical industry, including cosmetic surgery, hair restoration surgery, podiatry, colorectal surgery, nasal and sinus surgery, dermatology and orthopedics, among others.
Central to Milestone’s intellectual property platform and current product development strategy is its patented CompuFlo® technology for the precise delivery of medicaments. The CompuFlo pressure/force C-CLAD technology is an advanced, patented and FDA-approved medical technology for the painless and accurate delivery of drugs, anesthetics and other medicaments into all tissue types, as well as for the aspiration of bodily fluids or previously injected substances. Its regulation and control of flow rate continues to provide the CompuDent and CompuMed benefits of painless injections, while its Dynamic Pressure Sensing® capability provides visual and audible in-tissue pressure feedback, identifying tissue types to the healthcare provider. This pressure feedback extends the benefit of painlessness from anesthetics with known viscosities to a wide range of liquid drugs and other medicaments with varying viscosities and flow rates. Dynamic Pressure Sensing also allows the healthcare provider to know when certain types of tissues have been penetrated and permits the healthcare provider to inject medicaments precisely at the desired location. Thus, pressure feedback can prevent the suffusion of tissue outside the intended target area, a vitally important characteristic in the injection of chemotherapeutics and other toxic substances.
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
The CompuFlo technology also consists of a disposable injection handpiece that provides for precise tactile control during the injection, an electromechanical (computer-controlled) fluid delivery system and the ability to record data from the injection event. As confirmed by numerous noted medical and dental experts within academia and the clinical practice arenas, CompuFlo has the potential to greatly increase the safety and efficacy of many injection procedures that currently rely upon over 150-year-old hypodermic syringe technology and the tactile senses and delivery expertise of the administrator.
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
In December 2005, Milestone submitted a pre-market notification to the US Food and Drug Administration (FDA) on its CompuFlo technology, which was subsequently cleared by the FDA in July of 2006. This initial submission was critical for Milestone’s continuing efforts to develop and commercialize this important technology. Milestone has identified a number of potential applications for CompuFlo, including single-tooth dental injections, self-administered drug delivery, osteoarthritis joint pain management and epidurals.
Given the Company’s experience and established brand awareness within the dental industry, it elected to focus its initial product development efforts on the integration of CompuFlo into its legacy computer-controlled dental injection instrument. As a result, Milestone developed the industry’s first solution for painlessly administering a single-tooth injection as the only injection necessary for achieving anesthesia, foregoing the need to administer a traditional nerve branch block. This new instrument, which also provides for use of a disposable handpiece, was trademarked the “STA Single Tooth Anesthesia System™,” now more commonly known as the STA System.
After receiving FDA 510(k) Pre-market Notification acceptance for the marketing and sale of the STA System, Milestone introduced the instrument to market in February 2007 at the Chicago Dental Society’s 143rd Midwinter Meeting. The patented STA System incorporates the “pressure feedback” elements of Milestone’s patented CompuFlo technology, thereby allowing dentists to administer injections accurately and painlessly into the periodontal ligament space, effectively anesthetizing a single tooth. This injection is of significant value in that it allows the dentist to profoundly anesthetize the patient within one or two minutes, versus up to 15-18 minutes for a block injection which numbs. The patient will suffer neither pain nor collateral anesthesia in the cheek, lips or tongue at any time. The STA System is capable of performing all of the injections that can be done with a conventional dental syringe, including the palatal-anterior superior alveolar, anterior middle superior alveolar and inferior alveolar nerve block. The STA System achieves these injections predictably and reliably.
Initial market response to the STA System following its commercial debut in February 2007 proved to be less than robust. Moreover, at that time, the Company had granted exclusive US and Canadian distribution and marketing rights for the STA System to Henry Schein, Inc., the largest distributor of healthcare products and services to office-based practitioners in the combined North American and European markets. Following several months of lackluster sales and after making critical senior management changes, Milestone initiated an in-depth market study to reassess its positioning and marketing strategies for the STA System. The insight gained from this study led management to define and implement a new messaging platform, created to emphasize key benefits that Milestone discovered are of most value to dental professionals. This refined product messaging was launched in January 2008 and has remained in constant review.
During the second quarter of 2008, Milestone elected not to renew the exclusive marketing and distribution agreement originally signed with Henry Schein, Inc.; instead, the Company granted Schein non-exclusive distribution rights to both market and sell the STA System and related disposable handpieces to dental professionals in the U.S. and Canada. In June 2008, Milestone expanded its domestic distribution network with the addition of Patterson Dental Supply as a non-exclusive distributor. Patterson has the largest direct sales force in the industry, totaling approximately 1,400 sales representatives and equipment/software specialists addressing the needs of the U.S. and Canadian dental markets. Later in the year, Benco Dental, Burkhart Dental, Goetze Dental and Atlanta Dental Supply — all notable regional distributors — were granted non-exclusive distribution and marketing rights to the STA System, thereby diversifying and significantly expanding Milestone’s domestic distribution network.
Despite being granted CE Mark approval of the STA System in June 2007 by European regulatory authorities, Milestone elected to initiate its international launch in the first quarter of 2008. Following implementation of the STA System‘s new messaging strategy in early 2008, Milestone granted exclusive marketing and distribution rights to two foreign distributors: Istrodent Pty Ltd AB, a leading distributor serving the Southern Africa dental market; and Unident AB, a leading supplier of dental products in the Scandinavian countries of Denmark, Sweden, Norway and Iceland.
In 2009, the Company sought to further expand its independent distribution network — both domestically and in key international markets. Consequently, Milestone granted non-exclusive distribution and marketing rights in the U.S. to Cedar Dental, Dental Health Products, Iowa Dental, Nashville Dental, Newark Dental and Parkway Dental. To expand and enhance its reach to the dental community in Canada, the Company also signed non-exclusive distribution and marketing agreements with Dental 2000, Mediclub, Specialty Dental and WD Canada.
In the spring of 2009, Milestone signed an Exclusive Distribution and Marketing Agreement with China National Medicines Corporation, dba Sinopharm, which is China’s largest domestic manufacturer, distributor and marketer of pharmaceuticals and importer of medical devices and the country’s largest domestic distributor of dental anesthetic carpules to the Chinese dental industry. Prior to the end of 2009, China National Medicines issued Milestone a blanket purchase order for 12,000 STA units and related handpieces to be delivered over 36 months, thereby marking the Company’s initial penetration into China’s emerging dental market.

According to a report published by the U.S. Department of Commerce, titled “China’s Emerging Markets: Opportunities in the Dental and Dental Lab Industry,” China’s dental market lags behind other healthcare services and has largely been neglected in the past. In fact, CS Market Research reports that “of China’s 1.3 billion plus population, 50% of the adults and 70% of the children are estimated to have decayed tooth problems, and over 90% have periodontal disease.” However, with increasing affluence of the Chinese population, as well as increasing attention towards personal care, demand for dental services has been growing. Market research firm Freedonia agrees, noting that demand for dental products in China is expected to climb to 21.5 billion RMB (US$3.15 billion) by 2012, due primarily to escalating personal income levels and government programs promoting awareness of the benefits of good oral care.
Shortly before the end of the second quarter of 2009, Milestone elected to refine its international marketing strategy to gain greater access to and penetration of the international dental markets. The new sales strategy provides for increasing hands-on oversight and support of its existing international distribution network, while also attracting new distributors throughout Europe, Asia and South America. To assist in this endeavor, the Company appointed a new International Sales Director, who is presently managing product sales for Milestone in all markets outside of North America.
CompuFlo® Advanced Injection Technology — Core Technology
CompuFlo is a revolutionary new technology for injections. CompuFlo enables health care practitioners to monitor and precisely control “pressure,” “rate” and “volume” during all injections and can be used to inject all liquid medicaments as well as anesthetics. CompuFlo can also be used to aspirate body fluids.
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
The CompuFlo technology is patented and embedded in the STA System that is being sold worldwide in the dental market. CompuFlo technology has been tried and proven in human and animal studies, as well as by dentists in most parts of the world who are using the STA System in their practices.
On December 3, 2009, Milestone announced that it signed an Agreement of Intent with China National Medicines Corporation, Ltd. and Yichang Humanwell Pharmaceutical Co. Ltd., both incorporated in the People’s Republic of China (PRC), to develop orthopedic and epidural drug delivery instruments utilizing CompuFlo. Milestone and its two PRC joint venture partners will establish a new joint venture entity for this purpose in the first quarter of 2010. The required initial funding for the new entity, estimated by the parties at $1.4 million, will be provided by the two PRC companies, although Milestone will determine the proposed uses of their contribution. The Company believes that this new joint venture represents a significant step forward in Milestone’s efforts to have its innovative computer-controlled drug delivery technology adapted for medical usage worldwide.

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
Since its market introduction in the spring of 2007, the STA System has received rave reviews and awards from the dental industry. In July 2007, noted industry publication Dentistry Today featured the STA System as one of the “Top 100 Products in 2007,” helping to promote much broader recognition of the instrument and validating STA‘s value proposition for dentists and patients, alike. In early 2008, Medical Device & Diagnostic Industry magazine distinguished the STA System as a 2008 Medical Design Excellence Award winner in the “Dental Instruments, Equipment and Supplies” product category. Of the 33 products to receive this coveted award, the STA was one of only two winning products that serve dental practitioners. In December 2008, Milestone continued to win broad acclaim for the STA System by winning a “Townie Choice Award”. The “Townie Choice” awards were originally started by Dr. Howard Darran and Farran Media, publisher of Dentaltown Magazine, to assist dentists in making product purchasing decisions, and are considered the “people’s choice” of the products and services available to the dental industry today. That same month, the STA System was also named as a Dental Products Report “Top 100 2008 Product of Distinction.”
CompuDent®
CompuDent (also known as the Wand Plus® in Europe) is Milestone’s proprietary, patented Computer-Controlled Local Anesthetic Delivery (C-CLAD) system and predecessor of the STA System. CompuDent delivers anesthesia at a precise and consistent rate below a patient’s pain threshold. Over the years, CompuDent has been widely heralded as a revolutionary device, considered one of the major advances in dentistry in the 20th Century. The instrument has been favorably evaluated in more than 50 peer reviewed or independent clinical research reports. CompuDent, including its ergonomically designed single-use handpieces (The Wand®), provides numerous, well documented benefits:
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
The Wand®
The Wand handpiece is used in conjunction with the STA, CompuDent and CompuMed systems. It is an ergonomically designed and patented handpieces that enables all traditional and newer injections, such as AMSA, P-ASA and Modified-PDL, to be more comfortable and easier to deliver. Moreover, the pen-like grasp of The Wand allows bi-directional rotation during injection, which prevents needle deflection that occurs with a traditional syringe. A straighter path results in a more accurate injection, meaning fewer missed mandibular blocks, and more rapid onset of anesthesia. Missed blocks are reported in the literature to occur 30% of the time. This raises both patient anxiety and difficulties for the dentists in managing their business. While awaiting profound anesthesia, the dentist is losing time and money.
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
Competition
Milestone’s proprietary, patented Computer-Controlled Local Anesthesia Delivery (C-CLAD) systems compete with disposable and reusable syringes that generally sell at lower prices and that use established and well-understood methodologies in both the dental and medical marketplaces.
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

Patents and Intellectual Property
Milestone holds the following U.S. utility and design patents:

	U.S. PATENT	DATE OF
	NUMBER	ISSUE
Computer Controlled Drug Delivery Systems
Hypodermic Anesthetic Injection Apparatus & Method	5,180,371	1/19/1993
Dental Anesthetic and Delivery Injection Unit	6,022,337	2/8/2000
Design for a Dental Anesthetic Delivery System Holder	D422,361	4/4/2000
Design for a Dental Anesthetic Delivery System Housing	D423,665	4/25/2000
Design for a Dental Anesthetic Delivery System Handle	D427,314	6/27/2000
Cartridge Holder for Injection Device	6,132,414	10/17/2000
Dental Anesthetic Delivery Injection Unit	6,152,734	11/28/2000
Microprocessor-controlled Fluid Dispensing Apparatus	6,159,161	12/12/2000
Pressure/Force Computer Controlled Drug Delivery System	6,200,289	3/13/2001
Dental Anesthetic and Delivery Injection Unit with Automated Rate Control	6,652,482	11/25/2003
Pressure/Force Computer Controlled Drug Delivery System with Exit Pressure	6,786,885	9/14/2004
Pressure/Force Computer Controlled Drug Delivery System with Automated Charging	6,887,216	5/3/2005
Drug Delivery System with Profiles	6,945,954	9/20/2005
Cartridge Holder for Anesthetic and Delivery Injection Device	D558,340	12/25/2007
Design for Drive Unit for Anesthetic	D566,265	4/8/2008
Design for Drive Unit for Anesthetic	D579,540	10/28/2008
Drug Infusion Device with Tissue Identification Using Pressure Sensing	7,449,008	11/11/2008
Computer Controlled Drug Delivery Systems with Pressure Sensing	7,618,409	11/17/2009
Hand Piece for Fluid Administration	7,625,354	12/1/2009
Engineered Sharps Injury Protection Devices
Handpiece for Injection Device with a Retractable and Rotating Needle	6,428,517	8/6/2002
Safety IV Catheter Device	6,726,658	4/27/2004
Safety IV Catheter Infusion Device	6,905,482	6/14/2005
Handpiece for Injection Device with a Retractable and Rotating Needle	6,966,899	11/22/2005
Other
Self-Sterilizing Hypodermic Syringe and Method	5,693,026	12/2/1997
During the 2009 and 2008 fiscal years, Milestone expensed $241,318 and $168,516, respectively, on research and development activities. The higher costs incurred in 2009 were primarily associated with the continued development of the Single Tooth Anesthetic (STA) delivery system and continuing efforts on developing medical products utilizing the CompuFlo technology.
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
Employees
On December 31, 2009, Milestone had a total of 14 employees, consisting of two executive officers, a director of International and Professional Relations, a director of engineering, five sales representatives (field and internal), two customer service representatives, a staff accountant, a bookkeeper and an administrative manager. Milestone also has a full time consultant who serves as a Director of Clinical Affairs.
Item 1A. CERTAIN RISK FACTORS THAT MAY AFFECT GROWTH AND PROFITABILITY
The following factors may affect the growth and profitability of Milestone and should be considered by any prospective purchaser or current holder of Milestone’s securities:
Milestone has no history of profitable operations. Continuing losses could exhaust capital resources and force us to discontinue operations.
For the years ended December 31, 2009 and 2008, revenues were approximately $8.5 million and $6.6 million, respectively. In addition, Milestone has had losses for each year since the commencement of operations, including net losses of approximately $1.5 million and $1.2 million for 2009 and 2008, respectively. At December 31, 2009, Milestone had an accumulated deficit of approximately $58.8 million. At December 31, 2009, the Company had cash and cash equivalents $1,029,129 and working capital of $1,626,073. Additionally, in 2009, the Company converted the $1.3 million Line of Credit into 822,785 shares of common stock at a conversion price of $1.58 per share. In 2008, the Company had also borrowed $450,000 as a Long Term Note. Both the Line of Credit and the Long Term Note were loaned from a stockholder, as discussed in Note H to the Financial Statements. The Company achieved positive cash flow in 2009 and expects to continue the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses.
As of December 31, 2009, the Company believes that it has sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. However, if the Company requires a need for a higher level of marketing and sales effort, or if the Company is unable to generate positive cash flows from its operating activities, it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that additional capital can be raised on the terms and conditions satisfactory to the Company, if at all. If additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost savings measures, any of which might negatively affect the Company’s operating results.
The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.

Milestone cannot become successful unless it gains greater market acceptance for its products and technology.
As with any new technology, there is substantial risk that the marketplace will not accept the potential benefits of this technology or be unwilling to pay for any cost differential with the existing technologies. Market acceptance of CompuDent, STA System, the SafetyWand, CompuMed and CompuFlo depends, in large part, upon the ability to educate potential customers of the product’s distinctive characteristics and benefits and will require substantial marketing efforts and expense. More than 30,000 instruments of the CompuDent and its predecessors have been sold worldwide since 1998. Since being introduced to market in February 2007, more than 3,974 instruments of the STA System have been sold. Milestone cannot assure that its current or proposed products will be accepted by practitioners or that any of the current or proposed products will be able to compete effectively against current and alternative products.
The Company’s limited distribution channels must be expanded in order to become successful.
Future revenues depend on the Company’s ability to market and distribute its computer-controlled injection products successfully. In the U.S., Milestone relies on several independent dental distributors, an outside sales representative group, and a team of clinical product specialists comprised of practicing dental hygienists who help to educate, train and sell our products to dental practitioners in key U.S. markets. Abroad, Milestone lacks appropriate distribution in many markets. To be successful, the Company will need to engage additional distributors, provide for their proper training and ensure adequate customer support. In the spring of 2009, the Company signed an Exclusive Distribution and Marketing Agreement with China National Medicines Corporation, dba Sinopharm, which is China’s largest domestic manufacturer, distributor and marketer of pharmaceuticals and importer of medical devices and the country’s largest domestic distributor of dental anesthetic carpules to the Chinese dental industry. Prior to the end of 2009, China National Medicines issued Milestone a blanket purchase order for 12,000 STA units to be delivered over 36 months, thereby marking the Company’s initial penetration into China’s emerging dental market. Milestone cannot assure that it will be able to hire and retain an adequate sales force or engage suitable distributors, or that the sales force or distributors will be able to successfully market and sell the products.
Milestone depends on three principal manufacturers. If the Company cannot maintain its existing relationships or develop new ones, it may have to cease operations.
Milestone has informal arrangements with the manufacturer of the STA System, CompuDent and CompuMed instruments and with one of the principal manufacturers of the handpieces, for those instruments, respectively. Pursuant to the informal arrangements, they manufacture these products under specific purchase orders without minimum purchase commitment. However, in November 2009, the Company issued a purchase order to Tricor Corporation to manufacture 12,000 STA Systems, over the next three years. Milestone has a manufacturing agreement with one of the principal manufacturers of its handpieces pursuant to which they manufacture products under specific purchase orders but without minimum purchase commitments. Milestone has been supplied by the manufacturer of the STA System, CompuDent and CompuMed since the commencement of production in 1998, one of the manufacturers of its handpieces since 2002 and the other manufacturer of handpieces since 2003. However, termination of the manufacturing relationship with any of these manufacturers could significantly and adversely affect the ability to produce and sell the products. Though Milestone has established an alternate source of supply for the handpieces in China and other alternate sources of supply exist, Milestone would need to recover its existing tools or have new tools produced to establish relationships with new suppliers. Establishing new manufacturing relationships could involve significant expense and delay. Any curtailment or interruptions of the supply, whether or not as a result or termination of the relationship, would have an adverse affect.
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
Milestone relies on the continuing services of the Chief Executive Officer and Director of Clinical Affairs.
Milestone depends on the personal efforts and abilities of the Chief Executive Officer and the Director of Clinical Affairs. Milestone maintains a key man life insurance policy in the amount of $1,000,000 on the life of the Chief Executive Officer. However, the loss of his services or Director of Clinical Affairs, on whom Milestone maintains no insurance, could have a materially adverse effect on the business.
The market price of Milestone’s common stock has been volatile and may continue to fluctuate significantly because of various factors, some of which are beyond the Company’s control.
Milestone’s stock price has been extremely volatile, fluctuating over the last two years between closing prices of $.20 and $1.86. The market price of common shares could continue to fluctuate significantly in response to a variety of factors, some of which may be beyond the Company’s control.

Milestone is controlled by a limited number of shareholders.
Milestone’s principal shareholders, Leonard Osser and K. Tucker Andersen, beneficially own 33.6% of the issued and outstanding shares of common stock. As a result, they have the ability to exercise substantial control over the Company’s affairs and corporate actions requiring shareholder approval, including electing directors, selling all or substantially all of the assets, merging with another entity or amending its certificate of incorporation. This de facto control could delay, deter or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for the Company’s securities.
Future sales or the potential for sale of a substantial number of shares of Milestone’s common stock could cause the trading price of common stock and warrants to decline and could impair the Company’s ability to raise capital through subsequent equity offerings.
Sales of a substantial number of shares of Milestone’s common stock in the public markets, or the perception that these sales may occur, could cause the market price of the stock to decline and could materially impair its ability to raise capital through the sale of additional equity securities. At December 31, 2009, Milestone had outstanding options and warrants to purchase 1,650,141 shares of common stock at prices ranging from $0.25 to $5.00 per share with a weighted average exercise price of $3.80. Holders of these warrants and options are given the opportunity to profit from a rise in the market price of the common stock and are likely to exercise their securities at a time when the Company would be able to obtain additional equity capital on more favorable terms. Thus, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected, since the holders of outstanding options and warrants can be expected to exercise them at a time when Milestone would, in all likelihood, be able to obtain any needed capital on terms more favorable than the exercise terms provided by such outstanding securities. The market price of the common shares has been volatile and may continue to fluctuate significantly because of various factors, some of which are beyond the Company’s control.
In the first and second quarters of 2009, 2,227,946 warrants to issue the equivalent number of shares of the Company’s common stock at an exercise price of $4.89 expired.
Implementation of procedures to comply with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be so costly that compliance could have an adverse effect on the Company.
The Management of the Company has assessed the effectiveness of internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company complied with Sarbanes-Oxley requirements to include in the annual report a management report on the effectiveness of the internal control over financial reporting. However, this annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. In 2005, Milestone hired an outside consultant to assist with the development and implementation of the necessary internal controls and reporting procedures. In 2009 and 2008, the Company utilized the outside consultant on a quarterly basis to review compliance with the internal controls over financial reporting. This expense amounted to $37,773 and $71,478 in 2009 and 2008, respectively and the cost is expected to continue in 2010.
Item 1B. Unresolved Staff Comments
None.

Item 2. Description of Property
The headquarters for the Company is located at 45 Knightsbridge Road in Piscataway, New Jersey. The Company leases approximately 2,700 square feet of office space. The lease term expires July 14, 2011 at a monthly cost of $4,278 which Milestone believes to be competitive. The Company is currently in the process of reviewing the current lease and negotiating with the landlord for possible extension of the lease term. Additionally, the Company leases approximately 6,300 square feet of office space at 220 South Orange Avenue in Livingston, New Jersey. The lease term expires June 30, 2014 at a monthly cost of $6,942 which Milestone believes to be competitive. Additionally, Milestone leases a corporate apartment in Maplewood, NJ. The lease expires in November 2010 at a monthly cost of $4,000. The leased offices space is in good condition. A third party distribution and logistics center in Pennsylvania handles shipping and order fulfillment on a month-to-month basis.
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
Item 4. (Removed and Reserved)

PART II
Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
Market Information
Milestone’s Common Stock is traded on the OTC Bulletin Board (“OTCBB”) under the symbol “MLSS”. Milestone’s warrants were traded on the OTCBB under the symbol “MLSSW” until February 2009, when the warrants expired. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.
Common Stock
The following table sets forth the high and low sales prices of the Common Stock, as quoted by the OTCBB

	HIGH	LOW
2009
First Quarter	$0.75	$0.37
Second Quarter	$0.70	$0.25
Third Quarter	$1.30	$0.45
Fourth Quarter	$1.85	$0.83
2008
First Quarter	$1.57	$0.75
Second Quarter	$1.05	$0.56
Third Quarter	$0.80	$0.30
Fourth Quarter	$0.40	$0.20
Holders
According to the records of the transfer agent, there were approximately 67 and 54 shareholders of record of the common stock as of December 31, 2009 and 2008. However, the Company believes that there are approximately 2,500 and 2,400 beneficial owners of the Company’s common stock at December 31, 2009 and 2008, respectively.
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
Item 6. Selected Financial Data
Milestone is a “smaller reporting company” as defined by Regulations S-K and as such, is not providing the information contained in this item pursuant to Regulation S-K.
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

OVERVIEW
During 2009, we remained focused on advancing efforts to achieve our two primary objectives; those being:
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
Second Annual Symposium on C-CLAD
In addition to winning noted acclaim among leading dental publications, our award winning STA System has also been gaining the support of many of the world’s leading dental practitioners and key opinion leaders. In February 2008, we hosted the First International C-CLAD Symposium in New Orleans, welcoming a distinguished panel of dental experts who gathered to discuss advancements in the scientific and clinical practice communities toward the common goal of advancing the science, knowledge and art of C-CLAD in dentistry. The forum yielded a number of ideas on how we can integrate the STA System not only into dental school curricula, but also extends messaging regarding its many unique benefits to the dental community and patients alike.
On May 1 through 3, 2009, we hosted the Second International Annual Symposium on C-CLAD in Amelia Island, Florida. Stanley Malamed, DDS, Professor of Anesthesia & Medicine at the University of Southern California, School of Dentistry, again served as Chairman of the invitational event. With attendance triple that of 2008, this year’s Symposium covered a broad range of C-CLAD related topics including:
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
In early 2010, we expect to publish and broadly distribute more than 100,000 copies of a comprehensive monograph reflecting the topics discussed at the Symposium and a consensus on the attendees’ attitudes, ideas and suggestions relating to promoting global industry adoption of C-CLAD technologies as the new standard of care for administering dental injections.

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
Global Distribution Network
The STA System and related hand pieces are marketed to the dental industry in the United States and Canada by many of the nation’s leading dental supply companies, including Henry Schein, Inc., Patterson Dental Supply, Atlanta Dental, Benco Dental, Burkhart Dental, Cedar Dental, Darby Dental Supply, Dental Health Products, Goetze Dental, Iowa Dental, Nashville Dental, Newark Dental and Parkway Dental. In Canada, our independent distributors include Dental 2000, Mediclub, Specialty Dental and WD Canada.
Collectively, our domestic network has more than 4,517 independent sales representatives trained to sell the STA System and related handpieces to dentists throughout North America.
On the global front, we also have granted exclusive marketing and distribution rights for the STA System to select dental suppliers in various international regions in Asia, Africa and Europe. They include Istrodent in South Africa and Unident in the Scandinavian countries of Denmark, Sweden, Norway and Iceland.
In April 2009, we signed an Exclusive Distribution and Marketing Agreement with China National Medicines Corporation, d/b/a Sinopharm, which is China’s largest domestic manufacturer, distributor and marketer of pharmaceuticals and importer of medical devices and the country’s largest domestic distributor of dental anesthetic carpules to the Chinese dental industry. Prior to the end of 2009, China National Medicines issued Milestone a blanket purchase order for 12,000 STA units to be delivered over 36 months, thereby marking the Company’s initial penetration into China’s emerging dental market.
According to a report published by the U.S. Department of Commerce, titled “China’s Emerging Markets: Opportunities in the Dental and Dental Lab Industry,” China’s dental market lags behind other healthcare services and has largely been neglected in the past. In fact, CS Market Research reports that “of China’s 1.3 billion plus population, 50% of the adults and 70% of the children are estimated to have decayed tooth problems, and over 90% have periodontal disease.” However, with increasing affluence of the Chinese population, as well as increasing attention towards personal care, demand for dental services has been growing. Market research firm Freedonia agrees, noting that demand for dental products in China is expected to climb to 21.5 billion RMB (US$3.15 billion) by 2012, due primarily to escalating personal income levels and government programs promoting awareness of the benefits of good oral care.
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

The following table shows a breakdown of Milestone’s product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Twelve Months Ended December 31,
	2009		2008
DOMESTIC
Instruments	$1,786,435	33.2%	$914,431	21.1%
Handpieces	3,507,410	65.2%	3,373,159	77.7%
Other	84,577	1.6%	54,097	1.2%

Total Domestic	$5,378,422	100.0%	$4,341,687	100.0%

INTERNATIONAL
Instruments	$1,390,317	43.8%	$695,513	30.9%
Handpieces	1,769,682	55.8%	1,550,992	68.8%
Other	10,639	0.4%	7,333	0.3%

Total International	$3,170,638	100.0%	$2,253,838	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$5,378,422	62.9%	$4,341,687	65.8%
International	3,170,638	37.1%	2,253,838	34.2%

Total Product Sales	$8,549,060	100.0%	$6,595,525	100.0%

The Company earned gross profits of 60% in the years ended December 31, 2009 and 2008, respectively. However, the revenues and related gross profits have not been sufficient to support overhead, new product introduction and research and development expenses. Although the Company anticipates expending funds for research and development in 2010, these amounts will vary based on the operating results for each quarter. The Company has incurred operating losses and negative cash flows from operating activities since its inception, except 2009. The Company at December 31, 2009 expects to have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. The Company achieved positive cash flows from operating activities in 2009, through increase in revenue, assessment of current contracts and current negotiations and reduction in operating expenses. If positive cash flow cannot continue or if additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing for existing dental products or adopt other cost saving measures, any of which might negatively affect the Company’s operating results.
In 2010, the Company plans to further support increased sales and marketing activity through trade show appearances, refined and directed advertising to dental professionals, and costs associated with supporting of our global distribution network.
Current Product Platform
Milestone has developed and in some cases brought to market a highly differentiated portfolio of industry innovations. Specifically, Milestone’s proprietary solutions for application in professional dentistry and a wide range of medical applications include:
•
STA Single Tooth Anesthesia System™ (STA System) — In February of 2007, Milestone introduced to market the STA System, a patented C-CLAD system that incorporates the “pressure force feedback” elements of Milestone’s patented CompuFlo technology, thereby allowing dentists to administer injections accurately and painlessly into the periodontal ligament space, effectively anesthetizing a single tooth. The STA System is also capable of performing all of the injections that can be done with a conventional dental syringe, including the palatal-anterior superior alveolar, anterior middle superior alveolar and inferior alveolar nerve block. The STA System achieves all of these injections predictably and reliably including the Periodontal-Intraligamentary injection (Single Tooth Anesthesia) that provides an almost immediate onset of profound anesthesia to a single tooth. Milestone received FDA 510(k) Pre-market Notification acceptance in August 2006 and was granted a CE Mark by European regulatory authorities in June 2007.

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

In December 2009, Milestone announced that it signed an Agreement of Intent with China National Medicines Corporation, Ltd. and Yichang Humanwell Pharmaceutical Co. Ltd., both incorporated in the People’s Republic of China (PRC), to develop intra-articular and epidural drug delivery instruments utilizing Milestone’s patented CompuFlo technology. Milestone and its two PRC joint venture partners will establish a new joint venture entity for this purpose in 2010. The required initial funding for the new entity, estimated by the parties at $1.4 million, will be provided by the two PRC companies, although Milestone will determine the proposed uses of their contribution. The Company believes that this new joint venture represents a significant step forward in Milestone’s efforts to have its innovative computer-controlled drug delivery technology adapted for medical usage worldwide.
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

Results of Operations
The following table sets forth for the consolidated results of operations for the year ended December 31, 2009 compared to 2008 as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results:

	Twelve Months Ended
	December 31, 2009		December 31, 2008

Products sales, net	$8,549,060	100%	$6,595,525	99%
Royalty income	—	0%	28,282	1%

Total revenue	8,549,060	100%	6,623,807	100%

Cost of products sold	3,458,279	40%	2,681,116	40%

Gross Profit	5,090,781	60%	3,942,691	60%

Selling, general and administrative expenses	6,952,976	81%	5,502,762	83%
Research and development expenses	241,318	3%	168,516	3%

Operating expenses	7,194,294	84%	5,671,278	86%

Loss from operations	(2,103,513)	-25%	(1,728,587)	-26%
Other income	573,428	7%	541,133	8%

Net loss	$(1,530,085)	-16%	$(1,187,454)	-18%

Year ended December 31, 2009 compared to year ended December 31, 2008
Total revenues for the twelve months ended December 31, 2009 and 2008 were $8,549,060 and $6,623,807 (product sales of $6,595,525 and royalty income of $28,282 in 2008), respectively. The total increase in product sales of $1,953,535, or 30%, is a direct result of the continued implementation of the new sales distribution model (non-exclusive distribution) along with improvement in the international market. The increase in sales volume of domestic instruments by $872,004, or 95% in 2009 over 2008, was directly related to a wider distributor base and direct marketing of our product at national and regional industry trade shows. In the domestic market, handpiece sales increased by $134,251, ($177,685 decrease in CompuDent sales, $311,936 increase in STA) or 4%. The CompuDent handpiece sales decrease in the domestic market is not specifically attributable to any marketing or sales deemphasizing of the product category. Rather it maybe attributable to our customers purchasing handpieces on a just in time basis, due the general economic conditions and a shift in purchasing to the STA System and handpieces, as a product requires replacement. On the international scene, instrument sales increased in 2009 over 2008 by $694,804, or 100%, principally due to the increase in STA instruments ($645,442), while CompuDent units also measured an increase of $49,362. The increase in handpiece sales internationally was $218,690 or 14% due to an increase in sales of STA handpieces of $221,868 and a minor decrease in sales of CompuDent handpieces ($3,178)
Royalty income resulted from granting United Systems Inc. a license to manufacture, market, and sublicense a Tooth Whitening System to the consumer market. Royalty income for the years ended December 31, 2009 and 2008, respectively, was $0 and $28,282. In January 2009, the Company abandoned its rights to a portfolio of technology centered around the use of blue light emitting diodes (LED) for a variety of dental treatments and diagnostic applications. At the same time, the Company terminated its license agreement for the use of the technology with United Systems Inc. There were no costs or expenses related to this abandoning of rights or the termination of the licensee agreement.
Cost of products sold for the years ended December 31, 2009 and 2008 were $3,458,279 and $2,681,116, respectively. The $777,163 increase in product cost or 29% is primarily attributable to the market rise in sales volume. Slow moving and overstocked inventories totaling approximately $36,000 and $82,000 were charged off to cost of products sold during the year ended December 31, 2009 and 2008, respectively.
For the year ended December 31, 2009, Milestone’s gross profit dollars increased by 29% over the prior year ended December 31, 2008, due to significantly increased sales volume. Milestone generated a gross profit of $5,090,781, or 60% in 2009 as compared to a gross profit of $3,942,691, or 60% in 2008. The total dollar increase in gross profit was $1,148,090 in 2009.
Selling, general and administrative expenses for the years ended December 31, 2009 and 2008 were $6,952,976 and $5,502,762, respectively. The $1,450,214, or 26%, net increase was focused into a several expense categories. Sales and Marketing expense increased in 2009 by $242,446. This increase was primarily in the areas of media placement $65,563, marketing key opinion leaders and also promotions at trade shows (national and regional). Payroll expenses increased by $199,745, principally due to an increase in Achievement Bonus for the Chief Executive Officer of approximately $290,000 and in increase in stock based compensation of approximately $100,000 due to officers stock options issued in December 2009, offset by salary and deferred compensation expense of approximately $104,000. Legal and patent expenses increase by $86,309 in the aggregate due to general litigation expenses and customary patent annuity payments. General and administrative expenses increased by $805,824 due to payment of an international commission of $262,167 (effective July 1, 2009), increased royalties of $194,778 as a result of increased sales volume, an international travel expense increase of $61,317, directly related to our current and future sales growth, business consulting and success fees for domestic and international business of $363,463. In addition, the Company realized expense reductions in the areas of professional accounting and audit fees of $78,797, reduced insurance costs of $28,957, and savings in the area of proxy and regulatory electronic filing expenses of $23,017.

Research and development expenses for the years ended December 31, 2009 and 2008 were $241,318 and $168,516, respectively. The increase of $72,802 was attributable to research on the development of a C-CLAD device(s) for the medical field and clinical studies on the STA System.
The loss from operations for the years ended December 31, 2009 and 2008 was $2,103,513 and $1,728,587, respectively. The $374,926, or 22% increase in loss from operations is explained above.
Interest expense for the years ended December 31, 2009 and 2008 was $154,027 and $116,374, respectively and amortization of debt issuance for the same years was $53,300 and $27,446, respectively. The interest expense is related to the Line of Credit and Long Term Note. See Note H to the Financial Statements.
Other Income includes $777,609 and $675,930 in 2009 and 2008, respectively, and represents the sale of tax credits under the New Jersey Technology Business Tax Certificate Program, for the respective periods.
For the reasons explained above, net loss for the year ended December 31, 2009 was $1,530,085 as compared to a net loss of $1,187,454 for the year ended December 31, 2008. The $342,631, or 29%, increase in net loss is primarily a result of a significant increase in Gross Margin dollars ($1,148,090) offset by an increase in Selling General and Administrative expenses of $1,450,214.
Liquidity and Capital Resources
As of December 31, 2009, the Company had cash and cash equivalents of $1,029,129 and working capital of $1,626,073. The working capital increased by $93,385 from December 31, 2008. Net current assets increased by approximately $446,000, principally in cash ($286,000), accounts receivable ($138,000) and inventories ($85,000) offset by a decrease in advances to contract manufacturers ($98,000). Current liabilities increased by net $353,000, principally due to an increase in accounts payable of approximately $325,000, relating to increases in inventory purchases and advances of approximately $171,000, royalty payments of $113,000 and consulting fees of $69,000, and an increase in accrued expenses, ($28,000). The Company has taken positive steps to maintain adequate inventory levels and advances to contract manufacturers to maintain available inventory to meet our increasing domestic and international sales requirements. Milestone incurred net losses of $1,530,085 and $1,187,454 for the year ended 2009 and 2008, respectively. Cash flows from operating activities for the year ended December 31, 2009 was a positive $402,951 and for the year ended December 31, 2008 was a negative $442,006.
For the year ended December 31, 2009, net cash provided in operating activities was $402,951. This was attributable primarily to a net loss of $1,530,085 adjusted for noncash items of $1,670,764 and changes in operating assets and liabilities of $262,270. The increase in noncash items in 2009 of $1,163,482 as compared to 2008 is principally due the increase in Common Stock issued for compensation; consulting and vendor services ($1,093,821) and amortization of debt discount ($25,854).
For the year ended December 31, 2009, Milestone used $144,353 in investing activities, primarily attributable to legal fees related to payment for patent rights.
As of December 31, 2008, Milestone recorded on the Balance Sheet a $1.3 million, Line of Credit from a stockholder. The borrowings required a one percent fee at the date of borrowing and an interest rate of six percent per annum, payable at the maturity of the note. In December 2009, the Company converted the $1.3 million Line of Credit into 822,785 shares of Common Stock at a price of $1.58 per share. There were no additional expenses related to the conversion of the Line of Credit. The Company borrowed an additional $450,000 from the same shareholder in 2008. In December 2008, the Company refinanced the $450,000 note, extending the due date to June 30, 2012. The $450,000 Note is classified as a Long Term Note Payable on the Balance Sheet at December 31, 2009. See Note H — Line of Credit to the Financial Statements.
The Company has incurred operating losses and negative cash flows from operating activities since its inception, except for 2009. However, the Company achieved positive cash flow in 2009 and expects to continue the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. The Company continues to pursue the generation of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of December 31, 2009, the Company believes that it has sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. However, if the Company requires a need for a higher level of marketing and sales effort, or if the Company is unable to continue generating positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to continue to achieve positive operating cash flows or that additional capital can be raised on the terms and conditions satisfactory to the Company if at all. If additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost savings measures, any of which might negatively affect the Company’s operating results.

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
Contractual Obligations
The impact of the contractual obligations at December 31, 2009, expected on the liquidity and cash flows in future periods, is as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years
Long-term debt obligations	$450,000	$—	$450,000	$—
Capital lease obligations	—	—	—	—
Operating lease obligations	454,633	156,278	173,397	124,958
Purchase obligations (1)	7,542,499	4,034,739	3,507,760	—

Total	$8,447,132	$4,191,017	$4,131,157	$124,958

(1)	Purchase obligations include agreements for the purchase of units and handpieces.
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
Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2009 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

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
Milestone management assessed the effectiveness of its system of internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment and the criteria set forth by COSO, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.
This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
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
The current executive officers and directors of Milestone and their respective ages as of March 10, 2010 are as follows:

NAME	AGE	POSITION	DIRECTOR SINCE
Leslie Bernhard (2)	66	Chairman of the Board	2003
Leonard A. Osser	63	Chief Executive Officer	1991
Joseph D’Agostino	58	Chief Financial Officer
Pablo Felipe Serna Cardenas (2)	34	Director	2006
Leonard M. Schiller(1)(2)	68	Director	1997
Jeffrey Fuller(1)	64	Director	2003

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee
Key Personnel
The following are the names of individuals who are not executive officers of Milestone but are deemed key personnel of Milestone, their respective ages and positions as of March 16, 2010:

NAME	AGE	POSITION
Eugene Casagrande, D.D.S.	66	Director of Professional Relations
Mark Hochman, D.D.S.	52	Director of Clinical Affairs
Leslie Bernhard, Chairman of the Board
In October 2009, Leslie Bernhard assumed the position of Chairman of the Board, filing a position left vacant by Mr. Osser who assumed the position of Chief Executive Officer. Leslie Bernhard has served as an Independent Director of Milestone since May 2003 and was named Chairman of the Board in September of 2009. She co-founded AdStar, Inc. and since 1986 has served as its President, Chief Executive Officer and Executive Director. AdStar is an application service provider for the newspaper classified advertising industry. She served on the Board of Directors of Universal Power Group (AMEX:UPG) of Dallas, Texas and have done so since 2006. Ms. Bernhard’s professional experience and background with AdStar and with us, as one of our directors since 2003, have given her the expertise needed to serve as chairman of the Board.
Leonard Osser, Chief Executive Officer
In March of 2009, Mr. Osser assumed the position of Milestone’s Acting Chief Executive Officer. Mr. Osser in September 2009 resigned as Chairman of the Company and assumed the position of Chief Executive Officer. He served as the Company’s Chairman from 1991 until September of 2009, and from 1991 and 2007, was Chief Executive Officer of the Company. From 1980 until the consummation of Milestone’s public offering in November 1995, Mr. Osser was primarily engaged as the principal owner and Chief Executive Officer of U.S. Asian Consulting Group, Inc., a New Jersey-based provider of consulting services specializing in distressed or turnaround situations in both the public and private markets.
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
Dr. Eugene Casagrande, Director of International & Professional Relations
Since 1998, Dr. Casagrande has served as Director of International and Professional Relations, charged with pursuing a broad range of clinical and industry-related strategic business opportunities for the Company. He has also lectured both nationally and internationally at over 35 dental schools and in over 22 countries on Computer-Controlled Local Anesthesia Delivery. Dr. Casagrande is past president of the California State Board of Dentistry and the Los Angeles Dental Society and is a Fellow of the American and International Colleges of Dentists and has served on the faculty of the University of Southern California, School of Dentistry.
Leonard M. Schiller, Director
Mr. Schiller has been a director of Milestone since April 1997. Mr. Schiller has been a partner in the Chicago law firm of Schiller, Klein & McElroy, P.C. since 1977. He has also been President of The Dearborn Group, a residential property management and real estate acquisition company since 1980. Mr. Schiller became a Director of the Gravitas Cayman Corporation in February 2010. Gravitas Cayman Corporation is an Investment Fund. Mr. Schiller’s professional experience and background as an attorney and a partner of a law firm and with us, as one of our directors since 1997, have given him the expertise needed to serve as one of our directors.
Jeffrey Fuller, Director
Mr. Fuller has been a director of Milestone since January 2003. Mr. Fuller has been president and owner of two municipal water supply systems, Hudson Valley Water Co. and Lake Lenape Water Co. since 1983 and in addition has been an executive recruiter since 1995. Early in his career, for a period of two years, he was an auditor with Arthur Andersen LLP, and thereafter, for four years, a senior internal auditor with the Dreyfus Corp. Mr. Fuller has been an adjunct professor since 2002-2004 at Berkeley College, NY, teaching several courses including Accounting. Mr. Fuller has not been involved in any legal proceedings and has not been a director of any other business entity in the past 10 years.
Pablo Felipe Serna Cardenas, Director
Mr. Serna Cardenas has been a director of Milestone since June 2006. He is the founder of SPOT Investments, a European-based financial services firm. Previously, from 2001 to 2005, he was a director and Senior Manager at Dynamic Decisions Group Ltd, an equity research and valuation consulting firm. In that capacity, Mr. Serna Cardenas led the corporate finance team at Dynamic Decisions in investment banking and project valuation consulting. Prior to joining Dynamic Decisions, from 1999-2001, Mr. Serna Cardenas served as an associate with Real Options Group. Real Options Group is an international academic research center consulting to business entities. Before joining Real Options Group, Mr. Serna Cardenas was the general manager with Estudios, Consultorias y Asesorias Financieras, a Financial Consulting firm in Columbia. He has been a director of Pairstech Fund, a UK hedge Fund since 2008. Mr. Cardenas’ professional experience and background as an entrepreneur and as a financial consultant and with us, as one of our directors since 2006, have given him the expertise needed to serve as one of directors.
Milestone’s Board of Directors has established compensation and audit committees. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all the officers of Milestone, reviews general policy matters relating to compensation and benefits of employees of Milestone, and administers the issuance of stock options to Milestone’s officers, employees, directors and consultants. All compensation arrangements between Milestone and its directors, officers and affiliates are reviewed by the Compensation Committee; two of the members are independent directors. The Audit Committee meets with management and Milestone’s independent auditors to determine the adequacy of internal controls and other financial reporting matters. The Board of Directors has determined that Jeffrey Fuller qualifies as an Audit Committee Financial Expert pursuant to Item 407 (d)(5) of Regulation S-B. Mr. Fuller is independent, as that term is defined in the listing standards of the NYSE Alternext.

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
To the best of Milestone’s knowledge, based solely on review of the copies of such forms furnished to Milestone, or written representations that no other forms were required, Milestone believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) shareholders were complied with during 2009.
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
Item 11. Executive Compensation.
The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2009 and 2008 by (i) Milestone’s CEO and (ii) the most highly compensated executive officers, other than the CEO who were serving as executive officers at the end of the 2009 fiscal year and whose salary as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”).
SUMMARY OF COMPENSATION TABLE

						Other		Option
NAME AND PRINCIPAL POSITION	YEAR	Salary		Bonuses		Compensation		Awards (2)		Total
Leonard A. Osser Chief Executive Officer-effective 9-1-2009	2009	$300,000		$400,000	(1)			$298,734		$998,734
Chairman of the Board	2008	$200,000	(1)	—		$18,408	(1)	$—		$218,408

Joe W. Martin	2009	$—	(3)	$—		$—		$—		$—
Chief Executive Officer	2008	$300,000		$70,000		$3,696		$80,000	(2)	$453,696

Joseph D’Agostino	2009	$171,600		$25,000	(4)	$—		$135,975		$332,575
Chief Financial Officer	2008	$165,000		$28,000		$2,737				$195,737

(1)
Includes $200,000 and $100,000 in deferred compensation in 2009 and 2008, respectively, in accordance with his employment agreement to be paid in common stock and not paid until the termination of the agreement in 2014 (under new employment agreement) or thereafter, if further extended. Other compensation represents payments made for health insurance coverage.

(2)
The amounts in this column reflects the fair value of the options at date of grant. For details used in the assumption calculating the fair value of the option reward, see Note B to the Financial Statements for the year ended December 31, 2009, which is located on pages F-7 through F-11 of the Annual Report on Form 10-K. Compensation cost is generally recognized over the vesting period of the award. See the table below entitled “Outstanding Equity Awards at December 31, 2009.

(3)	Mr. Martin resigned from the Company effective March 31, 2009.

(4)	Includes $25,000 in deferred compensation in 2009, is accordance with agreement to be paid in common stock and not paid until the termination of his employment with the Company.
Employment Contracts
In March 2009, the Chairman assumed the position of Milestone’s Acting Chief Executive Officer. In September 2009 The Chairman stepped down as Chairman to fill the position of Chief Executive Officer. The Chief Executive Officer entered into a new employment agreement with the Company effective September 1, 2009. This new agreement suspends the previous agreement scheduled to terminate on December 31, 2012. The new agreement is for five years ending on August 31, 2014. The contract shall be extended for successive one-year periods, unless prior to August 1 of any year, either party notifies the other that he or it chooses not to extend the New Employment Term. As part of this agreement the Chairman relinquished the title and position of Chairman. Under the new agreement, the Chief Executive Officer will receive a base compensation of $300,000 per year. In addition, the CEO, may earn annual bonuses up to an aggregate of $400,000, payable one half in cash and one half in common stock, contingent upon achieving targets set for each year by the Compensation Committee of the Board of Directors of the Company.

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
In accordance with the employment contract, as of September 30, 2009 and January 1, 2008, 676,676 shares and 504,639 shares of common stock are to be paid out at the end of the contract in settlement of $925,000 as December 31, 2009 and $700,000 as of December 31, 2008 of accrued deferred compensation and, accordingly, such shares have been classified in stockholders’ equity with the common shares classified as to be issued.
Milestone entered into an agreement with a new Chairman effective October 1, 2009. The term of the contract is for a nine month period ending on June 30, 2010. Under this agreement the Chairman will receive a base compensation of $190,000 per year, payable $5,000 per month in cash starting in January 2010 and the remainder in stock issued at the closing price on September 1, 2009. 84,783 shares were issued in September 2009.
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

Outstanding Equity Awards at December 31, 2009
The following table includes certain information with respect to the value of all unexercised options previously awarded to the Named Executive Officers. There were no stock awards granted in 2009.

	2009 Options Awards	2009 Options Awards
	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised	Option Exercise	Option Expiration
Name	Options Exercisable	Options Unexercisable	Price ($)	Date
Leonard Osser	84,388	168,776	$1.74	12/17/2014

Joseph D’Agostino	—	60,000	$0.40	03/31/2014
	—	50,000	$1.15	09/01/2014
	—	50,000	$1.15	12/28/2014
	10,548	21,098	$1.58	12/17/2014
The above amounts for Mr. Osser do not include 666,667 Performance Options reserved for a special bonus for obtaining a three year purchase order for the sale of 12,000 STA Systems and related handpieces over a four year period. These options were reserved but will not be granted until specific performance targets are achieved. The options will be issued upon achievement of the specific target on a yearly basis. The exercise price of the options is $1.49 per share.
Compensation of Directors
Milestone paid no cash or stock based compensation to its directors in 2009 and 2008. On June 4, 2009 and June 5, 2008, Milestone awarded to each of its independent directors stock options expiring on June 4, 2014 and June 3,2013, respectively, for the purchase of 25,000 and 20,000 shares for each year respectively, of its common stock, one half of each grant was exercisable immediately and the remaining one half exercisable one year after the grant, at $0.55 and $0.74 per share for the options granted on June 4, 2009 and June 5, 2008, respectively, with respect to the years ending with Milestone’s 2009 and 2008 annual meeting.
The following table provides compensation information for the year ended December 31, 2009 and 2008 for each of the independent directors. Milestone does not pay any directors’ fees. Directors are reimbursed for the costs relating to attending board and committee meetings.
Director Compensation

	2009
Name	Option Awards (1)
Leonard M. Schiller	$13,750	(2)
Jeffrey Fuller	$13,750	(2)
Leslie Bernhard	$13,750	(2)
Pablo Felipe Serna Cardenas	$13,750	(2)

(1)	Amounts are calculated using the provisions of FASB ASC 718.

(2)	On June 4, 2009, each of Milestone’s independent directors was awarded options exercisable for 25,000 shares of common stock at $0.55 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table, together with the accompanying footnotes, sets forth information, as of March 10, 2010, regarding stock ownership of all persons known by Milestone to own beneficially more than 5% of Milestone’s outstanding common stock, Named Executives, all directors, and all directors and officers of Milestone as a group:

	March 10, 2010
	Shares of Common Stock		Percentage
Names of Beneficial Owner (1)	Beneficially Owned (2)		of Ownership
Executive Officers and Directors
Leonard Osser	2,283,253	(3)	15.44%
Joseph D’Agostino	236,700	(4)	*
Leonard Schiller	138,228	(5)	*
Pablo Felipe Serna Cardenas	75,000	(6)	*
Jeffrey Fuller	115,000	(7)	*
Leslie Bernhard	189,783	(8)	*
All directors & executive officers as group (7 persons)	2,646,572		17.89%
K. Tucker Andersen	2,686,230	(9)	18.16%
Tom Cheng	752,852	(10)	5.09%

*	Less than 1%

(1)
The addresses of the persons named in this table are as follows: Leonard Osser and Joseph D’Agostino are at 45 Knightsbridge Road in Piscataway, New Jersey 08854; Leonard M. Schiller, c/o Schiller, Klein & McElroy, P.C., 33 North Dearborn Street, Suite 1030, Chicago, Illinois 60602; Pablo Felipe Serna Cardenas, Via Camillo Golgi 2 Opera, Italy 20090; Jeffrey Fuller, Eagle Chase, Woodbury, NY 11797; Leslie Bernhard, c/o AdStar, Inc., 4553 Glencoe Avenue, Suite 325, Marina del Rey, California 90292; K. Tucker Anderson, c/o Cumberland Associates LLC, 1114 Avenue of the Americas, New York, New York 10036.

(2)
A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 16, 2010 and 2009, as applicable, upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on the number of all shares, including those underlying options exercisable within 60 days from the filing of this report held by the named individual, divided by 14,792,528 outstanding shares on March 10, 2010, plus those shares underlying options exercisable within 60 days from the filing of this report held by the named individual or the group.

(3)
March 10, 2010 excludes 666,667 Performance Options reserved for a special bonus for obtaining a three year purchase order for the sale of 12,000 STA Systems and related handpieces over a four year period. These options were reserved but not granted until specific performance targets are achieved. The options will be issued upon achievement of the specific target on a yearly basis. Included in this total is 253,164 shares subject to option at $1.74, one third immediately exercisable and one third each year after the grant date. Also included in March 10, 2010, 676,676 Shares to Be Issued at the termination of his employment agreement.

(4)
Includes 29,231 shares held by Mr. D’Agostino at March 10, 2010. Additionally, this includes 15,823 Shares to Be Issued at the termination of his employment; 191,646 shares subject to options. 60,000 shares at $0.40, fully vested at October 2010, 100,000 options, one third exercisable one year after the grant date and one third each subsequent years as follows ; 100,000 shares at $1.15; and 31,646 at $1.58, one half immediately exercisable and one half each year after the grant date.

(5)
March 10, 2010, includes 125,000 stock options; one half of each grant was exercisable immediately and the remaining one half exercisable one year after the grant date as follows: 25,000 shares at $0.55 issued in June 2009;: 20,000 shares at $3.27 per share, 20,000 shares at $1.40 per share, 20,000 shares at $0.83 per share and 20,000 shares at $1.68 and 20,000 shares at $0.74. Also included is 13,228 shares held by Mr. Schiller.

(6)
March 10, 2010 includes 75,000 stock options; one half of each grant was exercisable immediately and the remaining one half exercisable one year after the grant date as follows: 25,000 shares at $0.55 issued in June 2009, 10,000 shares at $0.83 per share, 20,000 shares at $1.68 and 20,000 shares at $0.74.

(7)
March 10, 2010 includes 115,000 stock options; one half of each grant was exercisable immediately and the remaining one half exercisable one year after the grant date as follows: 20,000 shares at $3.27 per share, 20,000 shares at $1.40 per share, 10,000 shares at $0.83 and 20,000 shares at $1.68 per share and 20,000 at $0.74.

(8)
March 10, 2010 includes 84,783 shares owned by Ms. Bernhard, 105,000 stock options; one half of each grant was exercisable immediately and the remaining one half exercisable one year after the grant date as follows: 20,000 shares at $3.27, 20,000 shares at $1.40, 20,000 shares at $1.68 and 20,000 shares at $0.74 and 25,000 shares at $0.55.

(9)	March 10, 2010 includes 175,000 stock options, 130,000 at $5.00 and 45,000 at $0.32.

(10)	March 10, 2010 includes 752,852 shares of stock. Mr. Cheng purchased 333,333 shares in August 2009 and 34,783 shares were issued for services provided in October 2009.
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
The following table summarizes the (i) options granted under the Milestone 1997 and 2004 Stock Option Plans, and (ii) options and warrants granted outside the Milestone 1997 and 2004 Stock Option Plans, as of December 31, 2009. The shares covered by outstanding options and warrants are subject to adjustment for changes in capitalization, stock splits, stock dividends and similar events. No other equity compensation has been issued.

			Number of securities (1)
	Number of Securities (1) to	Weighted-average exercise	remaining available for
	be issued upon exercise of	price of outstanding	future issuance under
	outstanding options and warrants	options and warrants	equity compensation plan

Equity compensation plan approved by stockholders (1)
Grants under our 2004 Stock Option Plan	1,000,142	1.16	428,000
Equity compensation plan not approved by stockholders (2)			Not applicable
Aggregate individual option and warrants grants	589,999	2.50

Total	1,590,141	1.72

(1)
Consisting of the 1997 stock option plan covering a total of 333,333 common shares underlying options issuable to officers and other key employees and excluding 2,333 options, which were exercised in October 2003, 16,667 options, which were exercised in December 2003, 333 options which were exercised in April 2005 and 26,666 shares exercised in 2007. The plan has a term of 10 years and is administered by a committee appointed by the board of directors. The committee, in its sole discretion, determines who is eligible to receive these incentive stock options, how many options they will receive, the term of the options, the exercise price and other conditions relating to the exercise of the options. Stock options granted under the plan must be exercised within a maximum of 10 years from the date of grant at an exercise price that is not less than the fair market value of the common shares on the date of the grant. Options granted to shareholders owning more than 10% of the outstanding common shares must be exercised within five years from the date of grant and the exercise price must be at least 110% of the fair market value of the common shares on the date of the grant. The plan expired in 2008.

In July 2004 the Board of Directors approved the adoption of the 2004 Stock Option Plan. The 2004 Stock Option Plan provides for the grant of options to purchase up to 500,000 shares of Milestone’s common stock. Options may be granted to employees, officers, directors and consultants of Milestone for the purchase of common stock of Milestone at a price not less than the fair market value of the common stock on the date of the grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant. No options were exercised in 2009.

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
During 2009, 45,304 shares of common stock valued at $24,725, were granted under the 2006 Stock Plan as part of Officer’s Compensation.
During 2008, no shares were issued under this plan.
As of December 31, 2009 there are no shares remaining under this plan. As of December 31, 2008, shares available to be issued under this plan were 45,304.
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
In 2009, the Company issued the following shares under this Plan; 151 shares valued at of $275 for Officer Deferred Compensation, 518,367 shares valued at $500,500 for consulting services, 323,009 shares valued at $160,325 for employee compensation, 84,783 valued at $97,500 for advances to the Chairman, 3,333 shares valued at $1,866 for the exercise of options, and 142,405 shares valued at $225,000 for shares to be issued to officers of the Company.
Additionally, the Company with Board of Directors approval, issued 333,333 shares, purchased by a shareholder for $150,000 and 822,785 shares valued at $1.3 million on conversion of the Line of Credit (see Note H to the financial statements). Neither of these transactions was charged against any of the current Stock Plans.
At December 31, 2009 and 2008 there was $143,670 and $1,129,136, respectively, available to be issued under this plan.
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
Item 13. Certain Relationships and Related Transactions and Director Independence.
On June 28, 2007 the Company secured a $1 million line of credit from a stockholder. This borrowing was amended to $1,300,000 as of September 30, 2008 under the same terms and conditions as the original. Borrowings bear interest at 6% per annum, with one year’s interest at 1% payable in advance on each draw. Monies may be drawn by Milestone under the line in multiples of $100,000 upon 5 days written notice to the stockholder from either Milestone’s Chief Executive Officer or Chief Financial Officer. Monies under the line in excess of $1,000,000 may be drawn in multiples of $25,000. Borrowings may be prepaid at any time in multiples of $100,000, without penalty. All borrowings and interest thereon must be repaid by June 30, 2010, and after the expiration date of the line, may be repaid by Milestone in cash or, at its option, in shares of common stock valued at the lower of $2.00 per share or 80% of the average closing price of its shares during the 20 trading days ending with December 31, 2008. At December 31, 2008, the conversion price at 80% of the average closing price of the Company’s stock was $0.26 per share. After December 31, 2008, and before June 30, 2010, the lender may convert all or any part of the then outstanding balance and interest thereon into shares of Common Stock at $4.00 per share. Three year warrants exercisable at $5.00 per share, in an amount determined by dividing 50% of the amount borrowed by $5.00 will be issued on each drawdown. There is no facility fee on the line. The warrants have been valued as of each draw down using the Black-Scholes model and are reflected as a discount against the debt incurred under this line of credit. At December 31, 2008 the remaining balance of debt discount was $52,530. The full amount of the line of credit and amendment, $1.3 million, has been drawn at September 30, 2008. This borrowing was amended to $1,300,000 as of September 30, 2008 under the same terms and conditions as the original borrowing. In December 2009, the Company converted the $1.3 million Line of Credit into 822,785 shares of Common Stock at a price of $1.58 per share. Additionally, the interest due on this note is payable over a two year period (quarterly payments of $23,000). The Company borrowed an additional $450,000 from the same shareholder in 2008. The borrowing was originally on short term loan with a maturity date of January 19, 2009. In December 2008, this borrowing was refinanced with the shareholder with a due date of June 30, 2012. The borrowing includes a twelve percent interest rate, interest compound quarterly, with interest and principle due at the maturity. Further, the note provides for the issuance of warrants to the stockholder that is exercisable for five years at the price of $0.32 per share for 45,000 shares of stock. The warrants were valued using the Black-Scholes model and are reflected as a discount against the debt. The Company did not have any other related party transactions pursuant to Item 404 of Regulation S-K of the Exchange Act. Milestone have adopted a policy that, in the future, the Audit Committee must review all transactions with any officer, director or 5% stockholder.

Director Independence
The Board has determined that Leonard M. Schiller, Jeffrey Fuller and Pablo Felipe Serna Cardenas (the “Independent Directors”) are independent as that term is defined in the listing standards of the NYSE Alternext. As disclosed above, Leonard M. Schiller, Jeffrey Fuller is the sole member of the Audit Committee and is independent for such purposes, and Leonard M. Schiller, Leslie Bernhard and Pablo Felipe Serna Cardenas are the sole members of the Compensation Committee and are independent for such purposes.
In determining director independence, the Board considered the option awards to the Independent Directors for the year ended December 31, 2009, disclosed in “Item 10 — Executive Compensation — Director Compensation” above, and determined that such awards were compensation for services rendered to the Board and therefore did not impact their ability to continue to serve as Independent Directors.
Item 14. Principal Accounting Fees and Services
Audit Fees
Milestone incurred audit and financial statement review fees totaling $148,119 and $137,975, respectively from Holtz Rubenstein Reminick LLP, the principal accountant for 2009 and 2008.
Audit Related Fees
There were no audit related fees to the principal accountant Holtz Rubenstein Reminick LLP in 2009 and 2008.
Tax Fees
There were no fees for services related to tax compliance, tax advice and tax planning billed by the principal accountant in 2009 and 2008.
All Other Fees
There were no other fees billed during 2009 and 2008 by Milestone’s principal accountants.
Audit Committee Administration of the Engagement
The engagement with Holtz Rubenstein Reminick LLP, the principal accountants, was approved in advance by the Board of Directors and the Audit Committee. No non-audit or non-audit related services were approved by the audit committee in 2009.
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

EXHIBIT
NO.		DESCRIPTION
3.1		Certificate of Incorporation of Milestone (1)
3.2		Certificate of Amendment filed July 13, 1995 (2)
3.3		Certificate of Amendment filed December 6, 1996 (3)
3.4		Certificate of Amendment filed December 17, 1997 (4)
3.5		Certificate of Amendment filed July 23, 2003 (6)
3.6		Certificate of Amendment filed January 8, 2004. (6)
3.7		Certificate of Designation filed January 15, 2004 (6)
3.8		By-laws of Milestone (1)
4.1		Specimen stock certificate (2)
4.2		Intentionally Left Blank
4.3		Form of warrant agreement, including form of warrant (8)
10.1		Lease dated November 25, 1996 between Livingston Corporate Park Associates, L.L.C. and Milestone (3)
10.2		Agreement with DaVinci Systems dated July 30, 2003 (6)
10.3		Agreement with Strider dated September 3, 2003 (6)
10.4		Agreement with Len Osser and K. Tucker Andersen, dated October 9, 2003 (6)
10.5		Agreement with Morse, Zelnick, Rose & Lander dated December 22, 2003 (6)
10.6	**	Employment Agreement with Leonard Osser dated December 20, 2003 (6)
10.7		Agreement with United Systems dated October 20, 2004 (9)
10.8		Agreement with Mark Hochman dated as of January 1, 2005 (9)
10.9		Lease amendment dated April 28, 2004 between Livingston Corporate Park Associates, L.L.C. and Milestone (9)
10.10		Agreement with DaVinci regarding exclusive license over patented products dated June 1, 2004 (10)
10.11	**	Employment Agreement with Leonard Osser dated January 1, 2008 (11)
10.12	**	Employment Agreement with Joe W. Martin dated May 2, 2007 (11)
10.13	**	Employment Agreement with Leonard Osser dated September 1, 2009.*
14		Code of Ethics (7)
23.1		Consent of Holtz Rubenstein Reminick LLP*
31.1		Rule 13a-14(a) Certifications — Chief Executive Officer*
31.2		Rule 13a-14(a) Certifications — Chief Financial Officer*
32.1		Section 1350 Certifications — Chief Executive Officer*
32.2		Section 1350 Certifications — Chief Financial Officer*

*	Filed herewith.

**	Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Milestone’s Registration Statement on Form SB-2 No. 33-92324.

(2)	Incorporated by reference to Amendment No. 1 to Milestone’s Registration Statement on Form SB-2 No. 333-92324.

(3)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 1996.

(4)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 1999.

(5)	Incorporated by reference to Milestone’s Registration Statement on Form S-2 No. 333-110376, Amendment No. 1.

(6)	Incorporated by reference to Milestone’s Registration Statement on Form S-2 No. 333-110376, Amendment No. 3.

(7)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 2003.

(8)	Incorporated by reference to Milestone’s Registration Statement on Form S-2 No. 333-110367, Amendment No. 5.

(9)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 2004.

(10)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 2005.

(11)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 2007.

(12)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 2008.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Milestone Scientific Inc.
By:	/s/ Leonard Osser
Chief Executive Officer
Date: March 10, 2010
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Leonard Osser Leonard Osser	March 10, 2010	Chief Executive Officer

/s/ Joseph D’Agostino Joseph D’Agostino	March 10, 2010	Chief Financial Officer

/s/ Leonard Schiller Leonard Schiller	March 10, 2010	Director

/s/ Jeffery Fuller Jeffrey Fuller	March 10, 2010	Director

/s/ Leslie Bernard Leslie Bernhard	March 10, 2010	Chairman

/s/ Pablo Felipe Serna Cardenas Pablo Felipe Serna Cardenas	March 10, 2010	Director

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Milestone Scientific Inc.
We have audited the accompanying balance sheets of Milestone Scientific Inc. as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milestone Scientific Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Holtz Rubenstein Reminick LLP
New York, New York
March 10, 2010

MILESTONE SCIENTIFIC INC.
BALANCE SHEETS
December 31, 2009 and 2008

	December 31, 2009	December 31, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$1,029,129	$743,665
Accounts receivable, net of allowance for doubtful accounts of $5,000 in 2009 and 2008	1,063,742	925,742
Inventories	804,736	719,902
Advances to contract manufacturer	151,995	250,110
Prepaid expenses and other current assets	254,501	218,296

Total current assets	3,304,103	2,857,715
Advances to contract manufacturer	311,230	415,780
Investment in distributor, at cost	76,319	76,319
Furniture, Fixtures & Equipment net of accumulated depreciation of $395,630 as of December 31, 2009 and $345,377 as of December 31, 2008	77,353	152,574
Patents, net of accumulated amortization of $211,539 as of December 31, 2009 and $135,406 as of December 31, 2008	947,315	901,045
Other assets	133,674	7,317

Total assets	$4,849,994	$4,410,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,154,013	$829,130
Accrued expenses and other payable	524,017	495,897

Total current liabilities	1,678,030	1,325,027

Long-term Liabilities:
Accrued Interest - 6% note	92,000	—
Line of credit-net of discount of $52,530 in 2008	—	1,247,470
Notes Payable-net of discount of $11,157 and $11,927, respectively	438,843	438,073

Total long-term liabilities	530,843	1,685,543

Commitments and Contingencies

Stockholders’ Equity
Common stock, par value $.001; authorized 50,000,000 shares; 14,781,295 shares issued 692,498 shares to be issued and 14,747,962 shares outstanding as of December 31, 2009; 12,695,685 shares issued, 504,639 shares to be issued, and 12,662,352 shares outstanding as of December 31, 2008	15,472	13,200
Additional paid-in capital	62,300,619	59,531,865
Accumulated deficit	(58,763,454)	(57,233,369)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)

Total stockholders’ equity	2,641,121	1,400,180

Total liabilities and stockholders’ equity	$4,849,994	$4,410,750

See Notes to Financial Statements

MILESTONE SCIENTIFIC INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Product sales, net	$8,549,060	$6,595,525
Royalty income	—	28,282

Total revenue	8,549,060	6,623,807

Cost of products sold	3,458,279	2,681,116

Gross profit	5,090,781	3,942,691

Selling, general and administrative expenses	6,952,976	5,502,762
Research and development expenses	241,318	168,516

	7,194,294	5,671,278

Loss from operations	(2,103,513)	(1,728,587)
Other income (expense)
Other income	777,609	675,930
Interest income	3,146	9,023
Interest expense	(154,027)	(116,374)
Amortized debt issuance	(53,300)	(27,446)

Total other income	573,428	541,133

Net loss	$(1,530,085)	$(1,187,454)

Net loss applicable to common stockholders	$(1,530,085)	$(1,187,454)

Loss per share applicable to common stockholders — basic and diluted	$(0.11)	$(0.09)

Weighted average shares outstanding and to be issued — basic and diluted	13,389,872	12,666,979

See Notes to Financial Statements

MILESTONE SCIENTIFIC INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance, December 31, 2007	12,208,878	12,210	58,483,539	(56,045,915)	(911,516)	1,538,318

Options issued to employees and consultants	—	—	151,920			151,920
Common stock issued for payment of services to settle accounts payable	156,448	156	262,590			262,746
Common stock issued for payment of consulting services to settle accounts payable	356,063	356	315,743			316,099
Common stock issued for payment of employee compensation	135,602	135	98,284			98,419
Common shares to be issued in settlement of deferred compensation	83,333	83	99,917			100,000
Common stock issued for patents in settlement of lawsuit	260,000	260	93,340			93,600
Warrants issued in connection with amendment to Line of Credit			12,579			12,579
Warrants issued in connection with refinancing of Notes Payable			13,953			13,953
Net loss				(1,187,454)		(1,187,454)

Balance, December 31, 2008	13,200,324	$13,200	$59,531,865	$(57,233,369)	$(911,516)	$1,400,180

Options issued to employees and consultants			285,835			285,835
Common stock issued for payment of consulting services to settle accounts payable	518,367	518	499,982			500,500
Common stock issued for payment of employee compensation	323,009	323	160,002			160,325
Common stock issued in advance of services-Chairman	84,783	85	97,415			97,500
Common stock to be issued for settlement of deferred compensation	45,455	45	24,955			25,000
Common stock to be issued for bonus	142,405	142	224,858			225,000
Sale of common stock	333,333	333	149,667			150,000
Proceeds from exercising stock options	3,333	3	1,863			1,866
Conversion of Line of Credit	822,785	823	1,299,177			1,300,000
Proceeds on the sale of stock option agreement			25,000			25,000
Net loss				(1,530,085)		(1,530,085)

Balance, December 31, 2009	15,473,794	$15,472	$62,300,619	$(58,763,454)	$(911,516)	$2,641,121

See Notes to Financial Statements

MILESTONE SCIENTIFIC INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(1,530,085)	$(1,187,454)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	50,253	71,336
Amortization of patents	76,133	55,908
Amortization of debt discount	53,300	27,446
Common stock and options issued for compensation, consulting, and vendor services	1,444,159	350,339
Loss on sale/disposal of equipment	46,918	2,255
Increase in inventory reserve	36,000	82,000
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(138,000)	(579,395)
Decrease in royalty receivable	—	15,358
(Increase) Decrease in inventories	(120,834)	834,842
Decrease to advances to contract manufacturer	202,665	526,694
(Increase) to prepaid expenses and other current assets	(36,205)	(48,569)
(Increase) Decrease in other assets	(126,357)	19,980
Increase (Decrease) in accounts payable	324,883	(891,707)
Increase in accrued expenses	125,120	282,294
(Decrease) in deferred compensation	(5,000)	(3,333)

Net cash provided by (used in) operating activities	402,951	(442,006)

Cash flows from investing activities:
Purchases of property and equipment	(51,950)	(13,106)
Proceeds on sale of equipment	30,000	7,749
Payment for patent rights	(122,403)	(303,975)

Net cash used in investing activities	(144,353)	(309,332)

Cash flows from financing activities:
Proceeds from the sale of stock options	25,000	—
Proceeds from the exercise of stock options	1,866	—
Proceeds from Long term borrowing-other	—	300,000
Proceeds from Notes Payable	—	450,000

Net cash provided by financing activities	26,866	750,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	285,464	(1,338)
Cash and cash equivalents at beginning of year	743,665	745,003

Cash and cash equivalents at end of year	$1,029,129	$743,665

Supplemental disclosure of cash flow information:
Interest expense paid in cash	$—	$7,500

Income tax paid	$8,225	$4,720

Supplemental disclosure of non cash activities:
Warrants issued in connection with Line of Credit	$—	$12,579

Warrants issued in connection with refinancing notes payble	$—	$13,953

Shares issued for conversion of note	$1,300,000	$—

Shares issued to employees in lieu of cash compensation	$160,325	$98,419

Shares issued to officer in advance of services	$97,500	$—

Shares issued for patents in settlement of litigation	$—	$93,600

Shares issued to settle accounts payable	$500,500	$578,845

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
The Company had incurred operating losses since its inception. The company had positive cash flows from operating activities at December 31, 2009 of $402,951 and a negative cash flow from operating activities at December 31, 2008 of $442,006. At December 31, 2009, the Company had cash and cash equivalents and working capital of $1,029,129 and $1,626,073, respectively. Additionally, as discussed in Note H, on June 28, 2007, the Company secured a revolving line of credit in the aggregate amount of $1,000,000 from a stockholder which line was fully borrowed at December 31, 2007. The borrowing was amended to $1,300,000 as of September 30, 2008 under the same terms and conditions as the original borrowing. In December 2009, the Company converted the $1.3 million Line of Credit into 822,785 shares of common stock at a conversion price of $1.58 per share. Additionally, the company borrowed an additional $450,000 in 2008 from the same shareholder, with a due date of January 2009. This additional borrowing was refinanced at December 31, 2008 and the due date was extended to June 30, 2012. The Company is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of December 31, 2009, the Company expects to have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. The Company may require the need for a higher level of marketing and sales efforts that at present it cannot fund. If the Company is unable to generate positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that traditional capital can be raised on terms and conditions satisfactory to the Company, if at all. If positive cash flow cannot be achieved or if additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect the Company’s operating results.
The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
3. Royalty Receivable
Royalty Receivable represents the royalty due from the licensee of Milestone’s proprietary consumer dental whitening product, which is sold under Milestone’s distributor’s trademark of Ionic White. The royalties are received on a quarterly basis. As of December 31, 2009, the licensee has not been able to sell any additional dental whiting product.
4. Product Return and Warranty
Milestone does not accept non-defective returns from its customers on a routine basis. Product returns under warranty are accepted, evaluated and repaired or replaced in accordance with the Warranty Policy. Returns not within the Warranty Policy are charged to the customer. Warranty expense was $45,461 and $20,590 for 2009 and 2008, respectively. Non Warranty repairs are collected from the customers. Non Warranty repair income was $81,913 and $61,198 for 2009 and 2008, respectively.

5. Inventories
Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded if required based on past and expected future sales.
6. Furniture, Fixture and Equipment
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
9. Impairment of Long-Lived Assets
Milestone reviews patents and equipment for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The carrying value of the assets is evaluated in relation to the operating performance and future undiscounted cash flows of the underlying assets. Milestone adjusts the net book value of an underlying asset if its fair value is determined to be less than its book value. The Company has reviewed long-lived assets for impairment and concluded no impairment exist as of December 31, 2009 and December 31, 2008, respectively.
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

13. Advertising Expenses
Milestone expenses advertising costs as they are incurred. For the years ended December 31, 2009 and 2008, Milestone recorded advertising expenses of $333,572 and $268,009, respectively.
14. Income Taxes
Milestone accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.
15. Basic and diluted net loss per common share
Milestone presents “basic” earnings (loss) per common share applicable to common stockholders and, if applicable, “diluted” earnings (loss) per common share applicable to common stockholders pursuant to the provisions of Statement of Financial Accounting Standards ASP Topic 260. Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, warrants, and the conversion of debt were issued during the period.
Since Milestone had net losses for 2009 and 2008, the assumed effects of the exercise of outstanding stock options and warrants, as well convertible debt were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options and warrants totaled 1,650,141 at December 31, 2009 and 3,601,245 at December 31, 2008. The 1,650,151 options and warrants outstanding as of December 31, 2009 does not include 666,667 Performance Options in 2009, that are not granted until earned over the next four years, if such performance targets are achieved. See Note J.
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
17. Fair Value of Financial Instruments
Fair Value Measurements:  We follow the provisions of ASC 820, Fair Value Measurements and Disclosures related to financial assets and liabilities that are being measured and reported on a fair value basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market at the measurement date (exit price). We are required to classify fair value measurements in one of the following categories:
Level 1 inputs which are defined as quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 inputs which are defined as inputs other than quoted prices included within Level 1 that are observable for the assets or liabilities, either directly or indirectly.
Level 3 inputs are defined as unobservable inputs for the assets or liabilities.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may effect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.
The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, advances to contract manufacturer, accounts payable and accrued expenses approximate fair value based on the maturity of these instruments.

18. Stock-Based Compensation
Milestone accounts for stock-based compensation under ASC Topic 718, “Share-Based Payment, an Amendment of FASB Statement No. 123” (SFAS No. 123R). ASC Topic 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations over the service period, as an operating expense, based on the grant-date fair values.
The weighted-average fair value of the individual options granted during 2009 and 2008 was estimated as $0.91 and $0.84, respectively, on the date of grant. The fair value for 2009 and 2008 was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31,
	2009	2008
Volatility	203%	372%
Risk-free interest rate	1.83%	2.86%
Expected life	3 years	3 years
Dividend yield	0%	0%
Forefeiture Rate	6%	6%
In accordance with the provisions of ASC Topic 718, all other issuances of common stock, stock options or other equity instruments to non-employees as consideration for goods or services received by Milestone are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options or similar equity instruments issued is estimated based on the Black-Scholes option-pricing model, which meets the criteria set forth in ASC Topic 718, and the assumption that all of the options or other equity instruments will ultimately vest. Such fair value is measured as of an appropriate date pursuant to the guidance in the consensus of the party becomes committed to provide goods or services or the date performance by the other party is complete) and capitalized or expensed as if Milestone had paid cash for the goods or services.
Expected volatilities are based on historical volatility of Milestone’s common stock over a period commensurate with expected term. Milestone uses historical data to estimate option exercise and employee termination within the valuation model.
19. Concentration of Credit Risk
Milestone’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable, and advances to contract manufacturer. Milestone places its cash and cash equivalents with large financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone to credit risk consist principally of trade accounts receivable, as Milestone does not require collateral or other security to support customer receivables, and advances to contract manufacturer. Milestone entered into a purchase agreement with a vendor to supply Milestone with 5,000 instruments of CompuDent. As part of this agreement, Milestone has advanced approximately $463,000 and $666,000 to the vendor for purchase of materials at December 31, 2009 and 2008, respectively. The advance will be credited to Milestone as the goods are delivered. Milestone does not believe that significant credit risk exists with respect to this advance to the contract manufacturer at December 31, 2009 and 2008.
Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management does not believe that significant credit risk exists with respect to accounts receivable at December 31, 2009 and 2008.
20. Recent Accounting Pronouncements
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
FASB ASC Topic 805-10-65-1, “Summary No. 141 (revised 2007)”. SFAS No. 141 (revised) provides for improving the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial reports about a business combination and its effects. SFAS No. 141 (revised) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. This statement does not currently impact the financial statements of the Company.
FASB ASC Topic 810, “Non controlling Interests in Consolidated Financial Statements- an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for non-controlling interests, sometimes called minority interests for the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. This statement does not currently impact the financial statements of the Company.
FASB ASC Topic 815-10-20, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133”. This Statement requires enhanced disclosure about an entity’s derivative and hedging activities. The effective date for this Statement is for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This Statement does not currently impact the financial statements of the Company.
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
Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. Effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted.

NOTE C — INVENTORIES

	December 31
	2009	2008
Inventories consist of the following:
Finished Goods	$775,126	609,279
Component parts and other materials	29,610	110,623

	$804,736	719,902

Slow moving and overstocked inventories totaling approximately $36,000 and $82,000 were charged off to cost of products sold during the year ended December 31, 2009 and 2008, respectively.
NOTE D — ADVANCES TO CONTRACT MANUFACTURER
The net advances to contract manufacturer represent funding of future STA, CompuDent and Wand Plus inventory purchases. The balance of the net advances as of December 31, 2009 and 2008 totaled $463,225 and $665,890, respectively. The portion of this advance expected to be utilized in the next twelve months is classified as current asset, with the remainder classified as non-current asset.
NOTE E — FURNITURE, FIXTURE AND EQUIPMENT

	December 31
	2009	2008
Furniture, Fixture and Equipment consist of the following:
Leasehold improvements	$22,317	$22,317
Artwork	—	76,918
Office furniture and equipment	98,268	88,848
Trade show displays	86,121	57,463
Computers and software	179,048	176,276
Tooling equipment-STA	12,377	12,377
STA Trials Units	63,752	63,752
Tooling equipment	11,100	—

Total	472,983	497,951
Less accumulated depreciation	(395,630)	(345,377)

	$77,353	$152,574

Depreciation expense was $50,253 and $71,336 for the years ended December 31, 2009 and 2008, respectively.
NOTE F — INVESTMENT IN DISTRIBUTOR
In December 2004, Milestone purchased a 19.9% equity interest in a German distribution company which is an affiliate of Milestone’s principal international distributor.
NOTE G — PATENTS
Patents are being amortized by the straight-line method over estimated useful lives ranging from 10 to 20 years, with a weighted average amortization period of 16 years. Amortization expense amounted to $76,133 in 2009 and $55,908 in 2008. Estimated amortization expense of existing patents for each of the next five fiscal years amounts to approximately $80,000 per year.

NOTE H— LINE OF CREDIT and NOTES PAYABLE
On June 28, 2007 the Company secured a $1 million line of credit from a stockholder. This borrowing was amended to $1,300,000 as of September 30, 2008 under the same terms and conditions as the original. Borrowings bear interest at 6% per annum, with one year’s interest at 1% payable in advance on each draw. All borrowings and interest thereon must be repaid by June 30, 2010, and after the expiration date of the line, may be repaid by Milestone in cash or, at its option, in shares of common stock valued at the lower of $2.00 per share or 80% of the average closing price of its shares during the 20 trading days ending with December 31, 2008. At December 31, 2008, the conversion price at 80% of the average closing price of the Company’s stock was $0.26 per share. After December 31, 2008, and before June 30, 2010, the lender may convert all or any part of the then outstanding balance and interest thereon into shares of Common Stock at $4.00 per share. Three year warrants exercisable at $5.00 per share, in an amount determined by dividing 50% of the amount borrowed by $5.00 will be issued on each drawdown. There is no facility fee on the line. The warrants have been valued as of each draw down using the Black-Scholes model and are reflected as a discount against the debt incurred under this line of credit. At December 31, 2008 the remaining balance of Debt Discount was $52,530. The full amount of the line of credit and amendment, $1.3 million, has been drawn at December 31, 2008. The $1.3 million Line of Credit was converted into shares of Milestone’s common stock in December 2009 at a conversion rate of $1.58 per share. A total of 822,785 shares were issued and the debt liquated at that date. Interest on the Line of Credit of aggregated $176,655 was accrued as of December 31, 2009. This interest will be paid in equal quarterly payments of $23,000 over the next two years. These payments will represent the initial interest accrued plus and aggregate of $7,335 of interest on the outstanding interest debt. The Company borrowed an additional $450,000 from the same shareholder in 2008. The borrowing was originally on short term loan with a maturity date of January 19, 2009. In December 2008, this borrowing was refinanced with the shareholder with a due date of June 30, 2012. The borrowing includes a twelve percent interest rate, interest compound quarterly, with interest and principle due at the maturity. Further, the note has warrants exercisable for five years at the price of $0.32 per share for 45,000 shares of stock. The warrants were valued using the Black-Scholes model and are reflected as a discount against the debt. At December 31, 2009, the discount was $11,157.
Interest expense on this Line of Credit for the year ended December 31, 2009 and 2008 is $154,027 and $116,374, respectively. Accrued interest related to this line of credit was $245,426 and $98,437 at December 31, 2009 and December 31, 2008, respectively. The charge for amortization of Debt Discount related to this Line of Credit is $53,330 and $27,446 for the year ended December 31, 2009 and December 31, 2008, respectively.
NOTE I— STOCKHOLDERS’ EQUITY
ISSUANCES OF COMMON STOCK
During 2009, Milestone issued 518,367 shares valued at $500,500 for payment of consulting services.
During 2009, Milestone issued 323,009 shares valued at $160,325 for payment of employee compensation.
During 2009, Milestone issued in advance 84,783 shares valued at $97,500 for future services of the Chairman.
During 2009, Milestone issued 333,333 share valued at $150,000 for vendor compensation.
During 2009, Milestone issued 3,333 shares valued at $1,866 for exercising stock options
During 2009, Milestone issued 822,785 shares valued at $ 1,300,000 for the conversion of note.
During 2009, Milestone’s to be issued shares are 45,455 valued at $25,000 for the officer’s deferred compensation.
During 2009, Milestone’s to be issued shares are 142,405 valued at $225,000 for the bonus compensation.
SHARES TO BE ISSUED
As of December 31, 2009 and 2008, there were 692,498 and 504,639 shares that have been deferred from being issued, subject to employment agreements with the Chief Executive Officer and Chief Financial Officer of the Company. Such shares will be issued to each party upon termination of their employment.
OUTSTANDING WARRANTS
At December 31, 2009, there were 175,000 warrants outstanding. Warrants issued in connection with the $1.3 million Line of Credit, 130,000 warrants, exercisable at $5.00 per share expiring on several dates in 2010 and 2011. Additionally, there were 45,000 warrants in connection with the Long Term note of $450,000, exercisable at $0.32 per share, expiring in June 2012.
In first and second quarters of 2009, 2,227,946 warrants at $4.89 per share, to issue the equivalent number of shares of the Company’s common stock expired.
There were no warrants issued in 2009.
SHARES RESERVED FOR FUTURE ISSUANCE
At December 31, 2009 and 2008 there were 3,438,974 and 4,853,216 shares reserved for future issuance including 429,667 shares in 2009 and 747,332 shares in 2008 underlying stock options available under the Stock Option Plans, respectively; 1,650,141 and 3,601,245 shares underlying other stock options and warrants that were outstanding at December 31, 2009 and 2008, respectively: 692,498 shares in 2009 and 504,639 shares in 2008 to be issued in settlement of deferred compensation to Officers of the Company; and 666,667 shares in 2009 for Performance Options issued to an Officer of the Company.

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
NOTE J — STOCK OPTION PLANS
In 1997, the Board of Directors approved the adoption of the 1997 Stock Option Plan. The 1997 Stock Option Plan provides for the grant of options to purchase up to 166,667 shares of Milestone’s common stock. In 1999, the Plan was amended, providing for the grant of options to purchase up to 333,333 shares of Milestone’s common stock. Options may be granted to employees, officers, and directors of Milestone for the purchase of common stock of Milestone at a price not less than the fair market value of the common stock on the date of the grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant. The 1997 plan expired in 2008.
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
In November 2009, the Board of Directors authorized 666,667 options be reserved for a special bonus to the Chief Executive Officer of the Company, for obtaining a three year purchase order for the sale of 12,000 STA Systems and related handpieces over a four year period. These options were reserved but not granted until specific performance targets are achieved. The options will be issued upon achievement of the specific target on a yearly basis. The options were valued at $1.49 per share.
A summary of option activity for employees under the plans as of December 31, 2008 and 2009, and changes during the year then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price	Life (Years)	Value
Outstanding, January 1, 2008	391,334	1.86	2.85	108,800
Granted	230,832	0.85	4.20	75
Exercised	—	—	—	—
Forfeited or expired	(51,334)	1.19	—	—
Outstanding, December 31, 2008	570,832	1.51	3.01	75
Exercisable, December 31, 2008	366,442	1.83	2.43	—
Granted	872,866	1.02	4.59
Exercised during 2009	(3,333)	0.56	—
Forfeited or expired	(380,223)	0.88	—
Outstanding, December 31, 2009	1,060,142	1.33	3.61	632,624
Exercisable, December 31, 2009	559,154	1.45	2.62	94,336

		Weighted	Weighted
	Number	Averaged	Average
	of	Exercise	Grant Date
	Options	Price	Fair Value
VESTED OPTIONS
Outstanding, January 1, 2008	314,334	1.94	—
Exercised during 2008	—	—	—
Vested Options during 2008	103,442	—	—
Forfeited during 2008	(51,334)	1.19	—
Outstanding, December 31, 2008	366,442	1.83	—
Exercised during 2009	(3,333)	0.56	—
Vested Options during 2009	232,378	1.45	—
Forfeited during 2009	(36,333)	3.62	—
Outstanding, December 31, 2009	559,154	1.45	—

NONVESTED OPTIONS
Nonvested, January 1, 2008	77,000	1.56	1.00
Granted during 2008	230,832	0.85	0.84
Vested during 2008	(103,442)	1.19	0.89
Forfeited during 2008	—	—	—
Nonvested, December 31, 2008	204,390	0.94	0.87
Granted Options during 2009	872,866	1.02	0.41
Vested during 2009	232,378	1.45	0.47
Forfeited during 2009	(343,890)	0.59	0.59
Nonvested, December 31, 2009	500,988	1.20	0.45
Milestone recognizes compensation expense on a straight line basis over the requisite service period. During the years ended December 31, 2009 and 2008 Milestone recognized $193,600 and $100,968 of total compensation cost related to options that vested each year, respectively. As of December 31, 2009 and 2008, there was $362,938 and $111,189 of total unrecognized compensation cost related to non-vested options which Milestone expects to recognize over a weighted average period of 2.5 years and 2 years for December 31, 2009 and December 31, 2008, respectively.
A summary of option activity for non-employees under the plans as of December 31, 2008 and 2009, and changes during the year ended is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contracted	Options
	Options	Price	Life (years)	Value
Outstanding, January 1, 2008	639,133	3.15	2.56	20,667
Exercisable, December 31, 2008	514,133	3.49	2.19	1,667
Granted during 2008	—	—	—	—
Forfeited during 2008	(11,666)	3.75	—	—
Outstanding, December 31, 2008	627,467	3.14	1.61	—
Exercisable, December 31, 2008	564,967	3.29	1.44	—
Granted during 2009	156,666	0.41	3.08	—
Forfeited during 2009	(369,134)	3.38	—	—
Outstanding, December 31, 2009	414,999	1.90	2.70	263,083
Exercisable, December 31, 2009	336,387	1.91	2.71	234,638

		Weighted
	Number	Averaged
	of	Exercise
	Options	Price
VESTED OPTIONS
Outstanding, January 1, 2008	514,133	3.49
Exercised during 2008	—	—
Vested during 2008	62,500	1.77
Forfeited during 2008	(11,666)	3.75
Outstanding, December 31, 2008	564,967	3.29
Exercised during 2009	—	—
Vested during 2009	140,554	0.32
Forfeited during 2009	(369,134)	3.38
Outstanding, December 31, 2009	336,387	1.96

NONVESTED OPTIONS
Nonvested January 1, 2008	125,000	1.77
Exercised during 2008	—	—
Vested during 2008	(62,500)	1.77
Forfeited during 2008	—	—
Nonvested December 31, 2008	62,500	1.77
Granted during 2009	156,666	0.41
Exercised during 2009	—	—
Vested during 2009	(140,554)	0.32
Forfeited during 2009	—	—
Outstanding, December 31, 2009	78,612	1.64
The fair value of the options was estimated on the date of grant using the Black Scholes option-pricing model. For the year ended December 31, 2009, the following weighted average assumptions were used in calculating fair value; excepted life of 3 years; volatility of 222.15% and risk-free interest rate of 1.24%. There were no options granted to non-employees during 2008. During the year ended December 31, 2009 and 2008 Milestone recognized $92,235 and $50,952 of expense related to non-employee options that vested, respectively. The total unrecognized compensation cost related to nonvested options was $14,305 and $59,484 as of December 31, 2009 and 2008.
NOTE K — EMPLOYMENT CONTRACT AND DEFERRED COMPENSATION
Employment Contracts
In March 2009, the Chairman assumed the position of Milestone’s Acting Chief Executive Officer. In September 2009 The Chairman stepped down as Chairman to fill the position of Chief Executive Officer. The Chief Executive Officer entered into a new employment agreement with the Company effective September 1, 2009. This new agreement suspends the previous agreement scheduled to terminate on December 31, 2012. The new agreement is for five years ending on August 31, 2014. The contract shall be extended for successive one-year periods, unless prior to August 1 of any year, either party notifies the other that he or it chooses not to extend the New Employment Term. As part of this agreement the Chairman relinquished the title and position of Chairman. Under the new agreement, the Chief Executive Officer will receive a base compensation of $300,000 per year payable. In addition, the CEO, may earn annual bonuses up to an aggregate of $400,000, payable one half in cash and one half in common stock, contingent upon achieving targets set for each year by the Compensation Committee of the Board of Directors of the Company.
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
In accordance with the employment contract, as of September 30, 2009 and January 1, 2008, 676,676 shares and 504,639 shares of common stock are to be paid out at the end of the contract in settlement of $925,000 as December 31, 2009 and $700,000 as of December 31, 2008 of accrued deferred compensation and, accordingly, such shares have been classified in stockholders’ equity with the common shares classified as to be issued.

Milestone entered into an agreement with a new Chairman effective October 1, 2009. The term of the contract is for a nine month period ending on June 30, 2010. Under this agreement the Chairman will receive a base compensation of $190,000 per year, payable $5,000 per month in cash starting in January 2010 and the remainder in stock issued at the closing price on September 1, 2010. 84,783 shares were issued in September 2009.
In accordance with the respective employment contracts, as of September 30, 2009 and December 31, 2008, 676,676 shares and 504,639 shares of common stock are to be paid out at the end of the contract in settlement of $925,000 as December 31, 2009 and $700,000 as of December 31, 2008 of accrued deferred compensation and, accordingly, such shares have been classified in stockholders’ equity with the common shares classified as to be issued.
NOTE L — INCOME TAXES
The Company’s expected federal income tax benefit computed at the statutory rate (34%) on the pre-tax loss amounted to $520,000, in 2009 and $400,000 in 2008. Such benefit was not recognized in the accompanying financial statements due to Milestone’s history of past operating losses, which required full valuation allowances for all of Milestone’s deferred tax assets at December 31, 2009 and 2008.
Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
Current Assets
Allowance for doubtful accounts	$2,000	$2,000
Inventory allowance	79,000	70,000
Warranty reserve	10,000	10,000
Deferred officers compensation	77,000	40,000

Subtotal	168,000	122,000

Valuation allowance	(168,000)	(122,000)

Current deferred tax asset	$—	$—

Non-current assets
Net operating loss carryforward	$16,500,000	$16,500,000
Valuation allowance	$(16,500,000)	$(16,500,000)

Non-current deferred tax asset	$—	$—

The allowance increased by $46,000 for the years ended December 31, 2009 and decreased by $36,000 for the year ended December 31, 2008, respectively.
As of December 31, 2009 and 2008, Milestone has federal net operating loss carryforwards of approximately $48,361,000 and $46,861,000, respectively that will be available to offset future taxable income, if any, through December 2029. Milestone has state net operating losses of $1,500,000 and $9,800,000 in 2009 and 2008, respectively, expiring through December 2014. The utilization of Milestone’s net operating losses may be subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carry forwards before their utilization. Milestone has established a 100% valuation allowance for all of its deferred tax assets due to uncertainty as to their future realization.

A reconciliation of the statutory tax rates for the years ended December 31, is as follows:

	2009	2008
Statutory rate	(34)%	(34)%
State income tax — all states	(6)%	(6)%

	(40)%	(40)%
Current year valuation allowance	40%	40%

Benefit for income taxes	0%	0%

As a matter of course, the Company can be audited by federal and state authorities. At this time, there are no audits identified or in process from any taxing authority.
In 2009 and 2008, Milestone received $777,609 and $675,930, respectively, for sale of tax credits under the New Jersey Technology Business Tax Certificate Transfer Program. These amounts reduced the State of New Jersey net operating loss carryforward to approximately $1,500,000 and $9,800,000 for 2009 and 2008, respectively. Such amounts are included in other income as of December 31, 2009 and 2008, respectively.
Accounting for Uncertain Tax Positions:
The Company follows the Income Taxes Topic of the FASB Accounting Standards Codification, which provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. At December 31, 2009, no significant income tax uncertainties have been included in the Company’s Balance Sheets. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Statements of Operations. No interest and penalties are present for periods open. Tax returns for the 2006, 2007, and 2008 years are subject to audit by federal and state jurisdictions.
NOTE M — PRODUCT SALES AND SIGNIFICANT CUSTOMERS AND VENDORS
Milestone’s sales by product and by geographical region are as follows:

	Year End December 31,
	2009	2008
Instruments	$3,176,752	$1,609,944
Handpieces	5,277,092	4,924,151
Other	95,216	61,430

	$8,549,060	$6,595,525

United States	$5,378,422	$4,341,687
Canada	630,108	513,651
Other foreign	2,540,530	1,740,187

	$8,549,060	$6,595,525

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
The Company has informal arrangements with the manufacturer of the STA, CompuDent and CompuMed instruments, one of the principal manufacturers for those instruments pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. Purchases from this supplier were $1,960,480 (55.8%) and $182,875 (42.7%) in 2009 and 2008, respectively. The Company has a manufacturing agreement with one of the principal manufacturers of the handpieces pursuant to which they manufacture products under specific purchase orders but without minimum purchase commitments. Purchases from this supplier for handpieces were $167,752 (4.8%) and $156,698 (12.4%) in 2009 and 2008, respectively. The Company has established an alternate source of supply for the handpieces in China and other alternate sources of supply exist. Purchases of handpieces from China represent one supplier. Purchases from this supplier were $1,383,788 (39.4%) and $920,267 (73.0%) in 2009 and 2008, respectively. All other purchases from other suppliers were not significant in either 2009 or 2008.

For the year ended December 31, 2009, Milestone had four customers (distributors) with each accounting for approximately 73% of its net product sales. Accounts receivable for these four customers amounted to approximately $533,191, or 44% of gross accounts receivable. For the year ended December 31, 2008, Milestone had two major customers (distributors) with each accounting for approximately 81% of its net product sales. Accounts receivable from these two customers amounted to approximately and $865,000, or (79% of gross accounts receivable.
During 2008, Milestone earned royalty income of $28,282 from the licensee of Milestone’s proprietary consumer dental whitening product, which is sold under Milestone’s distributor’s trademark, Ionic White.
NOTE N — COMMITMENTS AND OTHER
(1) Lease Commitments
Milestone leases two office spaces under a non-cancelable operating lease with a base rental of two offices at $108,974 per annum. Milestone renewed one lease in June 2009 and that lease expires in June 2014. Milestone entered into a new lease July 2009 and that lease expires in June 2011. This lease provides for escalations of Milestone’s share of utilities and operating expenses. In addition to the office spaces, Milestone leases a corporate apartment for $48,000 per annum. Milestone also leases office and telecom equipment under operating leases with payments ranging from $71-$522 per month.
Aggregate minimum rental commitments under noncancelable operating leases are as follows:

Year Ending December 31,
2009
2010	156,278
2011	89,570
2012	83,828
2013	83,306
2014	41,653

$454,633

For the years ended December 31, 2009 and 2008, respectively, rent expense amounted to approximately $116,350 and $92,000 respectively.
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
(3) Other Commitments
The technology underlying the SafetyWand and CompuFlo, and an improvement to the controls for CompuDent were developed by the Director of Clinical Affairs and assigned to us. Milestone purchased this technology pursuant to an agreement dated January 1, 2005, for 43,424 shares of restricted common stock and $145,000 in cash, payable on April 1, 2005. In addition, the Director will receive additional payments of 2.5% of the total sales of products using certain of these technologies, and 5% of the total sales of products using certain other of the technologies. In addition, he is granted, pursuant to the agreement, an option to purchase, at fair market value on the date of the grant, 8,333 shares of the common stock upon the issuance of each additional patent relating to these technologies. If products produced by third parties use any of these technologies (under license from us) then he will receive the corresponding percentage of the consideration received by Milestone for such sale or license. In 2009 and 2008 Milestone paid the Director royalty expenses of $277,514 and $82,737, respectively. In 2009 and 2008, respectively, Milestone paid the Director $154,000 and $144,000 and granted him 33,332 and zero options.

In January 2010, the Company issued a purchase order to Tricor Systems for the purchase of 12,000 STA Systems to be delivered over the next three years. The purchase order is for $5,261,640. The Company will be required to make periodic payments over the next eighteen months to purchase the parts necessary to complete this production.
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
(5) Other Events
In December 2009, Milestone announced that it signed an Agreement of Intent with China National Medicines Corporation, Ltd. and Yichang Humanwell Pharmaceutical Co. Ltd., both incorporated in the People’s Republic of China (PRC), to develop intra-articular and epidural drug delivery instruments utilizing Milestone’s patented CompuFlo technology. Milestone and its two PRC joint venture partners will establish a new joint venture entity for this purpose in 2010. The required initial funding for the new entity, estimated by the parties at $1.4 million, will be provided by the two PRC companies, although Milestone will determine the proposed uses of their contribution. The Company believes that this new joint venture represents a significant step forward in Milestone’s efforts to have its innovative computer-controlled drug delivery technology adapted for medical usage worldwide. The Joint Venture Agreement is expected to signed and funded in 2010.
NOTE O — PENSION PLAN
Milestone has a Defined Contribution Plan that allows eligible employees to contribute part of their salary through payroll deductions. Milestone does not contribute to this plan, but does pay the administrative costs of the plan.