Form 10-Q
period 2010-03-31
MILESTONE SCIENTIFIC INC.
filed 2010-05-12
CIK 855683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-14053
MILESTONE SCIENTIFIC INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3545623

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
45 Knightsbridge Road, Piscataway, New Jersey 08854
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 12, 2010, the Issuer had a total of 14,818,194 shares of Common Stock, $.001 par value outstanding.

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

MILESTONE SCIENTIFIC INC.
CONDENSED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,218,027	$1,029,129
Accounts receivable, net of allowance for doubtful accounts of $5,000	931,218	1,063,742
Inventories	965,341	804,736
Advances to contract manufacturer, current	733,183	151,995
Prepaid expenses and other current assets	496,240	254,501

Total current assets	4,344,009	3,304,103
Advances to contract manufacturer, non current	326,020	311,230
Investment in distributor, at cost	76,319	76,319
Furniture, Fixtures & Equipment net of accumulated depreciation of $414,280 as of March 31, 2010 and $395,630 as of December 31, 2009	78,546	77,353
Patents, net of accumulated amortization of $231,950 as of March 31, 2010 and $211,539 as of December 31, 2009	966,600	947,315
Other assets	116,309	133,674

Total assets	$5,907,803	$4,849,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,951,678	$1,154,013
Accrued interest — 6% note, current	92,000	$—
Accrued expenses and other payable	363,338	524,017

Total current liabilities	2,407,016	1,678,030

Long-term Liabilities:
Accrued Interest — 6% note, non current	61,573	92,000
Accrued Interest — 12% note, non current	76,431	—
Notes Payable-net of discount of $10,458 and $11,157, respectively	439,542	438,843

Total long-term liabilities	577,546	530,843

Commitments and Contingencies

Stockholders’ Equity
Common stock, par value $.001; authorized 50,000,000 shares; 14,811,807 shares issued 692,498 shares to be issued and 14,778,474 shares outstanding as of March 31, 2010; 14,781,296 shares issued, 692,498 shares to be issued, and 14,747,962 shares outstanding as of December 31, 2009	15,502	15,472
Additional paid-in capital	62,498,787	62,300,619
Accumulated deficit	(58,679,532)	(58,763,454)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)

Total stockholders’ equity	2,923,241	2,641,121

Total liabilities and stockholders’ equity	$5,907,803	$4,849,994

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Product sales, net	$2,562,578	$2,204,819
Cost of products sold	900,712	916,550

Gross profit	1,661,866	1,288,269

Selling, general and administrative expenses	1,541,702	1,728,815
Research and development expenses	88,464	67,622

Total operating expenses	1,630,166	1,796,437

Income (loss) from operations	31,700	(508,168)
Other income (expense)
Other income	61,916	—
Interest expense	(9,343)	(47,403)
Amortization of debt issuance	(699)	(7,875)
Interest income	348	1,804

Total other income (expenses)	52,222	(53,474)

Net income (loss) applicable to common stockholders	$83,922	$(561,642)

Net income (loss) per share applicable to common stockholders —
Basic	$0.01	$(0.05)

Diluted	$0.01	$(0.05)

Weighted average shares outstanding and to be issued —
Basic	13,875,278	12,458,115

Diluted	14,320,821	12,458,115

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance, January 1, 2010	15,473,794	$15,472	$62,300,619	$(58,763,454)	$(911,516)	$2,641,121
Options issued to employees and consultants			147,698			147,698
Common stock issued for payment of consulting services to settle accounts payable	26,457	26	42,974			43,000
Common stock issued for payment of employee compensation	4,054	4	7,496			7,500
Net income				83,922		83,922

Balance, March 31, 2010	15,504,305	$15,502	$62,498,787	$(58,679,532)	$(911,516)	$2,923,241

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$83,922	$(561,642)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	18,651	15,503
Amortization of patents	20,410	18,281
Amortization of debt discount	699	7,875
Common stock and options issued for compensation, consulting and vendor services	124,718	220,992
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	132,524	(172,787)
(Increase) Decrease in inventories	(160,605)	72,226
(Increase) Decrease to advances to contract manufacturer	(595,978)	125,160
(Increase) to prepaid expenses and other current assets	(168,259)	(10,920)
Decrease in other assets	17,365	—
Increase in accounts payable	797,665	248,622
(Decrease) in accrued expenses	(22,675)	(163,567)

Net cash provided by (used in) operating activities	248,437	(200,257)

Cash flows from investing activities:
Purchases of property and equipment	(19,844)	(30,131)
Payment for patents rights	(39,695)	(12,609)

Net cash used in investing activities	(59,539)	(42,740)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	188,898	(242,997)
Cash and cash equivalents at beginning of period	1,029,129	743,665

Cash and cash equivalents at end of period	$1,218,027	$500,668

Supplemental disclosure of cash flow information:
Income taxes paid	$4,146	$3,597

Interest paid	$24,000	$—

Shares issued to employees in lieu of cash compensation	$7,500	$125,324

Shares issued to settle accounts payable	$43,000	$42,000

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
These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2009 included in Milestone’s Annual Report on Form 10-K.
In the opinion of Milestone, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone’s financial position as of March 31, 2010 and December 31, 2009 and the results of its operations for the three months ended March 31, 2010 and 2009.
The results reported for the three months ended March 31, 2010 are not necessarily indicative of the results of operations which may be expected for a full year.
The Company had positive cash flows from operating activities at March 31, 2010 of $248,437 and a negative cash flow from operating activities at March 31, 2009 of $200,257. At March 31, 2010, the Company had cash and cash equivalents and working capital of $1,218,027 and $1,936,993, respectively. The Company borrowed $450,000 in 2008 from a shareholder, with a due date of January 2009. This additional borrowing was refinanced at December 31, 2008 and the due date was extended to June 30, 2012. The Company is continuing the pursuit of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. The Company may require the need for a higher level of marketing and sales efforts that at present it cannot fund. If the Company is unable to continue positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that traditional capital can be raised on terms and conditions satisfactory to the Company, if at all. If positive cash flow cannot continue to be achieved or if additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect the Company’s operating results.
The Company’s historical losses raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 1 — SUMMARY OF ACCOUNTING POLICIES
Cash and Cash Equivalents
Milestone considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventories
Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded, if required, based on past and expected future sales.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the allowance for doubtful accounts, inventory valuation, cash flow assumptions regarding evaluation for impairment of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates.
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
Recent Accounting Pronouncements
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
In the first quarter of 2010, the FASB issued Accounting Standards Updates (ASU) 2010-09, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 amends FASB ASC Topic 820, Fair Value Measurements and Disclosures, and requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements. ASU 2010-06 also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques. Except for the detailed Level 3 rollforward disclosures, we adopted the provisions of ASU 2010-06 in the first quarter of 2010. This adoption did not affect our financial statements. We will adopt the provisions of ASU 2010-06 related to the new Level 3 rollforward disclosures in the first quarter of 2011. This adoption in 2011 will not affect our financial statements.
In the first quarter of 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09). ASU 2010-09 amends ASC 855, Subsequent Events, so that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in financial statements. We adopted the provisions of ASU 2010-09 in the first quarter of 2010. This adoption did not affect our financial statements.
NOTE — 2 BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
Milestone presents “basic” and “fully diluted” earnings (loss) per common share applicable to common stockholders, and, if applicable, “diluted” earnings (loss) per common share applicable to common stockholders pursuant to the provisions of FASB ASC Topic 260. Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants were issued during the period.
Since Milestone had net losses for the three months ended March 31, 2009, the assumed effects of the exercise of outstanding stock options and warrants were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options and warrants totaled 1,454,666 at March 31, 2009.
NOTE — 3 STOCK OPTION PLANS
FASB ASC Topic 505, “Share-Based Payment”, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations over the service period, as an operating expense, based on the grant-date fair values.

A summary of option activity for employees under the plans as of March 31, 2010, and changes during the three months ended, is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price	Life (Years)	Value

Outstanding, January 1, 2010	1,060,142	$1.33	3.61	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(60,000)	3.27	—	—
Outstanding, March 31, 2010	1,000,142	1.22	3.56	582,617
Exercisable, March 31, 2010	503,582	1.23	2.66	285,824
Milestone recognizes compensation expense on a straight line basis over the requisite service period. During the three months ended March 31, 2010, Milestone recognized a $61,484 of total compensation cost. As of March 31, 2010, there was $297,530 of total unrecognized compensation cost related to non-vested options which Milestone expects to recognize over a weighted average period of 2.75 years. A six percent rate of forfeitures is assumed in the calculation of the compensation cost for the period.
Expected volatilities are based on historical volatility of Milestone’s common stock over a period commensurate with anticipated term. Milestone uses historical data to estimate option exercise and employee termination within the valuation model.
A summary of option activity for non-employees under the plans as of March 31, 2010, and changes during the three months ended, is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price	Life (Years)	Value

Outstanding, January 1, 2010	414,999	1.90	2.70	—
Granted	120,000	1.75	0.94	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding, March 31, 2010	534,999	1.87	1.90	255,833
Exercisable, March 31, 2010	518,887	1.89	2.04	245,193
During the three months ended March 31, 2010, Milestone recognized $12,734 of expenses related to non-employee options that vested during the year. The total unrecognized compensation cost related to non-vested options was $80,918 as of March 31, 2010. A six percent rate of forfeitures is assumed in the calculation of the compensation cost for the period.
In March of 2010, the Company entered an agreement with a public relations firm to supply services to the Company over a three year (cancelable) agreement. The first year of the agreement required 120,000 options to be provided with immediate exercisability. The Black Scholes calculation of approximately $80,000 was recorded as an asset and an addition to additional paid in capital. The entire $80,000 will be amortized to expense over the twelve month period.
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

NOTE — 4 CONCENTRATION OF CREDIT RISK
Milestone’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade accounts receivable, and advances to contract manufacturers. Milestone places its cash and cash equivalents with large financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone to credit risk consist principally of trade accounts receivable, as Milestone does not require collateral or other security to support customer receivables, and advances to contract manufacturer. Milestone entered into a purchase agreement in 2004 with a vendor to supply Milestone with 5,000 units of CompuDent. As part of this agreement, Milestone has a remaining advance of approximately $421,645 with the vendor for purchase of materials at March 31, 2010. The advance will be credited to Milestone as the goods are delivered. Milestone does not believe that significant credit risk exists with respect to this advance to the contract manufacturer at March 31, 2010.
In 2010, the Company entered into a three year agreement to purchase materials for the 12,000 units of the STA System, for delivery to our China distributor over the same period. As of March 31, 2010, the Company record an increase in advances to contractors of $637,558 for the parts.
Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management does not believe that significant credit risk exists with respect to accounts receivable at March 31, 2010.
NOTE — 5 LINE OF CREDIT AND NOTE PAYABLE
On June 28, 2007 the Company secured a $1 million line of credit from a stockholder. This borrowing was amended to $1,300,000 as of September 30, 2008 under the same terms and conditions as the original. Three year warrants exercisable at $5.00 per share, in an amount determined by dividing 50% of the amount borrowed by $5.00 will be issued on each drawdown. There is no facility fee on the line. The warrants have been valued as of each draw down using the Black-Scholes model and are reflected as a discount against the debt incurred under this line of credit. The $1.3 million Line of Credit was converted into shares of Milestone’s common stock in December 2009 at a conversion rate of $1.58 per share. A total of 822,785 shares were issued and the debt liquidated at that date. Interest on the Line of Credit of aggregated $153,573 was accrued as of March 31, 2010. This interest will be paid in equal quarterly payments of $23,000 over the next two years. The Company borrowed an additional $450,000 from the same shareholder in 2008. The borrowing was originally on short term loan with a maturity date of January 19, 2009. In December 2008, this borrowing was refinanced with the shareholder with a due date of June 30, 2012. The borrowing includes a twelve percent interest rate, interest compounded quarterly, with interest and principal due at the maturity. Further, the note has warrants exercisable for five years at the price of $0.32 per share for 45,000 shares of stock. The warrants were valued using the Black-Scholes model and are reflected as a discount against the debt. At March 31, 2010, the discount was $10,458.
Interest expense on this Line of Credit for the three months ended March 31, 2010 and 2009 is $9,343 and $47,403, respectively. Accrued interest related to this line of credit was $230,005 and $175,467 at March 31, 2010 and March 31, 2009, respectively. The charge for amortization of Debt Discount related to this Line of Credit is $699 and $7,875 for the three months ended March 31, 2010 and March 31, 2009, respectively.
NOTE — 6 STOCK ISSUANCE
During the three months ended March 31, 2010, the Company issued 26,457 shares of common stock valued at $43,000 to three parties owed in connection with public relations and consulting expenses. Additionally, 4,054 shares of common stock valued at $7,500 were issued for payment of employee compensation.

NOTE — 7 SIGNIFICANT CUSTOMERS
Milestone had net product sales to three customers (distributors) which in the aggregate accounted for approximately 63% and 70% of revenue for three months ended March 31, 2010 and 2009, respectively. Milestone had sales to one of these major customers (a worldwide distributor of Milestone’s products based in China) of $494,108 (19%) for the three months ended March 31, 2009. Accounts receivable from these three customers amounted to $458,839 and $780,667, representing 49% and 71% of gross accounts receivable as of March 31, 2010 and March 31, 2009, respectively.
Milestone’s sales by product and by geographical region are as follows:

	Three Months Ended March 31,
	2010	2009
Instruments	$599,888	$791,952
Handpieces	1,936,303	1,395,212
Other	26,387	17,655

	$2,562,578	$2,204,819

United States	$1,204,972	$1,478,495
Canada	182,270	141,279
Other Foreign	1,175,336	585,045

	$2,562,578	$2,204,819

In June 2008, Milestone implemented a change to its domestic distribution strategy and signed Henry Schein, Inc. as a non-exclusive distributor of STA and CompuDent systems (and ancillary products) in North America. That same month, the Company also signed Patterson Dental Supply as an additional non-exclusive partner to promote sales of the Company’s products in North America. Early in the third quarter of 2008, the Company added four more non-exclusive distributors to its domestic sales network, including Benco Dental, Burkhard Dental, Goetze Dental and Atlanta Dental. Milestone continued to expand its domestic distribution network in 2009, welcoming Cedar Dental, Darby Dental Supply, Dental Health Products, Iowa Dental and Nashville Dental. To expand and enhance its reach to the dental community in Canada, the Company also signed non-exclusive distribution and marketing agreements with Dental 2000, Mediclub, and Specialty Dental.
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
As of July 1, 2009, Milestone established a direct path to its international distributors’ networks. Effectively, Milestone will sell directly to existing and new international distributors, rather than through its previous worldwide distributor in South Africa. As part of the change, Milestone agreed to pay a commission to the previous distributor, based on actual international sales, over the next six years. The commission is structured at two levels: Level One is based on historical sales volume, and Level Two is determined for incremental sales volume over the Level One plateau. The Company evaluated this event in September 2009 and continues to monitor the agreement through the date that the financial statements are issued. The commission to the previous distributor was $138,000 for the quarter ending March 31, 2010.

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
Prepaid expenses and other current assets at March 31, 2010 includes $163,705 of advanced commission payments to our previous worldwide distributor in South Africa.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussions of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Form 10-Q. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements, within the meaning of section 21E of the Exchange Act, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth under the headings “Business,” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the United States Securities and Exchange Commission (“Commission”). See also “Risk Factors” on Part II. ITEM 1A of this Form 10-Q.
OVERVIEW
In 2010, Milestone will remain focused on advancing efforts to achieve our two primary objectives; those being:
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

On May 1 through 3, 2009, we hosted the Second International Annual Symposium on C-CLAD in Amelia Island, Florida. Stanley Malamed, DDS, Professor of Anesthesia & Medicine at the University of Southern California, School of Dentistry, again served as Chairman of the invitational event. The 2009 Symposium covered a broad range of C-CLAD related topics including:
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
In 2010, we expect to broadly distribute more than 30,000 copies of a comprehensive monograph reflecting the topics discussed at the 2009 Symposium and a consensus on the attendees’ attitudes, ideas and suggestions relating to promoting global industry adoption of C-CLAD technologies as the new standard of care for administering dental injections.
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
Global Distribution Network
The STA System and related hand pieces are marketed to the dental industry in the United States and Canada by many of the nation’s leading dental supply companies, including Henry Schein, Inc., Patterson Dental Supply, Atlanta Dental, Benco Dental, Burkhart Dental, Cedar Dental, Darby Dental Supply, Dental Health Products, Goetze Dental, Iowa Dental and Nashville Dental. In Canada, our independent distributors include Dental 2000, Mediclub and Specialty Dental.
On the global front, we have granted exclusive marketing and distribution rights for the STA System to select dental suppliers in various international regions in Asia, Africa and Europe.
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
Shortly before the end of the second quarter of 2009, we announced that we were refining our international marketing strategy to gain greater access to and penetration of the international dental markets for the STA System, CompuDent and related disposable hand pieces. The new sales strategy provides for increasing hands-on oversight and support of our existing international distribution network, while also attracting new distributors throughout Europe, Asia and South America. To assist in this endeavor, Milestone named Shaul Koren, founder and CEO of Istrodent Pty Ltd AB and one of our strongest marketing allies outside of the U.S., as our new International Sales Director. In collaboration with senior management, Mr. Koren will help manage product sales for us in all markets outside of North America.
Segmented Sales Performance
The following table shows a breakdown of our product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Three Months Ended March 31,
	2010		2009
DOMESTIC
Instruments	$251,597	20.9%	$526,413	35.6%
Handpieces	929,984	77.2%	931,810	63.0%
Other	23,391	1.9%	20,272	1.4%

Total Domestic	$1,204,972	100.0%	$1,478,495	100.0%

INTERNATIONAL
Instruments	$348,291	25.7%	$265,539	36.6%
Handpieces	1,006,319	74.1%	463,402	63.8%
Other	2,996	0.2%	(2,617)	-0.4%

Total International	$1,357,606	100.0%	$726,324	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$1,204,972	47.0%	$1,478,495	67.1%
International	1,357,606	53.0%	726,324	32.9%

Total Product Sales	$2,562,578	100.0%	$2,204,819	100.0%

The Company earned gross profits of 65% and 58% in for the three months ended March 31, 2010 and 2009, respectively. However, our revenues and related gross profits have not been sufficient to support our overhead, new product introduction and research and development expenses. Although the Company anticipates expending funds for research and development in 2010, these amounts will vary based on the operating results for each quarter. The Company has incurred operating losses since its inception. The Company is actively pursuing the generation of sustainable positive cash flows from operating activities through increases in revenue, assessment of current contracts and current negotiations and reduction in operating expenses.

New Product Development and Commercialization Utilizing CompuFlo Technology
Over the last decade, the drug delivery industry has evolved to become a key area in the development of value-added pharmaceutical products. According to market research firm Business Insights, “The global market grew from $15 billion to $40 billion during 2000—2006 as companies increasingly turned to drug delivery technologies as a means of expanding product lifecycles, enhancing drug efficacy and maximizing revenues.” Moreover, industry analysts agree that as patients live longer and are diagnosed with chronic and often debilitating ailments, the result will be a dramatic increase in self-administration of drug therapies in non-traditional settings for a number of conditions. This trend is creating an increased interest in routes of administration that are patient-friendly and cost-effective. It appears that pharma company decision makers are realizing that new drug product success no longer only depends on the medication itself, but also on achieving a patient-friendly form of delivery.
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
CompuFlo’s pressure sensing technology provides an objective tool that consistently and accurately identifies the epidural space by correctly detecting the difference in pressure between the ligamentum flavum and the extraligamentary tissue. In studies utilizing the CompuFlo technology, the epidural space has been correctly identified 100% of the time. Knowing the precise location of a needle during an epidural injection procedure provides a measure of safety not presently available to doctors using conventional syringes, who identify the epidural space by relying on the subjective perception of loss of resistance to air or saline.
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

The agreement noted above has not been finalized as of March 31, 2010.
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
In September 2009, the U.S. Patent and Trademark Office issued a Notice of Allowance for our U.S. patent application, titled “Computer Controlled Drug Delivery System with Dynamic Pressure Sensing.” This intellectual property represents one of the key technological components of our product development strategy relating to the development of advanced computer-controlled injection products for specific applications in the medical industry — most notably intra-articular injections and epidurals.
Subsequent to the end of the first quarter of 2010, Milestone was issued a Notice of Allowance by the U.S. Patent and Trademark Office for its U.S. patent application, titled “Self-Administration Injection System.” Milestone’s innovative computer-controlled drug delivery platform has been designed to reduce the anxiety and pain of self-administration of medications for the rapidly expanding home-use market. The computer-controlled self-administration system provides a less threatening, virtually painless means for patients to safely self-administer in-home a variety of injections.
To date, we have been awarded a total of 24 U.S. utility and design patents relating to our Computer-Controlled Local Anesthesia Delivery (C-CLAD) technologies.
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
Results of Operations
The consolidated results of operations for the three months ended March 31, 2010 compared to the same three month period in 2009 reflect our focus and development on the STA System , as well as continuing efforts on identifying collaborative partners for new product development utilizing our CompuFlo technology.
The following table sets forth for the periods presented statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

	Three Months Ended March 31
	2010		2009

Products sales, net	$2,562,578	100%	$2,204,819	100%

Total revenue	2,562,578	100%	2,204,819	100%

Cost of products sold	900,712	35%	916,550	42%

Gross Profit	1,661,866	65%	1,288,269	58%

Selling, general and administrative expenses	1,541,702	60%	1,728,815	78%
Research and development expenses	88,464	3%	67,622	3%

Total operating expenses	1,630,166	63%	1,796,437	81%

Income (loss) from operations	31,700	1%	(508,168)	-23%
Other income (expense)	52,222	2%	(53,474)	-2%

Net income (loss)	$83,922	3%	$(561,642)	-25%

Three months ended March 31, 2010 compared to three months ended March 31, 2009
Total revenues for the three months ended March 31, 2010 and 2009 were $2,562,578 and $2,204,819, respectively. The total increase in product sales of $357,759 or 16.2%, in 2010 over 2009 is primarily the result of increased handpiece growth. Domestic STA unit sales decreased $279,946, in 2010 over 2009. This decrease is due to a lower demand of inventory levels at the distributor level and lower demand in the domestic market. In the domestic market, handpiece sales decreased by $1,826 or, (.02%). On the international front, unit sales increased in the first quarter of 2010 over 2009 by $82,752 or 31.2% principally due to increased market penetration for the STA System. Internationally, handpieces also increased, rising $542,917, 117.2% due to an increase in STA handpieces sales to China.

Cost of products sold for the three months ended March 31, 2010 and 2009 were $900,712 and $916,550, respectively.
For the three months ended March 31, 2010, Milestone generated a gross profit of $1,661,866, or 65%, as compared to a gross profit of $1,288,269, or 58%, for the three months ended March 31, 2009. The increase in gross profit percentage is due to the handpiece sales at a higher margin. The total increase in gross profit dollars of $373,597 is due to an increase in sales volume and higher handpiece margins.
Selling, general and administrative expenses for the three months ended March 31, 2010 and 2009 were $1,541,702 and $1,728,815, respectively. The $187,113, or 10.8%, net decrease is described in the following sections of this report. Although the Company continues to reduce expenses, the 2010 first quarter decrease was due to a reduction in marketing expenses of $284,000. Decreases in design cost by $63,000; advertising media by $80,000 and market research study by $152,000, offset by small increases in other marketing expenses. The sales expense decreased by $42,000, principally due to decreased salesmen in the field by $28,000 and a decrease in third party sales representative commission of $14,000 corresponding to a decrease in domestic sales. Salaries decreased by $89,000 in the first quarter of 2010, principally due to decrease in salesman salaries of $114,000, offset by an increase in Chairman and CEO salaries of $10,000. Other variable expenses increased by $227,000. $138,000 of the increase is due to the accrual of international sales commission, as part of the company’s agreement with the international distributor. Royalty fees increased by $44,000, principally due to increased handpieces business. Also, stock based compensation expenses increased by $65,000 in the first quarter of 2010, due to a forfeiting of options in the first quarter of 2009 and an increase in stock option accruals in 2009 amortized into 2010 and future years.
Research and development expenses for the three months ended March 31, 2010 and 2009 were $88,464 and $67,622, respectively. The increase of $20,842 was attributable to adjusting STA instruments for the China market.
The income from operations for the three months ended March 31, 2010 was $31,700 and the loss from operations for the three months ended March 31, 2009 was $508,168. The $539,868, or 106%, decrease is explained above.
Interest income of $348 was earned for the three months ended March 31, 2010 compared with $1,804 for the same period in 2009. Interest income declined due to lower cash balances and lower interest rates.
Interest expense of $9,343 and amortization of debt issuance was $699 relating to the conversion of the $1.3 million line of credit into common stock in December 2009 was charged for the three months ended March 31, 2010, compared to $47,403 and $7,875, respectively, for the same period in 2009.
Other Income includes $61,916 in 2010. This represents the balance of the sale of tax credits under the New Jersey Technology Business Tax Certificate Program.
For the reasons explained above, net income for the three months ended March 31, 2010 was $83,922 as compared to a net loss of $561,642 for the three months ended March 31, 2009. The $645,564, or 115%, decrease in net loss is primarily a result of the increase in sales and gross margin dollars.
Liquidity and Capital Resources
As of March 31, 2010, we had cash and cash equivalents of $1,218,027 and working capital of $1,936,993. Milestone incurred net income of $83,922 and a net loss of $561,642 for the three months ended March 31, 2010 and 2009, respectively. There was a positive cash flow from operating activities for the three months ended March 31, 2010 of $248,437 and a negative cash flow from operating activities of $200,257 for the three months ended March 31, 2009.

For the three months ended March 31, 2010, our net cash provided by operating activities was $248,437. This was attributable primarily to a net income of $83,922 adjusted for noncash items of $164,478 principally common stock and options issued for compensation, consulting and vendor services and changes in operating assets and liabilities of $37.
The Company’s increase in current asset of $1,039,906 is primarily due to a build up of inventory and advance to contract manufacturer for the 12,000 STA System units purchase order for China. This increase is anticipated to continue in order to deliver the units on time and complete per the purchase order.
On a related basis, current liabilities increased by $728,986, of which $501,829 relates to the advance to contract manufactures. Both the advance and payable to contract manufacturer are expected to continue to exist until the 12,000 unit order is delivered to the distributor.
For the three months ended March 31, 2010, Milestone used $59,539 in investing activities. This was primarily attributable to $39,695 of legal fees related to new patent application. Capital expenditures of $19,844 were primarily for the leasehold improvement.
As of March 31, 2010, Milestone had recorded on the Balance Sheet a long term note payable of $450,000 from a stockholder.
The Company is actively pursuing the generation of sustainable positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. If the Company is unable to maintain positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to achieve sustainable positive operating cash flows or that traditional capital can be raised on terms and conditions satisfactory to the Company. If additional capital is required and cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect the Company’s operating results.
The Company’s historical losses raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of March 31, 2010 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.
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
SMALLER REPORTING COMPANY’S ARE NOT REQUIRED TO RESPOND TO THIS ITEM
The following factors may affect the growth and profitability of Milestone and should be considered by any prospective purchaser or current holder of Milestone’s securities:
We have a history of losses from operations. Continuing losses could exhaust our capital resources and force us to discontinue operations.
For the three months ended March 31, 2010 and 2009 our revenues were approximately $2.6 million and $2.2 million, respectively. In addition, we have had income for March 31, 2010 of $84,000 and a loss of $562,000 for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, the Company had an accumulated deficit of approximately $58.7 million. At March 31, 2010, the Company had cash and cash equivalents $1,218,027 and working capital of $1,936,993. The Company borrowed $450,000 in 2008 from the same shareholder, with a due date of January 2009. This borrowing was refinanced at December 31, 2008 and the due date was extended to June 30, 2012. Additionally, the Company is actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. If the Company is unable to generate positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that additional capital can be raised on the terms and conditions satisfactory to the Company, if at all. If additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost savings measures, any of which might negatively affect the Company’s operating results.
The Company’s recurring historical losses raise substantial doubt about its ability to continue as a going concern.
There are no other changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
In the quarter ended March 31, 2010, Milestone issued total 30,511 shares valued at $50,500 as follows:

	Shares	$
Shares issued for Employee Compensation	4,054	$7,500
Shares issued for services	26,457	43,000

	30,511	$50,500
These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and a legend restricting the sale, transfer, or other disposition of these shares other than in compliance with the Act was imprinted on stock certificates evidencing the shares.

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
Date: May 12, 2010