Form 10-Q
period 2010-06-30
MILESTONE SCIENTIFIC INC.
filed 2010-08-10
CIK 855683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
45 Knightsbridge Road, Piscataway, New Jersey 08854
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 9, 2010, the Issuer had a total of 14,889,688 shares of Common Stock, $.001 par value outstanding.

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

MILESTONE SCIENTIFIC INC.
CONDENSED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$819,589	$1,029,129
Accounts receivable, net of allowance for doubtful accounts of $10,000 in 2010 and $5,000 in 2009	1,804,267	1,063,742
Inventories	1,265,025	804,736
Advances to contract manufacturer	1,033,348	151,995
Prepaid expenses and other current assets	239,274	254,501

Total current assets	5,161,503	3,304,103
Advances to contract manufacturer, non current	268,645	311,230
Investment in distributor, at cost	76,319	76,319
Furniture, Fixtures & Equipment net of accumulated depreciation of $433,293 as of June 30 ,2010 and $395,630 as of December 31, 2009	62,959	77,353
Patents, net of accumulated amortization of $252,795 as of June 30, 2010 and $211,539 as of December 31, 2009	962,798	947,315
Other assets	99,641	133,674

Total assets	$6,631,865	$4,849,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,252,566	$1,154,013
Accrued interest — 6% note, current	92,000	—
Accrued expenses and other payable	505,502	524,017

Total current liabilities	2,850,068	1,678,030

Long-term Liabilities:
Accrued Interest — 6% note, non current	40,491	92,000
Accrued Interest — 12% note, non current	92,628	—
Notes Payable-net of discount of $9,759 and $11,157 respectively	440,241	438,843

Total long-term liabilities	573,360	530,843

Commitments and Contingencies
Stockholders’ Equity
Common stock, par value $.001; authorized 50,000,000 shares; 14,838,348 shares issued 692,499 shares to be issued and 14,805,015 shares outstanding as of June 30, 2010; 14,781,296 shares issued, 692,499 shares to be issued, and 14,747,962 shares outstanding as of December 31, 2009	15,530	15,472
Additional paid-in capital	62,603,594	62,300,619
Accumulated deficit	(58,499,171)	(58,763,454)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)

Total stockholders’ equity	3,208,437	2,641,121

Total liabilities and stockholders’ equity	$6,631,865	$4,849,994

See Notes to Condensed Financial Statements (Unaudited)

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Product sales, net	$3,218,669	2,036,902	$5,781,247	$4,241,721
Cost of products sold	1,161,847	862,741	2,062,558	1,779,291

Gross profit	2,056,822	1,174,161	3,718,689	2,462,430

Selling, general and administrative expenses	1,778,193	1,753,237	3,319,896	3,482,052
Research and development expenses	79,736	32,347	168,200	99,969

Total operating expenses	1,857,929	1,785,584	3,488,096	3,582,021

Income (loss) from operations	198,893	(611,423)	230,593	(1,119,591)

Other income (expense)	—	—	61,916	—
Interest expense	(17,946)	(37,986)	(27,288)	(85,389)
Interest-Amortization of debt issuance	(699)	(7,875)	(1,398)	(15,750)
Interest income	112	742	459	2,547

Net income (loss) applicable to common stockholders	$180,360	$(656,542)	$264,282	$(1,218,183)

Net income (loss) per share applicable to common stockholders -
Basic	$0.01	$(0.05)	$0.02	$(0.09)

Diluted	$0.01	$(0.05)	$0.02	$(0.09)

Weighted average shares outstanding and to be issued -
Basic	14,795,432	13,062,102	14,778,134	12,965,658

Diluted	15,172,700	13,062,102	15,185,304	12,965,658

See Notes to Condensed Financial Statements (Unaudited)

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2010
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance, January 1, 2010	15,473,794	$15,472	$62,300,619	$(58,763,454)	$(911,516)	$2,641,121
Options issued to employees and consultants	—	—	213,680	—	—	213,680
Common stock issued for payment of consulting services to settle accounts payable	46,611	48	70,952	—	—	71,000
Common stock issued for payment of employee compensation	10,442	10	18,344	—	—	18,354
Net Income	—	—	—	264,282	—	264,282

Balance, June 30, 2010	15,530,847	$15,530	$62,603,594	$(58,499,171)	$(911,516)	$3,208,437

See Notes to Condensed Financial Statements (Unaudited)

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2010	2009
Cash flows from operating activities:
Net Income (loss)	$264,282	$(1,218,183)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	37,663	28,193
Amortization of patents	41,257	37,043
Amortization of debt discount	1,398	15,750
Common stock and options issued for compensation, consulting and vendor services	249,594	337,182
Bad debt expense	5,000	—
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(745,525)	128,122
(Increase) Decrease in inventories	(460,289)	87,277
(Increase) Decrease to advances to contract manufacturer	(838,768)	140,205
Decrease to prepaid expenses and other current assets	68,667	112,787
Decrease (Increase) in other assets	34,033	(8,557)
Increase in accounts payable	1,098,552	179,580
Decrease (Increase) in accrued expenses	114,605	(34,790)

Net cash used in operating activities	(129,532)	(195,391)

Cash flows from investing activities:
Purchases of property and equipment	(23,269)	(30,130)
Payment for patents rights	(56,739)	(44,568)

Net cash used in investing activities	(80,008)	(74,698)

Cash flows from financing activities:
Proceeds from sale of stock options	—	25,000

Net cash provided by financing activities	—	25,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(209,540)	(245,089)
Cash and cash equivalents at beginning of period	1,029,129	743,665

Cash and cash equivalents at end of period	$819,589	$498,576

Supplemental disclosure of cash flow information:
Income taxes paid	$4,146	$5,821

Interest paid	$46,000	$—

Stocks issued to employees in lieu of cash compensation	$18,354	$134,825

Shares issued to settle accounts payable	$71,000	$66,000

See Notes to Condensed Financial Statements (Unaudited)

MILESTONE SCIENTIFIC INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION
Milestone Scientific Inc. (“Milestone” or the “Company”) was incorporated in the State of Delaware in August 1989. The Company leased additional office space in June 2009 and moved its headquarters to 45 Knightsbridge Road in Piscataway, New Jersey. In June 2010, the Company cancelled the lease in Piscataway and moved all if its employees, furniture and equipment to 220 South Orange Avenue, Livingston, New Jersey.
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
In the opinion of Milestone, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone’s financial position as of June 30, 2010 and December 31, 2009 and the results of its operations for the six months ended June 30, 2010 and 2009.
The results reported for the six months ended June 30, 2010 are not necessarily indicative of the results of operations which may be expected for a full year.
The Company had negative cash flows from operating activities of $129,532 and $195,391 at June 30, 2010 and June 30, 2009, respectively. At June 30, 2010, the Company had cash and cash equivalents and working capital of $819,589 and $2,311,435, respectively. The Company borrowed $450,000 in 2008 from a shareholder, with a due date of January 2009. This additional borrowing was refinanced at December 31, 2008 and the due date was extended to June 30, 2012. The Company is continuing the pursuit of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. The Company may require the need for a higher level of marketing and sales efforts that at present it cannot fund. If the Company is unable to continue positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that capital can be raised on terms and conditions satisfactory to the Company, if at all. If positive cash flow cannot be achieved or if additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect the Company’s operating results.
The Company’s historical losses — raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Revenue Recognition
Revenue from product sales is recognized net of discounts and allowances to our domestic distributors on the date of arrival of the goods at the customer’s location as shipments are FOB destination. Shipments to our international distributors are FOB our warehouse and revenue is therefore recognized on shipment. In both cases, the price to the buyer is fixed and the collectability is reasonably assured. Further, we have no obligation on these sales for any post sale installation, set-up or maintenance, these being the responsibility of the buyer. Customer acceptance is considered made at delivery. Our only obligation after sale is the normal commercial warranty against manufacturing defects if the alleged defective instrument is returned within the warranty period.
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
Fair Value Measurements
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
In the second quarter of 2010, the FASB issued Accounting Standards Updates (ASU) 2010-09, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 amends FASB ASC Topic 820, Fair Value Measurements and Disclosures, and requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements. ASU 2010-06 also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques. Except for the detailed Level 3 rollforward disclosures, we adopted the provisions of ASU 2010-06 in the first quarter of 2010. This adoption did not affect our financial statements. We will adopt the provisions of ASU 2010-06 related to the new Level 3 rollforward disclosures in the first quarter of 2011. This adoption in 2011 will not affect our financial statements.
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
Since Milestone had net losses for the three and six months ended June 30, 2009 the assumed effects of the exercise of outstanding stock options and warrants were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options and warrants totaled 1,454,666 at June 30, 2009.
NOTE — 3 STOCK OPTION PLANS
FASB ASC Topic 505, “Share-Based Payment”, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations over the service period, as an operating expense, based on the grant-date fair values.
A summary of option activity for employees under the plans as of June 30, 2010, and changes during the six months ended, is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price	Life (Years)	Value

Outstanding, January 1, 2010	1,060,142	$1.33	3.61	$—
Granted	73,333	1.49	—	—
Exercised	—	—	—	—
Forfeited or expired	(74,500)	2.76	—	—
Outstanding, June 30, 2010	1,058,975	1.24	3.72	187,124
Exercisable, June 30, 2010	543,860	1.18	2.52	122,795
Milestone recognizes compensation expense on a straight line basis over the requisite service period. During the six months ended June 30, 2010, Milestone recognized $121,670 of total compensation cost. As of June 30, 2010, there was $325,431 of total unrecognized compensation cost related to non-vested options which Milestone expects to recognize over a weighted average period of 1.80 years. A six percent rate of forfeitures is assumed in the calculation of the compensation cost for the period.
Expected volatilities are based on historical volatility of Milestone’s common stock over a period commensurate with anticipated term. Milestone uses historical data to estimate option exercise and employee termination within the valuation model.
A summary of option activity for non-employees under the plans as of June 30, 2010, and changes during the six months ended, is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price	Life (Years)	Value

Outstanding, January 1, 2010	414,999	1.90	2.70	—
Granted	128,333	1.74	0.95	—
Exercised	—	—	—	—
Forfeited or expired	(8,333)	2.46	—	—
Outstanding, June 30, 2010	534,999	1.85	1.94	125,667
Exercisable, June 30, 2010	513,331	1.88	1.83	123,805
During the six months ended June 30, 2010, Milestone recognized 38,570 of expenses related to non-employee options that vested during the period. The total unrecognized compensation cost related to non-vested options was $62,399 as of June 30, 2010.
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

NOTE — 4 CONCENTRATION OF CREDIT RISK
Milestone’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade accounts receivable, and advances to contract manufacturers. Milestone places its cash and cash equivalents with large financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone to credit risk consist principally of trade accounts receivable, as Milestone does not require collateral or other security to support customer receivables, and advances to contract manufacturer. Milestone entered into a purchase agreement in 2004 with a vendor to supply Milestone with 5,000 instruments of CompuDent®. As part of this agreement, Milestone has a remaining advance of approximately $364,270 with the vendor for purchase of materials at June 30, 2010. The advance will be credited to Milestone as the goods are delivered. Milestone does not believe that significant credit risk exists with respect to this advance to the contract manufacturer at June 30, 2010.
In 2010, the Company entered into a three year agreement to purchase materials for the 12,000 instruments of the STA Single Tooth Anesthesia System®, for delivery to our China distributor over the same period. As of June 30, 2010, the Company recorded an increase in advances to contract manufacturer of $937,723 for the parts.
Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management does not believe that significant credit risk exists with respect to accounts receivable at June 30, 2010.
NOTE — 5 LINE OF CREDIT AND NOTE PAYABLE
On June 28, 2007, the Company secured a $1 million line of credit from a stockholder. This borrowing was amended to $1,300,000 as of September 30, 2008 under the same terms and conditions as the original. Three year warrants exercisable at $5.00 per share, in an amount determined by dividing 50% of the amount borrowed by $5.00 will be issued on each drawdown. There is no facility fee on the line. The warrants have been valued as of each draw down using the Black-Scholes model and are reflected as a discount against the debt incurred under this line of credit. The $1.3 million Line of Credit was converted into shares of Milestone’s common stock in December 2009 at a conversion rate of $1.58 per share. A total of 822,785 shares were issued and the debt liquidated at that date. Interest on the Line of Credit of aggregated $132,491 was accrued as of June 30, 2010. This interest will be paid in equal quarterly payments of $23,000 over the next two years. The Company borrowed an additional $450,000 from the same shareholder in 2008. The borrowing was originally on short term loan with a maturity date of January 19, 2009. In December 2008, this borrowing was refinanced with the shareholder with a due date of June 30, 2012. The borrowing includes a twelve percent interest rate, interest compounded quarterly, with interest and principal due at the maturity. Further, the note has warrants exercisable for five years at the price of $0.32 per share for 45,000 shares of stock. The warrants were valued using the Black-Scholes model and are reflected as a discount against the debt. At June 30, 2010, the discount was $9,759.
Interest expense on this Line of Credit and long term loan for the six months ended June 30, 2010 and 2009 is $27,288 and $85,389, respectively. Accrued interest related to these borrowings was $225,119 and $92,000 at June 30, 2010 and December 31, 2009, respectively. The charge for amortization of Debt Discount related to this Line of Credit is $1,398 and $15,750 for the six months ended June 30, 2010 and June 30, 2009, respectively.
NOTE — 6 STOCK ISSUANCE
During the six months ended June 30, 2010, the Company issued 46,611 shares of common stock valued at $71,000 to three parties owed in connection with public relations and consulting expenses. Additionally, 10,442 shares of common stock valued at $18,354 were issued for payment of employee compensation.
NOTE — 7 SIGNIFICANT CUSTOMERS
Milestone had net product sales to three customers (distributors) which in the aggregate accounted for approximately 71% and 65% of revenue for six months ended June 30, 2010 and 2009, respectively. Milestone had sales to one of these major customers (a distributor of Milestone’s products based in China) of $1,853,468 (32%) for the six months ended June 30, 2010. Accounts receivable from these three customers amounted to $1,489,314 and $476,826 representing 83% and 60% of gross accounts receivable as of June 30, 2010 and June 30, 2009, respectively.

Milestone’s sales by product and by geographical region are as follows:

	Three Months Ended June 30,
	2010	2009
Instruments	$1,824,364	$815,905
Handpieces	$1,372,480	$1,200,370
Other	$21,825	$20,628

	$3,218,669	$2,036,903

United States	$1,258,856	$1,408,337
Canada	$188,239	$151,171
Other Foreign	$1,771,574	$477,395

	$3,218,669	$2,036,903

	Six Months Ended June 30,
	2010	2009
Instruments	$2,424,252	$1,602,122
Handpieces	$3,308,783	$2,595,582
Other	$48,212	$44,017

	$5,781,247	$4,241,721

United States	$2,463,827	$2,886,831
Canada	$370,509	$292,450
Other Foreign	$2,946,911	$1,062,440

	$5,781,247	$4,241,721

Milestone continues to selectively expand its domestic distribution network in 2010. Further, Milestone is expanding and enhancing its reach to the dental community in Canada.
Milestone has also focused on expanding its global distribution network, granting exclusive rights to market, distribute and sell its products in certain key geographic markets around the world. In June 2008, the Company named Istrodent Pty Ltd AB as exclusive distributor of the STA Single Tooth Anesthesia System® (and ancillary products) in South Africa, and Unident AB as its exclusive distributor in Denmark, Sweden, Norway and Iceland. In April 2009, Milestone awarded exclusive distribution and marketing rights to China National Medicines Corporation, d/b/a Sinopharm, for the STA Single Tooth Anesthesia System® (and ancillary products).
As of July 1, 2009, Milestone established a direct path to its international distributors’ networks. Effectively, Milestone will sell directly to existing and new international distributors, rather than through its previous worldwide distributor in South Africa. As part of the change, Milestone agreed to pay a commission to the previous distributor, based on actual international sales, over the next six years. The commission is structured at two levels: Level One is based on historical sales volume, and Level Two is determined for incremental sales volume over the Level One plateau. The Company evaluated this event in September 2009 and continues to monitor the agreement through the date that the financial statements are issued. The commission paid to the previous distributor was $229,312 for the six months ended June 30, 2010 and is included in the accompanying financial statements.
NOTE — 8 COMMITMENTS AND OTHER
Contract Manufacturing Arrangement
Milestone has informal arrangements for the manufacture of its products. CompuDent®, STA Single Tooth Anesthesia System® and CompuMed® instruments are manufactured for Milestone by Tricor Systems, Inc. pursuant to specific purchase orders. The Wand® disposable handpiece without a needle is manufactured for Milestone in Mexico pursuant to scheduled production requirements. The Wand® handpiece (with and without needles) is supplied to Milestone by a product broker that arranges for its manufacture by manufacturers in China.
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
In January 2010, the Company issued a purchase order to Tricor Systems for the purchase of 12,000 Tooth Anesthesia System® to be delivered over the next three years. The purchase order is for $5,261,640. The Company will be required to make periodic payments over the next eighteen months to purchase the parts necessary to complete this production.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussions of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Form 10-Q. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements, within the meaning of section 21E of the Exchange Act, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. See “Risk Factors” on Part II. ITEM 1A of this Form 10-Q.
“Milestone Scientific,” the Milestone logo, “The Wand,” “The Safety Wand,” “CompuMed®,” “CompuFlo®,” “CompuDent®,” “DPS Dynamic Pressure Sensing” and “STA Single Tooth Anesthesia System®” are registered trademarks; and “C-CLAD” is a trademark of Milestone Scientific, Inc.
OVERVIEW
In 2010, Milestone has remained focused on advancing efforts to achieve our two primary objectives; those being:
•
Optimizing our tactical approach to product sales and marketing in order to materially increase penetration of the global dental markets with our proprietary, patented Computer-Controlled Local Anesthesia Delivery (C-CLAD) solution, the STA Single Tooth Anesthesia System®; and

•
Identifying and pursing strategic collaborations with third parties to jointly develop new products utilizing our patented CompuFlo® system’s pressure force technology for novel new medical applications.

STA Single Tooth Anesthesia System® Awards — Industry Recognition
Since its market introduction in the spring of 2007, the STA Single Tooth Anesthesia System® has received very positive reviews and awards from the dental industry. In April 2008, Medical Device & Diagnostic Industry magazine distinguished the STA Single Tooth Anesthesia System® as a 2008 Medical Design Excellence Award winner in the “Dental Instruments, Equipment and Supplies” product category. Of the 33 products to receive this coveted award, the STA Single Tooth Anesthesia System® was one of only two winning products that serve dental practitioners.
In July 2008, noted industry publication Dentistry Today featured the STA Single Tooth Anesthesia System® as one of the “Top 100 Products in 2008,” helping to promote broader recognition of the instrument and validating its value proposition for dentists and patients alike. The STA Single Tooth Anesthesia System® went on to be named by Dentistry Today as one of the “Top 100 Products” for 2009 and 2010, marking three consecutive years the instrument has achieved this industry distinction.
In December 2008, the STA Single Tooth Anesthesia System® was recognized as one of the dental industry’s best technological innovations, winning a “Townie Choice Award” from Dentaltown Magazine in the category “Anesthetics: Technique System”. This marked the second consecutive year that Milestone won a “Townie Choice Award”; in 2007, we won the same award for our CompuDent®/The Wand® instrument. Also in December 2008, our STA Single Tooth Anesthesia System® was named as a Dental Products Report “Top 100 2008 Product of Distinction”. Each year, DPR spotlights the year’s Top 100 products. Of these 100 products, 50 are the ones most often inquired about by DPR’s readers via an online and Product Information Card reader service program. The other 50 represent “New Classics,” which recognize both old and newer products and categories chosen by DPR’s editorial staff for their “perceived impact on driving innovation or helping to establish a new, higher standard of care for patients.” The STA Single Tooth Anesthesia System® was recognized as a “New Classic” in the Technology category.
In 2009 the STA Single Tooth Anesthesia System® was named by Dentistry Today as one of the “Top 100 Products” for the second time and again in 2010, marking three consecutive years the instrument has achieved this notable industry distinction.

In June 2010, the STA Single Tooth Anesthesia System® won further industry distinction, honored as one of only 13 stand-out dental technologies to receive the Pride Institute’s “Best of Class” Technology Award for 2010.
Second Annual Symposium on C-CLAD ®
In addition to winning noted acclaim among leading dental publications, our award winning STA Single Tooth Anesthesia System® has also been gaining the support of many of the world’s leading dental practitioners and key opinion leaders. In February 2008, we hosted the First International Computer-Controlled Local Anesthesia Delivery (C-CLAD®)
The Symposium in New Orleans, welcomed a distinguished panel of dental experts who gathered to discuss advancements in the scientific and clinical practice communities toward the common goal of advancing the science, knowledge and art of C-CLAD in dentistry. The forum yielded a number of ideas on how we can integrate the STA Single Tooth Anesthesia System® not only into dental school curricula, but also extends messaging regarding its many unique benefits to the dental community and patients alike.
On May 1 through May 3, 2009, we hosted the Second International Annual Symposium on C-CLAD in Amelia Island, Florida. Stanley Malamed, DDS, Professor of Anesthesia & Medicine at the University of Southern California, School of Dentistry, again served as Chairman of the invitational event. With attendance triple that of 2008, the 2009 Symposium covered a broad range of C-CLAD related topics including:
•	The History of C-CLAD

•	Treating with Connection

•	Heart Rate Study

•	STA Single Tooth Anesthesia System®: Compassionate Care in the 21st Century

•	Injection Advances and Challenges

•	Physiologic and Clinical Characteristics of PDL Anesthesia Delivered by a High Pressure Hand piece and a Computerized Device

•	The STA Single Tooth Anesthesia System® for Tots and Teens

•	Computerized Local Anesthesia in Dentistry: A Review

•	Today’s Technology

•	Managing a Successful Dental Practice: Why People Keep Coming Back

•	STA Single Tooth Anesthesia System® — The Dental School’s Perspective

•	Futuristic Vistas: The Dentist/Hygienist Partnership
In 2010, we have broadly distributed more than 30,000 copies of a comprehensive monograph reflecting the topics discussed at the 2009 Symposium and a consensus on the attendees’ attitudes, ideas and suggestions relating to promoting global industry adoption of C-CLAD technologies as the new standard of care for administering dental injections.
STA Single Tooth Anesthesia System® Growth
Since its market introduction in early 2007, the STA Single Tooth Anesthesia System®, along with prior generations of Milestone’s C-CLAD products (CompuDent®/The Wand® instruments) have been used to deliver tens of millions of safe, effective and comfortable injections. The STA Single Tooth Anesthesia System® has been favorably evaluated in numerous peer-reviewed, published clinical studies and associated articles. Moreover, there appears to be a growing consensus among users that the instrument is proving to be a valuable and beneficial tool that is positively impacting the practice of dentistry worldwide. The utility and value of the STA Single Tooth Anesthesia System® is perhaps best summarized by Dr. Joe Blaes, who wrote in the December 2008 edition of Dental Economics, “I tried the STA Single Tooth Anesthesia System® and my patients absolutely love it. This is a no brainer — go get one ASAP!”
Global Distribution Network
The STA Single Tooth Anesthesia System® and related handpieces are marketed to the dental industry in the United States and Canada by many of the nation’s leading dental supply companies.

On the global front, we also have granted exclusive marketing and distribution rights for the STA Single Tooth Anesthesia System® to select dental suppliers in various international regions in Asia, Africa and Europe.
In April 2009, we signed an Exclusive Distribution and Marketing Agreement with China National Medicines Corporation, d/b/a Sinopharm, which is China’s largest domestic manufacturer, distributor and marketer of pharmaceuticals and importer of medical devices and the country’s largest domestic distributor of dental anesthetic carpules to the Chinese dental industry. Prior to the end of 2009, China National Medicines issued Milestone a blanket purchase order for 12,000 STA Single Tooth Anesthesia Systems® to be delivered over 36 months, thereby marking the Company’s initial penetration into China’s emerging dental market.
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
Shortly before the end of the second quarter of 2009, we announced that we were refining our international marketing strategy to gain greater access to and penetration of the international dental markets for the STA Single Tooth Anesthesia System®, the CompuDent® instrument and related disposable hand pieces. The new sales strategy provides for increasing hands-on oversight and support of our existing international distribution network, while also attracting new distributors throughout Europe, Asia and South America. To assist in this endeavor, Milestone named Shaul Koren, founder and CEO of Istrodent Pty Ltd AB and one of our strongest sales allies outside of the U.S., as our new International Sales Director. In collaboration with senior management, Mr. Koren will help manage product sales for us in all markets outside of North America.
In the second quarter of 2010, Milestone appointed Dale Johnson as Director of International Distribution, who is now responsible for overseeing the Company’s network of independent dental distributors. Subsequent to the end of the quarter, Milestone named Marvin Terrell as Director of Domestic Distribution, a newly created position responsible for all facets of domestic distribution and marketing of Milestone’s dental products in the U.S. and Canada, including serving as the chief liaison between the Company and the dental supply companies who comprise its domestic distribution network.
Segmented Sales Performance
The following table shows a breakdown of our product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Three Months Ended June 30,
	2010		2009
DOMESTIC
Instruments	$332,392	26.4%	$527,725	37.5%
Handpieces	908,626	72.2%	861,991	61.2%
Other	17,838	1.4%	18,620	1.3%

Total Domestic	$1,258,856	100.0%	$1,408,336	100.0%

INTERNATIONAL
Instruments	$1,491,972	76.1%	$288,180	45.8%
Handpieces	463,854	23.7%	338,378	53.8%
Other	3,987	0.2%	2,008	0.4%

Total International	$1,959,813	100.0%	$628,566	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$1,258,856	39.1%	$1,408,336	69.1%
International	1,959,813	60.9%	628,566	30.9%

Total Product Sales	$3,218,669	100.0%	$2,036,902	100.0%

	Six Months Ended June 30,
	2010		2009
DOMESTIC
Instruments	$583,989	23.7%	$1,054,138	36.5%
Handpieces	1,838,610	74.6%	1,793,801	62.1%
Other	41,228	1.7%	38,892	1.4%

Total Domestic	$2,463,827	100.0%	$2,886,831	100.0%

INTERNATIONAL
Instruments	$1,840,263	55.5%	$547,984	40.4%
Handpieces	1,470,173	44.3%	801,780	59.2%
Other	6,984	0.2%	5,126	0.4%

Total International	$3,317,420	100.0%	$1,354,890	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$2,463,827	42.6%	$2,886,831	68.1%
International	3,317,420	57.4%	1,354,890	31.9%

Total Product Sales	$5,781,247	100.0%	$4,241,721	100.0%

The Company earned gross profits of 64% and 58% in for the three months ended June 30, 2010 and 2009, respectively. However, our revenues and related gross profits have not been sufficient to fully support the expansion of our business efforts, including a new product introduction and research and development expenses. Although the Company anticipates expending funds for research and development in 2010, these amounts will vary based on the operating results for each quarter. The Company has incurred operating losses since its inception. The Company is actively pursuing the generation of sustainable positive cash flows from operating activities through increases in revenue, assessment of current contracts and current negotiations and reduction in operating expenses.
New Product Development and Commercialization Utilizing CompuFlo® System Technology
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
Central to Milestone’s robust IP portfolio, currently comprised of 25 issued patents, is its FDA-approved CompuFlo® system for the precise delivery and aspiration of all medicaments. Milestone’s patented CompuFlo® system and DPS Dynamic Pressure Sensing® technology are revolutionary technologies that are relevant for the entire category of subcutaneous drug delivery injections and fluid aspiration — enabling healthcare practitioners to achieve multiple unique benefits that cannot currently be accomplished with the existing technologies.
The negative side effects possible when using the manual hypodermic syringe are well documented in the medical and dental literature, and include tissue damage, transient or permanent paralysis, subjective pain response, post-operative complications, and the risk of medical emergencies, which in certain circumstances can result in a patient fatality. Patient pain and tissue damage are a direct physical result of a clinician’s inability to accurately control a wide range of variables when using the manual syringe.

In contrast, the technical advantages of the CompuFlo® system with DPS Dynamic Pressure Sensing® technology are numerous and dramatic. They include precise controlling and monitoring of all critical variables during drug delivery, including:
•	a true “painless” experience for all injections

•	eliminates disruptive injection behavior

•	site specific targeting

•	controlled needle exit-pressure

•	precise flow rate and drug volumes

•	patient treatment documentation

•	superior ergonomics

•	elimination of needle deflection (causing missed injections, lost time and anxiety )

•	advanced tactile needle control

•	precision fluid metering
The use of Milestone’s technology also empowers the clinician to receive real-time continuous feedback relating to the local tissue conditions during the injection process. This real-time feedback enables the accurate differentiation and identification of specific tissues types and anatomical locations, making subcutaneous drug delivery safer, easier and more effective, thereby fundamentally transforming what formerly was an “art” into a “science.”
Recognized as a world leader in advanced computer-controlled injection technologies, Milestone has spent over a decade developing and perfecting its portfolio of technologies that eliminate pain and enable unequaled precision that can be applied to a wide array of subcutaneous injections routinely used in the practice of Medicine and Dentistry. Moreover, none of Milestone’s C-CLAD injection products look like a syringe or feel like a syringe, and they perform far better than an antiquated manual syringe, resulting in a much enhanced experience for both the patient, the practitioner and the business of dentistry.
Based on an independent 2006 study, the number of potential applications for the CompuFlo® technology stands at more than 700. Due to the sizable number of product development opportunities within the medical arena for the technology, Milestone created an internal review committee to assess and analyze the opportunities in a variety of medical sectors. Consequently, the Company has elected to focus on those medical uses of the CompuFlo® system which have shown to be most promising for obtaining a return on investment while simultaneously representing new product introductions that will have the greatest impact on patients and the medical profession. Areas of initial interest include developing CompuFlo®-based injection/aspiration systems for use in Epidurals, Intra-Articular Injections, Self-Administered Injections, Neurosurgery, Ophthalmic surgery and Derma Filler/Cosmetic surgery.
It should be noted that the CompuFlo® system is embedded in an FDA-approved prototype. This technology is currently commercially available in the STA Single Tooth Anesthesia System®, which is being sold worldwide in the dental market. Over 40 million patient injections have been given with Milestone’s technologies to date.
Milestone’s technological innovations have been tried and proven by healthcare providers with over 50 publications validating the efficacy and safety in a variety of medical and dental injection applications. It is anticipated that future devices that are developed utilizing the CompuFlo® system will only require a basic 510K approval from the FDA, thus minimizing development cost and time to market.
Intellectual Property
In August 2009, we were issued a Notice of Allowance by the U.S. Patent and Trademark Office for its U.S. patent application directed to the use of its disposable hand piece for fluid administration. Our award-winning handpiece is an instrument currently utilized in conjunction with the Company’s STA Single Tooth Anesthesia System®, the CompuDent® instrument and the CompuMed® instrument.
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

During the second quarter of 2010, Milestone was issued a Notice of Allowance by the U.S. Patent and Trademark Office for its U.S. patent application, titled “Self-Administration Injection System.” Milestone’s innovative computer-controlled drug delivery platform has been designed to reduce the anxiety and pain of self-administration of medications for the rapidly expanding home-use market. The computer-controlled self-administration system provides a less threatening, virtually painless means for patients to safely self-administer in-home a variety of injections.
To date, we have been awarded a total of 25 U.S. utility and design patents relating to our C-CLAD technologies.
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
Revenue Recognition
Revenue from product sales is recognized net of discounts and allowances to our domestic distributors on the date of arrival of the goods at the customer’s location as shipments are FOB destination. Shipments to our international distributor are FOB our warehouse and revenue is therefore recognized on shipment. In both cases the price to the buyer is fixed and the collectability is reasonably assured. Further, we have no obligation on these sales for any post installation, set-up or maintenance, these being the responsibility of the buyer. Customer acceptance is considered made at delivery. Our only obligation after sale is the normal commercial warranty against manufacturing defects if the alleged defective instrument is returned within the warranty period.

Results of Operations
The consolidated results of operations for the three and six months ended June 30, 2010 compared to the same three and six month period in 2009 reflect our focus and development on the STA Single Tooth Anesthesia System® , as well as continuing efforts on identifying collaborative partners for new product development utilizing our CompuFlo® technology.
The following table sets forth for the periods presented statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009

Products sales, net	$3,218,669	100%	$2,036,902	100%	$5,781,247	100%	$4,241,721	100%
Cost of products sold	1,161,847	36%	862,741	42%	2,062,558	36%	1,779,291	42%

Gross Profit	2,056,822	64%	1,174,161	58%	3,718,689	64%	2,462,430	58%

Selling, general and administrative expenses	1,778,193	55%	1,753,237	86%	3,319,896	57%	3,482,052	82%
Research and development expenses	79,736	2%	32,347	2%	168,200	3%	99,969	2%

Total operating expenses	1,857,929	57%	1,785,584	88%	3,488,096	60%	3,582,021	84%

Income (loss) from operations	198,893	6%	(611,423)	-30%	230,593	4%	(1,119,591)	-26%
Other income — interest & expense	(18,533)	-1%	(45,119)	-2%	33,689	1%	(98,592)	-2%

Net income (loss)	$180,360	5%	$(656,542)	-32%	$264,282	5%	$(1,218,183)	-28%

Three months ended June 30, 2010 compared to three months ended June 30, 2009
Total revenues for the three months ended June 30, 2010 and 2009 were $3,218,669 and $2,036,902, respectively. The total increase in product sales of $1,181,767, or 58%, in 2010 over 2009 is primarily the result of the continued STA Single Tooth Anesthesia System® product sales growth in the China market. Domestic STA Single Tooth Anesthesia System® instrument sales decreased $210,378 in 2010 over 2009. This notable decrease is due to the reduction in advertising and the sales force in 2010 over 2009, as management implements a new sales strategy in the U.S. In the domestic market, handpiece sales increased by $46,635, or 5.4%. On the international front, total revenue aggregated $1,959,813 in 2010, a 212% increase over 2009. All of this increase was due to the shipment of instruments and handpieces to China. International instrument sales increased in the second quarter of 2010 over 2009 by $1,203,792, or 418%. Internationally, handpieces increased by $125,476, or 37% due to shipment of training and demonstration handpieces to China.
Cost of products sold for the three months ended June 30, 2010 and 2009 were $1,161,847 and $862,741, respectively. The $299,106, or 35%, increase is attributable to an increase in sales volume.
For the three months ended June 30, 2010, Milestone generated a gross profit of $2,056,822, or 64%, as compared to a gross profit of $1,174,161, or 58%, for the three months ended June 30, 2009. The total increase in gross profit dollars of $882,661 is due to an increase in sales volume, while the gross profit percentage increase is due to a reduction in the manufacturing costs for the STA Single Tooth Anesthesia System® instruments in 2010.
Selling, general and administrative expenses for the three months ended June 30, 2010 and 2009 were $1,778,193 and $1,753,237, respectively. The $24,956, or 1.4%, net increase is described in the following sections of this paragraph. Although the Company continues to focus on expenses, the 2010 second quarter increase of $24,956 is a net of reductions in Marketing Expenses of $291,464, Sales Expenses of $33,726 and Salary Expense of $60,356, offset by increase General and Administrative (G&A) Expenses of $410,502. Expense reduction in Marketing Expense is principally due to foregoing the Spring C-CLAD Symposium and other Marketing Consulting (savings of approximately $205,000) and reduction in the media spend of approximately $69,000. In the category of G&A Expenses, 2010 quarterly expenses increased $156,162 for an International Sales Commission (China $64,800 and other countries $91,362) based on increased international sales, $81,038 increase in Royalty payments, $37,742 increase in International Travel Expense, Recruiting and Consulting Expenses of $66,979 (recruiting a Director, International Business in April 2010, $30,000) and an increase in the CEO’s Bonus of $55,332.

Research and development expenses for the three months ended June 30, 2010 and 2009 were $79,736 and $32,347 respectively. The increase of $47,389 is partially due to increased expenditures for new medical devices development.
The income from operations for the three months ended June 30, 2010 was $198,893 as compared to a loss from operations for the three months ended June 30, 2009 of $611,423. The difference of $810,316 or 133%, increase in income from operations is explained above.
Interest income of $112 was earned for the three months ended June 30, 2010 compared to $742 for the same period in 2009.
Interest expense was $17,946 and amortization of debt issuance was $699 relating to the long term note payable for the second quarter of 2010 compared to interest expense of $37,986 and amortization of debt issuance expense of $7,875 for the same quarter in 2009. The decrease in interest expense $20,040 is due to the conversion of the Line of Credit Note in December 2009 (as discussed in Note 5).
For the reasons explained above, net income for the three months ended June 30, 2010 was $180,359 as compared to a net loss of $656,542 for the three months ended June 30, 2009. The $836,902, or 127%, increase in net income is primarily a result of the increase in sales and gross margin dollars, offset by one time decreases in market consulting costs and increases in other selling, general and administrative expenses.
Six months ended June 30, 2010 compared to the six months ended June 30, 2009
Total revenues for the six months ended June 30, 2010 and 2009 were $5,781,247 and $4,241,721, respectively. Total revenues increased by $1,539,525, or 36%. All of this increase in revenue was generated by shipments to China Contributing to this increase was STA Single Tooth Anesthesia System® instruments sales of $763,707 and an increase in STA Single Tooth Anesthesia System® handpiece sales of $659,135. CompuDent® instrument sales increased by $58,423 and CompuDent® handpiece sales increased by $54,067. International revenue increased $1,962,530, or 145%, as compared to the 2009 period. Domestic product revenue decreased $423,004 in 2010, or 15%, the notable decrease in due to the reduction in advertising and direct sales force expenses in 2010 over 2009, as management implements a new sales strategy in the U.S. Domestic disposable handpiece sales increased by $44,809, or 2%, and international disposable handpiece sales increased $668,393, or 83%.
Gross profit for the six months ended June 30, 2010 and 2009 was $3,718,689, or 64%, and $2,462,430, or 58%, respectively. Gross profit dollars in the first six months of 2010 increased by $1,256,259, 51% due to an increase in sales volume and gross profit percentage in 2010 over 2009. The gross profit percentage increase is due to a reduction in the manufacturing costs for the STA Single Tooth Anesthesia System® instruments in 2010.
Selling, general and administrative expenses for the six months ended June 30, 2010 and 2009 were $3,319,896 and $3,482,052, respectively. The decrease of $162,156, or 4.7%, is primarily attributable to a net reduction in Marketing Expenses of $575,853, Sales Expenses of $69,791 and Salary Expenses of $100,202, offset by increase in General and Administrative (G&A) Expense of $603,475. Sales and marketing expense decreased by $648,644 is principally due to foregoing the Spring C-CLAD Symposium and other Marketing Consulting (savings of approximately $357,000), reduction in the media spend of approximately $149,000, a net reduction of printing ($77,503) and a reduction in sales commissions ($21,469) and domestic sales travel expenses ($50,429) for the period ending June 30, 20010. This aggregate decrease is attributable to management’s implements of a new sales strategy in the U.S. General and administrative expenses increased a net of $603,475. Expense increases in this category that are directly related to sales volume increases was $476,928. International sales commissions $294,112 (China $64,800 and other countries $229,312), international travel $57,741 and royalty payments $125,075. Stock based compensation expense increased by $51,882. Recruiting and Consulting Expenses of $94,127 (recruiting a Director, International Business in April 2010, $30,000) and a decrease in salary expenses of $100,202 due to a reduction in salesman staffing.

Research and development expenses for the six months ended June 30, 2010 and 2009 were $168,200 and $99,969, respectively. The increase of $68,231 is due to increased expenditures for the development of new medical devices ($25,477) and foreign language enhancements for our STA Single Tooth Anesthesia System® instruments ($26,000).
Other Income includes $61,916 in 2010. This represents the balance of the sale of tax credits under the New Jersey Technology Tax Certificate Program.
Interest income of $460 was earned for the six months ended June 30, 2010 compared to $2,547 for the same period in 2009.
Interest expense of $27,288 as of June 30, 2010 decreased $58,101, or 68%, over the same period in 2009. The decrease in interest expense is due to the conversion of the Line of Credit Note in December 2009 (as discussed in Note 5).
For the reasons explained above, net income for the six months ended June 30, 2010 increased to $264,282, a positive increase of $1,482,464, or 121.7%, over the net loss for the six month period ended June 30, 2009.
Working capital as of June 30, 2010 is $2,311,435. Current assets increased by $1,857,400 in categories accounts receivable ($740,525), inventory ($460,289) and advances to a contract manufacturer ($838,768) offset by a reduction in cash of $209,540 from December 31, 2009.
Liquidity and Capital Resources
As of June 30, 2010 we had cash and cash equivalents of $819,589 and working capital of $2,311,435, an increase in working capital from December 31, 2009 of $685,362. Milestone generated net income of $264,281 and incurred a net loss of $1,218,183 for the six months ended June 30, 2010 and 2009, respectively. There was a negative cash flow from operating activities of $129,532 and $195,391 for the six months ended June 30, 2010 and June 30, 2009, respectively.
For the six months ended June 30, 2010, our net cash used in operating activities was $129,532. This was attributable primarily to a net income of $264,282, adjusted for noncash items of $334,912, principally common stock and options issued for compensation, consulting and vendor services and changes in operating assets and liabilities of $728,726. The changes in operating assets and liabilities are due to building up of inventory and the increase in advances for the expected sales growth in the third and fourth quarter of 2010.
The Company’s increase in current asset of $1,857,400 is primarily due to a build up of inventory ($460,289) and increase in advances to contract manufacturer ($881,353) principally for the 12,000 STA System instruments purchase order form China and a net increase in accounts receivable ($740,525). These increases are anticipated to continue in order to deliver the instruments on time and complete per the purchase order.
On a related basis, current liabilities increased by $1,172,038 of which $1,098,551 relates to the advance to contract manufactures and the purchases of handpieces for the China purchase order. Both the advance and payable to contract manufacturer are expected to continue to exist until the 12,000 instrument order is delivered to the distributor.
For the six months ended June 30, 2010, Milestone used $80,008 in investing activities. This was primarily attributable to $56,739 of legal fees related to new patent application. Capital expenditures of $23,269 were primarily for the leasehold improvement in the Livingston, New Jersey office.
As of June 30, 2010 and December 31, 2009, Milestone had recorded on the Balance Sheet a long term note payable of $450,000 from a stockholder.

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
The Company’s historical losses — raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company we are not required to provide the information required by this Item.
Item 4. Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of June 30, 2010 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
In the quarter ended June 30, 2010, Milestone issued total 26,542 shares valued at $38,854 as follows:

	Shares	$
Shares issued for employee compensation	6,388	$10,854
Shares issued for services	20,154	28,000

	26,542	$38,854
These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and a legend restricting the sale, transfer, or other disposition of these shares other than in compliance with the Act was imprinted on stock certificates evidencing the shares.
ITEM 3. DEFAULT UPON SENIOR SECURTIES
NONE
ITEM 4. [Removed and Reserved]

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

Date: August 10, 2010