Form 10-K
period 2010-12-31
MILESTONE SCIENTIFIC INC.
filed 2011-03-30
CIK 855683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-14053
Milestone Scientific Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3545623

State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization	Identification No.)
220 South Orange Avenue, Livingston, NJ 07039
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2010, the last business day of the Company’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non — affiliates of the issuer was $10,065,563. This amount is based on the closing price of $1.20 per share of the Company’s common stock as of such date, based on the Nasdaq Over-the-Counter Bulletin Board.
As of March 30, 2011 the registrant has a total of 15,030,458 shares of Common Stock, $0.001 par value outstanding.
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
All references in this report to “Milestone,” “us,” “the Company”, or “Milestone Scientific” refer to Milestone Scientific Inc., and its former subsidiary, Spintech, Inc. (“Spintech”), unless the context otherwise indicates. Milestone has rights to the following trademarks: CompuDent®, CompuMed®, CompuFlo®, The Wand®, The Wand Plus®, The SafetyWand®, Cool Blue Wand®, Cool Blue Tooth Whitening Instrument™, Dynamic Pressure Sensing Technology®, STA Single Tooth Anesthesia™, (STA Instrument, instruments and handpieces), Ionic White® (light emitting diode), and Ionic White™ (whitening toothpaste). Milestone was incorporated in the State of Delaware in 1989.
BUSINESS
Background
Milestone since its inception has engaged in pioneering proprietary, innovative, computer-controlled injection technologies and solutions for the medical and dental markets. The company has focused its energy and resources on redefining the worldwide standard of care for injection techniques by making the experience more comfortable for the patient and by reducing the anxiety and stress of administering injections for the healthcare provider.
Milestone and its technology is widely recognized by key opinion leaders, industry experts and medical and dental practitioners as the noted leader in the emerging, high growth, computer-controlled injection industry; and remains intent on expanding the use and application of its proprietary, patented technologies to achieve greater operational efficiencies, enhanced patient safety and therapeutic adherence, and improved quality of care within a broad range of medical disciplines.
In 1997, Milestone first introduced The Wand® (CompuDent® instrument) and the disposable Wand handpiece. CompuDent provides painless injections for all routine dental treatments, including root canals, crowns, fillings and cleanings. Milestone’s Computer-Controlled Local Anesthetic Delivery (C-CLAD) instrument handpiece does not look or feel like a syringe. And, what’s more, it works better than a syringe, resulting in a more pleasant experience for the patient and practitioner. With more than 18,000 CompuDent instruments sold within four months of its market introduction, this represented the most successful launch in the history of small equipment sales in U.S. dentistry.
Milestone subsequently expanded its product offerings with the introduction of the CompuMed® advanced injection instrument, designed for use in a wide range of applications within the medical industry, including cosmetic surgery, hair restoration surgery, podiatry, colorectal surgery, nasal and sinus surgery, dermatology and orthopedics, among others.
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
The CompuFlo technology also consists of a disposable injection handpiece that provides for precise tactile control during the injection, an electromechanical (computer-controlled) fluid delivery instrument and the ability to record data from the injection event. As confirmed by numerous noted medical and dental experts within academia and the clinical practice arenas, CompuFlo has the potential to greatly increase the safety and efficacy of many injection procedures that currently rely upon the over 150-year-old hypodermic syringe technology and the tactile senses and delivery expertise of the administrator.

On September 14, 2004, Milestone Scientific was issued United States Patent No. 6,786,885 for the CompuFlo technology, entitled “Pressure/Force Computer Controlled Drug Delivery Instrument with Exit Pressure.” Proprietary software, working with an innovative technology, allows the instrument to continuously monitor and control the exit pressure of fluid and/or medication during an injection. This same technology also enables doctors to accurately identify different tissue types based on exit pressure during an injection. The technology has numerous applications in both medicine and dentistry, including epidural and intra-articular injections.
In December 2004, the United States Patent Office issued a “Notice of Allowance” for patent protection on two additional critical elements of the CompuFlo automated drug delivery technology: “Drug Delivery Instrument with Profiles” and “Pressure/Force Computer Controlled Drug Delivery with Automated Charging”.
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
Given the Company’s experience and established brand awareness within the dental industry, it elected to focus its initial product development efforts on the integration of CompuFlo into its legacy computer-controlled dental injection instrument. As a result, Milestone developed the industry’s first solution for painlessly administering a single-tooth injection as the only injection necessary for achieving anesthesia, foregoing the need to administer a traditional nerve branch block. This new instrument, which also provides for use of a disposable handpiece, was trademarked the “STA Single Tooth Anesthesia Instrument™,” now more commonly known as the STA Instrument.
After receiving FDA 510(k) Pre-market Notification acceptance for the marketing and sale of the STA Instrument, Milestone introduced the instrument to market in February 2007 at the Chicago Dental Society’s 143rd Midwinter Meeting. The patented STA Instrument incorporates the “pressure feedback” elements of Milestone’s patented CompuFlo technology, thereby allowing dentists to administer injections accurately and painlessly into the periodontal ligament space, effectively anesthetizing a single tooth. This injection is of significant value in that it allows the dentist to profoundly anesthetize the tooth within one or two minutes, versus up to 15-18 minutes for a block injection to take effect. Utilizing the STA Instrument single tooth injection, the patient will suffer neither pain nor collateral anesthesia in the cheek, lips or tongue at any time. The STA Instrument is capable of performing all of the injections that can be done with a conventional dental syringe, including the palatal-anterior superior alveolar, anterior middle superior alveolar and inferior alveolar nerve block. The STA Instrument achieves these injections predictably and reliably.
Initial market response to the STA Instrument following its commercial debut in February 2007 proved to be less than robust. Moreover, at that time, the Company had granted exclusive US and Canadian distribution and marketing rights for the STA Instrument to Henry Schein, Inc., the largest distributor of healthcare products and services to office-based practitioners in the combined North American and European markets. Following several months of lackluster sales and after making critical senior management changes, Milestone initiated an in-depth market study to reassess its positioning and marketing strategies for the STA Instrument. The insight gained from this study led management to redefine and implement a new messaging platform, created to emphasize key benefits that Milestone discovered are of most value to dental professionals. This new product messaging was launched in January 2008 and has remained in constant review.
During the second quarter of 2008, Milestone elected not to renew the exclusive marketing and distribution agreement originally signed with Henry Schein, Inc.; instead, the Company granted Schein non-exclusive distribution rights to both market and sell the STA Instrument and related disposable handpieces to dental professionals in the U.S. and Canada. In June 2008, Milestone expanded its domestic distribution network with the addition of Patterson Dental Supply as a non-exclusive distributor. Patterson has the largest direct sales force in the industry, totaling approximately 1,400 sales representatives and equipment/software specialists addressing the needs of the U.S. and Canadian dental markets. Later in the year, Benco Dental, Burkhart Dental, Goetze Dental and Atlanta Dental Supply — all notable regional distributors — were granted non-exclusive distribution and marketing rights to the STA Instrument, thereby diversifying and significantly expanding Milestone’s domestic distribution network.
Despite being granted CE Mark approval of the STA Instrument in June 2007 by European regulatory authorities, Milestone elected to initiate its international launch in the first quarter of 2008. Following implementation of the STA Instrument’s new messaging strategy in early 2008, Milestone granted exclusive marketing and distribution rights to two foreign distributors: Istrodent Pty Ltd AB, a leading distributor serving the Southern Africa dental market; and Unident AB, a leading supplier of dental products in the Scandinavian countries of Denmark, Sweden, Norway and Iceland.
In 2009, the Company sought to further expand its independent distribution network — both domestically and in key international markets. Consequently, Milestone granted non-exclusive distribution and marketing rights in the U.S. to Cedar Dental, Dental Health Products, Iowa Dental, Nashville Dental, Newark Dental and Parkway Dental. To expand and enhance its reach to the dental community in Canada, the Company also signed non-exclusive distribution and marketing agreements with Dental 2000, Mediclub and Specialty Dental

In the spring of 2009, Milestone signed an Exclusive Distribution and Marketing Agreement with China National Medicines Corporation, dba Sinopharm, which is China’s largest domestic manufacturer, distributor and marketer of pharmaceuticals and importer of medical devices and the country’s largest domestic distributor of dental anesthetic carpules to the Chinese dental industry. Prior to the end of 2009, China National Medicines issued Milestone a blanket purchase order for 12,000 STA instruments and related handpieces to be delivered over 36 months, thereby marking the Company’s initial penetration into China’s emerging dental market.
As of March 30, 2011, China National Medicine has not received the appropriate registration approval from the regulatory body in China, therefore, shipment of STA instruments and handpieces have been suspended pending the approval to sell and distribute these products in China. It is expected that the approval by the appropriate Chinese regulatory body will be received in 2011.
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
Beginning in the second and third quarter 2010, Milestone expanded its international and domestic sales force by hiring a Director of International Sales and Director of Domestic Sales. These additions have proven to be a valuable addition to our dental market business, as we expand our distribution in both markets.
CompuFlo® Advanced Injection Technology — Core Technology
The CompuFlo technology is patented and embedded in the STA Instrument that is being sold worldwide in the dental market. CompuFlo technology has been tried and proven in human and animal studies, as well as by dentists in most parts of the world who are using the STA Instrument in their practices.
CompuFlo is a revolutionary new technology for injections. CompuFlo enables health care practitioners to monitor and precisely control “pressure,” “rate” and “volume” during all injections and can be used to inject all liquid medicaments as well as anesthetics. CompuFlo can also be used to aspirate body fluids.
Negative side effects from the use of traditional hypodermic drug delivery injection instruments are well documented in dental and medical literature and include risk of death, transient or permanent paralysis, pain, tissue damage and post-operative complications. The pain and tissue damage are a direct result of uncontrolled flow rates and pressures that are created during the administration of drug solutions into human tissue. While several technologies have been capable of controlling flow rate, the ability to accurately and precisely control pressure has been unobtainable until the development of CompuFlo.
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
CompuFlo’s pressure sensing technology provides an objective tool that consistently and accurately identifies the epidural space by detecting the difference in pressure between the ligamentum flavum and the extraligamentary tissue. In studies utilizing the CompuFlo technology the epidural space has been correctly identified 100% of the time. Knowing the precise location of a needle during an epidural injection procedure provides a measure of safety not presently available to doctors using conventional syringes, who identify the epidural space by relying on the subjective perception of loss of resistance to air or saline.
In the absence of curative procedures, arthritis patients are obliged to endure multiple painful test procedure injections for a lifetime. Often these injections are not efficacious, because the doctor using a syringe failed to locate the intra-articular space or did not inject the appropriate volume of hyaluronic acid or other medicament into that space. The CompuFlo technology has been successful in administering viscous hyaluronic acid and other medicaments into the intra-articular space in both small and large joints using its computer-controlled pressure sensing capabilities in an independent animal study.

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
On December 3, 2009, Milestone announced that it signed an Agreement of Intent with China National Medicines Corporation, Ltd. and Yichang Humanwell Pharmaceutical Co. Ltd., both incorporated in the People’s Republic of China (PRC), to develop orthopedic and epidural drug delivery instruments utilizing CompuFlo. Milestone and its two PRC joint venture partners planned to establish a new joint venture entity for this purpose in the first quarter of 2010. The required initial funding for the new entity, estimated by the parties at $1.4 million, will be provided by the two PRC companies, although Milestone will determine the proposed uses of their contribution. The Company believes that this new joint venture represents a significant step forward in Milestone’s efforts to have its innovative computer-controlled drug delivery technology adapted for medical usage worldwide. As of March 30, 2011, the agreement has not been finalized.
Product Platform
Milestone has developed and brought to market a highly differentiated portfolio of industry innovations. Thus far, the Company’s proprietary solutions have succeeded in elevating the standard of care in the professional dental arena. The product portfolio includes:
STA Single Tooth Anesthesia Instrument™ (STA Instrument)
The STA Single Tooth Anesthesia Instrument™ (STA Instrument) is a patented, computer-controlled local anesthesia delivery instrument that incorporates the “pressure feedback” elements of Milestone’s patented CompuFlo technology, thereby allowing dentists to administer injections accurately into the periodontal ligament space, effectively anesthetizing a single tooth. While the periodontal ligament injection has been available for some time, there has been no effective technology that allows dentists to easily perform the procedure painlessly, safely and predictably until now. With this unique procedure dentists can easily and predictably anesthetize a single tooth root in one minute and a multiple root tooth in two minutes, without first administering a general blocking injection and waiting up to 18 minutes (or longer if the blocking injection needs to be re-administered) before proceeding to anesthetize the target tooth. A device which allows dentists to effectively anesthetize a single tooth will greatly enhance the productivity of dental practices and, when combined with the painless injection capabilities already present in the CompuDent instrument, such a device provides a compelling value in the marketplace. The STA Instrument will generate recurring revenues from per-patient disposable handpieces.
Since its market introduction in the spring of 2007, the STA Instrument has received rave reviews and awards from the dental industry. In July 2007, noted industry publication Dentistry Today featured the STA Instrument as one of the “Top 100 Products in 2007,” helping to promote much broader recognition of the instrument and validating STA’s value proposition for dentists and patients, alike. In early 2008, Medical Device & Diagnostic Industry magazine distinguished the STA Instrument as a 2008 Medical Design Excellence Award winner in the “Dental Instruments, Equipment and Supplies” product category. Of the 33 products to receive this coveted award, the STA was one of only two winning products that serve dental practitioners. In December 2008, Milestone continued to win broad acclaim for the STA Instrument by winning a “Townie Choice Award”. The “Townie Choice” awards were originally started by Dr. Howard Darran and Farran Media, publisher of Dentaltown Magazine, to assist dentists in making product purchasing decisions, and are considered the “people’s choice” of the products and services available to the dental industry today. That same month, the STA Instrument was also named as a Dental Products Report “Top 100 2008 Product of Distinction.” Additionally, the STA Instrument was named one of Dentistry Today’s “Top 100 Products” for the third consecutive year in 2010.
CompuDent®
CompuDent (also known as the Wand Plus® internationally) is Milestone’s proprietary, patented Computer-Controlled Local Anesthetic Delivery (C-CLAD) instrument and predecessor of the STA Instrument. CompuDent delivers anesthesia at a precise and consistent rate below a patient’s pain threshold. Over the years, CompuDent has been widely heralded as a revolutionary device, considered one of the major advances in dentistry in the 20th Century. The instrument has been favorably evaluated in more than 50 peer reviewed or independent clinical research reports. CompuDent, including its ergonomically designed single-use handpieces (The Wand®), provides numerous, well documented benefits:
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
Despite CompuDent’s many benefits, including the administration of less painful and more comfortable injections, dentists in the United States have been slow to give up the use of traditional syringes. Dentists have all been trained to use syringes in dental school and often have become accustomed to and are comfortable with their use during many years of clinical practice, in spite of the obvious reluctance and/or fear of the patient in relation to injections administered by hypodermic syringe. There are approximately 40 million dental phobics, those people afraid to visit a dentist, in the United States. Therefore, Milestone believes there is a disconnect in the way dentists perceive their patients’ attitudes toward injection by hypodermic syringe. The CompuDent is used today by thousands of dentists around the world, many of whom have long since abandoned the over 150-year old syringe.
CompuMed®
CompuMed is a patented computer-controlled injection instrument geared to the needs of the medical market and providing benefits similar to CompuDent. CompuMed allows many medical procedures, now requiring intravenous sedation, to be performed with only local anesthesia due to dramatic pain reduction. Also, dosages of local anesthetic can often be significantly reduced, thus reducing side effects, accelerating recovery times, lowering costs and eliminating potential complications. CompuMed has accumulated clinical evidence demonstrating benefits from use in colorectal surgery; podiatry; dermatology, including surgery for the removal of basal cell carcinomas and other oncological dermatologic procedures; nasal and sinus surgery, including rhinoplasty; hair transplantation and cosmetic surgery, among others.
The Wand®
The Wand handpiece is used in conjunction with the STA, CompuDent and CompuMed instruments. It is an ergonomically designed and patented handpieces that enables all traditional and newer injections, such as AMSA, P-ASA and Modified-PDL, to be more comfortable and easier to deliver. Moreover, the pen-like grasp of The Wand allows bi-directional rotation during injection, which prevents needle deflection that occurs with a traditional syringe. A straighter path results in a more accurate injection, meaning fewer missed mandibular blocks, and more rapid onset of anesthesia. Missed blocks are reported in the literature to occur 30% of the time. This raises both patient anxiety and difficulties for the dentists in managing their business. While awaiting profound anesthesia, the dentist is losing time and money.
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
The SafetyWand represents the culmination of two years’ effort to develop a safer injection device for dentists, physicians and hygienists. While safety injection devices have been mandated since 2000 under federal law, OSHA had been unable to enforce this law against dentists because of the inadequacy of existing devices to meet both the requirements of the law and the clinical needs of dentists. The SafetyWand meets these requirements and provides dental practitioners with a safer retractable needle device, with single hand activation, which is reusable multiple times during a single patient visit; yet small and sleek enough not to obscure the dentist’s sometimes limited field of view. While SafetyWand is now available commercially and OSHA has not begun, in a meaningful way, to enforce existing regulations requiring the use of these devices. OSHA is empowered to levy substantial fines for failure to use safety engineered devices.
Competition
Milestone’s proprietary, patented Computer-Controlled Local Anesthesia Delivery (C-CLAD) instruments compete with disposable and reusable syringes that generally sell at lower prices and that use established and well-understood methodologies in both the dental and medical marketplaces.

Milestone’s instruments compete on the basis of their performance characteristics and the benefits provided to both the practitioner and the patient. Clinical studies have shown that the instruments reduce fear, pain and anxiety for many patients, and Milestone believes that they can reduce practitioner stress levels, as well. The Company’s newest product introduction, the STA Instrument, can be used for all dental injections that can be performed with a traditional dental syringe. Moreover, the STA Instrument can also be used for new and modified dental injection techniques that cannot be performed with traditional syringes. These new techniques allow for faster procedures shortening chair-time, minimizing the numbing of the lips and facial muscles, enhancing practice productivity, reducing stress and virtually eliminating pain and anxiety for both the patient and the dentist.
Milestone faces intense competition from many companies in the medical and dental device industry, possessing substantially greater financial, marketing, personnel, and other resources. Most competitors have established reputations, stemming from their success in the development, sale, and service of competing dental products. Further, rapid technological change and research may affect the products. Current or new competitors could, at any time, introduce new or enhanced products with features that render the products less marketable or even obsolete. Therefore, the company must devote substantial efforts and financial resources to improve existing products, bring products to market quickly, and develop new products for related markets. In addition, the ability to compete successfully requires that Milestone establish an effective distribution network and with a strong marketing plan. Historically, Milestone has been unsuccessful in executing the marketing plans for the products, primarily due to resource constraints. New products must be approved by regulatory authorities before they may be marketed. Milestone cannot assure you that it can compete successfully; that competitors will not develop technologies or products that render the products less marketable or obsolete; or, that Milestone will succeed in improving the existing products, effectively develop new products, or obtain required regulatory approval for those products.
Patents and Intellectual Property
Milestone holds the following U.S. utility and design patents:

	U.S. PATENT	DATE OF
	NUMBER	ISSUE
Computer Controlled Drug Delivery Systems
Dental Anesthetic and Delivery Injection Unit	6,022,337	2/8/2000
Design for a Dental Anesthetic Delivery System Holder	D422,361	4/4/2000
Design for a Dental Anesthetic Delivery System Housing	D423,665	4/25/2000
Design for a Dental Anesthetic Delivery System Handle	D427,314	6/27/2000
Cartridge Holder for Injection Device	6,132,414	10/17/2000
Dental Anesthetic Delivery Injection Unit	6,152,734	11/28/2000
Microprocessor-controlled Fluid Dispensing Apparatus	6,159,161	12/12/2000
Pressure/Force Computer Controlled Drug Delivery System	6,200,289	3/13/2001
Dental Anesthetic and Delivery Injection Unit with Automated Rate Control	6,652,482	11/25/2003
Pressure/Force Computer Controlled Drug Delivery System with Exit Pressure	6,786,885	9/14/2004
Pressure/Force Computer Controlled Drug Delivery System with Automated Charging	6,887,216	5/3/2005
Drug Delivery System with Profiles	6,945,954	9/20/2005
Cartridge Holder for Anesthetic and Delivery Injection Device	D558,340	12/25/2007
Design for Drive Unit for Anesthetic	D566,265	4/8/2008
Design for Drive Unit for Anesthetic	D579,540	10/28/2008
Drug Infusion Device with Tissue Identification Using Pressure Sensing	7,449,008	11/11/2008
Computer Controlled Drug Delivery Systems with Pressure Sensing	7,618,409	11/17/2009
Hand Piece for Fluid Administration	7,625,354	12/1/2009
Self-Administration Injection System	7,740,612	6/22/2010
Engineered Sharps Injury Protection Devices
Handpiece for Injection Device with a Retractable and Rotating Needle	6,428,517	8/6/2002
Safety IV Catheter Device	6,726,658	4/27/2004
Safety IV Catheter Infusion Device	6,905,482	6/14/2005
Handpiece for Injection Device with a Retractable and Rotating Needle	6,966,899	11/22/2005
During the 2010 and 2009 fiscal years, Milestone expensed $270,494 and $241,318, respectively, on research and development activities. The higher costs incurred in 2010 were primarily associated with the continued development of the Single Tooth Anesthetic (STA) delivery instrument and continuing efforts on developing medical products utilizing the CompuFlo technology.

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
Government Regulation
The FDA cleared the CompuDent instrument and its disposable handpieces for marketing in the U.S. for dental applications in July 1996; the CompuMed instrument for marketing in the U.S. for medical applications in May 2001; and, the Safety Wand for marketing in the U.S. for dental applications in September 2003. For us to commercialize the other products in the U.S., Milestone will have to submit additional 510(k) applications with the FDA. Milestone received FDA 510 (k) approval for the STA Instrument in August 2006.
The manufacture and sale of medical devices and other medical products are subject to extensive regulation by the FDA pursuant to the FDC Act, and by other federal, state and foreign authorities. Under the FDC Act, medical devices must receive FDA clearance before they can be marketed commercially in the U.S. Some medical products must undergo rigorous pre-clinical and clinical testing and an extensive FDA approval process before they can be marketed. These processes can take a number of years and require the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain, and FDA clearance may never be obtained. Delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each product submitted. Similar delays also may be encountered in other countries. Following the enactment of the Medical Device Amendments to the FDC Act in May 1976, the FDA classified medical devices in commercial distribution into one of three classes. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of the medical device. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls, such as adequate labeling, pre-market notification, and adherence to the FDA’s Quality Instrument Regulation (“QSR”), also referred to as “Good Manufacturing Practices” (“GMP”) regulations. Some Class I devices are further exempted from some of the general controls. Class II devices are those devices whose safety and effectiveness reasonably can be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries, and FDA guidelines. Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices.
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

Though the STA Instrument, CompuDent, the Safety Wand and CompuMed have received FDA marketing clearance, there can be no assurance that any of the other products under development will obtain the required regulatory clearance in a timely manner, or at all. If regulatory clearance of a product is granted, such clearance may entail limitations on the indicated uses for which the product may be marketed. In addition, modifications may be made to the products to incorporate and enhance their functionality and performance based upon new data and design review. There can be no assurance that the FDA will not request additional information relating to product improvements; that any such improvements would not require further regulatory review, thereby delaying the testing, approval and commercialization of product improvements; or, that ultimately any such improvements will receive FDA clearance.
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
In June 2007, Milestone received a CE mark for the marketing of the STA Instrument in Europe. In June 2003 Milestone received a CE mark for marketing of the Safety Wand and The Wand Handpieces with Needle in Europe. In July 2003, Milestone obtained regulatory approval to sell CompuDent and its handpieces in Australia and New Zealand.
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
Employees
On December 31, 2010, Milestone had a total of 16 employees, consisting of two executive officers, a director of International and Professional Relations, a director of engineering, a domestic sales manager, an international sales manager, five sales representatives (field and internal), two customer service representatives, a staff accountant, a bookkeeper and an administrative manager. Milestone also has a full time consultant who serves as a Director of Clinical Affairs.

Item 1A.	CERTAIN RISK FACTORS THAT MAY AFFECT GROWTH AND PROFITABILITY
The following factors may affect the growth and profitability of Milestone and should be considered by any prospective purchaser or current holder of Milestone’s securities:

Milestone has no history of profitable operations. Continuing losses could exhaust capital resources and force us to discontinue operations.
For the years ended December 31, 2010 and 2009, revenues were approximately $9.7 million and $8.5 million, respectively. In addition, Milestone has had losses for each year since the commencement of operations, including net losses of approximately $615,000 and $1.5 million for 2010 and 2009, respectively. At December 31, 2010, Milestone had an accumulated deficit of approximately $59.4 million. At December 31, 2010, the Company had cash and cash equivalents $627,082 and a negative working capital of $6,685. The working capital decrease is due to the Company’s ramp up of purchasing of parts in anticipation of significant sales to our distributor in China. Such sales have been delayed. The significant working capital decrease of $1,632,758 in 2010 (negative working capital of $6,685) as compared to 2009 (positive working capital of $1,626,073) is due to the delay in obtaining regulatory approval to sell our instruments and handpieces in China. Obtaining such regulatory approval was not a condition of the purchase order and sale with the distributor in China. As a result of this delay, the advance to the contract manufacturer has been allocated between current and long term. Additionally, the accounts payable due to suppliers has also been allocated between long term and short term. And finally, the accounts receivable for the China distributor has been allocated between current and long term, with a reserve of $636,000 provided against the accounts receivable. Additionally, in 2009, the Company converted the $1.3 million Line of Credit into 822,785 shares of common stock at a conversion price of $1.58 per share. The company is actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses.
As of December 31, 2010, the Company believes that it does not have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. If the Company requires a need for a higher level of marketing and sales effort, or if the Company is unable to generate positive cash flows from its operating activities, it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that additional capital can be raised on the terms and conditions satisfactory to the Company, if at all. If additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost savings measures, any of which might negatively affect the Company’s operating results.
The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.
Milestone cannot become successful unless it gains greater market acceptance for its products and technology.
As with any new technology, there is substantial risk that the marketplace will not accept the potential benefits of this technology or be unwilling to pay for any cost differential with the existing technologies. Market acceptance of CompuDent, STA Instrument, the SafetyWand, CompuMed and CompuFlo depends, in large part, upon the ability to educate potential customers of the product’s distinctive characteristics and benefits and will require substantial marketing efforts and expense. More than 33,000 instruments of the STA Instrument and its predecessors have been sold worldwide since 1998. Since being introduced to market in February 2007, more than 6,300 instruments of the STA Instrument have been sold. Milestone cannot assure that its current or proposed products will be accepted by practitioners or that any of the current or proposed products will be able to compete effectively against current and alternative products.
The Company’s limited distribution channels must be expanded in order to become successful.
Future revenues depend on the Company’s ability to market and distribute its computer-controlled injection products successfully. In the U.S., Milestone hired in July 2010 a Domestic Sales Director to spur our growth trend in the USA and Canada. The US and Canadian market rely on several independent dental distributors, and a team of clinical product specialists comprised of independent dental hygienists who help to educate, train and sell our products to dental practitioners and group dental practices in key U.S. markets. Abroad, Milestone lacked appropriate distribution in many markets. In April 2010, the company hired an International Sales Director to improve sales effort outside the USA.To be successful, the Company will need to engage additional distributors, provide for their proper training and ensure adequate customer support. In the spring of 2009, the Company signed an Exclusive Distribution and Marketing Agreement with China National Medicines Corporation, dba Sinopharm, which is China’s largest domestic manufacturer, distributor and marketer of pharmaceuticals and importer of medical devices and the country’s largest domestic distributor of dental anesthetic carpules to the Chinese dental industry. Prior to the end of 2009, China National Medicines issued Milestone a blanket purchase order for 12,000 STA units and related handpieces to be delivered over 36 months, thereby marking the Company’s initial penetration into China’s emerging dental market. Milestone cannot assure that it will be able to hire and retain an adequate sales force or engage suitable distributors, or that the sales force or distributors will be able to successfully market and sell the products.
As of March 30, 2011, China National Medicine has not received the appropriate registration approval from the regulatory body in China, therefore, shipment of STA instruments and handpieces have been suspended pending the approval to sell and distribute these products in China. It is expected that the approval by the appropriate Chinese regulatory body will be received in 2011.

Milestone depends on three principal manufacturers. If the Company cannot maintain its existing relationships or develop new ones, it may have to cease operations.
Milestone has informal arrangements with the manufacturer of the STA Instrument, CompuDent and CompuMed instruments and with one of the principal manufacturers of the handpieces, for those items, respectively. Pursuant to the informal arrangements, they manufacture these products under specific purchase orders without minimum purchase commitment. However, in November 2009, the Company issued a purchase order to Tricor Corporation to manufacture 12,000 STA Instruments, over the next three years. In 2010, 1,000 STA Instrument were purchased and shipped against this purchase order. Milestone has a manufacturing agreement with one of the principal manufacturers of its handpieces pursuant to which they manufacture products under specific purchase orders but without minimum purchase commitments. Milestone has been supplied by the manufacturer of the STA Instrument, CompuDent and CompuMed since the commencement of production in 1998, one of the manufacturers of its handpieces since 2002 and the other manufacturer of handpieces since 2003. However, termination of the manufacturing relationship with any of these manufacturers could significantly and adversely affect the ability to produce and sell the products. Though Milestone has established an alternate source of supply for the handpieces in China and other alternate sources of supply exist, Milestone would need to recover its existing tools or have new tools produced to establish relationships with new suppliers. Establishing new manufacturing relationships could involve significant expense and delay. Any curtailment or interruptions of the supply, whether or not as a result or termination of the relationship, would have an adverse affect.
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
Milestone’s stock price has been extremely volatile, fluctuating over the last two years between closing prices of $.25 and $1.85. The market price of common shares could continue to fluctuate significantly in response to a variety of factors, some of which may be beyond the Company’s control.
Milestone is controlled by a limited number of shareholders.
Milestone’s principal shareholders, Leonard Osser and K. Tucker Andersen, beneficially own 28.8% of the issued and outstanding shares of common stock. As a result, they have the ability to exercise substantial control over the Company’s affairs and corporate actions requiring shareholder approval, including electing directors, selling all or substantially all of the assets, merging with another entity or amending its certificate of incorporation. This de facto control could delay, deter or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for the Company’s securities.
Future sales or the potential for sale of a substantial number of shares of Milestone’s common stock could cause the trading price of common stock and warrants to decline and could impair the Company’s ability to raise capital through subsequent equity offerings.
Sales of a substantial number of shares of Milestone’s common stock in the public markets, or the perception that these sales may occur, could cause the market price of the stock to decline and could materially impair its ability to raise capital through the sale of additional equity securities. At December 31, 2010, Milestone had outstanding options and warrants to purchase 1,538,502 shares of common stock at prices ranging from $0.32 to $5.00 per share with a weighted average exercise price of $1.40. Holders of these warrants and options are given the opportunity to profit from a rise in the market price of the common stock and are likely to exercise their securities at a time when the Company would be able to obtain additional equity capital on more favorable terms. Thus, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected, since the holders of outstanding options and warrants can be expected to exercise them at a time when Milestone would, in all likelihood, be able to obtain any needed capital on terms more favorable than the exercise terms provided by such outstanding securities. The market price of the common shares has been volatile and may continue to fluctuate significantly because of various factors, some of which are beyond the Company’s control.
In the first and second quarters of 2009, 2,227,946 warrants to issue the equivalent number of shares of the Company’s common stock at an exercise price of $4.89 expired.

Implementation of procedures to comply with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be so costly that compliance could have an adverse effect on the Company.
The Management of the Company has assessed the effectiveness of internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company complied with Sarbanes-Oxley requirements to include in the annual report a management report on the effectiveness of the internal control over financial reporting. In 2005, Milestone hired an outside consultant to assist with the development and implementation of the necessary internal controls and reporting procedures. In 2010 and 2009, the Company utilized the outside consultant on a quarterly basis to review compliance with the internal controls over financial reporting. This expense amounted to $15,200 and $37,773 in 2010 and 2009, respectively and the cost is expected to continue in 2011.

Item 1B.	Unresolved Staff Comments
None

Item 2.	Description of Property
The headquarters for the Company is located at 220 South Orange Ave, Livingston, New Jersey. The Company leases approximately 6,300 square feet of office space at 220 South Orange Avenue in Livingston, New Jersey. The lease term expires June 30, 2014 at a monthly cost of $6,942 which Milestone believes to be competitive. Additionally, Milestone leases a corporate apartment in Maplewood, NJ. This lease expired in November 2010, but the company continues to lease the corporate apartment on a month to month basis. The leased offices space is in good condition. A third party distribution and logistics center in Pennsylvania handles shipping and order fulfillment on a month-to-month basis.
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
Market Information
Milestone’s Common Stock was traded on the OTC Bulletin Board (“OTCBB”) under the symbol “MLSS” until Feb 2011. In mid February 2011, Milestone’s Common Stock began trading on the OTC Pink Board (OTCQB), under the symbol “MLSS”. Milestone’s warrants were traded on the OTCBB under the symbol “MLSSW” until February 2009, when the warrants expired. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.
Common Stock
The following table sets forth the high and low sales prices of the Common Stock, as quoted by the OTCBB

	HIGH	LOW
2010
First Quarter	$1.85	$1.45
Second Quarter	$1.70	$1.12
Third Quarter	$1.25	$0.95
Fourth Quarter	$1.12	$0.80
2009
First Quarter	$0.75	$0.37
Second Quarter	$0.70	$0.25
Third Quarter	$1.30	$0.45
Fourth Quarter	$1.85	$0.83
Holders
According to the records of the transfer agent, there were approximately 71 and 67 shareholders of record of the common stock as of December 31, 2010 and 2009, respectively. However, the Company believes that there are approximately 2,000 and 2,500 beneficial owners of the Company’s common stock at December 31, 2010 and 2009, respectively.
Dividends
The holders of the Common Stock are entitled to receive such dividends as may be declared by Milestone’s Board of Directors. Milestone has not paid and does not expect to declare or pay any dividends in the foreseeable future.
For information regarding securities authorized under the equity compensation plan, see Item 12.
Sales of Unregistered Securities
See NOTE J — STOCKHOLDERS’ EQUITY, to the financial statements for the issuance of unregistered securities.

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

OVERVIEW
Milestone remains focused on advancing efforts to achieve our two primary objectives; those being:
•
Optimizing our tactical approach to product sales and marketing in order to materially increase penetration of the global dental and medical markets with our proprietary, patented Computer-Controlled Local Anesthesia Delivery (C-CLAD) solution, the STA Single Tooth Anesthesia Instrument (STA Instrument); and

•	Identifying and pursing strategic collaborations with third parties to jointly develop new products utilizing our patented CompuFlo pressure force technology for novel new medical applications.
STA Instrument Awards — Industry Recognition
Since its market introduction in the spring of 2007, the STA Instrument has received favorable reviews and awards from the dental industry. In July 2007, noted industry publication Dentistry Today featured the STA Instrument as one of the “Top 100 Products in 2007,” helping to promote much broader recognition of the instrument and validating the STA Instrument’s value proposition for dentists and patients alike. In April 2008, Medical Device & Diagnostic Industry magazine distinguished the STA Instrument as a 2008 Medical Design Excellence Award winner in the “Dental Instruments, Equipment and Supplies” product category. Of the 33 products to receive this coveted award, the STA Instrument was one of only two winning products that serve dental practitioners.
In December 2008, the STA Instrument was again recognized as one of the dental industry’s best technological innovations, winning a “Townie Choice Award” from Dentaltown Magazine in the category “Anesthetics: Technique Instrument”. This marked the second consecutive year that Milestone won a “Townie Choice Award”; in 2007, we won the same award for our CompuDent/The Wand. Also in December 2008, our STA Instrument was named as a Dental Products Report “Top 100 2008 Product of Distinction”. Each year, DPR spotlights the year’s Top 100 products. Of these 100 products, 50 are the ones most often inquired about by DPR’s readers via an online and Product Information Card reader service program. The other 50 represent “New Classics,” which recognize both old and newer products and categories chosen by DPR’s editorial staff for their “perceived impact on driving innovation or helping to establish a new, higher standard of care for patients.” The STA Instrument was recognized as a “New Classic” in the Technology category.
In July 2010, the STA Instrument was recognized as one of “Dentistry Today’s”, Top 100 Products, for the third consecutive year. This honor is significant because it is unprecedented in Milestone’s history and serves to support our objective of establishing our instrument as the new global standard of care for painless dental injections.
Second Annual Symposium on C-CLAD
On May 1 through 3, 2009, we hosted the Second International Annual Symposium on C-CLAD in Amelia Island, Florida. Stanley Malamed, DDS, Professor of Anesthesia & Medicine at the University of Southern California, School of Dentistry, again served as Chairman of the invitational event. With attendance triple that of 2008, the Second Symposium covered a broad range of C-CLAD related topics including:
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

In 2010, the company published and broadly distributed more than 100,000 copies of a comprehensive monograph reflecting the topics discussed at the Symposium and a consensus on the attendees’ attitudes, ideas and suggestions relating to promoting global industry adoption of C-CLAD technologies as the new standard of care for administering dental injections.
STA Instrument Growth
Since its market introduction in early 2007, the STA Instrument and a prior computerized controlled local anesthesia delivery product, have been used to deliver over 44 million of safe, effective and comfortable injections. The instrument has also been favorably evaluated in numerous peer-reviewed, published clinical studies and associated articles. Moreover, there appears to be a growing consensus among users that the STA Instrument is proving to be a valuable and beneficial instrument that is positively impacting the practice of dentistry worldwide. The utility and value of the STA Instrument is perhaps best summarized by Dr. Joe Blaes, who wrote in the December 2008 edition of Dental Economics, “I tried the STA Instrument and my patients absolutely love it. This is a no brainer — go get one ASAP!”
Global Distribution Network
North America Market
The STA Instrument and related hand pieces are marketed to the dental industry in the United States and Canada by many of the nation’s leading dental supply companies, including Henry Schein, Inc., Patterson Dental Supply, Atlanta Dental, Benco Dental, Burkhart Dental, Cedar Dental, Darby Dental Supply, Dental Health Products, Goetze Dental, Iowa Dental, Nashville Dental, Newark Dental and Parkway Dental. In Canada, our independent distributors include Dental 2000, Mediclub, and Specialty Dental.
Collectively, our domestic network has more than 4,000 independent sales representatives trained to sell the STA Instrument and related handpieces to dentists throughout North America.
In the third quarter of 2010, the company added a Domestic Sales Director to refocus our attention on the USA and Canadian markets. The mission of the Domestic Sales Director is to grow our business through marketing our STA Instrument to Dental Group Practices, as well as individual dental practitioners. Through direct marketing to the Dental Group Practices and utilizing a group of independent hygienists, the instrument and handpiece sales should increase substantially in the future. The Company closed its’ first Group Dental Practice in January 2011, Towncare Dental.
International Market
On the global front, we also have granted exclusive marketing and distribution rights for the STA Instrument to select dental suppliers in various international regions in Asia, Africa, South America and Europe. They include Istrodent in South Africa and Unident in the Scandinavian countries of Denmark, Sweden, Norway and Iceland.
In April 2009, we signed an Exclusive Distribution and Marketing Agreement with China National Medicines Corporation, d/b/a Sinopharm, which is China’s largest domestic manufacturer, distributor and marketer of pharmaceuticals and importer of medical devices and the country’s largest domestic distributor of dental anesthetic carpules to the Chinese dental industry. Prior to the end of 2009, China National Medicines issued Milestone a blanket purchase order for 12,000 STA instruments to be delivered over 36 months, thereby marking the Company’s initial penetration into China’s emerging dental market.
As of March 30, 2011, China National Medicine has not received the appropriate registration approval from the regulatory body in China, therefore, shipment of STA instruments and handpieces have been suspended pending the approval to sell and distribute these products in China. It is expected that the approval by the appropriate Chinese regulatory body will be received in 2011.
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
Shortly before the end of the second quarter 2009, we announced that we were refining our international marketing strategy to gain greater access to and penetration of the international dental markets for the STA Instrument, CompuDent and related disposable hand pieces. The new sales strategy provides for increasing hands-on oversight and support of our existing international distribution network, while also attracting new distributors throughout Europe, Asia and South America. To assist in this endeavor, Milestone added in the spring of 2010 an International Sales Director to focus on growth of our products outside the USA and Canada. The new addition to the company’s staff has proven to be a positive improvement to our sales and marketing effort outside the USA and Canada.

The following table shows a breakdown of Milestone’s product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Twelve Months Ended December 31,
	2010		2009
DOMESTIC
Instruments	$1,236,517	27.3%	$1,786,435	33.2%
Handpieces	3,216,000	71.0%	3,507,410	65.2%
Other	76,903	1.7%	84,577	1.6%

Total Domestic	$4,529,420	100.0%	$5,378,422	100.0%

INTERNATIONAL
Instruments	$2,453,939	47.0%	$1,390,317	43.8%
Handpieces	2,746,965	52.6%	1,769,682	55.8%
Other	19,644	0.4%	10,639	0.4%

Total International	$5,220,548	100.0%	$3,170,638	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$4,529,420	46.5%	$5,378,422	62.9%
International	5,220,548	53.5%	3,170,638	37.1%

Total Product Sales	$9,749,968	100.0%	$8,549,060	100.0%

The Company earned gross profits of 64% and 60% in the years ended December 31, 2010 and 2009, respectively. However, the revenues and related gross profits have not been sufficient to support overhead, new product introduction and research and development expenses. Although the Company anticipates expending funds for research and development in 2011, these amounts will vary based on the operating results for each quarter. The Company has incurred operating losses and negative cash flows from operating activities since its inception, except for 2009. The Company at December 31, 2010 believes that it does not have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. The Company is actively pursuing the generation of positive cash flows from operating activities through increase in revenue, assessment of current contracts and current negotiations. There is no assurance that the company will be able to achieve positive operating cash flows or that additional capital raised on terms and conditions satisfactory to the company, if at all. If additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing for existing dental products or adopt other cost saving measures, any of which might negatively affect the Company’s operating results.
In 2011, the Company plans to further support increased sales and marketing activity through trade show appearances, utilization of independent hygienists’ making sales calls and training individual practitioners and group practices domestically, refined and directed advertising to dental professionals, and support and broaden our global distribution network.
In January 2011, the Company signed an agreement with its first group dental practice Towncare Dental Partnership for deployment of our STA Instrument. The STA Instrument will replace the syringe in this practice.
Current Product Platform
Milestone has developed and in some cases brought to market a highly differentiated portfolio of industry innovations. Specifically, Milestone’s proprietary solutions for application in professional dentistry and a wide range of medical applications include:
•
STA Single Tooth Anesthesia Instrument™ (STA Instrument) — In February of 2007, Milestone introduced to market the STA Instrument, a patented C-CLAD instrument that incorporates the “pressure force feedback” elements of Milestone’s patented CompuFlo technology, thereby allowing dentists to administer injections accurately and painlessly into the periodontal ligament space, effectively anesthetizing a single tooth. The STA Instrument is also capable of performing all of the injections that can be done with a conventional dental syringe, including the palatal-anterior superior alveolar, anterior middle superior alveolar and inferior alveolar nerve block. The STA Instrument achieves all of these injections predictably and reliably including the Periodontal-Intraligamentary injection (Single Tooth Anesthesia) that provides an almost immediate onset of profound anesthesia to a single tooth. Milestone received FDA 510(k) Pre-market Notification acceptance in August 2006 and was granted a CE Mark by European regulatory authorities in June 2007.

The STA Instrument has been the subject of numerous articles published in leading trade magazines, dental journals and online blogging sites since its market introduction early in 2007. Since its market introduction in the spring of 2007, the STA Instrument has received positive reviews and awards from the dental industry. In July 2007, noted industry publication Dentistry Today featured the STA Instrument as one of the “Top 100 Products in 2007,” helping to promote much broader recognition of the instrument and validating STA’s value proposition for dentists and patients, alike. Earlier this year, Medical Device & Diagnostic Industry magazine distinguished the STA Instrument as a 2008 Medical Design Excellence Award winner in the “Dental Instruments, Equipment and Supplies” product category. Of the 33 products to receive this coveted award, the STA was one of only two winning products that serve dental practitioners. In December 2009, the STA Instrument was again recognized as one of the dental industry’s best technological innovations, winning a “Townie Choice Award” from Dentaltown Magazine in the category “Anesthetics: Technique Instrument”. This marked the second consecutive year in a row that Milestone won a “Townie Choice Award” — in 2007, the Company won the same award for its CompuDent/The Wand. Also in December 2008, Milestone’s STA Instrument was named as a Dental Products Report “Top 100 2008 Product of Distinction. Each year, DPR spotlights the year’s Top 100 products. Of these 100 products, 50 are the ones most often inquired about by DPR’s readers via an online and Product Information Card reader service program. The other 50 represent “New Classics,” which recognize both old and newer products and categories chosen by DPR’s editorial team for their “perceived impact on driving innovation or helping to establish a new, higher standard of care for patients.” The STA Instrument was recognized as a “New Classic” in the Technology category.

•
CompuDent® — CompuDent was distinguished by Dentaltown Magazine as the winner of a “2006 Townie Choice Award”, CompuDent is Milestone’s proprietary, patented computer-controlled local anesthetic delivery instrument which delivers anesthesia at a precise and consistent rate below a patient’s pain threshold. CompuDent has been widely heralded as a revolutionary device, considered one of the major advances in dentistry of the Twentieth Century and favorably evaluated in approximately 50 peer reviewed or independent clinical research reports. CompuDent is the predecessor device to the STA Instrument.

•
CompuMed® — CompuMed is a patented computer-controlled injection instrument geared to the needs of the medical market and providing benefits similar to CompuDent. CompuMed allows many medical procedures, now requiring intravenous sedation, to be performed with only local anesthesia due to dramatic pain reduction. Also, dosages of local anesthetic can often be significantly reduced, thus reducing side effects, accelerating recovery times, lowering costs and eliminating potential complications. CompuMed is now gaining growing clinical evidence demonstrating benefits from use in colorectal surgery; podiatry; dermatology, including surgery for the removal of basal cell carcinomas and other oncological dermatologic procedures; nasal and sinus surgery, including rhinoplasty; hair transplantation and plastic surgery, among others.

•
The Wand® — Used in conjunction with the STA, CompuDent or CompuMed instruments, The Wand is an ergonomically designed and patented handpiece that enables all traditional and newer injections, such as AMSA, P-ASA and Modified-PDL, to be more comfortable and easier to deliver. Moreover, the pen-like grasp of The Wand allows bi-directional rotation during injection, which prevents needle deflection that can occur with a traditional syringe. A straighter path results in a more accurate injection, meaning fewer missed blocks, and more rapid onset of anesthesia.

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

In December 2009, Milestone announced that it signed an Agreement of Intent with China National Medicines Corporation, Ltd. and Yichang Humanwell Pharmaceutical Co. Ltd., both incorporated in the People’s Republic of China (PRC), to develop intra-articular and epidural drug delivery instruments utilizing Milestone’s patented CompuFlo technology. Milestone and its two PRC joint venture partners will establish a new joint venture entity for this purpose in 2010. The required initial funding for the new entity, estimated by the parties at $1.4 million, will be provided by the two PRC companies, although Milestone will determine the proposed uses of their contribution. The Company believes that this new joint venture represents a significant step forward in Milestone’s efforts to have its innovative computer-controlled drug delivery technology adapted for medical usage worldwide. As of March 30, 2011, the agreement has not been finalized.

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
Accounts Receivable
The realization of Accounts Receivable current and long-term will have a significant impact on the Company. Consequently, Milestone estimates losses resulting from the inability of its customers to make payments for amounts billed. The collectability of outstanding amounts is continually assessed.
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
Revenue Recognition
Revenue from product sales is recognized net of discounts and allowances to domestic distributor on the date of shipment for essentially all shipments, since the shipment terms are FOB warehouse. The company will recognize revenue on date of arrival of the goods at the customer’s location where shipments are FOB destination. Shipments to international distributors are FOB the warehouse and revenue is therefore recognized on shipment. In both cases the price to the buyer is fixed and the collectability is reasonably assured. Further, the Company has no obligation on these sales for any post installation, set-up or maintenance, these being the responsibility of the buyer. Customer acceptance is considered made at delivery. Milestone’s only obligation after sale is the normal commercial warranty against manufacturing defects if the alleged defective unit is returned within the warranty period.

Results of Operations
The following table sets forth for the consolidated results of operations for the year ended December 31, 2010 compared to 2009 as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results:

	Twelve Months Ended
	December 31, 2010		December 31, 2009

Total revenue	$9,749,968	100%	$8,549,060	100%

Cost of products sold	3,531,452	36%	3,458,279	40%

Gross Profit	6,218,516	64%	5,090,781	60%

Selling, general and administrative expenses	6,648,859	68%	6,952,976	81%
Research and development expenses	270,494	3%	241,318	3%

Operating expenses	6,919,353	71%	7,194,294	84%

Loss from operations	(700,837)	-7%	(2,103,513)	-25%
Other income	86,329	1%	573,428	7%

Net loss	$(614,508)	-6%	$(1,530,085)	-18%

Year ended December 31, 2010 compared to year ended December 31, 2009
Total revenues for the twelve months ended December 31, 2010 and 2009 were $9,749,968 and $8,549,060, respectively. The total increase in product sales of $1,200,908, or 14%, is a direct result of our shipment of STA Instruments and handpieces to a Chinese distributor in June 2010. The decrease in sales volume of domestic instruments by $549,918, or 31% in 2010 over 2009, was directly related to the reduction in both advertising expenditures and a reduced sales force in 2010 as compared to 2009, as management implemented a new sales and training strategy focused on concentrated geographical sales efforts and support (deploying independent hygienist) for all customers. In the domestic market, the STA handpiece sales decrease was minimal. CompuDent handpiece sales decreased by $291,968 or 10%. The CompuDent handpiece sales decrease in the domestic market is not specifically attributable to any marketing or sales deemphasizing of the product category. Rather it maybe attributable to our customers purchasing handpieces on a just in time basis, due the general economic conditions. On the international scene, instrument sales increased in 2010 over 2009 by $1,063,622, or 77%, principally due to the increase in STA instruments $1,007,820 while CompuDent units also measured an increase of $55,802. STA instrument sales to China represented $1,290,000 of the international sales increase. The increase in handpiece sales internationally was $977,283 or 55% due to an increase in sales of STA handpieces of $615,907 ($557,568 for sale to China) and an increase in sales of CompuDent handpieces $361,376.
Cost of products sold for the years ended December 31, 2010 and 2009 were $3,531,452 and $3,458,279, respectively. The $73,173 minimal increase in product cost of 2%, even with higher sales volume, is due to a decrease in our production cost in 2010 for the STA Instrument. Slow moving and overstocked inventories totaling approximately $36,000 were charged off to cost of products sold during the year ended December 31, 2009.
For the year ended December 31, 2010, Milestone’s gross profit dollars increased by 4% over the prior year ended December 31, 2009, due to significant increased sales volume and a reduction in product cost for the STA instrument. Milestone generated a gross profit of $6,218,516, or 64% in 2010 as compared to a gross profit of $5,090,781, or 60% in 2009. The total dollar increase in gross profit was $1,127,735 in 2010 over 2009.
Selling, general and administrative expenses for the years ended December 31, 2010 and 2009 were $6,648,859 and $6,952,976, respectively. The $304,117, or 4.4%, net decrease was focused into a several expense categories. Sales and Marketing expense decrease in 2010 by $649,382. This decrease was primarily in the areas of media placement $226,561, marketing key opinion leaders and also promotions at trade shows (national and regional), reduction in marketing consulting by $302,429 and reduction in third party sales representative commissions of $106,219. Payroll expenses decreased by $616,921, principally due to a reversal of a 2009 Achievement Bonus for the Chief Executive Officer of approximately $300,000 and a reversal in stock based compensation of approximately $198,000. Legal and patent expenses decrease by $44,613 in the aggregate due to reduced general litigation expenses and customary patent annuity payments. General and administrative expenses increased by $1,006,801 due to payment of an international commission of $401,361 (effective July 1, 2009), increased royalties of $67,272 as a result of increased sales volume, an international travel expense increase of $59,641, directly related to our current and future sales growth, offset by a reduction in business consulting of $125,188 and success fees for domestic and international business of $64,800. Bad debt expense increased by $640,558, of which $636,000 is based on the estimated net realizability of the current and long term accounts receivable, for the STA instruments shipped to a distributor in China in June 2010. In addition, the Company realized expense reductions in the areas of professional accounting and audit fees of $96,943 and reduced insurance costs of $5,511.

Research and development expenses for the years ended December 31, 2010 and 2009 were $270,494 and $241,318, respectively. The increase of $29,176 was attributable to research on the development of a C-CLAD device(s) for the medical field and clinical studies on the STA Instrument.
The loss from operations for the years ended December 31, 2010 and 2009 was $700,837 and $2,103,513, respectively. The $1,402,676, or decrease in loss from operations is explained above.
Interest expense for the years ended December 31, 2010 and 2009 was $95,135 and $154,027, respectively and amortization of debt issuance for the same years was $2,796 and $53,300, respectively. The interest expense is related to the Line of Credit and Long Term Note. See Note I to the Financial Statements.
Other Income includes $183,673 and $777,609 in 2010 and 2009, respectively, and represents the sale of tax credits under the New Jersey Technology Business Tax Certificate Program, for the respective periods. The company has sold all of its applicable NJ tax losses through December 31, 2009.
For the reasons explained above, net loss for the year ended December 31, 2010 was $614,508 as compared to a net loss of $1,530,085 for the year ended December 31, 2009. The $915,577, or 60%, decrease in net loss is primarily a result of a significant increase in Gross Margin dollars ($1,127,735) a decrease in Selling General and Administrative expenses of $304,117 offset by a reduction in other income of $487,099.
Liquidity and Capital Resources
As of December 31, 2010, the Company had cash and cash equivalents of $627,082 and a negative working capital of $6,685. The significant decrease in working capital of $1,632,758 in 2010 was caused by a delay in obtaining regulatory approval to sell our instruments and handpieces in China. Based on the initial purchase order from our distributor in China in 2009, the Company ramped up purchasing of parts in anticipation of significant sales in 2010 and future years. As a result of the delay in shipping, the advances to contract manufacturer has increased significantly, (current and long term), in 2010 as compared to 2009. Additionally, the accounts payable due to suppliers has also increased and is classified as current and long term. And finally, the accounts receivable from the China distributor has been classified between current and long term net of a reserve of doubtful accounts of $636,000.
As a result of this delay on shipments to China, the decrease in working capital at December 31, 2010, of $1,632,758, consists of a net current asset decrease of $84,003. Accounts receivable decreased by $267,521, advances to contract manufacturer increased by $578,496. Cash decreased by $402,047, utilized in operations and to pay for parts required for the China production. Current liabilities increased by $1,716,555, principally due to an increase in current accounts payable for the purchase of materials to produce instruments and handpieces of $1,729,574.
The Company has also incurred increases in non current advances to contract manufacturer of $1,402,564 and an increase in non current accounts payable of $440,376 as a result of the delay in shipping instruments and handpieces to our distributor in China. The Company continues to take positive steps to maintain adequate inventory levels and advances to contract manufacturers to maintain available inventory to meet our domestic and international sales requirements. Milestone incurred net losses of $614,508 and $1,530,085 for the years ended 2010 and 2009, respectively. Cash flows from operating activities for the year ended December 31, 2010 was a negative $293,777 and for the year ended December 31, 2009 was a positive $402,951.
For the year ended December 31, 2010, net cash used in operating activities was $293,777. This was attributable primarily to a net loss of $614,508 adjusted for noncash items of $1,070,000 and changes in operating assets and liabilities of $749,269. The decrease in noncash items in 2010 of $636,763 as compared to 2009 is principally due to the increase in shares issued for compensation of $773,741 in 2009.
For the year ended December 31, 2010, Milestone used $108,270 in investing activities, primarily attributable to legal fees related to payment for patent rights.
In December 2009, the Company converted the $1.3 million Line of Credit into 822,785 shares of Common Stock at a price of $1.58 per share. There were no additional expenses related to the conversion of the Line of Credit. The Company borrowed an additional $450,000 from the same shareholder in 2008. In December 2008, the Company refinanced the $450,000 note, extending the due date to June 30, 2012. The $450,000 Note is classified as a Long Term Note Payable on the Balance Sheet at December 31, 2009. See Note I — Line of Credit to the Financial Statements.

The Company has incurred operating losses and negative cash flows from operating activities since its inception, except for 2009. The Company did not achieve positive cash flow in 2010. The Company is actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of December 31, 2010, the Company believes that it does not have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. However, if the Company requires a need for a higher level of marketing and sales effort, or if the Company is unable to continue generating positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to continue to achieve positive operating cash flows or that additional capital can be raised on the terms and conditions satisfactory to the Company if at all. If additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost savings measures, any of which might negatively affect the Company’s operating results.
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
Contractual Obligations
The impact of the contractual obligations at December 31, 2010, expected on the liquidity and cash flows in future periods, is as follows:

	Payments Due by Period
		Less than
	Total	1 Year	1-3 Years	3-5 Years
Long-term debt obligations	$450,000	$—	$450,000	$—
Operating lease obligations	298,355	89,570	167,133	41,653
Purchase obligations (1)	5,583,078	1,812,236	3,770,842	—

Total	$6,331,434	$1,901,807	$4,387,975	$41,653

(1)	Purchase obligations include agreements for the purchase of instruments and handpieces.

The agreements are referred as purchase orders.
Recent Accounting Pronouncements
See “Note B — Summary of Significant Accounting Policies” to the financial statements for explanation of recent accounting pronouncements impacting the Company.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Milestone is a “smaller reporting company” as defined by Regulation S-K and as such, is not required to provide the information required by this item.

Item 8.	Financial Statements
The financial statements of Milestone required by this Item are set forth beginning on page F-1.

Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2010 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Milestone management is responsible for establishing and maintaining an adequate instrument of internal control over financial reporting. The internal control over financial reporting includes those policies and procedures that:
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control instruments, no matter how well designed, have inherent limitations. Therefore, even those instruments determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
Milestone management assessed the effectiveness of its instrument of internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment and the criteria set forth by COSO, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter ended December 31, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
The current executive officers and directors of Milestone and their respective ages as of March 30, 2011 are as follows:

NAME	AGE	POSITION	DIRECTOR SINCE
Leslie Bernhard (2)	67	Chairman of the Board and Director	2003
Leonard A. Osser	63	Chief Executive Officer and Director	1991
Joseph D’Agostino	59	Chief Financial Officer
Pablo Felipe Serna Cardenas (1)	35	Director	2006
Leonard M. Schiller(1)(2)	69	Director	1997

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee
Key Personnel
The following are the names of individuals who are not executive officers of Milestone but are deemed key personnel of Milestone, their respective ages and positions as of March 30, 2011:

NAME	AGE	POSITION
Eugene Casagrande, D.D.S.	67	Director of Professional Relations
Mark Hochman, D.D.S.	53	Director of Clinical Affairs
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

Mark Hochman, D.D.S., Director of Clinical Affairs
Dr. Hochman has served as Director of Clinical Affairs and Director of Research and Development since 1999. He has a Doctorate of Dental Surgery with advanced training in the specialties of Periodontics and Orthodontics from New York University of Dentistry and has been practicing dentistry since 1984. He holds a faculty appointment as a clinical associate professor at NYU School of Dental Surgery. Recognized as a world authority on Advanced Drug Delivery Instruments, Dr. Hochman has published numerous articles in this area, and shares in the responsibility for inventing much of the technology currently available from Milestone.
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
Milestone’s Board of Directors has established compensation and audit committees. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all the officers of Milestone, reviews general policy matters relating to compensation and benefits of employees of Milestone, and administers the issuance of stock options to Milestone’s officers, employees, directors and consultants. All compensation arrangements between Milestone and its directors, officers and affiliates are reviewed by the Compensation Committee. The Audit Committee meets with management and Milestone’s independent auditors to determine the adequacy of internal controls and other financial reporting matters; all of the members are independent directors. The Board of Directors has determined that Pablo Felipe Serna Cardenas qualifies as an Audit Committee Financial Expert pursuant to Item 407 (d)(5) of Regulation S-K. Mr. Cardenas is independent, as that term is defined in the listing standards of the NYSE AMEX.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and person who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnish to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and director were complied with during the fiscal year ended December 31, 2010 except that Joseph D’Agostino did not timely file one Form 4 to report the receipt of an option grant.

Code of Ethics
Milestone has adopted a code of ethics that applies to its principal executive officer, principal financial officer and other persons performing similar functions. This code of ethics is filed herewith as an exhibit to this annual report and is posted on Milestone’s web site at www.milesci.com. Milestone will also provide a copy of the Code of Ethics to any person without charge, upon written request addressed to the Chief Financial Officer, Joseph D’Agostino at the principal executive office, located at 220 South Orange Avenue, Livingston, NJ, 07039

Item 11.	Executive Compensation.
The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2010 and 2009 by (i) Milestone’s CEO and (ii) the most highly compensated executive officers, other than the CEO who were serving as executive officers at the end of the 2010 fiscal year and whose salary as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”).
SUMMARY OF COMPENSATION TABLE

						Other		Option
NAME AND PRINCIPAL POSITION	YEAR	Salary		Bonuses		Compensation		Awards (2)		Total
Leonard A. Osser Chief Executive Officer- effective 9-1-2009	2010	$300,000		$100,000	(1)	$50,880	(1)	$—		$450,880
Chairman of the Board	2009	$300,000	(1)	$100,000	(1)	$46,280	(1)	$49,788	(1)	$496,068

Joseph D’Agostino	2010	$171,600		$50,000	(3)	$9,000	(3)	$168,000		$398,600
Chief Financial Officer	2009	$171,600		$25,000	(3)	$2,737		$135,975		$335,312

(1)
Includes $100,000 bonus in 2010. Other compensation represents payments made for personal use of corporate apartment, health insurance coverage and car allowance. 2009 excludes a Performance Bonus, not achieved of $300,000 and stock based compensation of $248,946 that was reversed in 2010.

(2)
The amounts in this column reflect the fair value of the options at date of grant. For details used in the assumption calculating the fair value of the option reward, see Note B to the Financial Statements for the year ended December 31, 2010 and 2009, which is located on pages F-7 through F-11 of the Annual Report on Form 10-K. Compensation cost is generally recognized over the vesting period of the award. See the table below entitled “Outstanding Equity Awards at December 31, 2010.

(3)
Includes $50,000 and $25,000 in deferred compensation in 2010 and 2009 respectively, is accordance with agreement to be paid in common stock and not paid until the termination of his employment with the Company. Other compensation in 2010 includes a car allowance.

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

In accordance with the employment contract 571,190 shares of common stock are to be paid out at the end of the contract in settlement of $758,333 at December 31, 2010 and 676,190 shares of common stock to be paid out at the end of the contract in settlement of $925,000 at December 31, 2009 of accrued deferred compensation and, accordingly, such shares have been classified in stockholders’ equity with the common shares classified as to be issued.
Milestone entered into an agreement with a new Chairman effective October 1, 2009. The term of the contract was for a nine month period ending on June 30, 2010. Under this agreement the Chairman received a base compensation of $190,000 per year, payable $5,000 per month in cash starting in January 2010 and the remainder in stock issued at the closing price on September 1, 2009. 84,783 shares were issued in September 2009.
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
Annual chief executive officer compensation consists of a base salary component and periodic stock option grants. It is the Compensation Committee’s intention to set totals for the chief executive officer for cash compensation sufficiently high enough to attract and retain a strong motivated leadership team, but not so high that it creates a negative perception with the other stakeholders. The chief executive officer receives stock option grants under the stock option plan. The number of stock options granted to the executive officer is made on a discretionary rather than a formula basis by the Compensation Committee. The chief executive officer’s current and prior compensation is considered in setting future compensation. In addition, Milestone reviews the compensation practices of 28 other companies. To some extent, the compensation plan is based on the market and the companies that compete for executive management. The elements of the plan (e.g., base salary, bonus and stock options) are similar to the elements used by many companies. The exact base pay, stock option grant, and bonus amounts are chosen in an attempt to balance the competing objectives of fairness to all stakeholders and attracting/retaining executive managers.
Outstanding Equity Awards at December 31, 2010
The following table includes certain information with respect to the value of all unexercised options previously awarded to the Named Executive Officers. There were no stock awards granted in 2010.

	2010 Options Awards	2010 Options Awards
	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised	Option Exercise	Option Expiration
Name	Options Exercisable	Options Unexercisable	Price ($)	Date
Joseph D’Agostino	—	100,000	$1.00	12/20/2015
	33,333	66,667	$1.00	12/20/2015

Compensation of Directors
Milestone paid company shares as compensation to its independent directors in 2010 as stated below in the compensation table. On May 26, 2010 Milestone approved annual compensation to its directors in the amount of $30,000, one half payable in common stock shares and one half in cash. As of December 31, 2010, $15,000 of common shares were issued to each independent director.
The following table provides compensation information for the year ended December 31, 2010 for each of the independent directors. Directors are reimbursed for the costs relating to attending board and committee meetings.
Director Compensation

2010
Name	Stock Awards (1)
Leonard M. Schiller	$15,000
Leslie Bernhard	$15,000
Pablo Felipe Serna Cardenas	$15,000

(1)	Shares valued at $1.30 per share as of May 26, 2010, 11,538 shares per independent director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table, together with the accompanying footnotes, sets forth information, as of March 30, 2011, regarding stock ownership of all persons known by Milestone to own beneficially more than 5% of Milestone’s outstanding common stock, Named Executives, all directors, and all directors and officers of Milestone as a group:

	March 30, 2011
	Shares of Common Stock		Percentage
Names of Beneficial Owner (1)	Beneficially Owned (2)		of Ownership
Executive Officers and Directors
Leonard Osser	1,924,604	(3)	12.80%
Joseph D’Agostino	242,650	(4)	1.61%
Leonard Schiller	109,766	(5)	*
Pablo Felipe Serna Cardenas	86,538	(6)	*
Leslie Bernhard	76,538	(7)	*
All directors & executive officers as group (5 persons)	2,440,096		16.23%
K. Tucker Andersen	2,411,230	(8)	16.04%
Tom Cheng	752,852	(9)	5.01%

*	Less than 1%

(1)
The addresses of the persons named in this table are as follows: Leonard Osser and Joseph D’Agostino are at 220 South Orange Avenue in, New Jersey 07039; Leonard M. Schiller, c/o Schiller, Klein & McElroy, P.C., 33 North Dearborn Street, Suite 1030, Chicago, Illinois 60602; Pablo Felipe Serna Cardenas, Via Camillo Golgi 2 Opera, Italy 20090; Leslie Bernhard, c/o AdStar, Inc., 4553 Glencoe Avenue, Suite 325, Marina del Rey, California 90292; K. Tucker Andersen, c/o Cumberland Associates LLC, 1114 Avenue of the Americas, New York, New York 10036.

(2)
A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 30, 2011, as applicable, upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on the number of all shares, including those underlying options exercisable within 60 days from the filing of this report held by the named individual, divided by 15,030,458 outstanding shares on March 30, 2011, plus those shares underlying options exercisable within 60 days from the filing of this report held by the named individual or the group.

(3)	March 30, 2011 includes 571,190 Shares to Be Issued at the termination of his employment agreement.

(4)
March 30, 2011 includes 65,823 Shares to Be Issued at the termination of employment. Includes 29,231 shares held by Mr. D’Agostino at March 30, 2011. Additionally, this includes 147,596 shares subject to options; 60,000 shares at $0.40; 33,166 shares at $1.15; and 21,097 shares at $1.58, and 33,333 shares at $1.00.

(5)
March 30, 2011, includes 85,000 stock options; 25,000 shares at $0.55 issued in June 2009; 20,000 shares at $0.83 per share and 20,000 shares at $1.68 and 20,000 shares at $0.74. Also included is 24,766 shares held by Mr. Schiller of which 11,538 shares was issued in 2010.

(6)
March 30, 2011 includes 75,000 stock options; 25,000 shares at $0.55 issued in June 2009, 10,000 shares at $0.83 per share, 20,000 shares at $1.68 and 20,000 shares at $0.74 also includes 11,538 shares issued in 2010.

(7)	March 30, 2011, 65,000 stock options; 20,000 shares at $1.68 and 20,000 shares at $0.74 and 25,000 shares at $0.55. Also included is 11,538 shares issued in 2010.

(8)	March 30, 2011 includes shares owned by Mr. Andersen

(9)	March 30, 2011 includes shares owned Mr. Cheng.
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
The following table summarizes the (i) options granted under the Milestone 2004 Stock Option Plans, and (ii) options and warrants granted outside the Milestone 2004 Stock Option Plan, as of December 31, 2010. The shares covered by outstanding options and warrants are subject to adjustment for changes in capitalization, stock splits, stock dividends and similar events. No other equity compensation has been issued.

			Number of securities (1)
	Number of Securities (1) to	Weighted-average exercise	remaining available for
	be issued upon exercise of	price of outstanding	future issuance under
	outstanding options and warrants	options and warrants	equity compensation plan

Equity compensation plan approved by stockholders (1)
Grants under our 2004 Stock Option Plan	322,000	1.50	428,000
Equity compensation plan not approved by stockholders (2)			Not applicable
Aggregate individual option and warrants grants	1,216,502	1.13

Total	1,538,502	1.40

(1)
In July 2004 the Board of Directors approved the adoption of the 2004 Stock Option Plan. The 2004 Stock Option Plan provides for the grant of options to purchase up to 500,000 shares of Milestone’s common stock. Options may be granted to employees, officers, directors and consultants of Milestone for the purchase of common stock of Milestone at a price not less than the fair market value of the common stock on the date of the grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant. No options were exercised in 2010.

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
As of December 31, 2010 there are no shares remaining under this plan.
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
In 2010, the Company issued the following shares under this Plan; 50,000 shares valued at of $50,000 for Officer Compensation, 76,661 shares valued at $104,000 for consulting services, 23,388 shares valued at $33,354 for employee compensation, 34,614 shares valued at $45,000 issued to Directors as compensation.
At December 31, 2010 and 2009 there was $11,316 and $143,610, respectively, available to be issued under this plan.
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
On June 28, 2007 the Company secured a $1 million line of credit from K. Tucker Andersen, a stockholder, beneficially owning approximately 18% of the company’s outstanding stock. This borrowing was amended to $1,300,000 as of September 30, 2008 under the same terms and conditions as the original. Borrowings under this line bear interest at 6% per annum, with one year’s interest at 1% payable in advance on each draw. Monies may be drawn by Milestone under this line in multiples of $100,000 upon 5 days written notice to the stockholder from either Milestone’s Chief Executive Officer or Chief Financial Officer. Monies under this line in excess of $1,000,000 may be drawn in multiples of $25,000. Borrowings may be prepaid at any time in multiples of $100,000, without penalty. At September 30, 2008 this line of Credit amount was completely drawn down. In December 2009, the Company converted the $1.3 million principal amount of the borrowing under the line of Credit into 822,785 shares of Common Stock at a price of $1.58 per share. Additionally, the interest due on the principal is payable over a two year period (quarterly payments of $23,000).
The Company borrowed an additional $450,000 from the same stockholder in 2008. The borrowing was originally on short term loan with a maturity date of January 19, 2009. In December 2008, this borrowing was refinanced with the shareholder with a due date of June 30, 2012. The borrowing includes a twelve percent interest rate, interest compound quarterly, with interest and principle due at the maturity. Further, the note provides for the issuance of warrants to the stockholder that is exercisable for five years at the price of $0.32 per share for 45,000 shares of stock. The warrants were valued using the Black-Scholes model and are reflected as a discount against the debt. The Company did not have any other related party transactions pursuant to Item 404 of Regulation S-K of the Exchange Act. Milestone has adopted a policy that, in the future, the Audit Committee must review all transactions with any officer, director or 5% stockholder. The amount outstanding to the stockholder was $450,000 for both years ending December 31, 2010 and 2009. Interest expense accrued on this debt was $95,135 and $154,027 for the years ended December 31, 2010 and 2009, respectively.
Director Independence
The Board has determined that Leonard M. Schiller and Pablo Felipe Serna Cardenas (the “Independent Directors”) are independent as that term is defined in the listing standards of the NYSE Amex. As disclosed above, Pablo Felipe Serna Cardenas and Leonard M. Schiller members of the Audit Committee and are independent for such purposes, and Leonard M. Schiller and Leslie Bernhard are members of the Compensation Committee and Leonard Schiller is independent for such purposes.

In determining director independence, the Board considered the option awards to the Independent Directors for the year ended December 31, 2010, disclosed in “Item 11 — Executive Compensation — Director Compensation” above, and determined that such awards were compensation for services rendered to the Board and therefore did not impact their ability to continue to serve as Independent Directors.

Item 14.	Principal Accounting Fees and Services
Audit Fees
Milestone incurred audit and financial statement review fees totaling $110,738 and $148,119, respectively from Holtz Rubenstein Reminick LLP, the principal accountant for 2010 and 2009.
Audit Related Fees
There were no audit related fees to the principal accountant Holtz Rubenstein Reminick LLP in 2010 and 2009.
Tax Fees
There were no fees for services related to tax compliance, tax advice and tax planning billed by the principal accountant in 2010 and 2009.
All Other Fees
There were no other fees billed during 2010 and 2009 by Milestone’s principal accountants.
Audit Committee Administration of the Engagement
The engagement with Holtz Rubenstein Reminick LLP, the principal accountants, was approved in advance by the Board of Directors and the Audit Committee. No non-audit or non-audit related services were approved by the audit committee in 2010.
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Report:
1.	Financial Statements. The following financial statements and the reports of Milestone’s independent auditor thereon, are filed herewith.
•	Report of Independent Registered Public Accounting Firm (Holtz Rubenstein LLP -2010 and 2009)

•	Balance Sheets at December 31, 2010 and 2009

•	Statements of Operations for the years ended December 31, 2010 and 2009

•	Statements of Changes in Stockholder’s Equity for the years ended December 31, 2010 and 2009

•	Statements of Cash Flows for the years ended December 31, 2010 and 2009

•	Notes to Financial Statements
2.	Financial Statement Schedule

Schedules are omitted because the information required is not applicable or the required information is shown in the consolidated financial statements or notes thereto

3.	Exhibits
Certain of the following exhibits were filed as Exhibits to previous filings filed by Milestone under the Securities Act of 1933, as amended, or reports filed under the Securities and Exchange Act of 1934, as amended, and are hereby incorporated by reference.

EXHIBIT
NO.		DESCRIPTION
3.1		Certificate of Incorporation of Milestone (1)
3.2		Certificate of Amendment filed July 13, 1995 (2)
3.3		Certificate of Amendment filed December 6, 1996 (3)
3.4		Certificate of Amendment filed December 17, 1997 (4)
3.5		Certificate of Amendment filed July 23, 2003 (5)
3.6		Certificate of Amendment filed January 8, 2004. (5)
3.7		Certificate of Designation filed January 15, 2004 (5)
3.8		By-laws of Milestone (1)
4.1		Specimen stock certificate (2)
4.3		Form of warrant agreement, including form of warrant (6)
10.1		Lease dated November 25, 1996 between Livingston Corporate Park Associates, L.L.C. and Milestone (3)
10.2		Agreement with DaVinci Instruments dated July 30, 2003 (5)
10.3		Agreement with Strider dated September 3, 2003 (5)
10.4		Agreement with Len Osser and K. Tucker Andersen, dated October 9, 2003 (5)
10.5		Agreement with Morse, Zelnick, Rose & Lander dated December 22, 2003 (5)
10.6	**	Employment Agreement with Leonard Osser dated December 20, 2003 (5)
10.7		Agreement with United Instruments dated October 20, 2004 (7)
10.8		Agreement with Mark Hochman dated as of January 1, 2005 (7)
10.9		Lease amendment dated April 28, 2004 between Livingston Corporate Park Associates, L.L.C. and Milestone (7)
10.10		Agreement with DaVinci regarding exclusive license over patented products dated June 1, 2004 (8)
10.11	**	Employment Agreement with Leonard Osser dated September 1, 2009. (9)
10.12	*	Loan agreement of $1 million from K. Tucker Andersen*
10.13	*	Loan agreement of $1.3 million from K. Tucker Andersen*
10.14	*	Loan agreement of $450,000 from K. Tucker Andersen*
14		Code of Ethics (6)
23.1		Consent of Holtz Rubenstein Reminick LLP*
31.1		Rule 13a-14(a) Certifications — Chief Executive Officer*
31.2		Rule 13a-14(a) Certifications — Chief Financial Officer*
32.1		Section 1350 Certifications— Chief Executive Officer*
32.2		Section 1350 Certifications— Chief Financial Officer*

*	Filed herewith.

**	Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Milestone’s Registration Statement on Form SB-2 No. 33-92324.

(2)	Incorporated by reference to Amendment No. 1 to Milestone’s Registration Statement on Form SB-2 No. 333-92324.

(3)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 1996.

(4)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 1999.

(5)	Incorporated by reference to Milestone’s Registration Statement on Form S-2 No. 333-110376, Amendment No. 3.

(6)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 2003.

(7)	Incorporated by reference to Milestone’s Registration Statement on Form S-2 No. 333-110367, Amendment No. 5.

(8)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 2004.

(9)	Incorporated by reference to Milestone’s Form 10-K for the year ended December 31, 2009.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Milestone Scientific Inc.
By:	/s/ Leonard Osser
Chief Executive Officer

Date: March 30, 2011
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Leonard Osser Leonard Osser	March 30, 2011	Chief Executive Officer and Director

/s/ Joseph D’Agostino Joseph D’Agostino	March 30, 2011	Chief Financial Officer

/s/ Leonard Schiller Leonard Schiller	March 30, 2011	Director

/s/ Leslie Bernard Leslie Bernhard	March 30, 2011	Chairman and Director

/s/ Pablo Felipe Serna Cardenas Pablo Felipe Serna Cardenas	March 30, 2011	Director

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Milestone Scientific Inc.
We have audited the accompanying balance sheets of Milestone Scientific Inc. (the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milestone Scientific Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Holtz Rubenstein Reminick LLP
New York, New York
March 30, 2011

MILESTONE SCIENTIFIC INC.
BALANCE SHEETS
December 31, 2010 and 2009

	December 31, 2010	December 31, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$627,082	$1,029,129
Accounts receivable, net of allowance for doubtful accounts of $202,160 in 2010 and $5,000 in 2009	796,221	1,063,742
Inventories	986,947	804,736
Advances to contract manufacturer	730,491	151,995
Prepaid expenses and other current assets	247,465	254,501

Total current assets	3,388,206	3,304,103
Accounts receivable-long term, net of allowance for doubtful accounts of $438,840 in 2010	361,160	—
Advances to contract manufacturer	1,713,794	311,230
Investment in distributor, at cost	76,319	76,319
Furniture, Fixtures & Equipment net of accumulated depreciation of $426,482 as of December 31, 2010 and $395,630 as of December 31, 2009	66,936	77,353
Patents, net of accumulated amortization of $294,934 as of December 31, 2010 and $211,539 as of December 31, 2009	944,858	947,315
Other assets	57,750	133,674

Total assets	$6,609,023	$4,849,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable — short term	$2,883,587	$1,154,013
Accrued expenses and other payable	511,304	524,017

Total current liabilities	3,394,891	1,678,030

Long-term Liabilities:
Accounts payable — long term	440,376	—
Accrued Interest - 6% note	—	92,000
Notes Payable-net of discount of $8,361 and $11,157, respectively	441,639	438,843

Total long-term liabilities	882,015	530,843

Commitments and Contingencies

Stockholders’ Equity
Common stock, par value $.001; authorized 50,000,000 shares; 14,915,959 shares issued 637,013 shares to be issued and 14,882,626 shares outstanding as of December 31, 2010; 14,781,295 shares issued, 692,498 shares to be issued, and 14,747,962 shares outstanding as of December 31, 2009	15,552	15,472
Additional paid-in capital	62,606,043	62,300,619
Accumulated deficit	(59,377,962)	(58,763,454)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)

Total stockholders’ equity	2,332,117	2,641,121

Total liabilities and stockholders’ equity	$6,609,023	$4,849,994

MILESTONE SCIENTIFIC INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Product sales, net	$9,749,968	$8,549,060

Cost of products sold	3,531,452	3,458,279

Gross profit	6,218,516	5,090,781

Selling, general and administrative expenses	6,648,859	6,952,976
Research and development expenses	270,494	241,318

	6,919,353	7,194,294

Loss from operations	(700,837)	(2,103,513)
Other income (expense)
Other income	183,673	777,609
Interest income	587	3,146
Interest expense	(95,135)	(154,027)
Amortized debt issuance	(2,796)	(53,300)

Total other income	86,329	573,428

Net loss	$(614,508)	$(1,530,085)

Net loss applicable to common stockholders	$(614,508)	$(1,530,085)

Loss per share applicable to common stockholders - basic and diluted	$(0.04)	$(0.11)

Weighted average shares outstanding and to be issued - basic and diluted	14,824,802	13,389,872

See Notes to Financial Statements

MILESTONE SCIENTIFIC INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance, December 31, 2008	13,200,324	$13,200	$59,531,865	$(57,233,369)	$(911,516)	$1,400,180

Options issued to employees and consultants			285,835			285,835
Common stock issued for payment of consulting services to settle accounts payable	518,367	518	499,982			500,500
Common stock issued for payment of employee compensation	323,009	323	160,002			160,325
Common stock issued in advance of services-Chairman	84,783	85	97,415			97,500
Common stock to be issued for settlement of deferred compensation	45,455	45	24,955			25,000
Common stock to be issued for bonus	142,405	142	224,858			225,000
Sale of common stock	333,333	333	149,667			150,000
Proceeds from exercising stock options	3,333	3	1,863			1,866
Conversion of Line of Credit	822,785	823	1,299,177			1,300,000
Proceeds on the sale of stock option agreement			25,000			25,000
Net loss				(1,530,085)		(1,530,085)

Balance, December 31, 2009	15,473,794	$15,472	$62,300,619	$(58,763,454)	$(911,516)	$2,641,121

Options issued to employees and consultants	—	—	239,817			239,817
Common stock issued for director’s compensation	34,614	35	44,965			45,000
Common stock issued for payment of consulting services to settle accounts payable	76,661	77	103,923			104,000
Common stock issued for payment of employee compensation	23,388	23	33,331			33,354
Common stock to be issued for settlement of bonus compensation	50,000	50	49,950			50,000
Reversal of common stock to be issued for settlement of bonus compensation	(105,485)	(105)	(166,562)			(166,667)
Net loss				(614,508)		(614,508)

Balance, December 31, 2010	15,552,972	$15,552	$62,606,043	$(59,377,962)	$(911,516)	$2,332,117

See Notes to Financial Statements

MILESTONE SCIENTIFIC INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(614,508)	$(1,530,085)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	45,243	50,253
Amortization of patents	83,395	76,133
Amortization of debt discount	2,796	53,300
Common stock and options issued for compensation, consulting, and vendor services	305,503	1,444,159
Bad debt expense	640,558	—
Loss on sale/disposal of equipment	(7,494)	46,918
Increase in inventory reserve	—	36,000
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(734,197)	(138,000)
(Increase) in inventories	(182,211)	(120,834)
(Increase) Decrease to advances to contract manufacturer	(1,981,060)	202,665
Decrease (Increase) to prepaid expenses and other current assets	7,036	(36,205)
Decrease (Increase) in other assets	75,924	(126,357)
Increase in accounts payable	2,169,950	324,883
(Decrease) Increase in accrued expenses	(104,712)	125,120
(Decrease) in deferred compensation	—	(5,000)

Net cash (used in) provided by operating activities	(293,777)	402,951

Cash flows from investing activities:
Purchases of property and equipment	(29,355)	(51,950)
Proceeds on sale of equipment	2,023	30,000
Payment for patent rights	(80,938)	(122,403)

Net cash used in investing activities	(108,270)	(144,353)

Cash flows from financing activities:
Proceeds from the sale of stock options	—	25,000
Proceeds from the exercise of stock options	—	1,866

Net cash provided by financing activities	—	26,866

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(402,047)	285,464
Cash and cash equivalents at beginning of year	1,029,129	743,665

Cash and cash equivalents at end of year	$627,082	$1,029,129

Supplemental disclosure of cash flow information:
Interest expense paid in cash	$92,000	$—

Supplemental disclosure of non cash activities:
Shares issued for conversion of note	$—	$1,300,000

Shares issued to directors for compensation	$45,000	$—

Shares issued to employees in lieu of cash compensation	$33,354	$160,325

Shares issued to officer in advance of services	$—	$97,500

Shares issued to settle accounts payable	$104,000	$500,500

See Notes to Financial Statements

MILESTONE SCIENTIFIC INC.
NOTES TO FINANCIAL STATEMENTS
NOTE A — ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION
Milestone Scientific Inc. (“Milestone”) was incorporated in the State of Delaware in August 1989. Milestone has developed a proprietary, computer-controlled anesthetic delivery instrument, through the use of The Wand, a single use disposable handpiece. The instrument is marketed in dentistry under the trademark CompuDent, Wand Plus and STA (Single Tooth Anesthesia) and in medicine under the trademark CompuMed. CompuDent is suitable for all dental procedures that require local anesthetic. CompuMed and Wand Plus are suitable for many medical procedures regularly performed in Plastic Surgery, Hair Restoration Surgery, Podiatry, Colorectal Surgery, Dermatology, Orthopedics and a number of other disciplines. The instruments are sold in the United States and in over 37 countries abroad. Milestone’s products are manufactured by a third-party contract manufacturer.
The Company had incurred operating losses since its inception. The company had negative cash flows from operating activities at December 31, 2010 of $293,777 and a positive cash flow from operating activities at December 31, 2009 of $402,951. At December 31, 2010, the Company had cash and cash equivalents and a negative working capital of $627,082 and $6,685 respectively. The significant working capital decrease of $1,632,758 in 2010 (negative working capital of $6,685) as compared to 2009 (positive working capital of $1,626,073) is due to the Company’s ramp up of purchasing parts in anticipation of significant sales to our distributor in China. Such sales have been delayed. As a result of this delay, the advance to contract manufacturer has been allocated between current and long term. Additionally, the accounts payable due to suppliers has also been allocated between long term and short term. And finally, the accounts receivable for the China distributor has been allocated between current and long term, with a reserve of $636,000 provided against the accounts receivable. Additionally, as discussed in Note I, on June 28, 2007, the Company secured a revolving line of credit in the aggregate amount of $1,000,000 from a stockholder which line was fully borrowed at December 31, 2007. The borrowing was amended to $1,300,000 as of September 30, 2008 under the same terms and conditions as the original borrowing. In December 2009, the Company converted the $1.3 million Line of Credit into 822,785 shares of common stock at a conversion price of $1.58 per share. Additionally, the Company borrowed an additional $450,000 in 2008 from the same shareholder, with a due date of January 2009. This additional borrowing was refinanced at December 31, 2008 and the due date was extended to June 30, 2012. The Company is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of December 31, 2010, the Company does not expect to have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. The Company may require the need for a higher level of marketing and sales efforts that at present it cannot fund. If the Company is unable to generate positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that traditional capital can be raised on terms and conditions satisfactory to the Company, if at all. If positive cash flow cannot be achieved or if additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect the Company’s operating results.
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
2. Accounts Receivable
The realization of Accounts Receivable current and long-term will have a significant impact on the Company. Consequently, Milestone estimates losses resulting from the inability of its customers to make payments for amounts billed. The collectability of outstanding amounts is continually assessed.
3. Product Return and Warranty
Milestone does not accept non-defective returns from its customers. Product returns under warranty are accepted, evaluated and repaired or replaced in accordance with the Warranty Policy. Returns not within the Warranty Policy are charged to the customer. Warranty expense was $43,397 and $45,461 for 2010 and 2009, respectively. Non Warranty repairs are collected from the customers. Non Warranty repair income was $76,172 and $81,913 for 2010 and 2009, respectively.

4. Inventories
Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded if required based on past and expected future sales.
5. Furniture, Fixture and Equipment
Equipment is recorded at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. The costs of maintenance and repairs are charged to operations as incurred.
6. Investments
Investments in less than twenty percent owned entities are accounted for under the cost basis and are reviewed for impairment periodically. The Company does not have any significant control over the operations of this distributor.
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
8. Impairment of Long-Lived Assets
Milestone reviews patents and equipment for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The carrying value of the assets is evaluated in relation to the operating performance and future undiscounted cash flows of the underlying assets. Milestone adjusts the net book value of an underlying asset if its fair value is determined to be less than its net book value. The Company has reviewed long-lived assets for impairment and concluded no impairment exist as of December 31, 2010 and December 31, 2009, respectively.
9. Accounts Payable
Current and long term accounts payable represents amounts due to suppliers of the Company. Long term accounts payable is based on an informal financing agreement with the supplier to assist in the purchasing of instruments and handpieces, beyond one year from the balance sheet date.
10. Revenue Recognition
Revenue from product sales is recognized net of discounts and allowances to the domestic distributor on the date of shipment of the goods, for essentially all shipments, since the terms are FOB warehouse. The Company will recognize revenue on date of arrival where shipments are FOB destination. Shipments to the international distributors are FOB the warehouse and revenue is therefore recognized on shipment. In both cases, the price to the buyer is fixed and the collectability is reasonably assured. Further, Milestone has no obligation on these sales for any post sale installation, set-up or maintenance, these being the responsibility of the buyer. Customer acceptance is considered made at delivery. The only obligation after sale is the normal commercial warranty against manufacturing defects if the alleged defective unit is returned within the warranty period.
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
13. Advertising Expenses
Milestone expenses advertising costs as they are incurred. For the years ended December 31, 2010 and 2009, Milestone recorded advertising expenses of $107,011 and $333,572, respectively.
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
Since Milestone had net losses for 2010 and 2009, the assumed effects of the exercise of outstanding stock options and warrants, and the conversion of convertible debt were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options and warrants totaled 1,538,502 at December 31, 2010 and 1,590,141 at December 31, 2009. The 1,538,502 options and warrants outstanding as of December 31, 2010 which includes a 73,333 Performance Options issued but not vested. The remaining 593,334 Performance Options in 2010, that are not granted until earned over the next four years, if such performance targets are achieved. See Note K.
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
18. Stock-Based Compensation
Milestone accounts for stock-based compensation under ASC Topic 718, “Share-Based Payment. ASC Topic 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations over the service period, as an operating expense, based on the grant-date fair values.
The weighted-average fair value of the individual options granted during 2010 and 2009 was estimated as $0.91 and $0.91, respectively, on the date of grant. The fair value for 2010 and 2009 was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31,
	2010	2009
Volatility	122%	203%
Risk-free interest rate	2.13%	1.83%
Expected life	3 years	3 years
Dividend yield	0%	0%
Forfeiture Rate	6%	6%
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
Expected volatilities are based on historical volatility of Milestone’s common stock over a period commensurate with expected term. Milestone uses historical data to estimate option exercise and employee termination within the valuation model. The Company has granted performance based options to the chief executive officer. Such performance based options are earned based on specific criteria established by the Company. The Company records these options based on the likelihood of the officer achieving the specified performance objective and accrues these costs over the performance period. The estimates inherent in making this assessment are reviewed periodically by management and the resulting changes are booked through the statement of operations.
19. Concentration of Credit Risk
Milestone’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable, and advances to contract manufacturer. Milestone places its cash and cash equivalents with large financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone to credit risk consist principally of trade accounts receivable, as Milestone does not require collateral or other security to support customer receivables, and advances to contract manufacturer. Milestone entered into a purchase agreement with a vendor to supply Milestone with 5,000 instruments of CompuDent and 12,000 STA Instrument. As part of these agreements, Milestone has advanced approximately $2,444,000 and $463,000 to the vendor for purchase of materials at December 31, 2010 and 2009, respectively. The advance will be credited to Milestone as the goods are delivered. Milestone does not believe that significant credit risk exists with respect to this advance to the contract manufacturer at December 31, 2010 and 2009.
Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management has provided a reserve that it believes is sufficient record accounts receivable at net realizable value as of December 31, 2010 and 2009.

20. Recent Accounting Pronouncements
Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. Effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This statement does not currently impact the financial statement of the company.
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
In December 2010, the FASB issued ASU No. 2010-28, “Intangibles-Goodwill and Other (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This guidance clarifies application of Step 2 of the goodwill impairment test. The guidance requires an entity to perform Step 2 if it is more likely than not that an impairment exists. This accounting guidance is effective for fiscal years beginning after December 15, 2010. This statement does not currently impact the financial statements of the Company.
In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This ASU is effective for fiscal years beginning on or after June 15, 2010, which is January 1, 2011 for the Corporation. The Corporation is currently evaluating the impact of adopting the guidance. This statement does not currently impact the financial statement of the company.
NOTE C — ACCOUNTS RECEIVABLE — CURRENT AND LONG TERM
The Company sells a significant amount of its product on credit terms to its major distributors. The Company estimates losses from the inability of its customers to make payments on amounts billed. A majority of credit sales are due within ninety days from invoicing. In 2010, the Company shipped a significant order to a major international distributor. At the time of the shipment, regulatory approval to sell the product in the respective country was in process. Obtaining such regulatory approval was not a condition of the purchase order and sale to the distributor. The regulatory approval has been delayed and as such the customer has not paid the full amount of the invoiced shipment. The Company is receiving periodic payments from the international distributor. Based on the periodic payment plan prepared by the international distributor, the Company has recorded a long term net accounts receivable of $361,000 as of December 31, 2010. The current portion of this net accounts receivable is approximately $163,000. The Company reserved $636,000 of the total accounts receivable from this distributor as December 31, 2010.
NOTE D — INVENTORIES

	December 31
	2010	2009

Inventories consist of the following:
Finished Goods	$766,693	747,566
Component parts and other materials	220,254	57,170

	$986,947	804,736

Slow moving and overstocked inventories totaling approximately $36,000 were charged off to cost of products sold during the year ended December 31, 2009.
NOTE E — ADVANCES TO CONTRACT MANUFACTURER
The net advances to contract manufacturer represent funding of future STA, CompuDent and Wand Plus inventory purchases. The balance of the net advances as of December 31, 2010 and 2009 totaled $2,444,285 and $463,225, respectively. The portion of this advance expected to be utilized in the next twelve months is classified as current asset, with the remainder classified as non-current asset. The Company has an outstanding accounts payable of $1,521,000 and $193,000 at December 31, 2010 and 2009, respectively to the contract manufacture specifically related to the advances.

NOTE F —FURNITURE, FIXTURES AND EQUIPMENT

	December 31
	2010	2009
Furniture, Fixtures and Equipment consist of the following:
Leasehold improvements	$22,317	$22,317
Office furniture and equipment	98,268	98,268
Molds	7,200	—
Trade show displays	89,395	86,121
Computers and software	181,008	179,048
Tooling equipment-STA	20,377	12,377
STA Trials Instruments	63,752	63,752
Tooling equipment-Wand	11,100	11,100

Total	493,418	472,983
Less accumulated depreciation	(426,482)	(395,630)

	$66,936	$77,353

Depreciation expense was $45,243 and $50,253 for the years ended December 31, 2010 and 2009, respectively.
NOTE G — INVESTMENT IN DISTRIBUTOR
In December 2004, Milestone purchased a 19.9% equity interest in a German distribution company which is an affiliate of Milestone’s principal international distributor.
NOTE H — PATENTS
Patents are being amortized by the straight-line method over estimated useful lives ranging from 10 to 20 years, with a weighted average amortization period of 12 years. Amortization expense amounted to $83,395 in 2010 and $76,133 in 2009. Estimated amortization expense of existing patents for each of the next five fiscal years amounts to approximately $84,912 per year.
NOTE I — LINE OF CREDIT and NOTES PAYABLE
On June 28, 2007 the Company secured a $1 million line of credit from a stockholder. This borrowing was amended to $1,300,000 as of September 30, 2008 under the same terms and conditions as the original. Three year warrants exercisable at $5.00 per share, in an amount determined by dividing 50% of the amount borrowed by $5.00 will be issued on each drawdown. There is no facility fee on the line. The warrants have been valued as of each draw down using the Black-Scholes model and are reflected as a discount against the debt incurred under this line of credit. The full amount of the line of credit and amendment, $1.3 million, has been drawn at December 31, 2008. The $1.3 million Line of Credit was converted into shares of Milestone’s common stock in December 2009 at a conversion rate of $1.58 per share. A total of 822,785 shares were issued and the debt liquated at that date. Interest on the Line of Credit of aggregated $176,655 was accrued as of December 31, 2009. This interest will be paid in equal quarterly payments of $23,000 over the next two years. These payments will represent the initial interest accrued plus and aggregate of $7,335 of interest on the outstanding interest debt. The Company borrowed an additional $450,000 from the same shareholder in 2008. The borrowing was originally on short term loan with a maturity date of January 19, 2009. In December 2008, this borrowing was refinanced with the shareholder with a due date of June 30, 2012. The borrowing includes a twelve percent interest rate, interest compound quarterly, with interest and principle due at the maturity. Further, the note has warrants exercisable for five years at the price of $0.32 per share for 45,000 shares of stock. The warrants were valued using the Black-Scholes model and are reflected as a discount against the debt. At December 31, 2010, the discount was $8,361.
Interest expense on this Line of Credit for the year ended December 31, 2010 and 2009 is $95,135 and $154,027, respectively. Accrued interest related to this line of credit was $214,825 and $245,426 at December 31, 2010 and December 31, 2009, respectively. The charge for amortization of Debt Discount related to this Line of Credit is $2,796 and $53,330 for the year ended December 31, 2010 and December 31, 2009, respectively.

NOTE J — STOCKHOLDERS’ EQUITY
ISSUANCES OF COMMON STOCK
During 2010, Milestone’s to be issued shares are 34,614 valued at $45,000 for the director’s compensation.
During 2010, Milestone issued 76,666 shares valued at $104,000 for payment of consulting services.
During 2010, Milestone issued 23,388 shares valued at $33,354 for payment of employee compensation.
During 2010, Milestone’s to be issued shares are 50,000 valued at $50,000 for the officer’s deferred compensation.
SHARES TO BE ISSUED
As of December 31, 2010 and 2009, there were 637,013 and 692,498 shares that have been deferred from being issued, subject to employment agreements with the Chief Executive Officer and Chief Financial Officer of the Company. Such shares will be issued to each party upon termination of their employment.
OUTSTANDING WARRANTS
At December 31, 2010, there were 75,000 warrants outstanding. Warrants issued in connection with the $1.3 million Line of Credit, 30,000 warrants, exercisable at $5.00 per share expiring in 2011. Additionally, there were 45,000 warrants in connection with the Long Term note of $450,000, exercisable at $0.32 per share, expiring in June 2012.
In first and second quarters of 2009, 2,227,946 warrants at $4.89 per share, to issue the equivalent number of shares of the Company’s common stock expired.
There were no warrants issued in 2010 and 2009.
SHARES RESERVED FOR FUTURE ISSUANCE
At December 31, 2010 and 2009 there were 3,521,850 and 3,668,974 shares reserved for future issuance including 679,667 shares in 2010 and underlying stock options available under the Stock Option Plans, respectively; 1,538,503 and 1,590,141 shares underlying other stock options and warrants that were outstanding at December 31, 2010 and 2009, respectively: 637,013 shares in 2010 and 692,498 shares in 2009 to be issued in settlement of deferred compensation to Officers of the Company; and 593,334 shares not vested and 666,667 shares in 2010 and 2009, respectively, for Performance Options issued to an Officer of the Company. The 73,333 options were issued but not vested in 2010 for the Performance Options noted above.
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
NOTE K — STOCK OPTION PLANS
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
In November 2009, the Board of Directors authorized 666,667 options be reserved for a special bonus to the Chief Executive Officer of the Company, for obtaining a three year purchase order for the sale of 12,000 STA Instruments and related handpieces over a four year period. These options were reserved and 73,333 were granted but not vested in 2010. The remaining 593,334 were reserved until specific performance targets are achieved. The options will be issued upon achievement of the specific target on a yearly basis. The options were valued at $1.49 per share.

A summary of option activity for employees under the plans as of December 31, 2010 and 2009, and changes during the year then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price $	Life (Years)	Value $
Outstanding, January 1, 2009	570,832	1.51	3.01	75
Granted	872,866	1.02	4.59	—
Exercised	(3,333)	0.56	—	—
Forfeited or expired	(380,223)	0.88	—	—
Outstanding, December 31, 2009	1,060,142	1.33	3.61	632,624
Exercisable, December 31, 2009	559,154	1.45	2.62	94,336
Granted	313,333	1.11	5.88
Exercised during 2010	—	—	—
Forfeited or expired	(444,971)	1.72	—
Outstanding, December 31, 2010	928,504	1.07	3.92	115,849
Exercisable, December 31, 2010	471,722	0.95	2.74	110,142

		Weighted	Weighted
	Number	Averaged	Average
	of	Exercise	Grant Date
	Options	Price $	Fair Value $
VESTED OPTIONS
Outstanding, January 1, 2009	366,442	1.83	—
Exercised during 2009	(3,333)	0.56	—
Vested Options during 2009	232,378	1.45	—
Forfeited during 2009	(36,333)	3.62	—
Outstanding, December 31, 2009	559,154	1.45	—
Exercised during 2010	—	—	—
Vested Options during 2010	214,456	0.81	—
Forfeited during 2010	(301,888)	1.72	—
Outstanding, December 31, 2010	471,722	0.95	—
NONVESTED OPTIONS
Nonvested, January 1, 2009	204,390	0.94	0.81
Granted during 2009	872,866	1.02	0.41
Vested during 2009	(232,378)	1.45	0.47
Forfeited during 2009	(343,890)	0.59	0.59
Nonvested, December 31, 2009	500,988	1.20	0.45
Granted during 2010	313,333	1.11	0.99
Vested during 2010	(214,456)	0.81	—
Forfeited during 2010	(143,083)	1.62	—
Nonvested, December 31, 2010	456,782	1.20	—
Milestone recognizes compensation expense on a straight line basis over the requisite service period and in case of performance based options over the period of the expected performance. During the years ended December 31, 2010 and 2009 Milestone recognized $140,226, (net of $198,248 of stock based compensation expense reversed in 2010; upon reversal of a 2009 bonus not achieved) and $193,600 of total compensation cost related to options that vested each year, respectively. As of December 31, 2010 and 2009, there was $258,369 and $362,938 of total unrecognized compensation cost related to non-vested options which Milestone expects to recognize over a weighted average period of 2.3 years and 2.5 years for December 31, 2010 and December 31, 2009, respectively.

A summary of option activity for non-employees under the plans as of December 31, 2009 and 2010, and changes during the year ended is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contracted	Options
	Options	Price $	Life (years)	Value $
Outstanding, January 1, 2009	627,467	3.14	1.61	—
Exercisable, December 31, 2009	564,967	3.29	1.44	—
Granted during 2009	156,616	0.41	3.08	—
Forfeited during 2009	(369,134)	3.38	—	—
Outstanding, December 31, 2009	414,999	1.90	2.70	263,083
Exercisable, December 31, 2009	336,387	1.91	2.71	234,638
Granted during 2010	136,666	1.69	0.72	—
Forfeited during 2010	(16,666)	1.98	—	—
Outstanding, December 31, 2010	534,999	1.85	1.51	99,617
Exercisable, December 31, 2010	514,998	1.87	1.41	99,311

		Weighted
	Number	Averaged
	of	Exercise
	Options	Price $
VESTED OPTIONS
Outstanding, January 1, 2009	564,967	3.29
Exercised during 2009	—	—
Vested during 2009	140,554	0.32
Forfeited during 2009	(369,134)	3.38
Outstanding, December 31, 2009	336,387	1.96
Exercised during 2010	—	—
Vested during 2010	195,277	1.72
Forfeited during 2010	(16,666)	1.98
Outstanding, December 31, 2010	514,998	1.87

NONVESTED OPTIONS
Nonvested January 1, 2009	62,500	1.77
Exercised during 2009	—	—
Vested during 2009	(140,554)	0.32
Forfeited during 2009	—	—
Nonvested December 31, 2009	78,612	1.64
Granted during 2010	136,666	1.69
Exercised during 2010	—	—
Vested during 2010	195,277	1.72
Forfeited during 2010	—	—
Outstanding, December 31, 2010	20,001	1.21
The fair value of the options was estimated on the date of grant using the Black Scholes option-pricing model. For the year ended December 31, 2010, the following weighted average assumptions were used in calculating fair value; expected life of 3 years; volatility of 117.82 and risk-free interest rate of 1.64%. During the year ended December 31, 2010 and 2009 Milestone recognized $86,231 and $92,235 of expense related to non-employee options that vested, respectively. The total unrecognized compensation cost related to nonvested options was $24,316 and $14,305 as of December 31, 2010 and 2009.

NOTE L — EMPLOYMENT CONTRACT AND DEFERRED COMPENSATION
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
In accordance with the employment contract, as of December 31, 2010 and December 31, 2009, 571,190 shares of common stock are to be paid out at the end of the contract in settlement of $758,333 as December 31, 2010 and 676,675 shares of common stock are paid out at the end of the contract in settlement of $925,000 at December 31, 2009 of accrued deferred compensation and, accordingly, such shares have been classified in stockholders’ equity with the common shares classified as to be issued.
Milestone entered into an agreement with a new Chairman effective October 1, 2009. The term of the contract is for a nine month period ending on June 30, 2010. Under this agreement the Chairman will receive a base compensation of $190,000 per year, payable $5,000 per month in cash starting in January 2010 and the remainder in stock issued at the closing price on September 1, 2010. 84,783 shares were issued in September 2009. This agreement was not renewed at June 30, 2010.
NOTE M — INCOME TAXES
The Company’s expected federal income tax benefit computed at the statutory rate (34%) on the pre-tax loss amounted to $201,000 in 2010 and $520,000 in 2009. Such benefit was not recognized in the accompanying financial statements due to Milestone’s history of past operating losses, which required full valuation allowances for all of Milestone’s deferred tax assets at December 31, 2010 and 2009.
Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Current Assets
Allowance for doubtful accounts-short term	$81,000	$2,000
Inventory allowance	79,000	79,000
Warranty reserve	10,000	10,000
Deferred officers compensation	333,000	77,000

Subtotal	503,000	168,000

Valuation allowance	(503,000)	(168,000)

Current deferred tax asset	$—	$—

Non-current assets
Allowance for doubtful accounts-long term	$175,000	—
Net operating loss carryforward	$16,100,000	$16,500,000

Subtotal	$16,275,000	$16,500,000

Valuation allowance	$(16,275,000)	$(16,500,000)

Non-current deferred tax asset	$—	$—

The current deferred asset allowance increased by $335,000 for the year ended December 31, 2010 and increased by $46,000 for the year ended December 31, 2009, respectively. The non current deferred allowance decreased by $225,000 for the year ended December 31, 2010.
As of December 31, 2010 and 2009, Milestone has federal net operating loss carryforwards of approximately $47,657,000 and $48,361,000, respectively that will be available to offset future taxable income, if any, through December 2030. Milestone has state net operating losses of $631,000 and $1,500,000 in 2010 and 2009, respectively, expiring through December 2015. The utilization of Milestone’s net operating losses may be subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carry forwards before their utilization. Milestone has established a 100% valuation allowance for all of its deferred tax assets due to uncertainty as to their future realization.

A reconciliation of the statutory tax rates for the years ended December 31, is as follows:

	2010	2009
Statutory rate	(34)%	(34)%
State income tax — all states	(6)%	(6)%

	(40)%	(40)%
Current year valuation allowance	40%	40%

Benefit for income taxes	0%	0%

As a matter of course, the Company can be audited by federal and state authorities. At this time, there are no audits identified or in process from any taxing authority.
In 2010 and 2009, Milestone received $183,673 and $777,673, respectively, for sale of tax credits under the New Jersey Technology Business Tax Certificate Transfer Program. These amounts reduced the State of New Jersey net operating loss carryforward to approximately $631,000 and $1,500,000 for 2010 and 2009, respectively. Such amounts are included in other income as of December 31, 2010 and 2009, respectively.
Accounting for Uncertain Tax Positions:
The Company follows the Income Taxes Topic of the FASB Accounting Standards Codification, which provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. At December 31, 2010, no significant income tax uncertainties have been included in the Company’s Balance Sheets. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Statements of Operations. No interest and penalties are present for periods open. Tax returns for the 2007, 2008, and 2009 years are subject to audit by federal and state jurisdictions.
NOTE N — PRODUCT SALES AND SIGNIFICANT CUSTOMERS AND VENDORS
Milestone’s sales by product and by geographical region are as follows:

	Year End December 31,
	2010	2009
Instruments	$3,690,456	$3,176,752
Handpieces	5,962,965	5,277,092
Other	96,547	95,216

	$9,749,968	$8,549,060

United States	$4,529,420	$5,378,422
Canada	601,034	630,108
Other foreign	4,619,514	2,540,530

	$9,749,968	$8,549,060

The Company has informal arrangements with the manufacturer of the STA, CompuDent and CompuMed instruments, one of the principal manufacturers for those instruments pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. Purchases from this supplier were $3,541,806 (60.8%) and $1,960,480 (55.8%) in 2010 and 2009, respectively. The Company has a manufacturing agreement with one of the principal manufacturers of the handpieces pursuant to which they manufacture products under specific purchase orders but without minimum purchase commitments. Purchases from this supplier for handpieces were $270,517 (4.6%) and $167,752 (4.8%) in 2010 and 2009, respectively. The Company has established an alternate source of supply for the handpieces in China and other alternate sources of supply exist. Purchases of handpieces from China represent one supplier. Purchases from this supplier were $2,016,212 (34.6%) and $1,383,788 (39.4%) in 2010 and 2009, respectively. All other purchases from other suppliers were not significant in either 2010 or 2009.

For the year ended December 31, 2010, Milestone had three customers (distributors) that aggregated for approximately 60% of its net product sales. Accounts receivable, current and long term, for these three customers amounted to approximately $1,346,966 or (73%) of gross accounts receivable. For the year ended December 31, 2009, Milestone had four customers (distributors) that aggregated approximately 73% of its net product sales. Accounts receivable from these four customers amounted to approximately and $533,191, or (44%) of gross accounts receivable.
NOTE O — COMMITMENTS AND OTHER
(1) Lease Commitments
The headquarters for the Company is located at 220 South Orange Ave, Livingston, New Jersey. The Company leases approximately 6,300 square feet of office space at 220 South Orange Avenue in Livingston, New Jersey. The lease term expires June 30, 2014 at a monthly cost of $6,942 which Milestone believes to be competitive. Additionally, Milestone leases a corporate apartment in Maplewood, NJ. This lease expired in November 2010 at a monthly cost of $4,000. The company continues to lease the corporate apartment on a month to month basis. The leased offices space is in good condition. A third party distribution and logistics center in Pennsylvania handles shipping and order fulfillment on a month-to-month basis. Milestone also leases office and telecom equipment under operating leases with payments ranging from $130-$522 per month.
Aggregate minimum rental commitments under noncancelable operating leases are as follows:

Year Ending December 31,
2010
2011	89,570
2012	83,828
2013	83,306
2014	41,653
2015	—

$298,355

For the years ended December 31, 2010 and 2009, respectively, rent expense amounted to approximately $144,954 and $116,350 respectively.
(2) Contract Manufacturing Arrangement
Milestone has informal arrangements for the manufacture of its products. STA, single tooth anesthesia, CompuDent and CompuMed instruments are manufactured for Milestone by Tricor Systems, Inc. pursuant to specific purchase orders. The Wand disposable handpiece is manufactured for Milestone in Mexico pursuant to scheduled production requirements. The STA and The Wand Handpiece with Needle is supplied to Milestone by a contractor in the United States, which arranges for its manufacturer in China. These contractors provide an informal long term financing basis for the Company.
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
(3) Other Commitments
The technology underlying the SafetyWand and CompuFlo, and an improvement to the controls for CompuDent were developed by the Director of Clinical Affairs and assigned to us. Milestone purchased this technology pursuant to an agreement dated January 1, 2005, for 43,424 shares of restricted common stock and $145,000 in cash, payable on April 1, 2005. In addition, the Director will receive additional payments of 2.5% of the total sales of products using certain of these technologies, and 5% of the total sales of products using certain other of the technologies. In addition, he is granted, pursuant to the agreement, an option to purchase, at fair market value on the date of the grant, 8,333 shares of the common stock upon the issuance of each additional patent relating to these technologies. If products produced by third parties use any of these technologies (under license from us) then he will receive the corresponding percentage of the consideration received by Milestone for such sale or license. In 2010 and 2009 Milestone expensed the Director royalty fees of $344,786 and $277,514 in 2010 and 2009, respectively. Additionally, Milestone expensed consulting fees to the Director $156,000 and $154,000 and granted him 16,666 and 33,332 options, in 2010 and 2009, respectively.

In January 2010, the Company issued a purchase order to Tricor Instruments for the purchase of 12,000 STA Instruments to be delivered over the next three years. The purchase order is for $5,261,640. The Company will be required to make periodic payments over the next eighteen months to purchase the parts necessary to complete this production. As of December 31, 2010, the Company’s production and sales of instruments to this commitment has been delayed. Consequently, advances to contractor and accounts payable has been classified as current and long term at December 31, 2010.
(4) Other Events
In December 2009, Milestone announced that it signed an Agreement of Intent with China National Medicines Corporation, Ltd. and Yichang Humanwell Pharmaceutical Co. Ltd., both incorporated in the People’s Republic of China (PRC), to develop intra-articular and epidural drug delivery instruments utilizing Milestone’s patented CompuFlo technology. Milestone and its two PRC joint venture partners will establish a new joint venture entity for this purpose in 2010. The required initial funding for the new entity, estimated by the parties at $1.4 million, will be provided by the two PRC companies, although Milestone will determine the proposed uses of their contribution. The Company believes that this new joint venture represents a significant step forward in Milestone’s efforts to have its innovative computer-controlled drug delivery technology adapted for medical usage worldwide. The Joint Venture Agreement, as of December 31, 2010, has not been finalized.
NOTE P — PENSION PLAN
Milestone has a Defined Contribution Plan that allows eligible employees to contribute part of their salary through payroll deductions. Milestone does not contribute to this plan, but does pay the administrative costs of the plan.