Form 10-Q
period 2011-03-31
MILESTONE SCIENTIFIC INC.
filed 2011-05-09
CIK 855683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 9, 2011, the Issuer had a total of 15,041,172 shares of Common Stock, $.001 par value outstanding.

MILESTONE SCIENTIFIC INC

FORWARD-LOOKING STATEMENTS
When used in this Quarterly Report on Form 10-Q, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Security Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends that may affect Milestone’s future plans of operations, business strategy, results of operations and financial condition. Milestone wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and the actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in Milestone’s reports and registration statements filed with the Securities and Exchange Commission (the “Commission”). Milestone disclaims any intent or obligation to update such forward-looking statements.

MILESTONE SCIENTIFIC INC.
CONDENSED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$155,263	$627,082
Accounts receivable, net of allowance for doubtful accounts of $202,160 in 2011 and 2010	1,380,195	796,221
Inventories	850,708	986,947
Advances to contract manufacturer, current	728,509	730,491
Prepaid expenses and other current assets	243,304	247,465

Total current assets	3,357,979	3,388,206
Accounts receivable-long term, net of allowance for doubtful accounts of $426,840 as of March 31, 2011 and $438,840 as of December 31, 2010	273,160	361,160
Advances to contract manufacturer, non current	2,227,837	1,713,794
Investment in distributor, at cost	76,319	76,319
Furniture, Fixtures & Equipment net of accumulated depreciation of $431,769 as of March 31, 2011 and $426,482 as of December 31, 2010	63,903	66,936
Patents, net of accumulated amortization of $316,239 as of March 31, 2011 and $294,934 as of December 31, 2010	935,717	944,858
Other assets	41,081	57,750

Total assets	$6,975,996	$6,609,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable — short term	$2,885,994	$2,883,587
Accrued expenses and other payable	649,771	511,304

Total current liabilities	3,535,765	3,394,891

Long-term Liabilities:
Accounts payable — long term	710,162	440,376
Notes Payable-net of discount of $7,662 and $8,361, respectively	442,338	441,639

Total long-term liabilities	1,152,500	882,015

Commitments and Contingencies

Stockholders’ Equity
Common stock, par value $.001; authorized 50,000,000 shares; 15,030,459 shares issued 642,847 shares to be issued and 14,997,126 shares outstanding as of March 31, 2011; 14,915,959 shares issued, 637,013 shares to be issued, and 14,882,626 shares outstanding as of December 31, 2010	15,673	15,552
Additional paid-in capital	62,703,180	62,606,043
Accumulated deficit	(59,519,606)	(59,377,962)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)

Total stockholders’ equity	2,287,731	2,332,117

Total liabilities and stockholders’ equity	$6,975,996	$6,609,023

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Product sales, net	$2,425,988	$2,562,578
Cost of products sold	879,588	900,712

Gross profit	1,546,400	1,661,866

Selling, general and administrative expenses	1,624,255	1,541,702
Research and development expenses	43,718	88,464

Total operating expenses	1,667,973	1,630,166

(Loss) income from operations	(121,573)	31,700

Other (expense) income
Other income	—	61,916
Interest expense	(19,386)	(9,343)
Amortization of debt issuance	(699)	(699)
Interest income	14	348

Total other (expenses) income	(20,071)	52,222

Net (loss) income applicable to common stockholders	$(141,644)	$83,922

Net (loss) income per share applicable to common stockholders -
Basic	$(0.01)	$0.01

Diluted	$(0.01)	$0.01

Weighted average shares outstanding and to be issued -
Basic	14,875,541	13,875,278

Diluted	14,875,541	14,320,821

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance, January 1, 2011	15,552,972	$15,552	$62,606,043	$(59,377,962)	$(911,516)	$2,332,117
Options issued to employees and consultants	—	—	53,674	—	—	53,674
Options exercised	100,000	100	24,900	—	—	25,000
Common stock issued for payment of consulting services to settle accounts payable	7,000	7	6,993	—	—	7,000
Common stock issued for payment of employee compensation	7,500	8	7,492	—	—	7,500
Common stock to be issued for payment of consulting services	5,834	6	4,078	—	—	4,084
Net loss	—	—	—	(141,644)	—	(141,644)

Balance, March 31, 2011	15,673,306	$15,673	$62,703,180	$(59,519,606)	$(911,516)	$2,287,731

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(141,644)	$83,922
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	5,287	18,651
Amortization of patents	21,305	20,410
Amortization of debt discount	699	699
Common stock and options issued for compensation, consulting and vendor services	72,258	124,718
Loss on sale/disposal of equipment	—	—
Bad debt expense (Reversal)	(12,000)	—
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(483,974)	132,524
Decrease (Increase) in inventories	136,239	(160,605)
(Increase) to advances to contract manufacturer	(512,061)	(595,978)
Decrease (Increase) to prepaid expenses and other current assets	4,161	(168,259)
Decrease in other assets	16,669	17,365
Increase in accounts payable	272,193	797,665
Increase (Decrease) in accrued expenses	138,467	(22,675)

Net cash (used in) provided by operating activities	(482,401)	248,437

Cash flows from investing activities:
Purchases of property and equipment	(2,254)	(19,844)
Payment for patents rights	(12,164)	(39,695)

Net cash used in investing activities	(14,418)	(59,539)

Cash flows from financing activities:
Proceeds from exercise of stock options	25,000	—

Net cash provided by financing activities	25,000	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(471,819)	188,898
Cash and cash equivalents at beginning of period	627,082	1,029,129

Cash and cash equivalents at end of period	$155,263	$1,218,027

Supplemental disclosure of cash flow information:
Interest paid	$23,000	$24,000

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
These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2010 included in Milestone’s Annual Report on Form 10-K.
In the opinion of Milestone, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone’s financial position as of March 31, 2011 and December 31, 2010 and the results of its operations for the three months ended March 31, 2011 and 2010.
The results reported for the three months ended March 31, 2011 are not necessarily indicative of the results of operations which may be expected for a full year.
The Company had a negative cash flow from operation at March 31, 2011 of $482,401 and positive cash flows from operating activities of at March 31, 2010 of $248,437. At March 31, 2011, the Company had cash and cash equivalents of $155,263 and a negative working capital of $177,786. The Company borrowed $450,000 in 2008 from a shareholder, with a due date of January 2009. This additional borrowing was refinanced at December 31, 2008 and the due date was extended to June 30, 2012. The Company is continuing the pursuit of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. The Company may require the need for a higher level of marketing and sales efforts that at present it cannot fund. If the Company is unable to continue positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that traditional capital can be raised on terms and conditions satisfactory to the Company, if at all. If positive cash flow cannot continue to be achieved or if additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect the Company’s operating results.
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
Accounts Payable
Current and long term accounts payable represents amounts due to suppliers of the Company. Long term accounts payable is based on an informal payment agreement with the supplier to assist in the purchasing of instruments and handpieces, beyond one year from the balance sheet date.
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
The carrying amounts reported in the balance sheet for cash, accounts receivable, advances to contract manufacturer, accounts payable and accrued expenses approximate fair value based on the maturity of these instruments.
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
In the second quarter of 2010, the FASB issued Accounting Standards Updates (ASU) 2010-09, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 amends FASB ASC Topic 820, Fair Value Measurements and Disclosures, and requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements. ASU 2010-06 also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques. Except for the detailed Level 3 rollforward disclosures, we adopted the provisions of ASU 2010-06 in the first quarter of 2010. This adoption did not affect our financial statements. We adopted the provisions of ASU 2010-06 related to the new Level 3 rollforward disclosures in the first quarter of 2011 and this adoption did not materially affect our financial statements.
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
In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This ASU is effective for fiscal years beginning on or after June 15, 2010, which is January 1, 2011 for the Company. This statement does not currently impact the financial statement of the company.

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
NOTE — 3 ACCOUNTS RECEIVABLE — CURRENT AND LONG TERM
The Company sells a significant amount of its product on credit terms to its major distributors. The Company estimates losses from the inability of its customers to make payments on amounts billed. A majority of credit sales are due within ninety days from invoicing. In 2010, the Company shipped a significant order to a major international distributor. At the time of the shipment, regulatory approval to sell the product in the respective country was in process. Obtaining such regulatory approval was not a condition of the purchase order and sale to the distributor. The regulatory approval has been delayed and as such the customer has not paid the full amount of the invoiced shipment. The Company is receiving periodic payments from the international distributor. Based on the periodic payment plan prepared by the international distributor, the Company has recorded a long term net accounts receivable of $273,160 as of March 31, 2011. The current portion of this net accounts receivable is approximately $163,000. The Company reserved $624,000 of the total accounts receivable from this distributor as March 31, 2011.
NOTE — 4 STOCK OPTION PLANS
FASB ASC Topic 505, “Share-Based Payment”, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations over the service period, as an operating expense, based on the grant-date fair values.
A summary of option activity for employees under the plans as of March 31, 2011, and changes during the three months ended, is presented below:

Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price	Life (Years)	Value

Outstanding, January 1, 2011	928,504	$1.07	3.92	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding, March 31, 2011	928,504	1.07	3.68	36,666
Exercisable, March 31, 2011	473,397	0.95	2.49	36,415
Milestone recognizes compensation expense on a straight line basis over the requisite service period. During the three months ended March 31, 2011, Milestone recognized a $50,897 of total compensation cost. As of March 31, 2011, there was $242,242 of total unrecognized compensation cost related to non-vested options which Milestone expects to recognize over a weighted average period of 2.75 years. A six percent rate of forfeitures is assumed in the calculation of the compensation cost for the period.
Expected volatilities are based on historical volatility of Milestone’s common stock over a period commensurate with anticipated term. Milestone uses historical data to estimate option exercise and employee termination within the valuation model.

A summary of option activity for non-employees under the plans as of March 31, 2011, and changes during the three months ended, is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price	Life (Years)	Value

Outstanding, January 1, 2011	534,999	1.85	1.51	—
Granted	—	—	—	—
Exercised	100,000	0.25	—	—
Forfeited or expired	120,000	1.75	—	—
Outstanding, March 31, 2011	314,999	2.39	1.84	21,700
Exercisable, March 31, 2011	294,998	2.47	1.70	21,700
During the three months ended March 31, 2011, Milestone recognized $16,137 of expenses related to non-employee options that vested during the year. The total unrecognized compensation cost related to non-vested options was $8,002 as of March 31, 2011. A six percent rate of forfeitures is assumed in the calculation of the compensation cost for the period.
In March of 2010, the Company entered an agreement with a public relations firm to supply services to the Company over a three year (cancelable) agreement. The first year of the agreement required 120,000 options to be provided with immediate exercisability. The Black Scholes calculation of approximately $80,000 was recorded as an asset and an addition to additional paid in capital. The entire $80,000 was amortized to expense over the twelve month period. The Company canceled the agreement in September 2010 and the options expired in March 2011.
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
NOTE — 5 CONCENTRATION OF CREDIT RISK
Milestone’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable, and advances to contract manufacturer. Milestone places its cash and cash equivalents with large financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone to credit risk consist principally of trade accounts receivable, as Milestone does not require collateral or other security to support customer receivables, and advances to contract manufacturer. Milestone entered into a purchase agreement with a vendor to supply Milestone with 5,000 instruments of CompuDent and 12,000 STA Instruments. As part of these agreements, Milestone has advanced approximately $2,956,346 and $2,444,285 to the vendor for purchase of materials at March 31, 2011 and December 31, 2010, respectively. The advance will be credited to Milestone as the goods are delivered. Milestone does not believe that significant credit risk exists with respect to this advance to the contract manufacturer.
Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management has provided a reserve that it believes is sufficient record accounts receivable at net realizable value as of March 31, 2011 and December 31, 2010.

NOTE — 6 ADVANCES TO CONTRACT MANUFACTURER
The net advances to contract manufacturer represent funding of future STA, CompuDent and Wand Plus inventory purchases. The balance of the net advances as of March 31, 2011 and December 31, 2010 is $2,956,346 and $2,444,285, respectively. The portion of this advance expected to be utilized in the next twelve months is classified as current asset, with the remainder classified as non-current asset. The Company has an outstanding accounts payable of $1,420,324 and $1,521,000 at March 31, 2011 and December 31, 2010, respectively to the contract manufacture specifically related to the advances. The Company is making monthly payments to the contract manufacturer.
NOTE — 7 LINE OF CREDIT AND NOTE PAYABLE
On June 28, 2007 the Company secured a $1 million line of credit from a stockholder. This borrowing was amended to $1,300,000 as of September 30, 2008 under the same terms and conditions as the original. The $1.3 million Line of Credit was converted into shares of Milestone’s common stock in December 2009 at a conversion rate of $1.58 per share. A total of 822,785 shares were issued and the debt liquidated at that date. Interest on the Line of Credit of aggregated $66,245 was accrued as of March 31, 2011. This interest will be paid in equal quarterly payments of $23,000 in 2011. The Company borrowed an additional $450,000 from the same shareholder in 2008. The borrowing was originally on short term loan with a maturity date of January 19, 2009. In December 2008, this borrowing was refinanced with the shareholder with a due date of June 30, 2012. The borrowing includes a twelve percent interest rate, interest compounded quarterly, with interest and principal due at the maturity. Further, the note has warrants exercisable for five years at the price of $0.32 per share for 45,000 shares of stock. The warrants were valued using the Black-Scholes model and are reflected as a discount against the debt. At March 31, 2011, the discount was $7,662.
Interest expense on this Line of Credit for the three months ended March 31, 2011 and 2010 is $19,386 and $9,343, respectively. Accrued interest related to the line of credit was $210,443 and $214,824 at March 31, 2011 and December 31, 2010, respectively. The charge for amortization of Debt Discount related to this Line of Credit is $699 and $699 for the three months ended March 31, 2011 and March 31, 2010, respectively.
NOTE — 8 STOCK ISSUANCE
During the three months ended March 31, 2011, the Company issued 7,000 shares of common stock valued at $7,000 to two parties owed in connection with consulting expenses. Additionally, 7,500 shares of common stock valued at $7,500 were issued for payment of employee compensation. 100,000 shares were issued upon exercise of stock options for $25,000 ($0.25 per share).
NOTE — 9 SIGNIFICANT CUSTOMERS
Milestone had net product sales to three customers (distributors) which in the aggregate accounted for approximately 43% and 63% of revenue for three months ended March 31, 2011 and 2010, respectively. Milestone had sales to one of these major customers (a worldwide distributor of Milestone’s products based in China) of $494,108 (19%) for the three months ended March 31, 2010. Accounts receivable from these three customers amounted to $1,000,141 and $533,191 representing 60% and 44% of gross accounts receivable as of March 31, 2011 and December 31, 2010, respectively.

Milestone’s sales by product and by geographical region are as follows:

	Three Months Ended March 31,
	2011	2010
Instruments	$810,998	$599,888
Handpieces	1,580,325	1,936,303
Other	34,665	26,387

	$2,425,988	$2,562,578

United States	$1,312,566	$1,204,972
Canada	153,124	182,270
Other Foreign	960,298	1,175,336

	$2,425,988	$2,562,578

NOTE — 10 COMMITMENTS AND OTHER
Contract Manufacturing Arrangement
Milestone has informal arrangements for the manufacture of its products. CompuDent, STA and CompuMed instruments are manufactured for Milestone by Tricor Systems, Inc. pursuant to specific purchase orders. The Wand disposable handpiece without a needle is manufactured for Milestone in Mexico pursuant to scheduled production requirements. The Wand handpiece (with and without needles) is supplied to Milestone by a product broker that arranges for its manufacture by manufacturers in China.
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
In January 2010, the Company issued a purchase order to Tricor Instruments for the purchase of 12,000 Wand/STA Instruments to be delivered over the next three years. The purchase order is for $5,261,640. The Company will be required to make periodic payments over the next eighteen months to purchase the parts necessary to complete this production. As of March 31, 2011, the Company’s production and sales of instruments for this commitment has been delayed. Consequently, advances to contractor and accounts payable has been classified as current and long term at March 31, 2011.
Other Events
In December 2009, Milestone announced that it signed an Agreement of Intent with China National Medicines Corporation, Ltd. and Yichang Humanwell Pharmaceutical Co. Ltd., both incorporated in the People’s Republic of China (PRC), to develop intra-articular and epidural drug delivery instruments utilizing Milestone’s patented CompuFlo technology. Milestone and its two PRC joint venture partners agreed to establish a joint venture entity for this purpose in 2010. The required initial funding for the new entity, estimated by the parties at $1.4 million, was to have been provided by the two PRC companies, although Milestone would determine the proposed uses of their contribution. As of March 31, 2011 the joint venture entity, has not been established nor has funding been received.

In March 2011, Milestone entered into a new agreement with a PRC entity to establish a joint venture entity in the PRC to develop intra-articular and epidural drug delivery instruments utilizing Milestone’s patented CompuFlo technology. The PRC entity agreed to contribute up to $1.5 million to this joint venture entity, based on progress reports from Milestone and subject to refund if the instruments are not developed because of technological problems within 30 months of the inception date. The initial $500,000 capital contribution was to have been made at inception. The PRC joint venture entity has not been established. Therefore, to move the process forward, Milestone organized a domestic research and development corporation to which its joint venture partner made an initial capital contribution of $250,000, $105,000 of which was disbursed to Milestone in March 2011 as reimbursement for previously incurred research and development costs expensed by Milestone in prior years. Such amount ($105,000) is included in accrued expenses and other payable at March 31, 2011 until the PRC joint venture entity is established and the required initial funding by the other party is completed. The domestic corporation will be owned fifty percent by Milestone and fifty percent by the other party. Milestone will account for its investment in the joint venture using the equity method of accounting after an agreement is signed by both parties and the required initial funding by the other party is completed. The Company expects the finalization of this agreement to be accomplished in 2011. The newly formed corporation has net assets of approximately $145,000 of cash as of March 31, 2011. Milestone believes that this new joint venture represents a significant step forward in Milestone’s efforts to have its innovative computer-controlled drug delivery technology adapted for medical usage.

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
OVERVIEW
In 2011, Milestone remains focused on advancing efforts to achieve our two primary objectives; those being:
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
In December 2008, the STA Instrument was again recognized as one of the dental industry’s best technological innovations, winning a “Townie Choice Award” from Dentaltown Magazine in the category “Anesthetics: Technique Instrument”. This marked the second consecutive year that Milestone won a “Townie Choice Award”; in 2007, we won the same award for our CompuDent/The Wand. Also in December 2008, our Wand/STA Instrument was named as a Dental Products Report “Top 100 2008 Product of Distinction”. Each year, DPR spotlights the year’s Top 100 products. Of these 100 products, 50 are the ones most often inquired about by DPR’s readers via an online and Product Information Card reader service program. The other 50 represent “New Classics,” which recognize both old and newer products and categories chosen by DPR’s editorial staff for their “perceived impact on driving innovation or helping to establish a new, higher standard of care for patients.” The STA Instrument was recognized as a “New Classic” in the Technology category.
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
International Market
On the global front, we also have granted exclusive marketing and distribution rights for the Wand/STA Instrument to select dental suppliers in various international regions in Asia, Africa, South America and Europe. They include Istrodent in South Africa and Unident in the Scandinavian countries of Denmark, Sweden, Norway and Iceland.
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

As of March 30, 2011, China National Medicine has not received the appropriate registration approval from the regulatory body in China, therefore, shipment of Wand/STA Instruments and handpieces have been suspended pending the approval to sell and distribute these products in China. It is expected that the approval by the appropriate Chinese regulatory body will be received in 2011.
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
Shortly before the end of the second quarter 2009, we announced that we were refining our international marketing strategy to gain greater access to and penetration of the international dental markets for the Wand/STA Instrument, CompuDent and related disposable hand pieces. The new sales strategy provides for increasing hands-on oversight and support of our existing international distribution network, while also attracting new distributors throughout Europe, Asia and South America. To assist in this endeavor, Milestone added in the spring of 2010 an International Sales Director to focus on growth of our products outside the USA and Canada. The new addition to the company’s staff has proven to be a positive improvement to our sales and marketing effort outside the USA and Canada.
Segmented Sales Performance
The following table shows a breakdown of our product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Three Months Ended March 31,
	2011		2010
DOMESTIC
Instruments	$355,972	27.1%	$251,597	20.9%
Handpieces	936,049	71.3%	929,984	77.2%
Other	20,545	1.6%	23,391	1.9%

Total Domestic	$1,312,566	100.0%	$1,204,972	100.0%

INTERNATIONAL
Instruments	$455,026	40.9%	$348,291	25.7%
Handpieces	644,276	57.9%	1,006,319	74.1%
Other	14,120	1.2%	2,996	0.2%

Total International	$1,113,422	100.0%	$1,357,606	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$1,312,566	54.1%	$1,204,972	47.0%
International	1,113,422	45.9%	1,357,606	53.0%

Total Product Sales	$2,425,988	100.0%	$2,562,578	100.0%

The Company earned gross profits of 64% and 65% for the three months ended March 31, 2011 and 2010, respectively. However, our revenues and related gross profits have not been sufficient to support our overhead, new product introduction and research and development expenses. Although the Company anticipates expending funds for research and development in 2011, these amounts will vary based on the operating results for each quarter. The Company has incurred operating losses since its inception. The Company is actively pursuing the generation of sustainable positive cash flows from operating activities through increases in revenue, to be derived from a change in the business model in U.S. and Canada. This change in business model incorporates a team of local dental hygienists training and educating the respective dentist in their territories. The business model replaces the Company’s sale force and third party manufactures rep’s business model.

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
Central to Milestone’s robust IP portfolio, currently comprised of 24 issued patents, is its FDA-approved CompuFlo® system for the precise delivery and aspiration of all medicaments. Milestone’s patented CompuFlo® system and DPS Dynamic Pressure Sensing® technology are revolutionary technologies that are relevant for the entire category of subcutaneous drug delivery injections and fluid aspiration — enabling healthcare practitioners to achieve multiple unique benefits that cannot currently be accomplished with existing technologies.
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
To date, we have been awarded and presently hold 20 U.S. utility and design patents relating to our C-CLAD technologies.
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
Revenue Recognition
Revenue from product sales is recognized net of discounts and allowances to domestic distributor on the date of shipment for essentially all shipments, since the shipment terms are FOB warehouse. The company will recognize revenue on date of arrival of the goods at the customer’s location where shipments are FOB destination. Shipments to international distributors are FOB the warehouse and revenue is therefore recognized on shipment. In both cases the price to the buyer is fixed and the collectability is reasonably assured. Further, the Company has no obligation on these sales for any post installation, set-up or maintenance, these being the responsibility of the buyer. Customer acceptance is considered made at delivery. Milestone’s only obligation after sale is the normal commercial warranty against manufacturing defects if the alleged defective unit is returned within the warranty period
Results of Operations
The consolidated results of operations for the three months ended March 31, 2011 compared to the same three month period in 2010 reflect our focus and development on the Wand/STA Instruments, as well as continuing efforts on identifying collaborative partners for new product development utilizing our CompuFlo technology.

The following table sets forth for the periods presented statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

	Three Months Ended March 31
	2011		2010

Products sales, net	$2,425,988	100%	$2,562,578	100%

Total revenue	2,425,988	100%	2,562,578	100%

Cost of products sold	879,588	36%	900,712	35%

Gross Profit	1,546,400	64%	1,661,866	65%

Selling, general and administrative expenses	1,624,255	67%	1,541,702	60%
Research and development expenses	43,718	2%	88,464	3%

Total operating expenses	1,667,973	69%	1,630,166	63%

(Loss) income from operations	(121,573)	-5%	31,700	1%
Total other (expenses) income	(20,071)	-1%	52,222	2%

Net (loss) income	$(141,644)	-6%	$83,922	3%

Three months ended March 31, 2011 compared to three months ended March 31, 2010
Total revenues for the three months ended March 31, 2011 and 2010 were $2,425,988 and $2,562,578, respectively. The total decrease in product sales of $136,590 or 5.3%, in 2011 over 2010 is primarily the result of decreased international handpiece revenues. Domestic STA instruments sales increased $118,025, in 2011 over 2010. This increase was due to an increased demand at the distributor level in the domestic market. In the domestic market, total handpiece sales increased by $6,065 or, (1%). On the international front, instruments sales increased in the first quarter of 2011 over 2010 by $106,736 or 30.6% principally due to increased market penetration for the Wand/STA Instruments. Internationally, handpieces decreased by $362,043, 36% due to a decrease in STA handpieces sales to China. China handpiece sales in the first quarter of 2010 were $494,208.
Cost of products sold for the three months ended March 31, 2011 and 2010 were $879,588 and $900,712, respectively.
For the three months ended March 31, 2011, Milestone generated a gross profit of $1,546,400, or 64%, as compared to a gross profit of $1,661,866, or 65%, for the three months ended March 31, 2010. The total decrease in gross profit dollars of $115,466 is due to a decrease in international handpiece sales and a small reduction in gross profit percentage.
Selling, general and administrative expenses for the three months ended March 31, 2011 and 2010 were $1,624,255 and $1,541,702, respectively. This relatively flat change of $82,553, or 5.4%, is described in the following sections of this report. Although the Company continues to focus on controlling expenses, there are a few areas that required additional capital investment in the first quarter of 2011. The first quarter of 2011 noted several increases to continue on our planned business model change to the education hygienist program. First, trade show and related expenses (travel, fees and staffing) increased by $74,000 as the Company targeted this venue as a more cost effective method to present our Wand/STA Instrument to a wide array of potential customers. Sales expenses also increased during the first quarter of 2011 principally in travel costs as the Company’s two new sales director focus on opening new markets and expanding our distributor sales. Salaries increased by $45,000 in this quarter over the comparable quarter in the prior year, principally due the increased compensation of the two new sales directors (Domestic and International). Legal fees increased by $30,000 in the aggregate for routine litigation and patent annuities. Other expenses for the quarter decreased by approximately $66,000, as compared to the same period in 2010. The principal areas of decrease were; $12,000 reduction on the reserve for bad debts, as the Company reversed a portion of the bad debt reserve based on payments made by a Chinese distributor in the first quarter of 2011. The international commission decreased by $70,000 as the contractual threshold for commission rate was achieved in January 2011.

Research and development expenses for the three months ended March 31, 2011 and 2010 were $43,718 and $88,464, respectively.
The loss from operation for three months ended March 31, 2011 was $121,573 and the net income from operations for the three months ended March 31, 2010 was $31,700, respectively. The $153,273, or 483.5%, decrease is explained above.
Interest expense of $19,386 and amortization of debt issuance was $699 relating to the conversion of the $1.3 million line of credit into common stock in December 2009 was charged for the three months ended March 31, 2011, compared to $9,343 and $699, respectively, for the same period in 2010.
Other Income includes $61,916 in 2010. This represents the balance of the sale of tax credits for 2009, under the New Jersey Technology Business Tax Certificate Program.
For the reasons explained above, net loss for the three months ended March 31, 2011 was $141,644 as compared to a net income of $83,922 for the three months ended March 31, 2010. The $225,566, or 268.8%, decrease in net profit is primarily a result of a decrease in gross margin dollars of $115,466 offset by an increase in selling, general and administrative expenses of $82,553; a significant reduction in research and development expense of $44,745 and a reduction of $61,916 (2010 sale of tax credit) in other income.

Liquidity and Capital Resources
As of March 31, 2011, the Company had cash and cash equivalents of $155,263 and a negative working capital of $177,786. Milestone had a net loss of $141,644 and a net income of $83,922 for the three months ended March 31, 2011 and 2010, respectively. The significant decrease in working capital of $171,101 in 2011 was caused by a delay in obtaining regulatory approval to sell our instruments and handpieces in China. Based on the initial purchase order from our distributor in China in 2009, the Company ramped up purchasing of parts in anticipation of significant sales in 2010 and future years. As a result of the delay in shipping, the advances to contract manufacturer has increased significantly, (current and long term), in 2011 as compared to 2010. Additionally, the accounts payable due to suppliers has also increased and is classified as current and long term. And finally, the accounts receivable from the China distributor has been classified between current and long term net of a reserve of doubtful accounts of $624,000.
As a result of this delay on shipments to China, the decrease in working capital at March 31, 2011, of $171,101, consists of a net current asset decrease of $30,227. The significant current asset changes are; current accounts receivable increased by $583,974, cash decreased by $471,819, utilized in operations and to pay for parts required for the China production and inventory decreased by $136,239. Current liabilities increased by $140,874.
The Company has also incurred increases in non current advances to contract manufacturer of $514,043 and an increase in non current accounts payable of $269,786 as a result of the delay in shipping instruments and handpieces to our distributor in China. The Company continues to take positive steps to maintain adequate inventory levels and advances to contract manufacturers to maintain available inventory to meet our domestic and international sales requirements. Cash flows from operating activities for the three months ended March 31, 2011 was a negative $482,401 and for the three months ended March 31, 2010 was a positive $248,437.
For the three months ended March 31, 2011, our net cash used in operating activities was $482,401. This was attributable primarily to a net loss of $141,644 adjusted for noncash items of $87,549 principally common stock and options issued for compensation, consulting and vendor services and offset by changes in operating assets and liabilities of $428,306.
For the three months ended March 31, 2011, $14,418 was used in investing activities. This was primarily attributable to $12,164 of legal fees related to new patent application. Capital expenditures of $2,254 were primarily for the leasehold improvement.
For the three months ended March 31, 2011, $25,000 was provided by financing activities. This was primarily attributable to the exercising of stock options.
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
Item 4. Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of March 31, 2011 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter ended March 31, 2011 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
As a smaller reporting company we are not required to provide the information required by this Item.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
In the quarter ended March 31, 2011, Milestone issued total 120,334 shares valued at $43,584 as follows:

	Shares	$
Shares issued for Employee Compensation	7,500	$7,500
Shares issued for services	12,834	11,084
Options exercised	100,000	25,000

	120,334	$43,584
These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and a legend restricting the sale, transfer, or other disposition of these shares other than in compliance with the Act was imprinted on stock certificates evidencing the shares.
ITEM 3. DEFAULT UPON SENIOR SECURTIES
None.
ITEM 4. (Removed and Reserved)
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
Date: May 9, 2011