Form 10-Q
period 2011-06-30
MILESTONE SCIENTIFIC INC.
filed 2011-08-12
CIK 855683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 12, 2011, the Issuer had a total of 15,152,006 shares of Common Stock, $.001 par value outstanding.

FORWARD-LOOKING STATEMENTS
When used in this Quarterly Report on Form 10-Q, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends that may affect Milestone’s future plans of operations, business strategy, results of operations and financial condition. Milestone wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and the actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in Milestone’s reports and registration statements filed with the Securities and Exchange Commission (the “Commission”). Milestone disclaims any intent or obligation to update such forward-looking statements.

MILESTONE SCIENTIFIC INC.
CONDENSED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$98,592	$627,082
Accounts receivable, net of allowance for doubtful accounts of $202,160 in 2011 and 2010	1,685,706	796,221
Inventories	597,588	986,947
Advances to contract manufacturer	728,509	730,491
Prepaid expenses and other current assets	280,331	247,465

Total current assets	3,390,726	3,388,206

Accounts receivable-long term, net of allowance for doubtful accounts of $402,840 as of June 30, 2011 and $438,840 as of December 31, 2010	257,160	361,160
Advances to contract manufacturer, non current	2,646,901	1,713,794
Investment in distributor, at cost	76,319	76,319
Furniture, Fixtures & Equipment net of accumulated depreciation of $435,166 as of June 30, 2011 and $426,482 as of December 31, 2010	62,425	66,936
Patents, net of accumulated amortization of $337,764 as of June 30, 2011 and $294,934 as of December 31, 2010	924,275	944,858
Other assets	24,413	57,750

Total assets	$7,382,219	$6,609,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable — short term	$2,889,635	$2,883,587
Accrued expenses and other payable	1,069,904	511,304

Total current liabilities	3,959,539	3,394,891

Long-term Liabilities:
Accounts payable — long term	868,806	440,376
Notes Payable-net of discount of $6,130 and $8,361 respectively	443,871	441,639

Total long-term liabilities	1,312,677	882,015

Commitments and Contingencies
Stockholders’ Equity
Common stock, par value $.001; authorized 50,000,000 shares; 15,152,006 shares issued 637,013 shares to be issued and 15,118,673 shares outstanding as of June 30, 2011; 14,915,959 shares issued, 637,013 shares to be issued, and 14,882,626 shares outstanding as of December 31, 2010	15,788	15,552
Additional paid-in capital	62,823,404	62,606,043
Accumulated deficit	(59,817,673)	(59,377,962)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)

Total stockholders’ equity	2,110,003	2,332,117

Total liabilities and stockholders’ equity	$7,382,219	$6,609,023

See Notes to Condensed Financial Statements (Unaudited)

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Product sales, net	$2,464,119	3,218,669	$4,890,107	$5,781,247
Cost of products sold	868,074	1,161,847	1,747,663	2,062,558

Gross profit	1,596,045	2,056,822	3,142,444	3,718,689

Selling, general and administrative expenses	1,801,668	1,778,193	3,425,924	3,319,896
Research and development expenses	56,225	79,736	99,943	168,200

Total operating expenses	1,857,893	1,857,929	3,525,867	3,488,096

(Loss) Income from operations	(261,848)	198,893	(383,423)	230,593

Other income (expense)	—	—	—	61,916
Interest expense	(34,691)	(17,946)	(54,077)	(27,288)
Interest-Amortization of debt issuance	(1,532)	(699)	(2,231)	(1,398)
Interest income	5	112	20	459

Net (loss) income applicable to common stockholders	$(298,066)	$180,360	$(439,711)	$264,282

Net (loss) income per share applicable to common stockholders -
Basic	$(0.02)	$0.01	$(0.03)	$0.02

Diluted	$(0.02)	$0.01	$(0.03)	$0.02

Weighted average shares outstanding and to be issued -
Basic	15,046,728	14,795,432	15,005,260	14,778,134

Diluted	15,046,728	15,172,700	15,005,260	15,185,304

See Notes to Condensed Financial Statements (Unaudited)

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance, January 1, 2011	15,552,972	$15,552	$62,606,043	$(59,377,962)	$(911,516)	$2,332,117
Options issued to employees and consultants	—	—	106,513	—	—	106,513
Options exercised	100,000	100	24,900	—	—	25,000
Common stock issued for directors compensation	75,000	75	44,925			45,000
Common stock issued for payment of consulting services to settle accounts payable	42,834	43	26,041	—	—	26,084
Common stock issued for payment of employee compensation	18,214	18	14,982	—	—	15,000
Net Loss	—	—	—	(439,711)	—	(439,711)

Balance, June 30, 2011	15,789,020	$15,788	$62,823,404	$(59,817,673)	$(911,516)	$2,110,003

See Notes to Condensed Financial Statements (Unaudited)

MILESTONE SCIENTIFIC INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(439,711)	$264,282
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	10,776	37,663
Amortization of patents	42,830	41,257
Amortization of debt discount	2,231	1,398
Common stock and options issued for compensation, consulting and vendor services	155,097	249,594
Bad debt expense (decrease) increase	(36,000)	5,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(749,485)	(745,525)
Decrease (Increase) in inventories	389,359	(460,289)
Increase to advances to contract manufacturer	(931,125)	(838,768)
(Increase) Decrease to prepaid expenses and other current assets	4,634	68,667
Decrease in other assets	33,338	34,033
Increase in accounts payable	434,478	1,098,552
Decrease in accrued expenses	558,600	114,605

Net cash used in operating activities	(524,978)	(129,532)

Cash flows from investing activities:
Purchases of property and equipment	(6,265)	(23,269)
Payment for patents rights	(22,247)	(56,739)

Net cash used in investing activities	(28,512)	(80,008)

Cash flows from financing activities:
Proceeds from sale of stock options	25,000	—

Net cash provided by financing activities	25,000	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(528,490)	(209,540)
Cash and cash equivalents at beginning of period	627,082	1,029,129

Cash and cash equivalents at end of period	$98,592	$819,589

Supplemental disclosure of cash flow information:
Interest paid	$23,000	$46,000

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
In the opinion of Milestone, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone’s financial position as of June 30, 2011 and December 31, 2010 and the results of its operations for the three and six months ended June 30, 2011 and 2010.
The results reported for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations which may be expected for a full year.
The Company had negative cash flows from operating activities of $524,978 and $129,532 at June 30, 2011 and June 30, 2010, respectively. At June 30, 2011, the Company had cash and cash equivalents of $98,592 and a negative working capital of $568,813. The Company borrowed $450,000 in 2008 from a shareholder, with a due date of January 2009. This additional borrowing was refinanced at December 31, 2008 and refinanced again on June 29, 2011 with the due date extended to July 2013. The Company is continuing the pursuit of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. The Company may require the need for a higher level of marketing and sales efforts that at present it cannot fund. If the Company is unable to continue positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that capital can be raised on terms and conditions satisfactory to the Company, if at all. If positive cash flow cannot be achieved or if additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect the Company’s operating results.
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
Recent Accounting Pronouncements
In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements of U.S. GAAP and IFRSs.” The guidance provided in this ASU is effective for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have any impact on our financial condition, results of operations or cash flow.
In May 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which requires that all nonowner changes in shareholder’s equity be presented either in single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present the components of other comprehensive income and the total comprehensive income. The guidance provided in the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard is not expected to have any impact on our financial condition, results of operations or cash flow.
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
Since Milestone had net losses for the three and six months ended June 30, 2011 the assumed effects of the exercise of outstanding stock options and warrants were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options and warrants totaled 1,258,503 at June 30, 2011.
NOTE — 3 ACCOUNTS RECEIVABLE — CURRENT AND LONG TERM
The Company sells a significant amount of its product on credit terms to its major distributors. The Company estimates losses from the inability of its customers to make payments on amounts billed. A majority of credit sales are due within sixty days from invoicing. In 2010, the Company shipped a significant order to a major international distributor. At the time of the shipment, regulatory approval to sell the product in the respective country was in process. Obtaining such regulatory approval was not a condition of the purchase order and sale to the distributor. The regulatory approval has been delayed and as such the customer has not paid the full amount of the invoiced shipment. The Company is receiving periodic payments from the international distributor. Based on the periodic payment plan prepared by the international distributor, the Company has recorded a long term net accounts receivable of $257,160 as of June 30, 2011. The current portion of this net accounts receivable is approximately $163,000 The Company reserved $600,000 of the total accounts receivable from this distributor at June 30, 2011.

NOTE — 4 STOCK OPTION PLANS
FASB ASC Topic 505, “Share-Based Payment”, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations over the service period, as an operating expense, based on the grant-date fair values.
A summary of option activity for employees under the plans as of June 30, 2011, and changes during the six months ended, is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price	Life (Years)	Value

Outstanding, January 1, 2011	928,504	$1.07	3.92	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	30,000	0.83	—	—
Outstanding, June 30, 2011	898,504	1.08	3.54	51,600
Exercisable, June 30, 2011	443,397	0.96	2.40	51,214
Milestone recognizes compensation expense on a straight line basis over the requisite service period. During the six months ended June 30, 2011, Milestone recognized $101,794 of total compensation cost. As of June 30, 2011, there was $188,096 of total unrecognized compensation cost related to non-vested options which Milestone expects to recognize over a weighted average period of 1.80 years. A six percent rate of forfeitures is assumed in the calculation of the compensation cost for the period.
Expected volatilities are based on historical volatility of Milestone’s common stock over a period commensurate with anticipated term. Milestone uses historical data to estimate option exercise and employee termination within the valuation model.
A summary of option activity for non-employees under the plans as of June 30, 2011, and changes during the six months ended, is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price	Life (Years)	Value

Outstanding, January 1, 2011	534,999	1.85	1.51	—
Granted	—	—	—	—
Exercised	100,000	0.25	—	—
Forfeited or expired	120,000	1.75	—	—
Outstanding, June 30, 2011	314,999	2.39	1.59	13,300
Exercisable, June 30, 2011	297,776	2.46	1.47	13,300
During the six months ended June 30, 2011, Milestone recognized $18,079 of expenses related to non-employee options that vested during the period. The total unrecognized compensation cost related to non-vested options was $5,936 as of June 30, 2011.

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
The Company held its Annual Meeting of the Stockholders on June 16, 2011. There was an approval of the Company’s 2011 Stock Option Plan for the issuance of up to 2,000,000 common shares.
NOTE — 5 CONCENTRATION OF CREDIT RISK
Milestone’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable, and advances to contract manufacturer. Milestone places its cash and cash equivalents with large financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone to credit risk consist principally of trade accounts receivable, as Milestone does not require collateral or other security to support customer receivables, and advances to contract manufacturer. Milestone entered into a purchase agreement with a vendor to supply Milestone with 5,000 instruments of CompuDent and 12,000 STA Instruments. As part of these agreements, Milestone has advanced approximately $3,375,410 and $2,444,285 to the vendor for purchase of materials at June 30, 2011 and December 31, 2010, respectively. The advance will be credited to Milestone as the goods are delivered. Milestone does not believe that significant credit risk exists with respect to this advance to the contract manufacturer.
Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management has provided a reserve that it believes is sufficient record accounts receivable at net realizable value as of June 30, 2011 and December 31, 2010.
A five percent shareholder of the Company is also a major supplier of handpieces to the Company and additionally, is a member of the joint venture group to produce two medical devices. The Company purchased $834,285 and $1,379,393 from the supplier for the period ended June 30, 2011 and 2010, respectively. The Company owes $943,313 to this supplier as of June 30, 2011.
NOTE — 6 ADVANCES TO CONTRACT MANUFACTURER
The net advances to contract manufacturer represent funding of future STA, CompuDent and Wand Plus inventory purchases. The balance of the net advances as of June 30, 2011 and December 31, 2010 is $3,375,410 and $2,444,285, respectively. The portion of this advance expected to be utilized in the next twelve months is classified as current asset, with the remainder classified as non-current asset. The Company has an outstanding accounts payable of $1,961,460 and $1,520,533 at June 30, 2011 and December 31, 2010, respectively to the contract manufacture specifically related to the advances. The Company is making monthly payments to the contract manufacturer.
NOTE — 7 LINE OF CREDIT AND NOTE PAYABLE
On June 28, 2007 the Company secured a $1 million line of credit from a stockholder. This borrowing was amended to $1,300,000 as of September 30, 2008 under the same terms and conditions as the original. The $1.3 million Line of Credit was converted into shares of Milestone’s common stock in December 2009 at a conversion rate of $1.58 per share. A total of 822,785 shares were issued and the debt liquidated at that date. Interest on the Line of Credit of aggregated $67,163 was accrued as of June 30, 2011. $23,000 of this interest was paid in the six months ended June 30, 2011. The remaining interest will be paid in 2012. The Company borrowed an additional $450,000 from the same shareholder in 2008. The borrowing was originally on short term loan with a maturity date of January 19, 2009. In December 2008, this borrowing was refinanced with the shareholder with a due date of June 30, 2012. The loan was refinanced again on June 29, 2011, without cost to the Company, and the due date was extended to July 2013. The borrowing includes a 12% interest rate, interest compounded quarterly, with interest and principal due at the maturity. Further, the note has warrants exercisable for five years at the price of $0.32 per share for 45,000 shares of stock. The warrants were valued using the Black-Scholes model and are reflected as a discount against the debt. At June 30, 2011, the discount was $6,130.

Interest expense on this Line of Credit for the six months ended June 30, 2011 and 2010 is $54,077 and $27,288, respectively. Accrued interest related to the line of credit was $229,592 and $214,824 at June 30, 2011 and December 31, 2010, respectively. The charge for amortization of Debt Discount related to this Line of Credit is $2,231 and $1,398 for the six months ended June 30, 2011 and June 30, 2010, respectively.
NOTE — 8 STOCK ISSUANCE
During the six months ended June 30, 2011, the Company issued 42,834 shares of common stock valued at $26,084 to two parties owed in connection with consulting expenses. Additionally, 18,214 shares of common stock valued at $15,000 were issued for payment of employee compensation. 100,000 shares were issued upon exercise of stock options for $25,000 ($0.25 per share). The Company issued 75,000 shares (25,000 shares per outside directors), to the members of the Company’s Board of Directors as partial compensation for serving on the Board for the 2011-2012 period. The cost of the compensation was $45,000 or $.60 per share. The expense will be amortized over a six month period.
NOTE — 9 SIGNIFICANT CUSTOMERS
Milestone had net product sales to two customers (distributors) for the six months ended June 30, 2011 of which in the aggregated accounted for approximately 43% and three customers (distributors) which in the aggregate accounted for approximately 78% of revenue for six months ended June 30, 2010. Milestone had sales to one of these major customers (a worldwide distributor of Milestone’s products based in China) of $1,853,468 (32%) for the six months ended June 30, 2010. Accounts receivable from these three customers amounted to $1,135,282 and $533,191 representing 58% and 44% of gross accounts receivable as of June 30, 2011 and December 31, 2010, respectively.
Milestone’s sales by product and by geographical region are as follows:

	Three Months Ended June 30,
	2011	2010
Instruments	$1,153,534	$1,824,364
Handpieces	1,279,643	1,372,480
Other	30,942	21,825

	$2,464,119	$3,218,669

United States	$1,365,685	$1,258,856
Canada	151,383	188,239
Other Foreign	947,051	1,771,574

	$2,464,119	$3,218,669

	Six Months Ended June 30,
	2011	2010
Instruments	$1,964,532	$2,424,252
Handpieces	2,859,967	3,308,783
Other	65,608	48,212

	$4,890,107	$5,781,247

United States	$2,678,252	$2,463,827
Canada	304,508	370,509
Other Foreign	1,907,347	2,946,911

	$4,890,107	$5,781,247

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
In January 2010, the Company issued a purchase order to Tricor Instruments for the purchase of 12,000 Wand/STA Instruments to be delivered over the next three years. The purchase order is for $5,261,640. The Company will be required to make periodic payments over the next eighteen months to purchase the parts necessary to complete this production. As of June 30, 2011, the Company’s production and sales of instruments for this commitment has been delayed. Consequently, advances to contractor and accounts payable has been classified as current and long term at June 30, 2011.
Other Events
In December 2009, Milestone announced that it signed an Agreement of Intent with China National Medicines Corporation, Ltd. and Yichang Humanwell Pharmaceutical Co. Ltd., both incorporated in the People’s Republic of China (PRC), to develop intra-articular and epidural drug delivery instruments utilizing Milestone’s patented CompuFlo technology. Milestone and its two PRC joint venture partners agreed to establish a joint venture entity for this purpose in 2010. The required initial funding for the new entity, estimated by the parties at $1.4 million, was to have been provided by the two PRC companies, although Milestone would determine the proposed uses of their contribution. The Company has notified China National Medicines, LTD and Yichang Humanwell Pharmaceutical Co. Ltd, both signatories to the December 2009, Agreement of Intent, to develop these medical instruments, that the Company has terminated this Agreement of Intent, effective July 13, 2011.
In March 2011, Milestone entered into a new agreement with a PRC entity to establish a joint venture entity in the PRC to develop intra-articular and epidural drug delivery instruments utilizing Milestone’s patented CompuFlo technology. The PRC entity agreed to contribute up to $1.5 million to this joint venture entity, based on progress reports from Milestone and subject to refund if the instruments are not developed because of technological problems within 30 months of the inception date. The initial $500,000 capital contribution was to have been made at inception. The PRC joint venture entity has not been established. Therefore, to move the process forward, Milestone organized a domestic research and development corporation to which its joint venture partner made an initial capital contribution of $400,000, as of June 30, 2011, $105,000 of which was disbursed to Milestone in March 2011 as reimbursement for previously incurred research and development costs expensed by Milestone in prior years. Such amount ($105,000) is included in accrued expenses and other payable at June 30, 2011 until the PRC joint venture entity is established and the required initial funding by the other party is completed. The domestic corporation will be owned fifty percent by Milestone and fifty percent by the other party. Milestone will account for its investment in the joint venture using the equity method of accounting after an agreement is signed by both parties and the required initial funding by the other party is completed. The newly formed corporation has net assets of approximately $258,000 of cash as of June 30, 2011. Milestone believes that this new joint venture represents a significant step forward in Milestone’s efforts to have its innovative computer-controlled drug delivery technology adapted for medical usage.
Subsequent to June 30, 2011, the joint venture partners completed the funding of its first capital financing tranche of $500,000 to the US research and development corporation. Effective, July 14, 2011, the US research and development corporation (Milestone Scientific Research & Development Inc) will proceed with the development of the two medical instruments (intra-articular and epidural drug delivery instruments).

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

As of June 30, 2011, China National Medicine has not received the appropriate registration approval from the regulatory body in China, therefore, shipment of Wand/STA Instruments and handpieces have been suspended pending the approval to sell and distribute these products in China. It is expected that the approval by the appropriate Chinese regulatory body will be received by the end of 2011.
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
Medical Instruments Joint Venture
In July 2011, we entered into a definitive joint venture agreement with Beijing 3H (Heart-Help-Health) Scientific Technology Co., Ltd. (Beijing 3H) for the development, commercialization, manufacture and marketing of epidural and intra-articular injection instruments. Milestone Scientific will have a 50% interest in the joint venture and Beijing 3H together with a number in individuals, including a large shareholder in Milestone who is also the principal of a supplier to Milestone, will also have a 50% interest in joint venture.
The joint venture provided for Milestone’s contribution of an exclusive worldwide royalty-free license to use its patents. Beijing 3H will contribute $1.5 million to the joint venture to develop and design the prototype using Milestone’s CompuFlo® technology and disposables. Milestone will have distribution responsibility in the U.S. and Canada while Beijing 3H will distribute products exclusively in the Peoples Republic of China, Macao, Hong Kong and other regions of Asia.

Segmented Sales Performance
The following table shows a breakdown of our product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Three Months Ended June 30,
	2011		2010
DOMESTIC
Instruments	$652,865	47.8%	$332,392	26.4%
Handpieces	690,346	50.5%	908,626	72.2%
Other	22,474	1.7%	17,838	1.4%

Total Domestic	$1,365,685	100.0%	$1,258,856	100.0%

INTERNATIONAL
Instruments	$500,669	45.6%	$1,491,972	76.1%
Handpieces	589,297	53.6%	463,854	23.7%
Other	8,468	0.8%	3,987	0.2%

Total International	$1,098,434	100.0%	$1,959,813	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$1,365,685	55.4%	$1,258,856	39.1%
International	1,098,434	44.6%	1,959,813	60.9%

Total Product Sales	$2,464,119	100.0%	$3,218,669	100.0%

	Six Months Ended June 30,
	2011		2010
DOMESTIC
Instruments	$1,008,837	37.7%	$583,989	23.7%
Handpieces	1,626,395	60.7%	1,838,610	74.6%
Other	43,020	1.6%	41,228	1.7%

Total Domestic	$2,678,252	100.0%	$2,463,827	100.0%

INTERNATIONAL
Instruments	$955,695	43.2%	$1,840,263	55.5%
Handpieces	1,233,572	55.8%	1,470,173	44.3%
Other	22,588	1.0%	6,984	0.2%

Total International	$2,211,855	100.0%	$3,317,420	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$2,678,252	54.8%	$2,463,827	42.6%
International	2,211,855	45.2%	3,317,420	57.4%

Total Product Sales	$4,890,107	100.0%	$5,781,247	100.0%

Our gross profit margins were 65% and 64% for the three months ended June 30, 2011 and 2010, respectively. However, our revenues and related gross profits have not been sufficient to support our overhead, new product introduction and research and development expenses. Although we anticipate expending funds for research and development in 2011, these amounts will vary based on the operating results for each quarter. We have incurred operating losses since its inception. We are actively pursuing the generation of sustainable positive cash flows from operating activities through increases in revenue, to be derived from a change in the business model in U.S. and Canada. This change in business model incorporates a team of local dental hygienists training and educating the respective dentist in their territories. This business model replaces our prior sale force and third party manufactures rep’s business model.
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
To date, we have been awarded and presently hold 24 U.S. utility and design patents relating to our C-CLAD technologies.
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

Results of Operations
The consolidated results of operations for the three and six months ended June 30, 2011 compared to the same three and six month period in 2010 reflect our focus and development on the Wand/STA Instruments, as well as continuing efforts on identifying collaborative partners for new product development utilizing our CompuFlo technology.
The following table sets forth for the periods presented statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010

Products sales, net	$2,464,119	100%	$3,218,669	100%	$4,890,107	100%	$5,781,247	100%
Cost of products sold	868,074	35%	1,161,847	36%	1,747,663	36%	2,062,558	36%

Gross Profit	1,596,045	65%	2,056,822	64%	3,142,444	64%	3,718,689	64%

Selling, general and administrative expenses	1,801,668	73%	1,778,193	55%	3,425,924	70%	3,319,896	57%
Research and development expenses	56,225	2%	79,736	2%	99,943	2%	168,200	3%

Total operating expenses	1,857,893	75%	1,857,929	57%	3,525,867	72%	3,488,096	60%

(Loss) income from operations	(261,848)	-11%	198,893	6%	(383,423)	-8%	230,593	4%
Other income — interest & expense	(36,218)	-1%	(18,533)	-1%	(56,288)	-1%	33,689	1%

Net (loss) income	$(298,066)	-12%	$180,360	5%	$(439,711)	-9%	$264,282	5%

Three months ended June 30, 2011 compared to three months ended June 30, 2010
Total revenues for the three months ended June 30, 2011 and 2010 were $2,464,119 and $3,218,669, respectively. The decrease in product sales of $754,550 or 23.4% in 2011 over 2010 is primarily due to $1,296,000 of STA instrument sales to a Chinese distributor in the second quarter of 2010 that did not occur in 2011. Domestic STA Single Tooth Anesthesia System® instruments sales increased $279,544 in 2011 over 2010. This notable increase is due to the increase demand at the distributor and the group dental practice level in the domestic market. In the domestic market, handpiece sales decreased by $218,280 or 24%. This decrease is due to a lower demand in the second quarter of this year, primarily as a result of advance buying on the part of the distributors in advance of a price increase taking affect on April 1, 2011. On the international front, total revenue aggregated $1,098,434 in 2011, a 44% decrease over 2010. International STA Single Tooth Anesthesia System® instruments sales decreased in the second quarter of 2011 over 2010 by $1,146,920 or 61%. This decrease is primarily due to the fact that instrument sales in the second quarter of 2010 included $1,296,000 of STA Single Tooth Anesthesia System® instruments sales to a Chinese distributor that did not occur in 2011. International handpiece sales in the second quarter of 2011 over 2010 increased by $125,443 or 27% due to an increase demand for Wand Plus handpieces in the international market. Overall, the international revenue for the three months ended June 30, 2011, exclusive of the Chinese shipment of the STA Single Tooth Anesthesia System® instruments ($1,296,000) in the second quarter of 2010, increased by $149,080 over the same period in 2010. This increase is due to the expansion of our international footprint and demand for our product.
Cost of products sold for the three months ended June 30, 2011 and 2010 were $868,074 and $1,161,847 respectively. The $293,773, or 25%, decrease is attributable to a decrease in sales volume.
For the three months ended June 30, 2011, Milestone generated a gross profit of $1,596,045 or 65% as compared to a gross profit of $2,056,822, or 64%, for the three months ended June 30, 2010. The total decrease in gross profit of $460,777 is due to a decrease in sales volume, while the gross profit margin increase is due to a reduction in the manufacturing costs for the STA instruments in 2011.

Selling, general and administrative expenses for the three months ended June 30, 2011 and 2010 were $1,801,668 and $1,778,193, respectively. The $23,475, or 1.3%, net increase in selling, general and administrative expenses is due to an increase in sales expenses of $35,856 and an increase in salary expense of $315,819 including, a bonus of $300,000 payable to the Chief Executive Officer for closing a financing joint venture arrangement with a Chinese investor group, offset by a reduction in: (i) Marketing Expenses of $63,996 and (ii) other G&A Expenses of $279,154 including, but not limited to, decreases in, International Sales Commission of $43,201 based on decreased international sales, royalty payments of $36,844, international travel expense of $17,144, recruiting expenses of $30,000 (recruiting a Director, International Business in April 2010) and consulting finder’s fee of $64,800. Consulting expenses increased by $15,481.
Research and development expenses for the three months ended June 30, 2011 and 2010 were $56,225 and $79,736, respectively.
The loss from operations for the three months ended June 30, 2011 was $261,848 as compared to an income from operations for the three months ended June 30, 2010 of $198,893. The difference of $460,741 or 232%, decrease in income from operations is explained above.
Interest expense was $19,149 and amortization of debt issuance was $1,532 relating to conversion of the $1.3 million line of credit into common stock in December 2009 was charged for the three months ended June 30, 2011, compared to interest expense and amortization of debt issuance of $1,532 and $699, respectively, for the same period in 2010.
For the reasons explained above, net loss for the three months ended June 30, 2011 was $298,066 as compared to a net income of $180,360 for the three months ended June 30, 2010. The $478,426, or 265%, decrease in net income is primarily a result of the decrease in sales and gross profit and an increase in payroll expenses, and in other selling, general and administrative expenses.
Six months ended June 30, 2011 compared to the six months ended June 30, 2010
Total revenues for the six months ended June 30, 2011 and 2010 were $4,890,107 and $5,781,247, respectively. Total revenues decreased by $891,140, or 15%. This decrease was due to $1,296,000 of STA instrument sales and $494,000 of handpiece sales to a Chinese distributor in 2010 that did not occur in 2011. On a comparative basis, excluding the 2010 sales to the Chinese distributor, total revenues increased by $898,860. International revenue decreased $1,105,563, or 33%, as compared to the 2010 period, as previously noted, as a result of the decrease in revenues from China. Excluding the 2010 sales to the Chinese distributor, the international revenue increased by $684,437, as we continue our expansion in the international market. Domestic product revenue increased $214,424 in 2011, or 9%, the increase is due to the increase in STA Single Tooth Anesthesia System® instruments sales, as management implements a new sales strategy focusing on group dental practices in the U.S. Domestic disposable handpiece sales decreased by $212,216, or 12%. International sales of disposable handpieces decreased by $236,600 or 16%, based on not shipping handpieces to China in 2011. This decrease is not specifically identifiable to any trend. However, we believe that the domestic market focus on independent hygienist to train dentists throughout the USA will assist in the growth in handpiece sales in the future.
Gross profit for the six months ended June 30, 2011 and 2010 was $3,142,444 or 64%, and $3,718,689, or 64%, respectively. Gross profit dollars in the first six months of 2011 decreased by $576,245, 15% due to a decrease in sales volume and gross profit margin in 2011 over 2010. The gross profit margin increase is due to a reduction in the manufacturing costs for the STA Single Tooth Anesthesia System® instruments in 2011.
Selling, general and administrative expenses for the six months ended June 30, 2011 and 2010 were $3,425,924 and $3,319,896, respectively. The increase of $106,028, or 3.2%, is primarily attributable to a decrease in Marketing Expenses of $27,076; increases in Sales Expenses of $70,605, an increase in Salary Expenses of $362,666 offset by decrease in General and Administrative (G&A) Expense of $345,482. Marketing expense decreased is principally due to a reduction in printing costs of $21,105. Sales expenses increased by $70,605, due to an overall increase in business travel domestic and international. Also included in the category are the costs related to our independent third party hygienists. Salary expenses increase by $362,666 due primarily to a bonus to the Chief Executive Officer of $300,000 for finalizing a joint venture agreement with a third party to develop two medical instruments and the increased costs of Directors of International and Domestic Sales. Other General and Administrative expenses decreased by $345,482, due to the decreased international commission of $113,177, royalty expense of $38,656, based on reduced international sales and domestic sales. Additionally, recovery of bad debt expense, $41,000, based on partial collection of previously recorded bad debt reserve for an international accounts receivable. A decrease in employer recruitment cost of $36,603, a reduction in consulting fees of $64,800 and investment council fee of $31,765.

Research and development expenses for the six months ended June 30, 2011 and 2010 were $99,943 and $168,200, respectively. The decrease of $68,257 is due to a reduction in expenditures for the development of new medical devices ($25,477) and foreign language enhancements for our STA Single Tooth Anesthesia System® instruments ($43,185), made in 2010, not recurring in 2011.
The loss from operation for six months ended June 30, 2011 was $383,422 and the net income from operations for the six months ended June 30, 2010 was $230,593, respectively. The $614,015, or 266.3%, decrease is explained above.
Other Income includes $61,916 in 2010. This represents the balance of the sale of tax credits under the New Jersey Technology Tax Certificate Program. This did not occur in 2011.
Interest expense of $54,077 and amortization of debt issuance was $2,231 relating to the conversion of the $1.3 million line of credit into common stock in December 2009 was charged for the six months ended June 30, 2011, compared to $27,288 and $1,398, respectively, for the same period in 2010.
Interest income of $20 was earned for the six months ended June 30, 2011 compared to $460 for the same period in 2010.
For the reasons explained above, net loss for the six months ended June 30, 2011 was $439,711 as compared to a net income of $264,282 for the six months ended June 30, 2010. The $703,993, or 266.4%, decrease in net profit is primarily a result of a decrease in gross margin dollars of $576,244 offset by an increase in selling, general and administrative expenses of $106,027; a reduction in research and development expense of $68,257 and a reduction of $61,916 (2010 sale of tax credit) in other income.
Working capital as of June 30, 2011 is a negative $568,813, as explained in the following liquidity and capital resources section.
Liquidity and Capital Resources
As of June 30, 2011 we had cash and cash equivalents of $98,592 and a working capital of $568,813, a decrease in working capital from December 31, 2010 of $562,128. Milestone incurred a net loss of $439,711 and generated a net income of $264,282 for the six months ended June 30, 2011 and 2010, respectively. There was a negative cash flow from operating activities of $524,978 and $129,532 for the six months ended June 30, 2011 and June 30, 2010, respectively. The significant decrease in working capital of $562,128 in 2011 was caused by a delay in obtaining regulatory approval to sell our instruments and handpieces in China. Based on the initial purchase order from our distributor in China in 2009, we ramped up purchasing of parts in anticipation of significant sales in 2010 and future years. As a result of the delay in shipping, the advances to contract manufacturer has increased significantly, (current and long term), in 2011 as compared to 2010. Additionally, the accounts payable due to suppliers has also increased and is classified as current and long term. And finally, the accounts receivable from the China distributor has been classified between current and long term net of a reserve of doubtful accounts of $600,000.
As a result of this delay on shipments to China, the decrease in working capital at June 30, 2011, of $562,128 consists of a net current asset increase of $2,520 and an increase in current liabilities $564,648. The current asset changes are; current accounts receivable increased by $889,485, cash decreased by $528,490, which was utilized in operations and to pay for parts required for the China production and inventory decreased by 389,359. These increases are anticipated to continue in order to deliver the instruments on time and complete per the purchase order. On a related basis, current liabilities increased by $564,648 of which $868,806 relates to the advance to contract manufactures and the purchases of handpieces for the China purchase order. Both the advance and payable to contract manufacturer are expected to continue to exist until the 12,000 instrument order is delivered to the distributor.

We have also incurred increases in non current advances to contract manufacturer of $933,107 and an increase in non current accounts payable of $428,430 as a result of the delay in shipping instruments and handpieces to our distributor in China. We continue to take positive steps to maintain adequate inventory levels and advances to contract manufacturers to maintain available inventory to meet our domestic and international sales requirements. Cash flows from operating activities for the six months ended June 30, 2011 and 2010 was a negative $524,978 and $129,532, respectively.
For the six months ended June 30, 2011, our net cash used in operating activities was $524,978. This was attributable primarily to a net loss of $439,711, adjusted for noncash items of $174,934, principally common stock and options issued for compensation, consulting and vendor services and changes in operating assets and liabilities of $260,201. The changes in operating assets and liabilities are due to building up of inventory and the increase in advances for the expected sales growth in the third and fourth quarter of 2011.
For the six months ended June 30, 2011, Milestone used $28,512 in investing activities. This was attributable to $22,247 of legal fees related to new patent application. Capital expenditures of $6,265 were primarily for the leasehold improvement in the Livingston, New Jersey office.
For the six months ended June 30, 2011, $25,000 was provided by financing activities. This was attributable to the exercising of stock options.
As of June 30, 2011 and December 31, 2010, Milestone had recorded on the Balance Sheet a long term note payable of $450,000 from a stockholder. This note was amended on June 29, 2011, to include an extended due date of July 2013, at no cost to us.
We have incurred operating losses and negative cash flows from operating activities since inception, except for 2009. We are actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of June 30, 2011, we believe that we have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months. However, if we require a need for a higher level of marketing and sales effort, or if we are unable to continue generating positive cash flows from its operating activities we will need to raise additional capital. There is no assurance that we will be able to continue to achieve positive operating cash flows or that additional capital can be raised on the terms and conditions satisfactory to us if at all. If additional capital is required and it cannot be raised, then we would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost savings measures, any of which might negatively affect our operating results.
Our recurring losses and negative operating cash flows raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of June 30, 2011 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter ended June 30, 2011 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1A.	RISK FACTORS
As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
In the quarter ended June 30, 2011, Milestone issued total 236,048 shares valued at $111,084 as follows:

	Shares	$
Shares issued for director’s fee	75,000	$45,000
Shares issued for employee compensation	18,214	15,000
Shares issued for services	42,834	26,084
Options exercised	100,000	25,000

	236,048	$111,084
These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and a legend restricting the sale, transfer, or other disposition of these shares other than in compliance with the Act was imprinted on stock certificates evidencing the shares.

ITEM 3.	DEFAULT UPON SENIOR SECURTIES
None.

ITEM 4.	[Removed and Reserved]
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following exhibits are filed herewith:

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILESTONE SCIENTIFIC INC.
/s/ Leonard Osser
Leonard Osser
Chief Executive Officer

/s/ Joseph D’Agostino
Joseph D’Agostino
Chief Financial Officer
Date: August 12, 2011