Form 10-K
period 2011-12-31
MILESTONE SCIENTIFIC INC.
filed 2012-03-13
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒

As of June 30, 2011, the last business day of the Company’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non – affiliates of the issuer was $7,045,755. This amount is based on the closing price of $0.78 per share of the Company’s common stock as of such date, as reported on the OTCQB.

As of March 13, 2012 the registrant has a total of 15,693,678 shares of Common Stock, $0.001 par value outstanding.

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

PART I

Item 1. Description of Business

All references in this report to “Milestone,” “us,” “the Company”, or “Milestone Scientific” refer to Milestone Scientific Inc. unless the context otherwise indicates. Milestone has rights to the following trademarks: CompuDent®, CompuMed®, CompuFlo®, The Wand®, The Wand Plus®, The SafetyWand®, Cool Blue Wand®, Cool Blue Tooth Whitening Instrument™, Dynamic Pressure Sensing Technology®, STA Single Tooth Anesthesia™, (STA Instrument, instruments and handpieces), Ionic White® (light emitting diode), and Ionic White™ (whitening toothpaste). Milestone was incorporated in the State of Delaware in 1989.

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

Central to Milestone’s intellectual property platform and current product development strategy is its patented CompuFlo® technology for the precise delivery of medicaments. The CompuFlo pressure/force Computer-Controlled Local Anesthetic Delivery (C-CLAD) technology is an advanced, patented and FDA-approved medical technology for the painless and accurate delivery of drugs, anesthetics and other medicaments into all tissue types, as well as for the aspiration of bodily fluids or previously injected substances. Its regulation and control of flow rate continues to provide the CompuDent and CompuMed benefits of painless injections, while its Dynamic Pressure Sensing® capability provides visual and audible in-tissue pressure feedback, identifying tissue types to the healthcare provider. This pressure feedback extends the benefit of painlessness from anesthetics with known viscosities to a wide range of liquid drugs and other medicaments with varying viscosities and flow rates. Dynamic Pressure Sensing also allows the healthcare provider to know when certain types of tissues have been penetrated and permits the healthcare provider to inject medicaments precisely at the desired location. Thus, pressure feedback can prevent the suffusion of tissue outside the intended target area, a vitally important characteristic in the injection of chemotherapeutics and other toxic substances.

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

The CompuFlo technology also consists of a disposable injection handpiece that provides for precise tactile control during the injection, an electromechanical (computer-controlled) fluid delivery instrument and the ability to record data from the injection event. As confirmed by numerous noted medical and dental experts within academia and the clinical practice arenas, CompuFlo has the potential to greatly increase the safety and efficacy of many drug delivery procedures that currently rely upon the over 150-year-old hypodermic syringe technology and the tactile senses and delivery expertise of the administrator.

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

After receiving FDA 510(k) Pre-market Notification acceptance for the marketing and sale of the STA Instrument, Milestone introduced the instrument to market in February 2007 at the Chicago Dental Society’s 143rd Midwinter Meeting. The patented STA Instrument incorporates the "pressure feedback" elements of Milestone's patented CompuFlo technology, thereby allowing dentists to administer injections accurately and painlessly into the periodontal ligament space, effectively anesthetizing a single tooth. This injection is of significant value in that it allows the dentist to profoundly anesthetize the tooth within one or two minutes, versus up to 15-18 minutes for a block injection to take effect. Utilizing the STA Instrument single tooth injection, the patient will suffer neither pain nor collateral anesthesia in the cheek, lips or tongue at any time. The STA Instrument is capable of performing all of the injections that can be done with a conventional dental syringe, including the palatal-anterior superior alveolar, anterior middle superior alveolar and inferior alveolar nerve block. The STA Instrument achieves these injections predictably and reliably.

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

As of March 13, 2012, China National Medicine has not received the appropriate registration approval from the regulatory body in China, therefore, shipment of STA instruments and handpieces have been suspended pending the approval to sell and distribute these products in China. It is expected that the approval by the appropriate Chinese regulatory body will be received in 2012.

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

CompuFlo® Advanced Injection Technology – Core Technology

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

CompuFlo’s pressure sensing technology provides an objective tool that consistently and accurately identifies the epidural space by detecting the difference in pressure between the ligamentum flavum and the extraligamentary tissue. In studies utilizing the CompuFlo technology the epidural space has been correctly identified 100 % of the time. Knowing the precise location of a needle during an epidural injection procedure provides a measure of safety not presently available to doctors using conventional syringes, who identify the epidural space by relying on the subjective perception of loss of resistance to saline.

In the absence of curative procedures, arthritis patients are obliged to endure multiple painful injections for a lifetime. Often these injections are not efficacious, because the doctor using a syringe failed to locate the intra-articular space or did not inject the appropriate volume of hyaluronic acid or other medicament into that space. The CompuFlo technology has been successful in administering viscous hyaluronic acid and other medicaments into the intra-articular space in both small and large joints using its computer-controlled pressure sensing capabilities in an independent animal study.

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

On December 3, 2009, Milestone announced that it signed an Agreement of Intent with China National Medicines Corporation, Ltd. and Yichang Humanwell Pharmaceutical Co. Ltd., both incorporated in the People’s Republic of China (PRC), to develop orthopedic and epidural drug delivery instruments utilizing CompuFlo. This agreement of intent was terminated, effective July 13, 2011.

In July 2011, we entered into a definitive joint venture agreement with Beijing 3H (Heart-Help-Health) Scientific Technology Co., Ltd. (Beijing 3H) for the development, commercialization, manufacture and marketing of epidural and intra-articular injection instruments. Milestone Scientific has a 50% interest in the joint venture and Beijing 3H, whose shareholders are a number of individuals, including a large shareholder in Milestone who is also the principal of a supplier to Milestone, Bejing 3H also has a 50% interest in joint venture.

The joint venture provided for Milestone’s contribution of an exclusive worldwide royalty-free license to use its patents. Beijing 3H will contribute $1.5 million to the joint venture to design and develop two commercial instruments using Milestone’s CompuFlo® technology and disposables. Milestone will have distribution responsibility in the U.S., Canada and the rest of the world, while Beijing 3H will distribute products exclusively in the People’s Republic of China, Macao, Hong Kong and other regions of Asia.

Product Platform

Milestone has developed and brought to market a highly differentiated portfolio of industry innovations. Thus far, the Company’s proprietary solutions have succeeded in elevating the standard of care in the professional dental arena. The product portfolio includes:

STA Single Tooth Anesthesia Instrument™ (STA Instrument)

The STA Single Tooth Anesthesia Instrument™ (STA Instrument) is a patented, computer-controlled local anesthesia delivery instrument that incorporates the “pressure feedback” elements of Milestone’s patented CompuFlo technology, thereby allowing dentists to administer injections accurately into the periodontal ligament space, effectively anesthetizing a single tooth. While the periodontal ligament injection has been available for some time, there has been no effective technology that allows dentists to easily perform the procedure painlessly, safely and predictably until now. With this unique procedure dentists can easily and predictably anesthetize a single tooth root in one minute and a multiple root tooth in two minutes, as compared to a general blocking injection and waiting up to 18 minutes (or longer if the blocking injection needs to be re-administered) before proceeding to perform a procedure on the target tooth. A device which allows dentists to effectively anesthetize a single tooth will greatly enhance the productivity of dental practices and, when combined with the painless injection capabilities already present in the CompuDent instrument, such a device provides a compelling value in the marketplace. The STA Instrument will generate recurring revenues from per-patient disposable handpieces.

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

Medical Instrument for Joint Venture

In July 2011, we entered into a definitive joint venture agreement with Beijing 3H (Heart-Help-Health) Scientific Technology Co., Ltd. (Beijing 3H) for the development, commercialization, manufacture and marketing of epidural and intra-articular injection instruments. Milestone Scientific has a 50% interest in the joint venture and Beijing 3H together with a number of individuals, including a large shareholder in Milestone who is also the principal of a supplier to Milestone, Bejing 3J also has a 50% interest in joint venture.

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

Patents and Intellectual Property

Milestone holds the following U.S. utility and design patents:

	September 30,	September 30,
	U.S. PATENT NUMBER	DATE OF ISSUE
Computer Controlled Drug Delivery Systems
Dental Anesthetic and Delivery Injection Unit	6,022,337	2/8/2000
Design for a Dental Anesthetic Delivery System Holder	D422,361	4/4/2000
Design for a Dental Anesthetic Delivery System Housing	D423,665	4/25/2000
Design for a Dental Anesthetic Delivery System Handle	D427,314	6/27/2000
Cartridge Holder for Injection Device	6,132,414	10/17/2000
Dental Anesthetic Delivery Injection Unit	6,152,734	11/28/2000
Microprocessor-controlled Fluid Dispensing Apparatus	6,159,161	12/12/2000
Pressure/Force Computer Controlled Drug Delivery System	6,200,289	3/13/2001
Dental Anesthetic and Delivery Injection Unit with Automated Rate Control	6,652,482	11/25/2003
Pressure/Force Computer Controlled Drug Delivery System with Exit Pressure	6,786,885	9/14/2004
Pressure/Force Computer Controlled Drug Delivery System with Automated Charging	6,887,216	5/3/2005
Drug Delivery System with Profiles	6,945,954	9/20/2005
Cartridge Holder for Anesthetic and Delivery Injection Device	D558,340	12/25/2007
Design for Drive Unit for Anesthetic	D566,265	4/8/2008
Design for Drive Unit for Anesthetic	D579,540	10/28/2008
Drug Infusion Device with Tissue Identification Using Pressure Sensing	7,449,008	11/11/2008
Computer Controlled Drug Delivery Systems with Pressure Sensing	7,618,409	11/17/2009
Hand Piece for Fluid Administration	7,625,354	12/1/2009
Self-Administration Injection System	7,740,612	6/22/2010
Computer controlled drug delivery system with dynamic pressure sensing	7,896,833	3/1/2011
Engineered Sharps Injury Protection Devices
Handpiece for Injection Device with a Retractable and Rotating Needle	6,428,517	8/6/2002
Safety IV Catheter Device	6,726,658	4/27/2004
Safety IV Catheter Infusion Device	6,905,482	6/14/2005
Handpiece for Injection Device with a Retractable and Rotating Needle	6,966,899	11/22/2005

During the 2011 and 2010 fiscal years, Milestone expensed $140,053 and $270,494, respectively, on research and development activities. The higher costs incurred in 2010 were primarily associated with the continued development of the Single Tooth Anesthetic (STA) delivery instrument and continuing efforts on developing medical products utilizing the CompuFlo technology.

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

If a manufacturer or distributor can establish that a proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required pre-market approval, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) Pre-market Notification. The 510(k) Pre-market Notification and the claim of substantial equivalence may have to be supported by various types of data and materials, including test results indicating that the device is as safe and effective for its intended use as a legally marketed predicate device. Following submission of the 510(k) Pre-market Notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. By regulation, the FDA has no specific time limit by which it must respond to a 510(k) Pre-market Notification. At this time, the FDA typically responds to the submission of a 510(k) Pre-market Notification within 180 days. The FDA response may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the U.S. However, the FDA may determine that the proposed device is not substantially equivalent or may require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay market introduction of products and could have a material adverse effect on us. If a device that has obtained 510(k) Pre-market Notification clearance is changed or modified in design, components, method of manufacture, or intended use, such that the safety or effectiveness of the device could be significantly affected, separate 510(k) Pre-market Notification clearance must be obtained before the modified device can be marketed in the U.S. If a manufacturer or distributor cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor will have to seek pre-market approval of the proposed device, a more difficult procedure requiring extensive data, including pre-clinical and human clinical trial data, as well as extensive literature to prove the safety and efficacy of the device.

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

Employees

On December 31, 2011, Milestone had a total of 16 employees, consisting of two executive officers, a director of International and Professional Relations, a director of engineering, a domestic sales manager, an international sales manager, five sales representatives (field and internal), two customer service representatives, a staff accountant, a bookkeeper and an administrative manager. Milestone also has a full time consultant who serves as a Director of Clinical Affairs.

Item 1A. CERTAIN RISK FACTORS THAT MAY AFFECT GROWTH AND PROFITABILITY

The following factors may affect the growth and profitability of Milestone and should be considered by any prospective purchaser or current holder of Milestone’s securities:

Milestone has no history of profitable operations. Continuing losses could exhaust capital resources and force us to discontinue operations.

For the years ended December 31, 2011 and 2010, revenues were approximately $8.4 million and $9.7 million, respectively. In addition, Milestone has had losses for each year since the commencement of operations, including net losses of approximately $1,482,000 and $615,000 for 2011 and 2010, respectively. At December 31, 2011, Milestone had an accumulated deficit of approximately $60.9 million. At December 31, 2011, the Company had cash and cash equivalents $96,324 and a negative working capital of $1,310,935. The working capital decrease is due to the Company’s ramp up of purchasing of parts in anticipation of significant sales to our distributor in China. Such sales have been delayed. The significant working capital decrease of $1,304,250 in 2011 as compared to 2010 is due to the delay in obtaining regulatory approval to sell our instruments and handpieces in China.

Obtaining such regulatory approval was not a condition of the purchase order and sale with the distributor in China. As a result of this delay, the advance to the contract manufacturer has been allocated between current and long term. Additionally, the accounts payable due to suppliers has recognized as short term in 2011 and has been allocated between long term and short term in 2010. And finally, the accounts receivable for the China distributor has been allocated between current and long term, with a reserve of $516,000 provided against the accounts receivable. The Company is actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses.

As of December 31, 2011, the Company believes that it does not have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. If the Company requires a need for a higher level of marketing and sales effort, or if the Company is unable to generate positive cash flows from its operating activities, it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that additional capital can be raised on the terms and conditions satisfactory to the Company, if at all. If additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost savings measures, any of which might negatively affect the Company’s operating results.

The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.

Milestone cannot become successful unless it gains greater market acceptance for its products and technology.

As with any new technology, there is substantial risk that the marketplace will not accept the potential benefits of this technology or be unwilling to pay for any cost differential with the existing technologies. Market acceptance of CompuDent, STA Instrument, the SafetyWand, CompuMed and CompuFlo depends, in large part, upon the ability to educate potential customers of the product’s distinctive characteristics and benefits and will require substantial marketing efforts and expense. More than 35,000 instruments of the STA Instrument and its predecessors have been sold worldwide since 1998. Since being introduced to market in February 2007, more than 8,000 instruments of the STA Instrument have been sold. Milestone cannot assure that its current or proposed products will be accepted by practitioners or that any of the current or proposed products will be able to compete effectively against current and alternative products.

The Company’s limited distribution channels must be expanded in order to become successful.

Future revenues depend on the Company’s ability to market and distribute its computer-controlled injection products successfully. In the U.S., Milestone hired in July 2010 a Domestic Sales Director to spur our growth trend in the USA and Canada. The US and Canadian market rely on several independent dental distributors, and a team of clinical product specialists comprised of independent dental hygienists who help to educate, train and sell our products to dental practitioners and group dental practices in key U.S. markets. Abroad, Milestone lacked appropriate distribution in many markets. In April 2010, the Company hired an International Sales Director to improve sales effort outside the USA. To be successful, the Company will need to engage additional distributors, provide for their proper training and ensure adequate customer support. In the spring of 2009, the Company signed an Exclusive Distribution and Marketing Agreement with China National Medicines Corporation, dba Sinopharm, which is China’s largest domestic manufacturer, distributor and marketer of pharmaceuticals and importer of medical devices and the country’s largest domestic distributor of dental anesthetic carpules to the Chinese dental industry. Prior to the end of 2009, China National Medicines issued Milestone a blanket purchase order for 12,000 STA units and related handpieces to be delivered over 36 months, thereby marking the Company’s initial penetration into China’s emerging dental market. Milestone cannot assure that it will be able to hire and retain an adequate sales force or engage suitable distributors, or that the sales force or distributors will be able to successfully market and sell the products.

As of March 13, 2012, China National Medicine has not received the appropriate registration approval from the regulatory body in China, therefore, shipment of STA instruments and handpieces have been suspended pending the approval to sell and distribute these products in China. It is expected that the approval by the appropriate Chinese regulatory body will be received in 2012.

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

Milestone’s principal shareholders, Leonard Osser and K. Tucker Andersen, beneficially own 32.6% of the issued and outstanding shares of common stock. As a result, they have the ability to exercise substantial control over the Company’s affairs and corporate actions requiring shareholder approval, including electing directors, selling all or substantially all of the assets, merging with another entity or amending its certificate of incorporation. This de facto control could delay, deter or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for the Company’s securities.

Future sales or the potential for sale of a substantial number of shares of Milestone’s common stock could cause the trading price of common stock and warrants to decline and could impair the Company’s ability to raise capital through subsequent equity offerings.

Sales of a substantial number of shares of Milestone’s common stock in the public markets, or the perception that these sales may occur, could cause the market price of the stock to decline and could materially impair its ability to raise capital through the sale of additional equity securities. At December 31, 2011, Milestone had outstanding options and warrants to purchase 1,599,281 shares of common stock at prices ranging from $0.32 to $2.69 per share with a weighted average exercise price of $1.13. Holders of these warrants and options are given the opportunity to profit from a rise in the market price of the common stock and are likely to exercise their securities at a time when the Company would be able to obtain additional equity capital on more favorable terms. Thus, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected, since the holders of outstanding options and warrants can be expected to exercise them at a time when Milestone would, in all likelihood, be able to obtain any needed capital on terms more favorable than the exercise terms provided by such outstanding securities. The market price of the common shares has been volatile and may continue to fluctuate significantly because of various factors, some of which are beyond the Company’s control.

Implementation of procedures to comply with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be so costly that compliance could have an adverse effect on the Company.

The Management of the Company has assessed the effectiveness of internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company complied with Sarbanes-Oxley requirements to include in the annual report a management report on the effectiveness of the internal control over financial reporting. In 2005, Milestone hired an outside consultant to assist with the development and implementation of the necessary internal controls and reporting procedures. In 2011 and 2010, the Company utilized the outside consultant on a quarterly basis to review compliance with the internal controls over financial reporting. This expense amounted to $13,533 and $15,200 in 2011 and 2010, respectively and the cost is expected to continue in 2012.

Item 1B. Unresolved Staff Comments

None

Item 2. Description of Property

The headquarters for the Company is located at 220 South Orange Avenue, Livingston, New Jersey which consists of approximately 6,300 square feet of office space. The Company leases its headquarters at a monthly cost of $6,942, which it believes to be competitive and the lease term expires on June 30, 2014. The leased office space is in good condition. Additionally, since November 2010 Milestone leased a corporate apartment in Maplewood, New Jersey on a month-to-month basis which it terminated in December 2011. A third party distribution and logistics center in Pennsylvania handles shipping and order fulfillment on a month-to-month basis.

Milestone does not own or intend to invest in any real property. Milestone currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

At the present time, the Company is not involved in any significant litigation.

Item 4. Mine Safety Disclosure

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Milestone’s Common Stock trades on the OTC Bulletin Board (“OTCBB”) and, beginning in February 2011, on the OTC Market on the OTCQB market tier under the symbol “MLSS”. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Common Stock

The following table sets forth the high and low sales prices of the Common Stock

	September 30,	September 30,
	HIGH	LOW
2011
First Quarter	$1.05	$0.62
Second Quarter *	$0.80	$0.41
Third Quarter	$0.78	$0.30
Fourth Quarter	$0.70	$0.25
2010
First Quarter	$1.85	$1.45
Second Quarter	$1.70	$1.12
Third Quarter	$1.25	$0.95
Fourth Quarter	$1.12	$0.80

*	On February 19, 2011, Milestone’s Common Stock began trading on the OTCQB.

Holders

According to the records of the transfer agent, there were approximately 91 and 71 shareholders of record of the common stock as of December 31, 2011 and 2010, respectively. However, the Company believes that there are approximately 2,000 beneficial owners of the Company’s common stock at December 31, 2011 and 2010, respectively.

Dividends

The holders of the Common Stock are entitled to receive such dividends as may be declared by Milestone’s Board of Directors. Milestone has not paid and does not expect to declare or pay any dividends in the foreseeable future.

For information regarding securities authorized under the equity compensation plan, see Item 12.

Sales of Unregistered Securities

See NOTE J – STOCKHOLDERS’ EQUITY, to the financial statements for the issuance of unregistered securities.

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

STA Instrument Growth

Since its market introduction in early 2007, the STA Instrument and a prior computerized controlled local anesthesia delivery product, have been used to deliver over 48 million of safe, effective and comfortable injections. The instrument has also been favorably evaluated in numerous peer-reviewed, published clinical studies and associated articles. Moreover, there appears to be a growing consensus among users that the STA Instrument is proving to be a valuable and beneficial instrument that is positively impacting the practice of dentistry worldwide. The utility and value of the STA Instrument is perhaps best summarized by Dr. Joe Blaes, who wrote in the December 2008 edition of Dental Economics, “I tried the STA Instrument and my patients absolutely love it. This is a no brainer — go get one ASAP!”

Global Distribution Network

North America Market

The STA Instrument and related hand pieces are marketed to the dental industry in the United States and Canada by many of the nation’s leading dental supply companies, including Henry Schein, Inc., Patterson Dental Supply, Atlanta Dental, Benco Dental, Burkhart Dental, Darby Dental Supply, Dental Health Products, Goetze Dental, Iowa Dental, Nashville Dental and Newark Dental. In Canada, our independent distributors include Dental 2000, Mediclub, and Specialty Dental.

In the third quarter of 2010, the Company added a Domestic Sales Director to refocus our attention on the USA and Canadian markets. The mission of the Domestic Sales Director is to grow our business through marketing our STA Instrument to Dental Group Practices, as well as individual dental practitioners. Through direct marketing to the Dental Group Practices and utilizing a group of independent hygienists, the instrument and handpiece sales should increase substantially in the future. The Company signed on its first Group Dental Practice in January 2011, Towncare Dental.

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

As of March 13, 2012, China National Medicine has not received the appropriate registration approval from the regulatory body in China, therefore, shipment of STA instruments and handpieces have been suspended pending the approval to sell and distribute these products in China. It is expected that the approval by the appropriate Chinese regulatory body will be received in 2012.

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

In July 2011, we entered into a definitive joint venture agreement with Beijing 3H (Heart-Help-Health) Scientific Technology Co., Ltd. (Beijing 3H) for the development, commercialization, manufacture and marketing of epidural and intra-articular injection medical instruments. Milestone Scientific has a 50% interest in the joint venture and Beijing 3H, whose shareholders are a number of individuals, including a large shareholder in Milestone who is also the principal of a supplier to Milestone, Bejing 3H also has a 50% interest in joint venture.

The joint venture provided for Milestone’s contribution of an exclusive worldwide royalty-free license to use its patents. Beijing 3H will contribute $1.5 million to the joint venture to design and develop two commercial instrument and related disposables using Milestone’s CompuFlo® technology and disposables. Milestone will have distribution responsibility in the U.S. and Canada while Beijing 3H will distribute products exclusively in the People’s Republic of China, Macao, Hong Kong and other regions of Asia. As of December 31, 2011, Bejing 3H has contributed $670,000 to the Joint Venture and the development project has been initiated.

The following table shows a breakdown of Milestone’s product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011		2010
DOMESTIC
Instruments	$1,321,967	28.4%	$1,236,517	27.3%
Handpieces	3,272,113	70.2%	3,216,000	71.0%
Other	64,247	1.4%	76,903	1.7%

Total Domestic	$4,658,327	100.0%	$4,529,420	100.0%

INTERNATIONAL
Instruments	$1,501,702	40%	$2,453,939	47.0%
Handpieces	2,185,083	59%	2,746,965	52.6%
Other	32,982	1%	19,644	0.4%

Total International	$3,719,767	100.0%	$5,220,548	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$4,658,327	55.6%	$4,529,420	46.5%
International	3,719,767	44.4%	5,220,548	53.5%

Total Product Sales	$8,378,094	100.0%	$9,749,968	100.0%

The Company earned gross profits of 64% and 64% in the years ended December 31, 2011 and 2010, respectively. However, the revenues and related gross profits have not been sufficient to support overhead, new product introduction and research and development expenses. Although the Company anticipates expending funds for research and development in 2012, these amounts will vary based on the operating results for each quarter. The Company has incurred operating losses and negative cash flows from operating activities since its inception, except for 2009. The Company, at December 31, 2011, believes that it does not have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. The Company is actively pursuing the generation of positive cash flows from operating activities through increase in revenue, assessment of current contracts and current negotiations. There is no assurance that the Company will be able to achieve positive operating cash flows or that additional capital raised on terms and conditions satisfactory to the Company, if at all. If additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing for existing dental products or adopt other cost saving measures, any of which might negatively affect the Company’s operating results.

In 2012, the Company plans to further support increased sales and marketing activity through trade show appearances, utilization of independent hygienists’ making sales calls and training individual practitioners and group practices domestically, refined and directed advertising to dental professionals, and support and broaden our global distribution network.

In January 2011, the Company signed an agreement with its first group dental practice Towncare Dental Partnership for deployment of our STA Instrument. The STA Instrument will replace the syringe in this practice. This practice has agreed to expand development of the STA instrument into its remaining offices in 2012 beginning with eight offices in Broward County.

Current Product Platform

See Item 1. Description of Business

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

Accounts Receivable

The realization of Accounts Receivable current and long-term will have a significant impact on the Company. The criteria used by management to evaluate the adequacy of the allowance for doubtful accounts included, among others, credit worthiness of the customer, current trends, prior payment performance, the age of the receivables and the Company’s overall historical experience.

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

Investment in Medical Joint Venture

The Company has entered into a Medical Joint Venture with a third party for the development and commercialization of two medical products. The Company owns fifty percent of the joint venture and has recorded its investment on the equity basis of accounting. The Company’s proportionate share of expenses incurred by the Joint Venture is charged to the Statement of Operations and adjusted against the Investment in Medical Joint Venture.

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

Revenue Recognition

Revenue from product sales is recognized net of discounts and allowances to domestic distributors on the date of shipment for essentially all shipments, since the shipment terms are FOB warehouse. The Company will recognize revenue on date of arrival of the goods at the customer’s location where shipments are FOB destination. Shipments to international distributors are FOB the warehouse and revenue is therefore recognized on shipment. In both cases the price to the buyer is fixed and the collectability is reasonably assured. Further, the Company has no obligation on these sales for any post installation, set-up or maintenance, these being the responsibility of the buyer. Milestone’s only obligation after sale is the normal commercial warranty against manufacturing defects if the alleged defective unit is returned within the warranty period.

Results of Operations

The following table sets forth for the consolidated results of operations for the year ended December 31, 2011 compared to 2010 as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results:

	September 30,	September 30,	September 30,	September 30,
	Years Ended
	December 31, 2011		December 31, 2010

Total revenue	$8,378,094	100%	$9,749,968	100%
Cost of products sold	3,016,642	36%	3,531,452	36%

Gross Profit	5,361,452	64%	6,218,516	64%

Selling, general and administrative expenses	6,445,001	77%	6,648,859	68%
Research and development expenses	140,053	2%	270,494	3%

Operating expenses	6,585,054	79%	6,919,353	71%

Loss from operations	(1,223,602)	-15%	(700,837)	-7%
Total other (expense) income	(258,498)	-3%	86,329	1%

Net loss	$(1,482,100)	-18%	$(614,508)	-6%

Year ended December 31, 2011 compared to year ended December 31, 2010

Total revenues for the twelve months ended December 31, 2011 and 2010 were $8,378,094 and $9,749,968, respectively. The total decrease in product sales of $1,371,874, or 14%, is a direct result of our shipment of STA Instruments and handpieces to a Chinese distributor in June 2010. Excluding the shipment in 2010 to the Chinese distributor, comparatively, the total sales volume increased by $468,802 in 2011 over 2010. The increase in sales volume of domestic instruments by $85,450, or 7% in 2011 over 2010, was directly related to management’s implementation of a new sales and training strategy focused on concentrated geographical sales efforts and support (deploying independent hygienists) for all customers. In the domestic market, the STA handpiece sales increased by $208,024 or 35% as compared to 2010. CompuDent handpiece sales decreased by $151,911 or 6%. The CompuDent handpiece sales decrease in the domestic market is not specifically attributable to any marketing or sales deemphasizing of the product category. Rather it may be attributable to our customers migrating to our STA instrument. On the international scene, instrument sales decreased in 2011 over 2010 by $952,237, or 39%, primarily due to a significant reduction in sales to our Chinese distributor. STA instrument sales in 2010, to China, represented $1,290,000 of the international sales. This revenue did not occur in 2011, as the Chinese distributor is still in the process of registering the STA instruments with the regulatory authorities in China. Comparatively, on an international basis, 2011 revenues increased against 2010 revenues for STA instrument sales excluding China STA instruments sales in 2010, ($1,290,000) by $396,700. The decrease in handpiece sales internationally was $561,882 or 20% due to a decrease in sales of STA handpieces of $485,103 ($557,568 for handpiece sales to China in 2010) and a decrease in sales of CompuDent handpieces $76,779.

Cost of products sold for the years ended December 31, 2011 and 2010 were $3,016,642 and $3,531,452, respectively. The $514,810 decrease in product cost is due to a decrease in revenue volume.

For the year ended December 31, 2011, Milestone’s gross profit percentage remained the same as compared to the prior year ended December 31, 2010, however, gross profit dollars decreased as a result of reduced revenues. Milestone generated a gross profit of $5,361,452, or 64% in 2011 as compared to a gross profit of $6,218,516, or 64% in 2010. The total dollar decrease in gross profit was $857,064 in 2011 over 2010.

Selling, general and administrative expenses for the years ended December 31, 2011 and 2010 were $6,445,001 and $6,648,859, respectively. The $203,858, or 3.1%, net decrease was focused on several expense categories. In 2011, Sales expense increased by $87,451. This increase is primarily due to increased travel and tradeshow attendance. Marketing expense decreased by $138,925. This decrease was primarily in the areas of printing cost of $33,931, media placement $23,247, marketing key opinion leaders of $69,939; marketing consulting of $31,682 and brochure and production design of $50,720 and offset by promotions at trade shows (national and regional) of $72,390. Payroll expenses increased by $776,615, due to a full year compensation cost for two marketing directors (total $138,242), a reversal of a 2009 Achievement Bonus for the Chief Executive Officer of approximately $300,000 and a reversal in stock based compensation of approximately $198,000 in 2010. This bonus ($300,000) was awarded in 2011 to the Chief Executive Officer upon completion of the Medical Joint Venture Agreement. Legal and patent expenses increased by $36,849 in the aggregate due to reduced general litigation expenses and offset by increased customary patent annuity payments throughout the world. Other General and administrative expenses decreased by $965,848 due to decrease in payment of an international commission of $203,391, decreased royalties of $53,003 as a result of a decreased sales volume, an international travel expense increase of $4,720, directly related to our current and future sales growth, decrease in the success fees for domestic and international business of $44,670 offset by an increase in business consulting of $22,102. Bad debt expense decreased by $726,678, in 2011 compared to 2010. This decrease is the result of a $636,000 charge in 2010 related to a Chinese distributor accounts receivable. This charge did not occur in 2011 and, in fact, a portion of the reserve was reduced based on collection of a portion of the accounts receivable. In addition, the Company realized expense increases in the areas of professional accounting and audit fees of $31,095 and reduced insurance costs of $15,523.

Research and development expenses for the years ended December 31, 2011 and 2010 were $140,053 and $270,494, respectively. The decrease of $130,441 is due principally to application of $104,968 from the Medical Joint Venture for reimbursement of expenses previously incurred by the Company.

The loss from operations for the years ended December 31, 2011 and 2010 was $1,223,602 and $700,837, respectively. The $522,765, or increase in loss from operations, is mainly attributable to our decreased revenue in 2011.

For the year ended December 31, 2011 we had total other expense of $258,498 compared to total other income of $86,329 for the same prior year period, a decrease of $344,827. The decrease is attributable to the decrease of $183,673 of other income we had in 2010 from the sale of tax credits under the New Jersey Technology Business Tax Certificate Program; respective increases of $36,703 and $2,500 in interest expense related to the line of credit and long term note (see Note I to the financial statements included elsewhere in this annual report) and amortization of debt discount; and a loss on earnings of $121,399 from Medical Joint Venture due to the development cost of medical instruments incurred by the Medical Joint Venture.

For the reasons explained above, net loss for the year ended December 31, 2011 was $1,482,100 as compared to a net loss of $614,508 for the year ended December 31, 2010. The $867,592, or 141%, increase in net loss is primarily a result of a significant decrease in gross profit ($857,064), offset partially by a decrease in Selling, General and Administrative and Research and Development expenses of $334,298. There was a reduction in other income of $183,673, NJ Technology Tax Corporative program and increase to Loss on Earnings for Joint Venture in 2011 of $121,399, both of which had the effect of increasing the loss by $305,072.

Liquidity and Capital Resources

As of December 31, 2011, the Company had cash and cash equivalents of $96,324 and a negative working capital of $1,310,935. The decrease in working capital of $1,304,250 in 2011 was caused by a delay in obtaining regulatory approval to sell our instruments and handpieces in China. Based on the initial purchase order from our distributor in China in 2009, the Company ramped up purchasing of parts in anticipation of significant sales in 2010 and future years. As a result of the delay in shipping, the advances to contract manufacturer has increased significantly, (current and long term), in 2011 as compared to 2010. Additionally, the accounts payable due to suppliers has also increased and is classified as a current liability in 2011 and allocated as current and long term in 2010. And finally, the accounts receivable from the China distributor has been classified between current and long term net of a reserve of doubtful accounts in the aggregate of $516,000.

The Company entered a Medical Joint Venture agreement with a third party in 2011, for the development and commercialization of two medical instruments. The Company did not invest any funds into this Medical Joint Venture. See Note F to the Financial Statements.

As a result of this delay on shipments to China, current accounts receivable increased by $358,238, inventories decreased by $196,453 and current advances to contract manufacturer increased by $222,067. Also, cash decreased by $530,758, utilized in operations and to pay for parts required for the China production and for operations. Current liabilities increased by $1,214,059, principally due to an increase in current accounts payable for the purchase of materials to produce instruments and handpieces.

The Company has also incurred increases in noncurrent advances to contract manufacturer of $740,154 and a decrease in noncurrent accounts payable of $440,376 as a result of the delay in shipping instruments and handpieces to our distributor in China. The Company continues to take positive steps to maintain adequate inventory levels and advances to contract manufacturers to maintain available inventory to meet our domestic and international sales requirements. Milestone incurred net losses of $1,482,100 and $614,508 for the years ended 2011 and 2010, respectively. Cash flows from operating activities for the year ended December 31, 2011 was a negative $570,730 and for the year ended December 31, 2010 was a negative $293,777.

For the year ended December 31, 2011, net cash used in operating activities was $570,730. This was attributable primarily to a net loss of $1,482,100 adjusted for noncash items of $1,010,521 and changes in operating assets and liabilities of $99,150. The decrease in noncash items in 2011 as compared to 2010 is principally due to the increase in shares issued for compensation of $670,156 in 2011.

For the years ended December 31, 2011 and 2010, Milestone used $39,028 and $108,270, respectively, in investing activities, primarily attributable to legal fees related to payment for patent rights.

The Company borrowed $450,000 from a shareholder in 2008. In December 2008 and again in June 2011, the Company refinanced the $450,000 note, extending the due date to July 31, 2013. The $450,000 Note is classified as a Long Term Note Payable on the Balance Sheet at December 31, 2011. See Note I – Line of Credit to the Financial Statements.

The Company has incurred operating losses and negative cash flows from operating activities since its inception, except for 2009. The Company did not achieve positive cash flow in 2011. The Company is actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of December 31, 2011, the Company believes that it does not have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. However, if the Company requires a higher level of marketing and sales effort, or if the Company is unable to continue generating positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to continue to achieve positive operating cash flows or that additional capital can be raised on the terms and conditions satisfactory to the Company if at all. If additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost savings measures, any of which might negatively affect the Company’s operating results.

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

Contractual Obligations

The impact of the contractual obligations at December 31, 2011, expected on the liquidity and cash flows in future periods, is as follows:

	September 30,	September 30,	September 30,	September 30,
	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years
Long-term debt obligations	$450,000	$—	$450,000	$—
Operating lease obligations	208,786	83,828	124,958	—
Purchase obligations (1)	4,940,410	1,570,768	3,369,642	—

Total	$5,599,196	$1,654,597	$3,944,600	$—

(1)	Purchase obligations include agreements for the purchase of instruments and handpieces. The agreements are referred as purchase orders.

Recent Accounting Pronouncements

See “Note B—Summary of Significant Accounting Policies” to the financial statements for explanation of recent accounting pronouncements impacting the Company.

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2011 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Milestone management assessed the effectiveness of its instrument of internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment and the criteria set forth by COSO, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter ended December 31, 2011 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The current executive officers and directors of Milestone and their respective ages as of March 13, 2012 are as follows:

	September 30,	September 30,	September 30,
NAME	AGE	POSITION	DIRECTOR SINCE
Leslie Bernhard (2)	68	Chairman of the Board and Director	2003
Leonard A. Osser	64	Chief Executive Officer and Director	1991
Joseph D’Agostino	60	Chief Financial Officer and Chief Operating Officer
Pablo Felipe Serna Cardenas (1)	36	Director	2006
Leonard M. Schiller(1)(2)	70	Director	1997

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

Key Personnel

The following are the names of individuals who are not executive officers of Milestone but are deemed key personnel of Milestone, their respective ages and positions as of March 30, 2011:

	September 30,	September 30,
NAME	AGE	POSITION
Eugene Casagrande, D.D.S.	68	Director of Professional Relations
Mark Hochman, D.D.S.	54	Director of Clinical Affairs

Leslie Bernhard, Chairman of the Board

In October 2009, Leslie Bernhard assumed the position of Chairman of the Board, filing a position left vacant by Mr. Osser who assumed the position of Chief Executive Officer. Leslie Bernhard has served as an Independent Director of Milestone since May 2003 and was named Chairman of the Board in September of 2009. She co-founded AdStar, Inc. and since 1986 has served as its President, Chief Executive Officer and Executive Director. AdStar is an application service provider for the newspaper classified advertising industry. She serves on the Board of Directors of Universal Power Group (AMEX:UPG) of Dallas, Texas and has done so since 2006. Ms. Bernhard’s professional experience and background with AdStar and with us, as one of our directors since 2003, have given her the expertise needed to serve as Chairman of the Board.

Leonard Osser, Chief Executive Officer

Mr. Osser has been Milestone’s Chief Executive Officer and a director since September 2009. Prior to that, he served as the Company’s Chairman from 1991 until September of 2009, and during that time, from 1991 until 2007, was also Chief Executive Officer of the Company. In September 2009, he resigned as Chairman of the Company, but remained a director, and assumed the position of Chief Executive Officer. From 1980 until the consummation of Milestone’s public offering in November 1995, Mr. Osser was primarily engaged as the principal owner and Chief Executive Officer of U.S. Asian Consulting Group, Inc., a New Jersey-based provider of consulting services specializing in distressed or turnaround situations in both the public and private markets. Mr. Osser’s knowledge of our business and background with us since 1980 provides the Board with valuable leadership skills and insight into our business.

Joseph D’Agostino, Chief Financial Officer

Joining Milestone in January 2008 as Acting CFO, Joseph D’Agostino brings to Milestone a wealth of finance and accounting experience earned over 25 years serving both publicly and privately held companies. Following a nine month performance assessment by the Board of Directors, Mr. D’Agostino was officially named Milestone’s Chief Financial Officer in October 2008. Mr. D’Agostino was giving the additional position of Chief Operating Officer in September 2011. A results-oriented and decisive leader, he has specific proven expertise in treasury and cash management, strategic planning, information technology, internal controls, Sarbanes-

Oxley compliance, operations and financial and tax accounting. Immediately prior to joining Milestone, Mr. D’Agostino served as Senior Vice President and Treasurer of Summit Global Logistics, a publicly traded, full service international freight forwarder and customs broker with operations in the United States and China. Previous executive posts also included Executive Vice President and CFO of Haynes Security, Inc., a leading electronic and manned security solutions company serving government agencies and commercial enterprises; Executive Vice President of Finance and Administration for Casio, Inc., the U.S. subsidiary of Casio Computer Co., Ltd., a leading manufacturer of consumer electronics with subsidiaries throughout the world; and Manager of Accounting and Auditing for Main Hurdman’s National Office in New York City (merged into KPMG). Mr. D’Agostino is a Certified Public Accountant and holds memberships in the American Institute of CPA’s, New Jersey Society of CPA’s, Financial Executive Institute, Consumer Electronics Industry Association and Homeland Security Industry Association. He is a graduate of William Paterson University where he earned a Bachelor of Arts degree in Science.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and person who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnish to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and director were complied with during the fiscal year ended December 31, 2011 except that each of Leonard Osser and Joseph D’Agostino did not timely file one Form 4.

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

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2011 and 2010 by (i) Milestone’s CEO and (ii) the most highly compensated executive officers, other than the CEO who were serving as executive officers at the end of the 2011 fiscal year and whose salary as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”).

SUMMARY OF COMPENSATION TABLE

	September 30,	September 30,	September 30,		September 30,		September 30,	September 30,
NAME AND PRINCIPAL POSITION	YEAR	Salary	Bonuses		Other Compensation		Option Awards (2)	Total
Leonard A. Osser
Chief Executive Officer	2011	$300,000	$400,000	(1)	$75,708	(1)	$—	$775,708
	2010	$300,000	$100,000	(1)	$50,880	(1)	$—	$450,880

Joseph D’Agostino	2011	$171,600	$100,000	(3)	$27,442	(3)	$100,000	$399,042
Chief Financial Officer	2010	$171,600	$50,000	(3)	$9,000		$168,000	$398,600

(1)

Payment of $350,000 of the bonuses have been deferred and will be paid in common stock upon the termination of his employment with the Company in accordance with the terms of his employment agreement. Other compensation represents payments made for personal use of corporate apartment, health insurance coverage and car allowance.

(2)

The amounts in this column reflect the fair value of the options at date of grant. For details used in the assumption calculating the fair value of the option reward, see Note B to the Financial Statements for the year ended December 31, 2011 and 2010, which is located on pages F-7 through F-11 of the Annual Report on Form 10-K. Compensation cost is generally recognized over the vesting period of the award. See the table below entitled “Outstanding Equity Awards at December 31, 2011.

(3)

Payment of the bonuses have been deferred and will be paid in common stock upon the termination of his employment with the Company in accordance with the terms of his employment agreement. Other compensation represents payments made for health insurance coverage and car allowance.

Employment Contracts

In March 2009, the Mr. Osser assumed the position of Milestone’s Acting Chief Executive Officer. In September 2009, he stepped down as Chairman to fill the position of Chief Executive Officer and entered into a new employment agreement with the Company effective September 1, 2009. This new agreement suspends the previous agreement scheduled to terminate on December 31, 2012. The new agreement is for five years ending on August 31, 2014. The contract shall be extended for successive one-year periods, unless prior to August 1 of any year, either party notifies the other that he or it chooses not to extend the New Employment Term. As part of this agreement, Mr. Osser relinquished the title and position of Chairman. Under the new agreement, the Chief Executive Officer will receive a base compensation of $300,000 per year. In addition, the CEO, may earn annual bonuses up to an aggregate of $400,000, payable one half in cash and one half in common stock, contingent upon achieving targets set for each year by the Compensation Committee of the Board of Directors of the Company.

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

In accordance with the employment contract 1,025,735 shares of common stock are to be paid out at the end of the contract in settlement of $1,058,333 at December 31, 2011 and 571,190 shares of common stock to be paid out at the end of the contract in settlement of $758,333 at December 31, 2010 of accrued deferred compensation and, accordingly, such shares have been classified in stockholders’ equity with the common shares classified as to be issued.

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

Outstanding Equity Awards at December 31, 2011

The following table includes certain information with respect to the value of all unexercised options previously awarded to the Named Executive Officers.

	2011 Options Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#) (2)	Number of Shares or Units of Stock that have not vested (#) (3)
Leonard Osser	—	—	—	—	1,025,736	$369,265

Joseph D’Agostino	91,667	186,111	$0.36	12/31/2016	333,943	$120,219
	33,333	66,667	$1.00	12/20/2015
	55,555	44,445	$1.00	12/20/2015
	27,777	22,223	$1.15	12/17/2014
	24,613	7,033	$1.58	12/17/2014
	33,300	16,700	$1.15	9/1/2014
	60,000	—	$0.40	3/31/2014

Total	326,245	343,179

(1)	Represents stock option grants at fair market value on the date of grant.

(2)	Issuance of the shares of common stock has been deferred until the termination of his employment with the Company in accordance with the terms of his employment agreement.

(3)	Based on the closing price per share of $0.36 as reported on the OTCQB on December 31, 2011.

Compensation of Directors

Milestone issued company shares as compensation to its independent directors in 2011 as stated below in the compensation table. On June 16, 2011 Milestone approved annual compensation to its directors in the amount of $30,000, one half payable in common stock shares and one half in cash. On June 16, 2011, $15,000 of common shares were issued to each independent director.

The following table provides compensation information for the year ended December 31, 2011 for each of the independent directors. Directors are reimbursed for the costs relating to attending board and committee meetings.

Director Compensation

	September 30,	September 30,	September 30,
	2011	Fees Earned or
Name	Stock Awards (1)	Paid in Cash ($)	Total ($)
Leonard M. Schiller	$15,000	$15,000	$30,000
Leslie Bernhard	$15,000	$15,000	$30,000
Pablo Felipe Serna Cardenas	$15,000	$15,000	$30,000

(1)	Represents the aggregate grant-date fair value of the awards computed in accordance with the FASB ASC Topic 718. 15,000 Shares, valued at $0.60 per share on June 16, 2011, were issued to each director

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 13, 2012, regarding stock ownership of all persons known by Milestone to own beneficially more than 5% of Milestone’s outstanding common stock, Named Executives, all directors, and all directors and officers of Milestone as a group:

	September 30,		September 30,
	March 13, 2012
Names of Benefical Owner (1)	Shares of Common Stock Beneficially Owned (2)		Percentage of Ownership
Executive Officers and Directors
Leonard Osser	2,562,483	(3)	16.30%
Joseph D’Agostino	660,188	(4)	4.20%
Leonard Schiller	114,766	(5)	*
Pablo Felipe Serna Cardenas	101,558	(6)	*
Leslie Bernhard	76,538	(7)	*
All directors & executive officers as group (5 persons)	3,515,533	(8)	22.40%
K. Tucker Andersen	2,556,230		16.30%
Tom Cheng	752,852		4.78%

*	Less than 1%

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

(2)

A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 13, 2012, as applicable, upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on the number of all shares, including those underlying options exercisable within 60 days from the filing of this report held by the named individual, divided by 15,693,678 outstanding shares on March 13, 2012, plus those shares underlying options exercisable within 60 days from the filing of this report held by the named individual or the group.

(3)	Includes 1,378,413 shares held by Mr. Osser or family, 1,092,403 Shares to Be Issued at the termination of his employment agreement, and 91,667 shares subject to options at $0.75 shares.

(4)

Includes 304,712 Shares to Be Issued at the termination of employment. Also 29,231 shares held by Mr. D’Agostino at March 13, 2012. Additionally, this includes 326,245 shares subject to options as follows: 60,000 shares at $0.40; 61,077 shares at $1.15; 24,613 shares at $1.58;, 88,888 shares at $1.00; and 91,667 shares at $0.36.

(5)	Includes 65,000 stock options as follows: 25,000 shares at $0.55 issued in June 2009; 20,000 shares at $1.68 and 20,000 shares at $0.74.

(6)	Includes 65,000 stock options as follows: 25,000 shares at $0.55 issued in June 2009, 20,000 shares at $1.68 and 20,000 shares at $0.74.

(7)	Includes 65,000 stock options as follows: 20,000 shares at $1.68; 20,000 shares at $0.74; and 25,000 shares at $0.55.

(8)	Includes 612,912 shares of Common Stock underlying outstanding options.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes the (i) options granted under the Milestone 2004 Stock Option Plan, (ii) options and warrants granted outside the Milestone 2004 Stock Option Plan, as of December 31, 2011, and (iii) options granted under the Milestone 2011 Stock Option Plan. The shares covered by outstanding options and warrants are subject to adjustment for changes in capitalization, stock splits, stock dividends and similar events. No other equity compensation has been issued.

	September 30,	September 30,	September 30,
	Number of Securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plan

Equity compensation plan approved by stockholders
Grants under our 2004 Stock Option Plan (1)	109,000	$2.77	641,000
Grants under our 2011 Stock Option Plan (3)	377,778	$0.33	1,622,222
Equity compensation plan not approved by stockholders (2)			Not applicable
Aggregate individual option and warrants grants	1,112,503	$1.24
Total	1,599,281	$1.13

(1)

In July 2004 the Board of Directors approved the adoption of the 2004 Stock Option Plan. The 2004 Stock Option Plan provides for the grant of options to purchase up to 500,000 shares of Milestone’s common stock. Options may be granted to employees, officers, directors and consultants of Milestone for the purchase of common stock of Milestone at a price not less than the fair market value of the common stock on the date of the grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant. No options were exercised in 2011.

In March 2008, the Board of Directors authorized an additional 250,000 options to this Plan.

(2)

The aggregate individual option grants outside the Stock Option Plans referred to in the table above include options issued as payment for services rendered to us by outside consultants and providers of certain services. The aggregate individual warrant grants referred to in the table above include warrants granted to investors in Milestone as part of private placements and credit line arrangements. 100,000 options were exercised at $ 0.24 per share in 2011.

(3)

In June 2011, the Stockholders approved the adoption of the 2011 Stock Option Plan. The 2011 Stock Option Plan provides for the grant of options to purchase 2,000,000 shares of Milestone’s Common Stock. Options may be granted to employees, directors and consultants of Milestone for the purchase of Common Stock of Milestone at a price not less than the fair market value of the Common Stock on the date of grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant. No options were exercised in 2011.

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

As of December 31, 2011 there are no shares remaining under this plan.

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

At December 31, 2011 and 2010 there was $11,316, respectively, available to be issued under this plan.

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

The Company borrowed an additional $450,000 from the same stockholder in 2008. The borrowing was originally on short term loan with a maturity date of January 19, 2009. In December 2008 and again on June 30, 2011, this borrowing was refinanced with the shareholder with a due date of July 31, 2013. The borrowing includes a twelve percent interest rate, interest compound quarterly, with interest and principle due at the maturity. Further, the note provides for the issuance of warrants to the stockholder that is exercisable for five years at the price of $0.32 per share for 45,000 shares of stock. The warrants were valued using the Black-Scholes model and are reflected as a discount against the debt. The Company did not have any other related party transactions pursuant to Item 404 of Regulation S-K of the Exchange Act. Milestone has adopted a policy that, in the future, the Audit Committee must review all transactions with any officer, director or 5% stockholder. The amount outstanding to the stockholder was $450,000 for both years ending December 31, 2011 and 2010. Interest expense accrued on this debt was $77,722 and $61,398 for the years ended December 31, 2011 and 2010, respectively.

Tom Cheng, a shareholder, is also a supplier of handpieces to the Company. Mr. Cheng is also a shareholder in 3H Bejing, a 50 percent owner in the Medical Joint Venture.

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

In determining director independence, the Board considered the stock awards to the Independent Directors for the year ended December 31, 2011, disclosed in “Item 11 – Executive Compensation – Director Compensation” above, and determined that such awards were compensation for services rendered to the Board and therefore did not impact their ability to continue to serve as Independent Directors.

Item 14.	Principal Accounting Fees and Services

Audit Fees

Milestone incurred audit and financial statement review fees totaling $132,033 and $110,738, respectively from Holtz Rubenstein Reminick LLP, the principal accountant for 2011 and 2010.

Audit Related Fees

There were no audit related fees to the principal accountant Holtz Rubenstein Reminick LLP in 2011 and 2010.

Tax Fees

There were no fees for services related to tax compliance, tax advice and tax planning billed by the principal accountant in 2011 and 2010.

All Other Fees

There were no other fees billed during 2011 and 2010 by Milestone’s principal accountants.

Audit Committee Administration of the Engagement

The engagement with Holtz Rubenstein Reminick LLP, the principal accountants, was approved in advance by the Board of Directors and the Audit Committee. No non-audit or non-audit related services were approved by the Audit Committee in 2011.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1.	Financial Statements. The following financial statements and the reports of Milestone’s independent auditor thereon, are filed herewith.

•	Report of Independent Registered Public Accounting Firm (Holtz Rubenstein LLP -2011 and 2010)

•	Balance Sheets at December 31, 2011 and 2010

•	Statements of Operations for the years ended December 31, 2011 and 2010

•	Statements of Changes in Stockholder’s Equity for the years ended December 31, 2011 and 2010

•	Statements of Cash Flows for the years ended December 31, 2011 and 2010

•	Notes to Financial Statements

2.	Financial Statement Schedule

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

Exhibit NO.	Description

3.1	Certificate of Incorporation of Milestone (1)
3.2	Certificate of Amendment filed July 13, 1995 (2)
3.3	Certificate of Amendment filed December 6, 1996 (3)
3.4	Certificate of Amendment filed December 17, 1997 (4
3.5	Certificate of Amendment filed July 23, 2003 (5)
3.6	Certificate of Amendment filed January 8, 2004. (5)
3.7	Certificate of Designation filed January 15, 2004 (5)
3.8	By-laws of Milestone (1)
4.1	Speciman stock certificate (2)
4.3	Form of warrant agreement, including form of warrant (6)
10.1	Lease dated November, 25, 1996 between Livingston Corporate Park Associates, L.L.C. and Milestone (3)
10.2	Agreement with DaVinci Instruments, dated July 30, 2003 (5)
10.3	Agreement with Strider, dated September 3, 2003 (5)
10.4	Agreement with Len Osser and K. Tucker Andersen, dated October 9, 2003 (5)
10.5	Agreement with Morse, Zelnick, Rose & Lander, dated December 22, 2003 (5)
10.6**	Employment Agreement with Leonard Osser, dated December 20, 2003 (5)
10.7	Agreement with United Instruments, dated October 20, 2004 (7)
10.8	Agreement with Mark Hochman, dated January 1, 2005 (7)
10.9	Lease amendment dated April 28, 2004 between Livingston Corporate Park Associates, L.L.C. And Milestone (7)
10.10	Agreement with DaVinci regarding exclusive license over patented products, dated June 1, 2004 (8)
10.11**	Employment Agreement with Leonard Osser, dated September 1, 2009 (9))
10.12	Loan agreement of $1 million from K. Tucker Andersen, dated June 29, 2007 (10)
10.13	Amendment to the loan agreement of $1.3 million from K. Tucker Andersen, dated April 18, 2008 (10)
10.14	Promissory note in the principal amount of $450,000 held by K. Tucker Andersen, dated December 24, 2008 (10)
10.15*	Amendment to the $450,000 promissory note held by K. Tucker Andersen, dated June 30, 2011 (10)
10.16*	2004 Stock Option Plan (11)
10.17*	2005 Stock Option Plan (12)
14	Code of Ethics (6)
23.1	Consent of Holtz Rubenstein Reminick LLP*
31.1	Rule 13a-14(a) Certification-Chief Executive Officer*
31.2	Rule 13a-14(a) Certification-Chief Financial Officer*
32.1	Section 1350 Certifications-Chief Executive Officer*
32.2	Section 1350 Certifications-Chief Financial Officer*
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Indicates management contract or compensatory plan or arrangement

***

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

(6) Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 2003.

(7) Incorporated by reference to Milestone’s Registration Statement on Form S-2 No. 333-110367, Amendment No. 5.

(8) Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 2004.

(9) Incorporated by reference to Milestone’s Form 10-K for the year ended December 31, 2009.

(10) Incorporated by reference to Milestone’s Form 10-K for the year ended December 31, 2010.

(11) Filed as Appendix C to the Company’s Proxy Statement filed with the SEC on June 28, 2004 and incorporated herein by reference.

(12) Filed as Appendix A to the Company’s Proxy Statement filed with the SEC on May 2, 2011 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Milestone Scientific Inc.

By:	/s/ Leonard Osser
Chief Executive Officer
(Principal Executive Officer)

Date: March 13, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Leonard Osser Leonard Osser	March 13, 2012	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Joseph D’Agostino Joseph D’Agostino	March 13, 2012	Chief Financial Officer (Principal Financial Officer)

/s/ Leonard Schiller Leonard Schiller	March 13, 2012	Director

/s/ Leslie Bernard Leslie Bernhard	March 13, 2012	Chairman and Director

/s/ Pablo Felipe Serna Cardenas Pablo Felipe Serna Cardenas	March 13, 2012	Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Milestone Scientific Inc.

We have audited the accompanying balance sheets of Milestone Scientific Inc. as of December 31, 2011 and 2010 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milestone Scientific Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Holtz Rubenstein Reminick LLP

New York, New York

March 13, 2012

MILESTONE SCIENTIFIC INC.

BALANCE SHEETS

December 31, 2011 and 2010

	September 30,	September 30,
	December 31, 2011	December 31, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$96,324	$627,082
Accounts receivable, net of allowance for doubtful accounts of $182,880 in 2011 and $202,160 in 2010	1,154,459	796,221
Inventories	790,494	986,947
Advances to contract manufacturer	952,558	730,491
Prepaid expenses and other current assets	304,180	247,465

Total current assets	3,298,015	3,388,206
Accounts receivable-long term, net of allowance for doubtful accounts of $372,000 in 2011 and $438,840 in 2010	261,256	361,160
Advances to contract manufacturer	2,453,948	1,713,794
Investment in distributor, at cost	76,319	76,319
Investment in Medical Joint Venture	124,179	—
Furniture, Fixtures & Equipment net of accumulated depreciation of $446,484 as of December 31, 2011 and $426,482 as of December 31, 2010	52,309	66,936
Patents, net of accumulated amortization of $344,238 as of December 31, 2011 and $294,934 as of December 31, 2010	698,357	944,858
Other assets	27,819	57,750

Total assets	$6,992,202	$6,609,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable—short term	$3,931,531	$2,883,587
Accrued expenses and other payable	677,419	511,304

Total current liabilities	4,608,950	3,394,891

Long-term Liabilities:
Accounts payable—long term	—	440,376
Notes payable-net of discount of $3,065 and $8,361, respectively	446,935	441,639

Total long-term liabilities	446,935	882,015

Commitments and Contingencies

Stockholders’ Equity
Common stock, par value $.001; authorized 50,000,000 shares; 15,556,878 shares issued 1,501,457 shares to be issued and 15,523,545 shares outstanding as of December 31, 2011; 14,915,959 shares issued, 637,013 shares to be issued, and 14,882,626 shares outstanding as of December 31, 2010	17,058	15,552
Additional paid-in capital	63,690,837	62,606,043
Accumulated deficit	(60,860,062)	(59,377,962)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)

Total stockholders’ equity	1,936,317	2,332,117

Total liabilities and stockholders’ equity	$6,992,202	$6,609,023

See Notes to Financial Statements

MILESTONE SCIENTIFIC INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2011 AND 2010

	September 30,	September 30,
	2011	2010
Product sales, net	$8,378,094	$9,749,968
Cost of products sold	3,016,642	3,531,452

Gross profit	5,361,452	6,218,516

Selling, general and administrative expenses	6,445,001	6,648,859
Research and development expenses	140,053	270,494

	6,585,054	6,919,353

Loss from operations	(1,223,602)	(700,837)
Other income (expense)
Other income	—	183,673
Interest income	35	587
Interest expense	(131,838)	(95,135)
Amortized debt issuance	(5,296)	(2,796)
Loss on Earnings from Medical Joint Venture	(121,399)	—

Total other (expense) income	(258,498)	86,329

Net loss	$(1,482,100)	$(614,508)

Net loss applicable to common stockholders	$(1,482,100)	$(614,508)

Loss per share applicable to common stockholders—basic and diluted	$(0.10)	$(0.04)

Weighted average shares outstanding and to be issued—basic and diluted	15,174,893	14,824,802

See Notes to Financial Statements

MILESTONE SCIENTIFIC INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011 AND 2010

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance, December 31, 2009	15,473,794	$15,472	$62,300,619	$(58,763,454)	$(911,516)	$2,641,121

Options issued to employees and consultants	—	—	239,817			239,817
Common stock issued for director’s compensation	34,614	35	44,965			45,000
Common stock issued for payment of consulting services to settle accounts payable	76,661	77	103,923			104,000
Common stock issued for payment of employee compensation	23,388	23	33,331			33,354
Common stock to be issued for settlement of bonus compensation	50,000	50	49,950			50,000
Reversal of common stock to be issued for settlement of bonus compensation	(105,485)	(105)	(166,562)			(166,667)
Net loss				(614,508)		(614,508)

Balance, December 31, 2010	15,552,972	15,552	62,606,043	(59,377,962)	(911,516)	2,332,117

Options issued to consultants	—	—	255,899	—	—	255,899
Options exercised	100,000	100	24,900	—	—	25,000
Common stock to be issued to employee for bonuses	748,990	749	419,251			420,000
Common stock to be issued to employee for compensation	12,153	12	4,363			4,375
Common stock to be issued to consultants	103,300	103	60,710			60,813
Sale of common stock	99,999	100	29,900			30,000
Common stock issued for directors compensation	75,000	75	44,925			45,000
Common stock issued for payment of consulting services to settle accounts payable	327,222	327	190,886	—	—	191,214
Proceeds on sale of option rights			24,000			24,000
Common stock issued for payment of employee compensation	38,699	39	29,961	—	—	30,000
Net Loss	—	—	—	(1,482,100)	—	(1,482,100)

Balance, December 31, 2011	17,058,335	$17,058	$63,690,837	$(60,860,062)	$(911,516)	$1,936,317

See Notes to Financial Statements

MILESTONE SCIENTIFIC INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011 AND 2010

	September 30,	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,482,100)	$(614,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	22,094	45,243
Amortization of patents	83,297	83,395
Amortization of debt discount	5,296	2,796
Common stock and options issued for compensation, consulting, and vendor services	864,555	194,399
Bad debt expense	(86,120)	640,558
Loss on sale/disposal of equipment	—	(7,494)
Loss on Earnings on Joint Venture	121,399	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(172,214)	(734,197)
Decrease (Increase) in inventories	196,453	(182,211)
(Increase) to advances to contract manufacturer	(962,221)	(1,981,060)
Decrease to prepaid expenses and other current assets	17,717	73,708
Decrease in other assets	47,432	120,356
Increase in accounts payable	607,568	2,169,950
Increase (Decrease) in accrued expenses	166,114	(104,712)

Net cash used in operating activities	(570,730)	(293,777)

Cash flows from investing activities:
Purchases of property and equipment	(7,467)	(29,355)
Proceeds on sale of equipment	—	2,023
Payment for patent rights	(31,561)	(80,938)

Net cash used in investing activities	(39,028)	(108,270)

Cash flows from financing activities:
Proceeds from the sale of stock options rights	24,000	—
Proceeds from the exercise of stock options	25,000	—
Proceeds from the sale of common stock	30,000	—

Net cash provided by financing activities	79,000	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(530,758)	(402,047)
Cash and cash equivalents at beginning of year	627,082	1,029,129

Cash and cash equivalents at end of year	$96,324	$627,082

Supplemental disclosure of cash flow information:
Interest expense paid in cash	$23,000	$92,000

Supplemental disclosure of non cash activities:
Shares issued to directors for compensation	$45,000	$45,000

Shares issued to employees in lieu of cash compensation	$30,000	$33,354

Shares issued to settle accounts payable	$191,214	$104,000

Non-Cash
Transfer of assets to JV	$194,765	$—

See Notes to Financial Statements

MILESTONE SCIENTIFIC INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A — ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

Milestone Scientific Inc. (“Milestone”) or (“the Company”) was incorporated in the State of Delaware in August 1989. Milestone has developed a proprietary, computer-controlled anesthetic delivery instrument, through the use of The Wand, a single use disposable handpiece. The instrument is marketed in dentistry under the trademark CompuDent, Wand Plus and STA (Single Tooth Anesthesia) and in medicine under the trademark CompuMed. CompuDent is suitable for all dental procedures that require local anesthetic. CompuMed and Wand Plus are suitable for many medical procedures regularly performed in Plastic Surgery, Hair Restoration Surgery, Podiatry, Colorectal Surgery, Dermatology, Orthopedics and a number of other disciplines. The instruments are sold in the United States and in over 47 countries abroad. Milestone’s products are manufactured by a third-party contract manufacturer.

The Company had incurred operating losses since its inception. The Company had negative cash flows from operating activities at December 31, 2011 of $570,730 and a negative cash flow from operating activities at December 31, 2010 of $293,777. At December 31, 2011, the Company had cash and cash equivalents and a negative working capital of $96,324 and $$1,310,935, respectively. The negative working capital increase of $1,304,250 in as compared to 2010 is due to the Company’s continued commitment of purchasing parts in anticipation of significant sales to our distributor in China. Such sales have been delayed. As a result of this delay, the advances to contract manufacturer has been allocated between current and long term. Additionally, the accounts payable due to suppliers is presented as short term in 2011 and has been allocated between long term and short term in 2010. And finally, the accounts receivable for the China distributor had been allocated between current and long term, with a reserve of $516,000 provided against the accounts receivable. Additionally, the Company borrowed $450,000 in 2008 from a shareholder, with a due date of January 2009. This additional borrowing was refinanced at December 31, 2008 and June 30, 2011 and the due date was extended to July 31, 2013. The Company is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of December 31, 2011, the Company does not expect to have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. The Company may require the need for a higher level of marketing and sales efforts that at present it cannot fund. If the Company is unable to generate positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that traditional capital can be raised on terms and conditions satisfactory to the Company, if at all. If positive cash flow cannot be achieved or if additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect the Company’s operating results.

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

3. Product Return and Warranty

Milestone does not accept non-defective returns from its customers. Product returns under warranty are accepted, evaluated and repaired or replaced in accordance with the Warranty Policy. Returns not within the Warranty Policy are charged to the customer. Warranty expense was $63,445 and $43,397 for 2011 and 2010, respectively. Non-Warranty repairs are collected from the customers. Non-Warranty repair income was $100,017 and $76,172 for 2011 and 2010, respectively.

4. Inventories

Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded if required based on past and expected future sales.

5. Investment in Medical Joint Venture

The Company has entered into a Joint Venture with a third party for the development and commercialization of two medical instruments. The Company owns fifty percent of the joint venture and has recorded its investment on the equity basis of accounting. The Company’s proportionate share of losses incurred by the Joint Venture is charged to the Statement of Operations and adjusted against the Investment in Joint Venture.

6. Furniture, Fixture and Equipment

Equipment is recorded at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. The costs of maintenance and repairs are charged to operations as incurred.

7. Investments

Investments in less than twenty percent owned entities are accounted for under the cost basis and are reviewed for impairment periodically. The Company does not have any significant control over the operations of this investee.

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

9. Impairment of Long-Lived Assets

Milestone reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The carrying value of the assets is evaluated in relation to the operating performance and future undiscounted cash flows of the underlying assets. Milestone adjusts the net book value of an underlying asset if its fair value is determined to be less than its net book value. The Company has reviewed long-lived assets for impairment and concluded no impairment exist as of December 31, 2011 and December 31, 2010, respectively.

10. Accounts Payable

Current and long term accounts payable represents amounts due to suppliers of the Company. Long term accounts payable is based on an informal financing agreement with the supplier to assist in the purchasing of instruments and handpieces, beyond one year from the balance sheet date.

11. Revenue Recognition

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

12. Shipping and Handling Costs

The Company includes shipping and handling costs in cost of goods sold. These costs are billed to customers at the time of shipment for domestic shipments. International shipments are FOB the warehouse, therefore no costs are incurred by the Company.

13. Research and Development

Research and development costs, which consist principally of new product development costs incurred to third parties, are expensed as incurred.

14. Advertising Expenses

Milestone expenses advertising costs as they are incurred. For the years ended December 31, 2011 and 2010, Milestone recorded advertising expenses of $83,764 and $107,011, respectively.

15. Income Taxes

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

16. Basic and diluted net loss per common share

Milestone presents “basic” earnings (loss) per common share applicable to common stockholders and, if applicable, “diluted” earnings (loss) per common share applicable to common stockholders pursuant to the provisions of Statement of Financial Accounting Standards ASC Topic 260. Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, warrants, and the conversion of debt were issued during the period.

Since Milestone had net losses for 2011 and 2010, the assumed effects of the exercise of outstanding stock options and warrants, and the conversion of convertible debt were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options and warrants totaled 1,599,281 at December 31, 2011 and 1,538,503 at December 31, 2010.

17. Use of Estimates

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

18. Fair Value of Financial Instruments

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

19. Stock-Based Compensation

Milestone accounts for stock-based compensation under ASC Topic 718, Share-Based Payment. ASC Topic 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations over the service period, as an operating expense, based on the grant-date fair values.

The weighted-average fair value of the individual options granted during 2011 and 2010 was estimated as $0.33 and $0.91, respectively, on the date of grant. The fair value for 2011 and 2010 was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

	September 30,	September 30,
	December 31,
	2011	2010
Volatility	181%	122%
Risk-free interest rate	0.84%	2.13%
Expected life	3 years	3 years
Dividend yield	0%	0%
Forfeiture Rate	6%	6%

Issuances of common stock, stock options or other equity instruments to non-employees as consideration for goods or services received by Milestone are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options or similar equity instruments issued is estimated based on the Black-Scholes option-pricing model, and the assumption that all of the options or other equity instruments will ultimately vest. Such fair value is measured as of an appropriate date pursuant to the guidance in the consensus of the party becomes committed to provide goods or services or the date performance by the other party is complete and capitalized or expensed as if Milestone had paid cash for the goods or services.

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

20. Concentration of Credit Risk

Milestone’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable, and advances to contract manufacturer. Milestone places its cash and cash equivalents with large financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone to credit risk consist principally of trade accounts receivable, as Milestone does not require collateral or other security to support customer receivables, and advances to contract manufacturer. Milestone entered into a purchase agreement with a vendor to supply Milestone with 5,000 instruments of CompuDent and 12,000 STA Instrument. As part of these agreements, Milestone has advanced approximately $3,407,000 and $2,444,000 to the vendor for purchase of materials at December 31, 2011 and 2010, respectively. The advance will be credited to Milestone as the goods are delivered. Milestone does not believe that significant credit risk exists with respect to this advance to the contract manufacturer at December 31, 2011 and 2010.

Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management has provided a reserve that it believes is sufficient record accounts receivable at net realizable value as of December 31, 2011 and 2010.

A five percent shareholder of the Company is also a shareholder of a major supplier of handpieces to the Company. In addition, he is an investor in the PRC entity, Beijing 3H, which entered into a joint venture agreement with Milestone.

The Company purchased $2,006,885 and $2,016,212 from the supplier for the years ended December 31, 2011 and 2010, respectively. The Company owed $1,207,280 and $1,118,757 to this supplier as of December 31, 2011 and 2010, respectively.

21. Recent Accounting Pronouncements

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

In the second quarter of 2010, the FASB issued Accounting Standards Updates (ASU) 2010-09, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 amends FASB ASC Topic 820, Fair Value Measurements and Disclosures, and requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements. ASU 2010-06 also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques. Except for the detailed Level 3 rollforward disclosures, we adopted the provisions of ASU 2010-06 in the first quarter of 2010. This adoption did not affect our financial statements. We have adopted the provisions of ASU 2010-06 related to the new Level 3 rollforward disclosures.

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

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force,” which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This ASU is effective for fiscal years beginning on or after June 15, 2010, which is January 1, 2011 for the Corporation. This statement does not currently impact the financial statement of the Company.

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

In September 2011, the FASB amended its guidance for goodwill impairment testing. The amendment allows entities to first assess qualitative factors in determining whether or not the fair value of a reporting unit exceeds its carrying value. If an entity concludes from this qualitative assessment that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then performing a two-step impairment test is unnecessary. This standard is effective for fiscal years beginning after December 15, 2011 and is not expected to have an impact on the financial statements.

NOTE C — ACCOUNTS RECEIVABLE – CURRENT AND LONG TERM

The Company sells a significant amount of its product on credit terms to its major distributors. The Company estimates losses from the inability of its customers to make payments on amounts billed. A majority of credit sales are due within ninety days from invoicing. In 2010, the Company shipped a significant order to a major international distributor. At the time of the shipment, regulatory approval to sell the product in the respective country was in process. Obtaining such regulatory approval was not a condition of the purchase order and sale to the distributor. The regulatory approval has been delayed and as such the customer has not paid the full amount of the invoiced shipment. The Company is receiving periodic payments from the international distributor. Based on the periodic payment plan prepared by the international distributor, the Company has recorded a long term net accounts receivable of $261,000 as of December 31, 2011. The current portion of this net accounts receivable is approximately $96,000. The Company reserved $516,000 of the total accounts receivable from this distributor as December 31, 2011.

NOTE D — INVENTORIES

	September 30,	September 30,
	December 31
	2011	2010
Inventories consist of the following:
Finished Goods	$604,320	$766,693
Component parts and other materials	186,175	220,254

	$790,494	$986,947

NOTE E — ADVANCES TO CONTRACT MANUFACTURER

The net advances to contract manufacturer represent funding of future STA, CompuDent and Wand Plus inventory purchases. The balance of the net advances as of December 31, 2011 and 2010 totaled $3,406,506 and $2,444,285, respectively. The portion of this advance expected to be utilized in the next twelve months is classified as current asset, with the remainder classified as non-current asset. The Company has an outstanding accounts payable of $1,752,000 and $1,521,000 at December 31, 2011 and 2010, respectively to the contract manufacture specifically related to the advances.

NOTE F — INVESTMENT IN MEDICAL JOINT VENTURE

In March 2011, Milestone entered into an agreement with a People’s Republic of China ("PRC") entity (Bejing 3H) to establish a joint venture entity in the PRC to develop intra-articular and epidural drug delivery instruments utilizing Milestone’s patented CompuFlo technology. The PRC entity agreed to contribute up to $1.5 million to this joint venture entity, based on progress reports from Milestone and subject to refund if the instruments are not developed because of technological problems within 30 months of the inception date. Milestone evaluates the technological feasibility of the products to be developed using the CompuFlo technology periodically and at every reporting date, to establish if circumstances indicate that the technology continues to be feasible. Based on the available evidence Milestone concluded that the contingency associated with the return of capital to 3H would be remote as of December 31, 2011 and accordingly no amounts have been accrued in the accompanying financial statements relating to this contingency. The initial $500,000 capital contribution was to have been made at inception. The PRC joint venture entity was established in September 2011. However, to move the process forward, Milestone, with the consent of Beijing 3H, organized a domestic research and development corporation to which its joint venture partner completed a capital contribution of $500,000 to the US research and development corporation. The joint venture is owned fifty percent by the PRC entity and fifty percent by Milestone. Milestone contributed an exclusive worldwide royalty-free license to use CompuFlo technology to the joint venture which has been valued at approximately $245,000 and has accounted for its investment in the joint venture using the equity method of accounting.

Milestone will have distribution responsibility in the U.S. and Canada and the rest of the world, while Beijing 3H will distribute products exclusively in the PRC, Macao, Hong Kong and other regions of Asia. As of December 31, 2011, Bejing 3H has contributed $670,000 to the Joint Venture and the development project has been initiated.

The joint venture reimbursed Milestone approximately $105,000 for previously incurred research and development expenses, which has been included as a credit to research and development expenses in the accompanying statement of operations in 2011. The medical joint venture’s total year-to-date expenses were approximately $243,000 of which Milestone’s share of approximately $121,000 has been included in the accompanying statement of operations as the proportionate share of losses from the joint venture. Further, Milestone was authorized by the joint venture to manage and oversee the development of the two products for the joint venture. In connection with this, Milestone also entered into an agreement with a significant vendor to develop the two instruments included in the joint venture.

NOTE G — FURNITURE, FIXTURES AND EQUIPMENT

	September 30,	September 30,
	December 31
	2011	2010
Furniture, Fixtures and Equipment consist of the following:
Leasehold improvements	$22,317	$22,317
Office furniture and equipment	98,268	98,268
Molds	7,200	7,200
Trade show displays	89,395	89,395
Computers and software	186,384	181,008
Tooling equipment-STA & Wand	31,477	31,477
STA Trials Instruments	63,752	63,752

Total	498,793	493,418
Less accumulated depreciation	(446,484)	(426,482)

	$52,309	$66,936

Depreciation expense was $22,094 and $45,243 for the years ended December 31, 2011 and 2010, respectively.

NOTE H — PATENTS

Patents are being amortized by the straight-line method over estimated useful lives ranging from 10 to 20 years, with a weighted average amortization period of 12 years. Amortization expense amounted to $83,297 in 2011 and $83,395 in 2010. Estimated amortization expense of existing patents for each of the next five fiscal years amounts to approximately $75,393 per year.

NOTE I— LINE OF CREDIT and NOTES PAYABLE

On June 28, 2007 the Company secured a $1 million line of credit from a stockholder. This borrowing was amended to $1,300,000 as of September 30, 2008 under the same terms and conditions as the original. The $1.3 million Line of Credit was converted into shares of Milestone’s common stock in December 2009 at a conversion rate of $1.58 per share. A total of 822,785 shares were issued and the debt liquated at that date. Interest on the Line of Credit of aggregated $176,655 was accrued as of December 31, 2009. This interest will be paid in equal quarterly payments of $23,000 over the next two years. The Company borrowed an additional $450,000 from the same shareholder in 2008. The borrowing was originally on short term loan with a maturity date of January 19, 2009. In December 2008 and again on June 30, 2011, this borrowing was refinanced with the shareholder with a due date of July 13, 2013. The borrowing includes a twelve percent interest rate, interest compound quarterly, with interest and principle due at the maturity. Further, the note has warrants exercisable for five years at the price of $0.32 per share for 45,000 shares of stock. The warrants were valued using the Black-Scholes model and are reflected as a discount against the debt. At December 31, 2011, the discount was $3,065.

Interest expense on this Line of Credit for the year ended December 31, 2011 and 2010 was $77,722 and $95,135, respectively. Accrued interest related to this line of credit was $269,547 and $214,825 at December 31, 2011 and December 31, 2010, respectively. The charge for amortization of Debt Discount related to this Line of Credit is $5,296 and $2,796 for the year ended December 31, 2011 and December 31, 2010, respectively.

NOTE J — STOCKHOLDERS’ EQUITY

ISSUANCES OF COMMON STOCK

During 2011, Milestone issued 75,000 shares valued at $45,000 for the directors compensation.

During 2011, Milestone issued 327,222 shares valued at $191,214 for payment of consulting services.

During 2011, Milestone issued 38,699 shares valued at $30,000 for payment of employee compensation.

During 2011, Milestone sold 99,999 shares valued at $30,000.

During 2011, Milestone’s to be issued shares are 12,153 valued at $4,375 for the officer’s deferred compensation.

During 2011, Milestone’s to be issued shares are 748,990 valued at $420,000 for employee for bonus compensation.

During 2011, Milestone’s to be issued shares are 103,300 valued at $60,813 for the consulting services.

SHARES TO BE ISSUED

As of December 31, 2011 and 2010, there were 1,501,456 and 637,013 shares that have been deferred from being issued, subject to employment agreements with the Chief Executive Officer, Chief Financial Officer and employees of the Company. Such shares will be issued to each party upon termination of their employment.

OUTSTANDING WARRANTS

At December 31, 2011, there were 45,000 warrants outstanding. These warrants were issued in connection with the Long Term note of $450,000, exercisable at $0.32 per share, expiring in June 2012.

There were no warrants issued in 2011 and 2010.

SHARES RESERVED FOR FUTURE ISSUANCE

At December 31, 2011 and 2010 there were 3,694,072 and 3,521,850 shares reserved for future; 1,599,281 and 1,538,503 shares underlying other stock options and warrants that were outstanding at December 31, 2011 and 2010, respectively: 1,501,457 shares in 2011 and 637,013 shares in 2010 to be issued in settlement of deferred compensation to Officers of the Company; and 593,335 shares in 2011 and 2010, respectively, for Performance Options issued to an Officer of the Company. 73,333 options were issued but not vested in 2010 for the Performance Options noted above.

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

In June 2011, the Shareholders of the Company approved the 2011 Stock Option Plan (the “2011 Plan”) that provides for stock options to our employees, directors and consultants an incentive and non-qualified stock options to purchase up to 2,000,000 shares of Common Stock. Such future shares are included in the above noted shares reserved for future issuances.

NOTE K — STOCK OPTION PLANS

In July 2004, the Board of Directors approved the adoption of the 2004 Stock Option Plan. The 2004 Stock Option Plan provides for the grant of options to purchase up to 750,000 shares of Milestone’s common stock. Options may be granted to employees, officers, directors and consultants of Milestone for the purchase of common stock of Milestone at a price not less than the fair market value of the common stock on the date of the grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant.

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

A summary of option activity for employees under the plans as of December 31, 2011 and 2010, and changes during the year then ended is presented below:

	September 30,	September 30,	September 30,	September 30,
	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Outstanding, January 1, 2010	1,060,142	1.33	3.61	632,624
Granted	313,333	1.11	5.88	—
Exercised	—	—	—	—
Forfeited or expired	(444,971)	1.72	—	—
Outstanding, December 31, 2010	928,504	1.07	3.92	115,849
Exercisable, December 31, 2010	471,722	0.95	2.74	110,142
Granted	277,778	0.36	5.00
Exercised during 2011	—	—	—	—
Forfeited or expired	67,000	1.17	—	—
Outstanding, December 31, 2011	1,139,282	0.89	3.62	1,000
Exercisable, December 31, 2011	638,176	0.89	2.79	1,000

	September 30,	September 30,	September 30,
	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Grant Date Fair Value $
VESTED OPTIONS
Outstanding, January 1, 2010	559,154	1.45	—
Exercised during 2010	—	—	—
Vested Options during 2010	214,456	0.81	—
Forfeited during 2010	(301,888)	1.72	—
Outstanding, December 31, 2010	471,722	0.95	—
Exercised during 2011	—	—	—
Vested Options during 2011	233,454	0.83	—
Forfeited during 2011	67,000	1.17	—
Outstanding, December 31, 2011	638,176	0.89	—
NONVESTED OPTIONS
Nonvested, January 1, 2010	500,988	1.20	—
Granted during 2010	313,333	1.11	—
Vested during 2010	(214,456)	0.81	—
Forfeited during 2010	(143,083)	1.62	—
Nonvested, December 31, 2010	456,782	1.20	—
Granted during 2011	277,778	0.36	—
Vested during 2011	(233,454)	0.83	—
Forfeited during 2011	—	—	—
Nonvested, December 31, 2011	501,106	0.90	—

Milestone recognizes compensation expense on a straight line basis over the requisite service period and in case of performance based options over the period of the expected performance. During the years ended December 31, 2011 and 2010 Milestone recognized $225,257, and $140,226 of total compensation cost related to options that vested each year, respectively. As of December 31, 2011 and 2010, there was $156,753 and $258,369 of total unrecognized compensation cost related to non-vested options which Milestone expects to recognize over a weighted average period of 2.3 years and 2.5 years for December 31, 2011 and December 31, 2010, respectively.

A summary of option activity for non-employees under the plans as of December 31, 2010 and 2011, and changes during the year ended is presented below:

	September 30,	September 30,	September 30,	September 30,
	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contracted Life (years)	Aggregate Intrinsic Options Value $
Outstanding, January 1, 2010	414,999	1.90	2.70	236,083
Exercisable, December 31, 2010	336,387	1.96	2.71	234,638
Granted during 2010	136,666	1.69	0.72	—
Forfeited during 2010	(16,666)	1.98	—	—
Outstanding, December 31, 2010	534,999	1.85	1.51	99,617
Exercisable, December 31, 2010	514,998	1.87	1.41	99,311
Granted during 2011	100,000	0.24	2.50	—
Exercised during 2011	(100,000)	0.25	—
Forfeited during 2011	(120,000)	1.75	—	—
Outstanding, December 31, 2011	414,999	1.87	1.43	12,000
Exercisable, December 31, 2011	399,443	1.90	1.36	12,000

	September 30,	September 30,
	Number of Options	Weighted Averaged Exercise Price $
VESTED OPTIONS
Outstanding, January 1, 2010	336,387	1.96
Vested during 2010	195,277	1.72
Forfeited during 2010	(16,666)	1.98
Outstanding, December 31, 2010	514,998	1.87
Exercised during 2011	(100,000)	0.25
Vested during 2011	104,445	0.29
Forfeited during 2011	(120,000)	1.75
Outstanding, December 31, 2011	399,443	1.90

NONVESTED OPTIONS
Nonvested January 1, 2010	78,612	1.64
Granted during 2010	136,666	1.69
Vested during 2010	(195,277)	1.72
Forfeited during 2010	—	—
Nonvested December 31, 2010	20,001	1.21
Granted during 2011	100,000	0.24
Exercised during 2011	—	—
Vested during 2011	(104,445)	0.29
Outstanding, December 31, 2011	15,556	1.16

The fair value of the options was estimated on the date of grant using the Black Scholes option-pricing model. For the year ended December 31, 2011, the following weighted average assumptions were used in calculating fair value; expected life of 3 years; volatility of 117.82 and risk-free interest rate of 1.64%. During the year ended December 31, 2011 and 2010 Milestone recognized $44,002 and $86,231 of expense related to non-employee options that vested, respectively. The total unrecognized compensation cost related to nonvested options was $2,358 and $24,316 as of December 31, 2011 and 2010.

NOTE L — EMPLOYMENT CONTRACT AND DEFERRED COMPENSATION

Employment Contracts

In March 2009, the Chairman assumed the position of Milestone’s Acting Chief Executive Officer. In September 2009 The Chairman stepped down as Chairman to fill the position of Chief Executive Officer. The Chief Executive Officer entered into a new employment agreement with the Company effective September 1, 2009. This new agreement succeeds the previous agreement scheduled to terminate on December 31, 2012. The new agreement is for five years ending on August 31, 2014. The contract shall be extended for successive one-year periods, unless prior to August 1 of any year, either party notifies the other that he or it chooses not to extend the New Employment Term. As part of this agreement the Chairman relinquished the title and position of Chairman. Under the new agreement, the Chief Executive Officer will receive a base compensation of $300,000 per year payable. In addition, the CEO, may earn annual bonuses up to an aggregate of $400,000, payable one half in cash and one half in common stock, contingent upon achieving targets set for each year by the Compensation Committee of the Board of Directors of the Company.

In addition, if in any year of the term of the agreement the CEO earns a bonus, he shall also be granted five-year stock options to purchase twice the number of shares earned. Each such option is to be exercisable at a price per share equal to the fair market value of a share on the date of grant (110%) of the fair market value if the CEO is a 10% or greater stockholder on the date of grant. The options shall vest and become exercisable to the extent of one-third of the shares covered at the end of each of the first three years following the date of grant, but shall only be exercisable while the CEO is employed by Milestone or within 30 days after the termination of his employment.

In accordance with the employment contract 1,025,735 shares of common stock are to be paid out at the end of the contract in settlement of $1,058,333 at December 31, 2011 and 571,190 shares of common stock to be paid out at the end of the contract in settlement of $758,333 at December 31, 2010 of accrued deferred compensation and, accordingly, such shares have been classified in stockholders’ equity with the common shares classified as to be issued.

NOTE M — INCOME TAXES

The Company’s expected federal income tax benefit computed at the statutory rate (34%) on the pre-tax loss amounted to $504,000 in 2011 and $209,000 in 2010. Such benefit was not recognized in the accompanying financial statements due to Milestone’s history of past operating losses, which required full valuation allowances for all of Milestone’s deferred tax assets at December 31, 2011 and 2010.

Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 2011 and 2010 are as follows:

	September 30,	September 30,
	2011	2010
Current Assets
Allowance for doubtful accounts-short term	$73,000	$81,000
Inventory allowance	79,000	79,000
Warranty reserve	10,000	10,000
Deferred officers compensation	527,000	333,000

Subtotal	689,000	503,000

Valuation allowance	(689,000)	(503,000)

Current deferred tax asset	$—	$—

Non-current assets
Allowance for doubtful accounts-long term	$149,000	$175,000
Net operating loss carryforward	16,715,000	16,100,000

Subtotal	16,864,000	16,275,000

Valuation allowance	(16,864,000)	(16,275,000)

Non-current deferred tax asset	$—	$—

The current deferred asset allowance increased by $186,000 for the year ended December 31, 2011 and increased by $335,000 for the year ended December 31, 2010, respectively. The non-current deferred allowance increased by $589,000 for the year ended December 31, 2011.

As of December 31, 2011 and 2010, Milestone has federal net operating loss carryforwards of approximately $48,805,000 and $47,657,000, respectively that will be available to offset future taxable income, if any, through December 2031. Milestone has state net operating losses of $2,028,000 and $886,000 in 2011 and 2010, respectively, expiring through December 2015.The utilization of Milestone’s net operating losses may be subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carry forwards before their utilization. Milestone has established a 100% valuation allowance for all of its deferred tax assets due to uncertainty as to their future realization.

A reconciliation of the statutory tax rates for the years ended December 31, is as follows:

	September 30,	September 30,
	2011	2010
Statutory rate	(34)%	(34)%
State income tax—all states	(6)%	(6)%

	(40)%	(40)%
Current year valuation allowance	40%	40%

Benefit for income taxes	0%	0%

In 2010, Milestone received $183,673 for sale of tax credits under the New Jersey Technology Business Tax Certificate Transfer Program and is included in other income as of December 31, 2010.

Accounting for Uncertain Tax Positions:

The Company follows the Income Taxes Topic of the FASB Accounting Standards Codification, which provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. At December 31, 2011, no significant income tax uncertainties have been included in the Company’s Balance Sheets. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Statements of Operations. No interest and penalties are present for periods open. Tax returns for the 2008, 2009, and 2010 years are subject to audit by federal and state jurisdictions.

NOTE N — PRODUCT SALES AND SIGNIFICANT CUSTOMERS AND VENDORS

Milestone’s sales by product and by geographical region are as follows:

	September 30,	September 30,
	Year End December 31,
	2011	2010
Instruments	$2,823,669	$3,690,456
Handpieces	5,457,196	5,962,965
Other	97,229	96,547

	$8,378,094	$9,749,968

United States	$4,658,327	$4,529,420
Canada	468,786	601,034
Other foreign	3,250,981	4,619,514

	$8,378,094	$9,749,968

The Company has informal arrangements with the manufacturer of the STA, CompuDent and CompuMed instruments, one of the principal manufacturers for those instruments pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. Purchases from this supplier were $2,049,103 (50%) and $3,541,806 (60.8%) in 2011 and 2010, respectively. The Company has a manufacturing agreement with one of the principal manufacturers of the handpieces pursuant to which they manufacture products under specific purchase orders but without minimum purchase commitments. Purchases from this supplier for handpieces were $56,231 (1%) and $270,517 (4.6%) in 2011 and 2010, respectively. The Company has established an alternate source of supply for the handpieces from a vendor in China and other alternate sources of supply exist. Purchases of handpieces from this vendor in China were $2,006,885 (40%) and $2,016,212 (34.6%) in 2011 and 2010, respectively. As further described in Note B, a five percent shareholder of the Company is also a shareholder of this vendor. All other purchases from other suppliers were not significant in either 2011 or 2010.

For the year ended December 31, 2011, Milestone had two customers (distributors) that had approximately 43%, (30% and 13%) of its net product sales. Accounts receivable, current and long term, for the three customers amounted to approximately $917,575, or 65%, (28%, 12% and 25%) of gross accounts receivable. For the year ended December 31, 2010, Milestone had three customers (distributors) that had approximately 60%, (30%, 11%, and 19%) of its net product sales. Accounts receivable from these three customers amounted to approximately and $1,346,966, or 73% (5%, 7% and 61%) of gross accounts receivable.

NOTE O — COMMITMENTS AND OTHER

(1) Lease Commitments

The headquarters for the Company is located at 220 South Orange Ave, Livingston, New Jersey. The Company leases approximately 6,300 square feet of office space at 220 South Orange Avenue in Livingston, New Jersey. The lease term expires June 30, 2014 at a monthly cost of $6,942 which Milestone believes to be competitive. The leased office space is in good condition. Additionally, Milestone leased a corporate apartment in Maplewood, NJ. This lease expired in November 2010 at a monthly cost of $4,000. The Company terminated the lease in December 2011. A third party distribution and logistics center in Pennsylvania handles shipping and order fulfillment on a month-to-month basis. Milestone also leases office and telecom equipment under operating leases with payments ranging from $130-$522 per month.

Aggregate minimum rental commitments under noncancelable operating leases are as follows:

September 30,
2012	$83,828
2013	83,306
2014	41,653

$208,786

For the years ended December 31, 2011 and 2010, respectively, rent expense amounted to approximately $130,806 and $144,954 respectively.

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

(3) Other Commitments

The technology underlying the SafetyWand and CompuFlo, and an improvement to the controls for CompuDent were developed by the Director of Clinical Affairs and assigned to us. Milestone purchased this technology pursuant to an agreement dated January 1, 2005, for 43,424 shares of restricted common stock and $145,000 in cash, payable on April 1, 2005. In addition, the Director will receive additional payments of 2.5% of the total sales of products using certain of these technologies, and 5% of the total sales of products using certain other of the technologies. In addition, he is granted, pursuant to the agreement, an option to purchase, at fair market value on the date of the grant, 8,333 shares of the common stock upon the issuance of each additional patent relating to these technologies. If products produced by third parties use any of these technologies (under license from us) then he will receive the corresponding percentage of the consideration received by Milestone for such sale or license. Milestone expensed the Director’s royalty fees of $291,783 and $344,786 in 2011 and 2010, respectively. Additionally, Milestone expensed consulting fee to the Director $156,000 for year ended 2011 and 2010, and granted him 16,666 options, in 2010.

In January 2010, the Company issued a purchase order to Tricor Instruments for the purchase of 12,000 STA Instruments to be delivered over the next three years. The purchase order is for $5,261,640. The Company will be required to make periodic payments over the next eighteen months to purchase the parts necessary to complete this production. As of December 31, 2011, the Company’s production and sales of instruments to this commitment has been delayed. Consequently, advances to contractor has been classified as current and long term at December 31, 2011.

(4) Subsequent Events

On February 1, 2012, Milestone, announced that it closed on a $150,000 offshore offering of Common Stock at $1.40 per share. This offering resulted in the issuance of 107,142 shares of Common Stock. The Company has reviewed events for inclusion in their financial statements through the date of filing its financial statements with the SEC.

NOTE P — PENSION PLAN

Milestone has a Defined Contribution Plan that allows eligible employees to contribute part of their salary through payroll deductions. Milestone does not contribute to this plan, but does pay the administrative costs of the plan.