Form 10-Q
period 2012-03-31
MILESTONE SCIENTIFIC INC.
filed 2012-05-10
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

As of May10, 2012, the Issuer had a total of 15,693,678 shares of Common Stock, $.001 par value outstanding.

MILESTONE SCIENTIFIC INC

PART I - FINANCIAL INFORMATION

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

MILESTONE SCIENTIFIC INC.

CONDENSED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$112,986	$96,324
Accounts receivable, net of allowance for doubtful accounts of $180,503 in 2012 and $182,880 in 2011	1,069,454	1,154,459
Inventories	589,173	790,494
Advances to contract manufacturer, current	940,318	952,558
Prepaid expenses and other current assets	297,231	304,180

Total current assets	3,009,162	3,298,015
Accounts receivable-long term, net of allowance for doubtful accounts of $332,052 as of March 31, 2012 and $372,000 as of December 31, 2011	230,660	261,256
Advances to contract manufacturer, non current	2,358,107	2,453,948
Investment in distributor, at cost	76,319	76,319
Investment in Medical Joint Venture	46,084	124,179

Furniture, Fixtures & Equipment net of accumulated depreciation of $450,155 as of March 31, 2012 and $446,484 as of December 31, 2011	47,073	52,309
Patents, net of accumulated amortization of $363,159 as of March 31, 2012 and $344,238 as of December 31, 2011	689,587	698,357
Other assets	20,316	27,819

Total assets	$6,477,308	$6,992,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,407,006	$3,931,531
Accrued expenses and other payables	766,259	677,419

Total current liabilities	4,173,265	4,608,950

Long-term Liabilities:
Notes Payable-net of discount of $1,532 and $3,065, respectively	448,468	446,935

Total long-term liabilities	448,468	446,935

Commitments and Contingencies

Stockholders’ Equity
Common stock, par value $.001; authorized 50,000,000 shares; 15,693,678 shares issued 1,568,124 shares to be issued and 15,660,345 shares outstanding as of March 31, 2012; 15,556,878 shares issued, 1,501,457 shares to be issued, and 15,523,545 shares outstanding as of December 31, 2011	17,262	17,058
Additional paid-in capital	63,965,072	63,690,837
Accumulated deficit	(61,215,243)	(60,860,062)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)

Total stockholders’ equity	1,855,575	1,936,317

Total liabilities and stockholders’ equity	$6,477,308	$6,992,202

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Product sales, net	$1,921,358	$2,425,988
Cost of products sold	662,946	879,588

Gross profit	1,258,412	1,546,400

Selling, general and administrative expenses	1,452,252	1,624,255
Research and development expenses	39,311	43,718

Total operating expenses	1,491,563	1,667,973

Loss from operations	(233,151)	(121,573)

Other expenses
Interest expense	(42,403)	(19,372)
Interest-Amortization of debt issuance	(1,532)	(699)
Loss on Earning from Joint Venture	(78,095)	—

Total other expenses	(122,030)	(20,071)

Net loss applicable to common stockholders	$(355,181)	$(141,644)

Net loss per share applicable to common stockholders - Basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding and to be issued - Basic and diluted	15,338,367	14,875,541

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2012

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balance, January 1, 2012	17,058,335	$17,058	$63,690,837	$(60,860,062)	$(911,516)	$1,936,317
Options issued to employees and consultants	—	—	62,439	—	—	62,439
Common stock issued for payment of consulting services to settle accounts payable	8,824	9	4,491	—	—	4,500
Common stock issued for payment of employee compensation	20,833	21	7,479	—	—	7,500
Sale of Common Stock	107,143	107	149,893			150,000
Common stock to be issued for payment of bonus compensation	66,667	67	49,933	—	—	50,000
Net loss	—	—	—	(355,181)	—	(355,181)

Balance, March 31, 2012	17,261,802	$17,262	$63,965,072	$(61,215,243)	$(911,516)	$1,855,575

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(355,181)	$(141,644)
Adjustments to reconcile net loss net cash used in operating activities:
Depreciation expense	5,236	5,287
Amortization of patents	18,921	21,305
Amortization of debt discount	1,532	699
Common stock and options issued for compensation, consulting and vendor services	41,439	72,258
Bad debt expense	(42,326)	(12,000)
Loss on Earning on Medical Joint Venture	78,095	—
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	157,927	(483,974)
Decrease in inventories	201,321	136,239
Decrease (Increase) to advances to contract manufacturer	108,081	(512,061)
Decrease to prepaid expenses and other current assets	6,949	4,161
Decrease in other assets	7,503	16,669
(Decrease) Increase in accounts payable	(524,525)	272,193
Increase in accrued expenses and other payables	171,840	138,467

Net cash used in operating activities	(123,188)	(482,401)

Cash flows from investing activities:
Purchases of property and equipment	—	(2,254)
Payment for patents rights	(10,150)	(12,164)

Net cash used in investing activities	(10,150)	(14,418)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	25,000
Proceeds from common stock	150,000	—

Net cash provided by financing activities	150,000	25,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	16,662	(471,819)
Cash and cash equivalents at beginning of period	96,324	627,082

Cash and cash equivalents at end of period	$112,986	$155,263

Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$23,000

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2012

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

These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2011 included in Milestone’s Annual Report on Form 10-K.

In the opinion of Milestone, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone’s financial position as of March 31, 2012 and the results of its operations for the three months then ended.

The results reported for the three months ended March 31, 2012 are not necessarily indicative of the results of operations which may be expected for a full year.

Milestone had a negative cash flow from operating activities for the three months ending March 31, 2012 and 2011 of $123,188 and $482,401, respectively. At March 31, 2012, Milestone had cash and cash equivalents of $112,986 and a negative working capital of $1,164,103. Milestone borrowed $450,000 in 2008 from a shareholder, with a due date of January 2009. This borrowing was refinanced at December 31, 2008 and June 3, 2011 and the due date was extended to July 31, 2013. Milestone is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of March 31, 2012, Milestone does not expect to have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. Milestone may require the need for a higher level of marketing and sales efforts that at present it cannot fund. If Milestone is unable to generate positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that Milestone will be able to achieve positive operating cash flows or that traditional capital can be raised on terms and conditions satisfactory to Milestone, if at all. If positive cash flow cannot be achieved or if additional capital is required and it cannot be raised, then Milestone would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect Milestone’s operating results.

Milestone’s recurring losses raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. This standard clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods ending on or after December 15, 2011. The adoption of this guidance does not currently impact Milestone’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. This standard no longer allows companies to present components of other comprehensive income only in the statement of equity. This standard is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance does not have a significant impact on Milestone’s financial statements other than the prescribed change in presentation.

In September 2011, the FASB amended its guidance for goodwill impairment testing. The amendment allows entities to first assess qualitative factors in determining whether or not the fair value of a reporting unit exceeds its carrying value. If an entity concludes from this qualitative assessment that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then performing a two-step impairment test is unnecessary. This standard is effective for fiscal years beginning after December 15, 2011 and does not currently have an impact on Milestone’s financial statements.

NOTE – 2 BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

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

Since Milestone had net losses for 2012 and 2011, the assumed effects of the exercise of outstanding stock options and warrants, and the conversion of convertible debt were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options and warrants totaled 1,607,614 and 1,318,503 at March 31, 2012 and 2011, respectively.

NOTE – 3 ACCOUNTS RECEIVABLE – CURRENT AND LONG TERM

Milestone sells a significant amount of its product on credit terms to its major distributors. Milestone estimates losses from the inability of its customers to make payments on amounts billed. A majority of credit sales are due within ninety days from invoicing. In 2010, Milestone shipped a significant order to a major international distributor. At the time of the shipment, regulatory approval to sell the product in the respective country was in process. Obtaining such regulatory approval was not a condition of the purchase order and sale to the distributor. The regulatory approval has been delayed and as such the customer has not paid the full amount of the invoiced shipment. Milestone is receiving periodic payments from the international distributor. Based on the periodic payment plan prepared by the international distributor, Milestone has recorded a long term net accounts receivable of $303,582 as of March 31, 2012. The current portion of this net accounts receivable is approximately $183,000. Milestone reserved $474,000 of the total accounts receivable from this distributor as of March 31, 2012.

NOTE – 4 INVESTMENT IN MEDICAL JOINT VENTURE

In March 2011, Milestone entered into an agreement with a People’s Republic of China (“PRC”) entity (Beijing 3H) to establish a Medical Joint Venture entity in the PRC to develop intra-articular and epidural drug delivery instruments utilizing Milestone’s patented CompuFlo technology. The PRC entity agreed to contribute up to $1.5 million to this Medical Joint Venture entity, based on progress reports from Milestone and subject to refund if the instruments are not developed because of technological problems within 30 months of the inception date. Milestone evaluates the technological feasibility of the products to be developed using the CompuFlo technology periodically and at every reporting date, to establish if circumstances indicate that the technology continues to be feasible. Based on the available evidence Milestone concluded that the contingency associated with the return of capital to Beijing 3H would be remote as of March 31, 2012 and accordingly no amounts have been accrued in the accompanying financial statements relating to this contingency. Milestone, with the consent of Beijing 3H, organized a domestic research and development corporation to which its Medical Joint Venture partner completed a capital contribution of $500,000 to the US research and development corporation. The Medical Joint Venture is owned fifty percent by the Beijing 3H and fifty percent by Milestone. Milestone contributed an exclusive worldwide royalty-free license to use CompuFlo technology to the Medical Joint Venture which has been valued at approximately $245,000 and has accounted for its investment in the Medical Joint Venture using the equity method of accounting.

Milestone will have distribution responsibility in the U.S. and Canada and the rest of the world, while Beijing 3H will distribute products exclusively in the PRC, Macao, Hong Kong and other regions of Asia. As of March 31, 2012, Bejing 3H did contribute $1,000,000 to the Medical Joint Venture and the development project has been initiated. Additionally, in April 2012, the final payment of $500,000, (total $1.5 million received), was made and received by Milestone, by the Joint Venture partners.

The Medical Joint Venture reimbursed Milestone approximately $105,000 for previously incurred research and development expenses, which has been included as a credit to research and development expenses in the accompanying statement of operations in March 2011. The Medical Joint Venture’s expenses for the quarter ending March 31, 2012 were approximately $156,000 of which Milestone’s share of approximately $78,000 has been included in the accompanying statement of operations as the proportionate share of losses from the Medical Joint Venture. Further, Milestone was authorized by the Medical Joint Venture to manage and oversee the development of the two products for the Medical Joint Venture. In connection with this, Milestone also entered into an agreement with a significant vendor to develop the two instruments included in the Medical Joint Venture.

NOTE – 5 STOCK OPTION PLANS

A summary of option activity for employees under the plans and changes during the three months ended March 31, 2012, is presented below:

	Number of Options	Weighted Averaged Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value
Outstanding, January 1, 2012	1,139,282	$0.89	3.62	$1,000
Granted	133,333	0.75	4.78	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding, March 31, 2012	1,272,615	0.88	3.52	12,778
Exercisable, March 31, 2012	684,291	0.88	2.68	5,333

Milestone recognizes compensation expense on a straight line basis over the requisite service period. During the three months ended March 31, 2012, Milestone recognized $28,449 of total compensation cost. As of March 31, 2012, there was $191,382 of total unrecognized compensation cost related to non-vested options which Milestone expects to recognize over a weighted average period of 2.75 years. A six percent rate of forfeitures is assumed in the calculation of the compensation cost for the period.

Expected volatilities are based on historical volatility of Milestone’s common stock over a period commensurate with anticipated term. Milestone uses historical data to estimate option exercise and employee termination within the valuation model.

A summary of option activity for non-employees under the plans and changes during the three months ended March 31, 2012, is presented below:

	Number of Options	Weighted Averaged Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value
Outstanding, January 1, 2012	414,999	1.87	1.43	12,000
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	125,000	1.77	—	—
Outstanding, March 31, 2012	289,999	1.91	1.76	16,000
Exercisable, March 31, 2012	274,443	1.96	1.69	16,000

During the three months ended March 31, 2012, Milestone recognized $990 of expenses related to non-employee options that vested during the year. The total unrecognized compensation cost related to non-vested options was $1,305 as of March 31, 2012. A six percent rate of forfeitures is assumed in the calculation of the compensation cost for the period.

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

NOTE – 6 CONCENTRATION OF CREDIT RISK

Milestone’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable, and advances to contract manufacturer. Milestone places its cash and cash equivalents with large financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone to credit risk consist principally of trade accounts receivable, as Milestone does not require collateral or other security to support customer receivables, and advances to contract manufacturer. Milestone entered into a purchase agreement with a vendor to supply Milestone with 5,000 instruments of CompuDent, (722 remaining on the purchase order) and 12,000 STA Instruments (9,219 remaining on the purchase order). As part of these agreements, Milestone has advanced approximately $3,298,000 and $3,407,000 to the vendor for purchase of materials at March 31, 2012 and December 31, 2011, respectively. The advance will be credited to Milestone as the goods are delivered. Milestone does not believe that significant credit risk exists with respect to this advance to the contract manufacturer.

Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management has provided a reserve that it believes is sufficient record accounts receivable at net realizable value as of March 31, 2012 and December 31, 2011.

NOTE – 7 ADVANCES TO CONTRACT MANUFACTURER

The net advances to contract manufacturer represent funding of future STA, CompuDent and Wand Plus inventory purchases. The balance of the net advances as of March 31, 2012 and December 31, 2011 is $3,298,425 and $3,406,506, respectively. The portion of this advance expected to be utilized in the next twelve months is classified as current asset, with the remainder classified as non-current asset. Milestone has an outstanding accounts payable of $1,494,025 and $1,752,000 at March 31, 2012 and December 31, 2011, respectively to the contract manufacturer specifically related to the advances. Milestone is making monthly payments to the contract manufacturer.

NOTE – 8 LINE OF CREDIT AND NOTE PAYABLE

Milestone had secured a $1.3 million line of credit from a stockholder which was converted into shares of Milestone’s common stock in December 2009. Milestone borrowed an additional $450,000 from the same shareholder in 2008. The loan was originally a short term loan with a maturity date of January 19, 2009. In December 2008 and again on June 30, 2011, this loan was refinanced with the shareholder and the due date has been extended to July 13, 2013. The loan accrues 12% per annum, interest compounds quarterly, and interest and principal is due at the maturity. Further, the lender was granted warrants exercisable for five years at the price of $0.32 per share for 45,000 shares of common stock. The warrants were valued using the Black-Scholes model and are reflected as a discount against the debt. At March 31, 2012, the discount was $1,532.

Interest expense for the three months ended March 31, 2012 and 2011 was $20,839 and $19,386, respectively. Accrued interest payable, (included in accrued expenses payable), related to these lines of credit were $290,386 and $269,547 at March 31, 2012 and December 31, 2011, respectively. The charge for amortization of Debt Discount related to the outstanding line of credit is $1,532 and $699 for the three months ended March 31, 2012 and March 31, 2011, respectively.

Additionally, Milestone has an agreement with the manufacturer of the CompuDent and STA instruments to accrue interest on their outstanding accounts payable balance. For the quarter ending March 31, 2012, the interest expense for this indebtness was $20,901.

NOTE – 9 STOCK ISSUANCE

During the three months ended March 31, 2012, Milestone issued 107,143 shares of common stock in an offshore offering, at $1.40 per share and raised gross proceeds of $150,000. Milestone issued 8,824 shares of common stock valued at $4,500 to one party in connection with the consulting services provided on the sale of common stock. Additionally, 20,833 shares of common stock valued at $7,500 were issued for payment of employee compensation in the first quarter ending March 31, 2012.

NOTE – 10 RELATED PARTY

A five percent shareholder of Milestone is also a shareholder of a major supplier of handpieces to Milestone. In addition, he is an investor in the PRC entity, Beijing 3H, which entered into a Medical Joint Venture agreement with Milestone.

Milestone purchased $269,616 and $419,726 from the supplier for the three months ended March 31, 2012 and 2011, respectively. Milestone owed $956,663 and $1,167,077 to this supplier as of March 31, 2012 and 2011, respectively.

NOTE – 11 SIGNIFICANT CUSTOMERS

Milestone had two customers (distributors) that had approximately 35% and 43% of its net product sales for three months ended March 31, 2012 and 2011, respectively. Milestone had accounts receivable, current and long term, for three customers that amounted to $686,498 and $917,575 representing 53% and 65% of gross accounts receivable as of March 31, 2012 and December 31, 2011, respectively.

Milestone’s sales by product and by geographical region are as follows:

	Three Months Ended March 31,
	2012	2011
Instruments	$568,570	$810,998
Handpieces	1,309,980	1,580,325
Other	42,808	34,665

	$1,921,358	$2,425,988

United States	$870,490	$1,312,566
Canada	143,510	153,124
Other Foreign	907,358	960,298

	$1,921,358	$2,425,988

NOTE – 12 COMMITMENTS AND OTHER

Contract Manufacturing Arrangement

Milestone has informal arrangements for the manufacture of its products. STA, single tooth anesthesia, CompuDent and CompuMed instruments are manufactured for Milestone by Tricor Systems, Inc. pursuant to specific purchase orders. The STA and The Wand Handpiece with Needle is supplied to Milestone by a contractor in the United States, which arranges for its manufacture in China.

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

The technology underlying the SafetyWand and CompuFlo, and an improvement to the controls for CompuDent were developed by the Director of Clinical Affairs and assigned to us. Milestone purchased this technology pursuant to an agreement dated January 1, 2005. The Director will receive additional payments of 2.5% of the total sales of products using certain of these technologies, and 5% of the total sales of products using certain other of the technologies. In addition, the Director is granted, pursuant to the agreement, an option to purchase, at fair market value on the date of the grant, 8,333 shares of the common stock upon the issuance of each additional patent relating to these technologies. If products produced by third parties use any of these technologies (under license from us) then the Director will receive the corresponding percentage of the consideration received by Milestone for such sale or license. Milestone expensed the Director’s royalty fees of $70,122 and $86,532 for the three months ended March 31, 2012 and 2011, respectively. Additionally, Milestone expensed consulting fees to the Director of $39,000 for the three months ended March 31, 2012 and 2011.

In January 2010, Milestone issued a purchase order to Tricor Instruments for the purchase of 12,000 STA Instruments to be delivered over the next three years. The purchase order is for $5,261,640. Milestone will be required to make periodic payments over the next eighteen months to purchase the parts necessary to complete this production. As of March 31, 2012, Milestone’s production and sales of instruments to this commitment has been delayed. Consequently, advances to contractor has been classified as current and long term at March 31, 2012.

Other Events

Milestone entered into a finder’s agreements with selected individuals for the purpose of identifying and closing medical device Medical Joint Venture. As of March 31, 2012, none of the potential agreements has been consummated and therefore no expenses have been incurred.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussions of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Form 10-Q. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements, within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

In 2012, Milestone remains focused on advancing efforts to achieve our two primary objectives; those being:

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

STA Instrument Awards — Industry Recognition

In July 2010, the STA Instrument was recognized as one of “Dentistry Today’s” Top 100 Products for the third consecutive year. This honor is significant because it is unprecedented in Milestone’s history and serves to support our objective of establishing our instrument as the new global standard of care for painless dental injections.

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

Global Distribution Network

North America Market

The STA Instrument and related hand pieces are marketed to the dental industry in the United States and Canada by many of the nation’s leading dental supply companies, including Henry Schein, Inc., Patterson Dental Supply, Atlanta Dental, Benco Dental, Burkhart Dental, Darby Dental Supply, Dental Health Products, Goetze Dental, Iowa Dental, Nashville Dental and Newark Dental. In Canada, our independent distributors include Henry Schein Canada, Patterson Dental Canada, Hanasmed, Mediclub, and Specialty Dental.

In the third quarter of 2010, Milestone added a Domestic Sales Director to refocus our attention on the USA and Canadian markets. The mission of the Domestic Sales Director is to grow our business through marketing our STA Instrument to Dental Group Practices, as well as individual dental practitioners. Through direct marketing to the Dental Group Practices and utilizing a group of independent hygienists, the instrument and handpiece sales should increase substantially in the future. Milestone signed on its first Group Dental Practice in January 2011, Towncare Dental.

International Market

On the global front, we also have granted exclusive marketing and distribution rights for the STA Instrument to select dental suppliers in various international regions in Asia, Africa, South America and Europe. They include Istrodent in South Africa and Unident in the Scandinavian countries of Denmark, Sweden, Norway and Iceland.

In April 2009, we signed an Exclusive Distribution and Marketing Agreement with China National Medicines Corporation, d/b/a Sinopharm, which is China’s largest domestic manufacturer, distributor and marketer of pharmaceuticals and importer of medical devices and the country’s largest domestic distributor of dental anesthetic carpules to the Chinese dental industry. Prior to the end of 2009, China National Medicines issued Milestone a blanket purchase order for 12,000 STA instruments to be delivered over 36 months, thereby marking Milestone’s initial penetration into China’s emerging dental market.

As of March 31, 2012, China National Medicine has not received the appropriate registration approval from the regulatory body in China, therefore, shipment of STA instruments and handpieces have been suspended pending the approval to sell and distribute these products in China. It is expected that the approval by the appropriate Chinese regulatory body will be received in 2012.

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

Shortly before the end of the second quarter 2009, we announced that we were refining our international marketing strategy to gain greater access to and penetration of the international dental markets for the STA Instrument, CompuDent and related disposable hand pieces. The new sales strategy provides for increasing hands-on oversight and support of our existing international distribution network, while also attracting new distributors throughout Europe, Asia and South America. To assist in this endeavor, Milestone added in the spring of 2010 an International Sales Director to focus on growth of our products outside the USA and Canada. The new addition to Milestone’s staff has proven to be a positive improvement to our sales and marketing effort outside the USA and Canada.

In July 2011, we entered into a definitive medical joint venture agreement (the “Medical Joint Venture”), with Beijing 3H (Heart-Help-Health) Scientific Technology Co., Ltd. (Beijing 3H) for the development, commercialization, manufacture and marketing of epidural and intra-articular injection medical instruments. Milestone and Beijing 3H has a 50% interest in the Medical Joint Venture. The shareholders of Beijing 3H are a number of individuals, including a large shareholder in Milestone who is also the principal of a supplier to Milestone.

The Medical Joint Venture provides for Milestone’s contribution of an exclusive worldwide royalty-free license to use its patents. Beijing 3H will contribute $1.5 million to the Medical Joint Venture to design and develop two commercial instrument and related disposables using Milestone’s CompuFlo® technology and disposables. Milestone will have distribution responsibility in the U.S. and Canada while Beijing 3H will distribute products exclusively in the People’s Republic of China (PRC), Macao, Hong Kong and other regions of Asia. As of March 31, 2012, Beijing 3H did contributed $1,000,000 to the Medical Joint Venture and the development project has been initiated. Additionally, in April 2012, the final payment of $500,000, (total $1.5 million received), was made and received by Milestone, by the joint venture partners.

Segmented Sales Performance

The following table shows a breakdown of Milestone’s product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Three Months Ended March 31,
	2012		2011
DOMESTIC
Instruments	$156,682	18.0%	$355,972	27.1%
Handpieces	683,080	78.5%	936,049	71.3%
Other	30,728	3.5%	20,545	1.6%

Total Domestic	$870,490	100.0%	$1,312,566	100.0%

INTERNATIONAL
Instruments	$411,888	39.2%	$455,026	40.9%
Handpieces	626,900	59.7%	644,276	57.9%
Other	12,080	1.1%	14,120	1.2%

Total International	$1,050,868	100.0%	$1,113,422	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$870,490	45.3%	$1,312,566	54.1%
International	1,050,868	54.7%	1,113,422	45.9%

Total Product Sales	$1,921,358	100.0%	$2,425,988	100.0%

Milestone earned gross profits of 65% and 64% for the three months ended March 31, 2012 and 2011, respectively. However, our revenues and related gross profits have not been sufficient to support our overhead, new product introduction and research and development expenses. Although Milestone anticipates expending funds for research and development in 2012, these amounts will vary based on the operating results for each quarter. Milestone has incurred operating losses since its inception. Milestone is actively pursuing the generation of sustainable positive cash flows from operating activities through increases in revenue, to be derived from a change in the business model in U.S. and Canada. This change in business model incorporates a team of local dental hygienists training and educating the respective dentist in their territories. The business model replaces Milestone’s sale force and third party manufacturer’s representatives business model.

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

Investment in Medical Joint Venture

We entered into a Medical Joint Venture with a third party for the development and commercialization of two medical products. We own fifty percent of the Medical Joint Venture and has recorded its investment on the equity basis of accounting. Milestone proportionate share of expenses incurred by the Medical Joint Venture will be charged to the Statement of Operations on a periodic basis.

Impairment of Long-Lived Assets

Our long lived assets consisting principally patents and trademarks are the base features of the business. We review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. The carrying value of the asset is evaluated in relation to the operating performance and future undiscounted cash flows of the underlying assets.

Revenue Recognition

Revenue from product sales is recognized net of discounts and allowances to domestic distributor on the date of shipment for essentially all shipments, since the shipment terms are FOB warehouse. We will recognize revenue on date of arrival of the goods at the customer’s location where shipments are FOB destination. Shipments to international distributors are FOB the warehouse and revenue is therefore recognized on shipment. In both cases the price to the buyer is fixed and the collectability is reasonably assured. Further, we have no obligation on these sales for any post installation, set-up or maintenance, these being the responsibility of the buyer. Customer acceptance is considered made at delivery. Milestone’s only obligation after sale is the normal commercial warranty against manufacturing defects if the alleged defective unit is returned within the warranty periods, which have historically been immaterial.

Results of Operations

The consolidated results of operations for the three months ended March 31, 2012 compared to the same three month period in 2011 reflect our focus and development on the Wand/STA Instruments, as well as continuing efforts on identifying collaborative partners for new product development utilizing our CompuFlo technology.

The following table sets forth, for the periods presented, the statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

	Three Months Ended March 31
	2012		2011
Products sales, net	$1,921,358	100%	$2,425,988	100%
Cost of products sold	662,946	35%	879,588	36%

Gross Profit	1,258,412	65%	1,546,400	64%

Selling, general and administrative expenses	1,452,252	76%	1,624,255	85%
Research and development expenses	39,311	2%	43,718	2%

Total operating expenses	1,491,563	78%	1,667,973	87%

Loss from operations	(233,151)	-12%	(121,573)	-6%
Other income - interest & expenses	(43,935)	-2%	(20,071)	-1%
Loss on Earnings from Medical Joint Venture	(78,095)	-4%	—	—

Net loss	$(355,181)	-18%	$(141,644)	-7%

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Total product sales for the three months ended March 31, 2012 and 2011 were $1,921,358 and $2,425,988, respectively. The total decrease in product sales of $504,630, or 21%, in 2012 from 2011 is principally the result of decreased domestic revenues. Domestic STA instruments sales decreased by $214,927, in 2012 from 2011. This decrease was due to a longer sales cycle to close a group dental practice in the domestic market. In the domestic market, total handpiece sales decreased by $252,969, or 27% in 2012 over 2011. This decrease is substantially due to an announced handpiece price increase in April 2011. Therefore, customers purchased a higher level of handpieces in March 2011 to take advantage of the lower price. This event did not occur in the quarter ending March 31, 2012. On the international front, instruments sales decreased in the first quarter of 2012 from 2011 by $43,138, or 9.5%, principally due to slower market penetration for the CompuDent/Wand Plus Instruments in existing international countries. Significant new market countries for the STA Instruments have not come on board in the quarter ending March 31, 2012. Internationally, handpiece sales decreased by $17,376, or 2.7% due to a decrease in Wand handpieces sales of $90,516 in 2012 over 2011. STA handpiece sales increased by $73,140, or 58.6% for the first quarter 2012 over 2011. The decrease in Wand handpiece revenues are the result of production issues that are currently being resolved.

Cost of products sold for the three months ended March 31, 2012 and 2011 were $662,946 and $879,588, respectively, a decrease of $216,642, or 24.6%.

For the three months ended March 31, 2012, Milestone generated a gross profit of $1,258,412, or 65%, as compared to a gross profit of $1,546,400, or 64%, for the three months ended March 31, 2011. The total decrease in gross profit dollars of $287,988 is primarily due to a decrease in domestic revenue sales.

Selling, general and administrative expenses for the three months ended March 31, 2012 and 2011 were $1,452,252 and $1,624,255, respectively. This reduction in expenses of $172,003, or 10.6%, is described in the following sections of this report. Milestone continues to focus on controlling expenses in all categories. The first quarter of 2012 noted several decreases to continue on our planned business model change to the training and education hygienist program. First, trade show and related expenses (travel, fees and staffing) decreased by approximately $49,000 as Milestone targeted this venue as a more costly method to present our Wand/STA Instrument. Milestone has decided to focus our attention to the national shows that are more focused on larger attendance by the individual as well as dental practice groups. Sales expenses also decreased during the first quarter of 2012 principally in travel costs as Milestone’s two sales director focus on opening new targeted markets and expanding our distributor sales. Salaries decreased by approximately $13,000 in this quarter over the comparable quarter in the prior year. Legal fees decreased by approximately $1,600 in the aggregate for routine litigation and patent annuities. Other expenses for the quarter decreased by approximately $88,000, as compared to the same period in 2011. The decrease was primarily due to an approximately $30,000 reduction on the reserve for bad debts, as Milestone reversed a portion of the bad debt reserve based on payments made by a Chinese distributor in the first quarter of 2012. In 2011, the contractual threshold was achieved in January. The international commission increased by approximately $61,000 as the higher contractual threshold commission rate was achieved in February 2012. Stock Based Compensation decreased by approximately $38,000 and insurance and medical decreased by approximately $19,000. International travel cost decreased by approximately $11,000 and officer benefits decreased by approximately $12,000.

Research and development expenses for the three months ended March 31, 2012 and 2011 were $39,311 and $43,718, respectively, a decrease of $4,407, or 10%.

The loss from operations for three months ended March 31, 2012 and 2011 were $233,151 and $121,573, respectively. The $111,578, or 92%, increase is explained above.

Interest expense was $42,403 and the amortization of debt issuance cost was $1,532 relating to the conversion of the $1.3 million line of credit into common stock in December 2009 was charged for the three months ended March 31, 2012, compared to $19,372 and $699, respectively, for the same period in 2011, (see Note 8 to the financials). Additionally, Milestone accrued interest expense of $21,901 for the overdue accounts payable balance to the instrument manufacturer at March 31, 2012.

Loss on the Medical Joint Venture of $78,095 for the quarter ending March 31, 2012 is due to development cost on the medical devices incurred by the Medical Joint Venture during the quarter.

For the reasons explained above, net loss for the three months ended March 31, 2012 was $355,181 as compared to a net loss of $141,644 for the three months ended March 31, 2011. The $213,537, or 150.8%, increase in net loss is primarily a result of a decrease in gross margin dollars of $287,988 offset by a decrease in selling, general and administrative expenses of $172,003, a reduction in research and development expense of $4,407 and the non-cash Loss on the Medical Joint Venture of $78,095.

Liquidity and Capital Resources

As of March 31, 2012, Milestone had cash and cash equivalents of $112,986 and a negative working capital of $1,164,103. Milestone had net losses of $355,181 and $141,644 for the three months ended March 31, 2012 and 2011, respectively. The negative working capital of $1,164,103 in 2012 was the continued result of delay in obtaining regulatory approval to sell our instruments and handpieces in China. Based on the initial purchase order from our distributor in China in 2009, Milestone ramped up purchasing of parts in anticipation of significant sales in 2010 and future years. As a result of the delay in shipping, the advances to contract manufacturer has decreased, (current and long term), at March 31, 2012 as compared to December 31, 2011. Additionally, the accounts payable due these suppliers has also decreased to $1,494,025 as of March 31, 2012. This represents a $257,733 decrease over December 31, 2011. And finally, the accounts receivable from the China distributor has been classified between current and long term net of a reserve of doubtful accounts of $473,674.

As a result there was a decrease in negative working capital at March 31, 2012, of $146,832, consisting of a net current asset decrease of $288,853. The significant current asset changes are: current accounts receivable decreased by $85,005, cash increased by $16,662, utilized in operations and to pay for parts required for the China production and inventory decreased by $201,321. Current liabilities decreased by $435,685.

Milestone has also incurred a decrease in noncurrent advances to contract manufacturer of $95,841. Milestone continues to take positive steps to maintain adequate inventory levels and advances to contract manufacturers to maintain available inventory to meet our domestic and international sales requirements. Cash flows from operating activities for the three months ended March 31, 2012 and 2011 were a negative $123,188 and $482,401, respectively.

For the three months ended March 31, 2012, our net cash used in operating activities was $123,188. This was attributable primarily to a net loss of $355,181 adjusted for noncash items of $102,897, principally common stock and options issued for compensation, consulting and vendor services, and changes in operating assets and liabilities of $129,096.

For the three months ended March 31, 2012, $150,000 was provided by financing activities. 107,143 shares of common stock in an offshore offering of its common stock at $1.40 per share and raised gross proceeds of $150,000.

Milestone has incurred operating losses and negative cash flows from operating activities since its inception, except for 2009. Milestone did not achieve positive cash flow in 2011. Milestone is actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of March 31, 2012, Milestone believes that it does not have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. However, if Milestone requires a need for a higher level of marketing and sales effort, or if Milestone is unable to continue generating positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that Milestone will be able to continue to achieve positive operating cash flows or that additional capital can be raised on the terms and conditions satisfactory to Milestone if at all. If additional capital is required and it cannot be raised, then Milestone would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost savings measures, any of which might negatively affect Milestone’s operating results.

Milestone’s recurring losses and negative operating cash flows raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Milestone’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of Milestone’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, Milestone’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of March 31, 2012 are effective to ensure that information required to be disclosed in the reports Milestone files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Milestone’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

There were no changes in Milestone’s internal control over financial reporting identified in connection with the evaluation that occurred during Milestone’s last fiscal quarter ended March 31, 2012 that have materially affected, or that are reasonably likely to materially affect, Milestone’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In the quarter ended March 31, 2012, Milestone issued total 136,800 shares valued at $162,000 as follows:

	Shares	$
Shares issued for Employee Compensation	20,833	$7,500
Shares issued for services	8,824	4,500
Sale of Common Stock	107,143	150,000

	136,800	$162,000

These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and a legend restricting the sale, transfer, or other disposition of these shares other than in compliance with the Act was imprinted on stock certificates evidencing the shares.

ITEM 3. DEFAULT UPON SENIOR SECURTIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Operating Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Operating Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

**	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILESTONE SCIENTIFIC INC.

/s/ Leonard Osser
Leonard Osser Chief Executive Officer

/s/ Joseph D’Agostino
Joseph D’Agostino Chief Operating Officer Chief Financial Officer

Date: May 10, 2012