Form 10-Q
period 2012-06-30
MILESTONE SCIENTIFIC INC.
filed 2012-08-09
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 9, 2012, the Issuer had a total of 16,275,525 shares of Common Stock, $.001 par value outstanding.

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

MILESTONE SCIENTIFIC INC.

CONDENSED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$121,802	$96,324
Accounts receivable, net of allowance for doubtful accounts of $180,311 in 2012 and $182,880 in 2011	1,081,633	1,154,459
Inventories	514,337	790,494
Advances to contract manufacturer, current	940,318	952,558
Prepaid expenses and other current assets	297,423	304,180

Total current assets	2,955,513	3,298,015
Accounts receivable-long term, net of allowance for doubtful accounts of $296,473 as of June 30, 2012 and $372,000 as of December 31, 2011	206,623	261,256
Advances to contract manufacturer, non current	2,294,213	2,453,948
Investment in distributor, at cost	76,319	76,319
Investment in Joint Venture	—	124,179
Furniture, Fixtures & Equipment net of accumulated depreciation of $454,966 as of June 30, 2012 and $446,484 as of December 31, 2011	44,873	52,309
Patents, net of accumulated amortization of $382,195 as of June 30, 2012 and $344,238 as of December 31, 2011	673,359	698,357
Other assets	9,816	27,819

Total assets	$6,260,716	$6,992,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,085,527	$3,931,531
Accrued expenses and other payables	833,938	677,419

Total current liabilities	3,919,465	4,608,950

Long-term Liabilities:
Notes Payable-net of discount of $3,065 in December 2011	450,000	446,935

Total long-term liabilities	450,000	446,935

Commitments and Contingencies
Stockholders’ Equity
Common stock, par value $.001; authorized 50,000,000 shares; 16,275,525 shares issued 1,472,671 shares to be issued and 16,242,192 shares outstanding as of June 30, 2012; 15,556,878 shares issued, 1,501,457 shares to be issued, and 15,523,545 shares outstanding as of December 31, 2011	17,748	17,058
Additional paid-in capital	64,164,803	63,690,837
Accumulated deficit	(61,379,784)	(60,860,062)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)

Total stockholders’ equity	1,891,251	1,936,317

Total liabilities and stockholders’ equity	$6,260,716	$6,992,202

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Product sales, net	$2,326,976	$2,464,119	$4,248,334	$4,890,107
Cost of products sold	854,005	868,074	1,516,951	1,747,663

Gross profit	1,472,971	1,596,045	2,731,383	3,142,444

Selling, general and administrative expenses	1,487,076	1,801,668	2,939,326	3,425,924
Research and development expenses	39,502	56,225	78,814	99,943

Total operating expenses	1,526,578	1,857,893	3,018,140	3,525,867

Loss from operations	(53,607)	(261,848)	(286,757)	(383,423)
Other expenses
Interest expense	(63,318)	(34,686)	(105,721)	(54,057)
Interest-Amortization of debt issuance	(1,532)	(1,532)	(3,065)	(2,231)
Loss on Earnings from Joint Venture	(46,084)	—	(124,179)	—

Total other expenses	(110,934)	(36,218)	$(232,965)	$(56,288)

Net loss applicable to common stockholders	$(164,541)	$(298,066)	$(519,722)	$(439,711)

Net loss per share applicable to common stockholders - Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted average shares outstanding and to be issued - Basic and diluted	15,975,822	15,046,728	15,796,754	15,005,260

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2012

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balance, January 1, 2012	17,058,335	$17,058	$63,690,837	$(60,860,062)	$(911,516)	$1,936,317
Options issued to employees and consultants	—	—	93,064	—	—	93,064
Common stock issued for director’s compensation	155,172	155	44,845			45,000
Common stock issued for payment of consulting services to settle accounts payable	310,358	310	116,907	—	—	117,217
Common stock issued for payment of employee compensation	50,521	51	19,324	—	—	19,375
Sale of Common Stock	107,143	107	149,893			150,000
Common stock to be issued for payment of bonus compensation	66,667	67	49,933	—	—	50,000
Net loss	—	—	—	(519,722)	—	(519,722)

Balance, June 30, 2012	17,748,196	$17,748	$64,164,803	$(61,379,784)	$(911,516)	$1,891,251

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(519,722)	$(439,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	10,047	10,776
Amortization of patents	37,957	42,830
Amortization of debt discount	3,065	2,231
Common stock and options issued for compensation, consulting and vendor services	204,156	155,097
Bad debt expense	(78,096)	(36,000)
Loss on Earning on Medical Joint Venture	124,179	—
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	205,555	(749,485)
Decrease in inventories	276,157	389,359
Decrease (Increase) to advances to contract manufacturer	171,975	(931,125)
Decrease to prepaid expenses and other current assets	44,257	4,634
Decrease in other assets	18,003	33,338
(Decrease) Increase in accounts payable	(846,004)	434,478
Increase in accrued expenses and other payables	239,519	558,600

Net cash used in operating activities	(108,952)	(524,978)

Cash flows from investing activities:
Purchases of property and equipment	(2,611)	(6,265)
Payment for patent rights	(12,959)	(22,247)

Net cash used in investing activities	(15,570)	(28,512)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	25,000
Proceeds from issuance of common stock	150,000	—

Net cash provided by financing activities	150,000	25,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,478	(528,490)
Cash and cash equivalents at beginning of period	96,324	627,082

Cash and cash equivalents at end of period	$121,802	$98,592

Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$23,000

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2012

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

In the opinion of Milestone, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone’s financial position as of June 30, 2012 and the results of its operations for the three and six months then ended.

The results reported for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations which may be expected for a full year.

Milestone had a negative cash flow from operating activities for the six months ending June 30, 2012 and 2011 of $108,952 and $524,978, respectively. At June 30, 2012, Milestone had cash and cash equivalents of $121,802 and a negative working capital of $963,952. Milestone borrowed $450,000 in 2008 from a shareholder, with a due date of January 2009. This borrowing was refinanced at December 31, 2008 and June 3, 2011 and refinanced again in May 2012, the due date was extended to January 3, 2014. Milestone is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of June 30, 2012, Milestone does not expect to have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. Milestone may require the need for a higher level of marketing and sales efforts that at present it cannot fund. If Milestone is unable to generate positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that Milestone will be able to achieve positive operating cash flows or that traditional capital can be raised on terms and conditions satisfactory to Milestone, if at all. If positive cash flow cannot be achieved or if additional capital is required and it cannot be raised, then Milestone would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect Milestone’s operating results.

Milestone’s recurring losses raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Recent Accounting Pronouncements

In 2012 we adopted the amended provisions of the Fair Value Measurement topic of the FASB Codification. This amendment provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This topic changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The changes in principles and enhanced disclosures, where material, are included in Note 2 to the Consolidated Financial Statements.

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an amendment to Topic 350-Intangibles- Goodwill and Other. This amendment is intended to simplify how entities test indefinite lived assets for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative impairment test described in Topic 350. No further testing is required if the qualitative factors indicate that it is not more likely than not that the indefinite-lived intangible asset is impaired. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect this amendment to have any significant impact on the current year.

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

Since Milestone had net losses for 2012 and 2011, the assumed effects of the exercise of outstanding stock options and warrants, and the conversion of convertible debt were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options and warrants totaled 1,502,614 and 1,258,503 at June 30, 2012 and 2011, respectively.

NOTE – 3 ACCOUNTS RECEIVABLE – CURRENT AND LONG TERM

Milestone sells a significant amount of its product on credit terms to its major distributors. Milestone estimates losses from the inability of its customers to make payments on amounts billed. A majority of credit sales are due within ninety days from invoicing. In 2010, Milestone shipped a significant order to a major international distributor. At the time of the shipment, regulatory approval to sell the product in the respective country was in process. Obtaining such regulatory approval was not a condition of the purchase order and sale to the distributor. The regulatory approval has been delayed and as such the customer has not paid the full amount of the invoiced shipment. Milestone is receiving periodic payments from the international distributor. Based on the periodic payment plan agreed to by the international distributor, Milestone has recorded a long term net accounts receivable of $206,623 as of June 30, 2012. The current portion of this net accounts receivable is $98,569. Milestone reserved $437,904 of the total accounts receivable from this distributor as of June 30, 2012.

NOTE – 4 INVESTMENT IN MEDICAL JOINT VENTURE

In March 2011, Milestone entered into an agreement with a People’s Republic of China (“PRC”) entity (Beijing 3H) to establish a Medical Joint Venture entity in the PRC to develop intra-articular and epidural drug delivery instruments utilizing Milestone’s patented CompuFlo technology. Beijing 3H Scientific Technology Co. Ltd, agreed to contribute up to $1.5 million to this Medical Joint Venture entity, based on progress reports from Milestone and subject to refund if the instruments are not developed because of technological problems within 30 months of the inception date. Milestone evaluates the technological feasibility of the products to be developed using the CompuFlo technology periodically and at every reporting date, to establish if circumstances indicate that the technology continues to be feasible. Based on the available evidence Milestone concluded that the contingency associated with the return of capital to Beijing 3H would be remote as of June 30, 2012 and accordingly no amounts have been accrued in the accompanying financial statements relating to this contingency. Milestone, with the consent of Beijing 3H, organized a domestic research and development corporation to which its Beijing 3H completed a capital contribution of $1,500,000. The Medical Joint Venture entity is owned fifty percent by the Beijing 3H and fifty percent by Milestone. Milestone contributed an exclusive worldwide royalty-free license to use CompuFlo technology to the Medical Joint Venture which has been valued at approximately $245,000 and has accounted for its investment in the Medical Joint Venture using the equity method of accounting.

Milestone will have distribution responsibility in the U.S. and Canada and the rest of the world, while Beijing 3H will distribute products exclusively in the PRC, Macao, Hong Kong and other regions of Asia. As of June 30, 2012, Bejing 3H did contribute $1,500,000 to the Medical Joint Venture and the development project has been initiated.

The Medical Joint Venture reimbursed Milestone approximately $105,000 for previously incurred research and development expenses, which has been included as a credit to research and development expenses in the accompanying statement of operations in March 2011. The Medical Joint Venture’s expenses for the six months ending June 30, 2012 were approximately $428,000 of which Milestone’s share of approximately $124,000 has been included in the accompanying statement of operations as the proportionate share of losses from the Medical Joint Venture. As of June 30, 2012, Milestone has reduced its Investment to Medical Joint Venture to zero. The additional amount of the loss on Medical Joint Venture, approximately $89,000, has not been charged to the statement of operations as of June 30, 2012. This additional, plus future losses on the Medical Joint Ventures, will not be charged to the statement of operations as Milestone has not guaranteed to fund future obligations of the Medical Joint Venture in excess of this equity contribution. Further, Milestone was authorized by the Medical Joint Venture to manage and oversee the development of the two products for the Medical Joint Venture. In connection with this, Milestone also entered into an agreement with a significant vendor to develop the two instruments included in the Medical Joint Venture.

NOTE – 5 STOCK OPTION PLANS

A summary of option activity for employees under the plans and changes during the six months ended June 30, 2012, is presented below:

	Number of Options	Weighted Averaged Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value
Outstanding, January 1, 2012	1,139,282	$0.89	3.62	$1,000
Granted	133,333	0.75	4.53	—
Exercised	—	—	—	—
Forfeited or expired	60,000	1.68	—	—
Outstanding, June 30, 2012	1,212,615	0.84	3.44	3,944
Exercisable, June 30, 2012	624,291	0.80	2.67	2,083

Milestone recognizes compensation expense on a straight line basis over the requisite service period. During the six months ended June 30, 2012, Milestone recognized $58,505 of total compensation cost. As of June 30, 2012, there was $159,409 of total unrecognized compensation cost related to non-vested options which Milestone expects to recognize over a weighted average period of 2.75 years. A six percent rate of forfeiture is assumed in the calculation of the compensation cost for the period.

Expected volatilities are based on historical volatility of Milestone’s common stock over a period commensurate with anticipated term. Milestone uses historical data to estimate option exercise and employee termination within the valuation model.

A summary of option activity for non-employees under the plans and changes during the six months ended June 30, 2012, is presented below:

	Number of Options	Weighted Averaged Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value
Outstanding, January 1, 2012	414,999	1.87	1.43	12,000
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	125,000	1.77	—	—
Outstanding, June 30, 2012	289,999	1.91	1.51	13,000
Exercisable, June 30, 2012	274,443	1.96	1.44	13,000

During the six months ended June 30, 2012, Milestone recognized $1,559 of expenses related to non-employee options that vested during the year. The total unrecognized compensation cost related to non-vested options was $700 as of June 30, 2012. A six percent rate of forfeiture is assumed in the calculation of the compensation cost for the period.

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

NOTE – 6 CONCENTRATION OF CREDIT RISK

Milestone’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable, and advances to contract manufacturer. Milestone places its cash and cash equivalents with large financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone to credit risk consist principally of trade accounts receivable, as Milestone does not require collateral or other security to support customer receivables, and advances to contract manufacturer. Milestone entered into a purchase agreement with a vendor to supply Milestone with 5,000 instruments of CompuDent, (653 remaining on the purchase order) and 12,000 STA Instruments (9,019 remaining on the purchase order). As part of these agreements, Milestone has advanced approximately $3,235,000 and $3,407,000 to the vendor for purchase of materials at June 30, 2012 and December 31, 2011, respectively. The advance will be credited to Milestone as the goods are delivered. Milestone does not believe that significant credit risk exists with respect to this advance to the contract manufacturer.

Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management has provided a reserve that it believes is sufficient record accounts receivable at net realizable value as of June 30, 2012 and December 31, 2011.

NOTE – 7 ADVANCES TO CONTRACT MANUFACTURER

The net advances to contract manufacturer represent funding of future STA, CompuDent and Wand Plus inventory purchases. The balance of the net advances as of June 30, 2012 and December 31, 2011 is $3,234,531 and $3,406,506, respectively. The portion of this advance expected to be utilized in the next twelve months is classified as current asset, with the remainder classified as non-current asset. Milestone has an outstanding accounts payable of $1,199,246 and $1,751,758 at June 30, 2012 and December 31, 2011, respectively to the contract manufacturer specifically related to the advances. Milestone is making monthly payments to the contract manufacturer.

Additionally, Milestone has an agreement with the manufacturer of the CompuDent and STA instruments to accrue interest on their outstanding accounts payable balance. For the three months ending June 30, 2012 and 2011, the interest expense for this indebtness was $$41,239 and $14,836, respectively. For the six months ending June 30, 2012 and 2011, the interest expense for this indebtness was $62,140 and $14,846, respectively.

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

Interest expense for the six months ended June 30, 2012 and 2011 was $42,277 and $39,231, respectively. Accrued interest payable, (included in accrued expenses payable), related to these lines of credit were $311,823 and $269,547 at June 30, 2012 and December 31, 2011, respectively. The charge for amortization of Debt Discount related to the outstanding line of credit is $3,065 and $2,231 for the six months ended June 30, 2012 and June 30, 2011, respectively.

NOTE – 9 STOCK ISSUANCE

During the six months ended June 30, 2012, Milestone issued 107,143 shares of common stock in an offshore offering, at $1.40 per share and raised gross proceeds of $150,000. Milestone issued 8,824 shares of common stock valued at $4,500 to one party in connection with the consulting services provided on the sale of common stock. Additionally, 50,521 shares of common stock valued at $19,375 were issued for payment of employee compensation in the six months ended June 30, 2012. The Company issued 155,172 (51,724 shares to each of the non-employee directors), to the members of the Company’s Board of Directors as partial compensation, (full year is $30,000 per director), for serving on the Board for the 2012-2013 period. The cost of the compensation was $45,000 or $.29 per share. 72,000 shares of common stock valued at $20,880 were issued to legal counsel for payment. Additionally, 229,534 shares valued at $91,237 for payment of consulting services.

NOTE – 10 RELATED PARTY

A five percent shareholder of Milestone is also a shareholder of a major supplier of handpieces to Milestone. In addition, he is an investor in the PRC entity, Beijing 3H, which entered into a Medical Joint Venture agreement with Milestone.

Milestone purchased $845,628 and $816,278 from the supplier for the six months ended June 30, 2012 and 2011, respectively. Milestone owed $1,058,912 and $943,313 to this supplier as of June 30, 2012 and 2011, respectively.

NOTE – 11 SIGNIFICANT CUSTOMERS

Milestone had two customers (distributors) that had approximately 34% and 43% of its net product sales for six months ended June 30, 2012 and 2011, respectively. Milestone had accounts receivable, current and long term, for three customers that amounted to $601,059 and $917,575 representing 47% and 65% of gross accounts receivable as of June 30, 2012 and December 31, 2011, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011
Instruments	$559,167	$1,153,534	Instruments	$1,127,737	$1,964,532
Handpieces	1,729,302	1,279,643	Handpieces	3,039,282	2,859,967
Other	38,507	30,942	Other	81,315	65,608

	$2,326,976	$2,464,119		$4,248,334	$4,890,107

United States	$1,043,646	$1,365,685	United States	$1,914,136	$2,678,252
Canada	193,336	151,383	Canada	336,846	304,508
Other Foreign	1,089,994	947,051	Other Foreign	1,997,352	1,907,347

	$2,326,976	$2,464,119		$4,248,334	$4,890,107

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

The technology underlying the SafetyWand and CompuFlo, and an improvement to the controls for CompuDent were developed by the Director of Clinical Affairs and assigned to us. Milestone purchased this technology pursuant to an agreement dated January 1, 2005. The Director will receive additional payments of 2.5% of the total sales of products using certain of these technologies, and 5% of the total sales of products using certain other of the technologies. In addition, the Director is granted, pursuant to the agreement, an option to purchase, at fair market value on the date of the grant, 8,333 shares of the common stock upon the issuance of each additional patent relating to these technologies. If products produced by third parties use any of these technologies (under license from us) then the Director will receive the corresponding percentage of the consideration received by Milestone for such sale or license. Milestone expensed the Director’s royalty fees of $151,657 and $173,866 for the six months ended June 30, 2012 and 2011, respectively. Additionally, Milestone expensed consulting fees to the Director of $78,000 for the six months ended June 30, 2012 and 2011.

In January 2010, Milestone issued a purchase order to Tricor Instruments for the purchase of 12,000 STA Instruments to be delivered over the next three years. The purchase order is for $5,261,640. Milestone will be required to make periodic payments over the next eighteen months to purchase the parts necessary to complete this production. As of June 30, 2012, Milestone’s production and sales of instruments to this commitment has been delayed. Consequently, advances to contractor has been classified as current and long term at June 30, 2012.

Other Events

Milestone entered into a finder’s agreements with selected individuals for the purpose of identifying and closing medical device Medical Joint Venture. As of June 30, 2012, none of the potential agreements has been consummated and therefore no expenses have been incurred.

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

Global Distribution Network

North America Market

The STA Instrument and related hand pieces are marketed to the dental industry in the United States and Canada by many of the nation’s leading dental supply companies, including Henry Schein, Inc., Patterson Dental Supply, Atlanta Dental, Benco Dental, Burkhart Dental, Darby Dental Supply, Dental Health Products, Goetze Dental, Iowa Dental, Nashville Dental and Newark Dental. In Canada, our independent distributors include Henry Schein Canada, Patterson Dental Canada, Hanasmed, Mediclub and Specialty Dental.

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

As of June 30, 2012, China National Medicine has not received the appropriate registration approval from the regulatory body in China, therefore, shipment of STA instruments and handpieces have been suspended pending the approval to sell and distribute these products in China. It is expected that the approval by the appropriate Chinese regulatory body will be received by the end of 2012.

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

The Medical Joint Venture provides for Milestone’s contribution of an exclusive worldwide royalty-free license to use its patents. Beijing 3H will contribute $1.5 million to the Medical Joint Venture to design and develop two commercial instrument and related disposables using Milestone’s CompuFlo® technology and disposables. Milestone will have distribution responsibility in the U.S. and Canada while Beijing 3H will distribute products exclusively in the People’s Republic of China (PRC), Macao, Hong Kong and other regions of Asia. As of June 30, 2012, Beijing 3H did contributed $1,500,000 to the Medical Joint Venture and the development project has been initiated.

Segmented Sales Performance

The following table shows a breakdown of Milestone’s product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Three Months Ended June 30,					Six Months Ended June 30,
	2012		2011			2012		2011
DOMESTIC					DOMESTIC
Instruments	$250,698	24.0%	$652,865	47.8%	Instruments	$407,380	21.3%	$1,008,837	37.7%
Handpieces	768,613	73.6%	690,346	50.5%	Handpieces	1,451,693	75.8%	1,626,395	60.7%
Other	24,335	2.4%	22,474	1.7%	Other	55,062	2.9%	43,020	1.6%

Total Domestic	$1,043,646	100.0%	$1,365,685	100.0%	Total Domestic	$1,914,136	100.0%	$2,678,252	100.0%

INTERNATIONAL					INTERNATIONAL
Instruments	$308,469	24.0%	$500,669	45.6%	Instruments	$720,357	30.9%	$955,695	43.2%
Handpieces	960,689	74.9%	589,297	53.6%	Handpieces	1,587,589	68.0%	1,233,572	55.8%
Other	14,172	1.1%	8,468	0.8%	Other	26,252	1.1%	22,588	1.0%

Total International	$1,283,330	100.0%	$1,098,434	100.0%	Total International	$2,334,198	100.0%	$2,211,855	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS					DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$1,043,646	44.8%	$1,365,685	55.4%	Domestic	$1,914,136	45.1%	$2,678,252	54.8%
International	1,283,330	55.2%	1,098,434	44.6%	International	2,334,198	54.9%	2,211,855	45.2%

Total Product Sales	$2,326,976	100.0%	$2,464,119	100.0%	Total Product Sales	$4,248,334	100.0%	$4,890,107	100.0%

Milestone earned gross profits of 63% and 65% for the six months ended June 30, 2012 and 2011, respectively. However, our revenues and related gross profits have not been sufficient to support our overhead, new product introduction and research and development expenses. Although Milestone anticipates expending funds for research and development in 2012, these amounts will vary based on the operating results for each quarter. Milestone has incurred operating losses since its inception. Milestone is actively pursuing the generation of sustainable positive cash flows from operating activities through increases in revenue, to be derived from a change in the business model in U.S. and Canada. This change in business model incorporates a team of local dental hygienists training and educating the respective dentist in their territories. The business model replaces Milestone’s sale force and third party manufacturer’s representatives business model.

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

Investment in Medical Joint Venture

We entered into a Medical Joint Venture with Beijing 3H for the development and commercialization of two medical products. We own fifty percent of the Medical Joint Venture and has recorded its investment on the equity basis of accounting. Milestone proportionate share of expenses incurred by the Medical Joint Venture will be charged to the Statement of Operations on a periodic basis.

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

Results of Operations

The consolidated results of operations for the three and six months ended June 30, 2012 compared to the same three and six months period in 2011 reflect our focus and development on the Wand/STA Instruments, as well as continuing efforts on identifying collaborative partners for new product development utilizing our CompuFlo technology.

The following table sets forth, for the periods presented, the statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Products sales, net	$2,326,976	100%	$2,464,119	100%	$4,248,334	100%	$4,890,107	100%
Cost of products sold	854,005	37%	868,074	35%	$1,516,951	36%	1,747,663	36%

Gross Profit	1,472,971	63%	1,596,045	65%	2,731,382	64%	3,142,444	64%

Selling, general and administrative expenses	1,487,076	64%	1,801,668	73%	2,939,326	69%	3,425,924	70%
Research and development expenses	39,502	2%	56,225	2%	78,814	2%	99,943	2%

Total operating expenses	1,526,578	66%	1,857,893	75%	3,018,140	71%	3,525,867	72%

Loss from operations	(53,607)	-2%	(261,848)	-11%	(286,757)	-7%	(383,423)	-8%
Other income - interest & expenses	(64,850)	-3%	(36,218)	-1%	(108,785)	-3%	(56,288)	-1%
Loss on Earnings from Medical Joint Venture	(46,084)	-2%	—	—	(124,179)	-3%	—	—

Net loss	$(164,541)	-7%	$(298,066)	-12%	$(519,722)	-12%	$(439,711)	-9%

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Total product sales for the three months ended June 30, 2012 and 2011 were $2,326,976 and $2,464,119, respectively. The total decrease in product sales of $137,143, or 6%, in 2012 from 2011 is principally the result of decreased domestic revenues. Domestic STA instruments sales decreased by $389,841 in 2012 from 2011. This decrease was primarily due to a longer sales cycle to close a group dental practice in the domestic market, and a reduction in advertising in the domestic market 2012 compared to the same period in 2011, which we believed caused a reduction in the sale of such instruments for the period. Additionally, in the domestic market, total handpiece sales increased by $78,267, or 11% in 2012 over 2011. On the international front, instruments sales decreased in the second quarter of 2012 from 2011 by $192,200, or 38%, principally due to slower market penetration for the CompuDent/Wand Plus Instruments in existing international countries. Significant new market countries for the STA Instruments have not come on board in the quarter ending June 30, 2012. Internationally, handpiece sales increased by $371,392, or 63% due to an increase in Wand handpieces sales of $272,998 in 2012 over 2011. STA handpiece sales increased by $98,394, or 70.3% for the second quarter 2012 over 2011.

Cost of products sold for the three months ended June 30, 2012 and 2011 were $854,005 and $868,074, respectively, a decrease of $14,069, or 1.6%. However, for the three months ended June 30, 2012, we incurred $47,966 of the airfreight due to delays in manufacturing handpieces. This cost was directly attributable to a recall on needles from a supplier.

For the three months ended June 30, 2012, Milestone generated a gross profit of $1,472,971, or 63%, as compared to a gross profit of $1,596,045, or 65%, for the three months ended June 30, 2011. The total decrease in gross profit dollars of $123,074 is primarily due to a decrease in domestic revenue sales and increased airfreight charges for handpiece deliveries, due to a recall of needles from a domestic supplier. We do not expect this expense to be as significant in the next quarter.

Selling, general and administrative expenses for the three months ended June 30, 2012 and 2011 were $1,487,076 and $1,801,668, respectively. This reduction in expenses of $314,592, or 17.5%, is described in the following sections of this report. Milestone continues to focus on controlling expenses in all categories. The second quarter of 2012 noted several decreases to continue on our planned business model change to the training and education hygienist program. First, trade show and related expenses (travel, fees and staffing) decreased by approximately $42,000 as Milestone targeted this venue as a more costly method to present our Wand/STA Instrument. Milestone has decided to focus our attention to the national shows that are more focused on larger attendance by the individual as well as dental practice groups. Sales expenses also decreased during the second quarter of 2012 principally in travel costs as Milestone’s two sales director focus on opening new targeted markets and expanding our distributor sales. Salaries decreased by approximately $310,000 in this quarter over the comparable quarter in the prior year. The major part of this decrease is the result of a change in the bonus target for our Chief Executive Officer in 2012 as compared to 2011. Legal fees increased by approximately $15,900 in the aggregate for routine litigation and patent annuities. Other expenses for the quarter increased by approximately $19,000, as compared to the same period in 2011. The decrease was primarily due to an approximately $12,000 reduction on the reserve for bad debts, as Milestone reversed a portion of the bad debt reserve based on payments made by a Chinese distributor in the second quarter of 2012. The international commission increased by approximately $9,000. Stock Based Compensation increased by approximately $22,000. International travel cost decreased by approximately $21,000. This decrease in international travel is due to less personnel traveling internationally for the quarter.

Research and development expenses for the three months ended June 30, 2012 and 2011 were $39,502 and $56,225, respectively, a decrease of $16,723, or 30%.

The loss from operations for three months ended June 30, 2012 and 2011 were $53,607 and $261,848, respectively. The $208,241, or 80%, increase is explained above.

Interest expense was $21,437 relating to the converted $1.3 million Line of Credit into common stock in December 2009 and the $450,000 long term note payable was charged for the three months ended June 30, 2012, compared to $19,149, for the same period in 2011, (see Note 8 to the financials). Additionally, Milestone accrued interest expense of $41,239 and $14,846 for the overdue accounts payable balance to the instrument manufacturer at June 30, 2012 and 2011, respectively.

Loss on the Medical Joint Venture of $46,084 for the quarter ending June 30, 2012 is due to development cost on the medical devices incurred by the Medical Joint Venture during the quarter.

For the reasons explained above, net loss for the three months ended June 30, 2012 was $164,541 as compared to a net loss of $298,066 for the three months ended June 30, 2011. The $133,525, or 44.8%, decrease in net loss is primarily a result of a decrease in gross margin dollars of $123,074 offset by a decrease in selling, general and administrative expenses of $314,592, a reduction in research and development expense of $16,722 and an increase in interest expense by $28,633 and the non-cash Loss on the Medical Joint Venture of $46,084.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Total revenues for the six months ended June 30, 2012 and 2011 were $4,248,334 and $4,890,107, respectively. Total revenues decreased by $641,773, or 13%. International revenue increased $122,344, or 5.5%, as compared to the 2011 period. Domestic product revenue decreased $764,117 in 2012, or 28.5%, the decrease is due to the decrease in STA Single Tooth Anesthesia System® instruments sales by $604,070. This decrease was primarily due to a longer sales cycle to close a group dental practice in the domestic market and reduced advertising expenditures during the period. The disposable handpiece sales decreased by $174,702, or 11%. International sales of disposable handpieces increased by $354,017 or 29%.

Cost of products sold for the six months ended June 30, 2012 and 2011 were $1,516,951 and $1,747,663, respectively, a decrease of $230,712, or 13.2%. However for the six months ended June 30, 2012, the Company absorbed $53,342 of the airfreight due to delays in manufacturing handpieces. This cost was directly attributable to a recall on needles from a supplier.

Gross profit for the six months ended June 30, 2012 and 2011 was $2,731,383 or 64%, and $3,142,444, or 64%, respectively. Gross profit dollars in the first six months of 2012 decreased by $411,061, 131% due to a decrease in sales volume and gross profit margin in 2012 over 2011 and the additional airfreight charges as previously noted.

Selling, general and administrative expenses for the six months ended June 30, 2012 and 2011 were $2,939,326 and $3,425,924, respectively. The decrease of $486,598 or 14.2% is primarily attributable to a decrease in Marketing Expenses of $88,254; a decrease in Sales Expenses of $20,335, a decrease in Salary Expenses of $323,324, principally due to a change in the bonus program for our Chief Executive Officer, and a decrease in General and Administrative (G&A) Expenses of $68,893. The Marketing expenses decrease is principally due to a reduction in advertising and media placement costs of $67,336 and tradeshow attendance by $23,078. Sales expenses decrease by $20,335, due to an overall decrease in business travel domestic and international. Also included in the category are the costs related to our independent third party hygienists. Other General and Administrative expenses decreased by $68,893, due to the increased international commission of $69,974, decrease in royalty expense of $22,209, based on reduced international sales and domestic sales. Additionally, recovery of bad debt expense, $42,000, based on partial collection of previously recorded bad debt reserve for an international accounts receivable, a decrease in travel expenses by $39,927, an increase in consulting fees of $34,316 and investment council fee of $32,446.

Research and development expenses for the six months ended June 30, 2012 and 2011 were $78,814 and $99,943, respectively. The decrease of $21,129, or 21%.

The loss from operations for six months ended June 30, 2012 and 2011 were $286,757 and $383,423, respectively. The $96,666, or 25%, decrease is explained above.

Interest expense of $42,277 relating to the converted $1.3 million line of credit into common stock in December 2009 and the $450,000 long term note payable, was charged for the six months ended June 30, 2012, compared to $37,767 for the same period in 2011, (see Note 8 to the financials). Additionally, Milestone accrued interest expense of $62,140 and $14,846 for the overdue accounts payable balance to the instrument manufacturer at June 30, 2012 and 2011, respectively.

For the reasons explained above, net loss for the six months ended June 30, 2012 and 2011 was $519,722 and $439,711, respectively. The $80,011, or 18.2%, increase in net loss is primarily a result of a decrease in gross margin dollars of $411,061 offset by a decrease in selling, general and administrative expenses of $486,598; a reduction in research and development expense of $21,129, an increase in interest expense by $51,656 and the non-cash Loss on the Medical Joint Venture of $124,179.

Working capital as of June 30, 2012 is a negative $963,952, as explained in the following liquidity and capital resources section.

Liquidity and Capital Resources

As of June 30, 2012, Milestone had cash and cash equivalents of $121,802 and a negative working capital of $963,952. Milestone had net losses of $519,722 and $439,711 for the six months ended June 30, 2012 and 2011, respectively. The negative working capital of $963,952 in 2012 was the continued result of delay in obtaining regulatory approval to sell our instruments and handpieces in China. Based on the initial purchase order from our distributor in China in 2009, Milestone ramped up purchasing of parts in anticipation of significant sales in 2010 and future years. As a result of the delay in shipping, the advances to contract manufacturer has decreased, (current and long term), at June 30, 2012 as compared to December 31, 2011. Additionally, the accounts payable due these suppliers has also decreased to $1,199,246 as of June 30, 2012. This represents a $552,512 decrease over December 31, 2011. And finally, the accounts receivable from the China distributor has been classified between current and long term net of a reserve of doubtful accounts of $437,904.

As a result there was a decrease in negative working capital at June 30, 2012, to $963,952, consisting of a net current asset decrease of $342,502. The significant current asset changes are: current accounts receivable decreased by $72,826, cash increased by $25,478, utilized in operations and to pay for parts required for the China production and inventory decreased by $276,157. Current liabilities decreased by $689,485.

Milestone has also incurred a decrease in noncurrent advances to contract manufacturer of $159,735. Milestone continues to take positive steps to maintain adequate inventory levels and advances to contract manufacturers to maintain available inventory to meet our domestic and international sales requirements. Cash flows from operating activities for the six months ended June 30, 2012 and 2011 were a negative $108,952 and $524,978, respectively.

For the six months ended June 30, 2012, our net cash used in operating activities was $108,952. This was attributable primarily to a net loss of $519,722 adjusted for noncash items of $301,308, principally common stock and options issued for compensation, consulting and vendor services, and changes in operating assets and liabilities of $109,462.

For the six months ended June 30, 2012, $150,000 was provided by financing activities. 107,143 shares of common stock in an offshore offering of its common stock at $1.40 per share and raised gross proceeds of $150,000.

Additionally, Milestone received an extension on the maturity date for the $450,000 note until January 3, 2014.

Milestone has incurred operating losses and negative cash flows from operating activities since its inception, except for 2009. Milestone did not achieve positive cash flow in 2011. Milestone is actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of June 30, 2012, Milestone believes that it does not have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. However, if Milestone requires a need for a higher level of marketing and sales effort, or if Milestone is unable to continue generating positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that Milestone will be able to continue to achieve positive operating cash flows or that additional capital can be raised on the terms and conditions satisfactory to Milestone if at all. If additional capital is required and it cannot be raised, then Milestone would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost savings measures, any of which might negatively affect Milestone’s operating results.

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

Item 4. Controls and Procedures

Milestone’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of Milestone’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, Milestone’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of June 30, 2012 are effective to ensure that information required to be disclosed in the reports Milestone files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Milestone’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

There were no changes in Milestone’s internal control over financial reporting identified in connection with the evaluation that occurred during Milestone’s last fiscal quarter ended June 30, 2012 that have materially affected, or that are reasonably likely to materially affect, Milestone’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In the quarter ended June 30, 2012, Milestone issued total 623,194 shares valued at $331,592 as follows:

	Shares	$
Shares issued for director’s compensation	155,172	$45,000
Shares issued for employee compensation	50,521	19,375
Shares issued for services	310,358	117,217
Sale of Common Stock	107,143	150,000

	623,194	$331,592

These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and a legend restricting the sale, transfer, or other disposition of these shares other than in compliance with the Act was imprinted on stock certificates evidencing the shares.

ITEM 3. DEFAULT UPON SENIOR SECURTIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Operating Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Operating Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

**	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILESTONE SCIENTIFIC INC.

/s/ LEONARD OSSER
Leonard Osser
(Principal Executive Officer)

/s/ JOSEPH D’AGOSTINO
Joseph D’Agostino
Chief Operating Officer
(Principal Financial Officer)

Date: August 9, 2012