Form 10-Q
period 2012-09-30
MILESTONE SCIENTIFIC INC.
filed 2012-11-09
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 9, 2012, the registrant had a total of 16,320,418 shares of Common Stock, $.001 par value outstanding.

MILESTONE SCIENTIFIC INC

FORM 10-Q

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

MILESTONE SCIENTIFIC INC.

CONDENSED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$273,526	$96,324
Accounts receivable, net of allowance for doubtful accounts of $179,895 in 2012 and $182,880 in 2011	794,335	1,154,459
Inventories	670,655	790,494
Advances to contract manufacturer, current	940,318	952,558
Prepaid expenses and other current assets	150,943	304,180

Total current assets	2,829,777	3,298,015
Accounts receivable-long term, net of allowance for doubtful accounts of $234,692 as of September 30, 2012 and $372,000 as of December 31, 2011	164,742	261,256
Advances to contract manufacturer, non current	2,150,451	2,453,948
Investment in distributor, at cost	76,319	76,319
Investment in Joint Venture	—	124,179
Furniture, Fixtures & Equipment net of accumulated depreciation of $454,374 as of September 30, 2012 and $446,484 as of December 31, 2011	40,284	52,309
Patents, net of accumulated amortization of $401,335 as of September 30, 2012 and $344,238 as of December 31, 2011	662,789	698,357
Other assets	7,317	27,819

Total assets	$5,931,679	$6,992,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,605,133	$3,931,531
Accrued expenses and other payables	915,152	677,419

Total current liabilities	3,520,285	4,608,950

Long-term Liabilities:
Notes Payable-net of discount of $3,065 at December 2011	450,000	446,935

Total long-term liabilities	450,000	446,935

Commitments and Contingencies
Stockholders’ Equity
Common stock, par value $.001; authorized 50,000,000 shares; 16,353,751 shares issued 1,472,671 shares to be issued and 16,320,418 shares outstanding as of September 30, 2012; 15,556,878 shares issued, 1,501,457 shares to be issued, and 15,523,545 shares outstanding as of December 31, 2011	17,826	17,058
Additional paid-in capital	64,219,717	63,690,837
Accumulated deficit	(61,364,633)	(60,860,062)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)

Total stockholders’ equity	1,961,394	1,936,317

Total liabilities and stockholders’ equity	$5,931,679	$6,992,202

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Product sales, net	$2,129,241	$1,745,876	$6,377,574	$6,635,983
Cost of products sold	625,710	597,528	2,142,661	2,345,191

Gross profit	1,503,531	1,148,348	4,234,914	4,290,792

Selling, general and administrative expenses	1,391,521	1,695,908	4,330,847	5,121,831
Research and development expenses	60,363	(7,403)	139,176	92,540

Total operating expenses	1,451,884	1,688,505	4,470,023	5,214,371

Income (loss) from operations	51,647	(540,157)	(235,110)	(923,579)
Other expenses
Interest expense	(36,497)	(35,622)	(142,217)	(89,679)
Interest-Amortization of debt issuance	—	(1,532)	(3,065)	(3,764)
Loss on Investment in Joint Venture	—	(60,027)	(124,179)	(60,027)

Total other expenses	(36,497)	(97,181)	$(269,461)	$(153,470)

Net income (loss) applicable to common stockholders	$15,151	$(637,338)	$(504,571)	$(1,077,049)

Net income (loss) per share applicable to common stockholders -
Basic and diluted	$0.00	$(0.04)	$(0.03)	$(0.07)

Weighted average shares outstanding and to be issued -
Basic	16,244,800	15,121,221	15,953,925	15,073,725

Diluted	16,369,814	15,121,221	15,953,925	15,073,725

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2012

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance, January 1, 2012	17,058,335	$17,058	$63,690,837	$(60,860,062)	$(911,516)	$1,936,317
Options issued to employees and consultants	—	—	121,181	—	—	121,181
Common stock issued for director’s compensation	155,172	155	44,845			45,000
Common stock issued for payment of consulting services to settle accounts payable	356,490	356	131,861	—	—	132,217
Common stock issued for payment of employee compensation	82,615	83	31,167	—	—	31,250
Sale of Common Stock	107,143	107	149,893			150,000
Common stock to be issued for payment of bonus compensation	66,667	67	49,933	—	—	50,000
Net loss	—	—	—	(504,571)	—	(504,571)

Balance, September 30, 2012	17,826,422	$17,826	$64,219,717	$(61,364,633)	$(911,516)	$1,961,394

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(504,571)	$(1,077,049)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	14,482	16,265
Amortization of patents	57,097	64,459
Amortization of debt discount	3,065	3,764
Common stock and options issued for compensation, consulting and vendor services	281,648	705,497
Bad debt expense	(140,293)	(84,000)
Loss on disposal of equipment	1,604	—
Loss from investment in Joint Venture	124,179	60,027
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	596,931	(58,920)
Decrease in inventories	119,839	253,036
Decrease (Increase) to advances to contract manufacturer	315,736	(890,735)
Decrease to prepaid expenses and other current assets	168,237	56,115
Decrease in other assets	20,503	19,433
(Decrease) Increase in accounts payable	(1,326,398)	257,771
Increase in accrued expenses and other payables	320,733	372,603

Net cash provided by (used in) operating activities	52,792	(301,735)

Cash flows from investing activities:
Purchases of property and equipment	(4,061)	(6,265)
Payments for patent rights	(21,529)	(27,414)

Net cash used in investing activities	(25,590)	(33,679)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	25,000
Proceeds on sale of options rights	—	24,000
Proceeds from the sale of common stock	—	30,000
Proceeds from issuance of common stock	150,000	—

Net cash provided by financing activities	150,000	79,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	177,202	(256,414)
Cash and cash equivalents at beginning of period	96,324	627,082

Cash and cash equivalents at end of period	$273,526	$370,668

Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$23,000

Investment in Joint Venture (contribution of patent rights)	$—	$194,765

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2012

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

In the opinion of Milestone, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone’s financial position as of September 30, 2012 and the results of its operations for the three and nine months ended September 30, 2012 and 2011.

The results reported for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations which may be expected for a full year.

Milestone generated a positive cash flows from operating activities for the nine months ended September 30, 2012 of $52,792 and a negative cash flow from operating activities for the nine months ending September 30, 2011 of $301,735, respectively. At September 30, 2012, Milestone had cash and cash equivalents of $273,526 and a negative working capital of $690,508. Milestone borrowed $450,000 in 2008 from a shareholder, with a due date of January 2009. This borrowing was refinanced at December 31, 2008 and June 3, 2011 and refinanced again in May 2012 the due date was extended to January 3, 2014. Milestone is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of September 30, 2012, Milestone does not expect to have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. Milestone may require the need for a higher level of marketing and sales efforts that at present it cannot fund. If Milestone is unable to generate positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that Milestone will be able to achieve positive operating cash flows or that traditional capital can be raised on terms and conditions satisfactory to Milestone, if at all. If positive cash flow cannot be achieved or if additional capital is required and it cannot be raised, then Milestone would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect Milestone’s operating results.

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

Since Milestone had a net loss for the nine months ended September 30, 2012 and a net loss in 2011, the assumed effects of the exercise of outstanding stock options and warrants, and the conversion of convertible debt were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options and warrants totaled 1,445,614 and 1,330,503 at September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012, 125,014 options were considered dilutive.

NOTE – 3 ACCOUNTS RECEIVABLE – CURRENT AND LONG TERM

Milestone sells a significant amount of its product on credit terms to its major distributors. Milestone estimates losses from the inability of its customers to make payments on amounts billed. A majority of credit sales are due within sixty days from invoicing. In 2010, Milestone shipped a significant order to a major international distributor. At the time of the shipment, regulatory approval to sell the product in the respective country was in process. Obtaining such regulatory approval was not a condition of the purchase order and sale to the distributor. The regulatory approval for the sale of the STA instruments was received in the third quarter of 2012, but the regulatory approval for the handpiece components has been delayed and as such the customer has not paid the full amount of the invoiced shipment. Milestone is receiving periodic payments from the international distributor. Based on the periodic payment plan agreed to by the international distributor, Milestone has recorded a long term net accounts receivable of $164,742 as of September 30, 2012. The current portion of this net accounts receivable is $98,985. Milestone reserved $375,707 of the total accounts receivable from this distributor as of September 30, 2012.

NOTE – 4 INVESTMENT IN MEDICAL JOINT VENTURE

In March 2011, Milestone entered into an agreement with a People’s Republic of China (“PRC”) entity (Beijing 3H), to establish a Medical Joint Venture entity in the PRC to develop intra-articular and epidural drug delivery instruments utilizing Milestone’s patented CompuFlo technology. Beijing 3H Scientific Technology Co., Ltd, agreed to contribute up to $1.5 million to this Medical Joint Venture entity, based on progress reports from Milestone and subject to refund if the instruments are not developed because of technological problems within 30 months of the inception date. Milestone evaluates the technological feasibility of the products to be developed using the CompuFlo technology periodically and at every reporting date to establish if circumstances indicate that the technology continues to be feasible. Based on the available evidence Milestone concluded that the contingency associated with the return of capital to Beijing 3H would be remote as of September 30, 2012 and accordingly no amounts have been accrued in the accompanying financial statements relating to this contingency. Milestone, with the consent of Beijing 3H, organized a domestic research and development corporation to which Beijing 3H completed a capital contribution of $1,500,000. The Medical Joint Venture entity is owned fifty percent by the Beijing 3H and fifty percent by Milestone. Milestone contributed an exclusive worldwide royalty-free license to use CompuFlo technology to the Medical Joint Venture which has been valued at approximately $245,000 and has accounted for its investment in the Medical Joint Venture using the equity method of accounting.

The Medical Joint Venture reimbursed Milestone approximately $105,000 for previously incurred research and development expenses, which has been included as a credit to research and development expenses in the accompanying statement of operations in March 2011. The Medical Joint Venture’s expenses for the nine months ending September 30, 2012 were approximately $631,000 of which Milestone’s share of approximately $124,000 has been included in the accompanying statement of operations as the proportionate share of losses from the Medical Joint Venture. As of September 30, 2012, Milestone has reduced its investment to Medical Joint Venture to zero. The additional amount of the loss on Medical Joint Venture, approximately $191,000 has not been charged to the statement of operations as of September 30, 2012. This additional loss, plus future losses from the Medical Joint Venture, will not be charged to the statement of operations as Milestone has not guaranteed and has no obligation to fund future losses of the Medical Joint Venture in excess of this equity contribution. Further, Milestone was authorized by the Medical Joint Venture to manage and oversee the development of the two products for the Medical Joint Venture. In connection with this, Milestone also entered into an agreement with a significant vendor to develop the two instruments included in the Medical Joint Venture.

NOTE – 5 STOCK OPTION PLANS

A summary of option activity for employees under the plans and changes during the nine months ended September 30, 2012, is presented below:

	Number of Options	Weighted Averaged Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value
Outstanding, January 1, 2012	1,139,282	$0.89	3.62	$1,000
Granted	133,333	0.75	4.28	—
Exercised	—	—	—	—
Forfeited or expired	67,000	1.58	—	—
Outstanding, September 30, 2012	1,205,615	0.84	3.20	55,311
Exercisable, September 30, 2012	657,669	0.82	2.40	25,533

Milestone recognizes compensation expense on a straight line basis over the requisite service period. During the nine months ended September 30, 2012, Milestone recognized $86,158 of total compensation cost. As of September 30, 2012, there was $129,989 of total unrecognized compensation cost related to non-vested options which Milestone expects to recognize over a weighted average period of 2.75 years. A six percent rate of forfeiture is assumed in the calculation of the compensation cost for the period.

Expected volatilities are based on historical volatility of Milestone’s common stock over a period commensurate with anticipated term. Milestone uses historical data to estimate option exercise and employee termination within the valuation model.

A summary of option activity for non-employees under the plans and changes during the nine months ended September 30, 2012, is presented below:

	Number of Options	Weighted Averaged Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value
Outstanding, January 1, 2012	414,999	1.87	1.43	$12,000
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	175,000	2.29	—	—
Outstanding, September 30, 2012	239,999	1.56	1.57	32,200
Exercisable, September 30, 2012	224,443	1.67	1.51	32,200

During the nine months ended September 30, 2012, Milestone recognized $2,023 of expenses related to non-employee options that vested during the year. The total unrecognized compensation cost related to non-vested options was $206 as of September 30, 2012. A six percent rate of forfeiture is assumed in the calculation of the compensation cost for the period.

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

NOTE – 6 CONCENTRATION OF CREDIT RISK

Milestone’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable, and advances to contract manufacturer. Milestone places its cash and cash equivalents with large financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone to credit risk consist principally of trade accounts receivable, as Milestone does not require collateral or other security to support customer receivables, and advances to contract manufacturer. Milestone entered into a purchase agreement with a vendor to supply Milestone with 5,000 instruments of CompuDent, (653 remaining on the purchase order as of September 30, 2012) and 12,000 STA Instruments (8,569 remaining on the purchase order as of September 30, 2012). As part of these agreements, Milestone has advanced approximately $3,091,000 and $3,407,000 to the vendor for purchase of materials at September 30, 2012 and December 31, 2011, respectively. The advance will be credited to Milestone as the goods are delivered. Milestone does not believe that significant credit risk exists with respect to this advance to the contract manufacturer.

Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management has provided a reserve that it believes is sufficient to record accounts receivable at net realizable value as of September 30, 2012 and December 31, 2011.

NOTE – 7 ADVANCES TO CONTRACT MANUFACTURER

The net advances to contract manufacturer represent funding of future STA, CompuDent and Wand Plus inventory purchases. The balance of the net advances as of September 30, 2012 and December 31, 2011 is approximately

$3,091,000 and $3,407,000, respectively. The portion of this advance expected to be utilized in the next twelve months is classified as current asset, with the remainder classified as non-current asset. Milestone has an outstanding accounts payable of approximately $913,000 and $1,752,000 at September 30, 2012 and December 31, 2011, respectively to the contract manufacturer specifically related to the advances. Milestone is making monthly payments to the contract manufacturer.

Additionally, Milestone has an agreement with the manufacturer of the CompuDent and STA instruments to accrue interest on their outstanding accounts payable balance. For the three months ending September 30, 2012 and 2011, the interest expense for this indebtness was $13,805 and $15,245, respectively. For the nine months ending September 30, 2012 and 2011, the interest expense for this indebtness was $75,945 and $30,091, respectively.

NOTE – 8 LINE OF CREDIT AND NOTE PAYABLE

Milestone had secured a $1.3 million line of credit from a stockholder which was converted into shares of Milestone’s common stock in December 2009. Milestone borrowed an additional $450,000 from the same shareholder in 2008. The loan was originally a short term loan with a maturity date of January 19, 2009. In December 2008, and again on May 30, 2012, this loan was refinanced with the shareholder and the due date has been extended to January 3, 2014. The loan accrues 12% per annum, interest compounds quarterly, and interest and principal is due at the maturity. Further, the lender was granted warrants exercisable for three and one half years at the price of $0.32 per share for 45,000 shares of common stock. The warrants were valued using the Black-Scholes model and are reflected as a discount against the debt. These warrants expired in 2012.

Interest expense, relating to the line of credit, for the nine months ended September 30, 2012 and 2011 was $64,329 and $59,622, respectively. Accrued interest payable, (included in accrued expenses payable), related to these lines of credit were $333,876 and $269,547 at September 30, 2012 and December 31, 2011, respectively. The charge for amortization of Debt Discount related to the outstanding line of credit is $3,065 and $3,764 for the nine months ended September 30, 2012 and September 30, 2011, respectively.

NOTE – 9 STOCK ISSUANCES

During the nine months ended September 30, 2012, Milestone issued 107,143 shares of common stock in an offshore offering, at $1.40 per share and raised gross proceeds of $150,000. Milestone issued 8,824 shares of common stock valued at $4,500 to one party in connection with the consulting services provided on the sale of common stock. Additionally, 82,615 shares of common stock valued at $31,250 were issued for payment of employee compensation in the nine months ended September 30, 2012. In June 2012, the Company issued 155,172 shares (51,724 shares at $.29 per share to each of the non-employee directors), to the members of the Company’s Board of Directors as partial compensation, (full year is $30,000 per director), for serving on the Board for the 2012-2013 period. The cost of the compensation, for six months, is $45,000. The expense is being amortized over a six month period. 72,000 shares of common stock valued at $20,880 were issued to legal counsel for payment for services provided. Additionally, 275,666 shares valued at $106,837 were issued for payment of consulting services.

NOTE – 10 RELATED PARTY TRANSACTIONS

A greater than five percent shareholder of Milestone is also a shareholder of a major supplier of handpieces to Milestone. In addition, he is an investor in the PRC entity, Beijing 3H, which entered into a Medical Joint Venture agreement with Milestone.

Milestone purchased inventories of $1,439,640 and $1,212,902 from the supplier for the nine months ended September 30, 2012 and 2011, respectively. Milestone owed $1,015,104 and $944,541 to this supplier as of September 30, 2012 and 2011, respectively.

NOTE – 11 SIGNIFICANT CUSTOMERS

Milestone had two customers (distributors) that had approximately 40% and 43% of its net product sales for nine months ended September 30, 2012 and 2011, respectively. Milestone had accounts receivable, current and long term, for three customers that amounted to $532,112 and $917,575 representing 55% and 64% of gross accounts receivable as of September 30, 2012 and December 31, 2011, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011
Instruments	$368,036	$416,582	Instruments	$1,495,772	$2,381,115
Handpieces	1,717,201	1,328,167	Handpieces	4,756,482	4,188,135
Other	44,004	1,127	Other	125,320	66,733

	$2,129,241	$1,745,876		$6,377,574	$6,635,983

United States	$1,342,798	$849,344	United States	$3,256,933	$3,527,595
Canada	133,605	163,171	Canada	470,451	468,786
Other Foreign	652,838	733,361	Other Foreign	2,650,189	2,639,602

	$2,129,241	$1,745,876		$6,377,574	$6,635,983

NOTE – 12 COMMITMENTS AND OTHER

Contract Manufacturing Arrangement

Milestone has informal arrangements for the manufacture of its products. STA, single tooth anesthesia, CompuDent and CompuMed instruments are manufactured for Milestone by Tricor Systems, Inc. pursuant to specific purchase orders. The STA and The Wand Handpiece with Needle are supplied to Milestone by a contractor in the United States, which arranges for its manufacture in China.

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

The technology underlying the SafetyWand and CompuFlo, and an improvement to the controls for CompuDent were developed by the Director of Clinical Affairs and assigned to us. Milestone purchased this technology pursuant to an agreement dated January 1, 2005. The Director will receive additional payments of 2.5% of the total sales of products using certain of these technologies, and 5% of the total sales of products using certain other of the technologies. In addition, the Director is granted, pursuant to the agreement, an option to purchase, at fair market value on the date of the grant, 8,333 shares of the common stock upon the issuance of each additional patent relating to these technologies. If products produced by third parties use any of these technologies (under license from us) then the Director will receive the corresponding percentage of the consideration received by Milestone for such sale or license. Milestone expensed the Director’s royalty fees of $221,987 and $235,621 for the nine months ended September 30, 2012 and 2011, respectively. Additionally, Milestone expensed consulting fees to the Director of $117,000 for the nine months ended September 30, 2012 and 2011.

In January 2010, Milestone issued a purchase order to Tricor Instruments for the purchase of 12,000 STA Instruments to be delivered over the next three years. The purchase order is for $5,261,640. Milestone will be required to make periodic payments over the next eighteen months to purchase the parts necessary to complete this production. As of September 30, 2012, Milestone’s production and sales of instruments to this commitment has been delayed. Consequently, advances to contractor have been classified as current and long term at September 30, 2012.

Other Events

Milestone entered into a finder’s agreements with selected individuals for the purpose of identifying and closing medical device Medical Joint Venture. As of September 30, 2012, none of the potential agreements has been consummated and therefore no expenses have been incurred.

Subsequent Events

Subsequent to September 30, 2012, Milestone announced the formation of a strategic alliance, whereby a third party distributor will serve as the exclusive distributor of Milestone’s Single Tooth Anesthesia System® (STA System) and all related disposable items in the United States and Canada, beginning November 15, 2012. Additionally, Milestone and the third party distributor also announced a joint marketing initiative to drive sales in these territories.

In early October 2012, the State Food and Drug Administration (SFDA) of the People’s Republic of China approved Milestone’s Single Tooth Anesthesia System® (STA System). Unfortunately, the SFDA bifurcated approval of the STA Systems from the Wand® handpieces. SFDA approval of the Wand® handpieces is expected in the coming months.

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

As of September 30, 2012, China National Medicine has not received the appropriate registration approval from the regulatory body in China, therefore, shipment of STA instruments and handpieces have been suspended pending the approval to sell and distribute these products in China. In early October 2012, the State Food and Drug Administration (SFDA) of the People’s Republic of China approved Milestone’s Single Tooth Anesthesia System® (STA System). Unfortunately, the SFDA bifurcated approval of the STA Systems from the Wand® handpieces. SFDA approval of the Wand® handpieces is expected in the coming months.

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

The Medical Joint Venture provides for Milestone’s contribution of an exclusive worldwide royalty-free license to use its patents. Beijing 3H contributed $1.5 million to the Medical Joint Venture to design and develop two commercial instrument and related disposables using Milestone’s CompuFlo® technology and disposables. Milestone will have distribution responsibility in the U.S. and Canada while Beijing 3H will distribute products exclusively in the People’s Republic of China (PRC), Macao, Hong Kong and other regions of Asia. As of September 30, 2012, Beijing 3H contributed $1,500,000 to the Medical Joint Venture and the development project has been initiated.

Segmented Sales Performance

The following table shows a breakdown of Milestone’s product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2012		2011			2012		2011
DOMESTIC					DOMESTIC
Instruments	$147,012	10.9%	$91,451	10.8%	Instruments	$554,392	17.0%	$1,100,288	31.2%
Handpieces	1,170,108	87.1%	762,726	89.8%	Handpieces	2,621,801	80.5%	2,389,121	67.7%
Other	25,678	2.0%	(4,833)	-0.6%	Other	80,741	2.5%	38,186	1.1%

Total Domestic	$1,342,798	100.0%	$849,344	100.0%	Total Domestic	$3,256,933	100.0%	$3,527,595	100.0%

INTERNATIONAL					INTERNATIONAL
Instruments	$221,024	28.1%	$325,131	36.3%	Instruments	$941,381	30.2%	$1,280,827	41.2%
Handpieces	547,093	69.6%	565,441	63.1%	Handpieces	2,134,681	68.4%	1,799,014	57.9%
Other	18,326	2.3%	5,960	0.7%	Other	44,579	1.4%	28,547	0.9%

Total International	$786,443	100.0%	$896,532	100.0%	Total International	$3,120,641	100.0%	$3,108,388	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS					DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$1,342,798	63.1%	$849,344	48.6%	Domestic	$3,256,933	51.1%	$3,527,595	53.2%
International	786,443	36.9%	896,532	51.4%	International	3,120,641	48.9%	3,108,388	46.8%

Total Product Sales	$2,129,241	100.0%	$1,745,876	100.0%	Total Product Sales	$6,377,574	100.0%	$6,635,983	100.0%

Milestone earned gross profits of 71% and 65% for the nine months ended September 30, 2012 and 2011, respectively. However, our revenues and related gross profits have not been sufficient to support our overhead, new product introduction and research and development expenses. Although Milestone anticipates expending funds for research and development in 2012, these amounts will vary based on the operating results for each quarter. Milestone has incurred operating losses since its inception. Milestone achieved profitability and positive cash flow in the third quarter, and is actively pursuing the generation of sustainable positive cash flows from operating activities through increases in revenue, to be derived from a change in the business model in U.S. and Canada. This change in business model incorporates a team of local dental hygienists training and educating the respective dentist in their territories. The business model replaces Milestone’s sales force and third party manufacturer’s representatives business model.

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

Investment in Medical Joint Venture

We entered into a Medical Joint Venture with Beijing 3H for the development and commercialization of two medical products. We own fifty percent of the Medical Joint Venture and have recorded its investment on the equity basis of accounting. Milestone proportionate share of expenses incurred by the Medical Joint Venture will be charged to the Statement of Operations on a periodic basis.

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

Results of Operations

The consolidated results of operations for the three and nine months ended September 30, 2012 compared to the same three and nine months period in 2011 reflect our focus and development on the Wand/STA Instruments, as well as continuing efforts on identifying collaborative partners for new product development utilizing our CompuFlo technology.

The following table sets forth, for the periods presented, the statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Products sales, net	$2,129,241	100%	$1,745,876	100%	$6,377,574	100%	$6,635,983	100%
Cost of products sold	625,710	29%	597,528	34%	$2,142,661	34%	2,345,191	35%

Gross Profit	1,503,531	71%	1,148,348	66%	4,234,914	66%	4,290,792	65%

Selling, general and administrative expenses	1,391,521	65%	1,695,908	97%	4,330,847	68%	5,121,831	77%
Research and development expenses	60,363	3%	(7,403)	0%	139,176	2%	92,540	2%

Total operating expenses	1,451,884	68%	1,688,505	97%	4,470,023	70%	5,214,371	79%

Income (Loss) from operations	51,647	2%	(540,157)	-31%	(235,110)	-4%	(923,579)	-14%
Other income - interest & expenses	(36,497)	-2%	(37,154)	-2%	(145,283)	-2%	(93,443)	-1%
Loss on Earnings from Medical Joint Venture	—	0%	(60,027)	(0.03)	(124,179)	-2%	(60,027)	-1%

Net income (loss)	$15,151	1%	$(637,338)	-37%	$(504,571)	-8%	$(1,077,049)	-16%

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Total product sales for the three months ended September 30, 2012 and 2011 were $2,129,241 and $1,745,876, respectively. The total increase in product sales of $383,365, or 22%, in 2012 from 2011 is principally the result of increased domestic revenues. Domestic STA instruments sales increased by $22,223 in 2012 from 2011. Additionally, in the domestic market, total handpiece sales increased by $407,382, or 53% in 2012 over 2011. This increase was primarily due to advance purchases by distributors in consideration of a price increase. On the international front, instruments sales decreased in the third quarter of 2012 from 2011 by $104,107, or 32%, principally due to slower market penetration for the CompuDent/Wand Plus Instruments in existing international countries. Significant new market countries for the STA Instruments have not come on board in the quarter ending September 30, 2012. Internationally, handpiece sales decreased by $18,348, or 3.2% due to a decrease in Wand handpieces sales of $138,250 in 2012 over 2011. STA handpiece sales increased by $119,902, or 94% for the third quarter 2012 over 2011. This trend supports the increased value of the STA Instruments being sold internationally versus the sale of the legacy Compudent/Wand Plus Instruments.

Cost of products sold for the three months ended September 30, 2012 and 2011 were $625,710 and $597,528, respectively, an increase of $28,182, or 4.7%. However, for the three months ended September 30, 2012, we incurred $47,966 of the airfreight due to delays in manufacturing handpieces offset by a recovery of expenses directly attributable to a recall on needles from a supplier.

For the three months ended September 30, 2012, Milestone generated a gross profit of $1,503,531, or 71%, as compared to a gross profit of $1,148,348, or 66%, for the three months ended September 30, 2011. The total increase in gross profit dollars of $355,183 is primarily due to an increase in domestic revenue sales and reduced airfreight charges for handpiece deliveries, offset by a recovery of expenses, due to a recall of needles from a domestic supplier. We do not expect this expense to be as significant in the next quarter.

Selling, general and administrative expenses for the three months ended September 30, 2012 and 2011 were $1,391,521 and $1,695,908, respectively. This reduction in expenses of $304,386, or 17.9%, is described in the following sections of this report. Milestone continues to focus on controlling expenses in all categories. The third quarter of 2012 noted several decreases to continue on our planned business model change to the training and education hygienist program. First, trade show and related expenses (travel, fees and staffing) decreased by approximately $52,000 as Milestone targeted this venue as a more costly method to present our Wand/STA Instrument. Milestone has decided to focus our attention to the national shows that are more focused on larger attendance by the individual as well as dental practice groups. Sales expenses also decreased during the third quarter of 2012 principally in travel costs as Milestone’s two sales directors focused on opening new targeted markets and expanding our distributor sales. Salaries decreased by approximately $31,000 in this quarter over the comparable quarter in the prior year. Legal fees increased by approximately $7,000 in the aggregate for routine litigation and patent annuities. Other expenses for the quarter decreased by approximately $158,000, as compared to the same period in 2011. The decrease was primarily due to an approximately $14,000 reduction on the reserve for bad debts, as Milestone reversed a portion of the bad debt reserve based on payments made by a Chinese distributor in the third quarter of 2012. The international commission decreased by approximately $43,000. Stock Based Compensation decreased by approximately $47,000. International travel cost decreased by approximately $14,000. This decrease in international travel is due to selective traveling internationally for the quarter.

Research and development expenses for the three months ended September 30, 2012 and 2011 was $60,363 and a negative $7,403, respectively, an increase of $67,766.

The income from operations for three months ended September 30, 2012 were $51,647 and loss from operations for the three months ended September 30, 2011 were $540,157, respectively. The $591,804, decrease is explained above.

Interest expense was $36,497 for the quarter. $22,053 relating to the converted $1.3 million Line of Credit into common stock in December 2009 and the $450,000 long term note payable was charged for the three months ended September 30, 2012, compared to $19,696, for the same period in 2011, (see Note 8 to the financials). Additionally, Milestone accrued interest expense of $13,805 and $15,245 for the overdue accounts payable balance to the instrument manufacturer at September 30, 2012 and 2011, respectively.

The third quarter of 2012 does not include a Loss on Earnings of Medical Joint Venture. The expenses incurred to date exceeded the investment made by the Company, ($245,000) by $191,000. As such, additional costs are deferred until a future date.

For the reasons explained above, net income for the three months ended September 30, 2012 was $15,151 as compared to a net loss of $637,338 for the three months ended September 30, 2011. The $652,489, or 102%, increase in net income is primarily a result of an increase in gross margin dollars of $355,183 offset by a decrease in selling, general and administrative expenses of $304,387, an increase in research and development expense of $67,766 and a decrease in interest expense by $657 and a decrease in non-cash Loss on Earnings from Medical Joint Venture of $60,027.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Total revenues for the nine months ended September 30, 2012 and 2011 were $6,377,574 and $6,653,983, respectively. Total revenues decreased by $258,409, or 3.9%. International revenue decreased $9,140, as compared to the 2011 period. Domestic product revenue decreased $270,663 in 2012, or 7.7%, the decrease is due to the decrease in STA Single Tooth Anesthesia System® instruments sales by $581,847. This decrease was primarily due to a longer sales cycle to close a group dental practice in the domestic market and reduced advertising expenditures during the period. The disposable handpiece sales increased by $232,680, or 9.7%. International sales of disposable handpieces increased by $335,667 or 19%.

Cost of products sold for the nine months ended September 30, 2012 and 2011 were $2,142,661 and $2,345,191, respectively, a decrease of $205,530, or 8.6%. However for the nine months ended September 30, 2012, the Company absorbed $56,734 of the airfreight due to delays in manufacturing handpieces, offset by the recovery of expenses. This cost was directly attributable to a recall on needles from a supplier.

Gross profit for the nine months ended September 30, 2012 and 2011 was $4,234,914 or 66%, and $4,290,792, or 65%, respectively. Gross profit dollars in the nine months of 2012 decreased by $55,878, 1.3% due to a decrease in sales volume and gross profit margin in 2012 over 2011 and the additional airfreight charges, offset by the recovery of expenses as previously noted.

Selling, general and administrative expenses for the nine months ended September 30, 2012 and 2011 were $4,330,847 and $5,121,831, respectively. The decrease of $790,984 or 15.4% is attributable to a decrease in marketing expenses of $140,052; a decrease in sales expenses of $90,464, a decrease in salary expenses of $354,812, principally due to a change in the bonus program for our Chief Executive Officer, and a decrease in general and administrative (G&A) expenses of $205,696. The marketing expenses decrease is principally due to a reduction in advertising and media placement costs of $74,598 and tradeshow attendance by $63,092. Sales expenses decrease by $90,464, due to an overall decrease in business travel domestic and international. Also included in the category are the costs related to our independent third party hygienists. Other general and administrative expenses decreased by $227,140, due to the increased international commission of $26,791, decrease in royalty expense of $13,635, based on reduced international sales and domestic sales. Additionally, recovery of bad debt expense, $56,293, based on partial collection of previously recorded bad debt reserve for an international accounts receivable, a decrease in travel expenses by $25,815, a decrease in consulting fees of $48,292 and business finder’s fee of $49,845.

Research and development expenses for the nine months ended September 30, 2012 and 2011 were $139,176 and $92,540, respectively. The increase of $46,636, or 50.4%.

The loss from operations for nine months ended September 30, 2012 and 2011 were $235,110 and $923,579, respectively. The $688,469, or 74.5%, decrease is explained above.

Interest expense of $64,329 relating to the converted $1.3 million line of credit into common stock in December 2009 and the $450,000 long term note payable, was charged for the nine months ended September 30, 2012, compared to $57,463 for the same period in 2011, (see Note 8 to the financials). Additionally, Milestone accrued interest expense of $75,945 and $30,091 for the overdue accounts payable balance to the instrument manufacturer at September 30, 2012 and 2011, respectively.

For the reasons explained above, net loss for the nine months ended September 30, 2012 and 2011 was $504,571 and $1,077,049, respectively. The $572,478, or 53.2%, decrease in net loss is primarily a result of a decrease in gross margin dollars of $55,878 offset by a decrease in selling, general and administrative expenses of $790,984, an increase in research and development expense of $46,636, an increase in interest expense by $52,538 and the increase in non-cash Loss on the Medical Joint Venture of $64,152.

Working capital as of September 30, 2012 is a negative $690,508, as explained in the following liquidity and capital resources section.

Liquidity and Capital Resources

As of September 30, 2012, Milestone had cash and cash equivalents of $273,526 and a negative working capital of $690,508. Milestone had net losses of $504,571 and $1,077,049 for the nine months ended September 30, 2012 and 2011, respectively. The negative working capital of $690,508 in 2012 was the result of continued delay in obtaining regulatory approval to sell our instruments and handpieces in China. Based on the initial purchase order from our distributor in China in 2009, Milestone ramped up purchasing of parts in anticipation of significant sales in 2010 and future years. As a result of the delay in shipping, the advances to contract manufacturer has decreased, (current and long term), at September 30, 2012 as compared to December 31, 2011. Accounts payable due these suppliers has decreased to $912,947 as of September 30, 2012 as compared to $1,751,758 as of December 31, 2011. And finally, the accounts receivable from the China distributor has been classified between current and long term net of a reserve of doubtful accounts of $375,707.

As a result, there was a decrease in negative working capital at September 30, 2012, of $620,427, consisting of a net current asset decrease of $468,238. The significant current asset changes are: cash increased by $177,202, current accounts receivable decreased by $360,124, and inventory decreased by $119,839. Current liabilities decreased by $1,088,665, primarily due to decrease in accounts payable to suppliers of instruments and handpieces by $1,030,987.

Milestone has also incurred a decrease in noncurrent advances to contract manufacturer of $303,497. Milestone continues to take positive steps to maintain adequate inventory levels and advances to contract manufacturers to maintain available inventory to meet our domestic and international sales requirements. Cash flows from operating activities for the nine months ended September 30, 2012 was a positive $52,792 and for the nine months ended September 30, 2011 was a negative $301,734.

For the nine months ended September 30, 2012, our net cash provided by operating activities was $52,792. This was attributable primarily to a net loss of $504,571 adjusted for noncash items of $341,782, principally common stock and options issued for compensation, consulting and vendor services, and changes in operating assets and liabilities of $215,581.

For the nine months ended September 30, 2012, $150,000 was provided by financing activities. 107,143 shares of common stock were issued in an offshore offering of common stock at $1.40 per share resulting in gross proceeds of $150,000.

Additionally, Milestone received an extension on the maturity date for the $450,000 long term note until January 3, 2014.

Milestone has incurred operating losses and negative cash flows from operating activities since its inception, except for 2009. Milestone did not achieve positive cash flow in 2011. Milestone is actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of September 30, 2012, Milestone believes that it does not have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. However, if Milestone requires a need for a higher level of marketing and sales effort, or if Milestone is unable to continue generating positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that Milestone will be able to continue to achieve positive operating cash flows or that additional capital can be raised on the terms and conditions satisfactory to Milestone if at all. If additional capital is required and it cannot be raised, then Milestone would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost savings measures, any of which might negatively affect Milestone’s operating results.

Milestone’s recurring losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Milestone’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of Milestone’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, Milestone’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of September 30, 2012 are effective to ensure that information required to be disclosed in the reports Milestone files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Milestone’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

There were no changes in Milestone’s internal control over financial reporting identified in connection with the evaluation that occurred during Milestone’s last fiscal quarter ended September 30, 2012 that have materially affected, or that are reasonably likely to materially affect, Milestone’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In the nine months ended September 30, 2012, Milestone issued total 701,420 shares valued at $358,467 as follows:

	Shares	$
Shares issued for director’s compensation	155,172	$45,000
Shares issued for employee compensation	82,615	31,250
Shares issued for services	356,490	132,217
Sale of Common Stock	107,143	150,000

	701,420	$358,467

These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and a legend restricting the sale, transfer, or other disposition of these shares other than in compliance with the Act was imprinted on stock certificates evidencing the shares.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Operating Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Operating Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

**	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Act except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILESTONE SCIENTIFIC INC.

/s/ Leonard Osser
Leonard Osser
Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph D’Agostino
Joseph D’Agostino
Chief Operating Officer
Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2012