Form 10-K
period 2012-12-31
MILESTONE SCIENTIFIC INC.
filed 2013-03-13
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 29, 2012, the last business day of the Company’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non – affiliates of the issuer was $3,913,458. This amount is based on the closing price of $0.37 per share of the Company’s common stock as of such date, as reported on the OTCQB.

As of March 13, 2013 the registrant has a total of 16,781,726 shares of Common Stock, $0.001 par value outstanding.

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

PART I

Item 1. Description of Business

All references in this report to “Milestone,” “us,” “the Company”, or “Milestone Scientific” refer to Milestone Scientific Inc. unless the context otherwise indicates. Milestone has rights to the following trademarks: CompuDent®, CompuMed®, CompuFlo®, The Wand®, The Wand Plus®, The SafetyWand®, Cool Blue Wand®, Cool Blue Tooth Whitening Instrument™, Dynamic Pressure Sensing Technology®, STA Single Tooth AnesthesiaTM, (STA Instrument, instruments and handpieces), Ionic White® (light emitting diode), and Ionic White™ (whitening toothpaste). Milestone was incorporated in the State of Delaware in 1989.

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

Milestone and its technology are widely recognized by key opinion leaders, industry experts and medical and dental practitioners as the noted leader in the emerging, high growth, computer-controlled injection industry; and remains intent on expanding the use and application of its proprietary, patented technologies to achieve greater operational efficiencies, enhanced patient safety and therapeutic adherence, and improved quality of care within a broad range of medical disciplines.

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

In December 2005, Milestone submitted a pre-market notification to the U.S. Food and Drug Administration (FDA) on its CompuFlo technology, which was subsequently cleared by the FDA in July of 2006. This initial submission was critical for Milestone’s continuing efforts to develop and commercialize this important technology. Milestone has identified a number of potential applications for CompuFlo, including single-tooth dental injections, self-administered drug delivery, osteoarthritis joint pain management and epidurals.

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

Initial market response to the STA Instrument following its commercial debut in February 2007 proved to be less than robust. Moreover, at that time, the Company had granted exclusive U.S. and Canadian distribution and marketing rights for the STA Instrument to Henry Schein, Inc., the largest distributor of healthcare products and services to office-based practitioners in the combined North American and European markets. Following several months of lackluster sales and after making critical senior management changes, Milestone initiated an in-depth market study to reassess its positioning and marketing strategies for the STA Instrument. The insight gained from this study led management to redefine and implement a new messaging platform, created to emphasize key benefits that Milestone discovered are of most value to dental professionals. This new product messaging was launched in January 2008 and has remained in constant review.

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

In early October 2012, the State Food and Drug Administration (SFDA) of the People’s Republic of China approved Milestone’s Single Tooth Anesthesia System® (STA System). Unfortunately, the SFDA bifurcated approval of the STA Systems from the Wand® handpieces. SFDA approval of the Wand® handpieces is expected in the coming months. Therefore, shipment of STA handpieces continue to be suspended pending the approval to sell and distribute this products in China. It is expected that the approval by the appropriate Chinese regulatory body will be received in 2013.

In November 2012, Milestone signed an exclusive distributor and marketing agent with a well know U.S. domestic distributor, for the sale and distribution of the STA instrument and handpieces in the United States and Canada.

According to a report published by the U.S. Department of Commerce, titled “China’s Emerging Markets: Opportunities in the Dental and Dental Lab Industry,” China’s dental market lags behind other healthcare services and has largely been neglected in the past. In fact, CS Market Research reports that “of China’s 1.3 billion plus population, 50% of the adults and 70% of the children are estimated to have decayed tooth problems, and over 90% have periodontal disease.” However, with increasing affluence of the Chinese population, as well as increasing attention towards personal care, demand for dental services has been growing. Market research firm Freedonia agrees, noting that demand for dental products in China is expected to climb to 21.5 billion RMB (U.S. $3.15 billion) by 2012, due primarily to escalating personal income levels and government programs promoting awareness of the benefits of good oral care.

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

In November 2012, Milestone signed an exclusive distributor and marketing agreement with a well known US domestic distributor, for the sale and distribution of the STA Instrument and handpieces in the United States and Canada. The marketing initiative will include participation in U.S. and Canadian dental shows, as well as pediatric dental shows; an active advertising initiative targeting major dental publications; and direct mailing campaigns to over 150,000 dentists across the U.S. and Canada.

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

In July 2011, Milestone entered into a definitive joint venture agreement with Beijing 3H (Heart-Help-Health) Scientific Technology Co., Ltd. (Beijing 3H) for the development, commercialization, manufacture and marketing of epidural and intra-articular injection instruments. Milestone has a 50% interest in the joint venture and Beijing 3H, whose shareholders are a number of individuals, including a large shareholder in Milestone who is also the principal of a supplier to Milestone, Bejing 3H also has a 50% interest in joint venture.

The joint venture provided for Milestone’s contribution of an exclusive worldwide royalty-free license to use its patents. Beijing 3H has contributed $1.5 million to the joint venture to design and develop two commercial instruments using Milestone’s CompuFlo® technology and disposables. Milestone will have distribution responsibility in the U.S., Canada and the rest of the world, while Beijing 3H will distribute products exclusively in the People’s Republic of China, Macao, Hong Kong and other regions of Asia.

Product Platform

Milestone has developed and brought to market a highly differentiated portfolio of industry innovations. Thus far, the Company’s proprietary solutions have succeeded in elevating the standard of care in the professional dental arena. The product portfolio includes:

STA Single Tooth Anesthesia InstrumentTM (STA Instrument)

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

During the 2012 and 2011 fiscal years, Milestone expensed $181,979 and $140,053, respectively, on research and development activities. The higher costs incurred in 2012 were primarily associated with the continued development of the Single Tooth Anesthetic (STA) delivery instrument and continuing efforts on developing medical products utilizing the CompuFlo technology.

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

As of March 13, 2013, China National Medicines has not received the appropriate registration approval from the regulatory body in China, therefore, shipment of STA handpieces continue to be suspended pending the approval to sell and distribute this product in China. It is expected that the approval by the appropriate Chinese regulatory body will be received in 2013.

In March 2012 Milestone received approval for the Wand STA Single Tooth Anesthesia Instrument from ANVISA in Brazil. In June 2007, Milestone received a CE mark for the marketing of the STA Instrument in Europe. In June 2003 Milestone received a CE mark for marketing of the Safety Wand and The Wand Handpieces with Needle in Europe. In July 2003, Milestone obtained regulatory approval to sell CompuDent and its handpieces in Australia and New Zealand.

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

Employees

On December 31, 2012, Milestone had a total of 16 employees, consisting of two executive officers, a director of International and Professional Relations, a director of engineering, a domestic sales manager, an international sales manager, five sales representatives (field and internal), two customer service representatives, a staff accountant, a bookkeeper and an administrative manager. Milestone also has a full time consultant who serves as a Director of Clinical Affairs.

Item 1A. CERTAIN RISK FACTORS THAT MAY AFFECT GROWTH AND PROFITABILITY

The following factors may affect the growth and profitability of Milestone and should be considered by any prospective purchaser or current holder of Milestone’s securities:

Milestone has no history of profitable operations. Continuing losses could exhaust capital resources and force us to discontinue operations.

For the years ended December 31, 2012 and 2011, revenues were approximately $8.6 million and $8.4 million, respectively. In addition, Milestone has had losses for each year since the commencement of operations, including net losses of approximately $870,000 and $1,482,000 for 2012 and 2011, respectively. At December 31, 2012, Milestone had an accumulated deficit of approximately $62 million. At December 31, 2012, the Company had cash and cash equivalents $165,249 and a negative working capital of $775,742. The significant working capital increase of $535,193 in 2012 as compared to 2011 is the result of reduced expenses and managed inventory purchasing. Milestone management is examining all areas of the business to manage our cash flow. Milestone business in China is still suspended, pending regulatory approval of our STA handpieces. In 2012, our distributors in China received regulatory approval for the importation of STA instruments. Obtaining such regulatory approval was not a condition of the purchase order and sale with the distributor in China. As a result of this delay, the advance to the contract manufacturer has been allocated between current and long term. Additionally, the net accounts receivable for the China distributor has been allocated between current and long term (in the aggregate of $219,000), with a reserve of $308,350 provided against the accounts receivable. The Company is actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses.

As of December 31, 2012, the Company believes that it does not have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. If the Company requires a need for a higher level of marketing and sales effort, or if the Company is unable to generate positive cash flows from its operating activities, it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that additional capital can be raised on the terms and conditions satisfactory to the Company, if at all. If additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost savings measures, any of which might negatively affect the Company’s operating results.

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

Future revenues depend on the Company’s ability to market and distribute its computer-controlled injection products successfully. In the U.S., Milestone hired in July 2010 a Domestic Sales Director to spur our growth trend in the USA and Canada. The U.S. and Canadian market rely on several independent dental distributors, and a team of clinical product specialists comprised of independent dental hygienists who help to educate, train and sell our products to dental practitioners and group dental practices in key U.S. markets. Abroad, Milestone lacked appropriate distribution in many markets. In April 2010, the Company hired an International Sales Director to improve sales effort outside the USA. To be successful, the Company will need to engage additional distributors, provide for their proper training and ensure adequate customer support. In the spring of 2009, the Company signed an Exclusive Distribution and Marketing Agreement with China National Medicines Corporation, dba Sinopharm, which is China’s largest domestic manufacturer, distributor and marketer of pharmaceuticals and importer of medical devices and the country’s largest domestic distributor of dental anesthetic carpules to the Chinese dental industry. Prior to the end of 2009, China National Medicines issued Milestone a blanket purchase order for 12,000 STA units and related handpieces to be delivered over 36 months, thereby marking the Company’s initial penetration into China’s emerging dental market. Milestone cannot assure that it will be able to hire and retain an adequate sales force or engage suitable distributors, or that the sales force or distributors will be able to successfully market and sell the products.

In early October 2012, the State Food and Drug Administration (SFDA) of the People’s Republic of China approved Milestone’s Single Tooth Anesthesia System® (STA System). Unfortunately, the SFDA bifurcated approval of the STA Systems from the Wand® handpieces. SFDA approval of the Wand® handpieces is expected in the coming months.

Milestone depends on two principal manufacturers. If the Company cannot maintain its existing relationships or develop new ones, it may have to cease operations.

Milestone has informal arrangements with the manufacturer of the STA Instrument, CompuDent and CompuMed instruments and with one of the principal manufacturers of the handpieces, for those items, respectively. Pursuant to the informal arrangements, they manufacture these products under specific purchase orders without minimum purchase commitment. However, in November 2009, the Company issued a purchase order to Tricor Corporation to manufacture 12,000 STA Instruments, over the next three years. In 2010, 1,000 STA Instrument were purchased and shipped against this purchase order. Milestone has a manufacturing agreement with one of the principal manufacturers, which is a related party, of its handpieces pursuant to which they manufacture products under specific purchase orders but without minimum purchase commitments. Milestone has been supplied by the manufacturer of the STA Instrument, CompuDent and CompuMed since the commencement of production in 1998, the manufacturer of its handpieces since 2003. However, termination of the manufacturing relationship with any of these manufacturers could significantly and adversely affect the ability to produce and sell the products. Though other alternate sources of supply for handpieces exist, Milestone would need to recover its existing tools or have new tools produced to establish relationships with new suppliers. Establishing new manufacturing relationships could involve significant expense and delay. Any curtailment or interruptions of the supply, whether or not as a result or termination of the relationship, would have an adverse affect.

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

Milestone’s stock price has been extremely volatile, fluctuating over the last two years between closing prices of $1.45 and $0.25. The market price of common shares could continue to fluctuate significantly in response to a variety of factors, some of which may be beyond the Company’s control.

Milestone is controlled by a limited number of shareholders.

Milestone’s principal shareholders, Leonard Osser and K. Tucker Andersen, beneficially own 31% of the issued and outstanding shares of common stock. As a result, they have the ability to exercise substantial control over the Company’s affairs and corporate actions requiring shareholder approval, including electing directors, selling all or substantially all of the assets, merging with another entity or amending its certificate of incorporation. This de facto control could delay, deter or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for the Company’s securities.

Future sales or the potential for sale of a substantial number of shares of Milestone’s common stock could cause the trading price of common stock and warrants to decline and could impair the Company’s ability to raise capital through subsequent equity offerings.

Sales of a substantial number of shares of Milestone’s common stock in the public markets, or the perception that these sales may occur, could cause the market price of the stock to decline and could materially impair its ability to raise capital through the sale of additional equity securities. At December 31, 2012, Milestone had outstanding options to purchase 1,523,740 shares of common stock at prices ranging from $0.24 to $2.50 per share with a weighted average exercise price of $0.98. Holders of these options are given the opportunity to profit from a rise in the market price of the common stock and are likely to exercise their securities at a time when the Company would be able to obtain additional equity capital on more favorable terms. Thus, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected, since the holders of outstanding options and warrants can be expected to exercise them at a time when Milestone would, in all likelihood, be able to obtain any needed capital on terms more favorable than the exercise terms provided by such outstanding securities. The market price of the common shares has been volatile and may continue to fluctuate significantly because of various factors, some of which are beyond the Company’s control.

Implementation of procedures to comply with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be so costly that compliance could have an adverse effect on the Company.

The Management of the Company has assessed the effectiveness of internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company complied with Sarbanes-Oxley requirements to include in the annual report a management report on the effectiveness of the internal control over financial reporting. In 2005, Milestone hired an outside consultant to assist with the development and implementation of the necessary internal controls and reporting procedures. In 2012 and 2011, the Company utilized the outside consultant on a quarterly basis to review compliance with the internal controls over financial reporting. This expense amounted to $14,000 and $13,533 in 2012 and 2011, respectively and the cost is expected to continue in 2013.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property

The headquarters for the Company is located at 220 South Orange Avenue, Livingston, New Jersey which consists of approximately 6,300 square feet of office space. The Company leases its headquarters at a monthly cost of $6,942, which it believes to be competitive and the lease term expires on June 30, 2014. The leased office space is in good condition. Additionally, since November 2010, Milestone leased a corporate apartment in Maplewood, New Jersey on a month-to-month basis which it terminated in December 2011. A third party distribution and logistics center in Pennsylvania handles shipping and order fulfillment on a month-to-month basis.

Milestone does not own or intend to invest in any real property. Milestone currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

At the present time, the Company is not involved in any material litigation.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Milestone’s Common Stock trades on the OTC Market on the OTCQB market tier under the symbol “MLSS”. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Common Stock

The following table sets forth the high and low sales prices of the Common Stock

	HIGH	LOW
2012
First Quarter	$0.68	$0.33
Second Quarter	$0.55	$0.25
Third Quarter	$0.65	$0.31
Fourth Quarter	$1.45	$0.52
2011
First Quarter	$1.05	$0.62
Second Quarter	$0.80	$0.41
Third Quarter	$0.78	$0.30
Fourth Quarter	$0.70	$0.25

*	On February 19, 2011, Milestone’s Common Stock began trading on the OTCQB. During the first quarter of 2011, prior to February 19, 2011, Milestone’s Common Stock was trading on the OTC Bulletin Board.

Holders

According to the records of the transfer agent, there were approximately 145 and 91 shareholders of record of the common stock as of December 31, 2012 and 2011, respectively. However, the Company believes that there are approximately 1,800 beneficial owners of the Company’s common stock at December 31, 2012 and 2011, respectively.

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

Milestone is a “smaller reporting company” as defined by Regulations S-K and as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

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

STA Instrument Growth

Since its market introduction in early 2007, the STA Instrument and a prior computerized controlled local anesthesia delivery product, have been used to deliver over 52 million safe, effective and comfortable injections. The instrument has also been favorably evaluated in numerous peer-reviewed, published clinical studies and associated articles. Moreover, there appears to be a growing consensus among users that the STA Instrument is proving to be a valuable and beneficial instrument that is positively impacting the practice of dentistry worldwide. The utility and value of the STA Instrument is perhaps best summarized by Dr. Joe Blaes, who wrote in the December 2008 edition of Dental Economics, “I tried the STA Instrument and my patients absolutely love it. This is a no brainer — go get one ASAP!”

Global Distribution Network

North America Market

The STA Instrument and related hand pieces are marketed to the dental industry in the United States and Canada by many of the nation’s leading dental supply companies, prior to November 2012, including Henry Schein, Inc., Patterson Dental Supply, Atlanta Dental, Benco Dental, Burkhart Dental, Darby Dental Supply, Dental Health Products, Goetze Dental, Iowa Dental, Nashville Dental and Newark Dental. In Canada, our independent distributors include Dental 2000, Mediclub, and Specialty Dental. In November 2012, Milestone entered an exclusive distribution and marketing agreement with well known U.S. domestic manufacturer and distribution, for the sale and distribution of the STA instruments and handpieces in United States and Canada.

In the third quarter of 2010, the Company added a Domestic Sales Director to refocus our attention on the U.S. and Canadian markets. The mission of the Domestic Sales Director is to grow our business through marketing our STA Instrument to Dental Group Practices, as well as individual dental practitioners. Through direct marketing to the Dental Group Practices and utilizing a group of independent hygienists, the instrument and handpiece sales should increase substantially in the future. The Company signed on its first Group Dental Practice in January 2011, Towncare Dental.

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

In early October 2012, the State Food and Drug Administration (SFDA) of the People’s Republic of China approved Milestone’s Single Tooth Anesthesia System® (STA System). Unfortunately, the SFDA bifurcated approval of the STA Systems from the Wand® handpieces. SFDA approval of the Wand® handpieces is expected in the coming months. It is expected that the approval by the appropriate Chinese regulatory body will be received in 2013.

As of March 13, 2013, China National Medicines has not received the appropriate registration approval from the regulatory body in China. It is expected that the approval by the appropriate Chinese regulatory body will be received in 2013.

According to a report published by the U.S. Department of Commerce, titled “China’s Emerging Markets: Opportunities in the Dental and Dental Lab Industry,” China’s dental market lags behind other healthcare services and has largely been neglected in the past. In fact, CS Market Research reports that “of China’s 1.3 billion plus population, 50% of the adults and 70% of the children are estimated to have decayed tooth problems, and over 90% have periodontal disease.” However, with increasing affluence of the Chinese population, as well as increasing attention towards personal care, demand for dental services has been growing. Market research firm Freedonia agrees, noting that demand for dental products in China is expected to climb to 21.5 billion RMB (U.S. $3.15 billion) by 2012, due primarily to escalating personal income levels and government programs promoting awareness of the benefits of good oral care.

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

In July 2011, we entered into a definitive joint venture agreement with Beijing 3H (Heart-Help-Health) Scientific Technology Co., Ltd. (Beijing 3H) for the development, commercialization, manufacture and marketing of epidural and intra-articular injection medical instruments. Milestone Scientific has a 50% interest in the joint venture and Beijing 3H has a 50% interest, whose shareholders are a number of individuals, including a large shareholder in Milestone who is also the principal of a supplier to Milestone.

The joint venture provided for Milestone’s contribution of an exclusive worldwide royalty-free license to use its patents. Beijing 3H and others did contribute $1.5 million to the joint venture to design and develop two commercial instrument and related disposables using Milestone’s CompuFlo® technology and disposables. Milestone will have distribution responsibility in the U.S. and Canada while Beijing 3H will distribute products exclusively in the People’s Republic of China, Macao, Hong Kong and other regions of Asia. As of December 31, 2012, the Medical Joint Venture and the development project has been initiated.

In the fourth quarter of 2012, Milestone wrote off its investment in a German Distributor, $76,319, (cost basis) due to its continued low performance and continued losses.

The following table shows a breakdown of Milestone’s product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Years Ended December 31,
	2012		2011
DOMESTIC
Instruments	$843,837	19.4%	$1,321,967	28.4%
Handpieces	3,397,193	78.2%	3,272,113	70.2%
Other	102,777	2.4%	64,247	1.4%

Total Domestic	$4,343,807	100.0%	$4,658,327	100.0%

INTERNATIONAL
Instruments	$1,302,919	30.3%	$1,501,702	40.4%
Handpieces	2,946,828	68.5%	2,185,083	58.7%
Other	54,688	1.2%	32,982	0.9%

Total International	$4,304,435	100.0%	$3,719,767	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$4,343,807	50.2%	$4,658,327	55.6%
International	4,304,435	49.8%	3,719,767	44.4%

Total Product Sales	$8,648,242	100.0%	$8,378,094	100.0%

The Company earned gross profits of 65% and 64% in the years ended December 31, 2012 and 2011, respectively. However, the revenues and related gross profits have not been sufficient to support overhead, new product introduction and research and development expenses. Although the Company anticipates expending funds for research and development in 2013, these amounts will vary based on the operating results for each quarter. The Company has incurred operating losses and negative cash flows from operating activities since its inception, except for 2009. The Company, at December 31, 2012, believes that it does not have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. The Company is actively pursuing the generation of positive cash flows from operating activities through increase in revenue, assessment of current contracts and current negotiations. There is no assurance that the Company will be able to achieve positive operating cash flows or that additional capital raised on terms and conditions satisfactory to the Company, if at all. If additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing for existing dental products or adopt other cost saving measures, any of which might negatively affect the Company’s operating results.

In 2013, the Company plans to further support increased sales and marketing activity through our newly appointed exclusive distributor of the STA instruments and handpieces in the U.S. and Canada and utilization of independent hygienists’ for training individual practitioners and group practices domestically, refined and directed advertising to dental professionals, and support and broaden our global distribution network.

In January 2011, the Company signed an agreement with its first group dental practice Towncare Dental Partnership for deployment of our STA Instrument. The STA Instrument will replace the syringe in this practice. This practice has agreed to expand development of the STA instrument into its remaining offices in 2013.

Milestone announced the formation of a strategic alliance, whereby a third party distributor will serve as the exclusive distributor of Milestone’s Single Tooth Anesthesia System® (STA System) and all related disposable items in the United States and Canada, beginning November 15, 2012. Additionally, the third party distributor will initiate a marketing campaign to drive sales in these territories.

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

Results of Operations

The following table sets forth for the consolidated results of operations for the year ended December 31, 2012 compared to 2011 as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results:

	Years Ended
	December 31, 2012		December 31, 2011
Total revenue	$8,648,242	100%	$8,378,094	100%
Cost of products sold	3,055,991	35%	3,016,642	36%

Gross Profit	5,592,251	65%	5,361,452	64%

Selling, general and administrative expenses	5,930,625	69%	6,445,001	77%
Research and development expenses	181,979	2%	140,053	2%

Operating expenses	6,112,604	71%	6,585,054	79%

Loss from operations	(520,353)	-6%	(1,223,602)	-15%
Total other expense	(349,952)	-4%	(258,498)	-3%

Net loss	$(870,306)	-11%	$(1,482,100)	-18%

Year ended December 31, 2012 compared to year ended December 31, 2011

Total revenues for the twelve months ended December 31, 2012 and 2011 were $8,648,242 and $8,378,094, respectively. The total increase in product sales is $270,148 or 3%. The decrease in sales volume of domestic instruments of $478,130, or 36% in 2012 over 2011, was directly related to management’s implementation of a new sales and training strategy focused on concentrated geographical sales efforts and support (deploying independent hygienists) for all customers. In the domestic market, the STA handpiece sales increased by $238,503 or 30% as compared to 2011. CompuDent handpiece sales decreased by $113,424 year over year. The training component of our business is beginning to show positive results on the increased handpiece sales in the domestic market. On the international scene, instrument sales decreased in 2012 over 2011 by $198,783, or 13%, primarily due to a significant reduction in sales of the CompuDent instrument as customers are migrating to our STA instrument. The Wand Plus instrument is no longer being shipped to our European customers, due to a change in the regulations. As such, international sales of the Wand Plus instrument will be reduced in future years. On an international basis, 2012 revenues increased against 2011 revenues for STA instrument sales by $45,347, or 4%. The CompuDent instrument sales decreased by $244,130 year over year. The increase in handpiece sales internationally was $761,745 or 35% due to an increase in sales of STA handpieces of $460,980 and an increase in sales of CompuDent handpieces $300,765 or 18%. Although the sales of Wand Plus instruments to the European community will not continue, there are many Wand Plus users in Europe that continue to own and utilize the instrument. This trend is expected to continue into 2013.

Cost of products sold for the years ended December 31, 2012 and 2011 were $3,055,991 and $3,016,642, respectively. The $39,349, or 1% increase in product cost is primarily due to a write off of advance to contract manufacturer for CompuDents materials of $135,535, in 2012, offset by lower production costs of the STA instruments.

Milestone generated a gross profit of $5,592,251 or 65% in 2012 as compared to a gross profit of $5,361,452 or 64% in 2011. The total dollar increase in gross profit was $230,799 in 2012 over 2011.

Selling, general and administrative expenses for the years ended December 31, 2012 and 2011 were $5,930,625 and $6,445,001, respectively. The $514,376 or 8%, net decrease was focused on several expense categories. In 2012, sales expense decreased by $150,494. This decrease is primarily due to decreased travel and tradeshow attendance and hygienists. Marketing expense decreased by $136,887. The decrease was primarily in the areas of media placement $32,352, marketing key opinion leaders of $10,882; brochure and production design of $51,571 and promotions at trade shows (national and regional) of $56,043 and offset by printing cost of $13,411. Payroll expenses decreased by $200,547 due to a reduction in sales payroll by $53,268; decrease in bonus accrual by $184,998 offset by an increase in medical benefits by $22,236. Legal and patent expenses increased by $37,313 in the aggregate due to reduced general litigation expenses and offset by increased customary patent annuity payments throughout the world. Other general and administrative expenses decreased by $48,037 due to increase in payment of an international commission of $143,680; increased royalties of $15,200 as a result of an increased sales volume; increase in the success fees for domestic and international business of $29,715; an increase in business consulting of $69,279; the write off of Investment in German due to the continued low performance in that company of $76,319; offset by a decrease in stock based compensation of $124,272; a decrease in international travel expense decrease of $33,687 directly related to our focused attention on cost containment; decrease in finder’s fee for the joint venture of $17,122. Bad debt expense decreased by $121,531 in 2012 compared to 2011. In addition, the Company realized expense increases in the areas of professional accounting and audit fees of $19,275 and increase in filing fee of $30,352 related to XBRL filing and reduced insurance costs of $20,242; investor relations cost by $25,023 and the elimination of the New Jersey apartment rental cost of $47,500.

Research and development expenses for the years ended December 31, 2012 and 2011 were $181,979 and $140,053 respectively. The increase of $41,926 is due primarily to reimbursement of expenses in 2011 that was previously incurred by the Company of $104,968 from the Medical Joint Venture.

The loss from operations for the years ended December 31, 2012 and 2011 was $520,353 and $1,223,602 respectively. The $703,250 or 57% decrease in loss from operations, is mainly attributable to decreased operating expenses of $514,377 and an increase in gross profit of $230,799.

Interest expense of $86,270 relating to the converted $1.3 million line of credit into common stock in December 2009 and the $450,000 long term note payable, was charged for the twelve months ended December 31, 2012, compared to $77,722 for the same period in 2011, (see Note I to the financial statements included elsewhere in this annual report). Additionally, Milestone accrued interest expense of $86,270 and $51,282 for the overdue accounts payable balance to the instrument manufacturer at December 31, 2012 and 2011, respectively.

The loss on earnings from the Medical Joint Venture, $171,016 in 2012 and $121,399 in 2011, relate to the development of two medical instruments. This loss is not a cash drain on Milestone, since the Joint Venture partner contributed the cash for the development project.

For the reasons explained above, net loss for the year ended December 31, 2012 was $870,306 as compared to a net loss of $1,482,100 for the year ended December 31, 2011. The $611,794 or 41%, decrease in net loss is primarily a result of an increase in gross profit of $230,799, complimented by a significant decrease in Selling, General and Administrative and Research and Development expenses of $703,250 and the increase in other expense of $91,455.

Liquidity and Capital Resources

As of December 31, 2012, the Company had cash and cash equivalents of $165,249 and a negative working capital of $775,742. Milestone had net losses of $807,306 and $1,482,100 for the years ended December 31, 2012 and 2011, respectively. The negative working capital of $775,742 in 2012 was the result of continued delay in obtaining regulatory approval to sell our instruments and handpieces in China. Based on the initial purchase order from our distributor in China in 2009, Milestone ramped up purchasing of parts in anticipation of significant sales in 2010 and future years. As a result of the delay in shipping, the advances to contract manufacturer initially increased in 2010 and 2011. At December 31, 2012, advance to contract manufacturers decreased, (current and long term), as compared to December 31, 2011 through payment of the outstanding long term liability. Accounts payable due this suppliers has decreased to $704,724 as of December 31, 2012 as compared to $1,751,758 as of December 31, 2011. And finally, the accounts receivable from the China distributor has been classified between current and long term net of a reserve of doubtful accounts of $308,350.

The Company entered a Medical Joint Venture agreement with a third party in 2011, for the development and commercialization of two medical instruments. The Company did not invest any funds into this Medical Joint Venture. See Note F to the Financial Statements.

As a result of this delay on shipments to China, current accounts receivable decreased by $175,477, inventories decreased by $151,933, through better purchasing control, and current advances to contract manufacturers decreased by $475,589. Also, cash increased by $68,925 for operations. Current liabilities decreased by $1,334,386, principally due to a decrease in accounts payable for the purchase of materials to produce instruments and handpieces by $1,445,406.

The Company has also decreased noncurrent advances to contract manufacturer of $103,471. The Company continues to take positive steps to maintain adequate inventory levels and advances to contract manufacturers to maintain available inventory to meet our domestic and international sales requirements. Milestone incurred net losses of $870,306 and $1,482,100 for the years ended 2012 and 2011, respectively. Cash flows from operating activities for the year ended December 31, 2012 was a negative $49,718 and for the year ended December 31, 2011 was a negative $570,730. The significant decrease in net cash used in operations, is a substantial improvement over prior years.

For the year ended December 31, 2012, net cash used in operating activities was $49,718. This was attributable primarily to a net loss of $870,306 adjusted for noncash items of $813,178 and changes in operating assets and liabilities of $7,410. The decrease in noncash items in 2012 as compared to 2011 is principally due to the decrease in shares issued for compensation of $144,027 in 2012.

For the years ended December 31, 2012 and 2011, Milestone used $31,357 and $39,028, respectively, in investing activities, primarily attributable to legal fees related to payment for patent rights.

The Company borrowed $450,000 from a shareholder in 2008 and issued a $450,000 promissory note to the same shareholder. In December 2008 and again in June 2011, the Company refinanced the $450,000 note, extending the due date to January 3, 2014. The $450,000 Note is classified as a Long Term Note Payable on the Balance Sheet at December 31, 2012. See Note I – Line of Credit to the Financial Statements.

The Company has incurred operating losses and negative cash flows from operating activities since its inception, except for 2009. The Company was very close, negative $49,718 cash flow from operations, to achieving a positive cash flow in 2012. Management of the Company is focused on generating a positive cash flow in 2013. The Company is actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of December 31, 2012, the Company believes that it does not have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. However, if the Company requires a higher level of marketing and sales effort, or if the Company is unable to continue generating positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to continue to achieve positive operating cash flows or that additional capital can be raised on the terms and conditions satisfactory to the Company if at all. If additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost savings measures, any of which might negatively affect the Company’s operating results.

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

Contractual Obligations

The impact of the contractual obligations at December 31, 2012, expected on the liquidity and cash flows in future periods, is as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years
Long-term debt obligations	$450,000	$—	$450,000	$—
Operating lease obligations	124,958	83,306	41,653	—
Purchase obligations (1)	2,868,864	1,941,840	927,024	—

Total	$3,443,822	$2,025,146	$1,418,677	$—

(1)	Purchase obligations include agreements for the purchase of instruments and handpieces. The agreements are referred as purchase orders.

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2012 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Milestone management assessed the effectiveness of its instrument of internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment and the criteria set forth by COSO, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter ended December 31, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act.

Milestone’s directors are elected annually by the shareholders and serve for one-year terms until his/her successor is elected and qualified or until such director’s earlier death, resignation or removal. The executive officers and key personnel are appointed by and serve at the pleasure of the Board of Directors.

The current executive officers and directors of Milestone and their respective ages as of March 13, 2013 are as follows:

NAME	AGE	POSITION	DIRECTOR SINCE
Leslie Bernhard (2)	68	Chairman of the Board and Director	2003
Leonard A. Osser	65	Chief Executive Officer and Director	1991
Joseph D’Agostino	61	Chief Financial Officer and Chief Operating Officer
Pablo Felipe Serna Cardenas (1)	37	Director	2006
Leonard M. Schiller(1)(2)	71	Director	1997

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

Key Personnel

The following are the names of individuals who are not executive officers of Milestone but are deemed key personnel of Milestone, their respective ages and positions as of March 13, 2013:

NAME	AGE	POSITION
Eugene Casagrande, D.D.S.	69	Director of Professional Relations
Mark Hochman, D.D.S.	55	Director of Clinical Affairs

Leslie Bernhard, Chairman of the Board

In October 2009, Leslie Bernhard assumed the position of Chairman of the Board, filing a position left vacant by Mr. Osser who assumed the position of Chief Executive Officer. Leslie Bernhard has been serving as an Independent Director (as defined below) of Milestone since May 2003 and was named Chairman of the Board in September of 2009. She co-founded AdStar, Inc. and since 1986 has served as its President, Chief Executive Officer and Executive Director. AdStar is an application service provider for the newspaper classified advertising industry. She serves on the Board of Directors of Universal Power Group (NYSE MKT:UPG) of Dallas, Texas and has done so since 2006. Ms. Bernhard’s professional experience and background with AdStar and with us, as one of our directors since 2003, have given her the expertise needed to serve as Chairman of the Board.

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

Joseph D’Agostino, Chief Financial Officer and Chief Operating Officer

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

Milestone’s Board of Directors has established compensation and audit committees. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all the officers of Milestone, reviews general policy matters relating to compensation and benefits of employees of Milestone, and administers the issuance of stock options to Milestone’s officers, employees, directors and consultants. All compensation arrangements between Milestone and its directors, officers and affiliates are reviewed by the Compensation Committee. The Audit Committee meets with management and Milestone’s independent auditors to determine the adequacy of internal controls and other financial reporting matters; all of the members are independent directors. The Board of Directors has determined that Pablo Felipe Serna Cardenas qualifies as an Audit Committee Financial Expert pursuant to Item 407 (d)(5) of Regulation S-K. Mr. Cardenas is independent, as that term is defined in the listing standards of the NYSE MKT.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and person who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnish to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and director were complied with during the fiscal year ended December 31, 2012 except that each of Leonard Osser and Joseph D’Agostino did not timely file one Form 4.

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

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2012 and 2011 by (i) Milestone’s CEO and (ii) the most highly compensated executive officers, other than the CEO who were serving as executive officers at the end of the 2012 fiscal year and whose salary as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”).

SUMMARY OF COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	YEAR	Salary	Bonuses		Other Compensation		Option Awards (2)	Total
Leonard A. Osser
Chief Executive Officer	2012	$300,000	$200,000	(1)	$29,831	(1)	$100,000	$629,831
	2011	$300,000	$400,000	(1)	$75,708	(1)	$—	$775,708
Joseph D’Agostino	2012	$171,600	$50,000	(3)	$29,609	(3)	$100,000	$351,209
Chief Financial Officer	2011	$171,600	$100,000	(3)	$27,442		$100,000	$399,042

(1)	Payment of $100,000 of the bonuses have been deferred and will be paid in common stock upon the termination of his employment with the Company in accordance with the terms of his employment agreement. Other compensation represents payments made for personal use of corporate apartment, health insurance coverage and car allowance.
(2)	The amounts in this column reflect the fair value of the options at date of grant. For details used in the assumption calculating the fair value of the option reward, see Note B to the Financial Statements for the year ended December 31, 2012 and 2011, which is located on pages F-7 through F-11 of this Report. Compensation cost is generally recognized over the vesting period of the award. See the table below entitled “Outstanding Equity Awards at December 31, 2012.
(3)	Payment of the bonuses have been deferred and will be paid in common stock upon the termination of his employment with the Company in accordance with the terms of his employment agreement. Other compensation represents payments made for health insurance coverage and car allowance.

Employment Contracts

As of September 1, 2009, the Company entered into a five-year employment agreement with Leonard Osser as its Chief Executive Officer. The term of the 2009 agreement is automatically extended for successive one-year periods unless prior to August 1 of any year, either party notifies the other that he or it chooses not to extend the term. Under the 2009 agreement, the CEO receives base compensation of $300,000 per year. In addition, the CEO, may earn annual bonuses up to an aggregate of $400,000, payable one half in cash and one half in common stock, contingent upon achieving targets set for each year by the Compensation Committee of the Board of Directors . In addition, if in any year of the term of the agreement the CEO earns a bonus, he shall also be granted five-year stock options to purchase twice the number of bonus shares earned. Each such option is to be exercisable at a price per share equal to the fair market value of a share on the date of grant (110%) of the fair market value if the CEO is a 10% or greater stockholder on the date of grant). The options shall vest and become exercisable to the extent of one-third of the shares covered at the end of each of the first three years following the date of grant, but shall only be exercisable while the CEO is employed by Milestone or within 30 days after the termination of his employment. In 2012 the CEO waived the option component of his bonus for that year.

In accordance with the employment contract, 1,182,493 shares of common stock are to be paid out at the end of the contract in settlement of$1,208,333 at December 31, 2012 and 1,025,735 shares of common stock are to be paid out at the end of the contract in settlement of $1,058,333 at December 31, 2011 of accrued deferred compensation and, accordingly, such shares have been classified in stockholders’ equity with the common shares classified as to be issued.

This 2009 agreement suspended the previous 2008 employment with 40-months remaining in its term. Under the 2008 agreement Mr. Osser is employed as an executive, but not the CEO. In March 2013, the 2008 agreement was amended to extend its remaining term to 120-months.

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

Outstanding Equity Awards at December 31, 2012

The following table includes certain information with respect to the value of all unexercised options previously awarded to the Named Executive Officers.

	2012 Options Awards				Stock Awards
	Number of Securities	Number of Securities			Number of Shares or	Market Value of Number
	Underlying Unexercised	Underlying Unexercised	Option Exercise	Option Expiration	Units of Stock that	of Shares or Units of Stock
Name	Options (#) Exercisable (1)	Options (#) Unexercisable (1)	Price ($)	Date	have not vested (#) (2)	that have not vested (#) (3)
Leonard Osser	74,071	59,263	$0.75	1/9/2017	1,182,493	$1,714,615
	28,128	14,065	$1.74	12/17/2014
	0	73,333	$1.40	11/2/2014
Joseph D’Agostino	26,042	52,084	$1.28	12/28/2017	343,775	$498,474
	153,704	124,074	$0.36	12/31/2016
	77,777	22,223	$1.00	12/20/2015
	66,666	33,334	$1.00	12/20/2015
	38,888	11,112	$1.15	12/17/2014
	31,646	—	$1.58	12/17/2014
	50,000	—	$1.15	9/1/2014
	60,000	—	$0.40	3/31/2014

Total	504,723	242,827

(1)	Represents stock option grants at fair market value on the date of grant.
(2)	Issuance of the shares of common stock has been deferred until the termination of his employment with the Company in accordance with the terms of his employment agreement.
(3)	Based on the closing price per share of $1.45 as reported on the OTCQB on December 31, 2012.

Compensation of Directors

Director Compensation

	2012	Fees Earned or
Name	Stock Awards (1)	Paid in Cash ($)	Total ($)
Leonard M. Schiller	$15,000	$15,000	$30,000
Leslie Bernhard	$15,000	$15,000	$30,000
Pablo Felipe Serna Cardenas	$15,000	$15,000	$30,000

(1)	Represents the aggregate grant-date fair value of the awards computed in accordance with the FASB ASC Topic 718. 51,724 Shares, valued at $0.29 per share on June 6, 2012, were issued to each director

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 13, 2013, regarding stock ownership of all persons known by Milestone to own beneficially more than 5% of Milestone’s outstanding common stock, Named Executives, all directors, and all directors and officers of Milestone as a group:

	March 13, 2013
	Shares of Common Stock		Percentage
Names of Benefical Owner (1)	Beneficially Owned (2)		of Ownership
Executive Officers and Directors
Leonard Osser	2,686,701	(3)	16.01%
Joseph D’Agostino	877,729	(4)	5.23%
Leonard Schiller	146,490	(5)	*
Pablo Felipe Serna Cardenas	133,262	(6)	*
Leslie Bernhard	56,538	(7)	*
All directors & executive officers as group (5 persons)	3,900,720	(8)	23.24%
K. Tucker Andersen	2,511,230		14.96%
Tom Cheng	1,002,862		5.98%

*	Less than 1%

(1)	The addresses of the persons named in this table are as follows: Leonard Osser and Joseph D’Agostino are at 220 South Orange Avenue in, New Jersey 07039; Leonard M. Schiller, c/o Schiller, Klein & McElroy, P.C., 33 North Dearborn Street, Suite 1030, Chicago, Illinois 60602; Pablo Felipe Serna Cardenas, Via Camillo Golgi 2 Opera, Italy 20090; Leslie Bernhard, c/o AdStar, Inc., 4553 Glencoe Avenue, Suite 325, Marina del Rey, California 90292; K. Tucker Andersen, c/o Cumberland Associates LLC, 1114 Avenue of the Americas, New York, New York 10036.
(2)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 13, 2013, as applicable, upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on the number of all shares, including those underlying options exercisable within 60 days from the filing of this report held by the named individual, divided by 16,781,726 outstanding shares on March 13, 2013, plus those shares underlying options exercisable within 60 days from the filing of this report held by the named individual or the group.
(3)	Includes 1,430,137 shares held by Mr. Osser or family, 1,182,493 Shares to Be Issued at the termination of his employment agreement, and 102,199 shares subject to options; 28,128 at $1.74 and 74,071 at $.75.
(4)	Includes 343,775 shares to be issued at the termination of employment. Also 29,231 shares held by Mr. D’Agostino at March 13, 2013. Additionally, this includes 504,723 shares subject to options as follows: 60,000 shares at $0.40; 88,888 shares at $1.15; 31,646 shares at $1.58; 144,443 shares at $1.00; 153,704 shares at $0.36 and 26,042 shares at $1.28.
(5)	Includes 45,000 stock options as follows: 25,000 shares at $0.55 and 20,000 shares at $0.74.
(6)	Includes 45,000 stock options as follows: 25,000 shares at $0.55 and 20,000 shares at $0.74.
(7)	Includes 45,000 stock options as follows: 25,000 shares at $0.55 and 20,000 shares at $0.74.
(8)	Includes 750,834 shares of Common Stock underlying outstanding options.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes the (i) options granted under the Milestone 2004 Stock Option Plan, (ii) options and warrants granted outside the Milestone 2004 Stock Option Plan, as of December 31, 2012, and (iii) options granted under the Milestone 2011 Stock Option Plan. The shares covered by outstanding options and warrants are subject to adjustment for changes in capitalization, stock splits, stock dividends and similar events. No other equity compensation has been issued.

			Number of securities
	Number of Securities to	Weighted-average exercise	remaining available for
	be issued upon exercise of	price of outstanding	future issuance under
	outstanding options and warrants	options and warrants	equity compensation plan
Equity compensation plan approved by stockholders
Grants under our 2004 Stock Option Plan (1)	64,600	$2.60	685,400
Grants under our 2011 Stock Option Plan (3)	589,237	$0.55	1,622,222
Equity compensation plan not approved by stockholders (2)			Not applicable
Aggregate individual option and warrants grants	869,903	$1.15

Total	1,523,740	$0.98

(1)	In July 2004 the Board of Directors approved the adoption of the 2004 Stock Option Plan. The 2004 Stock Option Plan provides for the grant of options to purchase up to 500,000 shares of Milestone’s common stock. Options may be granted to employees, officers, directors and consultants of Milestone for the purchase of common stock of Milestone at a price not less than the fair market value of the common stock on the date of the grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant. No options were exercised in 2011.

In March 2008, the Board of Directors authorized an additional 250,000 options to this Plan.

(2)	The aggregate individual option grants outside the Stock Option Plans referred to in the table above include options issued as payment for services rendered to us by outside consultants and providers of certain services. The aggregate individual warrant grants referred to in the table above include warrants granted to investors in Milestone as part of private placements and credit line arrangements. 100,000 options were exercised at $ 0.24 per share in 2011.
(3)	In June 2011, the Stockholders approved the adoption of the 2011 Stock Option Plan. The 2011 Stock Option Plan provides for the grant of options to purchase 2,000,000 shares of Milestone’s Common Stock. Options may be granted to employees, directors and consultants of Milestone for the purchase of Common Stock of Milestone at a price not less than the fair market value of the Common Stock on the date of grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant. No options were exercised in 2011.

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

As of December 31, 2012 there are no shares remaining under this plan.

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

At December 31, 2012 and 2011 there was $11,316, respectively, available to be issued under this plan.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

On June 28, 2007 the Company secured a $1 million line of credit from K. Tucker Andersen, a stockholder, beneficially owning approximately 18% of the Company’s outstanding stock. This borrowing was amended to $1,300,000 as of September 30, 2008 under the same terms and conditions as the original. In December 2009, the Company converted the $1.3 million principal amount of the borrowing under the line of Credit into 822,785 shares of Common Stock at a price of $1.58 per share. Additionally, the interest due on the principal is payable over a two year period (quarterly payments of $23,000). Interest continues to accrue and no payment were made in 2012 and $23,000 was paid in 2011.

The Company borrowed an additional $450,000 from the same stockholder in 2008. The borrowing was originally on short term loan with a maturity date of January 19, 2009. In December 2008 and again on June 30, 2011, this borrowing was refinanced with the shareholder with a due date of January 3, 2014. The borrowing includes a twelve percent interest rate, interest compound quarterly, with interest and principle due at the maturity. Further, the note provides for the issuance of warrants to the stockholder that is exercisable for five years at the price of $0.32 per share for 45,000 shares of stock. The warrants were valued using the Black-Scholes model and are reflected as a discount against the debt. These warrants expired in June 2012. The Company did not have any other related party transactions pursuant to Item 404 of Regulation S-K of the Exchange Act. Milestone has adopted a policy that, in the future, the Audit Committee must review all transactions with any officer, director or 5% stockholder. The amount outstanding to the stockholder was $450,000 for both years ending December 31, 2012 and 2011. Interest expense accrued on this debt was $87,016 and $77,722 for the years ended December 31, 2012 and 2011, respectively.

Tom Cheng, a shareholder, is also a supplier of handpieces to the Company. Mr. Cheng is also an investor along with 3H Bejing, in a 50 percent ownership in the Medical Joint Venture.

Director Independence

The Board has determined that Leonard M. Schiller, Leslie Bernhard and Pablo Felipe Serna Cardenas (the “Independent Directors”) are independent as that term is defined in the listing standards of the NYSE MKT. As disclosed above, Pablo Felipe Serna Cardenas and Leonard M. Schiller members of the Audit Committee and are independent for such purposes, and Leonard M. Schiller and Leslie Bernhard are members of the Compensation Committee and are independent for such purposes.

In determining director independence, the Board considered the stock awards to the Independent Directors for the year ended December 31, 2012, disclosed in “Item 11 – Executive Compensation – Director Compensation” above, and determined that such awards were compensation for services rendered to the Board and therefore did not impact their ability to continue to serve as Independent Directors.

Item 14. Principal Accounting Fees and Services

Audit Fees

Milestone incurred audit and financial statement review fees totaling $151,307 and $132,033, respectively from Holtz Rubenstein Reminick LLP, its principal accountant for 2012 and 2011.

Audit Related Fees

There were no audit related fees to the principal accountant Holtz Rubenstein Reminick LLP in 2012 and 2011.

Tax Fees

There were no fees for services related to tax compliance, tax advice and tax planning billed by the principal accountant in 2012 and 2011.

All Other Fees

There were no other fees billed during 2012 and 2011 by Milestone’s principal accountants.

Audit Committee Administration of the Engagement

The engagement with Holtz Rubenstein Reminick LLP, the principal accountants, was approved in advance by the Board of Directors and the Audit Committee. No non-audit or non-audit related services were approved by the Audit Committee in 2012.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1.	Financial Statements. The following financial statements and the reports of Milestone’s independent auditor thereon, are filed herewith.

•	Report of Independent Registered Public Accounting Firm (Holtz Rubenstein Reminick LLP -2012 and 2011)

•	Balance Sheets at December 31, 2012 and 2011

•	Statements of Operations for the years ended December 31, 2012 and 2011

•	Statement of Changes in Stockholders’ Equity for the years ended December 31, 2012 and 2011

•	Statements of Cash Flows for the years ended December 31, 2012 and 2011

•	Notes to Financial Statements

2.	Financial Statement Schedule

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

Exhibit NO.	Description

3.1	Certificate of Incorporation of Milestone (1)

3.2	Certificate of Amendment filed July 13, 1995 (2)

3.3	Certificate of Amendment filed December 6, 1996 (3)

3.4	Certificate of Amendment filed December 17, 1997 (4)

3.5	Certificate of Amendment filed July 23, 2003 (5)

3.6	Certificate of Amendment filed January 8, 2004 (5)

3.7	Certificate of Designation filed January 15, 2004 (5)

3.8	By-laws of Milestone (1)

4.1	Speciman stock certificate (2)

4.3	Form of warrant agreement, including form of warrant (7)

10.1	Lease dated November, 25, 1996 between Livingston Corporate Park Associates, L.L.C. and Milestone (3)

10.2	Agreement with DaVinci Instruments, dated July 30, 2003 (5)

10.3	Agreement with Strider, dated September 3, 2003 (5)

10.4	Agreement with Len Osser and K. Tucker Andersen, dated October 9, 2003 (5)

10.5	Agreement with Morse, Zelnick, Rose & Lander, dated December 22, 2003 (5)

10.6**	Employment Agreement with Leonard Osser, dated December 20, 2003 (5)

10.7	Agreement with United Instruments, dated October 20, 2004 (6)

10.8	Agreement with Mark Hochman, dated January 1, 2005 (6)

10.9	Lease amendment dated April 28, 2004 between Livingston Corporate Park Associates, L.L.C. And Milestone (6)

10.10	Agreement with DaVinci regarding exclusive license over patented products, dated June 1, 2004 (8)

10.11**	Employment Agreement with Leonard Osser, dated September 1, 2009 (9)

10.12	Loan agreement of $1 million from K. Tucker Andersen, dated June 29, 2007 (10)

10.13	Amendment to the loan agreement of $1.3 million from K. Tucker Andersen, dated April 18, 2008 (10)

10.14	Promissory note in the principal amount of $450,000 held by K. Tucker Andersen, dated December 24, 2008 (10)

10.15	Amendment to the $450,000 promissory note held by K. Tucker Andersen, dated June 30, 2011 (11)

10.16	2004 Stock Option Plan (11)

10.17	2011 Stock Option Plan (12)

10.18	Amendment to the $450,000 promissory note held by K. Tucker Andersen, effective May 10, 2012*

10.19*	Amendment to the Employment Agreement with Leonard Osser, dated March 6, 2013*

14	Code of Ethics (6)

23.1	Consent of Holtz Rubenstein Reminick LLP*

31.1	Rule 13a-14(a) Certification-Chief Executive Officer*

31.2	Rule 13a-14(a) Certification-Chief Financial Officer*

32.1	Section 1350 Certifications-Chief Executive Officer*

32.2	Section 1350 Certifications-Chief Financial Officer*

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Indicates management contract or compensatory plan or arrangement
***	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to Milestone’s Registration Statement on Form SB-2 No. 333-92324.
(2)	Incorporated by reference to Amendment No. 1 to Milestone’s Registration Statement on Form SB-2 No. 333-92324.
(3)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 1996.
(4)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference to Milestone’s Registration Statement on Form S-2 No. 333-110376, Amendment No. 3.
(6)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 2004.
(7)	Incorporated by reference to Milestone’s Registration Statement on Form S-2 No. 333-110367, Amendment No. 5.
(8)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 2005.
(9)	Incorporated by reference to Milestone’s Form 10-K for the year ended December 31, 2009.
(10)	Incorporated by reference to Milestone’s Form 10-K for the year ended December 31, 2010.
(11)	Incorporated by reference to Milestone’s Form 10-K for the year ended December 31, 2011.
(12)	Filed as Appendix C to the Company’s Proxy Statement filed with the SEC on June 28, 2004 and incorporated herein by reference.
(13)	Filed as Appendix A to the Company’s Proxy Statement filed with the SEC on May 2, 2011 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Milestone Scientific Inc.

By:	/s/ Leonard Osser
Chief Executive Officer
(Principal Executive Officer)

Date: March 13, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Leonard Osser	March 13, 2013	Chief Executive Officer and Director
Leonard Osser		(Principal Executive Officer)

/s/ Joseph D’Agostino	March 13, 2013	Chief Financial Officer
Joseph D’Agostino		(Principal Financial Officer)

/s/ Leonard Schiller	March 13, 2013	Director
Leonard Schiller

/s/ Leslie Bernhard	March 13, 2013	Chairman and Director
Leslie Bernhard

/s/ Pablo Felipe Serna Cardenas	March 13, 2013	Director
Pablo Felipe Serna Cardenas

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Milestone Scientific Inc.

We have audited the accompanying balance sheets of Milestone Scientific Inc. as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milestone Scientific Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Holtz Rubenstein Reminick LLP

New York, New York

March 13, 2013

MILESTONE SCIENTIFIC INC.

BALANCE SHEETS

December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$165,249	$96,324
Accounts receivable, net of allowance for doubtful accounts of $179,259 in 2012 and $182,880 in 2011	978,982	1,154,459
Inventories	638,561	790,494
Advances on contracts	476,969	952,558
Prepaid expenses and other current assets	239,061	304,180

Total current assets	2,498,822	3,298,015
Accounts receivable-long term, net of allowance for doubtful accounts of $167,971 in 2012 and $372,000 in 2011	119,201	261,256
Advances on contracts	2,350,477	2,453,948
Investment in distributor, at cost	—	76,319
Investment in Medical Joint Venture	—	124,179
Furniture, Fixtures & Equipment net of accumulated depreciation of $458,708 as of December 31, 2012 and $446,484 as of December 31, 2011	36,624	52,309
Patents, net of accumulated amortization of $420,556 as of December 31, 2012 and $344,238 as of December 31, 2011	648,662	698,357
Other assets	7,317	27,819

Total assets	$5,661,103	$6,992,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,336,594	$3,931,531
Accrued expenses and other payable	581,407	407,872
Accrued interest on Notes Payable	356,563	269,547

Total current liabilities	3,274,564	4,608,950

Long-term Liabilities:
Notes payable-net of discount of $0 and $3,065, respectively	450,000	446,935

Total long-term liabilities	450,000	446,935

Commitments and Contingencies
Stockholders’ Equity
Common stock, par value $.001; authorized 50,000,000 shares; 16,563,306 shares issued 1,635,709 shares to be issued and 16,529,973 shares outstanding as of December 31, 2012; 15,556,878 shares issued, 1,501,457 shares to be issued, and 15,523,545 shares outstanding as of December 31, 2011	18,199	17,058
Additional paid-in capital	64,560,224	63,690,837
Accumulated deficit	(61,730,368)	(60,860,062)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)

Total stockholders’ equity	1,936,539	1,936,317

Total liabilities and stockholders’ equity	$5,661,103	$6,992,202

See Notes to Financial Statements

MILESTONE SCIENTIFIC INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Product sales, net	$8,648,242	$8,378,094
Cost of products sold	3,055,991	3,016,642

Gross profit	5,592,251	5,361,452

Selling, general and administrative expenses	5,930,625	6,445,001
Research and development expenses	181,979	140,053

	6,112,604	6,585,054

Loss from operations	(520,353)	(1,223,602)
Other income (expense)
Interest income	34	35
Interest expense	(175,905)	(131,838)
Amortized debt issuance	(3,065)	(5,296)
Loss on Earnings from Medical Joint Venture	(171,016)	(121,399)

Total other expense	(349,952)	(258,498)

Net loss applicable to common stockholders	$(870,306)	$(1,482,100)

Loss per share applicable to common stockholders—basic and diluted	$(0.05)	$(0.10)

Weighted average shares outstanding and to be issued—basic and diluted	16,080,474	15,174,893

See Notes to Financial Statements

MILESTONE SCIENTIFIC INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012 AND 2011

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance, January 1, 2011	15,552,972	$15,552	$62,606,043	$(59,377,962)	$(911,516)	$2,332,117
Options issued to employees and consultants	—	—	255,899	—	—	255,899
Options exercised	100,000	100	24,900	—	—	25,000
Common stock to be issued to employee for bonuses	748,990	749	419,251			420,000
Common stock to be issued to employee for compensation	12,153	12	4,363			4,375
Common stock to be issued to consultants	103,300	103	60,710			60,813
Sale of common stock	99,999	100	29,900			30,000
Common stock issued for directors compensation	75,000	75	44,925			45,000
Common stock issued for payment of consulting services to settle accounts payable	327,222	327	190,886	—	—	191,214
Proceeds on sale of option rights			24,000			24,000
Common stock issued for payment of employee compensation	38,699	39	29,961	—	—	30,000
Net Loss	—	—	—	(1,482,100)	—	(1,482,100)

Balance, December 31, 2011	17,058,335	17,058	63,690,837	(60,860,062)	(911,516)	1,936,317
Options issued to employees and consultants	—	—	177,987	—	—	177,987
Common stock to be issued to employee for bonuses	229,705	230	236,770			237,000
Sale of common stock	107,143	107	149,893			150,000
Common stock issued for directors compensation	155,172	155	44,845			45,000
Common stock issued for payment of consulting services to settle accounts payable	543,209	543	216,872	—	—	217,415
Common stock issued for payment of employee compensation	105,451	105	43,020	—	—	43,125
Net Loss	—	—	—	(870,306)	—	(870,306)

Balance, December 31, 2012	18,199,015	$18,199	$64,560,224	$(61,730,368)	$(911,516)	$1,936,539

See Notes to Financial Statements

MILESTONE SCIENTIFIC INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Cash flows from operating activities:
Net loss	$(870,306)	$(1,482,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	18,816	22,094
Amortization of patents	76,317	83,297
Amortization of debt discount	3,065	5,296
Common stock and options issued for compensation, consulting, and vendor services	673,691	864,555
Bad debt reversal	(207,650)	(86,120)
Loss on sale/disposal of equipment	1,604	—
Loss on Earnings from Joint Venture	171,016	121,399
Write-off of Investment in Germany	76,319	—
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	525,182	(172,214)
Decrease in inventories	151,933	196,453
Decrease (Increase) to advances on contracts	579,060	(962,221)
Decrease to prepaid expenses and other current assets	65,119	17,717
Decrease in other assets	20,502	47,432
(Decrease) Increase in accounts payable	(1,594,937)	607,568
Increase in accrued expenses	173,535	111,392
Increase in accrued interest for notes payable	87,016	54,722

Net cash used in operating activities	(49,718)	(570,730)

Cash flows from investing activities:
Purchases of property and equipment	(4,735)	(7,467)
Payment for patent rights	(26,622)	(31,561)

Net cash used in investing activities	(31,357)	(39,028)

Cash flows from financing activities:
Proceeds from the sale of stock options rights	—	24,000
Proceeds from the exercise of stock options	—	25,000
Proceeds from the sale of common stock	150,000	30,000

Net cash provided by financing activities	150,000	79,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68,925	(530,758)
Cash and cash equivalents at beginning of year	96,324	627,082

Cash and cash equivalents at end of year	$165,249	$96,324

Supplemental disclosure of cash flow information:
Interest expense paid in cash	$—	$23,000

Supplemental disclosure of non cash activities:
Shares issued to directors for compensation	$45,000	$45,000

Shares issued to employees in lieu of cash compensation	$43,125	$30,000

Shares issued to settle accounts payable	$217,415	$191,214

Non-Cash
Transfer of assets to JV	$—	$194,765

See Notes to Financial Statements

MILESTONE SCIENTIFIC INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A — ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

Milestone Scientific Inc. (“Milestone”) or (“the Company”) or (“our”) was incorporated in the State of Delaware in August 1989. Milestone has developed a proprietary, computer-controlled anesthetic delivery instrument, through the use of The Wand, a single use disposable handpiece. The instrument is marketed in dentistry under the trademark CompuDent, Wand Plus and STA (Single Tooth Anesthesia) and in medicine under the trademark CompuMed. CompuDent is suitable for all dental procedures that require local anesthetic. CompuMed and Wand Plus are suitable for many medical procedures regularly performed in Plastic Surgery, Hair Restoration Surgery, Podiatry, Colorectal Surgery, Dermatology, Orthopedics and a number of other disciplines. The instruments are sold in the United States and in over 47 countries abroad. Milestone’s products are manufactured by a third-party contract manufacturer.

Milestone had incurred operating losses since its inception. The Company had negative cash flows from operating activities at December 31, 2012 of $49,718 and a negative cash flow from operating activities at December 31, 2011 of $570,730. At December 31, 2012, the Company had cash and cash equivalents and a negative working capital of $165,249 and $775,742, respectively. The negative working capital decrease of $535,193 as compared to 2011 is due to the Company’s continued reduction by payment of our commitment of purchasing parts in anticipation of significant sales to our distributor in China. Such sales have been delayed. As a result of this delay, the advances to contract manufacturer has been allocated between current and long term. Additionally, the accounts receivable from the China distributor had been allocated between current and long term, with a reserve of $308,350 provided against the accounts receivable. Additionally, the Company borrowed $450,000 in 2008 from a shareholder, with a due date of January 2009. This additional borrowing was refinanced at December 31, 2008 and June 30, 2011 and the due date was extended to January 3, 2014. The Company is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of December 31, 2012, the Company does not expect to have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. The Company may require the need for a higher level of marketing and sales efforts that at present it cannot fund. If the Company is unable to generate positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that the Company will be able to achieve positive operating cash flows or that traditional capital can be raised on terms and conditions satisfactory to the Company, if at all. If positive cash flow cannot be achieved or if additional capital is required and it cannot be raised, then the Company would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect the Company’s operating results.

Milestone’s recurring losses, and the matters discussed above, raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3. Product Return and Warranty

Milestone does not accept non-defective returns from its customers. Product returns under warranty are accepted, evaluated and repaired or replaced in accordance with the Warranty Policy. Returns not within the Warranty Policy are charged to the customer. Warranty expense was $87,544 and $63,445 for 2012 and 2011, respectively. Non-Warranty repairs are collected from the customers. Non-Warranty repair income was $107,868 and $100,017 for 2012 and 2011, respectively.

4. Inventories

Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded if required based on past and expected future sales.

5. Investment in Medical Joint Venture

Milestone has entered into a Joint Venture with a third party for the development and commercialization of two medical instruments. The Company owns fifty percent of the joint venture and has recorded its investment on the equity basis of accounting. The Company’s proportionate share of losses incurred by the Joint Venture is charged to the Statement of Operations and adjusted against the Investment in Joint Venture.

6. Furniture, Fixture and Equipment

Equipment is recorded at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. The costs of maintenance and repairs are charged to operations as incurred.

7. Investments

Investments in less than twenty percent owned entities are accounted for under the cost basis and are reviewed for impairment periodically. The Company does not have any significant control over the operations of this investee. In the fourth quarter of 2012, the Company wrote off its total investment of $76,319 based on low performance and continued losses with that distributor. This expense is included within the selling, general and administrative expenses on the statement of operation for the year ended December 31, 2012.

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

9. Impairment of Long-Lived Assets

Milestone reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The carrying value of the assets is evaluated in relation to the operating performance and future undiscounted cash flows of the underlying assets. Milestone adjusts the net book value of an underlying asset if its fair value is determined to be less than its net book value. The Company has reviewed long-lived assets for impairment and concluded no impairment exist as of December 31, 2012 and December 31, 2011, respectively.

10. Revenue Recognition

Revenue from product sales is recognized net of discounts and allowances to the domestic distributor on the date of shipment of the goods, for essentially all shipments, since the terms are FOB warehouse. The Company recognizes revenue on date of arrival where shipments are FOB destination. Shipments to the international distributors are FOB the warehouse and revenue is therefore recognized on shipment. In both cases, the price to the buyer is fixed and the collectability is reasonably assured. Further, Milestone has no obligation on these sales for any post sale installation, set-up or maintenance, these being the responsibility of the buyer. Customer acceptance is considered made at delivery. The only obligation after sale is the normal commercial warranty against manufacturing defects if the alleged defective unit is returned within the warranty period.

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

13. Advertising Expenses

Milestone expenses advertising costs as they are incurred. For the years ended December 31, 2012 and 2011, Milestone recorded advertising expenses of $51,412 and $83,764, respectively.

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

Since Milestone had net losses for 2012 and 2011, the assumed effects of the exercise of outstanding stock options and warrants were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options and warrants totaled 1,523,740 at December 31, 2012 and 1,599,281 at December 31, 2011.

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

18. Stock-Based Compensation

Milestone accounts for stock-based compensation under ASC Topic 718, Share-Based Payment. ASC Topic 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations over the service period, as an operating expense, based on the grant-date fair values.

The weighted-average fair value of the options granted during 2012 and 2011 was estimated as $0.95 and $0.33, respectively, on the date of grant. The fair value for 2012 and 2011 was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31,
	2012	2011
Volatility	172%	181%
Risk-free interest rate	0.79%	0.84%
Expected life	3 years	3 years
Dividend yield	0%	0%
Forfeiture Rate	6%	6%

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

19. Concentration of Credit Risk

Milestone’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable, and advances to contract manufacturer. Milestone places its cash and cash equivalents with large financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone to credit risk consist principally of trade accounts receivable, as Milestone does not require collateral or other security to support customer receivables, and advances to contract manufacturer. Milestone entered into a purchase agreement with a vendor to supply Milestone with 5,000 instruments of CompuDent and 12,000 STA Instrument. As part of these agreements, Milestone has advanced approximately $2,827,000 and $3,407,000 to the vendor for purchase of materials at December 31, 2012 and 2011, respectively. The advance will be credited to Milestone as the goods are delivered. Milestone does not believe that significant credit risk exists with respect to this advance to the contract manufacturer at December 31, 2012 and 2011.

Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management has provided a reserve that it believes is sufficient to record accounts receivable at net realizable value as of December 31, 2012 and 2011.

A five percent shareholder of the Company is also a shareholder of a major supplier of handpieces to the Company. In addition, he is an investor in the PRC entity, Beijing 3H, which entered into a joint venture agreement with Milestone.

The Company purchased $1,966,077 and $2,006,885 from the supplier for the years ended December 31, 2012 and 2011, respectively. The Company owed $808,908 and $1,207,280 to this supplier as of December 31, 2012 and 2011, respectively.

20. Reclassifications

Certain reclassifications have been made to the 2011 balances to conform to the presentation used in 2012. These reclassifications had no effect on operating results previously reported.

21. Recent Accounting Pronouncements

Fair Value Measurement. In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update clarifies existing guidance about how fair value should be applied where it already is required or permitted and provides wording changes that align this standard with International Financial Reporting Standards (IFRS). We are required to apply this guidance prospectively beginning with our first quarterly filing in 2012. The adoption of this new guidance has not had an impact on our financial position or results of operations.

Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update increases the prominence of other comprehensive income in financial statements, eliminating the option of presenting other comprehensive income in the statement of changes in equity, and instead, requiring the components of net income and comprehensive income to be presented in either one or two consecutive financial statements. We are required to comply with this guidance prospectively beginning with our first quarterly filing in 2012. The adoption of this new guidance has not had an impact on our financial position or results of operations.

Intangibles–Goodwill and Other. In September 2011, the FASB issued ASU No. 2011-08, Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step one of the two-step goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this new guidance has not had an impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update delays the effective date of the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. We are required to apply this guidance prospectively beginning with our first quarterly filing in 2013. The adoption of this new guidance will not impact our financial position or statement of operations, other than changes in presentation.

NOTE C — ACCOUNTS RECEIVABLE – CURRENT AND LONG TERM

The Company sells a significant amount of its product on credit terms to its major distributors. The Company estimates losses from the inability of its customers to make payments on amounts billed. A majority of credit sales are due within ninety days from invoicing. In 2010, the Company shipped a significant order to a major international distributor. At the time of the shipment, regulatory approval to sell the product in the respective country was in process. Obtaining such regulatory approval was not a condition of the purchase order and sale to the distributor. The regulatory approval has been delayed and as such the customer has not paid the full amount of the invoiced shipment. The Company is receiving periodic payments from the international distributor. Based on the periodic payment plan prepared by the international distributor, the Company has recorded a long term net accounts receivable of $119,201 as of December 31, 2012. The current portion of this net accounts receivable is approximately $99,621. The Company reserved $308,350 of the total accounts receivable from this distributor as December 31, 2012.

NOTE D — INVENTORIES

	December 31
	2012	2011
Inventories consist of the following:
Finished Goods	$476,340	$604,320
Component parts and other materials	162,221	186,175

	$638,561	$790,494

NOTE E — ADVANCES ON CONTRACTS

The Company has entered into fixed arrangements with a contract manufacturer to manufacture STA, CompuDent and Wand Plus. The contract manufacturer bills the Company as the work progresses and it is the Company’s policy is to record these billings as advances on contracts. These advances are reclassified into inventory when the contract manufacturer ships the product and title passes to the Company. The balance of the advances as of December 31, 2012 and 2011 totaled $2,827,446 and $3,406,506, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory. The Company also has an outstanding accounts payable of $705,000 and $1,752,000 at December 31, 2012 and 2011, respectively to the contract manufacturer related to the progress billings received. Milestone charged to operations approximately $135,000 of parts for the CompuDent and Wand Plus at December 31, 2012, due to the high cost of producing additional instruments.

NOTE F — INVESTMENT IN MEDICAL JOINT VENTURE

In March 2011, Milestone entered into an agreement with a People’s Republic of China (“PRC”) entity (Beijing 3H), to establish a Medical Joint Venture entity in the PRC to develop intra-articular and epidural drug delivery instruments utilizing Milestone’s patented CompuFlo technology. Beijing 3H Scientific Technology Co., Ltd, agreed to contribute up to $1.5 million to this Medical Joint Venture entity, based on progress reports from Milestone and subject to refund if the instruments are not developed because of technological problems within 30 months of the inception date. Milestone evaluates the technological feasibility of the products to be developed using the CompuFlo technology periodically and at every reporting date to establish if circumstances indicate that the technology continues to be feasible. Based on the available evidence Milestone concluded that the contingency associated with the return of capital to Beijing 3H would be remote as of December 31, 2012 and accordingly no amounts have been accrued in the accompanying financial statements relating to this contingency. Milestone, with the consent of Beijing 3H, organized a domestic research and development corporation to which Beijing 3H made a capital contribution of $1,500,000. The Medical Joint Venture entity is owned fifty percent by the Beijing 3H and fifty percent by Milestone. Milestone contributed an exclusive worldwide royalty-free license to use CompuFlo technology to the Medical Joint Venture which has been valued at approximately $245,000 and has accounted for its investment in the Medical Joint Venture using the equity method of accounting.

The Medical Joint Venture reimbursed Milestone approximately $105,000 for previously incurred research and development expenses, which has been included as a credit to research and development expenses in the accompanying statement of operations in March 2011. The Medical Joint Venture’s expenses for the year ending December 31, 2012 were approximately $846,000 of which Milestone’s share of approximately $171,000 has been included in the accompanying statement of operations as the proportionate share of losses from the Medical Joint Venture. As of December 31, 2012, Milestone has reduced its investment to Medical Joint Venture to zero. The additional amount of the loss on Medical Joint Venture, approximately $346,000 has not been charged to the statement of operations as of December 31, 2012. This additional loss will not be charged to the statement of operations as Milestone has not guaranteed and has no obligation to fund future losses of the Medical Joint Venture in excess of its equity contribution. Further, Milestone was authorized by the Medical Joint Venture to manage and oversee the development of the two products for the Medical Joint Venture. In connection with this, Milestone also entered into an agreement with a significant vendor to develop the two instruments included in the Medical Joint Venture.

Milestone will have distribution responsibility in the U.S. and Canada and the rest of the world, while Beijing 3H will distribute products exclusively in the PRC, Macao, Hong Kong and other regions of Asia. As of December 31, 2012, Bejing 3H has contributed $1,500,000 to the Joint Venture and the development project has been initiated.

NOTE G — FURNITURE, FIXTURES AND EQUIPMENT

	December 31
	2012	2011
Furniture, Fixtures and Equipment consist of the following:
Leasehold improvements	$22,317	$22,317
Office furniture and equipment	96,703	98,268
Molds	7,200	7,200
Trade show displays	89,395	89,395
Computers and software	184,488	186,384
Tooling equipment-STA & Wand	31,477	31,477
STA Trials Instruments	63,752	63,752

Total	495,332	498,793
Less accumulated depreciation	(458,708)	(446,484)

	$36,624	$52,309

Depreciation expense was $18,816 and $22,094 for the years ended December 31, 2012 and 2011, respectively.

NOTE H — PATENTS

Patents are being amortized by the straight-line method over estimated useful lives ranging from 10 to 20 years, with a weighted average amortization period of 12 years. Amortization expense amounted to $76,317 in 2012 and $83,297 in 2011. Estimated amortization expense of existing patents for each of the next five fiscal years amounts to approximately $77,000 per year.

NOTE I — NOTES PAYABLE

Milestone borrowed $450,000 from a shareholder in 2008. The loan was originally a short term loan with a maturity date of January 19, 2009. In December 2008, and again on May 30, 2012, this loan was refinanced with the shareholder and the due date has been extended to January 3, 2014. The loan accrues 12% per annum, interest compounds quarterly, and interest and principal is due at the maturity. Further, the lender was granted 45,000 warrants exercisable at $0.32 per share, which expired in 2012.

Interest expense, relating to the notes payable, for the years ended December 31, 2012 and 2011 was $83,344 and $74,050, respectively. Accrued interest payable related to the note payable were $283,891 and $200,547 for years ended December 31, 2012 and 2011, respectively. The Company had also secured a line of credit, from this shareholder, for $1.3 million which was converted into equity in 2009. However, the accrued interest remaining on the line of credit was not converted and the remaining balance at December 31, 2012 and 2011 was $72,672 and $69,000, respectively and accrues interest at 6% per annum. The charge for amortization of Debt Discount related to the outstanding line of credit is $3,065 and $5,296 for the years ended December 31, 2012 and 2011, respectively.

NOTE J — STOCKHOLDERS’ EQUITY

ISSUANCES OF COMMON STOCK

During 2012, Milestone issued 155,172 shares valued at $45,000 for the directors compensation.

During 2012, Milestone issued 543,209 shares valued at $217,415 for payment of consulting services.

During 2012, Milestone issued 105,451 shares valued at $43,125 for payment of employee compensation.

During 2012, Milestone sold 107,143 shares valued at $150,000.

During 2012, Milestone’s to be issued shares are 229,705 valued at $237,000 for employee for bonus compensation.

During 2012, Milestone converted 83,300 to be issued shares to issued shares, valued at $50,813, for consulting services.

During 2012, Milestone converted 12,153 to be issued shares to issued shares, valued at $4,375, for employee compensation.

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

SHARES TO BE ISSUED

As of December 31, 2012 and 2011, there were 1,635,709 and 1,501,457 shares that have been deferred from being issued, subject to employment agreements with the Chief Executive Officer, Chief Financial Officer and employees of the Company. Such shares will be issued to each party upon termination of their employment.

OUTSTANDING WARRANTS

At December 31, 2011, there were 45,000 warrants outstanding, which expired in June 2012.

There were no warrants issued in 2012 and 2011.

SHARES RESERVED FOR FUTURE ISSUANCE

At December 31, 2012 and 2011 there were 3,752,782 and 3,694,072 shares reserved for future issuance; 1,523,740 and 1,599,281 shares underlying other stock options and warrants that were outstanding at December 31, 2012 and 2011, respectively: 1,635,709 shares in 2012 and 1,501,457 shares in 2011 to be issued in settlement of deferred compensation to Officers of the Company; and 593,334 shares in 2012 and 593,334 shares in 2011, for Performance Options issued to an Officer of the Company.

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

A summary of option activity for employees under the plans as of December 31, 2012 and 2011, and changes during the year then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price $	Life (Years)	Value $
Outstanding, January 1, 2011	928,504	1.07	3.92	115,849
Granted	277,778	0.36	5.00	—
Exercised	—	—	—	—
Forfeited or expired	(67,000)	1.17	—	—
Outstanding, December 31, 2011	1,139,282	0.89	3.62	1,000
Exercisable, December 31, 2011	638,176	0.89	2.79	1,000
Granted	211,459	0.95	4.38
Exercised during 2012	—	—	—	—
Forfeited or expired	(67,000)	1.58	—	—
Outstanding, December 31, 2012	1,283,741	0.79	3.07	768,692
Exercisable, December 31, 2012	849,066	0.81	2.43	527,370

		Weighted
	Number	Averaged
	of	Exercise
	Options	Price $
VESTED OPTIONS
Outstanding, January 1, 2011	471,722	0.95
Exercised during 2011	—	—
Vested Options during 2011	233,454	0.83
Forfeited during 2011	(67,000)	1.17
Outstanding, December 31, 2011	638,176	0.89
Exercised during 2012	—	—
Vested Options during 2012	277,222	0.92
Forfeited during 2012	(66,332)	1.58
Outstanding, December 31, 2012	849,066	0.81
NONVESTED OPTIONS
Nonvested, January 1, 2011	456,782	1.20
Granted during 2011	277,778	0.36
Vested during 2011	(233,454)	0.83
Forfeited during 2011	—	—
Nonvested, December 31, 2011	501,106	0.90
Granted during 2012	211,459	0.95
Vested during 2012	277,222	0.92
Forfeited during 2012	668	1.15
Nonvested, December 31, 2012	434,675	0.91

Milestone recognizes compensation expense on a straight line basis over the requisite service period and in case of performance based options over the period of the expected performance. During the years ended December 31, 2012 and 2011 Milestone recognized $142,770, and $225,257 of total employee compensation cost related to options that vested each year, respectively. As of December 31, 2012 and 2011, there was $169,764 and $156,753 of total unrecognized compensation cost related to non-vested options which Milestone expects to recognize over a weighted average period of 1.60 years and 2.3 years for December 31, 2012 and December 31, 2011, respectively.

A summary of option activity for non-employees under the plans as of December 31, 2011 and 2012, and changes during the year ended is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contracted	Options
	Options	Price $	Life (years)	Value $
Outstanding, January 1, 2011	534,999	1.85	1.51	99,617
Exercisable, December 31, 2011	514,998	1.87	1.41	99,311
Granted during 2011	100,000	0.24	2.50	—
Forfeited during 2011	(120,000)	1.75	—	—
Outstanding, December 31, 2011	414,999	1.87	1.43	12,000
Exercisable, December 31, 2011	399,443	1.90	1.36	12,000
Forfeited during 2012	(175,000)	1.79	—	—
Outstanding, December 31, 2012	239,999	1.56	1.32	168,166
Exercisable, December 31, 2012	234,442	1.57	1.29	166,944

		Weighted
	Number	Averaged
	of	Exercise
	Options	Price $
VESTED OPTIONS
Outstanding, January 1, 2011	514,998	1.87
Exercised during 2011	(100,000)	0.25
Vested during 2011	104,445	0.29
Forfeited during 2011	(120,000)	1.75
Outstanding, December 31, 2011	399,443	1.90
Exercised during 2012	—	—
Vested during 2012	9,999	1.10
Forfeited during 2012	(175,000)	1.79
Outstanding, December 31, 2012	234,442	1.57
NONVESTED OPTIONS
Nonvested January 1, 2011	20,001	1.21
Granted during 2011	100,000	0.24
Vested during 2011	(104,445)	0.29
Forfeited during 2011	—	—
Nonvested December 31, 2011	15,556	1.16
Granted during 2012	—	—
Exercised during 2012	—	—
Vested during 2012	9,999	1.10
Outstanding, December 31, 2012	5,557	1.27

The fair value of the options was estimated on the date of grant using the Black Scholes option-pricing model. For the year ended December 31, 2011, the following weighted average assumptions were used in calculating fair value; expected life of 3 years; volatility of 117.82 and risk-free interest rate of 1.64%. There were no non-employee options granted for the year ending December 31, 2012. During the year ended December 31, 2012 and 2011, Milestone recognized $2,217 and $44,002 of expense related to non-employee options that vested, respectively. The total unrecognized compensation cost related to nonvested options was zero and $2,358 as of December 31, 2012 and 2011.

NOTE L — EMPLOYMENT CONTRACT AND DEFERRED COMPENSATION

Employment Contracts

As of September 1, 2009, the Company entered into a five-year employment agreement with Leonard Osser as its Chief Executive Officer. The term of the 2009 agreement is automatically extended for successive one-year periods unless prior to August 1 of any year, either party notifies the other that he or it chooses not to extend the term. Under the 2009 agreement, the CEO receives base compensation of $300,000 per year. In addition, the CEO, may earn annual bonuses up to an aggregate of $400,000, payable one half in cash and one half in common stock, contingent upon achieving targets set for each year by the Compensation Committee of the Board of Directors . In addition, if in any year of the term of the agreement the CEO earns a bonus, he shall also be granted five-year stock options to purchase twice the number of bonus shares earned. Each such option is to be exercisable at a price per share equal to the fair market value of a share on the date of grant (110%) of the fair market value if the CEO is a 10% or greater stockholder on the date of grant). The options shall vest and become exercisable to the extent of one-third of the shares covered at the end of each of the first three years following the date of grant, but shall only be exercisable while the CEO is employed by Milestone or within 30 days after the termination of his employment. In 2012 the CEO waived the option component of his bonus for that year.

In accordance with the employment contract, 1,182,493 shares of common stock are to be paid out at the end of the contract in settlement of$1,208,333 at December 31, 2012 and 1,025,735 shares of common stock are to be paid out at the end of the contract in settlement of $1,058,333 at December 31, 2011 of accrued deferred compensation and, accordingly, such shares have been classified in stockholders’ equity with the common shares classified as to be issued.

This 2009 agreement suspended the previous 2008 employment with 40-months remaining in its term. Under the 2008 agreement Mr. Osser is employed as an executive, but not the CEO. In March 2013, the 2008 agreement was amended to extend its remaining term to 120-months.

NOTE M — INCOME TAXES

The Company’s expected federal income tax benefit computed at the statutory rate (34%) on the pre-tax loss amounted to $296,000 in 2012 and $504,000 in 2011. Such benefit was not recognized in the accompanying financial statements due to Milestone’s history of past operating losses, which required full valuation allowances for all of Milestone’s deferred tax assets at December 31, 2012 and 2011.

Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011
Current Assets
Allowance for doubtful accounts-short term	$72,000	$73,000
Inventory allowance	79,000	79,000
Warranty reserve	10,000	10,000
Impairment of German Investment	31,000	—
Deferred officers compensation	600,000	527,000

Subtotal	792,000	689,000

Valuation allowance	(792,000)	(689,000)

Current deferred tax asset	$—	$—

Non-current assets
Allowance for doubtful accounts-long term	$67,000	$149,000
Net operating loss carryforward	16,675,000	16,715,000

Subtotal	16,742,000	16,864,000

Valuation allowance	(16,742,000)	(16,864,000)

Non-current deferred tax asset	$—	$—

As of December 31, 2012 and 2011, Milestone has federal net operating loss carryforwards of approximately $48,537,000 and $48,805,000, respectively that will be available to offset future taxable income, if any, through December 2031. Milestone has state net operating losses of $2,875,000 and $2,028,000 in 2012 and 2011, respectively, expiring through December 2015.The utilization of Milestone’s net operating losses may be subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carry forwards before their utilization. Milestone has established a 100% valuation allowance for all of its deferred tax assets due to uncertainty as to their future realization.

A reconciliation of the statutory tax rates for the years ended December 31, is as follows:

	2012	2011
Statutory rate	(34)%	(34)%
State income tax—all states	(6)%	(6)%

	(40)%	(40)%
Current year valuation allowance	40%	40%

Benefit for income taxes	0%	0%

Accounting for Uncertain Tax Positions:

The Company follows the Income Taxes Topic of the FASB Accounting Standards Codification, which provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. At December 31, 2012, no significant income tax uncertainties have been included in the Company’s Balance Sheets. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Statements of Operations. No interest and penalties are present for periods open. Tax returns for the 2009, 2010, and 2011 years are subject to audit by federal and state jurisdictions.

NOTE N — PRODUCT SALES AND SIGNIFICANT CUSTOMERS AND VENDORS

Milestone’s sales by product and by geographical region are as follows:

	Year End December 31,
	2012	2011
Instruments	$2,146,756	$2,823,669
Handpieces	6,344,021	5,457,196
Other	157,465	97,229

	$8,648,242	$8,378,094

United States	$4,343,807	$4,658,327
Canada	553,984	468,786
Other foreign	3,750,451	3,250,981

	$8,648,242	$8,378,094

The Company has informal arrangements with the manufacturer of the STA, CompuDent and CompuMed instruments, one of the principal manufacturers for those instruments pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. Purchases from this supplier were $444,852 (18%) and $2,049,103 (50%) in 2012 and 2011, respectively. Milestone has a manufacturing agreement with one of the principal manufacturers, which is a related party, of its handpieces pursuant to which they manufacture products under specific purchase orders but without minimum purchase commitments. Purchases of handpieces from this vendor in China were $1,966,077 (82%) and $2,006,885 (40%) in 2012 and 2011, respectively. As further described in Note B, a five percent shareholder of the Company is also a shareholder of this vendor. All other purchases from other suppliers were not significant in either 2012 or 2012.

For the year ended December 31, 2012, Milestone had two customers (distributors) that had approximately 36%, (21% and 15%) of its net product sales. Accounts receivable, current and long term, for the three major customers amounted to approximately $421,890, or 38%, (8%, 10% and 20%) of gross accounts receivable. For the year ended December 31, 2011, Milestone had two customers (distributors) that had approximately 43%, (30%, and 13%) of its net product sales. Accounts receivable from these three customers amounted to approximately and $917,575, or 65% (28, 12% and 25%) of gross accounts receivable.

NOTE O — COMMITMENTS AND OTHER

(1) Lease Commitments

The headquarters for the Company is located at 220 South Orange Ave, Livingston, New Jersey. The Company leases approximately 6,300 square feet of office space. The lease term expires June 30, 2014 at a monthly cost of $6,942. Additionally, since November 2010, Milestone leased a corporate apartment in Maplewood, NJ on a month-to-month basis which it terminated in December 2011. A third party distribution and logistics center in Pennsylvania handles shipping and order fulfillment on a month-to-month basis.

Aggregate minimum rental commitments under noncancelable operating leases are as follows:

Year Ending December 31,
2013	$90,615
2014	48,962
2015	7,309
2016	5,965
2017	5,965

$158,816

For the years ended December 31, 2012 and 2011, respectively, rent expense amounted to $83,273 and $130,806 respectively.

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

(3) Other Commitments

The technology underlying the SafetyWand and CompuFlo, and an improvement to the controls for CompuDent were developed by the Director of Clinical Affairs and assigned to us. Milestone purchased this technology pursuant to an agreement dated January 1, 2005, for 43,424 shares of restricted common stock and $145,000 in cash, payable on April 1, 2005. In addition, the Director will receive additional payments of 2.5% of the total sales of products using certain of these technologies, and 5% of the total sales of products using certain other of the technologies. In addition, he is granted, pursuant to the agreement, an option to purchase, at fair market value on the date of the grant, 8,333 shares of the common stock upon the issuance of each additional patent relating to these technologies. If products produced by third parties use any of these technologies (under license from us) then he will receive the corresponding percentage of the consideration received by Milestone for such sale or license. Milestone expensed the Director’s royalty fees of $306,983 and $291,783 in 2012 and 2011, respectively. Additionally, Milestone expensed consulting fee to the Director $156,000 for year ended 2012 and 2011.

In January 2010, the Company issued a purchase order to Tricor Instruments for the purchase of 12,000 STA Instruments to be delivered over the next three years. The purchase order is for $5,261,640. The Company has a remaining balance of approximately $609,000 on the advance and will continue to make periodic payments in 2013 to purchase the parts necessary to complete this production. As of December 31, 2012, the Company’s production and sales of instruments to this commitment has been delayed. Consequently, advances to contractor has been classified as current and long term at December 31, 2012.

(4) Subsequent Events

Subsequent to December 31, 2012, Milestone issued 218,420 shares of common stock for various reasons. The largest valued of shares (100,000 shares, $140,000) were issued to a supplier that purchased handpieces for the Company.

Milestone established a joint venture, Milestone Education, LLC, in the first quarter of 2013. Milestone contributed $50,000 as did the other joint venture partner. Each of the partners owns fifty (50) percent of the joint venture. The joint venture is expected to provide training and education to our dentists throughout the world.

In March 2013, the term of the suspended 2008 employment agreement between the Company and Leonard Osser (under which he is employed as an executive, but not the CEO) was extended from 40-months to 120-months.

NOTE P — PENSION PLAN

Milestone has a Defined Contribution Plan that allows eligible employees to contribute part of their salary through payroll deductions. Milestone does not contribute to this plan, but does pay the administrative costs of the plan, which were not significant.