Form 10-Q
period 2013-03-31
MILESTONE SCIENTIFIC INC.
filed 2013-05-07
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer ☐	Non-accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 6, 2013, the Issuer had a total of 16,806,971 shares of Common Stock, $.001 par value outstanding.

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

MILESTONE SCIENTIFIC INC.

CONDENSED BALANCE SHEETS

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$121,604	$165,249
Accounts receivable, net of allowance for doubtful accounts of $178,481 as of March 31, 2013 and $179,259 as of December 31, 2012	1,319,666	978,982
Inventories, net	625,549	638,561
Advances on contracts	429,583	476,969
Prepaid expenses and other current assets	165,942	239,061
Total current assets	2,662,344	2,498,822
Accounts receivable-long term, net of allowance for doubtful accounts of $112,762 as of March 31, 2013 and $167,971 as of December 31, 2012	81,098	119,201
Advances on contracts	2,358,107	2,350,477
Investment in Milestone Education LLC	50,000	—
Furniture, Fixtures & Equipment net of accumulated depreciation of $463,109 as of March 31, 2013 and $458,708 as of December 31, 2012	33,080	36,624
Patents, net of accumulated amortization of $439,931 as of March 31, 2013 and $420,556 as of December 31, 2012	638,409	648,662
Other assets	7,317	7,317
Total assets	$5,830,355	$5,661,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,030,272	$2,336,594
Accrued interest on Notes Payable	380,982	581,407
Accrued expenses and other payables	551,206	356,563
Total current liabilities	2,962,460	3,274,564

Long-term Liabilities:
Notes Payable	450,000	450,000
Total long-term liabilities	450,000	450,000
Total liabilities	3,412,460	3,724,564

Commitments and Contingencies

Stockholders’ Equity
Common stock, par value $.001; authorized 50,000,000 shares; 16,781,726 shares issued 1,655,317 shares to be issued and 16,748,393 shares outstanding as of March 31, 2013; 16,563,306 shares issued, 1,635,709 shares to be issued, and 16,529,973 shares outstanding as of December 31, 2012	18,437	18,199
Additional paid-in capital	64,890,596	64,560,224
Accumulated deficit	(61,579,622)	(61,730,368)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total stockholders’ equity	2,417,895	1,936,539
Total liabilities and stockholders’ equity	$5,830,355	$5,661,103

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Product sales, net	$2,489,542	$1,921,358
Cost of products sold	812,043	662,946
Gross profit	1,677,499	1,258,412
Selling, general and administrative expenses	1,387,901	1,452,252
Research and development expenses	121,837	39,311
Total operating expenses	1,509,738	1,491,563
Income (loss) from operations	167,761	(233,151)

Other expenses
Other income	17,543	—
Interest expense	(34,558)	(42,403)
Interest-Amortization of debt issuance	—	(1,532)
Loss on Earning from Joint Venture	—	(78,095)
Total other expenses	(17,015)	(122,030)
Net income (loss) applicable to common stockholders	$150,746	$(355,181)
Net income (loss) per share applicable to common stockholders—
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)
Weighted average shares outstanding and to be issued—
Basic	16,351,894	15,338,367
Diluted	16,752,580	15,338,367

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2013

(Unaudited)

			Additional Paid-in Capital
	Common Stock			Accumulated Deficit	Treasury Stock
	Shares	Amount				Total

Balance, January 1, 2013	18,199,015	$18,199	$64,560,224	$(61,730,368)	$(911,516)	$1,936,539
Options issued to employees and consultants	—	—	18,735	—	—	18,735
Common stock to be issued to employee for bonuses	19,608	20	19,980			20,000
Common stock issued for payment of consulting services to settle accounts payable	174,517	174	229,826	—	—	230,000
Common stock issued for payment of employee compensation	8,189	8	11,867	—	—	11,875
Sale of Common Stock	35,714	36	49,964			50,000
Net income	—	—	—	150,746	—	150,746
Balance, March 31, 2013	18,437,043	$18,437	$64,890,596	$(61,579,622)	$(911,516)	$2,417,895

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$150,746	$(355,181)
Adjustments to reconcile net income (loss) net cash used in operating activities:
Depreciation expense	4,400	5,236
Amortization of patents	19,375	18,921
Amortization of debt discount	—	1,532
Common stock and options for compensation, consulting, and vendor services	280,610	41,439
Accrued interest expense on notes payable	24,419	20,839
Bad debt reversal	(55,987)	(42,326)
Loss on Earning on Medical Joint Venture	—	78,095
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(246,594)	157,927
Decrease in inventories	13,012	201,321
Decrease to advance to contracts	39,756	108,081
Decrease to prepaid expenses and other current assets	73,119	6,949
Decrease in other assets	—	7,503
Decrease in accounts payable	(306,322)	(524,525)
(Decrease) Increase in accrued expenses	(80,201)	151,001
Net cash used in operating activities	(83,667)	(123,188)

Cash flows from investing activities:
Investment in Education Joint Venture	(50,000)	—
Purchases of property and equipment	(856)	—
Payment for patents rights	(9,122)	(10,150)
Net cash used in investing activities	(59,978)	(10,150)

Cash flows from financing activities:
Proceeds from the sale of common stock	50,000	150,000
Proceeds from loan from related party	50,000	—
Net cash provided by financing activities	100,000	150,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(43,645)	16,662
Cash and cash equivalents at beginning of period	165,249	96,324
Cash and cash equivalents at end of period	$121,604	$112,986
Supplemental disclosure of cash flow information:
Shares issued to employees in lieu of cash compensation	$11,875	$7,500

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2013

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

These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2012 included in Milestone’s Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone’s financial position as of March 31, 2013 and the results of its operations for the three months then ended.

The results reported for the three months ended March 31, 2013 are not necessarily indicative of the results of operations which may be expected for a full year.

Milestone had negative cash flows from operating activities for the three months ending March 31, 2013 and 2012 of $83,667 and $123,188, respectively. At March 31, 2013, Milestone had cash and cash equivalents of $121,604 and a negative working capital of $300,116. The negative working capital decrease of $475,626 as compared to 2012 is due to the Company’s continued reduction by payment of our commitment for purchasing parts in anticipation of significant sales to our distributor in China. Such sales have been delayed. As a result of this delay, the advances on contracts have been allocated between current and long term. Additionally, the accounts receivable from the China distributor had been allocated between current and long term, with a reserve of $252,362 provided against the accounts receivable. Milestone borrowed $450,000 in 2008 from a shareholder, with a due date of January 2009. This borrowing was refinanced at December 31, 2008, June 3, 2011 and March 29, 2013 and the due date was extended to January 5, 2015. The Company is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of March 31, 2013, Milestone does not expect to have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. Milestone may require the need for a higher level of marketing and sales efforts that at present it cannot fund. If Milestone is unable to generate positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that Milestone will be able to achieve positive operating cash flows or that traditional capital can be raised on terms and conditions satisfactory to Milestone, if at all. If positive cash flow cannot be achieved or if additional capital is required and it cannot be raised, then Milestone would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect Milestone’s operating results.

Milestone’s recurring losses, in prior periods as well as the matters discussed above, raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2013-02, which amends the guidance in ASC 220 on Comprehensive Income. Under the revised guidance, companies are required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, the effects on the line items of net income of significant amounts reclassified out of AOCI but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This amended guidance is to be applied prospectively and is effective for reporting periods (interim and annual) beginning after December 15, 2012 for public companies, with early adoption permitted. The Company adopted the revised guidance January 1, 2013.

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

For the quarter ending March 31, 2013, the Company calculated basic and fully diluted earnings per common share as described in the previous paragraph.

Since Milestone had net losses for 2012, the assumed effects of the exercise of outstanding stock options and warrants, and the conversion of convertible debt were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options and warrants totaled 1,607,614 at March 31, 2012.

NOTE – 3 ACCOUNTS RECEIVABLE – CURRENT AND LONG TERM

Milestone sells a significant amount of its product on credit terms to its major distributors. Milestone estimates losses from the inability of its customers to make payments on amounts billed. A majority of credit sales are due within ninety days from invoicing. In 2010, Milestone shipped a significant order to a major international distributor. At the time of the shipment, regulatory approval to sell the product in the respective country was in process. Obtaining such regulatory approval was not a condition of the purchase order and sale to the distributor. The regulatory approval has been delayed and as such the customer has not paid the full amount of the invoiced shipment. Milestone is receiving periodic payments from the international distributor. Based on the periodic payment plan prepared by the international distributor, Milestone has recorded a long term net accounts receivable of $81,098 as of March 31, 2013. The current portion of this net accounts receivable is approximately $100,400 Milestone reserved $252,362 of the total accounts receivable from this distributor as of March 31, 2013.

NOTE – 4 INVESTMENT IN JOINT VENTURES

In March 2011, Milestone entered into an agreement with Beijing 3H Scientific Technology Co., Ltd., a People’s Republic of China (“PRC”) entity (Beijing 3H), to establish a Medical Joint Venture entity in the PRC to develop intra-articular and epidural drug delivery instruments utilizing Milestone’s patented CompuFlo technology. Beijing 3H agreed to contribute up to $1.5 million to this Medical Joint Venture entity, based on progress reports from Milestone and subject to refund if the instruments are not developed because of technological problems within 30 months of the inception date. Milestone evaluates the technological feasibility of the products to be developed using the CompuFlo technology periodically and at every reporting date to establish if circumstances indicate that the technology continues to be feasible. Based on the available evidence Milestone concluded that the contingency associated with the return of capital to Beijing 3H would be remote as of March 31, 2013 and accordingly no amounts have been accrued in the accompanying financial statements relating to this contingency. Milestone, with the consent of Beijing 3H, organized a domestic research and development corporation to which Beijing 3H made a capital contribution of $1,500,000. The Medical Joint Venture entity is owned fifty percent by shareholders of Beijing 3H and fifty percent by Milestone. Milestone contributed an exclusive worldwide royalty-free license to use CompuFlo technology to the Medical Joint Venture which has been valued at approximately $245,000 and has accounted for its investment in the Medical Joint Venture using the equity method of accounting.

The Medical Joint Venture reimbursed Milestone approximately $105,000 for previously incurred research and development expenses in 2011. The Medical Joint Venture’s cumulative expenses through for the quarter ending March 31, 2013 were approximately $900,000. Milestone has reduced its investment to the Medical Joint Venture to zero in 2012. The additional amount of the loss on Medical Joint Venture, approximately $54,000 has not been charged to the statement of operations as of March 31, 2013. This additional loss will not be charged to the statement of operations as Milestone has not guaranteed and has no obligation to fund losses of the Medical Joint Venture in excess of its equity contribution. The accumulative loss that is not recognized on the statement of operations is approximately $326,000. Further, Milestone was authorized by the Medical Joint Venture to manage and oversee the development of the two products for the Medical Joint Venture. In connection with this authorization, Milestone also entered into an agreement with a significant vendor to develop the two instruments included in the Medical Joint Venture.

Milestone will have distribution responsibility in the U.S. and Canada and the rest of the world, while Beijing 3H will distribute products exclusively in the PRC, Macao, Hong Kong and other regions of Asia.

Milestone established a joint venture, Milestone Education, LLC, in the first quarter of 2013. Milestone contributed $50,000 as did the other joint venture partner. Each of the partners owns fifty (50) percent of the joint venture. The joint venture is expected to provide training and education to our dentists throughout the world. There were no income and expenses associated with this joint venture in the first quarter of 2013. The Company accounted for its investment in the Education Joint Venture using the equity method of accounting.

NOTE – 5 STOCK OPTION PLANS

A summary of option activity for employees under the plans and changes during the three months ended March 31, 2013, is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $

Outstanding, January 1, 2013	1,283,741	0.79	3.07	768,692
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	8,333	1.57	—	—
Outstanding, March 31, 2013	1,275,408	0.86	2.84	327,133
Exercisable, March 31, 2013	862,953	0.84	2.25	225,864

Milestone recognizes compensation expense on a straight line basis over the requisite service period. During the three months ended March 31, 2013, Milestone recognized $18,735 of total compensation cost. As of March 31, 2013, there was $149,833 of total unrecognized compensation cost related to non-vested options which Milestone expects to recognize over a weighted average period of 2.50 years. A six percent rate of forfeitures is assumed in the calculation of the compensation cost for the period.

Expected volatilities are based on historical volatility of Milestone’s common stock over a period commensurate with anticipated term. Milestone uses historical data to estimate option exercise and employee termination within the valuation model.

A summary of option activity for non-employees under the plans and changes during the three months ended March 31, 2013, is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $

Outstanding, January 1, 2013	239,999	1.56	1.32	168,166
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding, March 31, 2013	239,999	1.04	1.07	100,700
Exercisable, March 31, 2013	274,443	1.04	1.04	100,672

During the three months ended March 31, 2013, Milestone had no expenses related to non-employee options that vested during the period. There was no unrecognized compensation cost related to non-vested options as of March 31, 2013. A six percent rate of forfeitures is assumed in the calculation of the compensation cost for the period.

In accordance with the provisions of FASB ASC 505-50-15, all other issuances of common stock, stock options or other equity instruments to non-employees as consideration for goods or services received by Milestone are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options or similar equity instruments issued is estimated based on the Black-Scholes option-pricing model and the assumption that all of the options or other equity instruments will ultimately vest. Such fair value is measured as of an appropriate date pursuant to the guidance, (generally, the earlier of the date the other party becomes committed to provide goods or services or the date of performance by the other party is complete) and capitalized or expensed as if Milestone had paid cash for the goods or services.

NOTE – 6 CONCENTRATION OF CREDIT RISK

Milestone’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable, and advances on contracts. Milestone places its cash and cash equivalents with large financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone to credit risk consist principally of trade accounts receivable, as Milestone does not require collateral or other security to support customer receivables, and advances on contracts. Milestone entered into a purchase agreement with a vendor to supply Milestone with 12,000 STA Instruments (7,935 instruments are remaining on the purchase order as of March 31, 2013). As part of these agreements, Milestone has advanced approximately $2,788,000 and $2,827,000 to the vendor for purchase of materials at March 31, 2013 and December 31, 2012, respectively. The advance will be credited to Milestone as the goods are delivered. Milestone does not believe that significant credit risk exists with respect to this advance to the contract manufacturer.

Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management has provided a reserve that it believes is sufficient record accounts receivable at net realizable value as of March 31, 2013 and December 31, 2012.

NOTE – 7 ADVANCES ON CONTRACTS

The advances on contracts represent funding of future STA inventory purchases. The balance of the advances as of March 31, 2013 and December 31, 2012 is $2,787,690 and $2,827,446, respectively. The portion of the advance that is expected to be utilized in the next twelve months is classified as current asset, with the remainder classified as non-current asset. Milestone has an outstanding accounts payable of approximately $430,000 and $705,000 at March 31, 2013 and December 31, 2012, respectively to the contract manufacturer specifically related to the advances. Milestone is making monthly payments to the contract manufacturer.

NOTE – 8 NOTE PAYABLE

Milestone borrowed $450,000 from a shareholder in 2008. The loan was originally a short term loan with a maturity date of January 19, 2009. In December 2008, May 30, 2012 and again on March 29, 2013, this loan was extended with the shareholder and the due date has been extended to January 5, 2015. The loan accrues interest at 12% per annum, interest compounds quarterly, and interest and principal is due at the maturity. Further, the lender was granted 45,000 warrants exercisable at $0.32 per share, which expired in 2012.

Interest expense for the three months ended March 31, 2013 and 2012 was $24,419 and $20,839, respectively. Accrued interest payable related to the note payable were $306,313 and $283,891 at March 31, 2013 and December 31, 2012, respectively. The Company had also secured a line of credit, from this shareholder, for $1.3 million which was converted into equity in 2009. However, the accrued interest remaining on the line of credit was not converted and the remaining balance at March 31, 2013 and December 31, 2012 was $74,669 and $72,672, respectively and accrues interest at 6%, per annum. The charge for amortization of Debt Discount related to the outstanding line of credit is zero and $1,532 for the three months ended March 31, 2013 and March 31, 2012, respectively.

Additionally, Milestone has an agreement with the manufacturer of the CompuDent and STA instruments to accrue interest on their outstanding accounts payable balance. For the quarter ending March 31, 2013, the interest expense for this indebtness was $9,445.and for the quarter ending March 31, 2012, the interest expense was $20,901.

NOTE – 9 STOCK ISSUANCES

During the three months ended March 31, 2013, Milestone issued 35,714 shares of common stock, at $1.40 per share and raised gross proceeds of $50,000. Additionally, there is a sixty day option to purchase 35,714 shares at $1.40 per share. Milestone issued 8,189 shares of common stock valued at $11,875 for payment of employee compensation in the first quarter ending March 31, 2013 and 174,517 shares valued at $230,000 were issued for payment of consulting services and reduction on the account payable balance.

NOTE – 10 RELATED PARTY

A shareholder of Milestone is also a shareholder of a major supplier of handpieces to Milestone. In addition, he is an investor in the PRC entity, Beijing 3H, which entered into a Medical Joint Venture agreement with Milestone.

In the first quarter of 2013, the CEO of Milestone loaned the Company $50,000 for use in capitalizing a fifty percent equity portion in the joint venture with Milestone Education LLC. There were no interest to this agreement and the loan will be paid by December 31, 2013.

Milestone purchased $663,420 and $269,616 from the supplier for the three months ended March 31, 2013 and 2012, respectively. Milestone owed $864,326 and $808,908 to this supplier as of March 31, 2013 and 2012, respectively.

NOTE – 11 SIGNIFICANT CUSTOMERS

Milestone had three customers (distributors) for the three months ended March 31, 2013, that had approximately 49% of its net product sales and two customers (distributors) that had approximately 35% of its net product sales for three months ended March 31, 2012. Milestone had accounts receivable for four customers that amounted to $860,748 representing 61% of gross accounts receivable as of March 31, 2013 and had three customers that amounted to $421,890 representing 38% of gross accounts receivable as of December 31, 2012, respectively.

Milestone’s sales by product and by geographical region are as follows:

	Three Months Ended March 31,
	2013	2012
Instruments	$517,450	$568,570
Handpieces	1,925,663	1,309,980
Other	46,429	42,808
	$2,489,542	$1,921,358

United States	$1,300,500	$870,490
Canada	55,602	143,510
Other Foreign	1,133,440	907,358
	$2,489,542	$1,921,358

NOTE – 12 COMMITMENTS AND OTHER

Contract Manufacturing Arrangement

Milestone has informal arrangements for the manufacture of its products. STA, single tooth anesthesia, CompuDent and CompuMed instruments are manufactured for Milestone by Tricor Systems, Inc. pursuant to specific purchase orders. The STA and The Wand Handpiece with Needle is supplied to Milestone by a contractor in the United States, which arranges for its manufacture with two factories in China.

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

The technology underlying the SafetyWand and CompuFlo, and an improvement to the controls for CompuDent were developed by the Director of Clinical Affairs and assigned to us. Milestone purchased this technology pursuant to an agreement dated January 1, 2005. The Director will receive additional payments of 2.5% of the total sales of products using certain of these technologies, and 5% of the total sales of products using certain other of the technologies. In addition, the Director is granted, pursuant to the agreement, an option to purchase, at fair market value on the date of the grant, 8,333 shares of the common stock upon the issuance of each additional patent relating to these technologies. If products produced by third parties use any of these technologies (under license from us) then the Director will receive the corresponding percentage of the consideration received by Milestone for such sale or license. Milestone expensed the Director’s royalty fees of $93,186 and $70,122 for the three months ended March 31, 2013 and 2012, respectively. Additionally, Milestone expensed consulting fees to the Director of $39,000 for the three months ended March 31, 2013 and 2012.

In January 2010, the Company issued a purchase order to Tricor Instruments for the purchase of 12,000 STA Instruments to be delivered over the next three years. The purchase order is for $5,261,640. The Company has a remaining balance of approximately $399,000 on the advance and will continue to make periodic payments in 2013 to purchase the parts necessary to complete this production. As of March 31, 2013, the Company’s production and sales of instruments to this commitment has been delayed. Consequently, advances on contracts have been classified as current and long term at March 31, 2013.

Other Events

Milestone entered into a finder’s agreement with selected individuals for the purpose of identifying and closing a Medical Joint Venture. As of March 31, 2013, none of the potential agreements has been consummated and therefore no expenses have been incurred. There is no expiration to this agreement.

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

OVERVIEW

In 2013, Milestone remains focused on advancing efforts to achieve our two primary objectives; those being:

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

STA Instrument Growth

Since its market introduction in early 2007, the STA Instrument and a prior computerized controlled local anesthesia delivery product have been used to deliver over 48 million of safe, effective and comfortable injections. The instrument has also been favorably evaluated in numerous peer-reviewed, published clinical studies and associated articles. Moreover, there appears to be a growing consensus among users that the STA Instrument is proving to be a valuable and beneficial instrument that is positively impacting the practice of dentistry worldwide. The utility and value of the STA Instrument is perhaps best summarized by Dr. Joe Blaes, who wrote in the December 2008 edition of Dental Economics, “I tried the STA Instrument and my patients absolutely love it. This is a no brainer — go get one ASAP!”

Global Distribution Network

North America Market

In November 2012, Milestone entered an exclusive distribution and marketing agreement with a well known U.S. domestic manufacturer and distribution, for the sale and distribution of the STA instruments and handpieces in United States and Canada

Milestone has a Domestic Sales Director to refocus our attention on the USA and Canadian markets. The mission of the Domestic Sales Director is to grow our business through marketing our STA Instrument to Dental Group Practices, as well as individual dental practitioners. Through direct marketing to the Dental Group Practices and utilizing a group of independent hygienists, the instrument and handpiece sales should increase substantially in the future. Milestone signed on its first Group Dental Practice in January 2011, Towncare Dental.

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

In early October 2012, the State Food and Drug Administration (SFDA) of the People’s Republic of China approved Milestone’s Single Tooth Anesthesia System® (STA System). Unfortunately, the SFDA bifurcated approval of the STA Systems from the Wand® handpieces. SFDA approval of the Wand® handpieces is expected in 2013.

As of March 31, 2013, Milestone Scientific has not received the appropriate registration approval from the regulatory body in China. It is expected that the approval by the Chinese regulatory body will be received in 2013.

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

In July 2011, we entered into a definitive joint venture agreement with Beijing 3H (Heart-Help-Health) Scientific Technology Co., Ltd. (Beijing 3H) for the development, commercialization, manufacture and marketing of epidural and intra-articular injection medical instruments. Milestone Scientific has a 50% interest in the joint venture and shareholders of Beijing 3H and others have a 50% interest. The Beijing 3H shareholders include a large shareholder in Milestone who is also the principal of a supplier to Milestone.

Milestone contributed an exclusive worldwide royalty-free license to use its patents as they pertain to these two instruments and disposables only to the Medical Joint Venture. Beijing 3H and its shareholders contributed $1.5 million to the joint venture to enable the joint venture to design and develop two commercial instrument and related disposables using Milestone’s CompuFlo® technology. Milestone will have distribution responsibility in the U.S. and Canada while Beijing 3H will distribute products exclusively in the People’s Republic of China, Macao, Hong Kong and other regions of Asia. As of March 31, 2013, the Medical Joint Venture and the development project is ongoing and nearing completion of two medical instruments.

Segmented Sales Performance

The following table shows a breakdown of Milestone’s product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Three Months Ended March 31,
	2013		2012
DOMESTIC
Instruments	$208,139	16.0%	$156,682	18.0%
Handpieces	1,056,051	81.2%	683,080	78.5%
Other	36,310	2.8%	30,728	3.5%
Total Domestic	$1,300,500	100.0%	$870,490	100.0%
INTERNATIONAL
Instruments	$309,311	26.0%	$411,888	39.2%
Handpieces	869,612	73.1%	626,900	59.7%
Other	10,119	0.9%	12,080	1.1%
Total International	$1,189,042	100.0%	$1,050,868	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$1,300,500	52.2%	$870,490	45.3%
International	1,189,042	47.8%	1,050,868	54.7%
Total Product Sales	$2,489,542	100.0%	$1,921,358	100.0%

We earned gross profits of 67% and 65% for the three months ended March 31, 2013 and 2012, respectively. However, the revenues and related gross profits have not been sufficient to support overhead, new product introduction and research and development expenses. Although we anticipates expending funds for research and development in 2013, these amounts will vary based on the operating results for each quarter. We incurred operating losses and negative cash flows from operating activities since its inception, except for 2009. At March 31, 2013, believes that we do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months. We are actively pursuing the generation of positive cash flows from operating activities through increase in revenue, assessment of current contracts and current negotiations. There is no assurance that we will be able to achieve positive operating cash flows or that additional capital raised on terms and conditions satisfactory to us, if at all. If additional capital is required and it cannot be raised, then we would be forced to curtail our development activities, reduce marketing for existing dental products or adopt other cost saving measures, any of which might negatively affect the our operating results.

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

Investment in Medical Joint Venture

We entered into a Medical Joint Venture with a third party, Beijing 3H, for the development and commercialization of two medical products. We own fifty percent of the Medical Joint Venture and have recorded our investment on the equity basis of accounting. Milestone’s proportionate share of expenses incurred by the Medical Joint Venture will be charged to the Statement of Operations on a periodic basis.

Impairment of Long-Lived Assets

Our long lived assets consisting principally of patents and trademarks are the foundation of our business. We review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. The carrying value of the asset is evaluated in relation to the operating performance and future undiscounted cash flows of the underlying assets.

Revenue Recognition

Revenue from product sales is recognized net of discounts and allowances to the domestic distributors on the date of shipment for essentially all shipments, since the shipment terms are FOB warehouse. We will recognize revenue on date of arrival of the goods at the customer’s location where shipments are FOB destination. Shipments to international distributors are FOB the warehouse and revenue is therefore recognized on shipment. In both cases the price to the buyer is fixed and the collectability is reasonably assured. Further, we have no obligation on these sales for any post installation, set-up or maintenance, these being the responsibility of the buyer. Customer acceptance is considered made at delivery. Milestone’s only obligation after sale is the normal commercial warranty against manufacturing defects if the alleged defective unit is returned within the warranty periods, which volumes have historically been immaterial.

Results of Operations

The consolidated results of operations for the three months ended March 31, 2013 compared to the same three month period in 2012 reflect our focus and development on the Wand/STA Instrument, as well as continuing efforts on identifying collaborative partners which will allow for new product development utilizing our CompuFlo technology.

The following table sets forth, for the periods presented, the statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

	Three Months Ended March 31
	2013		2012

Products sales	$2,489,542	100%	$1,921,358	100%
Cost of products sold	812,043	33%	662,946	35%
Gross Profit	1,677,499	67%	1,258,412	65%
Selling, general and administrative expenses	1,387,901	56%	1,452,252	58%
Research and development expenses	121,837	5%	39,311	2%
Total operating expenses	1,509,738	61%	1,491,563	60%
Income (loss) from operations	167,761	7%	(233,151)	-9%
Other income—interest & expenses	(17,015)	-1%	(43,935)	-2%
Loss on Earnings from Medical Joint Venture	—	0%	(78,095)	(0.03)
Net income (loss)	$150,746	6%	$(355,181)	-14%

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Total product sales for the three months ended March 31, 2013 and 2012 were $2,489,542 and $1,921,358, respectively. The total increase in product sales of $568,184 or 30%, in 2013 from 2012 is principally the result of increase in handpiece revenues. Domestic STA instruments sales increased by $58,169 in 2013 from 2012. This increase was due in part to management’s implementation of the sales and training strategy focused on concentrated geographical sales effort and increased support  for all customers. In the domestic market, total handpiece sales increased by $372,971 or 55% in 2013 over 2012. The training component of our business is showing positive results on the increased handpiece sales in the domestic market. On the international front, instruments sales decreased in the first quarter of 2013 from 2012 by $102,576 or 25%, principally due to a significant reduction in the sales of the Wand Plus Instruments in existing international countries. The Wand Plus Instrument is no longer being shipped to our European customers, due to a change in the regulations in 2012. Significant new market countries for the STA Instruments on board. Internationally, handpiece sales increased by $242,712 or 39% due to an increase in Wand handpieces sales of $136,495 in 2013 over 2012. STA handpiece sales increased by $106,217 or 54% for the first quarter 2013 over 2012. Although the sales of Wand Plus Instruments to the European community will not continue, there are many Wand Plus users in Europe that continues to own and utilize the instrument. The trend is expected to continue in 2013.

Cost of products sold for the three months ended March 31, 2013 and 2012 were $812,043 and $662,946, respectively, a increase of $149,097 or 22%.

For the three months ended March 31, 2013, Milestone generated a gross profit of $1,677,499 or 67%, as compared to a gross profit of $1,258,412, or 65%, for the three months ended March 31, 2012. The total increase in gross profit dollars of $419,087 is primarily due to an increase in domestic revenue sales.

Selling, general and administrative expenses for the three months ended March 31, 2013 and 2012 were $1,387,901 and $1,452,252, respectively. This reduction in expenses of $64,351 or 4.4% is described in the following sections of this report. Milestone continues to focus on controlling expenses in all categories. The first quarter of 2013 noted several areas of savings as Milestone continues on its planned business model change to the training and education hygienist program. First, marketing expenses decreased by approximately $42,000 as Milestone targeted this venue as a more costly method to present our Wand/STA Instrument. Milestone has decided to focus its attention on the national shows that are focused on a higher attendance by individual dentist as well as dental practice groups. Additionally, a large portion of our previous marketing and selling costs in the U.S. and Canada are now incurred by our exclusive STA distributor. Sales expenses also decreased by approximately $63,000 during the first quarter of 2013 principally in commissions. Other expenses for the quarter decreased by approximately $12,000 as compared to the same period in 2012. The international commission decreased by approximately $70,000 as the higher contractual threshold commission rate was achieved in January 2013. The reserve for bad debt decrease by approximately $14,000 as Milestone reversed a portion of the bad debt reserve based on payments made by a Chinese distributor in the first quarter of 2013. Consulting expenses decreased by approximately $26,000. The offset for other expenses are the increases in excise tax of approximately $30,000 due to the new law passed in 2013. There was an increase in royalty commission by approximately $23,000 as compared to the same period in 2012. Salaries increased by approximately $47,000 in this quarter over the comparable quarter in the prior year. Legal fees increased by approximately $6,000 in the aggregate for routine litigation and patent annuities. International travel cost increased by approximately $8,000.

Research and development expenses for the three months ended March 31, 2013 and 2012 were $121,837 and $39,311, respectively, an increase of $82,526 or 210%, due to the software enhancement of the STA Instruments.

The income from operations for the three months ended March 31, 2013 was $167,761 and the loss from operations for three months ended March 31, 2012 was $233,151. The $400,912, or 172%, increase is explained above.

Interest expense of $34,558, relating to the $1.3 million line of credit which was subsequently converted into common stock in December 2009 and the $450,000 long term note payable, was charged for the three months ended March 31, 2013, as compared to $42,403 for the same period in 2012, (see Note 8 to the financials). Additionally, Milestone accrued interest expense of $9,445 and $20,901 for the overdue accounts payable on the balance to the instrument assembler at March 31, 2013 and 2012, respectively.

Loss on the Medical Joint Venture of $78,095 for the quarter ending March 31, 2012 is due to development cost on the medical devices incurred by the Medical Joint Venture during the quarter. This expense did not occur in 2013.

For the reasons explained above, net income for the three months ended March 31, 2013 was $150,746 and the net loss for the three months ended March 31, 2012 was $355,181. The $505,927, or 142%, increase in net income is primarily a result of an increase in gross margin dollars of $419,807 enhanced by a decrease in selling, general and administrative expenses of $64,351, offset by an increase in research and development expense of $82,526 and a zero expense for the non-cash loss on the Medical Joint Venture.

Liquidity and Capital Resources

As of March 31, 2013, Milestone had cash and cash equivalents of $121,604 and a negative working capital of $300,116. Milestone had net income of $150,746 and a net loss of $355,181 for the three months ended March 31, 2013 and 2012, respectively. The negative working capital of $300,116 in 2013, (a substantial positive change from negative working capital at December 31, 2012 of $775,742), was the continued result of delay in obtaining regulatory approval to sell our instruments and handpieces in China. Based on the initial purchase order from our distributor in China in 2009, Milestone ramped up purchasing of parts in anticipation of significant sales in 2010 and future years. As a result of the delay in shipping, the advances on contracts have decreased, at March 31, 2013 as compared to December 31, 2012. Additionally, the accounts payable due this supplier has also decreased to $429,961 as of March 31, 2013. This represents a $274,763 decrease over December 31, 2012. The accounts receivable from the China distributor has been classified between current and long term net of a reserve of doubtful accounts of $252,362.

As a result there was a substantial decrease in negative working capital at March 31, 2013, of $300,116 from $775,742 at December 31, 2012. The net current asset increased by $163,522. The significant current asset changes are: current accounts receivable increased by $340,684, cash decreased by $43,645, utilized in operations and to pay for parts required for the China production and inventory decreased by $13,012. Current liabilities decreased by $312,104.

Milestone has also incurred a decrease in noncurrent advances on contracts of $7,630. Milestone continues to take positive steps to maintain adequate inventory levels and advances to contract manufacturers to maintain available inventory to meet our domestic and international sales requirements. Cash flows from operating activities for the three months ended March 31, 2013 and 2012 were a negative $83,667 and $123,188, respectively.

For the three months ended March 31, 2013, our net cash used in operating activities was $83,667. This was attributable primarily to a net income of $150,746 adjusted for noncash items of $272,814, principally common stock issued for compensation, consulting and vendor services, and changes in operating assets and liabilities of $507,229.

For the three months ended March 31, 2013, $50,000 was provided by financing activities. 35,714 shares of common stock were issued at $1.40 per share and a sixty day option to purchase 35,714 shares at $1.40 per share.

Milestone has incurred operating losses and negative cash flows from operating activities since its inception, except for 2009 and the first quarter of 2013. Milestone did not achieve positive cash flow in the first quarter of 2013. Milestone is actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of March 31, 2013, Milestone believes that it does not have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. However, if Milestone requires a higher level of marketing and sales effort, or if Milestone is unable to continue generating positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that Milestone will be able to continue to achieve positive operating cash flows or that additional capital can be raised on the terms and conditions satisfactory to Milestone if at all. If additional capital is required and it cannot be raised, then Milestone would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost savings measures, any of which might negatively affect Milestone’s operating results.

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

Item 4. Controls and Procedures

Milestone’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of Milestone’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, (the “Evaluation Date”). Based upon that evaluation, Milestone’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of the Evaluation Date are effective to ensure that information required to be disclosed in the reports Milestone files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Milestone’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

There were no changes in Milestone’s internal control over financial reporting identified in connection with the evaluation that occurred during Milestone’s last fiscal quarter ended March 31, 2013 that have materially affected, or that are reasonably likely to materially affect, Milestone’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In the quarter ended March 31, 2013, Milestone issued total 218,420 shares valued at $291,875 as follows:

	Shares	$
Shares issued for services	174,517	$230,000
Shares issued for Employee Compensation	8,189	11,875
Sale of Common Stock	35,714	50,000
	218,420	$291,875

In addition, the investor was also granted sixty day options to purchase an aggregate of 35,714 shares of common stock at $1.40 per share.

These issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”) and a legend restricting the sale, transfer, or other disposition of these shares other than in compliance with the Act was imprinted on stock certificates evidencing the shares.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

10.20	Amendment to the $450,000 promissory note held by K. Tucker Andersen, effective March 29, 2013.*

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Operating Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Operating Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith

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

Date: May 6, 2013