Form 10-Q
period 2013-06-30
MILESTONE SCIENTIFIC INC.
filed 2013-08-08
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 7, 2013, the Issuer had a total of 16,957,711 shares of Common Stock, $.001 par value outstanding.

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

MILESTONE SCIENTIFIC INC.

CONDENSED BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$171,640	$165,249
Accounts receivable, net of allowance for doubtful accounts of $ 73,849 as of June 30, 2013 and $179,259 as of December 31, 2012	1,061,135	978,982
Inventories	857,120	638,561
Advances on contracts	508,469	476,969
Prepaid expenses and other current assets	161,155	239,061
Total current assets	2,759,519	2,498,822
Accounts receivable-long term, net of allowance for doubtful accounts of $ 167,971 as of December 31, 2012	0	119,201
Advances on contracts	2,163,907	2,350,477
Investment in Milestone Education LLC	50,000	—
Furniture, Fixtures & Equipment net of accumulated depreciation of $ 467,483 as of June 30, 2013 and $ 458,708 as of December 31, 2012	30,640	36,624
Patents, net of accumulated amortization of $ 459,380 as of June 30, 2013 and $ 420,556 as of December 31, 2012	626,402	648,662
Other assets	7,317	7,317
Total assets	$5,637,785	$5,661,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,505,789	$2,336,594
Accrued interest on Notes Payable	405,202	581,407
Accrued expenses and other payables	614,681	356,563
Total current liabilities	2,525,672	3,274,564
Long-term Liabilities:
Notes Payable	450,000	450,000
Total long-term liabilities	450,000	450,000
Total liabilities	2,975,672	3,724,564
Commitments and Contingencies
Stockholders’ Equity
Common stock, par value $.001; authorized 50,000,000 shares; 16,929,578 shares issued 1,655,317 shares to be issued and 16,896,245 shares outstanding as of June 30, 2013; 16,563,306 shares issued, 1,635,709 shares to be issued, and 16,529,973 shares outstanding as of December 31, 2012	18,585	18,199
Additional paid-in capital	65,060,658	64,560,224
Accumulated deficit	(61,505,614)	(61,730,368)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total stockholders’ equity	2,662,113	1,936,539
Total liabilities and stockholders’ equity	$5,637,785	$5,661,103

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Product sales	$2,278,235	$2,326,976	$4,767,778	$4,248,334
Cost of products sold	744,108	854,005	1,556,152	1,516,951
Gross profit	1,534,127	1,472,971	3,211,626	2,731,383
Selling, general and administrative expenses	1,340,129	1,487,076	2,728,031	2,939,326
Research and development expenses	42,885	39,502	164,722	78,814
Total operating expenses	1,383,014	1,526,578	2,892,753	3,018,140
Income (loss) from operations	151,113	(53,607)	318,873	(286,757)
Other income (expenses)
Other income	—	—	17,543	—
Interest expense	(30,011)	(63,318)	(64,569)	(105,721)
Interest-Amortization of debt issuance	0.00	(1,532)	—	(3,065)
Loss on Earnings from Medical Joint Venture	(47,093)	(46,084)	(47,903)	(124,179)
Total other expenses	(77,104)	(110,934)	$(94,119)	$(232,965)
Net income (loss) applicable to common stockholders	$74,009	$(164,541)	$224,754	$(519,722)
Net income (loss) per share applicable to common stockholders –
Basic	$0.00	$(0.01)	$0.01	$(0.03)
Diluted	$0.00	$(0.01)	$0.01	$(0.03)
Weighted average shares outstanding and to be issued –
Basic	16,744,951	$15,975,822	16,765,602	$15,796,754
Diluted	17,056,219	15,975,822	17,124,936	15,796,754

See Notes to Condensed Financial Statement

MILESTONE SCIENTIFIC INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2013

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balance, January 1, 2013	18,199,015	$18,199	$64,560,224	$(61,730,368)	$(911,516)	$1,936,539
Options to employees and consultants	—	—	37,470	—	—	37,470
Common stock to be issued to employee for bonuses	19,608	20	19,980			20,000
Common stock issued for directors compensation	39,129	39	44,961	—	—	45,000
Common stock issued for payment of consulting services to settle accounts payable	231,598	232	294,768			295,000
Common stock issued for payment of employee compensation	19,831	20	23,730	—	—	23,750
Exercise of stock options	40,000	40	29,560			29,600
Sale of Common Stock	35,714	36	49,524			50,000
Net income	—	—	—	224,754	—	224,754
Balance, June 30, 2013	18,584,895	$18,585	$65,060,658	$(61,505,614)	$(911,516)	$2,662,113

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$224,754	$(519,722)
Adjustments to reconcile net income (loss) net cash provided by (used in) operating activities:
Depreciation expense	8,775	10,047
Amortization of patents	38,825	37,957
Amortization of debt discount	—	3,065
Common stock and options for compensation, consulting, and vendor services	383,720	204,156
Accrued interest expense on notes payable	48,639	42,276
Bad debt reversal	(239,501)	(78,096)
Loss on Earning on Medical Joint Venture	47,093	124,179
Changes in operating assets and liabilities:
Decrease in accounts receivable	276,549	205,555
(Increase) Decrease in inventories	(218,559)	276,157
Decrease to advance to contracts	155,070	171,975
Decrease to prepaid expenses and other current assets	115,406	44,257
Decrease in other assets	—	18,003
Decrease in accounts payable	(830,805)	(846,004)
(Decrease) Increase in accrued expenses	(1,727)	197,243
Net cash provided by (used in) operating activities	8,239	(108,952)
Cash flows from investing activities:
Investment in Education Joint Venture	(50,000)	—
Investment in Medical Joint Venture	(47,093)	—
Purchases of property and equipment	(2,790)	(2,611)
Payment for patents rights	(16,565)	(12,959)
Net cash used in investing activities	(116,448)	(15,570)
Cash flows from financing activities:
Proceeds from exercise of stock options	29,600	—
Proceeds from the sale of common stock	50,000	150,000
Proceeds of related party loan	50,000	—
Repayment of related party loan	(15,000)	—
Net cash provided by financing activities	114,600	150,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,391	25,478
Cash and cash equivalents at beginning of period	165,249	97,324
Cash and cash equivalents at end of period	$171,640	$121,802
Supplemental disclosure of cash flow information
Shares issued to directors for the purchase of options	$29,600	—
Shares issued to directors for compensation	$45,000	$45,000
Shares issued to employees in lieu of cash compensation	$23,750	$19,375

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone’s financial position as of June 30, 2013 and the results of its operations for the three and six months then ended.

The results reported for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations which may be expected for a full year.

Milestone had a positive cash flow from operating activities for the six months ending June 30, 2013 of $8,239 and a negative cash flow from operating activities for the six months ending June 30, 2012 of $108,952, respectively. At June 30, 2013, Milestone had cash and cash equivalents of $171,640 and a positive working capital of $233,847. The working capital increased by$1,009,589 as compared to December 31, 2012 negative working capital of $775,742. The positive change in working capital is due to the Company’s substantial reduction in accounts payable . Milestone borrowed $450,000 in 2008 from a shareholder, with a due date of January 2009. This borrowing was refinanced at December 31, 2008, June 3, 2011 and March 29, 2013 and the due date was extended to January 5, 2015. The Company is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of June 30, 2013, Milestone does not expect to have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. Milestone may require a higher level of marketing and sales efforts that it cannot fund. If Milestone is unable to generate positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that Milestone will be able to achieve positive operating cash flows or that traditional capital can be raised on terms and conditions satisfactory to Milestone, if at all. If positive cash flow cannot be achieved or if additional capital is required and cannot be raised, then Milestone would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect Milestone’s operating results.

Milestone’s recurring losses, in prior periods as well as the matters discussed above, raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2013-02, which amends the guidance in ASC 220 on Comprehensive Income. Under the revised guidance, companies are required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, the effects on the line items of net income of significant amounts reclassified out of AOCI but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This amended guidance is to be applied prospectively and is effective for reporting periods (interim and annual) beginning after

December 15, 2012 for public companies, with early adoption permitted. The Company adopted the revised guidance on January 1, 2013 and had no material impact on its results.

NOTE – 2 BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Milestone presents “basic” and “fully diluted” income (loss) per common share applicable to common stockholders, and, if applicable, “diluted” income (loss) per common share applicable to common stockholders pursuant to the provisions of FASB ASC Topic 260. Basic income (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued during each period. The calculation of diluted earnings per common share is similar to that of basic income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants were issued during the period.

Since Milestone had net losses for 2012, the assumed effects of the exercise of outstanding stock options and warrants, and the conversion of convertible debt were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options and warrants totaled 1,502,614 at June 30, 2012.

NOTE – 3 ACCOUNTS RECEIVABLE

Milestone sells a significant amount of its product on credit terms to its major distributors. Milestone estimates losses from the inability of its customers to make payments on amounts billed. A majority of credit sales are due within sixty days from invoicing. In 2010, Milestone shipped a significant order to a major international distributor. At the time of the shipment, regulatory approval to sell the product in the respective country was in process. Obtaining such regulatory approval was not a condition of the purchase order and sale to the distributor. A segment of the regulatory approval has been delayed and as such the customer has not paid the full amount of the invoiced shipment. The remaining balance due from this distributor is $128,004 as of June 30, 2013. Milestone is receiving periodic payments from the international distributor and a substantial portion has been paid as of June 30, 2013. Milestone reserved $68,849 of the total accounts receivable from this distributor as of June 30, 2013.

NOTE – 4 INVESTMENT IN JOINT VENTURE

In March 2011, Milestone entered into an agreement with a People’s Republic of China (“PRC”) entity Beijing 3H Scientific Technology Co., Ltd (Beijing 3H), to establish a Medical Joint Venture entity in the PRC to develop intra-articular and epidural drug delivery instruments utilizing Milestone’s patented CompuFlo technology. Beijing 3H agreed to contribute up to $1.5 million to this Medical Joint Venture entity, based on progress reports from Milestone and subject to refund if the instruments are not developed because of technological problems within 30 months of the inception date. Milestone evaluates the technological feasibility of the products to be developed using the CompuFlo technology periodically and at every reporting date to establish if circumstances indicate that the technology continues to be feasible. Based on the available evidence Milestone concluded that the contingency associated with the return of capital to Beijing 3H would be remote as of June 30, 2013 and accordingly no amounts have been accrued in the accompanying financial statements relating to this contingency. Milestone, with the consent of Beijing 3H, organized a domestic research and development corporation to which the principal shareholders of Beijing 3H and other shareholders completed a capital contribution of $ 1,500,000. The Medical Joint Venture entity is owned fifty percent by shareholders of Bejing 3H and fifty percent by Milestone. Milestone contributed an exclusive worldwide royalty-free license to use CompuFlo technology to the Medical Joint Venture which had a remaining net book value of   approximately $245,000 and has accounted for its investment in the Medical Joint Venture using the equity method of accounting. Further, Milestone was authorized by the Medical Joint Venture to manage and oversee the development of the two products for the Medical Joint Venture. In connection with this authorization, Milestone also entered into an agreement with a significant vendor to develop the two instruments included in the Medical Joint Venture.

Milestone will have distribution responsibility in the U.S. and Canada. Beijing 3H will distribute products exclusively in the PRC, Macao, Hong Kong and other regions of Asia.  The rest of the world responsibilities will be shared by Milestone and Beijing 3H.

Milestone expensed approximately $47,000 in the second quarter of 2013 for legal related to the FDA (510k) certifications. As part of the joint venture agreement, the Company is to pay all fees related to the USA FDA certification process.

The Medical Joint Venture’s cumulative expenses since inception are approximately $1.5 million. Milestone has reduced its investment to the Medical Joint Venture to zero in 2012. The accumulative loss that is not recognized on the statement of operations is approximately $500,000.  These losses will not be charged to the statement of operations as Milestone has not guaranteed and has no obligation to fund losses of the Medical Joint Venture in excess of its equity contribution. .

In July 2013, Milestone entered a strategic partnership with the largest provider of specialty sales and distribution solutions for healthcare. During the three year strategic partnership, the distributor will hold the exclusive rights to market, resell, label and distribute Milestone’s CompuFlo injection technology for use in epidural applications for childbirth and other pain management needs in hospitals in the U.S.

Milestone established a joint venture, Milestone Education, LLC, in the first quarter of 2013. Milestone contributed $50,000 as did the other joint venture partner. Each of the partners owns fifty (50) percent of the joint venture. The joint venture is expected to provide training and education to our dentists throughout the world. There were no income and expenses associated with this joint venture in the second quarter of 2013. The Company accounted for its investment in the Education Joint Venture using the equity method of accounting.

NOTE – 5 STOCK OPTION PLANS

A summary of option activity for employees under the plans and changes during the six months ended June 30, 2013, is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Outstanding, January 1, 2013	1,283,741	0.79	3.07	768,692
Granted	—	—	—	—
Exercised	40,000	0.74	—	—
Forfeited or expired	36,666	.094	—	—
Outstanding, June 30, 2013	1,207,075	0.87	2.74	614,768
Exercisable, June 30, 2013	794,620	0.84	2.18	421,506

Milestone recognizes compensation expense on a straight line basis over the requisite service period. For the three months ended June 30, 2013, the Company recognized $18,735 of total compensation cost. During the six months ended June 30, 2013, Milestone recognized $37,470 of total compensation cost. As of June 30, 2013, there was $129,902 of total unrecognized compensation cost related to non-vested options which Milestone expects to recognize over a weighted average period of 2.25 years. A six percent rate of forfeitures is assumed in the calculation of the compensation cost for the period.

Expected volatilities are based on historical volatility of Milestone’s common stock over a period commensurate with anticipated term. Milestone uses historical data to estimate option exercise and employee termination within the valuation model.

A summary of option activity for non-employees under the plans and changes during the six months ended June 30, 2013, is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Outstanding, January 1, 2013	239,999	1.56	1.32	168,166
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding, June 30, 2013	239,999	1.04	0.83	151,750
Exercisable, June 30, 2013	237,220	1.04	0.81	150,805

During the six months ended June 30, 2013, Milestone had no expenses related to non-employee options that vested during the period. There was no unrecognized compensation cost related to non-vested options as of June 30, 2013.

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

NOTE – 6 CONCENTRATION OF CREDIT RISK

Milestone’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable, and advances on contracts. Milestone places its cash and cash equivalents with large financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone to credit risk consist principally of trade accounts receivable, as Milestone does not require collateral or other security to support customer receivables, and advances on contracts. Milestone entered into a purchase agreement with a vendor to supply Milestone with 12,000 STA Instruments (7,585 instruments are remaining on the purchase order as of June 30, 2013). As part of these agreements, Milestone has advanced approximately $2,672,000 and $2,827,000 to the vendor for purchase of materials at June 30, 2013 and December 31, 2012, respectively. The advance will be credited to Milestone as the goods are delivered. Milestone does not believe that significant credit risk exists with respect to this advance to the contract manufacturer.

Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management has a reserve that it believes is sufficient to record accounts receivable at net realizable value as of June 30, 2013 and December 31, 2012.

NOTE – 7 ADVANCES ON CONTRACTS

The net advances on contracts represent funding of future STA inventory purchases. The balance of the net advances as of June 30, 2013 and December 31, 2012 is $2,672,376 and $2,827,446, respectively. The portion of this advance expected to be utilized in the next twelve months is classified as current asset, with the remainder classified as non-current asset. Milestone has an outstanding accounts payable of approximately $136,000 and $705,000 at June 30, 2013 and December 31, 2012, respectively to the contract manufacturer specifically related to the advances. Milestone is making monthly payments to the contract manufacturer.

Additionally, Milestone has an agreement with the manufacturer of the CompuDent and STA instruments to accrue interest on their outstanding accounts payable balance. For the three months ending June 30, 2013 and 2012, the interest expense for this indebtness was $5,128 and $41,239, respectively. For the six months ending June 30, 2013 and 2012, the interest expense for this indebtness was $14,573 and $62,140, respectively.

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

Interest expense for the three months ended June 30, 2013 and 2012 was $24,220 and $21,437, respectively. Interest expense for the six months ended June 30, 2013 and 2012 was $48,639 and $42,277, respectively. Accrued interest payable related to the note payable were $405,202 and $356,563 at June 20, 2013 and December 31, 2012, respectively. The Company had also secured a line of credit, from this shareholder, for $1.3 million which was converted into equity in 2009. However, the accrued interest remaining on the line of credit, which is included in accrued interest on notes payable in the condensed balance sheets, was not converted and the remaining balance at June 30, 2013 and December 31, 2012 was $75,795 and $72,672, respectively and accrues interest at 6%, per annum. For the three months ended June 30, 2013 and 2012, the charge for amortization of Debt Discount related to the outstanding line of credit is zero and $1,532, respectively. The charge for amortization of Debt Discount related to the outstanding line of credit is zero and $3,065 for the six months ended June 30, 2013 and June 30, 2012, respectively.

NOTE – 9 STOCK ISSUANCE

During the six months ended June 30, 2013, Milestone issued 35,714 units, at $1.40 per unit and raised gross proceeds of $50,000. Each unit consists of one share of common stock and one sixty day option to purchase a share of common stock at $1.40 per share.  Milestone issued 19,831 shares of common stock valued at $23,750 for payment of employee compensation in the six months ended June 30, 2013. Milestone issued 39,129 (13,043 shares to each of the non-employee directors), to the members of the Company’s Board of Directors as partial compensation, (full year is $30,000 per director), for serving on the Board for the 2013-2014 period. The cost of the compensation, for six months, is $45,000 or $1.15 per share. The expense will be amortized over a six month period. Additionally, Milestone issued 40,000 shares of common stock to two independent directors for $29,600 on their exercised stock options, $0.74 per share, and 231,598 shares valued at $295,000 were issued for payment of consulting services and reduction on the account payable balance.

NOTE – 10 RELATED PARTY

A shareholder of Milestone is also a shareholder of a major supplier of handpieces to Milestone. In addition, he is an investor in the PRC entity, Beijing 3H, which entered into a Medical Joint Venture agreement with Milestone.

Milestone purchased $1,445,040 and $845,628 from the supplier for the six months ended June 30, 2013 and 2012, respectively. Milestone owed $698,591 and $808,908 to this supplier as of June 30, 2013 and December 31, 2012, respectively.

In the first quarter of 2013, the CEO of Milestone loaned the Company $50,000 for use in capitalizing a fifty percent equity portion in the joint venture with Milestone Education LLC. This balance is included in the accrued expenses on the condensed balance sheets. There were no interest to this agreement. $15,000 of the loan has been paid to the CEO and the remaining balance will be paid by December 31, 2013.

NOTE – 11 SIGNIFICANT CUSTOMERS & GEOGRAPHICAL INFORMATION

For the three months ended June 30, 2013, Milestone had three customers (distributors) that had approximately 47% of its net product sales and two customers (distributors) that had approximately 33% of its net product sales for the three months ended June 30, 2012. Milestone had three customers (distributors) for the six months ended June 30, 2013, that had approximately 34% of its net product sales and two customers (distributors) that had approximately 34% of its net product sales for six months ended June 30, 2012. Milestone had accounts receivable for three customers that amounted to $364,666 representing 35% of gross accounts receivable as of June 30, 2013 and accounts receivable for three customers that amounted to $421,890 representing 38% of gross accounts receivable as of December 31, 2012, respectively.

Milestone’s sales by product and by geographical region are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Instruments	$751,451	$559,167	$1,268,901	$1,127,737
Handpieces	1,475,696	1,729,302	3,401,359	3,039,282
Other	51,088	38,507	97,518	81,315
	$2,278,235	$2,326,976	$4,767,778	$4,248,334
United States	$1,080,451	$1,043,646	$2,380,952	$1,914,136
Canada	66,741	193,336	122,343	336,846
Other Foreign	1,131,043	1,089,994	2,264,483	1,997,352
	$2,278,235	$2,326,976	$4,767,778	$4,248,334

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

The termination of the manufacturing relationship with any of the above manufacturers could have a material adverse effect on Milestone’s ability to produce its products. Although alternate sources of supply exist and new manufacturing relationships could be established, Milestone would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, whether or not as a result of termination of such a relationship, would adversely affect Milestone.

The technology underlying the SafetyWand and CompuFlo, and an improvement to for CompuDent were developed by the Director of Clinical Affairs and assigned to us. Milestone purchased this technology pursuant to an agreement dated January 1, 2005. The Director will receive additional payments of 2.5% of the total sales of products using certain of these technologies, and 5% of the total sales of products using certain other of the technologies. In addition, the Director is granted, pursuant to the agreement, an option to purchase, at fair market value on the date of the grant, 8,333 shares of the common stock upon the issuance of each additional patent relating to these technologies. If products produced by third parties use any of these technologies (under license from us) then the Director will receive the corresponding percentage of the consideration received by Milestone for such sale or license. For the three months ended June 30, 2013 and 2012, Milestone expensed the Director’s royalty fee of $85,054 and $81,535, respectively. Milestone expensed the Director’s royalty fees of $178,241 and $151,657 for the six months ended June 30, 2013 and 2012, respectively. Additionally, for the three months ended June 30, 2013 and 2012, the Company expensed consulting fees to the Director of $39,000. Milestone expensed consulting fees to the Director of $78,000 for the six months ended June 30, 2013 and 2012.

In January 2010, the Company issued a purchase order to Tricor Instruments for the purchase of 12,000 STA Instruments to be delivered over the next three years. The purchase order is for $5,261,640. The Company was invoiced $3,095,763 advance of the purchase order and has a remaining balance of approximately $100,000 on the advance and will continue to make periodic payments in 2013 to purchase the parts necessary to complete this production. As of June 30, 2013, the Company’s production and sales of instruments as it relates to this commitment has been delayed. Consequently, advances on contracts have been classified as current and long term at June 30, 2013.

Other Events

Milestone entered into finder’s agreements with selected individuals for the purpose of identifying and closing a Medical Joint Venture. As of June 30, 2013, none of the potential agreements has been consummated and therefore no expenses have been incurred. There is no expiration to these agreements.

In July 2013, Milestone entered a strategic partnership with the largest provider of specialty sales and distribution solutions for healthcare. During the three year strategic partnership, the distributor will hold the exclusive rights to market, resell, label and distribute Milestone’s CompuFlo injection technology for use in epidural applications for childbirth and other pain management needs in U. S. hospitals sector.

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

OVERVIEW

In 2013, Milestone remains focused on advancing efforts to achieve our two primary objectives; those being:

—

Optimizing our tactical approach to product sales and marketing in order to materially increase penetration of the global dental and medical markets with our proprietary, patented Computer-Controlled Local Anesthesia Delivery (C-CLAD) solution, including the STA Single Tooth Anesthesia Instrument (STA Instrument); and

—	Enhancing our global reach by partnering with distribution companies in the medical sector.

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

The mission Milestone’s Domestic Sales Director is to grow our business through marketing our STA Instrument to Dental Group Practices. Through direct marketing to the Dental Group Practices and utilizing a group of independent hygienists, the instrument and handpiece sales should increase substantially in the future. Milestone signed on its first Group Dental Practice in January 2011, Towncare Dental.

In July 2013, Milestone entered a strategic partnership with the largest provider of specialty sales and distribution solutions for healthcare. During the three year strategic partnership, the distributor will hold the exclusive rights to market, resell, label and distribute Milestone’s CompuFlo injection technology for use in epidural applications for childbirth and other pain management needs in the U.S. hospital sector.

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

As of June 30, 2013, Milestone Scientific has not received the appropriate registration approval from the regulatory body in China. It is expected that the approval by the Chinese regulatory body will be received in 2013.

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

Milestone contributed an exclusive worldwide royalty-free license to use its patents as they pertain to these two instruments and disposables only to the Medical Joint Venture. Beijing 3H and its shareholders contributed $1.5 million to the joint venture to enable the joint venture to design and develop two commercial instrument and related disposables using Milestone’s CompuFlo® technology. Milestone will have distribution responsibility in the U.S. and Canada while Beijing 3H will distribute products exclusively in the People’s Republic of China, Macao, Hong Kong and other regions of Asia. As of June 30, 2013, the Medical Joint Venture and the development project is ongoing and nearing completion of the two medical instruments.

Segmented Sales Performance

The following table shows a breakdown of Milestone’s product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
DOMESTIC
Instruments	$383,546	35.5%	$250,698	24.0%	$591,685	24,9%	$407,380	21.3%
Handpieces	666,921	61.7%	768,613	73.6%	1,722,973	72,4%	1,451,693	75.8%
Other	29,984	2.8%	24,335	2.4%	66,294	2,7%	55,063	2.9%
Total Domestic	$1,0810,451	100.0%	$1,043,646	100.0%	$2,380,952	100.0%	$1,914,136	100.0%
INTERNATIONAL
Instruments	$367,905	30.7%	$308,469	24.0%	$677,216	28.4%	$720,357	30.9%
Handpieces	808,775	67.5%	960,689	74.9%	1,678,386	70.3%	1,587,589	68.0%
Other	21,104	1.8%	14,172	1.1%	31,224	1.3%	26,252	1.1%
Total International	$1,197,784	100.0%	$1,283,330	100.0%	$2,386,826	100.0%	$2,334,198	100.0%
DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$1,080,451	47.4%	$1,043,646	44.8%	$2,380,952	49.9%	$1,914,136	45.1%
International	1,197,784	52.6%	1,283,330	55.2%	2,386,826	50.1%	2,334,198	54.9%
Total Product Sales	$2,278,235	100.0%	$2,326,976	100.0%	$4,767,778	100.0%	$4,248,334	100.0%

Milestone earned gross profits of 67% and 63% for the three months ended June 30, 2013 and 2012, respectively, and 67% and 64% for the six months ended June 30, 2013 and 2012, respectively. However, the revenues and related gross profits have not been sufficient to support overhead, new product introduction and research and development expenses.

Although we anticipates expending funds for research and development in 2013, these amounts will vary based on the operating results for each quarter. We incurred operating losses and negative cash flows from operating activities since its inception, except for the three and six months ended June 2013 and for the quarter ended June 30, 2009. At June 30, 2013, we believe that we do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months. We are actively pursuing the generation of positive cash flows from operating activities through increase in revenue, assessment of current contracts and current negotiations. There is no assurance that we will be able to achieve positive operating cash flows or that additional capital raised on terms and conditions satisfactory to us, if at all. If additional capital is required and it cannot be raised, then we would be forced to curtail our development activities, reduce marketing for existing products or adopt other cost saving measures, any of which might negatively affect the our operating results.

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

Accounts Receivable

The realization of accounts receivable will have a significant impact on us. Consequently, Milestone estimates allowance for doubtful accounts resulting from the inability of its customers to make payments for amounts billed. The collectability of outstanding amounts is continually assessed.

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

Results of Operations

The consolidated results of operations for the three and six months ended June 30, 2013 compared to the same three and six months period in 2012 reflect our focus and development on the Wand/STA Instrument.

The following table sets forth, for the periods presented, the statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Products sales	$2,278,235	100.0%	$2,326,976	100%	$4,767,778	100%	$4,248,334	100%
Cost of products sold	744,108	33%	854,005	37%	1,556,152	33%	1,516,951	36%
Gross Profit	1,534,127	67%	1,472,971	63%	3,211,626	67%	2,731,382	64%
Selling, general and administrative expenses	1,340,129	59%	1,487,076	64%	2,728,031	57%	2,939,326	69%
Research and development expenses	42,885	2%	39,502	2%	164,722	3%	78,814	2%
Total operating expenses	1,383,014	61%	1,526,578	66%	2,892,753	60%	3,018,140	71%
Income (loss) from operations	151,113	-7%	(53,607)	-2%	318,873	7%	(286,757)	-7%
Other expenses — interest & expenses	(30,011)	-1%	(64,850)	-3%	(47,026)	-1%	(108,785)	-3%
Loss on Earnings from Medical Joint Venture	(47,093)	-2%	(46,084)	-2%	(47,093)	-1%	(124,179)	-3%
Net income (loss)	$74,009	-3%	$(164,541)	-7%	$224,754	-5%	$(519,722)	-13%

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Total product sales for the three months ended June 30, 2013 and 2012 were $2,278,235 and $2,326,976, respectively. The total increase in product sales of $48,741 or 2%, in 2013 from 2012 is principally the result of decrease in handpiece revenues. Domestic STA instruments sales increased by $194,008 in 2013 from 2012. This increase is due in part to management’s decision to establish an exclusive U.S. distributor of the STA instruments and handpieces in the domestic market, along with the implementation of the sales and training strategy focused on concentrated geographical sales effort and increased support for all customers. In the domestic market, total handpiece sales decreased by $101,692 or 13% in 2013 over 2012. On the international front, instruments sales increased in the second quarter of 2013 from 2012 by $59,436 or 19%. The Wand Plus Instrument is no longer being shipped to our European customers, due to a change in the regulations in 2012. Although the sales of Wand Plus Instruments to the European community will not continue, there are many Wand Plus users in Europe that continue to utilize the instrument. This trend is expected to continue in 2013.

Significant new market countries for the STA Instruments are on board but are ramping up on a slower than expected pace. Internationally, handpiece sales decreased by $151,914 or 16% due to an decrease in Wand handpieces sales of $428,566 in 2013 over 2012. STA handpiece sales increased by $276,652 or 116% for the second quarter 2013 over 2012.

Cost of products sold for the three months ended June 30, 2013 and 2012 were $744,108 and $854,005, respectively, a decrease of $109,897 or 12.9%.

For the three months ended June 30, 2013, Milestone generated a gross profit of $1,534,127 or 67%, as compared to a gross profit of $1,472,971, or 63%, for the three months ended June 30, 2012. The total increase in gross profit dollars of $61,156 is primarily due to an increase in instrument revenue sales.

Selling, general and administrative expenses for the three months ended June 30, 2013 and 2012 were $1,340,129 and $1,487,076, respectively. This reduction in expenses of $146,947, or 10%, is described in the following sections of this report. Marketing expenses increased by approximately $14,000; sales expenses decreased by approximately $37,000; salary increased by approximately $9,000; legal decreased by approximately $29,000 and other expenses decreased by approximately $104,000. Milestone continues to focus on controlling expenses in all categories. The second quarter of 2013 noted several areas of savings as Milestone continues on its planned business model change, through the training and education hygienist program. The increase in marketing is due to the international rebate program of $47,000 offset by reduction of trade show and related expenses (travel, fees and staffing) of approximately $31,000.  Milestone targeted this venue as a more costly method to present our Wand/STA Instrument.  Milestone has decided to focus its attention to the national shows that are more focused on larger attendance by the individual as well as dental practice groups. Additionally, a large portion of our previous marketing and selling costs in the U. S. and Canada are now incurred by our exclusive STA distributor. Sales expenses also decreased by approximately $37,000, principally in commissions.  The reduction in other expenses is primarily due to approximately $148,000 reversal of the bad debt reserve based on payments made by the Chinese distributor in the second quarter of 2013 offset by the travel expenses by approximately $33,000 and the excise tax of approximately $11,000.  Salary increased by approximately $9,000. Legal fees decreased by approximately $29,000 in the aggregate for routine litigation and patent annuities. The international commission decreased by approximately $15,000. Stock Based Compensation decreased by approximately $12,000. International travel cost increased by approximately $33,000.

Research and development expenses for the three months ended June 30, 2013 and 2012 were $42,885 and $39,502, respectively, an increase of $3,383 or 8.6%, due to the software enhancement of the STA Instruments.

The income from operations for the three months ended June 30, 2013 was $151,113 and the loss from operations for three months ended June 30, 2012 was $53,607. The $204,720, or 382%, increase is explained above.

Interest expense of $24,220, relating to the $1.3 million line of credit which was subsequently converted into common stock in December 2009 and the $450,000 long term note payable, was charged for the three months ended June 30, 2013, as compared to $21,437 for the same period in 2012, (see Note 8 to the financials). Additionally, Milestone accrued interest expense of $5,128 and $41,239 for the overdue accounts payable on the balance to the instrument’s contract manufacturer at June 30, 2013 and 2012, respectively.

Loss on the Medical Joint Venture of $47,093 and $46,084 for the quarter ending June 30, 2013 and 2012, respectively, is due to development cost on the medical devices incurred by the Medical Joint Venture during the quarter.

For the reasons explained above, net income for the six months ended June 30, 2013 was $74,009 as compared to the net loss of $164,541 for the three months ended June 30, 2012. The $238,550, or 145%, increase in net income is primarily a result of an increase in gross margin dollars of $61,156 enhanced by a decrease in selling, general and administrative expenses of $146,947, decrease in interest expense of $80,924 offset by an increase in research and development expense of $3,383.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Total revenues for the six months ended June 30, 2013 and 2012 were $4,767,778 and $4,248,334, respectively.  Total revenues increased by $519,444, or 13%.  Domestic product revenue increased $466,817 in 2012, or 24%, the increase is due to the increase in STA Single Tooth Anesthesia System® instruments sales by $252,267. This increase is due in part to management’s implementation of the sales and training strategy focused on concentrated geographical sales effort and increased support for all customers. The disposable handpiece sales increased by $271,280, or 19%.  International revenue increased by $52,627. International sales of disposable handpieces increased by $90,797 or 6%.

Cost of products sold for the six months ended June 30, 2013 and 2012 were $1,556,152 and $1,516,951, respectively, an increase of $39,201, or 3%.

Gross profit for the six months ended June 30, 2013 and 2012 was $3,211,626 or 67%, and $2,731,383, or 64%, respectively.  Gross profit dollars in the first six months of 2013 increased by $480,243, or 18%, due to an increase in sales volume and gross profit margin in 2013 over 2012.

Selling, general and administrative expenses for the six months ended June 30, 2013 and 2012 were $2,728,031 and $2,939,326, respectively. The decrease of $211,295 or 7.2% is primarily attributable to a decrease in marketing expenses of $28,531; a decrease in sales expenses of $100,075, decrease in general and administrative (G&A) expenses of $116,198 and an increase in salary expenses of $56,421, principally due to a change in the bonus program for our Chief Executive Officer.  The marketing expenses decrease is principally due to a reduction in advertising and media placement costs of $9,010, free goods and gifts by $25,910 and tradeshow attendance by $40,510 offset by the international marketing rebate program of $47,000. Milestone has decided to focus its attention to the national shows that are more focused on larger attendance by the individual as well as dental practice groups. Additionally, a large portion of our previous marketing and selling costs in the U. S. and Canada are now incurred by our exclusive STA distributor.  Sales expenses decrease by $100,075, due to an overall decrease in business travel domestic and international. Also included in the category are the costs related to our independent third party hygienists. Other general and administrative expenses decreased by $116,198, due to the decrease in international commission of $84,675, increase in royalty expense of $26,584, based on increase in sales. Additionally, recovery of bad debt expense, $161,405, based on partial collection of previously recorded bad debt reserve for an international accounts receivable.

Research and development expenses for the six months ended June 30, 2013 and 2012 were $164,722 and $78,814, respectively. The increase of $85,908, or 109% is primarily due to the enhancement of STA instrument.

The income from operations for the six months ended June 30, 2013 was $318,873 and the loss from operations for six months ended June 30, 2012 was $286,757, respectively. The $605,630, or 211%, increase is explained above.

Other income is $17,543 for the six months ended June 30, 2013. This represents the sale of tax credits under the New Jersey Technology Business Tax Certificate Program. This did not occur in 2012.

Interest expense of $48,639, relating to the converted $1.3 million line of credit into common stock in December 2009 and the $450,000 long term note payable, was charged for the six months ended June 30, 2013, compared to $42,277 for the same period in 2012, (see Note 8 to the financials). Additionally, Milestone accrued interest expense of $14,573 and $62,140 for the overdue accounts payable balance to the instrument manufacturer at June 30, 2013 and 2012, respectively.

For the reasons explained above, net income for the six months ended June 30, 2012 and 2011 was $224,754 and $519,722, respectively. The $744,476, or 143.2%, increase in net income is primarily a result of an increase in gross margin dollars of $480,243 offset by a decrease in selling, general and administrative expenses of $211,294; an increase in research and development expense of $85,908; other income of $17,543; a decrease in interest expense by $46,205 and the reduction to non-cash Loss on the Medical Joint Venture of $77,086.

Working capital as of June 30, 2013 is a positive $233,847, as explained in the following liquidity and capital resources section.

Liquidity and Capital Resources

As of June 30, 2013, Milestone had cash and cash equivalents of $171,640 and a positive working capital of $233,847. Milestone had net income of $224,754 and a net loss of $519,722 for the six months ended June 30, 2013 and 2012, respectively. The working capital of $233,847 in 2013, was the positive result of the substantial reduction of accounts payable due to contract manufacturer even with the delay in obtaining regulatory approval to sell our instruments and handpieces in China. Based on the initial purchase order from our distributor in China in 2009, Milestone ramped up purchasing of parts in anticipation of significant sales in 2010 and future years. As a result of the delay in shipping, the advances on contracts have decreased, (current and long term) at June 30, 2013 as compared to December 31, 2012. Additionally, the accounts payable due this supplier has decreased to $843,516 as of June 30, 2013. This represents a $679,119 decrease over December 31, 2012.  And finally, the accounts receivable from the China distributor has been classified between current asset, net of a reserve of doubtful accounts of $68,849.

The positive working capital at June 30, 2013 was $233,847 and the negative working capital at December 31, 2012 was $775,742. The substantial improvement in working capital is $1,009,589.  The significant current asset changes are: current accounts receivable increased by $82,153, cash increased by $6,391, utilized in operations and to pay for parts required for the China production and inventory increased by $218,559. Current liabilities decreased by $748,892, substantially due to a reduction in the accounts payable to our contract manufacturer.

Milestone has also incurred a decrease in noncurrent advances on contracts of $186,570. Milestone continues to take positive steps to maintain adequate inventory levels and advances on contracts to maintain available inventory to meet our domestic and international sales requirements. Cash flows from operating activities for the six months ended June 30, 2013 and 2012 were a positive $8,239 and a negative $108,952, respectively.

For the six months ended June 30, 2013, our net cash provided by operating activities was $8,239. This was attributable primarily to a net income of $224,754, adjusted for noncash items of $287,551, principally common stock issued for compensation, consulting and vendor services, and changes in operating assets and liabilities of $519,066.

For the six months ended June 30, 2013, $114,600 was provided by financing activities. We issued 35,714 units at $1.40 per unit.  Each unit consists of one share of common stock and one sixty day option to purchase a share of common stock at $1.40 per share.  Milestone also sold 40,000 shares of common stock to two independent directors for $29,600 on their exercising of stock options.

Milestone has incurred operating losses and negative cash flows from operating activities since its inception, except for June 30, 2009 and the first half quarter of 2013. Milestone is actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of June 30, 2013, Milestone believes that it does not have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. However, if Milestone requires a higher level of marketing and sales effort, or if Milestone is unable to continue generating positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that Milestone will be able to continue to achieve positive operating cash flows or that additional capital can be raised on the terms and conditions satisfactory to Milestone if at all. If additional capital is required and it cannot be raised, then Milestone would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost savings measures, any of which might negatively affect Milestone’s operating results.

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

There were no changes in Milestone’s internal control over financial reporting identified in connection with the evaluation that occurred during Milestone’s last fiscal quarter ended June 30, 2013 that have materially affected, or that are reasonably likely to materially affect, Milestone’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In the six months  ended June 30, 2013, Milestone issued total 366,272 shares valued at $443,350 as follows:

	Shares	$
Shares issued for director’s compensation	39,129	$45,000
Shares issued for employee compensation	19,831	23,750
Shares issued for services	231,598	295,000
Exercise of stock options for directors	40,000	29,600
Sale of Common Stock	35,714	50,000
	366,272	$443,350

In addition, an investor was also granted sixty day options to purchase an aggregate of 35,714 shares of common stock at $1.40 per share.

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

Date: August 7, 2013