Form 10-Q
period 2013-09-30
MILESTONE SCIENTIFIC INC.
filed 2013-11-12
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 12, 2013, the Issuer had a total of 17,615,096 shares of Common Stock, $.001 par value outstanding.

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

MILESTONE SCIENTIFIC INC.

CONDENSED BALANCE SHEETS

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$401,836	$165,249
Accounts receivable, net of allowance for doubtful accounts of $17,862 as of September 30, 2013 and $179,259 as of December 31, 2012	1,570,308	978,982
Receivable from Milestone Medical Inc	132,787	—
Inventories	874,559	638,561
Advances on contracts	501,469	476,969
Prepaid expenses and other current assets	116,945	239,061
Total current assets	3,597,904	2,498,822
Accounts receivable-long term, net of allowance for doubtful accounts of $167,971 as of December 31, 2012	—	119,201
Advances on contracts	2,052,092	2,350,477
Investment in Milestone Education LLC	50,000	—
Furniture, Fixtures & Equipment net of accumulated depreciation of $471,822 as of September 30, 2013 and $458,708 as of December 31, 2012	26,622	36,624
Patents, net of accumulated amortization of $478,916 as of September 30, 2013 and $420,556 as of December 31, 2012	607,992	648,662
Other assets	12,917	7,317
Total assets	$6,347,527	$5,661,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,806,404	$2,336,594
Accrued interest on Notes Payable	—	356,563
Accrued expenses and other payables	747,296	581,407
Total current liabilities	2,553,700	3,274,564
Long-term Liabilities:
Notes Payable	—	450,000
Total long-term liabilities	—	450,000
Total liabilities	2,553,700	3,724,564
Commitments and Contingencies
Stockholders’ Equity
Common stock, par value $.001; authorized 50,000,000 shares; 17,572,055 shares issued 1,655,317 shares to be issued and 17,538,722 shares outstanding as of September 30, 2013; 16,563,306 shares issued, 1,635,709 shares to be issued, and 16,529,973 shares outstanding as of December 31, 2012	19,228	18,199
Additional paid-in capital	65,973,206	64,560,224
Accumulated deficit	(61,287,091)	(61,730,368)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total stockholders’ equity	3,793,827	1,936,539
Total liabilities and stockholders’ equity	$6,347,527	$5,661,103

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Product sales	$2,444,195	$2,129,241	$7,211,973	$6,377,574
Cost of products sold	677,792	625,710	2,233,944	2,142,661
Gross profit	1,766,403	1,503,531	4,978,029	4,234,913
Selling, general and administrative expenses	1,317,433	1,391,521	4,045,465	4,330,847
Research and development expenses	12,698	60,363	177,419	139,176
Total operating expenses	1,330,131	1,451,884	4,222,884	4,470,023
Income (loss) from operations	436,272	51,647	755,145	(235,110)
Other income (expenses)
Other income	0	0	17,543	0
Interest expense	(5,550)	(36,497)	(70,119)	(142,217)
Interest-Amortization of debt issuance	0	0	0	(3,065)
Loss on Earnings from Medical Joint Venture	(212,199)	0	(259,291)	(124,179)
Total other expenses	(217,749)	(36,497)	$(311,868)	$(269,461)
Net income (loss)	$218,523	$15,150	$443,277	$(504,571)
Net income (loss) per share applicable to common stockholders –
Basic	$0.01	$0.00	$0.03	$(0.03)
Diluted	$0.01	$0.00	$0.03	$(0.03)
Weighted average shares outstanding and to be issued –
Basic	17,333,941	$16,244,800	16,955,048	$15,953,925
Diluted	17,716,964	16,369,814	17,322,388	15,953,925

See Notes to Condensed Financial Statement

MILESTONE SCIENTIFIC INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2013

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balance, January 1, 2013	18,199,015	$18,199	$64,560,224	$(61,730,368)	$(911,516)	$1,936,539
Options to employees and consultants	—	—	56,205	—	—	56,205
Common stock to be issued to employee for bonuses	19,608	20	19,980			20,000
Common stock issued for directors compensation	39,129	39	44,961	—	—	45,000
Common stock issued for payment of consulting services to settle accounts payable	250,934	251	317,249	—	—	317,500
Common stock issued for conversion of notes payable and accrued interest	614,344	614	859,466	—	—	860,081
Common stock issued for payment of employee compensation	28,628	29	35,596	—	—	35,625
Exercise of stock options	40,000	40	29,560	—	—	29,600
Sale of Common Stock	35,714	36	49,524	—	—	50,000
Net income	—	—	—	443,277	—	443,277
Balance, September 30, 2013	19,227,372	$19,228	$65,973,206	$(61,287,091)	$(911,516)	$3,793,827

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$443,277	$(504,571)
Adjustments to reconcile net income (loss) net cash provided by operating activities:
Depreciation expense	13,114	14,482
Amortization of patents	58,360	57,097
Amortization of debt discount	0	3,065
Common stock and options issued for compensation, consulting, and vendor services	512,846	281,648
Loss on sale/disposal of equipment	0	1,604
Accrued interest expense on notes payable	0	0
Bad debt reversal	(295,488)	(140,293)
Loss on Earning on Medical Joint Venture	259,291	124,179
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(309,424)	596,931
(Increase) Decrease in inventories	(235,998)	119,839
Decrease to advances to contracts	273,885	315,736
Decrease to prepaid expenses and other current assets	137,117	168,237
(Increase) Decrease in other assets	(5,600)	20,503
Decrease in accounts payable	(530,190)	(1,326,398)
Increase in accrued expenses	120,889	320,733
Net cash provided by operating activities	442,079	52,792
Cash flows from investing activities:
Investment in Milestone Education LLC	(50,000)	0
Investment in Milestone Medical, Inc.	(259,291)	0
Purchases of property and equipment	(3,111)	(4,061)
Payment for patents rights	(17,690)	(21,529)
Net cash used in investing activities	(330,092)	(25,590)
Cash flows from financing activities:
Proceeds from exercise of stock options	29,600	0
Proceeds from the sale of common stock	50,000	150,000
Proceeds from related party loan	50,000	0
Repayment of related party loan	(5,000)	0
Net cash provided by financing activities	124,600	150,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	236,587	177,202
Cash and cash equivalents at beginning of period	165,249	96,324
Cash and cash equivalents at end of period	$401,836	$273,526
Supplemental disclosure of cash flow information
Shares issued to directors for the exercise of stock options	$29,600	0
Shares issued to directors for compensation	$45,000	$45,000
Shares issued for conversion of notes payable and accrued interest	$860,081	$0
Shares issued to employees in lieu of cash compensation	$35,625	$31,250

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2013

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone’s financial position as of September 30, 2013 and the results of its operations for the three and nine months then ended.

The results reported for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations which may be expected for a full year.

Milestone had a positive cash flow from operating activities for the nine months ending September 30, 2013 and 2012 of $$442,079 and $52,792, respectively. At September 30, 2013, Milestone had cash and cash equivalents of $401,836 and a positive working capital of $1,044,204. The working capital increased by $1,819,946 as compared to December 31, 2012 negative working capital of $775,742. The positive change in working capital is due to the Company’s increase in current assets (cash and accounts receivable) and a substantial reduction in accounts payable. Milestone borrowed $450,000 in 2008 from a shareholder. This note and the related accrued interest was converted to common stock on August 8, 2013. The Company is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of September 30, 2013, Milestone does not expect to have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. Milestone may require a higher level of marketing and sales efforts that it cannot fund. If Milestone is unable to generate positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that Milestone will be able to achieve positive operating cash flows or that traditional capital can be raised on terms and conditions satisfactory to Milestone, if at all. If positive cash flow cannot be achieved or if additional capital is required and cannot be raised, then Milestone would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect Milestone’s operating results.

Milestone’s recurring losses raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income, by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance was effective prospectively for reporting periods beginning after December 15, 2012. As this guidance relates to presentation only, the adoption of this guidance did not impact the Company’s financial position or results of operations.

In July 2013, the FASB issued guidance to eliminate the diversity in practice in presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new guidance, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforward that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The guidance is effective prospectively, but allows optional retrospective adoption (for all periods presented), for reporting periods beginning after December 15, 2013. As this guidance relates to presentation only, the adoption of this guidance will not impact the Company’s financial position or results of operations.

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

Since Milestone had net losses for the nine months ended September 30, 2012, the assumed effects of the exercise of outstanding stock options and warrants, and the conversion of convertible debt were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options and warrants totaled 1,445,614 at September 30, 2012.

NOTE – 3 ACCOUNTS RECEIVABLE

Milestone sells a significant amount of its product on credit terms to its major distributors. Milestone estimates losses from the inability of its customers to make payments on amounts billed. A majority of credit sales are due within sixty days from invoicing. In 2010, Milestone shipped a significant order to a major international distributor. At the time of the shipment, regulatory approval to sell the product in the respective country was in process. Obtaining such regulatory approval was not a condition of the purchase order and sale to the distributor. A segment of the regulatory approval has been delayed and as such the customer has not paid the full amount of the invoiced shipment. The remaining balance due from this distributor is $24,160 and $527,172 as of September 30, 2013 and December 31, 2012, respectively. Milestone is receiving periodic payments from the international distributor and a substantial portion has been paid in 2013. Milestone reserved $12,862 and $308,350 of the total accounts receivable from this distributor as of September 30, 2013 and December 31, 2012, respectively.

NOTE – 4 INVESTMENT IN JOINT VENTURE

In March 2011, Milestone entered into an agreement with a People’s Republic of China ("PRC") entity Beijing 3H Scientific Technology Co., Ltd (Beijing 3H), to establish a Medical Joint Venture entity in the PRC to develop intra-articular and epidural drug delivery instruments utilizing Milestone’s patented CompuFlo technology. Beijing 3H agreed to contribute up to $1.5 million to this Medical Joint Venture entity, based on progress reports from Milestone and subject to refund if the instruments are not developed because of technological problems within 30 months of the inception date. Milestone evaluates the technological feasibility of the products to be developed using the CompuFlo technology periodically and at every reporting date to establish if circumstances indicate that the technology continues to be feasible. Based on the available evidence Milestone concluded that the contingency associated with the return of capital to Beijing 3H would be remote as of September 30, 2013 and accordingly no amounts have been accrued in the accompanying financial statements relating to this contingency. Milestone, with the consent of Beijing 3H, organized a domestic research and development corporation to which the principal shareholders of Beijing 3H and other shareholders completed a capital contribution of $ 1,500,000. The Medical Joint Venture entity is owned fifty percent by shareholders of Bejing 3H and fifty percent by Milestone. Milestone contributed an exclusive worldwide royalty-free license to use CompuFlo technology to the Medical Joint Venture which had a remaining net book value of approximately $245,000 and has accounted for its investment in the Medical Joint Venture using the equity method of accounting. Further, Milestone was authorized by the Medical Joint Venture to manage and oversee the development of the two products for the Medical Joint Venture. In connection with this authorization, Milestone also entered into an agreement with a significant vendor to develop the two instruments included in the Medical Joint Venture.

Milestone will have distribution responsibility in the U.S. and Canada. Beijing 3H will distribute products exclusively in the PRC, Macao, Hong Kong and other regions of Asia. The rest of the world responsibilities will be shared by Milestone and Beijing 3H.

Milestone recorded a Loss on Medical Joint Venture of $259,291 for the nine months ended September 30, 2013 and $212,199 for the three months ended September 30, 2013. The losses described represent fifty percent of the applicable losses record by medical joint venture during the periods. Milestone utilizes the equity of accounting to recognize its financial results of the joint venture.

Milestone expended approximately $112,000 in the third quarter of 2013 for legal related to the FDA (510k) certifications. As part of the joint venture agreement, the Company is to pay all fees related to the USA FDA certification process.

The Medical Joint Venture’s cumulative expenses since inception are approximately $2 million. Milestone had reduced its investment to the Medical Joint Venture to zero in 2012. The accumulative loss that is not recognized on the statement of operations is approximately $89,000. These losses will not be charged to the statement of operations as Milestone has not guaranteed and has no obligation to fund losses of the Medical Joint Venture in excess of its equity contribution.

Milestone provides management, financial, engineering and accounting services to Milestone Medical, Inc the value of these services prior to July 31, 2013, was not reimbursed by Milestone Medical, Inc and were charged to the investment in medical joint venture as shared services expenditures.

As of July 1, 2013, Milestone Scientific Inc. and Milestone Medical Inc., signed an agreement for the reimbursement of specific expenses incurred by Milestone Scientific Inc. specifically for the benefit of Milestone Medical Inc. Reimbursable expenses related to the agreement were approximately $133,000 for the quarter ending September 30, 2013. The expenses related to the agreement have not been paid as of September 30, 2013 and are included in account receivable, net.

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

Milestone established a joint venture, Milestone Education, LLC, in the first quarter of 2013. Milestone contributed $50,000 as did the other joint venture partner. Each of the partners owns fifty (50) percent of the joint venture. The joint venture is expected to provide training and education to our dentists throughout the world. There were no income and expenses associated with this joint venture in the third quarter of 2013. The Company accounted for its investment in the Education Joint Venture using the equity method of accounting.

NOTE – 5 STOCK OPTION PLANS

A summary of option activity for employees under the plans and changes during the nine months ended September 30, 2013, is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Outstanding, January 1, 2013	1,283,741	0.79	3.07	768,692
Granted	—	—	—	—
Exercised	40,000	0.74	—	—
Forfeited or expired	36,666	0.94	—	—
Outstanding, September 30, 2013	1,207,075	0.87	2.49	614,768
Exercisable, September 30, 2013	794,620	0.84	1.93	421,506

Milestone recognizes compensation expense on a straight line basis over the requisite service period. For the three months ended September 30, 2013, the Company recognized $18,735 of total compensation cost. During the nine months ended September 30, 2013, Milestone recognized $56,205 of total compensation cost. As of September 30, 2013, there was $109,971 of total unrecognized compensation cost related to non-vested options which Milestone expects to recognize over a weighted average period of 2 years. A six percent rate of forfeitures is assumed in the calculation of the compensation cost for the period.

Expected volatilities are based on historical volatility of Milestone’s common stock over a period commensurate with anticipated term. Milestone uses historical data to estimate option exercise and employee termination within the valuation model.

A summary of option activity for non-employees under the plans and changes during the nine months ended September 30, 2013, is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Outstanding, January 1, 2013	239,999	1.56	1.32	168,166
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	66,667	2.50	—	—
Outstanding, September 30, 2013	173,332	0.48	0.85	151,750
Exercisable, September 30, 2013	170,533	0.48	0.82	150,805

During the nine months ended September 30, 2013, Milestone had no expenses related to non-employee options that vested during the period. There was no unrecognized compensation cost related to non-vested options as of September 30, 2013.

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

NOTE – 6 CONCENTRATION OF CREDIT RISK

Milestone’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable, and advances on contracts. Milestone places its cash and cash equivalents with large financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone to credit risk consist principally of trade accounts receivable, as Milestone does not require collateral or other security to support customer receivables, and advances on contracts. Milestone entered into a purchase agreement with a vendor to supply Milestone with 12,000 STA Instruments (7,585 instruments are remaining on the purchase order as of September 30, 2013). As part of these agreements, Milestone has advanced approximately $2,554,000 and $2,827,000 to the vendor for purchase of materials at September 30, 2013 and December 31, 2012, respectively. The advance will be credited to Milestone as the goods are delivered. Milestone does not believe that significant credit risk exists with respect to this advance to the contract manufacturer.

Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management has a reserve that it believes is sufficient to record accounts receivable at net realizable value as of September 30, 2013 and December 31, 2012.

NOTE – 7 ADVANCES ON CONTRACTS

The net advances on contracts represent funding of future STA inventory purchases. The balance of the net advances as of September 30, 2013 and December 31, 2012 is $2,554,000 and $2,827,000, respectively. The portion of this advance expected to be utilized in the next twelve months is classified as current asset, with the remainder classified as non-current asset. Milestone has an outstanding accounts payable of approximately $18,000 and $705,000 at September 30, 2013 and December 31, 2012, respectively to the contract manufacturer specifically related to the advances. Milestone is making monthly payments to the contract manufacturer.

Additionally, Milestone has an agreement with the manufacturer of the CompuDent and STA instruments to accrue interest on their outstanding accounts payable balance. For the three months ending September 30, 2013 and 2012, the interest expense for this indebtness was zero and $13,805, respectively. For the nine months ending September 30, 2013 and 2012, the interest expense for this indebtness was $14,573 and $75,945, respectively.

NOTE – 8 LINE OF CREDIT AND NOTES PAYABLE

Milestone borrowed $450,000 from a shareholder in 2008. The loan was originally a short term loan with a maturity date of January 19, 2009. In December 2008, May 30, 2012 and again on March 29, 2013, this loan was extended with the shareholder and the due date has been extended to January 5, 2015. The loan accrues interest at 12% per annum, interest compounds quarterly, and interest and principal is due at the maturity. The loan ($450,000) and related interest ($333,907) was converted to common stock on August 8, 2013. Further, the lender was granted 45,000 warrants exercisable at $0.32 per share, which expired unexercised in 2012.

Interest expense for the three months ended September 30, 2013 and 2012 was $5,550 and $36,497, respectively. Interest expense for the nine months ended September 30, 2013 and 2012 was $70,119 and $142,217, respectively.  The Company had also secured a line of credit, from this shareholder, for $1.3 million which was converted into equity in 2009. The accrued interest, of $76,174, on the line of credit was converted to common stock on August 8, 2013.  For the three months ended September 30, 2013 and 2012, the charge for amortization of Debt Discount related to the outstanding line of credit is zero. The charge for amortization of Debt Discount related to the outstanding line of credit is zero and $3,065 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

NOTE – 9 STOCK ISSUANCE

During the nine months ended September 30, 2013, Milestone issued 35,714 units, at $1.40 per unit and raised gross proceeds of $50,000. Each unit consists of one share of common stock and one sixty day option to purchase a share of common stock at $1.40 per share.  Milestone issued 28,628 shares of common stock valued at $35,625 for payment of employee compensation in the nine months ended September 30, 2013. Milestone issued 39,129 (13,043 shares to each of the non-employee directors), to the members of the Company’s Board of Directors as partial compensation, (full year is $30,000 per director), for serving on the Board for the 2013-2014 period. The cost of the compensation, for nine months, is $45,000 or $1.15 per share. The expense is being amortized over a six month period. Additionally, Milestone issued 40,000 shares of common stock to two independent directors for $29,600 on their exercised stock options, $0.74 per share, and 250,934 shares valued at $317,500 were issued for payment of consulting services and reduction on the account payable balance. The Company issued 614,344 shares of common stock, valued at $860,081 or $1.40 per share, for the conversion of note payable and accrued interest, as identified in Note—8.

NOTE – 10 RELATED PARTY TRANSACTIONS

A shareholder of Milestone is also a shareholder of a major supplier of handpieces to Milestone. In addition, he is an investor in the PRC entity, Beijing 3H, which entered into a Medical Joint Venture agreement with Milestone.

Milestone purchased $2,146,096 and $1,439,640 from the supplier for the nine months ended September 30, 2013 and 2012, respectively. Milestone owed $854,680 and $808,908 to this supplier as of September 30, 2013 and December 31, 2012, respectively, which is included in accounts payable on the accompanying condensed balance sheet.

In the first quarter of 2013, the CEO of Milestone loaned the Company $50,000 for use in capitalizing a fifty percent equity portion in the joint venture with Milestone Education LLC.  This balance is included in the accrued expenses on the condensed balance sheets. There were no interest to this agreement. $5,000 of the loan has been paid to the CEO and the remaining balance will be paid by December 31, 2013.

In August 2013, a shareholder of the Company entered a three year agreement with the Milestone to provide financial and business strategic services. The fee for these services are $100,000 annually.

NOTE – 11 SIGNIFICANT CUSTOMERS & GEOGRAPHICAL INFORMATION

For the three months ended September 30, 2013, Milestone had three customers (distributors) that had approximately 57% of its net product sales and two customers (distributors) that had approximately 54% of its net product sales for the three months ended September 30, 2012. Milestone had four customers (distributors) for the nine months ended September 30, 2013, that had approximately 52% of its net product sales and two customers (distributors) that had approximately 40% of its net product sales for nine months ended September 30, 2012. Milestone had accounts receivable for two customers that amounted to $919,381 representing 54% of gross accounts receivable as of September 30, 2013 and accounts receivable for  three customers that amounted to $421,890 representing 38% of gross accounts receivable as of December 31, 2012, respectively.

Milestone’s sales by product and by geographical region are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Instruments	$491,179	$368,036	$1,760,079	$1,495,773
Handpieces	1,927,391	1,717,201	5,328,751	4,756,482
Other	25,625	44,004	123,143	125,319
	$2,444,195	$2,129,241	$7,211,973	$6,377,574
United States	$1,526,608	$1,342,798	$3,907,560	$3,256,933
Canada	119,594	133,605	241,937	470,451
Other Foreign	797,993	652,838	3,062,476	2,650,190
	$2,444,195	$2,129,241	$7,211,973	$6,377,574

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

The technology underlying the SafetyWand and CompuFlo, and an improvement to for CompuDent were developed by the Director of Clinical Affairs and assigned to us. Milestone purchased this technology pursuant to an agreement dated January 1, 2005. The Director will receive additional payments of 2.5% of the total sales of products using certain of these technologies, and 5% of the total sales of products using certain other of the technologies. In addition, the Director is granted, pursuant to the agreement, an option to purchase, at fair market value on the date of the grant, 8,333 shares of the common stock upon the issuance of each additional patent relating to these technologies. If products produced by third parties use any of these technologies (under license from us) then the Director will receive the corresponding percentage of the consideration received by Milestone for such sale or license. For the three months ended September 30, 2013 and 2012, Milestone expensed the Director’s royalty fee of $77,886 and $70,330, respectively. Milestone expensed the Director’s royalty fees of $256,127 and $221,987 for the nine months ended September 30, 2013 and 2012, respectively. Additionally, for the three months ended September 30, 2013 and 2012, the Company expensed consulting fees to the Director of $12,350 and $39,000, respectively. Milestone expensed consulting fees to the Director of $90,350 and $117,000 for the nine months ended September 30, 2013 and 2012, respectively.

In January 2010, the Company issued a purchase order to Tricor Instruments for the purchase of 12,000 STA Instruments to be delivered over the next three years. The purchase order is for $5,261,640. The Company was invoiced $3,095,763 advance of the purchase order and has paid the advance in full at September 30, 2013. As of September 30, 2013, the Company’s production and sales of instruments as it relates to this commitment has been delayed. Consequently, advances on contracts have been classified as current and long term at September 30, 2013.

Other Events

Milestone entered into finder’s agreements with selected individuals for the purpose of identifying and closing a medical joint venture. As of September 30, 2013, none of the potential agreements has been consummated and therefore no expenses have been incurred. There is no expiration to these agreements.

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

In August 2013, a shareholder of the Company entered a three year agreement with the Milestone to provide financial and business strategic services. The fee for these services are $100,000 annually.

Subsequent Events

In October 2013, the Company’s fifty (50) percent owned medical joint venture, Milestone Medical Inc., signed subscription agreements for the sale of 2 million shares of Milestone Medical’s common stock at $1.50 per share in a private placement in Poland.  The consummation of the private placement is subject to the satisfaction of all the closing conditions including, but not limited to, the admission of the Milestone Medical common stock for trading in the Alternative Trading System on the NewConnect market of the Warsaw Stock Exchange in Poland.  As of the date of this report, the payment by the new investors have been fully received in escrow.  Upon closing, the Company will own approximately forty-five (45) percent (post-transaction) of Milestone Medical Inc.

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

OVERVIEW

In 2013, Milestone remains focused on advancing efforts to achieve our two primary objectives; those being:

•	Enhancing our global reach by partnering with distribution companies in the medical sector and

•

Optimizing our tactical approach to product sales and marketing in order to materially increase penetration of the global dental and medical markets with our proprietary, patented Computer-Controlled Local Anesthesia Delivery (C-CLAD) solution, including the STA Single Tooth Anesthesia Instrument (STA Instrument).

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

Global Distribution Network

United States and Canadian Market

In August 2013, Milestone entered an exclusive distributor agreement (beginning October 1, 2013), with Henry Schein, for the sale and distribution of the CompuDent handpieces in the United States and Canada

In July 2013, Milestone entered a strategic partnership with the largest provider of specialty sales and distribution solutions for healthcare. During the three year strategic partnership, the distributor will hold the exclusive rights to market, resell, label and distribute Milestone’s CompuFlo injection technology for use in epidural applications for childbirth and other pain management needs in the U.S. hospital sector.

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

As of September 30, 2013, Milestone Scientific has not received the appropriate registration approval from the regulatory body in China. It is expected that the approval by the Chinese regulatory body will be received in 2013.

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

In July 2011, we entered into a definitive joint venture agreement with Beijing 3H (Heart-Help-Health) Scientific Technology Co., Ltd. (Beijing 3H) for the development, commercialization, manufacture and marketing of epidural and intra-articular injection medical instruments. Milestone Scientific has a 50% interest in the joint venture and shareholders of Beijing 3H and others have a 50% interest, (the “Medical Joint Venture”). The Beijing 3H shareholders include a large shareholder in Milestone who is also the principal of a supplier to Milestone.

Milestone contributed an exclusive worldwide royalty-free license to use its patents as they pertain to these two instruments and disposables only to the Medical Joint Venture. Beijing 3H and its shareholders contributed $0 million to the joint venture to enable the joint venture to design and develop two commercial instrument and related disposables using Milestone’s CompuFlo® technology. Milestone will have distribution responsibility in the U.S. and Canada while Beijing 3H will distribute products exclusively in the People’s Republic of China, Macao, Hong Kong and other regions of Asia. As of September 30, 2013, the Medical Joint Venture and the development project is ongoing and nearing completion of the two medical instruments.

In October 2013, our fifty (50) percent owned medical joint venture, Milestone Medical Inc., signed subscription agreements for the sale of 2 million shares of Milestone Medical’s common stock at $1.50 per share in a private placement in Poland.  The consummation of the private placement is subject to the satisfaction of all the closing conditions including, but not limited to, the admission of the Milestone Medical common stock for trading in the Alternative Trading System on the NewConnect market of the Warsaw Stock Exchange in Poland.  As of the date of this report, the payment by the new investors have been fully received in escrow.  Upon closing, we will own approximately forty-five (45) percent (post-transaction) of Milestone Medical Inc.

Segmented Sales Performance

The following table shows a breakdown of Milestone’s product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
DOMESTIC
Instruments	$251,104	16.4%	$147,012	10.9%	$842,788	21.6%	$554,392	17.0%
Handpieces	1,248,636	81.8%	1,170,108	87.1%	2,971,609	76.0%	2,621,801	80.5%
Other	26,868	1.8%	25,678	2.0%	93,163	2.4%	80,740	2.5%
Total Domestic	$1,526,608	100.0%	$1,342,798	100.0%	$3,907,560	100.0%	$3,256,933	100.0%
INTERNATIONAL
Instruments	$240,075	26.2%	$221,024	28.1%	$917,291	27.8%	$941,381	30.2%
Handpieces	678,755	74.0%	547,093	69.6%	2,357,142	71.3%	2,134,681	68.4%
Other	(1,243)	-0.2%	18,326	2.3%	29,980	0.9%	44,579	1.4%
Total International	$917,587	100.0%	$786,443	100.0%	$3,304,413	100.0%	$3,120,641	100.0%
DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$1,526,608	62.5%	$1,342,798	63.1%	$3,907,560	54.2%	$3,256,933	55.1%
International	917,586	37.5%	786,443	36.9%	3,304,413	45.8%	3,120,641	48.9%
Total Product Sales	$2,444,194	100.0%	$2,129,241	100.0%	$7,211,973	100.0%	$6,377,574	100.0%

Milestone earned gross profits of 72% and 71% for the three months ended September 30, 2013 and 2012, respectively, and 69% and 66% for the nine months ended September 30, 2013 and 2012, respectively. However, the revenues and related gross profits have not been sufficient to support overhead, new product introduction and research and development expenses. Although we anticipates expending funds for research and development in 2013, these amounts will vary based on the operating results for each quarter. We incurred operating losses and negative cash flows from operating activities since its inception, except for the three and nine months ended September 2013 and for the quarter ended June 30, 2009. At September 30, 2013, we believe that we do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months. We are actively pursuing the generation of positive cash flows from operating activities through increase in revenue, assessment of current contracts and current negotiations. There is no assurance that we will be able to achieve positive operating cash flows or that additional capital raised on terms and conditions satisfactory to us, if at all. If additional capital is required and it cannot be raised, then we would be forced to curtail our development activities, reduce marketing for existing products or adopt other cost saving measures, any of which might negatively affect the our operating results.

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

Results of Operations

The consolidated results of operations for the three and nine months ended September 30, 2013 compared to the same three and nine months period in 2012 reflect our focus and development on the Wand/STA Instrument.

The following table sets forth, for the periods presented, the statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Products sales	$2,444,195	100%	$2,129,241	100%	$7,211973	100%	$6,377,574	100%
Cost of products sold	677,792	28%	625,710	29%	2,233,944	31%	2,142,661	34%
Gross Profit	1,766,403	72%	1,503,531	71%	4,978,029	69%	4,234,913	66%
Selling, general and administrative expenses	1,317,433	54%	1,391,521	65%	4,045,465	56%	4,330,847	68%
Research and development expenses	12,698	1%	60,363	3%	177,419	2%	139,176	2%
Total operating expenses	1,330,131	55%	1,451,884	68%	4,000,885	58%	4,470,023	70%
Income (loss) from operations	436,272	17%	51,647	3%	755,145	11%	(235,110)	-4%
Other expenses — interest & expenses	(5,550)	0%	(36,497)	-2%	(52,576)	-1%	(145,282)	-2%
Loss on Earnings from Medical Joint Venture	(212,199)	-9%	0	0%	(259,291)	-4%	(124,179)	-2%
Net income (loss)	$218,523	8%	$15,150	1%	$443,277	6%	$(504,571)	-8%

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Total product sales for the three months ended September 30, 2013 and 2012 were $2,444,195 and $2,129,241, respectively. The total increase in product sales of $314,954, or 15%, in 2013 from 2012 is principally the result of increased domestic revenues. Domestic STA instruments sales increased by $112,192 in 2013 from 2012. Additionally, in the domestic market, total handpiece sales increased by $78,528, or 6.7% in 2013 over 2012. The increase in domestic instruments is due to the marketing efforts of our exclusive STA Instrument and handpiece distributor. The increase in handpieces was due to an exclusive distributor’s agreement with Henry Schein for the purchases of CompuDent handpieces in the third quarter of 2013. On the international front, instruments sales increased in the third quarter of 2013 from 2012 by $19,051, or 8.6%. Significant new market countries for the STA Instruments have not come on board in the quarter ending September 30, 2013. Internationally, handpiece sales increased by $131,662, or 24% in 2013 over 2012. CompuDent/Wand Plus handpieces increased by $99,013 or 33% and STA handpiece sales increased by $32,649, or 13% for the third quarter 2013 over 2012. This trend supports the increased value of the STA Instruments being sold internationally versus the sale of the legacy CompuDent/Wand Plus Instruments.

Cost of products sold for the three months ended September 30, 2013 and 2012 were $677,792 and $625,710, respectively, an increase of $52,082, or 8.3%.

For the three months ended September 30, 2013, Milestone generated a gross profit of $1,766,403, or 72%, as compared to a gross profit of $1,503,531, or 71%, for the three months ended September 30, 2012. The total increase in gross profit dollars of $262,872 is primarily due to an increase in revenue.

Selling, general and administrative expenses for the three months ended September 30, 2013 and 2012 were $1,317,433 and $1,391,521, respectively. This reduction in expenses of $74,088, or 5.32%, is described in the following sections of this report. Marketing expenses decreased by approximately $28,000; sales expenses decreased by approximately $55,000; salary decreased by approximately $148,000; legal increased by approximately $9,000 and other expenses increased by approximately $147,000. Milestone continues to focus on controlling expenses in all categories. The third quarter of 2013 noted several areas of savings as Milestone continues on its planned business model change, through the training and education hygienist program. The decrease in marketing is due to the reduction of trade show and related expenses (travel, fees and staffing) of approximately $4,000, marketing key opinion leaders and brochures of approximately $16,000 and advertising of approximately $7,000.  Milestone targeted this venue as a more costly method to present our Wand/STA Instrument.  Milestone has decided to focus its attention to the national shows that are more focused on larger attendance by the individual as well as dental practice groups. Additionally, a large portion of our previous marketing and selling costs in the U. S. and Canada are now incurred by our exclusive STA distributor. Sales expenses also decreased by approximately $55,000, due to decrease in travel, tradeshow attendance and hygienists.  The increase in other expenses of approximately $147,000 is primarily due to an increase in payment of an international commission of approximately $91,000 and the excise tax of approximately $8,000.  The reduction in salary expenses is due to the approximately $60,000 shared expense for compensation for the Medical Joint Venture and the reversal of bonus accruals of approximately $35,000. Legal fees decreased by approximately $6,000 in the aggregate, for routine litigation and patent annuities. Stock Based Compensation decreased by approximately $9,000.

Research and development expenses for the three months ended September 30, 2013 and 2012 was $12,698 and $60,363, respectively, a decrease of $47,665.

The income from operations for three months ended September 30, 2013 and 2012 were $436,272 and $51,647, respectively. The $384,625, increase is explained above.

Interest expense of $5,550, relating to the $1.3 million line of credit which was subsequently converted into common stock in December 2009 and the $450,000 long term note payable, was charged for the three months ended September 30, 2013, as compared to $22,053 for the same period in 2012, (see Note 8 to the financials). Additionally, Milestone accrued interest expense of zero and $13,805 for the overdue accounts payable on the balance to the instrument’s contract manufacturer at September 30, 2013 and 2012, respectively.

Loss on the Medical Joint Venture of $212,199 and zero for the quarter ending September 30, 2013 and 2012, respectively, is due to development cost on the medical devices incurred by the Medical Joint Venture during the quarter.

For the reasons explained above, the net income for the three months ended September 30, 2013 and 2012 were $218,523 and $15,150, respectively. The $203,373, or 1342%, increase in net income is primarily a result of an increase in gross margin dollars of $262,872 enhanced by a decrease in selling, general and administrative expenses of $74,088, decrease in research and development expense of $47,665 and a decrease in interest expense of $30,947.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Total revenues for the nine months ended September 30, 2013 and 2012 were $7,211,973 and $6,377,574, respectively.  Total revenues increased by $834,399, or 13%. Domestic product revenue increased $650,627 in 2013, or 20%, the increase is due to the increase in STA Single Tooth Anesthesia System® instruments sales by $364,458. This increase is due in part to management’s implementation of an exclusive domestic distributor and the sales and training strategy focused on concentrated geographical sales effort and increased support for all customers. The domestic disposable handpiece sales increased by $349,808, or 13% due to a buying of CompuDent handpieces as a part of their exclusive distributor agreement with Milestone for the marketing and distribution of the CompuDent handpieces in the United States and Canada.  International revenue increased by $183,772. International sales of disposable handpieces increased by $222,461 or 10.4%.

Cost of products sold for the nine months ended September 30, 2013 and 2013 were $2,233,944 and $2,142,661, respectively, an increase of $91,283, or 4.3%.

Gross profit for the nine months ended September 30, 2013 and 2012 was $4,978,029 or 69%, and $4,234,913, or 66%, respectively.  Gross profit dollars in the nine months of 2013 increased by $743,116, or 18%, due to an increase in sales volume and gross profit margin in 2013 over 2012.

Selling, general and administrative expenses for the nine months ended September 30, 2013 and 2012 were $4,045,465 and $4,330,847, respectively. The decrease of $285,382 or 6.6% is primarily attributable to a decrease in marketing expenses of $57,018; a decrease in sales expenses of $155,445, increase in general and administrative (G&A) expenses of $31,694 and a decrease in salary expenses of $91,087, principally due to a shared expense compensation of approximately $60,000 related to the Medical Joint Venture.  The marketing expenses decrease is principally due to a reduction in advertising and media placement costs of $17,406, free goods and gifts by $41,360 and tradeshow attendance by $44,260 offset by the international marketing rebate program of $47,000. Milestone has decided to focus its attention to the national shows that are more focused on larger attendance by the individual as well as dental practice groups. Additionally, a large portion of our previous marketing and selling costs in the U. S. and Canada are now incurred by our exclusive STA distributor.  Sales expenses decrease by $155,445, due to an overall decrease in business travel domestic and international. Also included in the category are the costs related to our independent third party hygienists. Other general and administrative expenses increased by $31,694. Additionally, recovery of bad debt expense, $155,195, based on partial collection of previously recorded bad debt reserve for an international accounts receivable.

Research and development expenses for the nine months ended September 30, 2013 and 2012 were $177,419 and $139,176, respectively. The increase of $38,243, or 27% is primarily due to the enhancement of STA instrument.

The income from operations for the nine months ended September 30, 2013 was $755,145 and the loss from operations for nine months ended September 30, 2012 was $235,110, respectively. The $990,255, increase is explained above.

Other income is $17,543 for the nine months ended September 30, 2013. This represents the sale of tax credits under the New Jersey Technology Business Tax Certificate Program. This did not occur in 2012.

Interest expense of $53,518, relating to the converted $1.3 million line of credit into common stock in December 2009 and the $450,000 long term note payable, was charged for the nine months ended September 30, 2013, compared to $64,329 for the same period in 2012, (see Note 8 to the financials). Additionally, Milestone accrued interest expense of $14,573 and $75,945 for the overdue accounts payable balance to the instrument manufacturer at September 30, 2013 and 2012, respectively.

Loss on the Medical Joint Venture of $259,291 and $124,179 for the nine months ended September 30, 2013 and 2012, respectively, is due to development cost on the medical devices incurred by the Medical Joint Venture.

For the reasons explained above, net income for the nine months ended September 30, 2013 was $443,277 and the net loss for September 30, 2012 was $504,571, respectively. The $947,848, increase in net income is primarily a result of an increase in gross margin dollars of $743,116 offset by a decrease in selling, general and administrative expenses of $285,382; an increase in research and development expense of $38,243; other income of $17,543; a decrease in interest expense by $75,163 and the increase to non-cash Loss on the Medical Joint Venture of $135,112.

Working capital as of September 30, 2013 is a positive $1,044,204, as explained in the following liquidity and capital resources section.

Liquidity and Capital Resources

As of September 30, 2013, Milestone had cash and cash equivalents of $401,836 and a positive working capital of $1,044,204. Milestone had net income of $443,277 and a net loss of $504,571 for the nine months ended September 30, 2013 and 2012, respectively. The working capital of $1,044,204 in 2013 was the positive result of increased current assets (cash and accounts receivable) and the substantial reduction of accounts payable due to a contract manufacturer, this in spite of the continued delay in obtaining regulatory approval to sell our instruments and handpieces in China. Based on the initial purchase order from our distributor in China in 2009, Milestone ramped up purchasing of parts in anticipation of significant sales in 2010 and future years. As a result of the delay in shipping, the advances on contracts has decreased, (current and long term), at September 30, 2013 as compared to December 31, 2012. Additionally, the accounts receivable from the China distributor has been classified as current asset net of a reserve of doubtful accounts of $12,862.

The positive working capital at September 30, 2013 was $1,044,204 as compared to a negative working capital at December 31, 2012 was $775,442. The substantial improvement in working capital is $1,819,946.   The significant current asset changes are: current accounts receivable increased by $724,113, cash increased by $236,587, and inventory increased by $235,998. Current liabilities decreased by $720,864, substantially due to a reduction in the accounts payable to our contract manufacturer.

Milestone has also incurred a decrease in noncurrent advances on contracts of $298,385. Milestone continues to take positive steps to maintain adequate inventory levels and advances on contracts to maintain available inventory to meet our domestic and international sales requirements.  Cash flows from operating activities for the nine months ended September 30, 2013 and 2012 were $442,079 and 52,792, respectively.

For the nine months ended September 30, 2013, our net cash provided by operating activities was $442,079. This was attributable primarily to a net income of $443,277 adjusted for noncash items of $548,123, principally common stock and options issued for compensation, consulting and vendor services, and changes in operating assets and liabilities of $549,321.

For the nine months ended September 30, 2013, cash used in investing activities was $330,092 as compared to $25,590 for the same prior year period. The increase of $304,502 was primarily attributable to an increase of $245,237 of investment in the Medical Joint Venture.

For the nine months ended September 30, 2013, $124,600 was provided by financing activities. We issued 35,714 units at $1.40 per unit. Each unit consists of one share of common stock and one sixty day option to purchase a share of common stock at $1.40 per share. The options were not exercised. Milestone also sold 40,000 shares of common stock to two independent directors for $29,600 on their exercising of stock options. We issued 614,344 shares of common stock, valued at $860,881, or $1.40 per share, for the conversion of a note payable and accrued interest as identified in Note-8.

Milestone has incurred operating losses and negative cash flows from operating activities since its inception, except for June 30, 2009 and the nine months ended September 30, 2013. Milestone is actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of September 30, 2013, Milestone believes that it does not have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. However, if Milestone requires a need for a higher level of marketing and sales effort, or if Milestone is unable to continue generating positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that Milestone will be able to continue to achieve positive operating cash flows or that additional capital can be raised on the terms and conditions satisfactory to Milestone if at all. If additional capital is required and it cannot be raised, then Milestone would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost savings measures, any of which might negatively affect Milestone’s operating results.

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

There were no changes in Milestone’s internal control over financial reporting identified in connection with the evaluation that occurred during Milestone’s last fiscal quarter ended September 30, 2013 that have materially affected, or that are reasonably likely to materially affect, Milestone’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In the nine months ended September 30, 2013, Milestone issued total 1,008,749 shares valued at $1,337,806 as follows:

	Shares	$
Shares issued for director’s compensation	39,129	$45,000
Shares issued for employee compensation	28,628	35,625
Shares issued for conversion of notes payable & accrued interest	614,344	860,081
Shares issued for services	250,934	317,500
Exercise of stock options for directors	40,000	29,600
Sale of Common Stock	35,714	50,000
	1,008,749	$1,337,806

These issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”) and a legend restricting the sale, transfer, or other disposition of these shares other than in compliance with the Act was imprinted on stock certificates evidencing the shares.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Operating Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Operating Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

* Filed herewith

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

Date: November 12, 2013