Form 10-K
period 2013-12-31
MILESTONE SCIENTIFIC INC.
filed 2014-03-13
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑    Yes   ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑    Yes  ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑

As of June 28, 2013, the last business day of Milestone’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non – affiliates of the issuer was $15,303,014. This amount is based on the closing price of $1.35 per share of Milestone’s common stock as of such date, as reported on the OTCQB.

As of March 12, 2014 the registrant has a total of 17,780,465 shares of Common Stock, $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

MILESTONE SCIENTIFIC INC.

Form 10-K Annual Report

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Milestone to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Milestone’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Milestone. Although Milestone believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of Milestone’s early stage operations, the inclusion of such information should not be regarded as a representation by Milestone or any other person that the objectives and plans of Milestone will be achieved. Milestone undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1. Description of Business

All references in this report to “Milestone,” “us,” or “Milestone Scientific” refer to Milestone Scientific Inc. unless the context otherwise indicates. Milestone has rights to the following trademarks: CompuDent®, CompuMed®, CompuFlo®, The Wand®, The Wand Plus®, The SafetyWand®, Cool Blue Wand®, Cool Blue Tooth Whitening Instrument™, Dynamic Pressure Sensing Technology®, STA Single Tooth Anesthesia™, (STA Instrument, instruments and handpieces), Ionic White® (light emitting diode), and Ionic White™ (whitening toothpaste). Milestone was incorporated in the State of Delaware in 1989.

BUSINESS

Background

Milestone since its inception has engaged in pioneering proprietary, innovative, computer-controlled injection technologies and solutions for the medical and dental markets. Milestone has focused its energy and resources on redefining the worldwide standard of care for injection techniques by making the experience more comfortable for the patient and by reducing the anxiety and stress of administering injections for the healthcare provider.

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

Given Milestone’s experience and established brand awareness within the dental industry, it elected to focus its initial product development efforts on the integration of CompuFlo into its legacy computer-controlled dental injection instrument. As a result, Milestone developed the industry’s first solution for painlessly administering a single-tooth injection as the only injection necessary for achieving anesthesia, foregoing the need to administer a traditional nerve branch block. This new instrument, which also provides for use of a disposable handpiece, was trademarked the “STA Single Tooth Anesthesia Instrument™,” now more commonly known as the STA Instrument.

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

Initial market response to the STA Instrument following its commercial debut in February 2007 proved to be less than robust. Moreover, at that time, Milestone had granted exclusive U.S. and Canadian distribution and marketing rights for the STA Instrument to Henry Schein, Inc., the largest distributor of healthcare products and services to office-based practitioners in the combined North American and European markets. Following several months of lackluster sales and after making critical senior management changes, Milestone initiated an in-depth market study to reassess its positioning and marketing strategies for the STA Instrument. The insight gained from this study led management to redefine and implement a new messaging platform, created to emphasize key benefits that Milestone discovered are of most value to dental professionals. This new product messaging was launched in January 2008 and has remained in constant review.

In the spring of 2009, Milestone signed an Exclusive Distribution and Marketing Agreement with China National Medicines Corporation, dba Sinopharm, which is China’s largest domestic manufacturer, distributor and marketer of pharmaceuticals and importer of medical devices and the country’s largest domestic distributor of dental anesthetic carpules to the Chinese dental industry. Prior to the end of 2009, China National Medicines issued Milestone a blanket purchase order for 12,000 STA instruments and related handpieces to be delivered over 36 months, thereby marking Milestone’s initial penetration into China’s emerging dental market.

In early October 2012, the State Food and Drug Administration (SFDA) of the People’s Republic of China approved Milestone’s Single Tooth Anesthesia System® (STA System). Unfortunately, the SFDA bifurcated approval of the STA Systems from the Wand® handpieces. SFDA approval of the Wand® handpieces is expected. Therefore, shipment of STA handpieces continue to be suspended pending the approval to sell and distribute this products in China. It is expected that the approval by the appropriate Chinese regulatory body will be received.

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

In August 2013, Milestone appointed Henry Schein as is exclusive distributor in the USA and Canada for the CompuDent handpieces.

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

In July 2011, Milestone entered into a definitive joint venture agreement with Beijing 3H (Heart-Help-Health) Scientific Technology Co., Ltd. (Beijing 3H) for the development, commercialization, manufacture and marketing of epidural and intra-articular injection instruments. Milestone held a 50% interest in the joint venture and Beijing 3H, whose shareholders are a number of individuals, including a large shareholder in Milestone who is also the principal of a supplier to Milestone, Bejing 3H also held a 50% interest in joint venture.

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

In the fourth quarter of 2013, the joint venture medical company, Milestone Medical Inc. sold 2 million shares of its common stock for $1.50 per share (total of $3.0 million) in a private placement transaction in Poland. As a result of the sale, the initial joint venture partners reduced their ownership percentages in Milestone Medical Inc. to 45.5% respectively.

Product Platform

Milestone has developed and brought to market a highly differentiated portfolio of industry innovations. Thus far, Milestone’s proprietary solutions have succeeded in elevating the standard of care in the professional dental arena. The product portfolio includes:

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

Medical Instrument for Joint Venture

In July 2011, we entered into a definitive joint venture agreement with Beijing 3H (Heart-Help-Health) Scientific Technology Co., Ltd. (Beijing 3H) for the development, commercialization, manufacture and marketing of epidural and intra-articular injection instruments. Milestone Scientific held a 50% interest in the joint venture and Beijing 3H together with a number of individuals, including a large shareholder in Milestone who is also the principal of a supplier to Milestone, Bejing 3H also held a 50% interest in the joint venture.

In the fourth quarter or 2013, the joint venture medical company, Milestone Medical Inc issued 2 million shares of its common stock for $1.50 per share (total of $3.0 million) in a private placement transaction in Poland. As a result of the transaction, the initial joint venture partners reduced their ownership percentages in Milestone Medical Inc to 45.5 percent respectively. Milestone recorded a $1,363,650 Gain on the Dilutive Effect of these additional shares issued by Milestone Medical Inc.

Competition

Milestone’s proprietary, patented Computer-Controlled Local Anesthesia Delivery (C-CLAD) instruments compete with disposable and reusable syringes that generally sell at lower prices and that use established and well-understood methodologies in both the dental and medical marketplaces.

Milestone’s instruments compete on the basis of their performance characteristics and the benefits provided to both the practitioner and the patient. Clinical studies have shown that the instruments reduce fear, pain and anxiety for many patients, and Milestone believes that they can reduce practitioner stress levels, as well. Milestone’s newest product introduction, the STA Instrument, can be used for all dental injections that can be performed with a traditional dental syringe. Moreover, the STA Instrument can also be used for new and modified dental injection techniques that cannot be performed with traditional syringes. These new techniques allow for faster procedures shortening chair-time, minimizing the numbing of the lips and facial muscles, enhancing practice productivity, reducing stress and virtually eliminating pain and anxiety for both the patient and the dentist.

Milestone faces intense competition from many companies in the medical and dental device industry, possessing substantially greater financial, marketing, personnel, and other resources. Most competitors have established reputations, stemming from their success in the development, sale, and service of competing dental products. Further, rapid technological change and research may affect the products. Current or new competitors could, at any time, introduce new or enhanced products with features that render the products less marketable or even obsolete. Therefore, Milestone must devote substantial efforts and financial resources to improve existing products, bring products to market quickly, and develop new products for related markets. In addition, the ability to compete successfully requires that Milestone establish an effective distribution network and with a strong marketing plan. Historically, Milestone has been unsuccessful in executing the marketing plans for the products, primarily due to resource constraints. New products must be approved by regulatory authorities before they may be marketed. Milestone cannot assure you that it can compete successfully; that competitors will not develop technologies or products that render the products less marketable or obsolete; or, that Milestone will succeed in improving the existing products, effectively develop new products, or obtain required regulatory approval for those products.

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

During the 2013 and 2012 fiscal years, Milestone expensed $191,345 and $181,979, respectively, on research and development activities. The higher costs incurred in 2013 were primarily associated with the continued development of the Single Tooth Anesthetic (STA) delivery instrument and continuing efforts on developing medical products utilizing the CompuFlo technology.

Milestone relies on a combination of patent, copyright, trade secret, and trademark laws and employee and third party nondisclosure agreements to protect intellectual property rights. Despite the precautions taken by Milestone to protect the products, unauthorized parties may attempt to reverse engineer, copy, or obtain and use products and information that Milestone regarded as proprietary, or may design products serving similar purposes that do not infringe on Milestone’s patents. Milestone’s failure to protect its proprietary information and the expenses of doing so could have a material adverse effect on the operating results and financial condition.

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

As of March 12, 2014, China National Medicines has not received the appropriate registration approval from the regulatory body in China, therefore, shipment of STA handpieces continue to be suspended pending the approval to sell and distribute this product in China. It is expected that the approval by the appropriate Chinese regulatory body will be received.

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

Product Liability

Failure to use any of the products in accordance with recommended operating procedures could potentially result in health hazards or injury. Failures of the products to function properly could subject Milestone to claims of liability. Milestone maintains liability insurance in an amount that Milestone believes is adequate. However, there can be no assurance that the insurance coverage will be sufficient to pay product liability claims brought against Milestone. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on Milestone.

Employees

On December 31, 2013, Milestone had a total of 9 employees, consisting of two executive officers, a director of International and Professional Relations, a director of engineering, an international sales manager, two customer service representatives, a staff accountant, and an administrative manager. Milestone also has a consultant who serves as a Director of Clinical Affairs.

Item 1A. CERTAIN RISK FACTORS THAT MAY AFFECT GROWTH AND PROFITABILITY

The following factors may affect the growth and profitability of Milestone and should be considered by any prospective purchaser or current holder of Milestone’s securities:

Milestone does not have a consistent history of profitable operations. Continuing losses could exhaust capital resources and force us to discontinue operations.

For the years ended December 31, 2013 and 2012, revenues were approximately $10 million and $8.6 million, respectively. Milestone has a net income of approximately $1,465,000 for year ended December 31, 2013 and a net loss of approximately $870,000 for year ended December 31, 2012. In addition, Milestone has had losses for each year since the commencement of operations with the exception of 2013. Milestone had an accumulated deficit of approximately $60 million. At December 31, 2013, Milestone had cash and cash equivalents $1,147,198 and a working capital of $2,344,135. The positive working capital increase of $3,119,877 in 2013 as compared to 2012 is due to Milestone’s increase in current assets (cash and accounts receivable) and a substantial reduction in accounts payable. Milestone borrowed $450,000 in 2008 from a shareholder. This note and the related accrued interest was converted to common stock on August 8, 2013. Milestone management is examining all areas of the business to manage our cash flow. Milestone business in China is still suspended, pending regulatory approval of our STA handpieces. In 2012, our distributors in China received regulatory approval for the importation of STA instruments. Obtaining such regulatory approval was not a condition of the purchase order and sale with the distributor in China. As a result of this delay, the advance to the contract manufacturer has been allocated between current and long term. Milestone is actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses.

As of December 31, 2013, Milestone believes that it may not have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. If Milestone requires a need for a higher level of marketing and sales effort, or if Milestone is unable to continue to generate positive cash flows from its operating activities, it will need to raise additional capital. There is no assurance that Milestone will be able to continue to generate positive operating cash flows or that additional capital can be raised on the terms and conditions satisfactory to Milestone, if at all. If additional capital is required and it cannot be raised, then Milestone would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost savings measures, any of which might negatively affect Milestone’s operating results.

Milestone’s recurring losses raise substantial doubt about its ability to continue as a going concern.

Milestone cannot become successful unless it gains greater market acceptance for its products and technology.

As with any new technology, there is substantial risk that the marketplace will not accept the potential benefits of this technology or be unwilling to pay for any cost differential with the existing technologies. Market acceptance of CompuDent, STA Instrument, the SafetyWand, CompuMed and CompuFlo depends, in large part, upon the ability to educate potential customers of the product’s distinctive characteristics and benefits and will require substantial marketing efforts and expense. More than 37,000 instruments of the STA Instrument and its predecessors have been sold worldwide since 1998. Since being introduced to market in February 2007, more than 10,000 instruments of the STA Instrument have been sold. Milestone cannot assure that its current or proposed products will be accepted by practitioners or that any of the current or proposed products will be able to compete effectively against current and alternative products.

Milestone’s limited distribution channels must be expanded in order to become successful.

Future revenues depend on Milestone’s ability to market and distribute its computer-controlled injection products successfully. In November 2012, Milestone signed an exclusive distributor and marketing company to sell and distribute the STA instruments and the U.SA and Canada. Abroad, Milestone lacked appropriate distribution in many markets. In April 2010, Milestone hired an International Sales Director to improve sales effort outside the USA. To be successful, Milestone will need to engage additional distributors, provide for their proper training and ensure adequate customer support. Milestone cannot assure that it will be able to hire and retain an adequate sales force or engage suitable distributors, or that the sales force or distributors will be able to successfully market and sell the products.

In early October 2012, the State Food and Drug Administration (SFDA) of the People’s Republic of China approved Milestone’s Single Tooth Anesthesia System® (STA System). Unfortunately, the SFDA bifurcated approval of the STA Systems from the Wand® handpieces. SFDA approval of the Wand® handpieces is expected in the coming months.

Milestone depends on two principal manufacturers. If Milestone cannot maintain its existing relationships or develop new ones, it may have to cease operations.

Milestone has informal arrangements with the manufacturer of the STA Instrument, CompuDent and CompuMed instruments and with one of the principal manufacturers of the handpieces, for those items, respectively. Pursuant to the informal arrangements, they manufacture these products under specific purchase orders without minimum purchase commitment. However, in November 2009, Milestone issued a purchase order to Tricor Systems Inc to manufacture 12,000 STA Instruments, over the following three years. Milestone has a manufacturing agreement with one of the principal manufacturers, which is a related party, of its handpieces pursuant to which they manufacture products under specific purchase orders but without minimum purchase commitments. Milestone has been supplied by the manufacturer of the STA Instrument, CompuDent and CompuMed since the commencement of production in 1998, the manufacturer of its handpieces since 2003. However, termination of the manufacturing relationship with any of these manufacturers could significantly and adversely affect the ability to produce and sell the products. Though other alternate sources of supply for handpieces exist, Milestone would need to recover its existing tools or have new tools produced to establish relationships with new suppliers. Establishing new manufacturing relationships could involve significant expense and delay. Any curtailment or interruptions of the supply, whether or not as a result or termination of the relationship, would have an adverse affect.

Milestone may be subject to product liability claims that are not fully covered by insurance and that could put Milestone under financial strain.

Milestone could be subject to claims for personal injury from the alleged malfunction or misuse of the dental and medical products. While Milestone carries liability insurance that is believed to be adequate, Milestone cannot assure that the insurance coverage will be sufficient to pay such claims should they be successful. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on Milestone.

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

The market price of Milestone’s common stock has been volatile and may continue to fluctuate significantly because of various factors, some of which are beyond Milestone’s control.

Milestone’s stock price has been extremely volatile, fluctuating over the last two years between $0.25 and $1.95. The market price of common shares could continue to fluctuate significantly in response to a variety of factors, some of which may be beyond Milestone’s control.

Milestone is controlled by a limited number of shareholders.

Milestone’s principal shareholders, Leonard Osser and K. Tucker Andersen, beneficially own 34% of the issued and outstanding shares of common stock. As a result, they have the ability to exercise substantial control over Milestone’s affairs and corporate actions requiring shareholder approval, including electing directors, selling all or substantially all of the assets, merging with another entity or amending its certificate of incorporation. This de facto control could delay, deter or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for Milestone’s securities.

Future sales or the potential for sale of a substantial number of shares of Milestone’s common stock could cause the trading price of common stock and warrants to decline and could impair Milestone’s ability to raise capital through subsequent equity offerings.

Sales of a substantial number of shares of Milestone’s common stock in the public markets, or the perception that these sales may occur, could cause the market price of the stock to decline and could materially impair its ability to raise capital through the sale of additional equity securities. At December 31, 2013, Milestone had outstanding options to purchase 1,657,831 shares of common stock at prices ranging from $0.24 to $1.74 per share with a weighted average exercise price of $0.97. Holders of these options are given the opportunity to profit from a rise in the market price of the common stock and are likely to exercise their securities at a time when Milestone would be able to obtain additional equity capital on more favorable terms. Thus, the terms upon which Milestone will be able to obtain additional equity capital may be adversely affected, since the holders of outstanding options and warrants can be expected to exercise them at a time when Milestone would, in all likelihood, be able to obtain any needed capital on terms more favorable than the exercise terms provided by such outstanding securities. The market price of the common shares has been volatile and may continue to fluctuate significantly because of various factors, some of which are beyond Milestone’s control.

Implementation of procedures to comply with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be so costly that compliance could have an adverse effect on Milestone.

The Management of Milestone has assessed the effectiveness of internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Milestone complied with Sarbanes-Oxley requirements to include in the annual report a management report on the effectiveness of the internal control over financial reporting. In 2005, Milestone hired an outside consultant to assist with the development and implementation of the necessary internal controls and reporting procedures. In 2013 and 2012, Milestone utilized the outside consultant on a quarterly basis to review compliance with the internal controls over financial reporting. This expense amounted to $9,500 and $14,000 in 2013 and 2012, respectively and the cost is expected to continue in 2014.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property

The headquarters for Milestone is located at 220 South Orange Avenue, Livingston, New Jersey which consists of approximately 6,300 square feet of office space. Milestone leases its headquarters at a monthly cost of $6,942, which it believes to be competitive and the lease term expires on June 30, 2014. The leased office space is in good condition. A third party distribution and logistics center in Pennsylvania handles shipping and order fulfillment on a month-to-month basis.

Milestone does not own or intend to invest in any real property. Milestone currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

At the present time, Milestone is not involved in any material litigation.

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

Common Stock

The following table sets forth the high and low sales prices of the Common Stock

	HIGH	LOW
2013
First Quarter	$1.65	$1.00
Second Quarter	$1.35	$1.00
Third Quarter	$1.40	$1.10
Fourth Quarter	$1.95	$1.25
2012
First Quarter	$0.68	$0.33
Second Quarter	$0.55	$0.25
Third Quarter	$0.65	$0.31
Fourth Quarter	$1.45	$0.52

Holders

According to the records of the transfer agent, there were approximately 144 and 145 shareholders of record of the common stock as of December 31, 2013 and 2012, respectively. However, Milestone believes that there are approximately 1,800 beneficial owners of Milestone’s common stock at December 31, 2013 and 2012, respectively.

Dividends

The holders of Milestone’s Common Stock are entitled to receive such dividends as may be declared by Milestone’s Board of Directors. Milestone has not paid and does not expect to declare or pay any dividends in the foreseeable future.

For information regarding securities authorized under the equity compensation plan, see Item 12.

Sales of Unregistered Securities

See NOTE J – STOCKHOLDERS’ EQUITY, to the financial statements for the issuance of unregistered securities.

These issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the "Act") and a legend restricting the sale, transfer, or other disposition of these shares other than in compliance with the Act was imprinted on stock certificates evidencing the shares.

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

STA Instrument Growth

Since its market introduction in early 2007, the STA Instrument and a prior computerized controlled local anesthesia delivery products have been used to deliver over 49 million safe, effective and comfortable injections. The instrument has also been favorably evaluated in numerous peer-reviewed, published clinical studies and associated articles. Moreover, there appears to be a growing consensus among users that the STA Instrument is proving to be a valuable and beneficial instrument that is positively impacting the practice of dentistry worldwide.

Global Distribution Network

United States and Canadian Market

In August 2013, Milestone entered an exclusive distributor agreement (beginning October 1, 2013), with Henry Schein, for the sale and distribution of the CompuDent handpieces in the United States and Canada.

In July 2013, Milestone entered a strategic partnership with the largest provider of specialty sales and distribution solutions for healthcare. During the three year strategic partnership, the distributor will hold the exclusive rights to market, resell, label and distribute Milestone’s CompuFlo injection technology for use in epidural application for childbirth and other pain management needs in the U.S. hospital sector.

In November 2012, Milestone entered an exclusive distribution and marketing agreement with a well known U.S. domestic manufacturer and distributor, for the sale and distribution of the STA instruments and handpieces in the United States and Canada.

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

As of December 13, 2013, Milestone Scientific has not received the appropriate registration approval from the regulatory body in China. It is expected that the approval by the appropriate Chinese regulatory body will be received by 2014.

Shortly before the end of the second quarter 2009, we announced that we were refining our international marketing strategy to gain greater access to and penetration of the international dental markets for the STA Instrument, CompuDent and related disposable handpieces. The new sales strategy provides for increasing hands-on oversight and support of our existing international distribution network, while also attracting new distributors throughout Europe, Asia and South America. To assist in this endeavor, Milestone added in the spring of 2010 an International Sales Director to focus on growth of our products outside the USA and Canada.

In July 2011, we entered into a definitive joint venture agreement with Beijing 3H (Heart-Help-Health) Scientific Technology Co., Ltd. (Beijing 3H) for the development, commercialization, manufacture and marketing of epidural and intra-articular injection medical instruments. Milestone Scientific held a 50% interest in the joint venture and Beijing 3H held a 50% interest (the

“Medical Joint Venture”), The Beijing 3H shareholders include a large shareholder in Milestone who is also the principal of a supplier to Milestone.

Milestone contributed an exclusive worldwide royalty-free license to use its patents as they pertain to these two instruments and disposables only to the Medical Joint Venture. Beijing 3H and its shareholders contributed $1.5 million to the joint venture to enable the joint venture to design and develop two commercial instruments and related disposables using Milestone’s CompuFlo® technology. Milestone will have distribution responsibility in the U.S. and Canada while Beijing 3H will distribute products exclusively in the People’s Republic of China, Macao, Hong Kong and other regions of Asia. As of December 31, 2013, the Medical Joint Venture and the development project is ongoing and nearing the completion of the two medical instruments.

In November 2013, our then fifty (50) percent owned medical joint venture, Milestone Medical Inc., issued 2 million shares of Milestone Medical’s common stock at $150 per share, total ($3.0 million) in a private placement in Poland. The consummation of the private placement provided for the admission of the Milestone Medical common stock for trading on a platform maintained by the Warsaw Stock Exchange. As a result of this transaction, Milestone now owns approximately forth-five (45.5%) percent (post-transaction) of Milestone Medical Inc and Milestone recorded a $1,363,650 Gain on the Dilutive Effect of these additional shares issued by Milestone Medical Inc.

In the fourth quarter of 2012, Milestone wrote off its investment in a German Distributor, $76,319, (cost basis) due to its continued low performance and continued losses.

The following table shows a breakdown of Milestone’s product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Years Ended December 31,
	2013		2012
DOMESTIC
Instruments	$1,221,589	23.1%	$843,837	19.4%
Handpieces	3,958,548	74.7%	3,397,193	78.2%
Other	119,415	2.2%	102,776	2.4%
Total Domestic	$5,299,552	100.0%	$4,343,806	100.0%
INTERNATIONAL
Instruments	$1,450,436	30.8%	$1,302,919	30.3%
Handpieces	3,336,262	70.8%	2,946,828	68.5%
Other	(74,830)	-1.6%	54,689	1.2%
Total International	$4,711,868	100.0%	$4,304,436	100.0%
DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$5,299,552	52.9%	$4,343,806	50.2%
International	4,711,868	47.1%	4,304,436	49.8%
Total Product Sales	$10,011,420	100.0%	$8,648,242	100.0%

Milestone earned gross profit of 68% and 65% in the years ended December 31, 2013 and 2012, respectively. However, the revenues and related gross profits have not been sufficient to support overhead, new product introduction and research and development expenses. Although Milestone anticipates expending funds for research and development in 2014, these amounts will vary based on the operating results for each quarter. Milestone has incurred annual operating losses and negative cash flows from operating activities since its inception, except for 2013. Milestone, at December 31, 2013, believes that it may not have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. Milestone is actively pursuing the continued generation of positive cash flows from operating activities through increase in revenue, assessment of current contracts and current negotiations. There is no assurance that Milestone will be able to continue positive operating cash flows or that additional capital raised on terms and conditions satisfactory to Milestone, if at all. If additional capital is required and it cannot be raised, then Milestone would be forced to curtail its development activities, reduce marketing for existing dental products or adopt other cost saving measures, any of which might negatively affect Milestone’s operating results.

In 2014, Milestone plans to further support increased sales and marketing activity through our newly appointed exclusive distributor of the STA instruments and handpieces in the U.S. and Canada and utilization of independent hygienists’ for training individual practitioners and group practices domestically, refined and directed advertising to dental professionals, and support and broaden our global distribution network.

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

In August 2013, Milestone appointed Henry Schein as its exclusive distributor in the USA and Canada for the CompuDent handpieces.

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

Milestone provided the exclusive worldwide royalty-free license to Milestone Medical Inc. for the use of Milestone’s patients as using to develop two medical instruments in 2011. In return for the license, Milestone originally received a 50% interest in Milestone Medical Inc.

Summary of Critical Accounting Policies and Significant Judgments and Estimates

Milestone’s discussion and analysis of the financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles, generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Milestone evaluates its estimates, including those related to accounts receivable, inventories, stock-based compensation and contingencies. Milestone bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

While significant accounting policies are more fully described in Note B to the financial statements included elsewhere in this report, Milestone believes that the following accounting policies and significant judgments and estimates are most critical in understanding and evaluating the reported financial results.

Accounts Receivable

The realization of Accounts Receivable current and long-term will have a significant impact on Milestone. The criteria used by management to evaluate the adequacy of the allowance for doubtful accounts included, among others, credit worthiness of the customer, current trends, prior payment performance, the age of the receivables and Milestone’s overall historical experience.

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

Investment in Medical Joint Venture

Milestone has entered into a Medical Joint Venture with a third party for the development and commercialization of two medical products. Milestone owns 45.5 percent at December 31, 2013 and 50 percent at December 31, 2012 of the joint venture and has recorded its investment on the equity basis of accounting. Milestone’s proportionate share of expenses incurred by the Joint Venture is charged to the Statement of Operations and adjusted against the Investment in Medical Joint Venture.

Impairment of Long-Lived Assets

The long lived assets of Milestone, principally patents and trademarks are the base features of the business. Milestone reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. The carrying value of the asset is evaluated in relation to the operating performance and future undiscounted cash flows of the underlying assets.

Revenue Recognition

Revenue from product sales is recognized net of discounts and allowances to domestic distributors on the date of shipment for essentially all shipments, since the shipment terms are FOB warehouse. Milestone will recognize revenue on date of arrival of the goods at the customer’s location where shipments are FOB destination. Shipments to international distributors are FOB the warehouse and revenue is therefore recognized on shipment. In both cases the price to the buyer is fixed and the collectability is reasonably assured. Further, Milestone has no obligation on these sales for any post installation, set-up or maintenance, these being the responsibility of the buyer. Milestone’s only obligation after sale is the normal commercial warranty against manufacturing defects if the alleged defective unit is returned within the warranty period.

Results of Operations

The following table sets forth for the consolidated results of operations for the year ended December 31, 2013 compared to 2012 as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results:

	Years Ended
	December 31, 2013		December 31, 2012
Total revenue	$10,011,420	100%	$8,648,242	100%
Cost of products sold	3,198,908	32%	3,055,991	35%
Gross Profit	6,812,512	68%	5,592,251	65%
Selling, general and administrative expenses	5,534,463	55%	5,930,625	69%
Research and development expenses	191,345	2%	181,979	2%
Operating expenses	5,725,808	57%	6,112,604	71%
Income (loss) from operations	1,086,704	11%	(520,353)	-6%
Total other expense	378,226	4%	(349,952)	-4%
Income (loss)	1,464,930	15%	(870,306)	-10%
Provision for Income Tax	-	-	-	-
Net Income (loss)	$1,464,930	15%	(870,306)	-10%

Year ended December 31, 2013 compared to year ended December 31, 2012

Total revenues for the twelve months ended December 31, 2013 and 2012 were $10,011,420 and $8,648,242, respectively. The total increase in product sales is $1,363,178 or 16%. Domestic revenue increased by $955,746, or 22% and represents approximately 70% of the total revenue increases for Milestone. Of the increase, $561,355 represented increased handpiece revenues. This increase is principally due to an arrangement with Henry Schein as the exclusive distributor in the USA and Canada for the CompuDent handpieces that was finalized the second half of 2013. Domestic instrument sales, principally STA instrument sales, was the result of marketing efforts by an exclusive distributor for the product line.

Internationally, the overall revenue for this segment increased by $407,432, or 10% over 2012. The principal driver for the increase was handpiece sales, which increased by $389,434. The CompuDent handpieces continued to have a substantial market share of the total handpieces on an international basis, even though our CompuDent instrument sales have been curtailed. Internationally, the STA instruments revenue is growing steadily and our STA handpieces business is increasing at a faster rate than the instrument sales.

Cost of products sold for the years ended December 31, 2013 and 2012 were $3,198,908 and $3,055,991, respectively. The $142,917, or 5% increase in product cost is primarily due to a write off of advance to contract manufacturer for STA and CompuDents materials of $60,000 and $135,535, in 2013 and 2012, respectively, offset by lower production costs of the STA instruments.

Milestone generated a gross profit of $6,812,512 or 68% in 2013 as compared to a gross profit of $5,592,251 or 65% in 2012. The total dollar increase in gross profit was $1,220,261 in 2013 over 2012.

Selling, general and administrative expenses for the years ended December 31, 2013 and 2012 were $5,534,463 and $5,930,625, respectively. The decrease of $396,162, approximately 7%, was included in all areas of expense categories. Marketing expenses decreased by $97,047 as Milestone reduced its individual corporate expense in trade shows and advertising periodicals in the

USA, since our exclusive STA distributor provided these services in the domestic market. Selling expenses decreased by $143,306, with a more limited exposure of corporate personnel and third party field hygienists focusing their attention on dental groups and dental schools. The higher volume of traveling expenses in this category, for individual dentist office calls has been transferred to our exclusive distributor. Payroll expenses decreased by $123,150 overall for this expense category principally due to the sharing of corporate personnel (expense transfer) to our Medical Joint Venture affiliate. Other expenses decreased by $33,502, principally due to a reversal of $100,700 of bad debt reserve. The reserve was established in 2010 for the sale of STA instruments to a distributor in China. As of December 31, 2013, the entire accounts receivable has been collected and the reserve is fully reversed.

Research and development expenses for the years ended December 31, 2013 and 2012 were $191,345 and $181,979, respectively, a decrease of $9,366.

The income from operations for the year ended December 31, 2013 was $1,086,704 and loss from operations for the year ended December 31, 2012 was $520,353, respectively. The $1,607,057 or 309% increase in income from operations, is mainly attributable to an increase in gross profit of $1,220,261 and a decreased operating expenses of $386,796.

Interest expense of $53,518, relating to the converted $1.3 million line of credit into common stock in December 2009 and the $450,000 long term note payable, was charged for the twelve months ended December 31, 2013, compared to $87,016 for the same period in 2012, (see Note I to the Financial Statements). Additionally, Milestone accrued interest expense of $14,573 and $86,270 for the overdue accounts payable balance to the instrument manufacturer at December 31, 2013 and 2012, respectively.

The loss on earnings from the Medical Joint Venture, $924,363 in 2013, of which $509,803 is from 2013 operations and $414,560 is from suspended losses in 2012 and prior years, relate to the development of two medical instruments. This loss is not a cash drain on Milestone, since the Joint Venture partner contributed the cash for the development project. The loss on earnings from the Education Joint Venture is $7,918 in 2013.

In 2013, Milestone recognized a Gain on Dilutive Effect on its share in the Medical Joint Venture. As a result of the issuance of 2 million shares by Milestone Medical Inc., (joint venture), Milestone’s overall ownership percentage was reduced to 45.5% from originally 50%. The dilution in ownership percentage in accordance with the equity method of accounting resulted in recognized gain, (treated as if the reduced ownership shares were sold). As a result of the accounting, Milestone recognized a gain of $1,363,650.

For the reasons explained above, the net income for the year ended December 31, 2013 was $1,464,930 as compared to the net loss for the year ended December 31, 2012 was $870,306. The $2,335,236 or 268%, increase in net income is primarily a result of an increase in gross profit of $1,220,261 as a result of higher sales volume, complimented by a significant decrease in Selling, General and Administrative and Research and Development expenses of $384,796 and the decrease in other expense of $728,178.

Liquidity and Capital Resources

As of December 31, 2013, Milestone had cash and cash equivalents of $1,147,198 and a working capital of $2,344,135.  Milestone had net income of $1,464,930 for the year ended December 31, 2013 and a net loss of $870,306 for the year ended December 31, 2012, respectively. The working capital of $2,344,135 in 2013 was the positive result of increased current assets (cash and accounts receivable) and the substantial reduction of accounts payable due to contract manufacturer, this in spite of the continued delay in obtaining regulatory approval to sell our instruments and handpieces in China. Based on the initial purchase order from our distributor in China in 2009, Milestone ramped up purchasing of parts in anticipation of significant sales in 2010 and future years. At December 31, 2013, advance to contract manufacturers decreased, (current and long term), as compared to December 31, 2012 through payment of the outstanding long term liability.

Current accounts receivable increased by $553,874, due to a large billing month in December 2013  over 2012, inventories increased by $683,091 particularly in handpieces, to provide a safety stock of these items to meet our end user needs. Also, cash increased by $981,949 for operations. Current liabilities decreased by $739,064, principally due to a decrease in accounts payable by $316,226 and accrued interest on notes payable of $356,563. The decrease in accrued interest on notes payable is due to the August 2013 conversion of the then $450,000 notes payable and accrued interest as of that date. (See Note I on the Financial Statements.)

Milestone has also decreased noncurrent advances to a contract manufacturer of $769,603. Milestone continues to take positive steps to maintain adequate inventory levels and advances to contract manufacturers to maintain available inventory to meet our domestic and international sales requirements. Milestone had net income of $1,464,930 for the year ended December 31, 2013 and a net loss of $870,306 for the year ended 2012.  Cash flows from operating activities for the year ended December 31, 2013 was a positive $1,258,736 and for the year ended December 31, 2012 was a negative $49,718. The significant increase in net cash provided in operations, is a substantial improvement over prior years.

Milestone entered a Medical Joint Venture agreement with a third party in 2011, for the development and commercialization of two medical instruments. Milestone invested an additional $75,000 into this Medical Joint Venture in 2013. Additionally, based on the joint venture agreement, Milestone financed the development and legal fees for FDA regulations in the USA ($409,828) in 2013. Milestone recorded a $1,363,650 Gain on the Dilutive Effect of these additional shares issued by Milestone Medical Inc. (See Note F to the Financial Statements.)

Milestone borrowed $450,000 from a shareholder in 2008 and issued a $450,000 promissory note to the same shareholder. In December 2008 and again in June 2011, Milestone refinanced the $450,000 note, extending the due date to January 3, 2014. The $450,000 Note is classified as a Long Term Note Payable on the Balance Sheet at December 31, 2012. In 2013, Milestone issued 613,644 shares ($1.40 per share) of common stock on conversion of $860,081 of principal and interest outstanding on the debt. (See Note I to the Financial Statements.)

For the year ended December 31, 2013, net cash provided in operating activities was $1,258,736. This was attributable primarily to a net income of $1,464,930 adjusted for noncash items of $433,617 and decrease in changes in operating assets and liabilities of $639,811.  The increase in noncash items in 2013 as compared to 2012 is principally due to the increase in shares issued for compensation of $403,522 in 2013, loss on earnings for medical joint venture of $924,363 and the Gain on Dilutive Effect on Joint Venture – Medical of $1,363,650 (2013).

For the years ended December 31, 2013 and 2012, Milestone used $561,387 and $31,357, respectively, in investing activities, primarily attributable to legal fees related to payment for patent rights and joint venture activities.

Milestone has incurred annual operating losses and negative cash flows from operating activities since its inception, except year ended December 31, 2013. Milestone is actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of December 31, 2013, Milestone believes that it may not have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. However, if Milestone requires a higher level of marketing and sales effort, or if Milestone is unable to continue generating positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that Milestone will be able to continue to achieve positive operating cash flows or that additional capital can be raised on the terms and conditions satisfactory to Milestone if at all. If additional capital is required and it cannot be raised, then Milestone would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost savings measures, any of which might negatively affect Milestone’s operating results.

Milestone’s recurring losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

Milestone does not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to the financial position or results of operations.

Contractual Obligations

The impact of the contractual obligations at December 31, 2013, expected on the liquidity and cash flows in future periods, is as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years
Operating lease obligations	41,653	41,653	-	-
Purchase obligations (1)	2,013,108	1,505,335	507,773	-
Total	$2,054,761	$1,546,988	$507,773	$-
(1)	Purchase obligations include agreements for the purchase of instruments and handpieces.

The agreements are referred as purchase orders.

Recent Accounting Pronouncements

See “Note B - Summary of Significant Accounting Policies” to the financial statements for explanation of recent accounting pronouncements impacting Milestone.

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Milestone’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Milestone’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, Milestone’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2013 are effective to ensure that information required to be disclosed in the reports Milestone files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Milestone’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Milestone management assessed the effectiveness of its instrument of internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment and the criteria set forth by COSO, management believes that Milestone maintained effective internal control over financial reporting as of December 31, 2013.

There have been no changes in Milestone’s internal control over financial reporting identified in connection with the evaluation that occurred during Milestone’s last fiscal quarter ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, Milestone’s internal controls over financial reporting.

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

The current executive officers and directors of Milestone and their respective ages as of March 12, 2014 are as follows:

NAME	AGE	POSITION	DIRECTOR SINCE
Leslie Bernhard (2)	70	Chairman of the Board and Director	2003
Leonard A. Osser	66	Chief Executive Officer and Director	1991
Joseph D’Agostino	62	Chief Financial Officer and Chief Operating Officer
Pablo Felipe Serna Cardenas (1)	38	Director	2006
Leonard M. Schiller(1)(2)	72	Director	1997

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

Key Personnel

The following are the names of individuals who are not executive officers of Milestone but are deemed key personnel of Milestone, their respective ages and positions as of March 12, 2014:

NAME	AGE	POSITION
Eugene Casagrande, D.D.S.	70	Director of Professional Relations
Mark Hochman, D.D.S.	56	Director of Clinical Affairs

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

Leonard Osser, Chief Executive Officer

Mr. Osser has been Milestone’s Chief Executive Officer and a director since September 2009. Prior to that, he served as Milestone’s Chairman from 1991 until September of 2009, and during that time, from 1991 until 2007, was also Chief Executive Officer of Milestone. In September 2009, he resigned as Chairman of Milestone, but remained a director, and assumed the position of Chief Executive Officer. From 1980 until the consummation of Milestone’s public offering in November 1995, Mr. Osser was primarily engaged as the principal owner and Chief Executive Officer of U.S. Asian Consulting Group, Inc., a New Jersey-based provider of consulting services specializing in distressed or turnaround situations in both the public and private markets. Mr. Osser’s knowledge of our business and background with us since 1980 provides the Board with valuable leadership skills and insight into our business.

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

Dr. Eugene Casagrande, Director of International & Professional Relations

Since 1998, Dr. Casagrande has served as Director of International and Professional Relations, charged with pursuing a broad range of clinical and industry-related strategic business opportunities for Milestone. He has also lectured both nationally and internationally at over 35 dental schools and in over 22 countries on Computer-Controlled Local Anesthesia Delivery. Dr. Casagrande is past president of the California State Board of Dentistry and the Los Angeles Dental Society and is a Fellow of the American and International Colleges of Dentists and has served on the faculty of the University of Southern California, School of Dentistry.

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

The nominating and corporate governance committee has dual responsibilities. The nominating and corporate governance committee will assist the board by identify and recommending individuals qualified to become member of the board. Additionally, the committee will evaluate the size and composition of the board and its members, reviewing governance issues and making recommendations to the board regarding possible changes and reviewing and monitoring compliance with the code of ethics and insider trading policy.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and person who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnish to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and director were complied with during the fiscal year ended December 31, 2013.

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

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2013 and 2012 by (i) Milestone’s CEO and (ii) the CFO, who is the most highly compensated executive officer other than the CEO who was serving as an executive officer at the end of the 2013 fiscal year and whose salary as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”).

SUMMARY OF COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	YEAR	Salary	Bonuses		Other Compensation		Option Awards (2)	Total
Leonard A. Osser
Chief Executive Officer	2013	$300,000	$200,000	(1)	$42,149	(1)	$400,000	$1,142,149
	2012	$300,000	$400,000	(1)	$29,831	(1)	$100,000	$629,831

Joseph D’Agostino	2013	$171,600	$50,000	(3)	$33,012	(3)	$100,000	$354,612
Chief Financial Officer	2012	$171,600	$50,000	(3)	$29,609	(3)	$100,000	$351,209

(1)

Payment of $400,000 and $200,000 of the bonuses for the years ended December 31, 2013 and 2012, respectively, of which $200,000 and $100,000 have been deferred and will be paid in common stock upon the termination of his employment with Milestone in accordance with the terms of his employment agreement. The remaining balance of $200,000 for the 2013 bonus will be paid during 2014 and $100,000 for the 2012 bonus has been paid in 2013. Other compensation represents payments made for personal use of corporate apartment in China, health insurance coverage and car allowance.

(2)

The amounts in this column reflect the fair value of the options at date of grant. For details used in the assumption calculating the fair value of the option reward, see Note B to the Financial Statements for the year ended December 31, 2013 and 2012, which is located on pages F-7 through F-11 of this Report. Compensation cost is generally recognized over the vesting period of the award. See the table below entitled “Outstanding Equity Awards at December 31, 2013.

(3)

Payment of the bonuses have been deferred and will be paid in common stock upon the termination of his employment with Milestone in accordance with the terms of his employment agreement. Other compensation represents payments made for health insurance coverage and car allowance.

Employment Contracts

As of September 1, 2009, Milestone entered into a five-year employment agreement with Leonard Osser as its Chief Executive Officer. The term of the 2009 agreement is automatically extended for successive one-year periods unless prior to August 1 of any year, either party notifies the other that he or it chooses not to extend the term. Under the 2009 agreement, the CEO receives base compensation of $300,000 per year. In addition, the CEO, may earn annual bonuses up to an aggregate of $400,000, payable one half in cash and one half in common stock, contingent upon achieving targets set for each year by the Compensation Committee of the Board of Directors . In addition, if in any year of the term of the agreement the CEO earns a bonus, he shall also be granted five-year stock options to purchase twice the number of bonus shares earned. Each such option is to be exercisable at a price per share equal to the fair market value of a share on the date of grant (110%) of the fair market value if the CEO is a 10% or greater stockholder on the date of grant). The options shall vest and become exercisable to the extent of one-third of the shares covered at the end of each of the first three years following the date of grant, but shall only be exercisable while the CEO is employed by Milestone or within 30 days after the termination of his employment. In 2012 the CEO waived the option component of his bonus for that year.

In accordance with the employment contract, 1,306,716 shares of common stock are to be paid out at the end of the contract in settlement of $1,408,333 at December 31, 2013 and 1,182,493 shares of common stock are to be paid out at the end of the contract in settlement of $1,208,333 at December 31, 2012 of accrued deferred compensation and, accordingly, such shares have been classified in stockholders' equity with the common shares classified as to be issued.

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

Outstanding Equity Awards at December 31, 2013

The following table includes certain information with respect to the value of all unexercised options previously awarded to the Named Executive Officers.

	2013 Options Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#) (2)	Market Value of Number of Shares or Units of Stock that have not vested (#) (3)
Leonard Osser	82,733	165,715	1.65	12/31/2018	1,306,717	$1,960,076
	103,703	29,632	0.75	01/09/2017
	42,193	-	1.74	12/17/2014
	73,333	-	1.40	11/02/2014
Total	301,962	195,347

Joseph D’Agostino	22,200	44,466	1.50	12/31/2018	377,108	$565,662
	52,084	26,042	1.28	12/28/2017
	215,741	62,037	0.36	12/31/2016
	100,000	-	1.00	12/20/2015
	100,000	-	1.00	12/20/2015
	50,000	-	1.15	12/17/2014
	31,646	-	1.58	12/17/2014
	50,000	-	1.15	9/1/2014
	60,000	-	0.40	3/31/2014
Total	681,671	132,545
(1)	Represents stock option grants at fair market value on the date of grant.
(2)	Issuance of the shares of common stock has been deferred until the termination of his employment with Milestone in accordance with the terms of his employment agreement.
(3)	Based on the closing price per share of $1.50 as reported on the OTCQB on December 31, 2013.

Compensation of Directors

Director Compensation

	2013	Fees Earned or
Name	Stock Awards (1)	Paid in Cash ($)	Total ($)
Leonard M. Schiller	$15,000	$15,000	$30,000
Leslie Bernhard	$15,000	$15,000	$30,000
Pablo Felipe Serna Cardenas	$15,000	$15,000	$30,000
(1)	Represents the aggregate grant-date fair value of the awards computed in accordance with the FASB ASC Topic 718. 39,129 Shares, valued at $1.15 per share on May 23, 2013, were issued to each director.

(2)	At December 31, 2013 each director also held an option exercisable for 25,000 shares of common stock at an exercise price of $0.55 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 12, 2014, regarding stock ownership of all persons known by Milestone to own beneficially more than 5% of Milestone’s outstanding common stock, Named Executives, all directors, and all directors and officers of Milestone as a group:

	March 12, 2014
Names of Benefical Owner (1)	Shares of Common Stock Beneficially Owned (2)		Percentage of Ownership
Executive Officers and Directors
Leonard Osser	2,927,635	(3)	16.47%
Joseph D’Agostino	1,088,010,	(4)	6.12%
Leonard Schiller	159,533	(5)	*
Pablo Felipe Serna Cardenas	70,805	(6)	*
Leslie Bernhard	36,538	(7)	*
All directors & executive officers as group (5 persons)	4,282,521	(8)	24.09%
K. Tucker Andersen	3,125,744		17.58%
Tom Cheng	1,150,099		6.47%

*	Less than 1%
(1)

The addresses of the persons named in this table are as follows: Leonard Osser and Joseph D’Agostino are at 220 South Orange Avenue in, New Jersey 07039; Leonard M. Schiller, c/o Schiller, Klein & McElroy, P.C., 33 North Dearborn Street, Suite 1030, Chicago, Illinois 60602; Pablo Felipe Serna Cardenas, Via Camillo Golgi 2 Opera, Italy 20090; Leslie Bernhard, c/o AdStar, Inc., 4553 Glencoe Avenue, Suite 325, Marina del Rey, California 90292; K. Tucker Andersen, c/o Above All Advisors, 61 Above All Road, Warren, CT 06754; and Tom Cheng, c/o United Systems 18725 E. Gale Ave Suite 221, City of Industry, CA 91748.

(2)

A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 12, 2014, as applicable, upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on the number of all shares, including those underlying options exercisable within 60 days from the filing of this report held by the named individual, divided by 17,780,465 outstanding shares on March 12, 2014, plus those shares underlying options exercisable within 60 days from the filing of this report held by the named individual or the group.

(3)

Includes 1,443,180 shares held by Mr. Osser or family, 1,182,493 shares to be issued at the termination of his employment agreement, and 301,962 shares subject to common stock options; 42,193 at $1.74, 73,333 at $1.49, 103,703 at $0.75 and 82,733 at $1.65.

(4)

Includes 377,108 shares to be issued at the termination of employment. Also 29,231 shares held by Mr. D’Agostino at March 13, 2013. Additionally, this includes 681,671 shares subject to common stock options as follows: 60,000 shares at $0.40; 100,000 shares at $1.15; 31,646 shares at $1.58; 200,000 shares at $1.00; 215,741 shares at $0.36; 52,084 shares at $1.28 and 22,000 shares at $1.50.

(5)	Includes 134,533 shares held by Mr. Schiller and 25,000 shares issuable upon the exercise of a common stock option at $0.55 per share.

(6)	Includes 45,805 shares held by Mr. Cardenas and 25,000 shares issuable upon the exercise of a common stock option at $0.55 per share.

(7)	Includes 11,538 shares held by Ms. Bernhard and 25,000 shares issuable upon the exercise of a common stock option at $0.55 per share.

(8)	Includes an aggregate of 1,058,633 shares of common stock underlying outstanding options.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2013, the (i) options granted under the Milestone 2004 Stock Option Plan, (ii) options and warrants granted outside the Milestone 2004 Stock Option Plan, as of December 31, 2013, and (iii) options granted under the Milestone 2011 Stock Option Plan. The shares covered by outstanding options and warrants are subject to adjustment for changes in capitalization, stock splits, stock dividends and similar events. No other equity compensation has been issued.

	Number of Securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plan approved by stockholders
Grants under our 2004 Stock Option Plan (1)	-	-	750,000
Grants under our 2011 Stock Option Plan (2)	898,327	$0.92	1,045,007
Aggregate individual option and warrants grants	759,504	$1.04	Not applicable
Total	1,657,831	$0.97	1,795,007

(1)

The 2004 Stock Option Plan, as amended, provides for the grant of options to purchase up to 750,000 shares of Milestone’s common stock and expires in July 2014. Options may be granted to employees, officers, directors and consultants of Milestone for the purchase of common stock of Milestone at a price not less than the fair market value of the common stock on the date of the grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant. No options were exercised in 2013.

(2)

The 2011 Stock Option Plan provides for the grant of options to purchase 2,000,000 shares of Milestone’s common stock and expires in June 2021. Options may be granted to employees, directors and consultants of Milestone for the purchase of Common Stock of Milestone at a price not less than the fair market value of the common stock on the date of grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant. 56,666 options was exercised in 2013.

Stock Plan

In 2006 Milestone adopted an equity compensation plan for the issuance of up to 300,000 shares of the common stock in lieu of cash compensation for services performed by employees, officers, directors and consultants (the “2006 Stock Plan”). The purpose of the 2006 Stock Plan is to conserve cash while allowing Milestone to adequately compensate existing employees, officers, directors and consultants, or new employees, officers, directors and consultants, whose performance will contribute to the long-term success and growth. Milestone believe that the availability of these shares will also strengthen the ability to attract and retain employees, officers, directors and consultants of high competence, increase the identity of interests of such people with those of the stockholders and help maintain loyalty to us through recognition and the opportunity for stock ownership. All shares granted under this plan will be at fair market value, or at a premium to that value, on the date of grant. As of December 31, 2013 there are no shares remaining for grants under the 2006 Stock Plan.

In December 2007, the Board of Directors authorized Milestone to issue up to $2 million of its stock to vendors or employees, and to grant them piggy back registration rights in the usual form, at a value of not less than 90% of the market value on the date of the agreement for the vendor or employee to accept said shares. Such future shares are not included in the above noted shares reserved for future issuance. At December 31, 2013 and 2012 there were $11,316, respectively, available to be issued under this plan.

Item 13. Certain Relationships and Related Transactions and Director Independence.

In 2008, Milestone borrowed $450,000 from K. Tucker Andersen, the beneficial owner of over 17% of Milestone’s common stock. The borrowing was originally a short term loan with a maturity date of January 19, 2009. In December 2008 and again on June 30, 2011, this borrowing was refinanced with the shareholder and the due date was extended to January 3, 2014. The noted issued on this borrowing included a twelve percent interest rate, interest compounded quarterly, with interest and principle due at the maturity. Further, the note provided for the issuance of warrants to the stockholder that is exercisable for five years at the price of $0.32 per share for 45,000 shares of common stock. The warrants were valued using the Black-Scholes model and are reflected as a discount against the debt. These warrants expired in June 2012. In 2013, Milestone issued 614,344 shares ($1.40 per share) of common stock on conversion of $830,081, all of principal and interest on the outstanding note.

In 2013, Milestone entered a three year consulting agreement with K. Tucker Anderson to provide business and strategic services to the CEO of Milestone. The fee for these services are $100,000 annually.

Tom Cheng, a beneficial owner of over 6% of Milestone’s common stock, is also a shareholder of a major supplier of handpieces to the Milestone. Milestone purchased $3,026,041 and $1,966,077 from this supplier for the years ended December 31, 2013 and 2012, respectively.  In addition, Mr. Cheng is also a shareholder of Beijing 3H and an investor in the Medical Joint Venture.

In the first quarter of 2013, the CEO of Milestone loaned Milestone $50,000 for use in capitalizing a fifty percent equity portion in the joint venture with Milestone Education LLC. This balance is included in the accrued expenses on the condensed balance sheets. There is no interest to this agreement. The loan will be paid in 2014.

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

In determining director independence, the Board considered the stock awards to the Independent Directors for the year ended December 31, 2013, disclosed in “Item 11 – Executive Compensation – Director Compensation” above, and determined that such awards were compensation for services rendered to the Board and therefore did not impact their ability to continue to serve as Independent Directors.

Item 14. Principal Accounting Fees and Services

Audit Fees

Milestone incurred audit and financial statement review fees totaling $143,166 and $151,307, respectively from Baker Tilly Virchow Krause LLP, (formerly Holtz Rubenstein Reminick, LLP) its principal accountant for 2013 and 2012.

Audit Related Fees

There were no audit related fees to the principal accountant Baker Tilly Virchow Krause LLP in 2013 and 2012.

Tax Fees

There were no fees for services related to tax compliance, tax advice and tax planning billed by the principal accountant in 2013 and 2012.

All Other Fees

There were no other fees billed during 2013 and 2012 by Milestone’s principal accountants.

Audit Committee Administration of the Engagement

The engagement with Baker Tilly Virchow Krause, LLP, the principal accountants, was approved in advance by the Board of Directors and the Audit Committee. No non-audit or non-audit related services were approved by the Audit Committee in 2013.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1.	Financial Statements. The following financial statements and the reports of Milestone’s independent auditor thereon, are filed herewith.
•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets at December 31, 2013 and 2012
•	Statements of Operations for the years ended December 31, 2013 and 2012
•	Statement of Changes in Stockholders’ Equity for the years ended December 31, 2013 and 2012
•	Statements of Cash Flows for the years ended December 31, 2013 and 2012
•	Notes to Financial Statements
2.	Financial Statement Schedule

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

Exhibit NO.	Description
3.1	Restated Certificate of Incorporation of Milestone files September 6, 2013*
3.2	By-laws of Milestone (1)
4.1	Speciman stock certificate (2)
4.2	Form of warrant agreement, including form of warrant (7)
10.1	Lease dated November, 25, 1996 between Livingston Corporate Park Associates, L.L.C. and Milestone (3)
10.2	Agreement with DaVinci Instruments, dated July 30, 2003 (5)
10.3	Agreement with Strider, dated September 3, 2003 (5)
10.4	Agreement with Len Osser and K. Tucker Andersen, dated October 9, 2003 (5)
10.5	Agreement with Morse, Zelnick, Rose & Lander, dated December 22, 2003 (5)
10.6**	Employment Agreement with Leonard Osser, dated December 20, 2003 (5)
10.7	Agreement with United Instruments, dated October 20, 2004 (6)
10.8	Agreement with Mark Hochman, dated January 1, 2005 (6)
10.9	Lease amendment dated April 28, 2004 between Livingston Corporate Park Associates, L.L.C. And Milestone (6)
10.10	Agreement with DaVinci regarding exclusive license over patented products, dated June 1, 2004 (8)
10.11**	Employment Agreement with Leonard Osser, dated September 1, 2009 (9)
10.12	Loan agreement of $1 million from K. Tucker Andersen, dated June 29, 2007 (10)
10.13	Amendment to the loan agreement of $1.3 million from K. Tucker Andersen, dated April 18, 2008 (10)
10.14	Promissory note in the principal amount of $450,000 held by K. Tucker Andersen, dated December 24, 2008 (10)
10.15	Amendment to the $450,000 promissory note held by K. Tucker Andersen, dated June 30, 2011 (11)
10.16	2004 Stock Option Plan (12)
10.17	2011 Stock Option Plan (13)
10.18	Amendment to the $450,000 promissory note held by K. Tucker Andersen, effective May 10, 2012(15)
10.19**	Amendment to the Employment Agreement with Leonard Osser, dated March 6, 2013 (15)
10.20	Master Supply and Distribution Agreement, dated July 3, 2013, between Milestone Scientific Inc and Tri-anim Health Services, Inc, (16)
10.21	Amendment to the $450,000 promissory note held by K. Tucker Andersen, effective March 29, 2013 (17)
14	Code of Ethics (6)
23.1	Consent of Baker Tilly Virchow Krause, LLP*
31.1	Rule 13a-14(a) Certification-Chief Executive Officer*
31.2	Rule 13a-14(a) Certification-Chief Financial Officer*
32.1	Section 1350 Certifications-Chief Executive Officer*

Exhibit NO.	Description
32.2	Section 1350 Certifications-Chief Financial Officer*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith.
**	Indicates management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Milestone’s Registration Statement on Form SB-2 No. 333-92324.
(2)	Incorporated by reference to Amendment No. 1 to Milestone’s Registration Statement on Form SB-2 No. 333-92324.
(3)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 1996.
(4)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference to Milestone’s Registration Statement on Form S-2 No. 333-110376, Amendment No. 3.
(6)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 2004.
(7)	Incorporated by reference to Milestone’s Registration Statement on Form S-2 No. 333-110367, Amendment No. 5.
(8)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 2005.
(9)	Incorporated by reference to Milestone’s Form 10-K for the year ended December 31, 2009.
(10)	Incorporated by reference to Milestone’s Form 10-K for the year ended December 31, 2010.
(11)	Incorporated by reference to Milestone’s Form 10-K for the year ended December 31, 2011.
(12)	Incorporated by reference to Milestone’s Form 10-K for the year ended December 31, 2012.
(13)	Filed as Appendix C to Milestone’s Proxy Statement filed with the SEC on June 28, 2004 and incorporated herein by reference.
(14)	Filed as Appendix A to Milestone’s Proxy Statement filed with the SEC on May 2, 2011 and incorporated herein by reference.
(15)	Incorporated by reference to Milestone’s 10-K for year ended December 31, 2013.
(16)	Incorporated by reference to Milestone’s Form 8-K filed with the SEC on July 9, 2013.
(17)	Incorporated by reference to Milestone’s Form 10-Q filed with the SEC on May 7, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Milestone Scientific Inc.

By:	/s/ Leonard Osser
Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title
/s/ Leonard Osser	March 12, 2014	Chief Executive Officer and Director
Leonard Osser		(Principal Executive Officer)
/s/ Joseph D’Agostino	March 12, 2014	Chief Financial Officer
Joseph D’Agostino		(Principal Financial Officer)
/s/ Leonard Schiller	March 12, 2014	Director
Leonard Schiller
/s/ Leslie Bernhard	March 12, 2014	Chairman and Director
Leslie Bernhard
/s/ Pablo Felipe Serna Cardenas	March 12, 2014	Director
Pablo Felipe Serna Cardenas

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Milestone Scientific Inc.

We have audited the accompanying balance sheets of Milestone Scientific Inc. as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milestone Scientific Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Baker Tilly Virchow Krause, LLP

New York, New York

March 12, 2014

MILESTONE SCIENTIFIC INC.

BALANCE SHEETS

December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$1,147,198	$165,249
Accounts receivable, net of allowance for doubtful accounts of $5,000 in 2013 and $179,259 in 2012	1,532,856	978,982
Inventories	1,321,652	638,561
Advances on contracts	727,478	476,969
Prepaid expenses and other current assets	150,451	239,061
Total current assets	4,879,635	2,498,822
Accounts receivable-long term, net of allowance for doubtful accounts of $167,971 in 2012	-	119,201
Advances on contracts	1,580,874	2,350,477
Investment in Milestone Medical Inc.	924,115	-
Investment in Milestone Education LLC	42,082	-
Furniture, Fixtures & Equipment net of accumulated depreciation of $476,884 as of December 31, 2013 and $458,708 as of December 31, 2012	23,988	36,624
Patents, net of accumulated amortization of $498,502 as of December 31, 2013 and $420,556 as of December 31, 2012	591,735	648,662
Other assets	12,917	7,317
Total assets	$8,055,346	$5,661,103
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,020,368	$2,336,594
Accrued expenses and other payable	515,132	581,407
Accrued interest on Notes Payable	-	356,563
Total current liabilities	2,535,500	3,274,564
Long-term Liabilities:
Notes payable	-	450,000
Total long-term liabilities	-	450,000
Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, par value $.001, 5,000,000 shares	-	-
Common stock, par value $.001; authorized 50,000,000 shares; 17,759,540 shares issued 1,839,930 shares to be issued and 17,726,207 shares outstanding as of December 31, 2013; 16,563,306 shares issued 1,635,709 shares to be issued and 16,529,973 shares outstanding as of December 31, 2012	19,599	18,199
Additional paid-in capital	66,677,200	64,560,224
Accumulated deficit	(60,265,438)	(61,730,368)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total stockholders’ equity	5,519,846	1,936,539
Total liabilities and stockholders’ equity	$8,055,346	$5,661,103

See Notes to Financial Statements

MILESTONE SCIENTIFIC INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Product sales, net	$10,011,420	$8,648,242
Cost of products sold	3,198,908	3,055,991
Gross profit	6,812,512	5,592,251
Selling, general and administrative expenses	5,534,463	5,930,625
Research and development expenses	191,345	181,979
Total operating expenses	5,725,808	6,112,604
Income (loss) from operations	1,086,704	(520,353)
Other income (expense)
Other income	17,543	-
Interest income	115	34
Interest expense	(70,801)	(175,905)
Interest-Amortized debt issuance - cost	-	(3,065)
Loss on Earnings from Medical Joint Venture	(924,363)	(171,016)
Loss on Earnings from Education Joint Venture	(7,918)	-
Gain on Dilutive Effect on Medical Joint Venture stock issuance	1,363,650	-
Total other expense, net	378,226	(349,952)
Income (loss)	$1,464,930	$(870,306)
Provision for Income Tax	-	-
Net Income (loss)	$1,464,930	$(870,306)
Net income (loss) per share applicable to common stockholders -
Basic	$0.09	$(0.05)
Diluted	$0.08	$(0.05)
Weighted average shares outstanding and to be issued -
Basic	17,127,468	16,080,474
Diluted	17,483,638	16,080,474

See Notes to Financial Statements

MILESTONE SCIENTIFIC INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance, January 1, 2012	17,058,335	$17,058	$63,690,837	$(60,860,062)	$(911,516)	$1,936,317
Options issued to employees and consultants	-	-	177,987	-	-	177,987
Common stock to be issued to employee for bonuses	229,705	230	236,770	-	-	237,000
Issuance of common stock for cash	107,143	107	149,893	-	-	150,000
Common stock issued for directors compensation	155,172	155	44,845	-	-	45,000
Common stock issued for payment of consulting services to settle accounts payable	543,209	543	216,872	-	-	217,415
Common stock issued for payment of employee compensation	105,451	105	43,020	-	-	43,125
Net Loss	-	-	-	(870,306)	-	(870,306)
Balance, December 31, 2012	18,199,015	18,199	64,560,224	(61,730,368)	(911,516)	1,936,539
Options to employees and consultants	-	-	219,196	-	-	219,196
Common stock to be issued to employee for bonuses	204,222	204	311,796	-	-	312,000
Common stock issued for directors compensation	39,129	39	44,961	-	-	45,000
Common stock issued for payment of consulting services	312,956	313	399,687	-	-	400,000
Common stock issued for conversion of notes payable and accrued interest	614,344	614	859,466	-	-	860,080
Common stock issued for payment of employee compensation	37,425	37	47,463	-	-	47,500
Exercise of stock options	56,666	57	34,543	-	-	34,600
Issuance of common stock for cash	135,714	136	199,864	-	-	200,000
Net income	-	-	-	1,464,930	-	1,464,930
Balance, December 31, 2013	19,599,470	$19,599	$66,677,200	$(60,265,438)	$(911,516)	$5,519,846

See Notes to Financial Statements

MILESTONE SCIENTIFIC INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Cash flows from operating activities:
Net income (loss)	$1,464,930	$(870,306)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	18,176	18,816
Amortization of patents	77,947	76,317
Amortization of debt discount	-	3,065
Common stock and options issued for compensation, consulting, and vendor services	1,077,213	673,691
Increase in accrued interest for notes payable	-	87,016
Bad debt reversal	(308,350)	(207,650)
Loss on sale/disposal of equipment	-	1,604
Loss on Earnings from Medical Joint Venture	924,363	171,016
Loss on Earnings from Education Joint Venture	7,918	-
Gain on Dilutive Effect on Medical Joint Venture	(1,363,650)	-
Write-off of Investment in German Distributor	-	76,319
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(126,323)	525,182
(Increase) Decrease in inventories	(683,091)	151,933
Decrease to advances on contracts	519,094	579,060
Decrease to prepaid expenses and other current assets	88,610	65,119
(Increase) Decrease in other assets	(5,600)	20,502
(Decrease) in accounts payable	(316,226)	(1,594,937)
(Decrease) Increase in accrued expenses	(116,275)	173,535
Net cash provided by (used in) operating activities	1,258,736	(49,718)
Cash flows from investing activities:
Investment in Education Joint Venture	(50,000)	-
Investment in Medical Joint Venture	(484,828)	-
Purchases of property and equipment	(5,539)	(4,735)
Payments for patent rights	(21,020)	(26,622)
Net cash used in investing activities	(561,387)	(31,357)
Cash flows from financing activities:
Proceeds from exercise of stock options	34,600	-
Proceeds from the sale of common stock	200,000	150,000
Proceeds from related party loan	50,000	-
Net cash provided by financing activities	284,600	150,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	981,949	68,925
Cash and cash equivalents at beginning of year	165,249	96,324
Cash and cash equivalents at end of year	$1,147,198	$165,249
Supplemental disclosure of non cash investing and financing activities:
Shares issued to directors for the exercise of stock options	$34,600	$-
Shares issued to directors for compensation	$45,000	$45,000
Shares issued for conversion of notes payable and accrued interest	$860,081	$-
Shares issued to employees in lieu of cash compensation	$47,500	$43,125
Shares issued to settle accounts payable	$400,000	$217,415
Gain on Dilutive Effect on Medical Joint Venture	$1,363,650	$-

See Notes to Financial Statements

MILESTONE SCIENTIFIC INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A — ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

Milestone Scientific Inc. (“Milestone”) or (“our”) was incorporated in the State of Delaware in August 1989. Milestone has developed a proprietary, computer-controlled anesthetic delivery instrument, through the use of The Wand, a single use disposable handpiece. The instrument is marketed in dentistry under the trademark CompuDent, Wand Plus and STA (Single Tooth Anesthesia) and in medicine under the trademark CompuMed. CompuDent is suitable for all dental procedures that require local anesthetic. CompuMed and Wand Plus are suitable for many medical procedures regularly performed in Plastic Surgery, Hair Restoration Surgery, Podiatry, Colorectal Surgery, Dermatology, Orthopedics and a number of other disciplines. The instruments are sold in the United States and in over 47 countries abroad. Milestone’s products are manufactured by a third-party contract manufacturer.

Milestone had incurred significant operating losses since its inception. Milestone had positive cash flows from operating activities at December 31, 2013 of $1,258,736 and a negative cash flow from operating activities at December 31, 2012 of $49,718. At December 31, 2013, Milestone had cash and cash equivalents and a positive working capital of $1,147,198 and $2,344,135, respectively. The working capital increased of $3,199,877 as compared to 2012. The positive change in working capital is due to Milestone’s increase in current assets (cash and accounts receivable) and a substantial reduction in accounts payable. Milestone borrowed $450,000 in 2008 from a shareholder. This note and the related accrued interest was converted to common stock on August 8, 2013. Milestone is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of December 31, 2013, Milestone does not expect to have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. Milestone may require the need for a higher level of marketing and sales efforts that at present it cannot fund. If Milestone is unable to continue to generate positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that Milestone will be able to achieve positive operating cash flows or that traditional capital can be raised on terms and conditions satisfactory to Milestone, if at all. If positive cash flow cannot continue to be achieved or if additional capital is required and it cannot be raised, then Milestone would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect Milestone’s operating results.

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

2. Accounts Receivable

The realization of Accounts Receivable current and long-term will have a significant impact on Milestone. Consequently, Milestone estimates losses resulting from the inability of its customers to make payments for amounts billed. The collectability of outstanding amounts is continually assessed (historical trend and credit worthiness of the customers).

3. Product Return and Warranty

Milestone does not accept non-defective returns from its customers. Product returns under warranty are accepted, evaluated and repaired or replaced in accordance with the Warranty Policy. Returns not within the Warranty Policy are all evaluated and the customer is charged for the repair. Warranty expense was $97,234 and $87,544 for 2013 and 2012, respectively. Non-Warranty repairs are collected from the customers. Non-Warranty repair income was $118,344 and $107,868 for 2013 and 2012, respectively.

4. Inventories

Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded if required based on past and expected future sales.

5. Investment in Joint Ventures

Milestone has entered into a Joint Venture with a third party for the development and commercialization of two medical instruments. At inception, Milestone owned fifty percent of the joint venture and has recorded its investment on the equity basis of accounting. Milestone’s proportionate share of losses incurred by the Joint Venture is charged to the Statement of Operations and adjusted against the Investment in Joint Venture. In the fourth quarter of 2013, the Medical Joint Venture issued 2 million shares of its common stock in a private placement transaction. As a result of the shares being issued, Milestone’s ownership in the Joint Venture was reduced to 45.5%. Milestone recorded a $1,363,650 Gain on the Dilutive Effect of these additional shares issued by Milestone Medical Inc.

6. Furniture, Fixture and Equipment

Equipment is recorded at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. The costs of maintenance and repairs are charged to operations as incurred.

7. Investments

Investments in less than twenty percent owned entities are accounted for under the cost basis and are reviewed for impairment periodically. Milestone does not have any significant control over the operations of its investment in a German Distributor. In the fourth quarter of 2012, Milestone wrote off its total investment of $76,319 based on low performance and continued losses with that distributor. This expense is included within the selling, general and administrative expenses on the statement of operation for the year ended December 31, 2012.

8. Patents

Patents are recorded at actual cost to prepare and file the applicable documents with the United States Patent Office, or internationally with the applicable governmental office in the respective country. Although certain patents have not yet been approved, the costs related to these patents are being amortized using the straight-line method over the estimated useful life of the patent. If the applicable patent application is ultimately rejected, the remaining unamortized balance will be expensed in the period in which Milestone receives a notice of such rejection. Patent applications filed and patents obtained in foreign countries are subject to the laws and procedures that differ from those in the United States. Patent protection in foreign countries may be different from patent protection under United States laws and may not be favorable to Milestone. Milestone also attempts to protect the proprietary information through the use of confidentiality agreements and by limiting access to the facilities. There can be no assurance that the program of patents, confidentiality agreements and restricted access to the facilities will be sufficient to protect the proprietary technology.

9. Impairment of Long-Lived Assets

Milestone reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The carrying value of the assets is evaluated in relation to the operating performance and future undiscounted cash flows of the underlying assets. Milestone adjusts the net book value of an underlying asset if its fair value is determined to be less than its net book value. Milestone has reviewed long-lived assets for impairment and concluded no impairment exist as of December 31, 2013 and, 2012.

10. Revenue Recognition

Revenue from product sales is recognized net of discounts and allowances to the domestic distributor on the date of shipment of the goods, for essentially all shipments, since the terms are FOB warehouse. Milestone recognizes revenue on date of arrival where shipments are FOB destination. Shipments to the international distributors are FOB warehouse and revenue is therefore recognized on shipment. In both cases, the price to the buyer is fixed and the collectability is reasonably assured. Further, Milestone has no obligation on these sales for any post sale installation, set-up or maintenance, these being the responsibility of the buyer. Customer acceptance is considered made at delivery. The only obligation after sale is the normal commercial warranty against manufacturing defects if the alleged defective unit is returned within the warranty period.

11. Shipping and Handling Costs

Milestone includes shipping and handling costs in cost of goods sold. These costs are billed to customers at the time of shipment for domestic shipments. International shipments are FOB warehouse, therefore no costs are incurred by Milestone.

12. Research and Development

Research and development costs, which consist principally of new product development costs incurred to third parties, are expensed as incurred.

13. Advertising Expenses

Milestone expenses advertising costs as they are incurred. For the years ended December 31, 2013 and 2012, Milestone recorded advertising expenses of $30,104 and $51,412, respectively.

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

Since Milestone had net losses for 2012, the assumed effects of the exercise of outstanding stock options and warrants were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options and warrants totaled 1,523,740 at December 31, 2012.

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

The weighted-average fair value of the options granted during 2013 and 2012 was estimated as $1.62 and $0.95, respectively, on the date of grant. The fair value for 2013 and 2012 was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31,
	2013	2012
Volatility	168%	172%
Risk-free interest rate	1.37%	0.79%
Expected life	5 years	5 years
Dividend yield	0%	0%
Forfeiture Rate	6%	6%

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

Expected volatilities are based on historical volatility of Milestone’s common stock over a period commensurate with expected term. Milestone uses historical data to estimate option exercise and employee termination within the valuation model. Milestone has granted performance based options to the chief executive officer. Such performance based options are earned based on specific criteria established by Milestone. Milestone records these options based on the likelihood of the officer achieving the specified performance objective and accrues these costs over the performance period. The estimates inherent in making this assessment are reviewed periodically by management and the resulting changes are booked through the statement of operations.

19. Concentration of Credit Risk

Milestone’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable, and advances to contract manufacturer. Milestone places its cash and cash equivalents with large financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone to credit risk consist principally of trade accounts receivable, as Milestone does not require collateral or other security to support customer receivables, and advances to contract manufacturer. Milestone entered into a purchase agreement with a vendor to supply Milestone with 12,000 STA Instrument (6,611 instruments are remaining on the purchase order as of December 31, 2013). As part of these agreements, Milestone has advanced approximately $2,308,000 and $2,827,000 to the vendor for purchase of materials at December 31, 2013 and 2012, respectively. The advance will be credited to Milestone as the goods are delivered. Milestone does not believe that significant credit risk exists with respect to this advance to the contract manufacturer at December 31, 2013 and 2012.

Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management has provided a reserve that it believes is sufficient to record accounts receivable at net realizable value as of December 31, 2013 and 2012.

A shareholder of Milestone, who owns or controls in excess of five percent of Milestone’s common stock, is also a shareholder of a major supplier of handpieces to Milestone. In addition, he is an investor in the PRC entity, Beijing 3H, which entered into a joint venture agreement with Milestone.

Milestone purchased $3,026,041 and $1,966,077 from the supplier for the years ended December 31, 2013 and 2012, respectively. Milestone owed $1,024,653 and $808,908 to this supplier as of December 31, 2013 and 2012, respectively.

20. Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 did not  have a material impact on Milestone’s financial position or results of operations.

In February 2013, the FASB issued Accounting Standards Update ("ASU") 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to present the effect of certain significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. The amendments in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2013-02 is effective for public companies on a prospective basis for fiscal years beginning after December 15, 2012. As an emerging growth company as defined by the JOBS Act, the Company has delayed adoption of this pronouncement. However, the Company has not incurred any components of comprehensive income for the periods presented and the ASU requires only additional presentation, as such, there will be no impact to the Company's results of operations or financial position upon adoption.

In September 2013 the United States Treasury Department and the IRS issued final and proposed regulations (the “Tangible Property Regulations”) effective for tax years beginning on or after January 1, 2014, that provided guidance on a number of matters with regard to tangible property, including whether expenditures qualified as deductible repairs, the treatment of materials and supplies, capitalization of tangible property, dispositions of property and related elections. The Company has evaluated the regulations and has determined that they do not have a material impact on the Company’s financial reporting.

NOTE C — ACCOUNTS RECEIVABLE – CURRENT AND LONG TERM

Milestone sells a significant amount of its product on credit terms to its major distributors. Milestone estimates losses from the inability of its customers to make payments on amounts billed. A majority of credit sales are due within ninety days from invoicing. In 2010, Milestone shipped a significant order to a major international distributor. At the time of the shipment, regulatory approval to sell the product in the respective country was in process. Obtaining such regulatory approval was not a condition of the purchase order and sale to the distributor. The regulatory approval has been delayed and as such the customer has not paid the full amount of the invoiced shipment. Milestone is receiving periodic payments from the international distributor. Based on the periodic payment plan prepared by the international distributor, Milestone had recorded a long term net accounts receivable of $119,201 as of December 31, 2012. The current portion of this net accounts receivable was $99,621 and Milestone had reserved $308,350 of the total accounts receivable from this distributor as December 31, 2012, which was reversed in 2013 after payment occurred.

NOTE D — INVENTORIES

	December 31
	2013	2012
Inventories consist of the following:
Finished Goods	$1,186,376	$476,340
Component parts and other materials	135,276	162,221
	$1,321,652	$638,561

NOTE E — ADVANCES ON CONTRACTS

Milestone has entered into fixed arrangements with a contract manufacturer to manufacture STA, CompuDent and Wand Plus. The contract manufacturer bills Milestone as the work progresses and it is Milestone’s policy is to record these billings as advances on contracts. These advances are reclassified into inventory when the contract manufacturer ships the product and title passes to Milestone. The balance of the advances as of December 31, 2013 and 2012 totaled $2,308,352 and $2,827,446, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory. Milestone also has an outstanding accounts payable of approximately $37,000 and $705,000 at December 31, 2013 and 2012, respectively to the contract manufacturer related to the progress billings received. Milestone charged to operations approximately $60,000 of STA parts that had expired shelf life and $135,000 of parts for the CompuDent and Wand Plus at December 31, 2012, due to the high cost of producing additional instruments.

NOTE F — INVESTMENT IN JOINT VENTURES

In March 2011, Milestone entered into an agreement with a People’s Republic of China (“PRC”) entity Beijing 3H Scientific Technology Co., Ltd (Beijing 3H), to establish a Medical Joint Venture entity in the PRC to develop intra-articular and epidural drug delivery instruments utilizing Milestone’s patented CompuFlo technology (the “Medical Joint Venture”). Beijing 3H, agreed to contribute up to $1.5 million to this Medical Joint Venture entity, based on progress reports from Milestone and subject to refund if the instruments are not developed because of technological problems within 30 months of the inception date. Milestone evaluates the technological feasibility of the products to be developed using the CompuFlo technology periodically and at every reporting date to establish if circumstances indicate that the technology continues to be feasible. Based on the available evidence Milestone concluded that the contingency associated with the return of capital to Beijing 3H no longer existed as of December 31, 2013, since the instruments have advanced beyond the development state and accordingly no amounts have been accrued in the accompanying financial statements relating to this contingency. Milestone, with the consent of Beijing 3H, organized a domestic research and development corporation to which Beijing 3H made a capital contribution of $1,500,000. The Medical Joint Venture entity was initially owned fifty percent by the Beijing 3H and fifty percent by Milestone. Milestone contributed an exclusive worldwide royalty-free license to use CompuFlo technology to the Medical Joint Venture which has been valued at approximately $245,000 and has accounted for its investment in the Medical Joint Venture using the equity method of accounting. Further, Milestone was authorized by the Medical Joint Venture to manage and oversee the development of the two products for the Medical Joint Venture. In connection with this authorization, Milestone also entered into an agreement with a significant vendor to develop the two instruments included in the Medical Joint Venture.

Milestone will have distribution responsibility in the U.S. and Canada. Beijing 3H will distribute products exclusively in the PRC, Macao, Hong Kong and other regions of Asia. The rest of the world responsibilities will be shared by Milestone and Beijing 3H.

Milestone recorded a Loss on Medical Joint Venture of $924,363, of which $509,803 is from 2013 operations and $414,561 is from suspended losses in 2012 and prior years. The losses described represent fifty percent of the applicable losses record by medical joint venture during the periods. Milestone utilizes the equity method of accounting to recognize its financial results of the joint venture.

Milestone expended approximately $225,979 on behalf of the joint venture in the year ended December 31, 2013 for legal fees related to the FDA (510k) certifications. As part of the joint venture agreement, Milestone is to pay all fees related to the USA FDA certification process.

The Medical Joint Venture’s cumulative expenses since inception are approximately $2.4 million.  Milestone has an investment in the Joint Venture of $924,115 at December 31, 2013 and there are no remaining suspended losses.

Milestone provides management, financial, engineering and accounting services to Milestone Medical, Inc the value of these services prior to July 31, 2013, of which approximately $336,000 was not reimbursed by Milestone Medical, Inc.

As of July 1, 2013, Milestone Scientific Inc. and Milestone Medical Inc., signed an agreement for the reimbursement of specific expenses incurred by Milestone Scientific Inc. specifically for the benefit of Milestone Medical Inc. Reimbursable expenses related to this agreement were approximately $260,000 for the year ending December 31, 2013. The expenses related to the agreement that have not been paid is $24,086 as of December 31, 2013 and are included in account receivable, net.

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

In the fourth quarter of 2013, Milestone Medical Inc, joint venture, sold 2 million shares of its common stock in a Private Placement offering at $1.50 per share ($3.0 million) in Poland. As a result of this sale, the joint venture received net proceeds of $2,363,000. The effect of this sale of new shares was to reduce Milestone’s ownership percentage from 50% to 45.5% (post transaction). Consistent with the equity method of accounting, the dilution in ownership percentage is treated as if the decreased percentage of ownership was the result of the sale of these shares. As a result, Milestone recorded in the fourth quarter of 2013, a $1,363,650 gain on dilution effect on Medical Joint Venture.

The following condensed financial information of Milestone Medical Inc, Medical Joint Venture, 45.5% ownership at December 31, 2013 and 2012, respectively is as follows:

	December 31,
	2013	2012

Current Assets	$2,258,809	$216,177
Non Current Assets	1,561,129	1,576,529
Total Assets	3,819,939	1,792,706

Current Liability	125,962	2,157
Equity	3,693,977	1,790,549
Total Liability and Equity	$3,819,939	$1,792,706
	December 31,
	2013	2012
Revenue	-	-
Operation expenses	1,019,606	1,172,154
Net Loss	$(1,019,606)	$(1,172,154)

Milestone Medical Inc. is a Development Stage Company and does not have revenues at this time. Milestone has recorded its share of the losses $509,803 and $586,077 for December 31, 2013 and 2012, respectively.

In the first quarter of 2013, the CEO of Milestone loaned Milestone $50,000 for use in capitalizing a fifty percent equity portion in the joint venture with Milestone Education LLC. This balance is included in the accrued expenses on the condensed balance sheets. There is no interest to this agreement. The loan will be paid in 2014.

Milestone established a joint venture, Milestone Education, LLC, in the first quarter of 2013. Milestone contributed $50,000 as did the other joint venture partner. Each of the partners owns fifty (50) percent of the joint venture. The joint venture is expected to provide training and education to dentists throughout the world. Milestone accounted for its investment in the Education Joint Venture using the equity method of accounting. Milestone Education LLC began operation in 2013. The investment in the joint venture is accounted for under the equity method of account. As of December 31, 2013, the joint venture has incurred a loss of $15,836 and fifty percent of these losses are recorded in the Statement of Operations for Milestone.

NOTE G — FURNITURE, FIXTURES AND EQUIPMENT

	December 31
	2013	2012
Furniture, Fixtures and Equipment consist of the following:
Leasehold improvements	$22,317	$22,317
Office furniture and equipment	96,703	96,703
Molds	7,200	7,200
Trade show displays	89,395	89,395
Computers and software	190,027	184,488
Tooling equipment-STA & Wand	31,477	31,477
STA Trials Instruments	63,752	63,752
Total	500,871	495,333
Less accumulated depreciation	(476,884)	(458,708)
	$23,988	$36,624

Depreciation expense was $18,176 and $18,816 for the years ended December 31, 2013 and 2012, respectively.

NOTE H — PATENTS

Patents are being amortized by the straight-line method over estimated useful lives ranging from 10 to 20 years, with a weighted average amortization period of 12 years. Amortization expense amounted to $77,947 in 2013 and $76,317 in 2012. Estimated amortization expense of existing patents for each of the next five fiscal years amounts to approximately $78,000 per year.

NOTE I — LINE OF CREDIT AND NOTES PAYABLE

Milestone borrowed $450,000 from a shareholder in 2008. The loan was originally a short term loan with a maturity date of January 19, 2009. In December 2008, May 30, 2012 and again on March 29, 2013, this loan was extended with the shareholder and the due date has been extended to January 5, 2015. The loan accrued interest at 12% per annum, interest compounded quarterly, and interest and principal was due at maturity. The loan ($450,000) and related interest ($410,081) was converted to 614,344 shares of common stock on August 8, 2013. Further, the lender was granted 45,000 warrants exercisable at $0.32 per share, which expired unexercised in 2012.

Interest expense, relating to the notes payable, for the years ended December 31, 2013 and 2012 was $53,518 and $83,344, respectively. Accrued interest payable related to the note payable was $0.00 and $283,891 for years ended December 31, 2013 and 2012, respectively. Milestone converted the accrued interest to common stock on August 8, 2013. Milestone had also secured a line of credit, from this shareholder, for $1.3 million which was converted into equity in 2009. The accrued interest of $76,174, on the line of credit was converted to common stock on August 8, 2013. For the years ended December 31, 2013 and 2012 the charge for amortization of Debt Discount related to the outstanding line of credit is $0.00 and $3,065, respectively.

NOTE J — STOCKHOLDERS’ EQUITY

ISSUANCES OF COMMON STOCK

During 2013, Milestone issued 39,129 shares valued at $45,000 for the directors compensation.

During 2013, Milestone issued 312,956 shares valued at $400,000 for payment of consulting services.

During 2013, Milestone issued 614,344 shares valued at $860,080 for the conversion of notes payable and accrued interest.

During 2013, Milestone issued 37,425 shares valued at $47,500 for payment of employee compensation.

During 2013, Milestone issued 56,666 shares valued at $34,600 for exercise of stock options to two independent directors.

During 2013, Milestone sold 135,714 shares valued at $200,000.

During 2013, Milestone’s to be issued shares are 204,222 valued at $312,000 for employee for bonus compensation.

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

SHARES TO BE ISSUED

As of December 31, 2013 and 2012, there were 1,839,930 and 1,635,709 shares that have been deferred from being issued, subject to employment agreements with the Chief Executive Officer, Chief Financial Officer and employees of Milestone. Such shares will be issued to each party upon termination of their employment. The number of shares were fixed at date of grant and there are no conditions other than the continued employment by the officers. The grant were fully vested upon grant date.

SHARES RESERVED FOR FUTURE ISSUANCE

At December 31, 2013 and 2012 there were 3,497,761 and 3,752,782 shares reserved for future issuance; 1,657,831 and 1,523,740 shares underlying other stock options and warrants that were outstanding at December 31, 2013 and 2012, respectively: 1,839,930 shares in 2013 and 1,635,709 shares in 2012 to be issued in settlement of deferred compensation to Officers of Milestone; and 593,334 shares in 2013 and 593,334 shares in 2012, for Performance Options issued to an Officer of Milestone. The Performance Options were cancelled in December 2013.

In December 2007, the Board of Directors authorized Milestone to issue up to $2 million of its common stock to vendors or employees, and to grant them piggy back registration rights in the usual form, at a value of not less than 90% of the market value on the date of the agreement for the vendor or employee to accept said shares. Such future shares are not included in the above noted shares reserved for future issuance.

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

In December 2007, the Board of Directors authorized Milestone to issue up to $2 million of its common stock to vendors or employees, and to grant them piggy back registration rights in the usual form, at a value of not less than 90% of the market value on the date of the agreement for the vendor or employee to accept said shares. Such future shares are not included in the above noted shares reserved for future issuance.

In November 2009, the Board of Directors authorized 666,667 options be reserved for a special bonus to the Chief Executive Officer of the Company, for obtaining a three year purchase order for the sale of 12,000 STA Instruments and related handpieces over a four year period. These options were reserved and 73,333 were granted but not vested in 2010. The remaining 593,334 were reserved until specific performance targets are achieved. The options will be issued upon achievement of the specific target on a yearly basis. The options were valued at $1.49 per share. The full performance requirements, for the 73,333 options, were met in 2013. Such options are fully vested as of December 31, 2013. The 593,334 options were cancelled in December 2013 due to expiration of the contract that gave rise to the granting of the options.

In June 2011, the Shareholders of the Company approved the 2011 Stock Option Plan (the “2011 Plan”) that provides for stock options to our employees, directors and consultants and incentive and non-qualified stock options to purchase up to 2,000,000 shares of common stock. Such future shares are included in the above noted shares reserved for future issuances.

A summary of option activity for employees under the plans as of December 31, 2013 and 2012, and changes during the year then ended is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Outstanding, January 1, 2012	1,139,282	0.89	3.62	-
Granted	211,459	0.95	4.38	-
Exercised	-	-	-	-
Forfeited or expired	(67,000)	1.58	-	-
Outstanding, December 31, 2012	1,283,741	0.79	3.07	-
Exercisable, December 31, 2012	849,066	0.81	2.43	-
Granted	309,090	1.62	5.00
Exercised during 2013	(56,666)	-	-	-
Forfeited or expired	(51,666)	0.99	-	-
Outstanding, December 31, 2013	1,484,499	1.03	2.88	996,554
Exercisable, December 31, 2013	1,115,006	0.97	2.41	818,531

	Number of Options	Weighted Averaged Exercise Price $
VESTED OPTIONS
Outstanding, January 1, 2012	638,176	0.89
Exercised during 2012	-	-
Vested Options during 2012	277,222	0.92
Forfeited during 2012	(66,332)	1.58
Outstanding, December 31, 2012	849,066	0.81
Exercised during 2013	(56,666)	-
Vested Options during 2013	367,272	1.19
Forfeited during 2013	(46,666)	0.96
Outstanding, December 31, 2013	1,115,006	0.97
NONVESTED OPTIONS
Nonvested, January 1, 2012	501,106	0.90
Granted during 2012	211,459	0.95
Vested during 2012	(277,222)	0.92
Forfeited during 2012	(668)	1.15
Nonvested, December 31, 2012	434,675	0.91
Granted during 2013	309,090	1.62
Vested during 2013	369,272	1.19
Forfeited during 2013	(5,000)	1.00
Nonvested, December 31, 2013	369,493	1.22

Milestone recognizes compensation expense on a straight line basis over the requisite service period and in case of performance based options over the period of the expected performance. During the years ended December 31, 2013 and 2012 Milestone recognized $219,196, and $142,770 of total employee compensation cost related to options that vested each year, respectively. As of December 31, 2013 and 2012, there was $400,212 and $169,764 of total unrecognized compensation cost related to non-vested options which Milestone expects to recognize over a weighted average period of 1.60 years and 1.60 years for December 31, 2013 and December 31, 2012, respectively.

A summary of option activity for non-employees under the plans as of December 31, 2012 and 2013, and changes during the year ended is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contracted Life (years)	Aggregate Intrinsic Options Value $
Outstanding, January 1, 2012	414,999	1.87	1.43	-
Exercisable, December 31, 2012	399,443	1.90	1.36	-
Granted during 2012	100,000	-	-	-
Forfeited during 2012	(175,000)	1.79	-	-
Outstanding, December 31, 2012	239,999	1.56	1.32	-
Exercisable, December 31, 2012	234,442	1.57	-	-
Forfeited during 2013	(66,667)	2.50	-	-
Outstanding, December 31, 2013	173,332	0.48	0.59	210,833
Exercisable, December 31, 2013	173,332	0.48	0.59	210,833

	Number of Options	Weighted Averaged Exercise Price $
VESTED OPTIONS
Outstanding, January 1, 2012	399,443	1.90
Exercised during 2012	-	-
Vested during 2012	9,999	1.10
Forfeited during 2012	175,000	1.79
Outstanding, December 31, 2012	234,442	1.57
Exercised during 2013	-	-
Vested during 2013	5,557	1.27
Forfeited during 2013	6,667	2.50
Outstanding, December 31, 2013	173,332	0.48
NONVESTED OPTIONS
Nonvested January 1, 2012	15,556	1.16
Granted during 2012	-	-
Vested during 2012	(9,999)	1.10
Forfeited during 2012	-	-
Nonvested December 31, 2012	5,557	1.27
Granted during 2013	-	-
Exercised during 2013	-	-
Vested during 2013	5,557	1.27
Outstanding, December 31, 2013	-	-

The fair value of the options was estimated on the date of grant using the Black Scholes option-pricing model. For the year ended December 31, 2013, the following weighted average assumptions were used in calculating fair value; expected life of 3 years; volatility of 117.82 and risk-free interest rate of 1.64%. There were no non-employee options granted for the year ending December 31, 2012. During the year ended December 31, 2013 and 2012, Milestone recognized $0.00 and $2,217 of expense related to non-employee options that vested, respectively. The total unrecognized compensation cost related to nonvested options was $0.00  as of December 31, 2013 and 2012.

NOTE L — EMPLOYMENT CONTRACT AND DEFERRED COMPENSATION

Employment Contracts

As of September 1, 2009 Milestone entered into a five-year employment agreement with Leonard Osser as its Chief Executive Officer. The term of the 2009 agreement is automatically extended for successive one-year periods unless prior to August 1 of any year, either party notifies the other that he or it chooses not to extend the term. Under the 2009 agreement, the CEO receives base compensation of $300,000 per year. In addition, the CEO, may earn annual bonuses up to an aggregate of $400,000, payable one half in cash and one half in common stock, contingent upon achieving targets set for each year by the Compensation Committee of the Board of Directors . In addition, if in any year of the term of the agreement the CEO earns a bonus, he shall also be granted five-year stock options to purchase twice the number of bonus shares earned. Each such option is to be exercisable at a price per share equal to the fair market value of a share on the date of grant (110%) of the fair market value if the CEO is a 10% or greater stockholder on the date of grant). The options shall vest and become exercisable to the extent of one-third of the shares covered at the end of each of the first three years following the date of grant, but shall only be exercisable while the CEO is employed by Milestone or within 30 days after the termination of his employment. In 2012 the CEO waived the option component of his bonus for that year.

In accordance with the employment contract, 1,306,716 shares of common stock are to be paid out at the end of the contract in settlement of $1,408,333 at December 31, 2013 and 1,182,493 shares of common stock are to be paid out at the end of the contract in settlement of $1,208,333 at December 31, 2012 of accrued deferred compensation and, accordingly, such shares have been classified in stockholders' equity with the common shares classified as to be issued.

This 2009 agreement amended the previous 2008 employment with 40-months remaining in its term. Under the 2008 agreement Mr. Osser is employed as an executive, but not the CEO. In March 2013, the 2008 agreement was amended to extend its remaining term to 120-months.

NOTE M — INCOME TAXES

Milestone’s expected federal income tax benefit computed at the statutory rate (40%) on the pre-tax income (loss) amounted to a liability of $255,000 in 2013 and a benefit of $296,000 in 2012. Such expense/benefit was recognized in the accompanying financial statements as of December 31, 2013, with recognition of a net operating loss carryforward. Due to Milestone’s history of past operating losses, which required a full valuation allowances for all of Milestone’s deferred tax assets at December 31, 2013 and 2012, no recognition was given to the utilization of the remaining net operating loss carryforward.

Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012
Current Assets
Allowance for doubtful accounts-short term	$2,000	$72,000
Inventory allowance	-	79,000
Warranty reserve	10,000	10,000
Impairment of Germany Investment	31,000	31,000
Deferred officers compensation	725,000	600,000
Subtotal	768,000	792,000
Valuation allowance	(768,000)	(792,000)
Current deferred tax asset	$-	$-
Non-current assets
Allowance for doubtful accounts-long term	$-	$67,000
Net operating loss carryforward	14,855,000	16,675,000
Subtotal	14,855,000	16,742,000
Valuation allowance	(14,855,000)	(16,742,000)
Non-current deferred tax asset	$-	$-

As of December 31, 2013 and 2012, Milestone has federal net operating loss carryforwards of approximately $43,596,000 and $48,537,000, respectively that will be available to offset future taxable income, if any, through December 2032. Milestone has state net operating losses of $515,000 and $2,875,000 in 2013 and 2012, respectively, expiring through December 2029.The utilization of Milestone’s net operating losses may be subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carry forwards before their utilization. Milestone has established a 100% valuation allowance for all of its deferred tax assets due to uncertainty as to their future realization.

A reconciliation of the statutory tax rates for the years ended December 31, is as follows:

	2013	2012
Statutory rate	(34)%	(34)%
State income tax - all states	(6)%	(6)%
	(40)%	(40)%
Current year valuation allowance	40%	40%
Benefit for income taxes	0%	0%

Accounting for Uncertain Tax Positions:

Milestone follows the Income Taxes Topic of the FASB Accounting Standards Codification, which provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. At December 31, 2013, no significant income tax uncertainties have been included in Milestone’s Balance Sheets. Milestone’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Statements of Operations. No interest and penalties are present for periods open. Tax returns for the 2010, 2011, and 2012 years are subject to audit by federal and state jurisdictions.

NOTE N — PRODUCT SALES AND SIGNIFICANT CUSTOMERS AND VENDORS

Milestone’s sales by product and by geographical region are as follows:

	Year End December 31,
	2013	2012
Instruments	$2,672,026	$2,146,756
Handpieces	7,294,810	6,344,021
Other	44,584	157,465
	$10,011,420	$8,648,242
United States	$5,299,552	$4,343,807
Canada	305,171	553,984
Other foreign	4,406,697	3,750,451
	$10,011,420	$8,648,242

Milestone has informal arrangements with the manufacturer of the STA, CompuDent and CompuMed instruments, one of the principal manufacturers for those instruments pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. Purchases from this supplier were $457,060 (13%) and $444,852 (18%) in 2013 and 2012, respectively. Milestone has a manufacturing agreement with one of the principal manufacturers, which is a related party, of its handpieces pursuant to which they manufacture products under specific purchase orders but without minimum purchase commitments. Purchases of handpieces from this vendor in China were $3,026,041 (87%) and $1,966,077 (82%) in 2013 and 2012, respectively. As further described in Note B, a five percent shareholder of Milestone is also a shareholder of this vendor. All other purchases from other suppliers were not significant in either 2013 or 2012.

For the year ended December 31, 2013, Milestone had two customers (distributors) that had approximately 42%, (21% and 21%) of its net product sales. Accounts receivable for the one major customer amounted to approximately $732,762, or 48% of gross accounts receivable. For the year ended December 31, 2012, Milestone had two customers (distributors) that had approximately 36%, (21% and 15%) of its net product sales. Accounts receivable, current and long term, for the three major customers amounted to approximately $421,890, or 38%, (8%, 10% and 20%) of gross accounts receivable.

NOTE O — COMMITMENTS AND OTHER

(1) Lease Commitments

The headquarters for Milestone is located at 220 South Orange Ave, Livingston, New Jersey. Milestone leases approximately 6,300 square feet of office space. The lease term expires June 30, 2014 at a monthly cost of $6,942. Milestone has entered negotiation with the landlord to extend this lease for an additional five year period. An agreement for the extension has not been reached. Additionally, Milestone has other smaller insignificant leases ending through 2017.A third party distribution and logistics center in Pennsylvania handles shipping and order fulfillment on a month-to-month basis.

Aggregate minimum rental commitments under noncancelable operating leases are as follows:

Year Ending December 31,
2014	$48,962
2015	7,309
2016	5,965
2017	5,965
2018	-
$68,201

For the years ended December 31, 2013 and 2012, respectively, rent expense amounted to $41,653 and $83,273 respectively.

(2) Contract Manufacturing Arrangement

Milestone has informal arrangements with the manufacturer of its products. STA, single tooth anesthesia, CompuDent and CompuMed instruments are manufactured for Milestone by Tricor Systems, Inc. pursuant to specific purchase orders. The STA and The Wand Handpiece with Needle are supplied to Milestone by a contractor in the United States, which arranges for its manufacture in China. These contractors provide an informal long term financing basis for Milestone.

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

(3) Other Commitments

The technology underlying the SafetyWand and CompuFlo, and an improvement to the controls for CompuDent were developed by the Director of Clinical Affairs and assigned to us. Milestone purchased this technology pursuant to an agreement dated January 1, 2005, for 43,424 shares of restricted common stock and $145,000 in cash, payable on April 1, 2005. In addition, the Director will receive additional payments of 2.5% of the total sales of products using certain of these technologies, and 5% of the total sales of products using certain other of the technologies. In addition, he is granted, pursuant to the agreement, an option to purchase, at fair market value on the date of the grant, 8,333 shares of the common stock upon the issuance of each additional patent relating to these technologies. If products produced by third parties use any of these technologies (under license from us) then he will receive the corresponding percentage of the consideration received by Milestone for such sale or license. Milestone expensed the Director’s royalty fees of $357,972 and $306,983 in 2013 and 2012, respectively. Additionally, Milestone expensed consulting fee to the Director $99,450 and $156,000 for year ended 2013 and 2012, respectively.

In January 2010, Milestone issued a purchase order to Tricor Instruments for the purchase of 12,000 STA Instruments to be delivered over the next three years. The purchase order is for $5,261,640.  As of December 31, 2013, Milestone’s production and sales of instruments to this commitment has been delayed. Consequently, advances to contractor has been classified as current and long term at December 31, 2013.

In August 2013, a shareholder of Milestone entered a three year agreement with the Milestone to provide financial and business strategic services. The fee for these services are $100,000 annually.

In November 2012, Milestone signed an exclusive distributor and marketing agreement with a well known US domestic distributor, for the sale and distribution of the STA instrument and handpieces in the United States and Canada. The marketing initiative will include participation in U.S. and Canada dental shows, as well as pediatric dental shows; an active advertising initiative targeting major dental publications; and direct mailing campaigns to over 15,000 dentists across the U.S. and Canada.

In August 2013, Milestone appointed Henry Schein as its exclusive distributor in the USA and Canada for the CompuDent handpieces.

NOTE P — PENSION PLAN

Milestone has a Defined Contribution Plan that allows eligible employees to contribute part of their salary through payroll deductions. Milestone does not contribute to this plan, but does pay the administrative costs of the plan, which were not significant.