Form 10-Q
period 2014-03-31
MILESTONE SCIENTIFIC INC.
filed 2014-05-13
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 13, 2014, the Issuer had a total of 17,905,465 shares of Common Stock, $.001 par value outstanding.

MILESTONE SCIENTIFIC INC

TABLE OF CONTENTS

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

MILESTONE SCIENTIFIC INC.

CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,398,847	$1,147,198
Accounts receivable, net of allowance for doubtful accounts of $5,000 as of March 31, 2014 and $5,000 as of December 31, 2013	1,221,375	1,532,856
Inventories	1,744,946	1,321,652
Advances on contracts	1,763,280	727,478
Prepaid expenses and other current assets	242,718	150,451
Total current assets	6,371,166	4,879,635
Advances on contracts	218,875	1,580,874
Investment in Milestone Medical Inc	852,295	924,115
Investment in Milestone Education LLC	38,666	42,082
Furniture, Fixtures & Equipment, net of accumulated depreciation of $458,614 as of March 31, 2014 and $476,884 as of December 31, 2013	24,562	23,988
Patents, net of accumulated amortization of $518,095 as of March 31, 2014 and $498,502 as of December 31, 2013	572,142	591,735
Other assets	12,917	12,917
Total assets	$8,090,623	$8,055,346
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,217,135	$2,020,368
Customer advances	507,345
Accrued expenses and other payables	484,012	515,133
Total current liabilities	2,208,492	2,535,501
Commitments and Contingencies
Stockholders' Equity
Preferred Stock, par value $.001, 5,000,000 shares	—	—
Common stock, par value $.001; authorized 50,000,000 shares; 17,780,465 shares issued, 1,964,930 shares to be issued and 17,747,132 shares outstanding as of March 31, 2014; 17,759,540 shares issued, 1,839,930 shares to be issued, and 17,726,207 shares outstanding as of December 31, 2013	19,745	19,599
Additional paid-in capital	66,844,506	66,677,200
Accumulated deficit	(60,070,604)	(60,265,438)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total stockholders' equity	5,882,131	5,519,845
Total liabilities and stockholders' equity	$8,090,623	$8,055,346

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net sales	$2,620,834	$2,489,542
Cost of products sold	882,997	812,043
Gross profit	1,737,837	1,677,499
Selling, general and administrative expenses	1,392,869	1,387,901
Research and development expenses	15,720	121,837
Total operating expenses	1,408,589	1,509,738
Income from operations	329,248	167,761
Other income (expenses)
Other income	-	17,543
Interest expense	(475)	(34,558)
Loss from Medical Joint Venture	(130,523)	—
Loss from Education Joint Venture	(3,416)	—
Total other expenses, net	(134,414)	(17,015)
Net income	$194,834	$150,746
Net income
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
Weighted average shares outstanding and to be issued -
Basic	17,787,352	16,351,894
Diluted	18,268,814	16,752,580

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2014

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance, January 1, 2014	19,599,470	$19,599	$66,677,200	$(60,265,438)	$(911,516)	$5,519,845
Options issued to employees and consultants	—	—	39,877	—	—	39,877
Exercise of stock options to be issued	95,000	95	37,905	—	—	38,000
Common stock to be issued for directors compensation	30,000	30	55,170	—	—	55,200
Common stock issued for payment of consulting services	13,939	14	22,486	—	—	22,500
Common stock issued for payment of employee compensation	6,986	7	11,868	—	—	11,875
Net income	—	—	—	194,834	—	194,834
Balance, March 31, 2014	19,745,395	$19,745	$66,844,506	$(60,070,604)	$(911,516)	$5,882,131

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$194,834	$150,746
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	4,041	4,400
Amortization of patents	19,593	19,375
Common stock and options for compensation, consulting and vendor services	88,052	280,610
Accrued interest expense on notes payable	—	24,419
Bad debt reversal	—	(55,987)
Loss on Earnings on Medical Joint Venture	130,523	—
Loss on Earnings on Education Joint Venture	3,416	—
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	311,481	(246,594)
(Increase) Decrease in inventories	(423,294)	13,012
Decrease to advance on contracts	326,197	39,756
(Increase) Decrease to prepaid expenses and other current assets	(50,866)	73,119
Decrease in accounts payable	(803,233)	(306,322)
Increase in customer advances	507,345	—
Decrease in accrued expenses	(31,121)	(80,201)
Net cash provided by (used in) operating activities	276,968	(83,667)

Cash flows from investing activities:
Investment in Medical Joint Venture	(58,703)	-
Investment in Education Joint Venture	—	(50,000)
Purchases of property and equipment	(4,616)	(856)
Payment for patents rights	—	(9,122)
Net cash used in investing activities	(63,319)	(59,978)

Cash flows from financing activities:
Proceeds from exercise of stock options	38,000	—
Proceeds from the sale of common stock	—	50,000
Proceeds from loan from related party	—	50,000
Net cash provided by financing activities	38,000	100,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	251,649	(43,645)
Cash and cash equivalents at beginning of period	1,147,198	165,249
Cash and cash equivalents at end of period	$1,398,847	$121,604
Supplemental disclosure on non cash investing and financing activities:
Shares issued to employees in lieu of cash compensation	$11,875	$11,875
Shares to be issued to directors for prepaid directors' fees	$55,200	$-

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2014

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

These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2013 included in Milestone’s Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone’s financial position as of March 31, 2014 and the results of its operations for the three months then ended.

The results reported for the three months ended March 31, 2014 are not necessarily indicative of the results of operations which may be expected for a full year.

Milestone has incurred significant operating losses since its inception. Milestone has positive cash flows from operating activities for the three months ending March 31, 2014 of $276,968 and a negative cash flow of $83,667 for the three months ended March 31, 2013. At March 31, 2014, Milestone had cash and cash equivalents of $1,398,847 and a positive working capital of $4,162,674. The working capital increased by $1,818,540 as compared to December 31, 2013. The positive change in working capital is due to Milestone’s increased profitability and net cash flow resulting in an increase in current assets (cash, accounts receivable and classification of advances on contracts from noncurrent to current) and a reduction in accounts payable. Milestone is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of March 31, 2014, Milestone does not expect to have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. Milestone may require the need for a higher level of marketing and sales efforts that at present it cannot fund. If Milestone is unable to continue to generate positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that Milestone will be able to continue to generate positive operating cash flows or that additional capital can be raised on terms and conditions satisfactory to Milestone, if at all. If positive cash flow cannot be continued to be achieved or if additional capital is required and it cannot be raised, then Milestone would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost saving measures, any of which might negatively affect Milestone’s operating results.

Milestone’s historical, and the matters discussed above, raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Recent Accounting Pronouncements

For the discussion of recent accounting pronouncements, please refer to Note 2, “Summary of Significant Accounting Policies,” in the 2013 Annual Report on Form 10-K. Milestone did not adopt any new accounting pronouncements during the three months ended March 31, 2014 that had a material effect on Milestone’s condensed financial statements.

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

For the quarter ending March 31, 2014 and 2013, Milestone calculated basic and fully diluted earnings per common share as described in the previous paragraph.

NOTE – 3 ACCOUNTS RECEIVABLE

Milestone sells a significant amount of its product on credit terms to its major distributors. Milestone estimates losses from the inability of its customers to make payments on amounts billed. A majority of credit sales are due within ninety days from invoicing.

NOTE – 4 INVESTMENT IN JOINT VENTURES

In March 2011, Milestone entered into an agreement with a People’s Republic of China (“PRC”) entity Beijing 3H Scientific Technology Co., Ltd (Beijing 3H), to establish a Medical Joint Venture entity in the PRC to develop intra-articular and epidural drug delivery instruments utilizing Milestone’s patented CompuFlo technology (the “Medical Joint Venture”). Beijing 3H agreed to contribute up to $1.5 million to this Medical Joint Venture entity, based on progress reports from Milestone and subject to refund if the instruments are not developed because of technological problems within 30 months of the inception date. Milestone evaluates the technological feasibility of the products to be developed using the CompuFlo technology periodically and at every reporting date to establish if circumstances indicate that the technology continues to be feasible. Based on the available evidence Milestone concluded that the contingency associated with the return of capital to Beijing 3H no longer existed as of December 31, 2013 since the instruments have advanced beyond the development stage and accordingly no amounts have been accrued in the accompanying financial statements relating to this contingency. Milestone, with the consent of Beijing 3H, organized a domestic research and development corporation to which the principal shareholders of Beijing 3H and other shareholders completed a capital contribution of $1,500,000. The Medical Joint Venture entity was initially owned fifty percent by shareholders of Beijing 3H and fifty percent by Milestone. Milestone contributed an exclusive worldwide royalty-free license to use CompuFlo technology to the Medical Joint Venture which was valued at approximately $245,000 and accounted for its investment in the Medical Joint Venture using the equity method of accounting. Further, Milestone was authorized by the Medical Joint Venture to manage and oversee the development of the two products for the Medical Joint Venture. In connection with this authorization, Milestone also entered into an agreement with a significant vendor to develop the two instruments included in the Medical Joint Venture.

Milestone will have distribution responsibility in the U.S. and Canada. Beijing 3H will distribute products exclusively in the PRC, Macao, Hong Kong and other regions of Asia. The rest of the world responsibilities will be shared by Milestone and Beijing 3H.

In July 2013, Milestone entered a strategic partnership with the largest provider of specialty sales and distribution solutions for healthcare in the United States. During the three year strategic partnership, the distributor will hold the exclusive rights to market, resell, label and distribute Milestone’s CompuFlo injection technology for use in epidural applications for childbirth and other pain management needs in hospitals in the U.S.

In the fourth quarter of 2013, Milestone Medical issued 2 million shares of its common stock in a private placement offering at $1.50 per share ($3.0 million) in Poland. As a result of this sale, Milestone Medical received net proceeds of $2,363,000. The effect of this sale of new shares was to reduce Milestone’s ownership percentage from 50% to 45.5% (post transaction). Consistent with the equity method of accounting, the dilution in ownership percentage is treated as if the decreased percentage of ownership was the result of the sale of these shares. As a result, Milestone recorded in the fourth quarter of 2013, a $1,363,650 gain on dilution effect on Medical Joint Venture.

Milestone recorded a Loss on Medical Joint Venture of $130,523. The losses described represent 45.5% of the applicable losses recorded by medical joint venture during the three months ended March 31, 2014. Milestone utilizes the equity method of accounting to recognize its financial results of the joint venture.

Milestone expended $39,153 on behalf of the joint venture in the year ended December 31, 2013 for legal fees related to the FDA (510k) certifications. As part of the joint venture agreement, Milestone is to pay all fees related to the USA FDA certification process.

Milestone has an investment in the Joint Venture of $852,295 at March 31, 2014 and there are no remaining suspended losses.

The Medical Joint Venture’s cumulative expenses through for the quarter ending March 31, 2014 were approximately $287,000.

On July 1, 2013, Milestone Scientific Inc. and Milestone Medical Inc., a medical joint venture 45.5 percent of which is owned by Milestone, signed an agreement for the reimbursement of specific expenses incurred by Milestone Scientific Inc. specifically for the benefit of Milestone Medical Inc. The expenses related to the agreement that have not been paid are $48,641 as of March 31, 2014 and are included in accounts receivable, net. This includes $24,553 of charges for three months ended March 31, 2014.

In the first quarter of 2013, the CEO of Milestone loaned Milestone $50,000 for use in capitalizing a fifty percent equity portion in the joint venture with Milestone Education LLC (the “Education Joint Venture”). This balance is included in the accrued expenses on the condensed balance sheets. There is no interest to this agreement and the loan was paid in April 2014.

The Education Joint Venture is expected to provide training and education to our dentists throughout the world. Milestone accounted for its investment in the Education Joint Venture using the equity method of accounting. Milestone Education LLC began operation in 2013. As of March 31, 2014, the Education Joint Venture has incurred a loss of $6,830 and fifty percent of these losses are recorded in the Statement of Income for Milestone.

NOTE – 5 Stock Option Plans

A summary of option activity for employees under the plans and changes during the three months ended March 31, 2014, is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Outstanding, January 1, 2014	1,484,499	1.03	2.88	996,554
Granted	6,024	1.65	4.75	—
Exercised	60,000	0.40	—	—
Forfeited or expired	—	—	—	—
Outstanding, March 31, 2014	1,430,523	1.06	2.72	792,444
Exercisable, March 31, 2014	1,079,232	1.00	2.28	662,178

Milestone recognizes stock compensation expense on a straight line basis over the requisite service period. During the three months ended March 31, 2014, Milestone recognized $39,877 of total stock compensation cost. As of March 31, 2014, there was $357,790 of total unrecognized compensation cost related to non-vested options which Milestone expects to recognize over a weighted average period of 2.50 years. A six percent rate of forfeitures is assumed in the calculation of the compensation cost for the period.

Expected volatilities are based on historical volatility of Milestone’s common stock over a period commensurate with the anticipated term. Milestone uses historical data to estimate option exercise and employee termination within the valuation model.

A summary of option activity for non-employees under the plans and changes during the three months ended March 31, 2014, is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Outstanding, January 1, 2014	173,332	0.48	0.59	210,833
Granted	—	—	—	—
Exercised	35,000	0.40	—	—
Forfeited or expired	—	—	—	—
Outstanding, March 31, 2014	138,332	0.50	0.43	151,499
Exercisable, March 31, 2014	138,332	0.50	0.43	151,499

During the three months ended March 31, 2014, Milestone had no expenses related to non-employee options that vested during the period. There was no unrecognized compensation cost related to non-vested options as of March 31, 2014. A six percent rate of forfeitures is assumed in the calculation of the compensation cost for the period.

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

NOTE – 6 CONCENTRATION OF CREDIT RISK

Milestone’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable, and advances on contracts. Milestone places its cash and cash equivalents with large financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone to credit risk consist principally of trade accounts receivable, as Milestone does not require collateral or other security to support customer receivables, and advances on contracts. Milestone entered into a purchase agreement with a vendor to supply Milestone with 12,000 STA Instruments (5,633 instruments are remaining on the purchase order as of March 31, 2014). As part of these agreements, Milestone has advanced approximately $1,982,000 and $2,308,000 to the vendor for purchase of materials at March 31, 2014 and December 31, 2013, respectively. The advance will be credited to Milestone as the goods are delivered. Milestone does not believe that significant credit risk exists with respect to this advance to the contract manufacturer.

Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management has provided a reserve that it believes is sufficient record accounts receivable at net realizable value as of March 31, 2014 and December 31, 2013.

NOTE – 7 ADVANCES ON CONTRACTS

The advances on contracts represent funding of future STA inventory purchases. The balance of the advances as of March 31, 2014 and December 31, 2013 is $1,982,155 and $2,308,352, respectively. The portion of the advance that is expected to be utilized in the next twelve months is classified as current asset, with the remainder classified as non-current asset.

NOTE – 8 CUSTOMER ADVANCES

As of March 31, 2014, several customers paid in advance for future shipments of merchandise. These advanced payments will be reduced as shipments are made in 2014.

NOTE – 9 NOTE PAYABLE

Milestone borrowed $450,000 from a shareholder in 2008. The loan was originally a short term loan with a maturity date of January 19, 2009. In December 2008, May 30, 2012 and on March 29, 2013, this loan was extended and the due date was last fixed at January 5, 2015. The loan accrues interest at 12% per annum, interest compounds quarterly, and interest and principal is due at the maturity. The loan and its related interest was converted to 614,344 shares of common stock on August 8, 2013.

Interest expense for the three months ended March 31, 2013 was $24,419. Accrued interest payable related to the note payable were $306,313 at March 31, 2013. The Company had also secured a line of credit, from this shareholder, for $1.3 million which was converted into equity in 2009. However, the accrued interest remaining on the line of credit was not converted and the remaining balance at March 31, 2013 was $74,669 and accrues interest at 6%, per annum.

Additionally, Milestone has an agreement with the manufacturer of the CompuDent and STA instruments to accrue interest on their outstanding accounts payable balance. For the quarter ending March 31, 2013, the interest expense for this indebtness was $9,445.

NOTE – 10 INCOME TAXES

Milestone’s expected federal and state income tax liability and benefit computed at the statutory rate (40%) on the pre-tax income for the quarters ending March 31, 2014 and 2013 amounted to a liability of $151,000 and $42,000, respectively. Such expense was recognized in the accompanying financial statements as of March 31, 2014 with recognition of a net operating loss carryforward. Due to Milestone’s history of past operating losses, which required a full valuation allowances for all of Milestone’s deferred tax assets at March 31, 2014 and 2013, no recognition was given to the utilization of the remaining net operating loss carryforwards.

NOTE – 11 STOCK ISSUANCES

During the three months ended March 31, 2014, Milestone issued 6,986 shares of common stock valued at $11,875 for payment of employee compensation. In addition, 95,000 shares to be issued on the exercised of certain stock options at a price of $0.40 per share during the quarter ending March 31, 2014. Milestone issued 13,939 shares of common stock, valued at $22,500, for payment of consulting services. In the first quarter of 2014, Milestone’s to be issued shares for the Board are 30,000, valued at $55,200 for their Directors’ compensation.

NOTE – 12 RELATED PARTY

A shareholder of Milestone is also a shareholder of a major supplier of handpieces to Milestone. In addition, he is an investor in the PRC entity, Beijing 3H, which entered into a Medical Joint Venture agreement with Milestone. Milestone purchased $824,574 and $663,420 from the supplier for the three months ended March 31, 2014 and 2013, respectively. Milestone owed $671,777 and $1,024,653 to this supplier as of March 31, 2014 and December 31, 2013, respectively.

In the first quarter of 2013, the CEO of Milestone loaned the Company $50,000 for use in capitalizing a fifty percent equity portion in the joint venture with Milestone Education LLC. There is no interest to this agreement and the loan was paid in April 2014.

NOTE – 13 SIGNIFICANT CUSTOMERS

Milestone had three customers (distributors) for the three months ended March 31, 2014, that had approximately 57% of its net product sales and three customers (distributors) that had approximately 49% of its net product sales for three months ended March 31, 2013. Milestone had accounts receivable for one major customers that amounted to $621,062 representing 51% of gross accounts receivable as of March 31, 2014 and accounts receivable for one major customer that amounted to $732,762 representing 48% of gross accounts receivable as of December 31, 2013, respectively.

Milestone’s sales by product and by geographical region are as follows:

	Three Months Ended March 31,
	2014	2013
Instruments	$840,981	$517,450
Handpieces	1,733,217	1,925,663
Other	46,636	46,429
	$2,620,834	$2,489,542

United States	$1,213,643	$1,300,500
Canada	24,736	55,602
Other Foreign	1,382,455	1,133,440
	$2,620,834	$2,489,542

NOTE – 14 PENSION PLANS

Milestone has a defined contribution plan that allows eligible employees to contribute part of their salary through payroll deductions. Milestone does not contribute to this plan but does pay the administrative costs of the plan, which are not significant.

In March 2014, the Board of Directors approved the Compensation Committee’s request to amend the Chief Executive Officer of Milestone’s employment agreement to provide benefits to make payments of $203,111 per year for five years to the Executive, or as he directs such payments to a third party, to fund his acquisition of, or contribution to an annuity, pension, or deferred distribution plan or for an investment for the Executive and his family. For the quarter ended March 31, 2014, approximately $17,000 was charged to expenses for this commitment.

NOTE – 15 COMMITMENTS AND OTHER

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

The technology underlying the SafetyWand and CompuFlo, and an improvement to the controls for CompuDent were developed by the Director of Clinical Affairs and assigned to us. Milestone purchased this technology pursuant to an agreement dated January 1, 2005. The Director will receive additional payments of 2.5% of the total sales of products using certain of these technologies, and 5% of the total sales of products using certain other of the technologies. In addition, the Director is granted, pursuant to the agreement, an option to purchase, at fair market value on the date of the grant, 8,333 shares of the common stock upon the issuance of each additional patent relating to these technologies. If products produced by third parties use any of these technologies (under license from us) then the Director will receive the corresponding percentage of the consideration received by Milestone for such sale or license. Milestone expensed the Director’s royalty fees of $104,197 and $93,186 for the three months ended March 31, 2014 and 2013, respectively. Additionally, Milestone expensed consulting fees to the Director of 14,300 and $39,000 for the three months ended March 31, 2014 and 2013, respectively.

In January 2010, Milestone issued a purchase order to Tricor Systems Inc for the purchase of 12,000 STA Instruments to be delivered over the next three years. The purchase order is for $5,261,640. As of March 31, 2014, Milestone’s production and sales of instruments to this commitment has been delayed. Consequently, advances on contracts have been classified as current and long term at March 31, 2014.

In August 2013, a shareholder of Milestone entered a three year agreement with Milestone to provide financial and business strategic services. The fee for these services are $100,000 annually.

Subsequent Events

In April 2014, the officers of Milestone elected to receive a total of approximately 980,000 shares of previously recorded shares to be issued. As a result, the 980,000 shares subsequent to March 31, 2014 will be recorded as issued and outstanding shares at March 31, 2014.

In May 2014, the State Food and Drug Administration of the PRC (SFDA) granted registration approval for the sale of the STA handpieces in China.

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

OVERVIEW

In 2014, Milestone remains focused on advancing efforts to achieve our two primary objectives; those being:

•	Enhancing our global reach by partnering with distribution companies in the medical sector and
•

Optimizing our tactical approach to product sales and marketing in order to materially increase penetration of the global dental and medical markets with our proprietary, patented Computer-Controlled Local Anesthesia Delivery (C-CLAD) solution, the STA Single Tooth Anesthesia Instrument (STA Instrument)

STA Instrument Growth

Since its market introduction in early 2007, the STA Instrument and a prior computerized controlled local anesthesia delivery product have been used to deliver over 49 million safe, effective and comfortable injections. The instrument has also been favorably evaluated in numerous peer-reviewed, published clinical studies and associated articles. Moreover, there appears to be a growing consensus among users that the STA Instrument is proving to be a valuable and beneficial instrument that is positively impacting the practice of dentistry worldwide.

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

In early October 2012, the State Food and Drug Administration (SFDA) of the People’s Republic of China approved Milestone’s Single Tooth Anesthesia System® (STA System). In May 2014, the SFDA granted registration approval for the sale of the STA handpieces in China.

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

In July 2011, we entered into a definitive joint venture agreement with Beijing 3H (Heart-Help-Health) Scientific Technology Co., Ltd. (Beijing 3H) for the development, commercialization, manufacture and marketing of epidural and intra-articular injection medical instruments. Milestone Scientific holds a 45.5% interest in the joint venture and shareholders of Beijing 3H and others holds a 45.5% interest (the “Medical Joint Venture”). The Beijing 3H shareholders include a large shareholder in Milestone who is also the principal of a supplier to Milestone.

Segmented Sales Performance

The following table shows a breakdown of Milestone’s product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Three Months Ended March 31,
	2014		2013
DOMESTIC
Instruments	$158,708	13.1%	$208,139	16.0%
Handpieces	1,025,493	84.5%	1,056,051	81.2%
Other	29,442	2.4%	36,310	2.8%
Total Domestic	$1,213,643	100.0%	$1,300,500	100.0%
INTERNATIONAL
Instruments	$682,273	48.5%	$309,311	26.0%
Handpieces	707,724	50.3%	869,612	73.1%
Other	17,194	1.2%	10,119	1.1%
Total International	$1,407,191	100.0%	$1,189,042	100.2%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$1,213,643	46.3%	$1,300,500	52.2%
International	1,407,191	53.7%	1,189,042	47.8%
Total Product Sales	$2,620,834	100.0%	$2,489,542	100.0%

We earned gross profits of 66% and 67% for the three months ended March 31, 2014 and 2013, respectively. However, the revenues and related gross profits have not been sufficient to support overhead, new product introduction and research and development expenses. Although we anticipate expending funds for research and development in 2014, these amounts will vary based on the operating results for each quarter. We incurred operating losses and negative cash flows from operating activities every year since our inception, except for 2013. At March 31, 2014, we believe that we do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months. We are actively pursuing the generation of positive cash flows from operating activities through increase in revenue, assessment of current contracts and current negotiations. There is no assurance that we will be able to achieve positive operating cash flows or that additional capital can be raised on terms and conditions satisfactory to us, if at all. If additional capital is required and it cannot be raised, then we would be forced to curtail our development activities, reduce marketing for existing dental products or adopt other cost saving measures, any of which might negatively affect our operating results.

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

Accounts Receivable

The realization of accounts receivable current and long-term will have a significant impact on us. Consequently, Milestone estimates its allowance for doubtful accounts resulting from the inability of its customers to make payments for amounts billed. The collectability of outstanding amounts is continually assessed.

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

Investment in Medical Joint Venture

We entered into a Medical Joint Venture with a third party, Beijing 3H, for the development and commercialization of two medical products. We own 45.5% percent of the Medical Joint Venture and have recorded our investment on the equity basis of accounting. Milestone’s proportionate share of expenses incurred by the Medical Joint Venture will be charged to the Statement of Operations on a periodic basis.

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

Results of Operations

The consolidated results of operations for the three months ended March 31, 2014 compared to the same three month period in 2013 reflect our focus and development on the Wand/STA Instrument, as well as continuing efforts on identifying collaborative partners which will allow for new product development utilizing our CompuFlo technology.

The following table sets forth, for the periods presented, the statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

	Three Months Ended March 31
	2014		2013
Net sales	$2,620,834	100%	$2,489,542	100%
Cost of products sold	882,997	34%	812,043	33%
Gross Profit	1,737,837	66%	1,677,499	67%
Selling, general and administrative expenses	1,392,869	53%	1,387,901	53%
Research and development expenses	15,720	1%	121,837	5%
Operating expenses	1,408,589	54%	1,509,738	58%
Income from operations	329,248	13%	167,761	6%
Total other expenses	(134,414)	-5%	(17,015)	-1%
Net income	$194,834	7%	$150,746	5%

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Total product sales for the three months ended March 31, 2014 and 2013 were $2,620,834 and $2,489,542, respectively. The total increase in product sales of $131,292 or 5%, in 2014 from 2013 is principally the result of increase in international revenues. Domestic instruments sales decreased by $49,430 in 2014 from 2013. In the domestic market, although the total handpiece sales decreased by $30,558 or 3% in 2014 over 2013, STA handpiece sales increased by $23,902 in 2014 over 2013. The training component of our business is showing positive results on the increased STA handpiece sales in the domestic market. On the international front, instruments sales increased in the first quarter of 2014 from 2013 by 372,961 or 121%, principally due to a significant increase in the sales of the STA Instruments by $383,086 in 2014 over 2013 due to a change in marketing strategy for our international business. Internationally, handpiece sales decreased by $161,887 or 19% due to a decrease in Wand handpieces sales of $365,450 in 2014 over 2013. STA handpiece sales increased by $203,563 or 67% for the first quarter 2014 over 2013. The sales of Wand Plus Instruments to the European community ceased in 2012 due to a change in the regulations. The Wand Plus users in Europe will continue to own, utilize and purchase the handpieces.

Cost of products sold for the three months ended March 31, 2014 and 2013 were $882,997 and $812,043, respectively, an increase of $70,954 or 9%.

For the three months ended March 31, 2014, Milestone generated a gross profit of $1,737,837 or 66%, as compared to a gross profit of $1,677,499, or 67%, for the three months ended March 31, 2013. The total increase in gross profit dollars of $60,338 is primarily due to an increase in revenue.

Selling, general and administrative expenses for the three months ended March 31, 2014 and 2013 were $1,392,869 and $1,387,901, respectively. This increase in expenses of $4,968 is described in the following sections of this report. Milestone continues to focus on controlling expenses in all categories. The first quarter of 2014 noted several areas of savings as Milestone continues on its planned business model change, through the training and education hygienist program. First, marketing expenses decreased by approximately $19,000 as Milestone targeted this venue as a more costly method to present our Wand/STA Instrument.  Milestone has decided to focus its attention on the national shows that are focused on a higher attendance by individual dentists as well as dental practice groups. Additionally, a large portion of our previous marketing and selling costs in the U.S. and Canada are now incurred by our exclusive STA distributor. Sales expenses also decreased by approximately $12,000 during the first quarter of 2014 principally in travel related cost. Other expenses for the quarter increased by approximately $153,000 as compared to the same period in 2013. The reserve for bad debt increased by approximately $56,000 as Milestone reversed a portion of the bad debt reserve based on payments made by a Chinese distributor in the first quarter of 2013 and the reserves were completely reversed in 2013. Consulting expenses increased by approximately $60,000. There was an increase in royalty commission by approximately $11,000 as compared to the same period in 2013. International travel cost increased by approximately $4,000. The offset for other expenses are the decreases in excise tax of approximately $20,000 due to the new law passed in 2013. Salaries decreased by approximately $99,000 in this quarter over the comparable quarter in the prior year. Legal fees decreased by approximately $17,000 in the aggregate for routine litigation and patent annuities.

Research and development expenses for the three months ended March 31, 2014 and 2013 were $15,720 and $121,837, respectively, a decrease of $106,117 or 87%, due to the software enhancement of the STA Instrument in 2013.

The income from operations for the three months ended March 31, 2014 and 2013 was $329,248 and $167,761, respectively. The $161,487, or 96%, increase is explained above.

Interest expense of $34,558, relating to the $1.3 million line of credit which was subsequently converted into common stock in December 2009 and the $450,000 long term note payable, was charged for the three months ended March 31, 2013, this was converted to common stock on August 8, 2013. (see Note 8 to the financials). Additionally, Milestone accrued interest expense of $9,445 and $20,901 for the overdue accounts payable on the balance to the instrument assembler at March 31, 2013 and this did not happen in 2014.

There is a Loss on the Medical Joint Venture of $130,523 for the quarter ending March 31, 2014. There was a Loss on the Education Joint Venture of $3,415 for the quarter ending March 31, 2014.

For the reasons explained above, net income for the three months ended March 31, 2014 and 2013 was $194,834 and $150,746, respectively. The $44,088, or 29%, increase in net income is primarily a result of an increase in gross margin dollars of $60,338 enhanced by an increase in selling, general and administrative expenses of $4,969 and an increase of $133,939 for the non-cash loss on the joint ventures offset by a decrease in research and development expense of $106,117.

Liquidity and Capital Resources

As of March 31, 2014, Milestone had cash and cash equivalents of $1,398,847 and a positive working capital of $4,162,674. Milestone had net income of $194,834 and $150,746 for the three months ended March 31, 2014 and 2013, respectively. The positive working capital of $4,162,674 in 2014 was the result of classification of the advances on contracts from noncurrent to current because of the 5,633 STA instruments Milestone will receive in 2014. Additionally, the accounts payable due this supplier is $76,102 as of March 31, 2014. This represents a $38,742 increase over December 31, 2013.

There was a substantial increase in working capital at March 31, 2014, of $1,818,540 from $2,344,135 at December 31, 2013. The net current asset increased by $1,491,531. The significant current asset changes are: current accounts receivable decreased by $311,481, cash increased by $251,649 and inventory increased by $423,294. Current liabilities decreased by $327,008.

Milestone, at March 31, 2014, has agreed to accept the remaining 5,633 STA instruments by November 30, 2014, thereby decreasing the noncurrent advances on contracts of $1,361,999. Milestone continues to take positive steps to maintain adequate inventory levels and advances on contracts to maintain available inventory to meet our domestic and international sales requirements.  Cash flows from operating activities for the three months ended March 31, 2014 and 2013 were a positive $276,968 and a negative $83,667, respectively.

For the three months ended March 31, 2014, our net cash provided by operating activities was $276,968. This was attributable primarily to a net income of $194,834 adjusted for noncash items of $245,625, principally common stock issued for compensation, consulting and vendor services, and changes in operating assets and liabilities of $163,491.

Milestone has incurred operating losses and negative cash flows from operating activities since its inception, except for the four quarters of 2013. Milestone is actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of March 31, 2014, Milestone believes that it does not have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. However, if Milestone requires a higher level of marketing and sales effort, or if Milestone is unable to continue generating positive cash flows from its operating activities it will need to raise additional capital. There is no assurance that Milestone will be able to continue to achieve positive operating cash flows or that additional capital can be raised on the terms and conditions satisfactory to Milestone if at all. If additional capital is required and it cannot be raised, then Milestone would be forced to curtail its development activities, reduce marketing expenses for existing dental products or adopt other cost savings measures, any of which might negatively affect Milestone’s operating results.

Milestone’s historical losses and negative operating cash flows raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Milestone’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of Milestone’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, Milestone’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of the Evaluation Date are effective to ensure that information required to be disclosed in the reports Milestone files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Milestone’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

There were no changes in Milestone’s internal control over financial reporting identified in connection with the evaluation that occurred during Milestone’s last fiscal quarter ended March 31, 2014 that have materially affected, or that are reasonably likely to materially affect, Milestone’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In the quarter ended March 31, 2014, Milestone issued total 20,925 shares valued at $34,375 as follows:

	Shares	$
Shares issued for services	13,939	$22,500
Shares issued for Employee Compensation	6,986	11,875
	20,925	$34,375

These issuances were exempt from registration pursuant to Section 4 (a)(2) of the Securities Act of 1933, as amended (the “Act”) and a legend restricting the sale, transfer, or other disposition of these shares other than in compliance with the Act was imprinted on stock certificates evidencing the shares.

ITEM 3. DEFAULT UPON SENIOR SECURTIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

10.22	Amendment to the Employment Agreement with Leonard Osser, effective March 17, 2014.*

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Operating Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Operating Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

*	Filed herewith.

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

Date: May 13, 2014