Form 10-Q
period 2014-06-30
MILESTONE SCIENTIFIC INC.
filed 2014-08-14
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 13, 2014, the Issuer had a total of 21,191,433 shares of Common Stock, $.001 par value outstanding.

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

MILESTONE SCIENTIFIC INC.

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,121,721	$1,147,198
Treasury Bills	9,498,498	—
Accounts receivable, net of allowance for doubtful accounts of $5,000 as of June 30, 2014 and $5,000 as of December 31, 2013	1,443,386	1,532,856
Inventories	1,964,390	1,321,652
Advances on contracts	1,454,807	727,478
Prepaid expenses and other current assets	161,560	150,451
Total current assets	15,644,362	4,879,635
Advances on contracts	218,875	1,580,874
Investment in Milestone Medical Inc	760,750	924,115
Investment in Milestone Education LLC	34,261	42,082
Furniture, Fixtures & Equipment net of accumulated depreciation of $454,818 as of June 30, 2014 and $476,884 as of December 31, 2013	38,153	23,988
Patents, net of accumulated amortization of $537,687 as of June 30, 2014 and $498,502 as of December 31, 2013	552,550	591,735
Other assets	12,917	12,917
Total assets	$17,261,868	$8,055,346
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$983,972	$2,020,368
Customer advances	209,000	—
Accrued expenses and other payables	754,538	515,133
Total current liabilities	1,947,510	2,535,501
Commitments and Contingencies
Stockholders' Equity
Series A Convertible Preferred Stock, par value $.001, authorized 5,000,000 shares, 7,000 and zero shares issued and outstanding, respectively	$7	$—
Common stock, par value $.001; authorized 50,000,000 shares; 21,074,786 shares issued 875,322 shares to be issued and 21,041,453 shares outstanding as of June 30, 2014; 17,759,540 shares issued, 1,839,930 shares to be issued, and 17,726,207 shares outstanding as of December 31, 2013	21,949	19,599
Additional paid-in capital	76,443,979	66,677,200
Accumulated deficit	(60,240,061)	(60,265,438)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total stockholders' equity	15,314,358	5,519,845
Total liabilities and stockholders' equity	$17,261,868	$8,055,346

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED STATEMENTS OF OPERATION

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Product sales	$2,506,932	$2,278,235	$5,127,766	$4,767,778
Cost of products sold	912,406	744,108	1,795,403	1,556,152
Gross profit	1,594,526	1,534,127	3,332,363	3,211,626
Selling, general and administrative expenses	1,517,854	1,340,129	2,910,724	2,728,031
Research and development expenses	29,165	42,885	44,885	164,722
Total operating expenses	1,547,019	1,383,014	2,955,609	2,892,752
Income from operations	47,507	151,113	376,754	318,874
Other income (expenses)
Other income	—	—	—	17,543
Interest income (expense)	635	(30,011)	161	(64,569)
Loss on Earnings from Medical Joint Venture	(213,193)	(47,093)	(343,716)	(47,093)
Loss on Earnings from Education Joint Venture	(4,406)	—	(7,822)	—
Total other expenses, net	(216,964)	(77,104)	$(351,377)	$(94,119)
Net (loss) income applicable to common stockholders	$(169,457)	$74,009	$25,377	$224,754
Net (loss) income per share applicable to common stockholders -
Basic	$(0.01)	$0.00	$0.00	$0.01
Diluted	$(0.01)	$0.00	$0.00	$0.01
Weighted average shares outstanding and to be issued -
Basic	20,246,281	16,744,951	19,196,919	16,765,602
Diluted	20,248,281	17,056,219	22,206,942	17,124,936

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2014

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance, January 1, 2014	—	$—	19,599,470	$19,599	$66,677,200	$(60,265,438)	$(911,516)	$5,519,845
Options to employees and consultants			—	—	79,754	—	—	79,754
Common stock to be issued to employee for bonuses			12,500	12	19,988			20,000
Common stock issued for directors compensation			30,000	30	55,170			55,200
Common stock issued for payment of consulting services			23,730	24	37,476			37,500
Common stock issued for payment of employee compensation			14,408	14	23,736			23,750
Exercise of stock options for employees and consultants			195,000	195	61,805			62,000
Exercise of stock options for directors			75,000	75	41,175			41,250
Sale of Common Stock - Innovest and Series A Convertible Preferred Shares	7,000	7	2,000,000	2,000	9,447,676			9,449,683
Net income			—	—	—	25,377	—	25,377
Balance, June 30, 2014	7,000	$7	21,950,108	$21,949	$76,443,979	$(60,240,061)	$(911,516)	$15,314,358

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2014	2013
Cash flows from operating activities:
Net income	$25,377	$224,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	7,024	8,775
Amortization of patents	39,185	38,825
Common stock and options issued for compensation, consulting and vendor services	188,603	383,720
Accrued interest expense on notes payable	—	48,639
Bad debt reversal	—	(239,501)
Loss on Medical Joint Venture	343,716	47,093
Loss on Education Venture	7,822
Changes in operating assets and liabilities:
Decrease in accounts receivable	89,470	276,549
(Increase) in inventories	(642,738)	(218,559)
Decrease to advances on contracts	634,670	155,070
Decrease to prepaid expenses and other current assets	16,491	115,406
Decrease in accounts payable	(986,396)	(830,805)
Increase in customer advances	209,000	—
Increase (Decrease) in accrued expenses	239,404	(1,727)
Net cash provided by operating activities	171,628	8,239
Cash flows from investing activities:
Investment in Medical Joint Venture	(180,351)	(47,093)
Investment in Education Joint Venture	—	(50,000)
Investment in Treasury Bills	(9,498,498)	—
Purchases of property and equipment	(21,189)	(2,790)
Payments for patent rights	—	(16,565)
Net cash used in investing activities	(9,700,038)	(116,448)
Cash flows from financing activities:
Proceeds from exercise of stock options	103,250	29,600
Proceeds from the sale of common stock	—	50,000
Net proceeds on Private Placement Offering in May 2014	9,449,683	—
Proceeds from related party loan	—	50,000
Repayment from related party loan	(50,000)	(15,000)
Net cash provided by financing activities	9,502,933	114,600
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,477)	6,391
Cash and cash equivalents at beginning of period	1,147,198	165,249
Cash and cash equivalents at end of period	$1,121,721	$171,640
Supplemental disclosure of non cash investing and financing activities:
Shares issued to directors for the exercise of stock options	$41,250	$29,600
Shares issued to directors for compensation	$55,200	$45,000
Shares issued to employees for exercise of stock options	$24,000	$—
Shares issued to employees in lieu of cash compensation	$23,750	$23,750
Shares issued to consultants for exercise of stock options	$38,000	$—
Net proceeds on Private Placement Offering	$9,449,683	$—

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2014

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone’s financial position as of June 30, 2014 and the results of its operations for the three and six months then ended.

The results reported for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations which may be expected for a full year.

Milestone has incurred significant operating losses since its inception, through December 31, 2012. For the year ended December 31, 2013, Milestone had net income of $1,464,930. Milestone has positive cash flows from operating activities for the six months ending June 30, 2014 and 2013 of $171,628 and 8,239, respectively. At June 30, 2014, Milestone had cash and cash equivalents including Treasury Bills of $10,620,219 and a positive working capital of $13,696,852. The working capital increased by $11,352,718 as compared to December 31, 2013 working capital of $2,344,134. The positive change in working capital is due to Milestone’s capital raised of $10 million in May 2014 (net proceeds, $9,449,683), continued profitability and net cash flow resulting in an increase in current assets (cash and classification of advances on contracts from noncurrent to current) and a significant reduction in accounts payable. Milestone is actively pursuing the generation of continued positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of June 30, 2014, Milestone has sufficient cash reserves to meet all of its anticipated obligations for the next twelve months.

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period”, which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. Thus, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new guidance is effective for the Company beginning January 1, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in "Topic 605, Revenue Recognition" and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016, with early application not permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, "Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 provides a narrower definition of discontinued operations than that provided under existing U.S. GAAP. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, which disposal represents a strategic shift that has, or will have, a major effect on the reporting entity's operations and financial results, should be reported in the financial statements as a discontinued operation. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for disposals (or classifications as held for disposal) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

For a discussion of recent accounting pronouncement please refer to Note 2, “Summary of Significant Accounting Policies,” in the 2013 Annual Report on Form 10-K. Milestone did not adopt any new accounting pronouncements during the six months ended June 30, 2014 that had a material effect on Milestone’s condensed financial statements.

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

For the six months ending June 30, 2014 and 2013, Milestone calculated basic and fully diluted earnings per common share as described in the previous paragraph. The major differences between the basic and diluted shares outstanding for the six-months ended June 30, 2014 were from 259,532 shares related to in-the-money options (see Note 5) and 2,750,491 of common shares that would be issued upon conversion of the convertible preferred shares (see Note 13).

NOTE – 3 ACCOUNTS RECEIVABLE

Milestone sells a significant amount of its product on credit terms to its major distributors. Milestone estimates losses from the inability of its customers to make payments on amounts billed. A majority of credit sales are due within sixty days from invoicing.

NOTE – 4 TREASURY BILLS

The fair values of Milestone marketable securities are determined in accordance with GAAP, with fair value being defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Company utilizes the three-tier value hierarchy, as prescribed by GAAP, which prioritizes the inputs used in measuring fair value, as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Milestone invests excess cash in Treasury Bills with varying maturities, which are classified as available-for-sale securities and are re-measured to fair value on a recurring basis and are valued using Level 1 inputs, which are quoted prices (unadjusted) for identical assets in active markets:

June 30, 2014	Cost	Fair Value	Unrealized Gain (Loss)
Available for sale:

Treasury Bills	$9,498,680	$9,498,498	$182

NOTE –5 INVESTMENT IN JOINT VENTURES

In March 2011, Milestone entered into an agreement with a People’s Republic of China (“PRC”) entity Beijing 3H Scientific Technology Co., Ltd (Beijing 3H), to establish a Medical Joint Venture entity in the PRC to develop intra-articular and epidural drug delivery instruments utilizing Milestone’s patented CompuFlo technology (the “Medical Joint Venture” or “Milestone Medical”). Beijing 3H agreed to contribute up to $1.5 million to this Medical Joint Venture entity, based on progress reports from Milestone and subject to refund if the instruments are not developed because of technological problems within 30 months of the inception date. Milestone evaluates the technological feasibility of the products to be developed using the CompuFlo technology periodically and at every reporting date to establish if circumstances indicate that the technology continues to be feasible. Based on the available evidence Milestone concluded that the contingency associated with the return of capital to Beijing 3H no longer existed as of December 31, 2013 since the instruments have advanced beyond the development stage and accordingly no amounts have been accrued in the accompanying financial statements relating to this contingency. Milestone, with the consent of Beijing 3H, organized a domestic research and development corporation to which the principal shareholders of Beijing 3H and other shareholders completed a capital contribution of $1,500,000. The Medical Joint Venture entity was initially owned fifty percent by shareholders of Beijing 3H and fifty percent by Milestone. Milestone contributed an exclusive worldwide royalty-free license to use CompuFlo technology to the Medical Joint Venture which was valued at approximately $245,000 and accounted for its investment in the Medical Joint Venture using the equity method of accounting. Further, Milestone was authorized by the Medical Joint Venture to manage and oversee the development of the two products for the Medical Joint Venture. In connection with this authorization, Milestone also entered into an agreement with a significant vendor to develop the two instruments included in the Medical Joint Venture.

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

In the fourth quarter of 2013, Milestone Medical issued 2 million shares of its common stock in a private placement offering at $1.50 per share ($3.0 million) in Poland. As a result of this sale, Milestone Medical received net proceeds of $2,363,000. The effect of this sale of new shares was to reduce Milestone’s ownership percentage from 50% to 45.5% (post transaction). Consistent with the equity method of accounting, the dilution in ownership percentage is treated as if the decreased percentage of ownership was the result of the sale of these shares. As a result, Milestone recorded in the fourth quarter of 2013, a $1,363,650 gain on dilution effect on the Medical Joint Venture.

Milestone recorded a loss on Medical Joint Venture of $213,193 and $343,716 for the three and six months ended June 30, 2014, respectively. The losses described represent 45.5% of the applicable losses recorded by Medical Joint Venture during the three and six months ended June 30, 2014. Milestone recorded a loss on the medical joint venture of $47,093 for the three and six months ended June 30, 2013. The losses described represent 50% of the applicable losses reported by the medical joint venture during the three and six months ended June 30, 2013. Milestone utilizes the equity method of accounting to recognize its financial results of the joint venture.

Milestone expensed $92,300 and $131,453 on behalf of the Medical Joint Venture in the three and six months ended June 30, 2014 and 2013, respectively, for legal expenses related to the U.S. Food and Drug Administration (510k) certifications. As part of the joint venture agreement, Milestone is to pay all fees related to the FDA certification process.

Milestone has an investment in the Medical Joint Venture of $760,750 as of June 30, 2014 and there are no remaining suspended losses.

The Medical Joint Venture’s cumulative expenses for the three and six months ended June 30, 2014 are $469,031 and $756,185,  respectively.

On July 1, 2013, Milestone and Milestone Medical signed an agreement for the reimbursement of specific expenses incurred by Milestone specifically for the benefit of Milestone Medical. The expenses related to the agreement that have not been paid are $55,424 as of June 30, 2014 and are included in accounts receivable, net. This includes $107,877 and $132,431, which are the charges for three and six months ended June 30, 2014, respectively. The charges for the three and six months ended June 30, 2013 were $12,505, respectively.

In the first quarter of 2013, the CEO of Milestone loaned Milestone $50,000 for use in capitalizing a fifty percent equity portion in the joint venture with Milestone Education LLC (the “Education Joint Venture”). This balance is included in the accrued expenses and other payables on the condensed balance sheet at December 31, 2013. The loan bore no interest and was paid off in April 2014.

The Education Joint Venture is expected to provide training and education to our dentists throughout the world. Milestone accounted for its investment in the Education Joint Venture using the equity method of accounting. Milestone Education LLC began operation in 2013. The Education Joint Venture incurred a loss of $8,812 and $15,643 for the three and six months ended June 30, 2014, respectively. Fifty percent of these losses are recorded in the condensed statement of operations for the three and six months ended June 30, 2014.

In June 2014, Milestone agreed to invest $1.0 million through the contribution of 772 STA instruments (at a distributor price of approximately $1,295 per instrument) for a forty percent ownership in a Hong Kong based medical and dental distribution company, (“Milestone China”). The instruments will be shipped to the distributors over a period of two years. Milestone China will purchase STA handpieces on a cash basis as required. 300 STA instruments were shipped in July 2014 and will be recorded at Milestone’s cost in the investment account for Milestone China on the Balance Sheet in the third quarter of 2014. Milestone China did not begin operations until July 2014. Accordingly, no investment was recorded as of June 30, 2014.

NOTE – 6 Stock Option Plans

A summary of option activity for employees under the plans and changes during the six months ended June 30, 2014, is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price $	Life (Years)	Value $
Outstanding, January 1, 2014	1,484,499	1.03	2.88	996,554
Granted	6,024	1.65	4.75	—
Exercised	135,000	0.48	—	—
Forfeited or expired	—	—	—	—
Outstanding, June 30, 2014	1,355,523	1.09	2.61	1,102,022
Exercisable, June 30, 2014	1,004,232	1.03	2.19	874,649

Milestone recognizes stock compensation expense on a straight line basis over the requisite service period. For the three months ended June 30, 2014, Milestone recognized $39,876 of total stock compensation cost. During the six months ended June 30, 2014, Milestone recognized $79,753 of total compensation. As of June 30, 2014, there was $315,368 of total unrecognized compensation cost related to non-vested options which Milestone expects to recognize over a weighted average period of 2.25 years. A six percent rate of forfeitures is assumed in the calculation of the compensation cost for the period.

Expected volatilities are based on historical volatility of Milestone’s common stock over a period commensurate with the anticipated term. Milestone uses historical data to estimate option exercise and employee termination within the valuation model.

A summary of option activity for non-employees under the plans and changes during the six months ended June 30, 2014, is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price $	Life (Years)	Value $
Outstanding, January 1, 2014	173,332	0.48	0.59	210,833
Granted	—	—	—	—
Exercised	135,000	0.28	—	—
Forfeited or expired	—	—	—	—
Outstanding, June 30, 2014	38,332	1.20	0.66	26,999
Exercisable, June 30, 2014	38,332	1.20	0.66	26,999

During the six months ended June 30, 2014, Milestone had no expenses related to non-employee options that vested during the period. There was no unrecognized compensation cost related to non-vested options as of June 30, 2014.

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

NOTE – 7 CONCENTRATION OF CREDIT RISK

Milestone’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable, and advances on contracts. Milestone places its cash and cash equivalents with large financial institutions and in treasury bills. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone to credit risk consist principally of trade accounts receivable, as Milestone does not require collateral or other security to support customer receivables, and advances on contracts. Milestone entered into a purchase agreement with a vendor to supply Milestone with 12,000 STA Instruments (4,554 instruments are remaining on the purchase order as of June 30, 2014). As part of these agreements, Milestone has advanced approximately $1,674,000 and $2,308,000 to the vendor for purchase of materials at June 30, 2014 and December 31, 2013, respectively. The advance will be credited to Milestone as the goods are delivered. Milestone does not believe that significant credit risk exists with respect to this advance to the contract manufacturer.

Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management has provided a reserve that it believes is sufficient record accounts receivable at net realizable value as of June 30, 2014 and December 31, 2013.

Milestone purchased Treasury Bills with varying maturity dates periodically with excess cash.

NOTE – 8 ADVANCES ON CONTRACTS

The net advances on contracts represent funding of future STA inventory purchases. The balance of the net advances as of June 30, 2014 and December 31, 2013 is $1,673,682 and $2,308,352, respectively. The portion of the advance that is expected to be utilized in the next twelve months is classified as current asset, with the remainder classified as non-current asset.

NOTE – 9 CUSTOMER ADVANCES

As of June 30, 2014, several customers paid in advance for future shipments of merchandise. These advanced payments will be reduced as shipments are made in 2014.

NOTE – 10 NOTE PAYABLE

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

Interest expense related to the note payable for the three and six months ended June 30, 2013 was $24,220 and $48,639, respectively. Accrued interest payable related to the note payable were $405,202 at June 30, 2013. Milestone had also secured a line of credit, from this shareholder, for $1.3 million which was converted into equity in 2009. However, the accrued interest remaining on the line of credit was not converted and the remaining balance at June 30, 2013 was $75,795 and accrued interest at 6%, per annum.

Additionally, Milestone has an agreement with the manufacturer of the CompuDent and STA instruments to accrue interest on their outstanding accounts payable balance. For the quarter ending June 30, 2013, the interest expense for this indebtness was $9,445.

NOTE – 11 INCOME TAXES

Milestone’s expected federal and state income tax and benefit computed at the statutory rate (40%) on the pre-tax income for the six months ended June 30, 2014 and 2013 amounted to a benefit of $219,000 and $88,000, respectively. Such benefit was recognized in the accompanying financial statements as of June 30, 2014 with recognition of a net operating loss carryforward. Due to Milestone’s history of past operating losses, which required a full valuation allowances for all of Milestone’s deferred tax assets at June 30, 2014 and 2013, no recognition was given to the utilization of the remaining net operating loss carryforwards.

NOTE – 12 COMMON STOCK ISSUANCES

During the six months ended June 30, 2014, Milestone issued 14,408 shares of common stock valued at $23,750 for payment of employee compensation. In addition, 195,000 shares of common stock were issued on the exercised of certain stock options valued at $62,000 during the six months ended June 30, 2014. Milestone also issued 75,000 shares of common stock on the exercised of certain stock options at a price of $1.84, valued at $41,250 to the Board of Directors for the six months ended June 30, 2014 and 23,730 shares of common stock were issued, valued at $37,500, for payment of consulting services. In the six months ended June 30, 2014, Milestone issued 30,000 shares of common stock to the Board of Directors, valued at $55,200 for their compensation.

In the May 2014 Placement, Milestone issued 2 million shares of common stock for $3 million ($1.50 per share) in a capital raise  with gross proceeds totaling $10 million. Convertible Preferred Stock was also issued in that capital raise. – (See Note 13, below.)

NOTE – 13 PREFERRED STOCK ISSUANCE

In the May 2014 Placement, Milestone issued 7,000 shares of Convertible Preferred Stock, with a stated value of $1,000 per share which raised $7 million. The Series A Convertible Preferred Stock (the “Series A Stock”) votes together with the Common Stock on an as converted basis and as a single class, except that such shares have class voting rights as to amendments to the Certificate of Incorporation adversely affecting the Series A Stock, increases in the number of authorized shares in that Series, issuance of additional shares of Series A Stock, increases in the size of the board prior to the time the holders of the Series A Stock no longer have a right to nominate a designee for election to the board or issuance of “senior stock” or “parity stock.”  The Series A Stock is also entitled to a liquidation preference equal to the greater of 100% of its $1,000 per share stated value or the amount the Series A Stock would receive on conversion into Common Stock and is convertible into Common Stock at $2.545 per share at the option of the holder or mandatorily convertible at this price on May 14, 2019, unless certain “threshold” prices have not been achieved prior to that date.

NOTE – 14 RELATED PARTY

A shareholder of Milestone is also a shareholder of a major supplier of handpieces to Milestone. In addition, he is an investor in the PRC entity, Beijing 3H, which entered into a Medical Joint Venture agreement with Milestone. Milestone purchased $1,397,784 and $1,445,040 from the supplier for the six months ended June 30, 2014 and 2013, respectively. Milestone owed $395,951 and $1,024,653 to this supplier as of June 30, 2014 and December 31, 2013, respectively.

In the first quarter of 2013, the CEO of Milestone loaned the Company $50,000 for use in capitalizing a fifty percent equity portion in the Education Joint Venture. The loan bore no interest and was paid off in April 2014.

NOTE – 15 SIGNIFICANT CUSTOMERS & GEOGRAPHICAL INFORMATION

For the three months ended June 30, 2014, Milestone had two customers (distributors) that had approximately 47% of its net product sales and three customers (distributors) that had approximately 47% of its net product sales for three months ended June 30, 2013. Milestone had two customers (distributors) for the six months ended June 30, 2014 that had approximately 46% of its net product sales and three customers (distributors) that had approximately 34% of its net product sales for six months ended June 30, 2013, respectively. Milestone had accounts receivable for two customers that amounted to $781,835 representing 54% of gross accounts receivable as of June 30, 2014 and accounts receivable for three customers that amounted to $732,762 representing 48% of gross accounts receivable as of December 31, 2013, respectively.

Milestone’s sales by product and by geographical region are as follows:

	Three Months Ended June 30,
	2014	2013
Instruments	$683,398	$751,451
Handpieces	1,784,981	1,475,696
Other	38,553	51,088
	$2,506,932	$2,278,235

United States	$1,181,374	$1,080,451
Canada	47,138	66,741
Other Foreign	1,278,420	1,131,043
	$2,506,932	$2,278,235

	Six Months Ended June 30,
	2014	2013
Instruments	$1,524,379	$1,268,901
Handpieces	3,518,197	3,401,359
Other	85,190	97,518
	$5,127,766	$4,767,778

United States	$2,395,018	$2,380,952
Canada	71,873	122,343
Other Foreign	2,660,875	2,264,483
	$5,127,766	$4,767,778

NOTE – 16 PENSION PLANS

Milestone has a defined contribution plan that allows eligible employees to contribute part of their salary through payroll deductions. Milestone does not contribute to this plan but does pay the administrative costs of the plan, which are not significant.

In March 2014, the Board of Directors approved the Compensation Committee’s request to amend the Chief Executive Officer of Milestone’s employment agreement to provide benefits to make payments of $203,111 per year for five years to the Executive, or as he directs such payments to a third party, to fund his acquisition of, or contribution to an annuity, pension, or deferred distribution plan or for an investment for the Executive and his family. For the three and six months ended June 30, 2014, respectively, $50,778 and $67,704 was charged to expenses for this commitment. The first installment payment of $203,111 for this pension was paid in July 2014.

NOTE – 17 COMMITMENTS AND OTHER

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

The technology underlying the SafetyWand and CompuFlo, and an improvement to the controls for CompuDent were developed by the Director of Clinical Affairs and assigned to us. Milestone purchased this technology pursuant to an agreement dated January 1, 2005. The Director will receive additional payments of 2.5% of the total sales of products using certain of these technologies, and 5% of the total sales of products using certain other of the technologies. In addition, the Director is granted, pursuant to the agreement, an option to purchase, at fair market value on the date of the grant, 8,333 shares of the common stock upon the issuance of each additional patent relating to these technologies. If products produced by third parties use any of these technologies (under license from us) then the Director will receive the corresponding percentage of the consideration received by Milestone for such sale or license. For the three months ended June 30, 2014 and 2013, Milestone expensed the Director’s royalty fee of $97,917 and $85,054, respectively. Milestone expensed the Director’s royalty fees of $202,114 and $178,241 for the six months ended June 30, 2014 and 2013, respectively. Additionally, for the three months ended June 30, 2014 and 2013, Milestone expensed consulting fees to the Director of $10,400 and $39,000, respectively.  Milestone expensed consulting fees to the Director of $24,700 and $78,000, for the six months ended June 30, 2014 and 2013, respectively.

In January 2010, Milestone issued a purchase order to Tricor Systems Inc for the purchase of 12,000 STA Instruments to be delivered over the next three years. The purchase order is for $5,261,640. As of June 30, 2014, there are 4,554 STA instruments remaining on the purchase order. Milestone will receive these instruments by December 31, 2014. The advances on contracts have been classified as current and long term at June 30, 2014.

In August 2013, a shareholder of Milestone entered into a three year agreement with Milestone to provide financial and business strategic services. The fee for these services is $100,000 annually.

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

OVERVIEW

In 2014, Milestone remains focused on advancing efforts to achieve our two primary objectives; those being:

•

Optimizing our tactical approach to product sales and marketing in order to materially increase penetration of the global dental and medical markets with our proprietary, patented Computer-Controlled Local Anesthesia Delivery (C-CLAD) solution, the STA Single Tooth Anesthesia Instrument (STA Instrument) and

•	Enhancing our global reach by partnering with distribution companies in the medical sector and

STA Instrument Growth

Since its market introduction in early 2007, the STA Instrument and a prior computerized controlled local anesthesia delivery product have been used to deliver over 51 million injections. The instrument has also been favorably evaluated in numerous peer-reviewed, published clinical studies and associated articles. Moreover, there appears to be a growing consensus among users that the STA Instrument is proving to be a valuable and beneficial instrument that is positively impacting the practice of dentistry worldwide.

Global Distribution Network

United States and Canadian Market

In November 2012, Milestone entered an exclusive distribution and marketing agreement with a well-known U.S. domestic manufacturer and distributor, for the sale and distribution of the STA instruments and handpieces in United States and Canada.

International Market

On the global front, Milestone has also granted exclusive marketing and distribution rights for the STA Instrument to select dental suppliers in various international regions in Asia, Africa, South America and Europe. They include Istrodent in South Africa and Unident in the Scandinavian countries of Denmark, Sweden, Norway and Iceland.

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

In late June 2014, Milestone agreed to invest $1 million for a 40% ownership in a Hong Kong organized medical and dental distribution company (“Milestone China”). Milestone’s contribution to this entity will be 772 instruments and handpieces will be purchased for cash as required. The new entity should provide a positive impact on dental and future medical business in China and other parts of Asia. Milestone China did not begin operations until July 2114 and the first shipment of STA instruments occurred in July 2014.

Segmented Sales Performance

The following table shows a breakdown of Milestone’s product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Three Months Ended June 30,
	2014		2013
DOMESTIC
Instruments	$350,170	29.6%	$383,546	35.5%
Handpieces	813,448	68.9%	666,921	61.7%
Other	17,756	1.5%	29,984	2.9%
Total Domestic	$1,181,374	100.0%	$1,080,451	100.0%
INTERNATIONAL
Instruments	$333,228	25.1%	$367,905	30.7%
Handpieces	971,533	73.3%	808,775	67.5%
Other	20,797	1.6%	21,104	1.8%
Total International	$1,325,558	100.0%	$1,197,784	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$1,181,374	47.1%	$1,080,451	47.4%
International	1,325,558	52.9%	1,197,784	52.6%
Total Product Sales	$2,506,932	100.0%	$2,278,235	100.0%

	Six Months Ended June 30,
	2014		2013
DOMESTIC
Instruments	$508,878	21.2%	$591,685	24.9%
Handpieces	1,838,940	76.8%	1,722,973	72.4%
Other	47,200	2.0%	66,294	2.7%
Total Domestic	$2,395,018	100.0%	$2,380,952	100.0%
INTERNATIONAL
Instruments	$1,015,501	37.2%	$677,216	28.4%
Handpieces	1,679,257	61.4%	1,678,386	70.3%
Other	37,990	1.4%	31,224	1.3%
Total International	$2,732,748	100.0%	$2,386,826	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$2,395,018	46.7%	$2,380,952	49.9%
International	2,732,748	53.3%	2,386,826	50.1%
Total Product Sales	$5,127,766	100.0%	$4,767,778	100.0%

Milestone earned gross profits of 64% and 67% for the three months ended June 30, 2014 and 2013, respectively and 65% and 67% for the six months ended June 30, 2014 and 2013, respectively. However, the revenues and related gross profits historically have not been sufficient to support overhead, new product introduction and research and development expenses. Although Milestone anticipates expending funds for research and development in 2014, these amounts will vary based on the operating results for each quarter. Milestone incurred operating losses and negative cash flows from operating activities every year since our inception, except for 2013 and the six months ended June 30, 2014. At June 30, 2014, as a result of $10 million capital raise ($9.4 million net cash) in May 2014, Milestone has sufficient cash reserves to meet all of its anticipated obligations for at least the next twelve months.

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

Investment in Medical Joint Venture

Milestone entered into a Medical Joint Venture with a third party, Beijing 3H, for the development and commercialization of two medical products. Milestone own 45.5% percent of the Medical Joint Venture and have recorded our investment on the equity basis of accounting. Milestone’s proportionate share of expenses incurred by the Medical Joint Venture will be charged to the Statement of Operations on a periodic basis.

Investment in Milestone China

In July 2014, Milestone agreed to invest $1.0 million (whole price), 772 STA instruments for a forty percent ownership in a Hong Kong based medical and dental distribution company, (“Milestone China”). The instruments will be shipped to the distributor over a period of two years. The distributor will purchase STA handpieces on a cash basis as required. 300 STA instruments were shipped in July 2014 and will be recorded at Milestone’s cost in the investment account for Milestone China on the Balance Sheet in the third quarter 2014. Milestone China did not begin operations until July 2014.

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

Results of Operations

The consolidated results of operations for the three and six months ended June 30, 2014 compared to the same three and six months period in 2013 reflect our focus and development on the Wand/STA Instrument, as well as continuing efforts on identifying collaborative partners which will allow for new product development utilizing our CompuFlo technology.

The following table sets forth, for the periods presented, the statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Net sales	$2,506,932	100%	$2,278,235	100%	$5,127,766	100%	$4,767,778	100%
Cost of products sold	912,406	36%	744,108	33%	$1,795,403	35%	1,556,152	33%
Gross Profit	1,594,526	64%	1,534,127	67%	3,332,363	65%	3,211,626	67%
Selling, general and administrative expenses	1,517,854	61%	1,340,129	59%	2,910,724	57%	2,728,031	57%
Research and development expenses	29,165	1%	42,885	2%	44,885	1%	164,722	3%
Total operating expenses	1,547,019	62%	1,383,014	61%	2,955,609	57%	2,892,752	61%
Income from operations	47,507	2%	151,113	6%	376,754	7%	318,874	6%
Other expenses - interest & expenses	635	0%	(30,011)	-1%	161	0%	(47,026)	-1%
Total other expenses	(217,599)	-9%	(47,093)	-2%	(351,538)	-7%	(47,093)	-1%
Net (loss) income	$(169,457)	-7%	$74,009	3%	$25,377	0%	$224,754	-13%

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Total product sales for the three months ended June 30, 2014 and 2013 were $2,506,932 and $2,278,235, respectively. The total increase in product sales of $228,697, or 10%, in 2014 from 2013 is principally the result of increased handpiece revenues. Instruments sales decreased by $68,053 in 2014 from 2013. In the domestic market, total handpiece sales increased by $146,527, or 19% in 2014 over 2013. On the international front, handpiece sales increased in the second quarter of 2014 from 2013 by $162,758, or 20%. The Wand Plus Instrument is no longer being shipped to European customers, due to a change in regulations in 2012. Although the sales of Wand Plus Instruments to the European community will not continue, Milestone believes there are many Wand Plus users in Europe who will continue to own, utilize and purchase the handpieces.

Cost of products sold for the three months ended June 30, 2014 and 2013 were $912,406 and $744,108, respectively, an increase of $168,298, or 22.6%.  The increase is principally due to increased sales volumes.

For the three months ended June 30, 2014, Milestone generated a gross profit of $1,594,526, or 64%, as compared to a gross profit of $1,534,127, or 67%, for the three months ended June 30, 2013. The total increase in gross profit dollars of $60,399 is primarily due to an increase in revenue, at a lower distributor purchase price for the STA instruments for a limited time period. The strategy is to facilitate the deployment of the STA instruments on a faster pace, thus generating recurring handpiece revenue.

Selling, general and administrative expenses for the three months ended June 30, 2014 and 2013 were $1,517,854 and $1,340,129, respectively. This increase in expenses of $177,725 is described in the following sections of this report. Milestone continues to focus on controlling expenses in all categories. The second quarter of 2014 noted several areas of savings as Milestone continues on its planned business model change, through the training and education hygienist program. First, marketing expenses decreased by approximately $29,000 as Milestone targeted this venue as a more costly method to present our STA Instrument.  Milestone has decided to focus its attention on the national shows that are focused on a higher attendance by individual dentists as well as dental practice groups. Additionally, a large portion of our previous marketing and selling costs in the U. S. and Canada are now incurred by our exclusive STA distributor. Sales expenses also decreased by approximately $21,000 during the second quarter of 2014 principally in travel related cost. Other expenses for the quarter increased by approximately $305,000 as compared to the same period in 2013. Bad debt expense for the three months ended June 30, 2014 was zero as compared to a negative bad debt expense (reversal of reserve for bad debt) of approximately $184,000 as Milestone reversed a portion of the bad debt reserve based on payments made by a Chinese distributor in the second quarter of 2013 and the reserves were completely reversed in 2013. Consulting expenses increased by approximately $23,000. There was an increase in royalty commission by approximately $13,000 as compared to the same period in 2013. International travel cost increased by approximately $3,000. The offset for other expenses are the decreases in excise tax of approximately $4,000 due to the new law passed in 2013. Salaries decreased by approximately $104,000 in this quarter over the comparable quarter in the prior year as due to a reduction in sales personnel and the sharing of certain management personnel for the Medical Joint Venture of approximately $71,000. Legal fees decreased by approximately $27,000 in the aggregate for routine litigation and patent annuities.

Research and development expenses for the three months ended June 30, 2014 and 2013 were $29,165 and $42,885, respectively, a decrease of $13,720, or 32%.

The income from operations for the three months ended June 30, 2014 and 2013 was $47,507 and $151,113, respectively. The $103,606, or 69% decrease is explained above.

Interest expense was zero and $24,220, for the three months ended June 30, 2014 and 2013, respectively. This relates to the $1.3 million line of credit which was subsequently converted into common stock in December 2009 and the $450,000 long term note payable. This note was converted to common stock on August 8, 2013.  Additionally, Milestone accrued interest expense of $5,128 for the overdue accounts payable on the balance to the instrument’s contract manufacturer at June 30, 2013 and we did not incur interest expense in 2014.

There was a loss on the Medical Joint Venture of $213,193 and $47,093 for the quarter ending June 30, 2014 and 2013, respectively. There was a loss on the Education Joint Venture of $4,406 for the quarter ending June 30, 2014.

For the reasons explained above, the net loss for the three months ended June 30, 2014 was $169,457 as compared to the net income of $74,009 for the three months ended June 30, 2013. The $243,466, or 329%, decrease in net income is primarily a result of an increase in loss for the Medical Joint Venture of $166,101, ($213,193 for the three months ended June 30, 2014) and the negative impact of the reversal of the bad debt reserve for uncollectable accounts in 2013 that did not occur in 2014.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Total revenues for the six months ended June 30, 2014 and 2013 were $5,127,766 and $4,767,778, respectively.  Total revenues increased by $359,988, or 7.6%.  Domestic product revenue was flat compared to the same period in 2013. The handpiece sales increased by $115,967 offset by the decrease in instruments sales of $82,807. International revenue increased by $345,921. The principal increase in International instruments sales of $338,285 for the six months ended June 30, 2014 as compared to the same period in 2013 we believe was primarily due to the introduction of Milestone’s new marketing strategy to assist placing the STA instruments in the hands of end users. The strategy reduced distributors purchase price for the STA instruments for a limited period which in turn resulted in faster deployment of the STA instruments and the future increase in handpiece sales.

Cost of products sold for the six months ended June 30, 2014 and 2013 were $1,795,403 and $1,556,152, respectively, an increase of $239,251, or 15%.

Gross profit for the six months ended June 30, 2014 and 2013 was $3,332,363 or 65%, and $3,211,626, or 67%, respectively.  Gross profit dollars in the first six months of 2014 increased by $120,737 or 4% due to an increase in sales volume and gross profit margin in 2014 over 2013.  The gross margin percentage decreased as anticipated by the introduction of the limited period, new marketing strategy for expediting the placement of STA instruments in the hands of the end users.

Selling, general and administrative expenses for the six months ended June 30, 2014 and 2013 were $2,910,723 and $2,728,031, respectively. This increase in expenses of $182,692 is described in the following sections of this report. Milestone continues to focus on controlling expenses in all categories. The first six months of 2014 noted several areas of savings as Milestone continues on its planned business model change, through the training and education hygienist program. First, marketing expenses decreased by approximately $47,000 as Milestone targeted this venue as a more costly method to present our STA Instrument.  Milestone decided to direct its attention on the national shows that are focused on a higher attendance by individual dentists as well as dental practice groups. Additionally, a large portion of our previous marketing and selling costs in the U. S. and Canada are now incurred by our exclusive STA distributor. Sales expenses also decreased by approximately $33,000 during the first half of 2014 principally in travel related cost. Other expenses for the quarter increased by approximately $406,000 as compared to the same period in 2013. Bad debt for the six months ended June 30, 2014 was zero and the for six months ended June 30, 2013 was a negative $239,500.  Milestone reversed a portion of the bad debt reserve based on payments made by a distributor in China in the first six months of 2013 and the reserves were completely reversed in 2013. Consulting expenses increased by approximately $83,000, for business development consulting and international regulatory assistance for maintaining our CE mark in the European Union (EU). There was an increase in royalty commission by approximately $24,000 as compared to the same period in 2013. International travel cost decreased by approximately $400. The offset for other expenses are the decreases in excise tax of approximately $24,000 due to the new law passed in 2013. Salaries decreased by approximately $154,000 in the first six months of 2014 over the prior year. The decrease is due to a reduction in sales position of approximately $75,000 and a sharing of certain management personnel cost for the Medical Joint Venture ($119,817). These reductions were offset by an increase of approximately $67,000 for the pension benefit for the CEO of the company. Legal fees increased by approximately $10,000 in the aggregate for routine litigation and patent annuities.

Research and development expenses for the six months ended June 30, 2014 and 2013 were $44,885 and $164,722, respectively. The decrease of $119,837 or 73% is primarily due to the scaling back of STA instrument in 2014.

The income from operations for the six months ended June 30, 2014 was $376,754 and $318,874, respectively. The $57,880, or 18% increase is explained above.

Other income is $17,543 for the six months ended June 30, 2013. This represents the sale of tax credits under the New Jersey Technology Business Tax Certificate Program. This did not occur in 2014.

Interest expense was zero and $48,639 for the six months ended June 30, 2014 and 2013, respectively, relating to the converted $1.3 million line of credit into common stock in December 2009 and the $450,000 long term note payable. This note was converted to common stock on August 8, 2013.  Additionally, Milestone accrued interest expense of zero and $14,573 for the overdue accounts payable balance to the instrument manufacturer at June 30, 2014 and 2013, respectively.

There is a loss on the Medical Joint Venture of $343,716 for the six months ended June 30, 2014 as compared to $47,093 for the six months ended June 30, 2013. There was a loss on the Education Joint Venture of $7,822 for the six months ended June 30, 2014. This did not occur in 2013.

For the reasons explained above, net income for the six months ended June 30, 2014 and 2013 was $25,377 and $224,754, respectively. The $199,377, or 89%, decrease in net income is primarily a result of an increase in the Loss of the Medical Joint Venture of $343,716.

Working capital as of June 30, 2014 is a positive $13,696,852 as explained in the following liquidity and capital resources section.

Liquidity and Capital Resources

As of June 30, 2014, Milestone had cash and cash equivalents of $1,121,721, treasury bills of $9,498,498 and a positive working capital of $13,696,852. Milestone had net income of $25,377 and $224,754 for the six months ended June 30, 2014 and 2013, respectively. The working capital as of June 30, 2014 was $13,696,852 and it is the result of the increase in treasury bills in 2014 of $9.5 million as a result of a capital raises in May 2014. Milestone raised $10 million ($9.4 million net) on the sale of common and convertible preferred stock. Current liabilities decreased by $587,991. The principal reduction was in accounts payable as Milestone continues to keep current with its suppliers.

Milestone, at June 30, 2014, had agreed to accept the remaining 4,554 STA instruments by November 30, 2014, thereby decreasing the noncurrent advances on contracts of $1,361,999.  Milestone continues to take positive steps to maintain adequate inventory levels and advances on contracts to maintain available inventory to meet our domestic and international sales requirements. Cash flows from operating activities for the six months ended June 30, 2014 and 2013 were a positive $171,628 and $8,239, respectively.

For the six months ended June 30, 2014, our net cash provided by operating activities was $171,628. This was attributable primarily to a net income of $25,377, adjusted for noncash items of $586,350 principally common stock and options issued for compensation, consulting and vendor services, and changes in operating assets and liabilities of $440,099.

Milestone has incurred operating losses and negative cash flows from operating activities since its inception, except for 2013 and the first quarter of 2014. Milestone is actively pursuing the generation of revenue, positive operating income and net income. The capital raised in May 2014, provides Milestone with the opportunity to develop and commercialize additional medical instruments and aggressively market on dental instruments throughout the world. Milestone has sufficient cash available for the next twelve months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, Milestone is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Milestone’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of Milestone’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, Milestone’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of June 30, 2014 are effective to ensure that information required to be disclosed in the reports Milestone files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Milestone’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

There were no changes in Milestone’s internal control over financial reporting identified in connection with the evaluation that occurred during Milestone’s last fiscal quarter ended June 30, 2014 that have materially affected, or that are reasonably likely to materially affect, Milestone’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, Milestone is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In the six months ended June 30, 2014, Milestone issued total 2,345,138 shares valued at $9,669,383 as follows:

	Shares	$
Shares issued for director's compensation	30,000	$55,200
Shares issued for employee compensation	14,408	23,750
Shares issued for services	23,730	37,500
Exercise of stock options for directors	75,000	41,250
Exercise of stock options for employees	60,000	24,000
Exercise of stock options for consultants	135,000	38,000
Preferred stock issued in Private Placement Offering	7,000	7,000,000
Net Proceeds from Private Placement Offering	2,000,000	2,449,683
	2,345,138	$9,669,383

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

Date: August 13, 2014