Form 10-Q
period 2014-09-30
MILESTONE SCIENTIFIC INC.
filed 2014-11-13
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 13, 2014, the Issuer had a total of 21,266,533 shares of Common Stock, $.001 par value outstanding.

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

MILESTONE SCIENTIFIC INC.

CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$781,497	$1,147,198
Treasury bills	9,499,865	-
Accounts receivable, net of allowance for doubtful accounts of $5,000 as of
September 30, 2014 and $5,000 as of December 31, 2013	1,624,345	1,532,856
Inventories	2,241,466	1,321,652
Advances on contracts	1,092,528	727,478
Prepaid expenses and other current assets	370,933	150,451
Total current assets	15,610,634	4,879,635
Advances on contracts	218,875	1,580,874
Investment in Milestone Medical Inc	619,574	924,115
Investment in Milestone Education LLC	31,627	42,082
Investment in Milestone China	165,229	-
Furniture, Fixtures & Equipment net of accumulated depreciation of $459,918
as of September 30, 2014 and $476,884 as of December 31, 2013	77,994	23,988
Patents, net of accumulated amortization of $557,280 as of September 30, 2014
and $498,502 as of December 31, 2013	532,957	591,735
Other assets	12,917	12,917
Total assets	$17,269,807	$8,055,346

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,340,889	$2,020,368
Customer advances	49,441	-
Accrued expenses and other payables	610,327	515,133
Total current liabilities	2,000,657	2,535,501

Commitments and Contingencies

Stockholders' Equity
Series A Convertible Preferred Stock, par value $.001, authorized 5,000,000
shares, 7,000 and zero shares issued and outstanding, respectively	7	-
Common stock, par value $.001; authorized 50,000,000 shares; 21,251,533 shares issued 875,322 shares to be issued and 21,218,200 shares outstanding as of September 30, 2014; 17,759,540 shares issued,
1,839,930 shares to be issued, and 17,726,207 shares outstanding
as of December 31, 2013	22,126	19,599
Additional paid-in capital	76,757,084	66,677,200
Accumulated deficit	(60,598,551)	(60,265,438)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total stockholders' equity	15,269,150	5,519,845
Total liabilities and stockholders' equity	$17,269,807	$8,055,346

 See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED STATEMENTS OF OPERATION

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Product sales	$2,535,098	$2,444,195	$7,662,864	$7,211,973
Cost of products sold	829,546	677,792	2,624,950	2,233,944
Gross profit	1,705,552	1,766,403	5,037,914	4,978,029
Selling, general and administrative expenses	1,838,388	1,317,433	4,749,112	4,045,465
Research and development expenses	29,370	12,698	74,255	177,419
Total operating expenses	1,867,758	1,330,131	4,823,366	4,222,884
(Loss) Income from operations	(162,206)	436,272	214,548	755,145
Other income (expenses)
Other income	-	-	-	17,543
Interest income (expense)	755	(5,550)	916	(70,119)
Loss from Medical Joint Venture	(223,834)	(212,199)	(567,550)	(259,291)
Loss from Education Joint Venture	(2,633)	-	(10,455)	-
Gain from China Joint Venture	29,428	-	29,428	-
Total other expenses, net	(196,284)	(217,749)	(547,661)	(311,868)
Net (loss) income applicable to common stockholders	$(358,490)	$218,523	$(333,113)	$443,277
Net (loss) income per share applicable to common stockholders -
Basic	$(0.02)	$0.01	$(0.02)	$0.03
Diluted	$(0.02)	$0.01	$(0.02)	$0.03
Weighted average shares outstanding and to be issued -
Basic	21,189,245	17,333,941	19,621,471	$16,955,048
Diluted	21,189,245	17,716,964	19,621,471	$17,322,388

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2014

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Stock	Total
Balance, January 1, 2014	-	$-	19,599,470	$19,599	$66,677,200	$(60,265,438)	$(911,516)	$5,519,845
Options to employees and consultants			-	-	119,630	-	-	$119,630
Common stock to be issued to employee for bonuses			12,500	12	19,988	-	-	$20,000
Common stock issued for directors compensation			30,000	30	55,170	-	-	$55,200
Common stock issued for payment of consulting services			107,461	107	199,393	-	-	$199,500
Common stock issued for payment of employee compensation			20,658	21	35,603	-	-	$35,624
Exercise of stock options for employees and consultants			281,766	282	161,249	-	-	$161,531
Exercise of stock options for directors			75,000	75	41,175	-	-	$41,250
Sale of Common Stock - Innovest and Series A
Convertible Preferred Shares	7,000	$7	2,000,000	2,000	9,447,676	-	-	$9,449,683
Net loss			-	-	-	(333,113)	-	$(333,113)
Balance, September 30, 2014	7,000	$7	22,126,855	$22,126	$76,757,084	$(60,598,551)	$(911,516)	$15,269,150

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(333,113)	$443,277
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	12,124	13,114
Amortization of patents	58,778	58,360
Common stock and options issued for compensation, consulting and vendor services	324,279	512,846
Bad debt reversal	-	(295,488)
Loss on Medical Joint Venture	567,550	259,291
Loss on Education Venture	10,455	-
Gain on China Venture	(29,428)	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(91,489)	(309,424)
(Increase) in inventories	(919,814)	(235,998)
Decrease to advances on contracts	996,949	273,885
(Increase) decrease to prepaid expenses and other current assets	(114,807)	137,117
(Increase) in other assets	-	(5,600)
(Decrease) in accounts payable	(629,479)	(530,190)
Increase in customer advances	49,441	-
Increase in accrued expenses	95,194	120,889
Net cash (used in) provided by operating activities	(3,360)	442,079
Cash flows from investing activities:
Investment in Medical Joint Venture	(263,009)	(259,291)
Investment in Education Joint Venture	-	(50,000)
Investment in China Joint Venture	(135,801)	-
Investment in Treasury Bills	(9,499,865)	-
Purchases of property and equipment	(66,130)	(3,111)
Payments for patent rights	-	(17,690)
Net cash used in investing activities	(9,964,805)	(330,092)
Cash flows from financing activities:
Proceeds from exercise of stock options	202,781	29,600
Proceeds from the sale of common stock	-	50,000
Net proceeds on Private Placement Offering	9,449,683	-
Proceeds from related party loan	-	50,000
Repayment from related party loan	(50,000)	(5,000)
Net cash provided by financing activities	9,602,464	124,600
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(365,701)	236,587
Cash and cash equivalents at beginning of period	1,147,198	165,249
Cash and cash equivalents at end of period	$781,497	$401,836
Supplemental disclosure of non cash investing and financing activities:
Shares issued to directors for the exercise of stock options	$41,250	$29,600
Shares issued to directors for compensation	$55,200	$45,000
Shares issued for conversion of notes payable and accrued interest	$-	$860,081
Shares issued to employees for exercise of stock options	$104,615	$-
Shares issued to employees in lieu of cash compensation	$35,624	$35,625
Shares issued to consultants for services	$199,500	$317,500
Shares issued to consultants for exercise of stock options	$56,916	$-

See Notes to Condensed Financial Statements

MILESTONE SCIENTIFIC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2014

ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

Milestone Scientific Inc. (“Milestone”) or (“our”) (“Milestone,” “our,” “us” or “we”) was incorporated in the State of Delaware in August 1989.

The unaudited financial statements of Milestone have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2013 included in Milestone's Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone’s financial position as of September 30, 2014 and the results of its operations for the three and nine months then ended.

The results reported for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations which may be expected for a full year.

Milestone has incurred significant operating losses from its inception, through December 31, 2012. For the year ended December 31, 2013, Milestone had net income of $1,464,930. For the nine months ended September 30, 2014, Milestone had a net loss of $333,113. Milestone had negative cash flows from operations for the nine months ended September 30, 2014 of $3,360 and positive cash flows from operating activities for the nine months ending September 30, 2013 of $442,079. At September 30, 2014, Milestone had cash and cash equivalents including Treasury Bills of $10,281,362 and a positive working capital of $13,609,977. The working capital increased by $11,265,843 as compared to December 31, 2013 working capital of $2,344,134. The positive change in working capital is due to Milestone’s capital raise of $10 million in May 2014 (net proceeds, $9,449,683), offset by a loss for the nine month period.  Milestone is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of September 30, 2014, Milestone has sufficient cash reserves to meet all of its anticipated obligations for the next twelve months.

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Recent Accounting Pronouncements

Compensation-Stock Compensation: In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period," (Topic 718) ("ASU 2014-12"). The accounting standard update clarifies the accounting guidance on how to account for share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has been rendered. ASU 2014-12 is effective for annual periods and interim periods beginning after December 15, 2015 and early adoption is permitted. This amendment may be applied (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We are currently in the process of evaluating the impact of adopting this pronouncement.

In August 2014, the FASB issued guidance requiring management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity's ability to continue as a going concern. The guidance 1) provides a definition for the term "substantial doubt," 2) requires an evaluation every reporting period, interim periods included, 3) provides principles for considering the mitigating effect of management's plans to alleviate the substantial doubt, 4) requires certain disclosures if the substantial doubt is alleviated as a result of management's plans, 5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and 6) requires an assessment period of one year from the date the financial statements are issued. The standard is effective for our reporting year beginning January 1, 2017 and early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements.

NOTE – 2 Basic and Diluted Net INCOME (Loss) Per Common Share

Milestone presents “basic” and “fully diluted” income (loss) per common share applicable to common stockholders, and, if applicable, “diluted” income (loss) per common share applicable to common stockholders pursuant to the provisions of FASB ASC Topic 260. Basic income (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued during each period. The calculation of diluted earnings per common share is similar to that of basic income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants and conversion of convertible preferred stock, were issued during the period.

For the three and nine months ended September 30, 2013, Milestone calculated basic and fully diluted earnings per common share as described in previous paragraph. Since Milestone had losses for the three and nine months ended September 30, 2014, the assumed effect on outstanding stock options and the conversion of the preferred shares (Note 13) were not included in the calculation as then effect would have been antidilutive.

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

Milestone invests excess cash in Treasury Bills with varying maturities, which are classified as available-for-sale securities and are re-measured to fair value on a recurring basis and are valued using Level 1 inputs, which are quoted prices (unadjusted) for identical assets in active markets:

September 30, 2014	Cost	Fair Value	Unrealized Gain (Loss)
Available for sale:
Treasury Bills	$9,498,680	$9,499,865	$1,185

NOTE – 5 INVESTMENT IN JOINT VENTURES

In March 2011, Milestone entered into an agreement with a People’s Republic of China ("PRC") entity Beijing 3H Scientific Technology Co., Ltd  (Beijing 3H), to establish a medical joint venture entity in the PRC to develop intra-articular and epidural drug delivery instruments utilizing Milestone’s patented CompuFlo technology. Beijing 3H  agreed to contribute up to $1.5 million to this medical joint venture entity, based on progress reports from Milestone and subject to refund if the instruments are not developed because of technological problems within 30 months of the inception date. Milestone evaluates the technological feasibility of the products to be developed using the CompuFlo technology periodically and at every reporting date to establish if circumstances indicate that the technology continues to be feasible. Based on the available evidence Milestone concluded that the contingency associated with the return of capital to Beijing 3H no longer existed as of December 31, 2013, since the instruments have advanced beyond the development stage and accordingly no amounts have been accrued in the accompanying financial statements relating to this contingency. Milestone, with the consent of Beijing 3H, organized a domestic research and development corporation now knows as Milestone Medical Inc. (“Milestone Medical”) to which the principal shareholders of Beijing 3H and other shareholders completed a capital contribution of $1,500,000 and Milestone contributed an exclusive worldwide royalty-free license to use CompuFlo technology. Milestone Medical was initially owned fifty percent by shareholders of Beijing 3H and fifty percent by Milestone. Milestone Medical had a remaining net book value of approximately $245,000 at September 30, 2014.  Milestone has accounted for its investment in Milestone Medical using the equity method of accounting. Further, Milestone was authorized by the Milestone Medical to manage and oversee the development of the epidural and intra-articular instruments. In connection with this authorization, Milestone also entered into an agreement with a significant vendor to develop these two instruments.

Milestone has distribution responsibility in the U.S. and Canada. Beijing 3H will distribute in Macao, Hong Kong and other regions of Asia. Milestone Medical will distribute the epidural instruments in the PRC. In the rest of the world, responsibilities are shared by Milestone and Beijing 3H.

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

In the fourth quarter of 2013, Milestone Medical issued 2 million shares of its common stock in a private placement offering at $1.50 per share ($3.0 million) in Poland. As a result of this sale, Milestone Medical received net proceeds of $2,363,000.  The effect of this sale of new shares was to reduce Milestone’s ownership percentage from 50% to 45.5% (post transaction). Consistent with the equity method of account, the ownership percentage is treated as if the decreased percentage of ownership was the result of the sale of these shares. As a result, Milestone recorded in the fourth quarter of 2013, a $1,363,650 gain on dilutive effect of the sale of equity in Milestone Medical.

Milestone recorded a loss on its investment in Milestone Medical of $223,834 and $567,550 for the three and nine months ended September 30, 2014, respectively. The losses described represent 45.5% of the applicable losses reported by the Medical Joint Venture during the three and nine months ended September 30, 2014. Milestone recorded a loss on its investment in Milestone Medical  of $212,199 and $259,291 for the three and nine months ended September 30, 2013, respectively. The losses described represent 50% of the applicable losses reported by the Milestone Medical during the three and nine months ended September 30, 2013.  Milestone utilizes the equity method of accounting to recognize its financial results of the joint venture.

Milestone expensed $44,415 and $175,868 on behalf of the Milestone Medical for the three and nine months ended September 30, 2014, respectively, for legal expenses related to seeking U.S. Food and Drug Administration marketing clearance for the epidural and intra-articular devices under section 510k. As part of the joint venture agreement, Milestone is to pay all fees related to the FDA clearance process.

Milestone had an investment in the Milestone Medical of $619,574 as of September 30, 2014 and there are no remaining suspended losses.

The Milestone Medical’s net loss for the three and nine months ended September 30, 2014 are $492,441 and $1,248,625, respectively.

On July 1, 2013, Milestone and Milestone Medical signed an agreement for the reimbursement of specific expenses incurred by Milestone specifically for the benefit of Milestone Medical. The expenses related to the agreement that have not been paid are $117,551 as of September 30, 2014 and are included in accounts receivable, net. This includes $168,500 and $300,930, which are the charges for the three and nine months ended September 30, 2014, respectively. The charges for the three and nine months ended September 30, 2013 were $132,787 and $141,834, respectively.

In the first quarter of 2013, the CEO of Milestone loaned Milestone $50,000 for use in capitalizing a fifty percent equity portion in the joint venture with Milestone Education LLC (the “Education Joint Venture”). This balance is included in the accrued expenses and other payables on the condensed balance sheet at December 31, 2013. This loan bore no interest and was paid off in April 2014.

The Education Joint Venture is expected to provide training and education to our dentists throughout the world. Milestone accounted for its investment in the Education Joint Venture using the equity method of accounting. Milestone Education LLC began operations in 2013. The Education Joint Venture incurred a loss of $2,663 and $10,455 for the three and nine months ended September 30, 2014, respectively. Fifty percent of these losses were recorded in the condensed statement of operations for the three and nine months ended September 30, 2014.

In June 2014, Milestone agreed to invest $1.0 million through the contribution of 772 STA instruments (at a distributor price of approximately $1,295 per instrument) for a forty percent ownership in a Hong Kong based medical and dental distribution company, (“Milestone China”). The instruments will be shipped to the distributors over a period of two years. Milestone China will purchase STA handpieces on a cash basis as required. 300 STA instruments were shipped in July 2014 and are recorded at Milestone’s cost in the investment account for Milestone China on the Balance Sheet in the third quarter of 2014. Milestone China did not begin operations until July 2014. The Milestone China Joint Venture incurred a gain of $29,428, which is forty (40) percent of the $73,570 net income, for the three and nine months ended September 30, 2014, respectively. Forty percent of these gains were recorded in the condensed statement of operations for the three and nine months ended September 30, 2014. Accordingly, the investment was recorded as $165,229 as of September 30, 2014.

NOTE – 6 Stock Option Plans

A summary of option activity for employees under the plans and changes during the nine months ended September 30, 2014, is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price $	Life (Years)	Value $

Outstanding, January 1, 2014	1,484,499	1.03	2.88	996,554
Granted	6,024	1.65	4.75	-
Exercised	205,100	0.71	-	-

Forfeited or expired	48,900	1.15	-	-
Outstanding, September 30, 2014	1,236,523	1.08	2.59	1,049,867
Exercisable, September 30, 2014	885,232	1.01	1.58	811,956

Milestone recognizes stock compensation expense on a straight line basis over the requisite service period. For the three months ended September 30, 2014, Milestone recognized $39,877 of total stock compensation cost. During the nine months ended September 30, 2014, Milestone recognized $119,630 of total compensation. As of September 30, 2014, there was $272,946 of total unrecognized compensation cost related to non-vested options which Milestone expects to recognize over a weighted average period of 2.0 years. A six percent rate of forfeitures is assumed in the calculation of the compensation cost for the period.

Expected volatilities are based on historical volatility of Milestone’s common stock over a period commensurate with the anticipated term. Milestone uses historical data to estimate option exercise and employee termination within the valuation model.

A summary of option activity for non-employees under the plans and changes during the nine months ended September 30, 2014, is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price $	Life (Years)	Value $

Outstanding, January 1, 2014	173,332	0.48	0.59	210,833
Granted	-	-	-	-
Exercised	151,666	0.38	-	-
Forfeited or expired	5,000	1.15	-	-
Outstanding, September 30, 2014	16,666	1.27	0.87	11,000
Exercisable, September 30, 2014	16,666	1.27	0.87	11,000

During the six months ended September 30, 2014, Milestone had no expenses related to non-employee options that vested during the period. There was no unrecognized compensation cost related to non-vested options as of September 30, 2014.   In accordance with the provisions of FASB ASC 505-50-15, all other issuances of common stock, stock options or other equity instruments to non-employees as consideration for goods or services received by Milestone are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options or similar equity instruments issued is estimated based on the Black-Scholes option-pricing model and the assumption that all of the options or other equity instruments will ultimately vest. Such fair value is measured as of an appropriate date pursuant to the guidance, (generally, the earlier of the date the other party becomes committed to provide goods or services or the date of performance by the other party is complete) and capitalized or expensed as if Milestone had paid cash for the goods or services.

NOTE – 7 CONCENTRATION OF CREDIT RISK

Milestone’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable and treasury bills, and advances on contracts. Milestone places its cash and cash equivalents with large financial institutions and in treasury bills. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone to credit risk consist principally of trade accounts receivable, as Milestone does not require collateral or other security to support customer receivables, and advances on contracts. Milestone entered into a purchase agreement with a vendor to supply Milestone with 12,000 STA Instruments (3,420 instruments are remaining on the purchase order as of September 30, 2014). As part of these agreements, Milestone has advanced approximately $1,311,000 and $2,308,000 to the vendor for purchase of materials at September 30, 2014 and December 31, 2013, respectively. The advance will be credited to Milestone as the goods are delivered. Milestone does not believe that significant credit risk exists with respect to this advance to the contract manufacturer.

Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management believes that the reserve is sufficient to record accounts receivable at net realizable value as of September 30, 2014 and December 31, 2013.

Milestone purchased Treasury Bills with varying maturity dates periodically with excess cash.

NOTE – 8 ADVANCES ON CONTRACTS

The net advances on contracts represent funding of future STA inventory purchases. The balance of the net advances as of September 30, 2014 and December 31, 2013 is $1311,403 and $2,308,352, respectively. The portion of the advance that is expected to be utilized in the next twelve months is classified as current asset, with the remainder classified as non-current asset.

NOTE – 9 CUSTOMER ADVANCES

As of September 30, 2014, several customers paid in advance for future shipments of merchandise. These advanced payments will be reduced as shipments are made in 2014.

NOTE – 10 NOTE PAYABLE

Milestone borrowed $450,000 from a shareholder in 2008. The loan was originally a short term loan with a maturity date of January 19, 2009. In December 2008, May 30, 2012 and March 29, 2013, this loan was extended and the due date was last fixed at January 5, 2015. The loan accrues interest at 12% per annum, compounded quarterly. The loan and its related interest was converted into 614,344 shares of common stock on August 8, 2013.

Interest expense related to the note payable for the three and nine months ended September 30, 2013 was $4,879 and $53,518 dollars, respectively. This did not occur in 2014. Accrued interest payable related to the note payable was zero at September 30, 2013 and this did not occur 2014. Milestone had also secured a line of credit, from this shareholder, for $1.3 million which was converted into equity in 2009. However, the accrued interest remaining on the line of credit was not converted and the remaining balance at September 30, 2013 was zero.

Additionally, Milestone has an agreement with the manufacturer of the CompuDent and STA instruments to accrue interest on their outstanding accounts payable balance. For the quarter ending September 30, 2013, Milestone had zero interest expense under this agreement.

NOTE – 11 INCOME TAXES

Milestone’s expected federal and state income tax and benefit computed at the statutory rate (40%) on the pre-tax income for the nine months ended September 30, 2014 and 2013 amounted to a benefit of $263,000 and $2,000, respectively. Such benefit was recognized in the accompanying financial statements as of September 30, 2014 with recognition of a net operating loss carryforward. Due to Milestone’s history of past operating losses, which required a full valuation allowances for all of Milestone’s deferred tax assets at September 30, 2014 and 2013, no recognition was given to the utilization of the remaining net operating loss carryforwards.

NOTE – 12 COMMON STOCK ISSUANCES

During the nine months ended September 30, 2014, Milestone issued 20,658 shares of common stock valued at $35,624 for payment of employee compensation. In addition, 281,766 shares of common stock were issued on the exercised of certain stock options valued at $161,531 during the nine months ended September 30, 2014. Milestone also issued 75,000 shares of common stock on the exercised of certain stock options at a price of $1.84, valued at $41,250 to the Board of Directors for the nine months ended September 30, 2014 and 107,461 shares of common stock were issued, valued at $199,500, for payment of consulting services. In the nine months ended September 30, 2014, Milestone issued 30,000 shares of common stock to the Board of Directors, valued at $55,200 for their compensation.

In the May 2014 Private Placement, Milestone issued 2 million shares of common stock for $3 million ($1.50 per share) in a capital raise with gross proceeds totaling $10 million. Convertible Preferred Stock was also issued in that capital raise. – (See Note 13, below.)

NOTE – 13 PREFERRED STOCK ISSUANCE

In the May 2014 Private Placement, Milestone issued 7,000 shares of Series A Convertible Preferred Stock (the “Series A Stock”), with a stated value of $1,000 per share which raised $7 million. The Series A Stock votes together with the Common Stock on an as converted basis and as a single class, except that such shares have class voting rights as to amendments to the Certificate of Incorporation adversely affecting the Series A Stock, increases in the number of authorized shares in that Series, issuance of additional shares of Series A Stock, increases in the size of the board prior to the time the holders of the Series A Stock no longer have a right to nominate a designee for election to the board or issuance of “senior stock” or “parity stock.”  The Series A Stock is also entitled to a liquidation preference equal to the greater of 100% of its $1,000 per share stated value or the amount the Series A Stock would receive on conversion into common stock and is convertible into common stock at $2.545 per share at the option of the holder or mandatorily convertible at this price on May 14, 2019, unless certain “threshold” prices have not been achieved prior to that date.

NOTE – 14 RELATED PARTY

A large shareholder of Milestone is also the principal shareholder of a major supplier of handpieces to Milestone. In addition, he is an investor in the PRC entity, Beijing 3H, which entered into a medical joint venture agreement with Milestone. Milestone purchased $2,069,546 and $2,146,096 from the supplier for the nine months ended September 30, 2014 and 2013, respectively. Milestone owed $502,167 and $1,024,653 to this supplier as of September 30, 2014 and December 31, 2013, respectively.

In the first quarter of 2013, the CEO of Milestone loaned the Company $50,000 for use in capitalizing a fifty percent equity portion in the Education Joint Venture. The loan bore no interest and was paid off in April 2014.

NOTE – 15 SIGNIFICANT CUSTOMERS & GEOGRAPHICAL INFORMATION

For the three months ended September 30, 2014, Milestone had two customers (distributors) that had approximately 45% of its net product sales and three customers (distributors) that had approximately 57% of its net product sales for three months ended September 30, 2013. Milestone had two customers (distributors) for the nine months ended September 30, 2014 that had approximately 44% of its net product sales and four customers (distributors) that had approximately 52% of its net product sales for nine months ended September 30, 2013, respectively. Milestone had accounts receivable for two customers that amounted to $996,476 representing 61% of gross accounts receivable as of September 30, 2014 and accounts receivable for three customers that amounted to $732,762 representing 48% of gross accounts receivable as of December 31, 2013, respectively.

Milestone’s sales by product and by geographical region are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013
Instruments	$413,914	$491,179	Instruments	$1,938,293	$1,760,079
Handpieces	2,090,580	1,927,391	Handpieces	5,608,776	5,328,751
Other	30,604	25,625	Other	115,795	123,143
	$2,535,098	$2,444,195		$7,662,864	$7,211,973

United States	$1,039,153	$1,526,608	United States	$3,434,171	$3,907,560
Canada	30,548	119,594	Canada	100,321	241,937
Other Foreign	1,465,397	797,993	Other Foreign	4,128,372	3,062,476
	$2,535,098	$2,444,195		$7,662,864	$7,211,973

NOTE – 16 PENSION PLANS

Milestone has a defined contribution plan that allows eligible employees to contribute part of their salary through payroll deductions. Milestone does not contribute to this plan but does pay the administrative costs of the plan, which are not significant.

In March 2014, the Board of Directors approved the Compensation Committee’s request to amend the Chief Executive Officer of Milestone’s employment agreement to provide benefits to make payments of $203,111 per year for five years to the Executive, or as he directs such payments to a third party, to fund his acquisition of, or contribution to an annuity, pension, or deferred distribution plan or for an investment for the Executive and his family. For the three and nine months ended September 30, 2014, respectively, $50,778 and $118,481 was charged to expenses for this commitment. The first installment payment of $203,111 for this pension was paid in July 2014.

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

A portion of the technology underlying the SafetyWand and CompuFlo, and an improvement to the CompuDent were developed by the Director of Clinical Affairs and assigned to us. Milestone purchased this technology pursuant to an agreement dated January 1, 2005. The Director will receive additional payments of 2.5% of the total sales of products using certain of these technologies, and 5% of the total sales of products using certain other of the technologies. In addition, the Director is granted, pursuant to the agreement, an option to purchase, at fair market value on the date of the grant, 8,333 shares of the common stock upon the issuance of each additional patent relating to these technologies. If products produced by third parties use any of these technologies (under license from us) then the Director will receive the corresponding percentage of the consideration received by Milestone for such sale or license. For the three months ended September 30, 2014 and 2013, Milestone expensed the Director’s royalty fee of $89,600 and $77,886, respectively. Milestone expensed the Director’s royalty fees of $291,714 and $256,127 for the nine months ended September 30, 2014 and 2013, respectively. Additionally, for the three months ended September 30, 2014 and 2013, Milestone expensed consulting fees to the Director of $14,690 and $12,350, respectively. Milestone expensed consulting fees to the Director of $39,390 and $90,350, for the nine months ended September 30, 2014 and 2013, respectively.

In January 2010, Milestone issued a purchase order to Tricor Systems Inc for the purchase of 12,000 STA Instruments to be delivered over the next three years. The purchase order is for $5,261,640. As of September 30, 2014, there are 3,420 STA instruments remaining on the purchase order. Milestone expects to receive these instruments by December 31, 2014. The advances on contracts have been classified as current and long term at September 30, 2014.

In August 2013, a shareholder of Milestone entered into a three year agreement with Milestone to provide financial and business strategic services. The fee for these services is $100,000 annually.

Beginning October 1, 2014, Milestone Scientific Inc acquired 100 percent of an inactive, previously established company and merged the Milestone dental business into this company. As part of this merger, Milestone now owns 100 percent of this new subsidiary Wand Dental Inc.  The subsidiary, Wand Dental Inc, has an exclusive distributor and licensing agreement for Milestone dental instruments and handpieces for the worldwide. All current Milestone distributors will be assigned to Wand Dental Inc.

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

STA Instrument Growth

Since its market introduction in early 2007, the STA Instrument and a prior computerized controlled local anesthesia delivery product have been used to deliver over 52 million injections. The instrument has also been favorably evaluated in numerous peer-reviewed, published clinical studies and associated articles. Moreover, there appears to be a growing consensus among users that the STA Instrument is proving to be a valuable and beneficial instrument that is positively impacting the practice of dentistry worldwide.

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

In early October 2012, the State Food and Drug Administration (SFDA) of the People’s Republic of China approved Milestone’s Single Tooth Anesthesia System® (STA System). In May 2014, the SFDA granted registration approval of the STA handpieces in China.

Shortly before the end of the second quarter 2009, we announced that we were refining our international marketing strategy to gain greater access to and penetration of the international dental markets for the STA Instrument, CompuDent and related disposable hand pieces. The new sales strategy provides for increasing hands-on oversight and support of our existing international distribution network, while also attracting new distributors throughout Europe, Asia and South America. To assist in this endeavor, Milestone added in the spring of 2010 an International Sales Director to focus on the growth of our products outside the USA and Canada.

In March 2011, we entered into a definitive joint venture agreement with Beijing 3H (Heart-Help-Health) Scientific Technology Co., Ltd. (Beijing 3H) for the development, commercialization, manufacture and marketing of epidural and intra-articular injection medical instruments. Milestone holds a 45.5% interest in the joint venture and shareholders of Beijing 3H and others have a 45.5% interest (the “Medical Joint Venture”). The Beijing 3H shareholders include a large shareholder in Milestone who is also the principal of a supplier to Milestone.

In late June 2014, Milestone agreed to invest $1 million for a 40% ownership in a Hong Kong organized medical and dental distribution company (“Milestone China”). Milestone’s contribution to this entity will be 772 instruments and handpieces will be purchased for cash as required. The new entity will provide positive impact on dental and future medical business in China and other parts of Asia. Milestone China did not begin operations until July 2014 and the first shipment of 300 STA instruments occurred in July 2014. Milestone records this investment under the equity method of accounting.

Segmented Sales Performance

The following table shows a breakdown of Milestone’s product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Three Months Ended September 30,
	2014		2013
DOMESTIC
Instruments	$178,623	17.2%	$251,104	16%
Handpieces	846,420	81.5%	1,248,636	82%
Other	14,110	1.3%	26,868	2%
Total Domestic	$1,039,153	100.0%	$1,526,608	100%
INTERNATIONAL
Instruments	$235,291	15.7%	$240,075	26%
Handpieces	1,244,160	83.2%	678,755	74%
Other	16,494	1.1%	(1,243)	0%
Total International	$1,495,945	100.0%	$917,587	100%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$1,039,153	41.0%	$1,526,608	63%
International	1,495,945	59.0%	917,587	38%
Total Product Sales	$2,535,098	100.0%	$2,444,195	100%

	Nine Months Ended September 30,
	2014		2013
DOMESTIC
Instruments	$687,501	20.0%	$842,788	22%
Handpieces	2,685,360	78.2%	2,971,609	76%
Other	61,310	1.8%	93,163	2%
Total Domestic	$3,434,171	100.0%	$3,907,560	100%
INTERNATIONAL
Instruments	$1,250,792	29.6%	$917,291	28%
Handpieces	2,923,417	69.1%	2,357,142	71%
Other	54,484	1.3%	29,980	1%
Total International	$4,228,693	100.0%	$3,304,412	100%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$3,434,171	44.8%	$3,907,560	54%
International	4,228,693	55.2%	3,304,412	46%
Total Product Sales	$7,662,864	100.0%	$7,211,973	100%

Milestone earned gross profits of 67% and 72% for the three months ended September 30, 2014 and 2013, respectively and 66% and 69% for the nine months ended September 30, 2014 and 2013, respectively. However, the revenues and related gross profits historically have not been sufficient to support overhead, new product introduction and research and development expenses.  Although Milestone anticipates expending funds for research and development in 2014, these amounts will vary based on the operating results for each quarter. Milestone incurred operating losses and negative cash flows from operating activities every year since our inception, except for 2013 and the three months ended March 31, 2014.  At September 30, 2014, as a result of $10 million capital raise ($9.4 million net cash) in May 2014, Milestone has sufficient cash reserves to meet all of its anticipated obligations for at least the next twelve months.

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

Treasury Bills

          The fair values of Milestone marketable securities are determined in accordance with GAAP, with fair value being defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Company utilizes the three-tier value hierarchy, as prescribed by GAAP.

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

Investment in Medical Joint Venture

Milestone entered into a Medical Joint Venture with a third party, Beijing 3H, for the development and commercialization of two medical products. We own 45.5% of the Medical Joint Venture and have recorded the investment on the equity basis of accounting. Milestone’s proportionate share of expenses incurred by the Medical Joint Venture will be charged to the Statement of Operations on a periodic basis.

Investment in Milestone China

In July 2014, Milestone agreed to invest $1.0 million (whole price), 772 STA instruments for a forty percent ownership in a Hong Kong based medical and dental distribution company, (“Milestone China”). The instruments will be shipped to the distributors over a period of two years. The distribution will purchase STA handpieces on a cash basis as required. 300 STA instruments were shipped in July 2014 and will be recorded at Milestone’s cost in the investment account for Milestone China on the Balance Sheet in the third quarter 2014. Milestone China began operations in July 2014.

Impairment of Long-Lived Assets

Our long lived assets consisting principally of patents and trademarks are the base features of the business. We review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. The carrying value of the asset is evaluated in relation to the operating performance and future undiscounted cash flows of the underlying assets.

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

Results of Operations

The consolidated results of operations for the three and nine months ended September 30, 2014 compared to the same three and nine month periods in 2013 reflect our focus and development on the Wand/STA Instruments, as well as continuing efforts on identifying collaborative partners which will allow for new product development utilizing Milestone’s CompuFlo technology.

The following table sets forth, for the periods presented, the statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2014		2013			2014		2013

Net sales	$2,535,098	100%	$2,444,195		100%	$7,662,864	100%	$7,211,973		100%
Cost of products sold	829,546	33%	677,792		28%	2,624,950	34%	2,233,944		31%
Gross Profit	1,705,552	67%	1,766,403		72%	5,037,914	66%	4,978,029		69%
Selling, general and administrative expenses	1,838,388	73%	1,317,433		54%	4,749,112	62%	4,045,465		56%
Research and development expenses	29,370	1%	12,698		1%	74,255	1%	177,419		2%
Total operating expenses	1,867,758	74%	1,330,131	-	55%	4,823,366	62%	4,222,884	-	59%
Net loss (income) from operations	(162,206)	-6%	436,272		17%	214,548	3%	755,145		11%
Other expenses - interest & expenses	755	0%	(5,550)		0%	916	0%	(52,576)		-1%
Total other expenses	(197,039)	-8%	(212,199)		-9%	(548,577)	-7%	(259,291)		-4%
Net (loss) income	$(358,490)	-14%	$218,523		8%	$(333,113)	-4%	$443,278		6%

  Three months ended September 30, 2014 compared to three months ended September 30, 2013

Total product sales for the three months ended September 30, 2014 and 2013 were $2,535,098 and $2,444,195, respectively. The total increase in product sales of $90,903, or 3.6%, in 2014 from 2013 is principally the result of increased handpiece revenues. Instruments sales decreased by $77,265 in 2014 from 2013. In the domestic market, total handpiece sales decreased by $402,216, or 32% in 2014 over 2013. This decrease is due to higher handpiece sales (buy ins) in the first and second quarter of 2014, which reduced the revenue for handpieces in the third quarter of 2014. This trend is not expected to continue in the fourth quarter. On the international front, handpiece sales increased in the third quarter of 2014 from 2013 by $565,405, or 83%, substantially, due to increased STA handpiece sales ($521,000). The Wand Plus

Instrument is no longer being shipped to European customers, due to a change in regulations in 2012. Although the sales of Wand Plus Instruments to the European community will not continue, Milestone believes there are many Wand Plus users in Europe who will continue to own, utilize and purchase the handpieces.

Cost of products sold for the three months ended September 30, 2014 and 2013 were $829,546 and $677,792 respectively, an increase of $151,754, or 22.4%.  The increase is principally due to increased sales volumes.

For the three months ended September 30, 2014, Milestone generated a gross profit of $1,705,552, or 67%, as compared to a gross profit of $1,766,403, or 72%, for the three months ended September 30, 2013. The total decrease in gross profit dollars of $60,851 is primarily due to an increase in revenue, at a lower distributor purchase price for the STA instruments for a limited time period. The strategy is to facilitate the deployment of the STA instruments on a faster pace, thus generating recurring handpiece revenue. The handpiece gross margin continues to be strong.

Selling, general and administrative expenses for the three months ended September 30, 2014 and 2013 were $1,838,388 and $1,317,433, respectively. This increase in expenses of $520,955 is described in the following sections of this report. Milestone continues to focus on controlling expenses in all categories. The third quarter of 2014 noted several areas of increased expenses as Milestone continues on its planned business model change. First, marketing expenses remained stable as Milestone targeted this venue as a more costly method to present our STA Instrument.  Milestone has decided to focus its attention on the national shows that are focused on a higher attendance by individual dentists as well as dental practice groups. Additionally, a large portion of our previous marketing and selling costs in the U. S. and Canada are now incurred by our exclusive STA distributor. Other expenses for the quarter increased by approximately $448,000 as compared to the same period in 2013. Bad debt expense for the three months ended September 30, 2014 was zero as compared to a negative bad debt expense (reversal of reserve for bad debt) of approximately $56,000 as Milestone reversed a portion of the bad debt reserve based on payments made by a Chinese distributor in the third quarter of 2013. Consulting expenses increased by approximately $106,000, as management supplemented its internal staff with third party consultants. There was an increase in royalty commission by approximately $11,000 as compared to the same period in 2013. International commission increased by approximately $126,000 due to higher international sales in the quarter. Business development and investor relations cost increased by approximately $91,000  as Milestone utilize two new firms to remarket Milestone’s image in the market place. Salaries increased by approximately $52,000 in this quarter over the comparable quarter in the prior year as due to an increase in personnel cost and the effect of the personnel cost for a corporate executive offset by the sharing of certain management personnel for the Medical Joint Venture of approximately $64,000. Legal fees increased by approximately $11,000 in the aggregate for routine litigation and patent annuities.

Research and development expenses for the three months ended September 30, 2014 and 2013 were $29,370 and $12,698, respectively, an increase of $16,672.

The loss from operations for the three months ended September 2014 was $162,206 and income from operations for the three months ended September 30, 2013 was $436,272. The $598,478, or 137% decrease is explained above.

Interest expense was zero and $5,550, for the three months ended September 30, 2014 and 2013, respectively. This relates to the $1.3 million line of credit which was subsequently converted into common stock in December 2009 and the $450,000 long term note payable. This note was converted to common stock on August 8, 2013.  Additionally, Milestone did not incur interest expense for the overdue accounts payable on the balance to the instrument’s contract manufacturer at September 30, 2013 and did not incur interest expense in 2014.

There was a loss on the Medical Joint Venture of $223,834 and $212,199 for the quarter ending September 30, 2014 and 2013, respectively. This non cash loss is financed through a capital raised in the Medical Joint Venture. There was a loss on the Education Joint Venture of $2,633 for the quarter ending September 30, 2014. There was a gain on the China Joint Venture of $29,428 for the quarter ending September 30, 2014. This joint venture (Milestone China LTD) is a forty (40) percent owned affiliate of the Company.

For the reasons explained above, the net loss for the three months ended September 30, 2014 was $358,490 as compared to the net income of $218,523 for the three months ended September 30, 2013. The $577,013, or 264%, decrease in net income is primarily a result of an operating loss of $162,205 as noted above an increase in loss for the Medical Joint Venture of $11,635, and the negative impact of the reversal of the bad debt reserve for uncollectable accounts in 2013 that did not occur in 2014.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Total revenues for the nine months ended September 30, 2014 and 2013 were $7,662,864 and $7,211,973, respectively.  Total revenues increased by $450,891, or 6.3%.  Domestic product revenue decreased by $473,388 as compared to the same period in 2013. The handpiece sales decreased by $286,249 and a decrease in instruments sales of $155,287. The reduction in instrument sales is due to a decrease in instrument unit sales price under our new marketing strategy. The repair income declined by $42,220 is due to the fact that customers are purchasing a new instrument rather than repairing their older instrument. International revenue increased by $924,278. The principal increase in international handpiece sales of $566,274 for the nine months ended September 30, 2014 is due to the increase in STA handpieces. It appears that customers are beginning to migrate their purchases to the STA instruments and handpieces on the international basis. The introduction of Milestone’s new marketing strategy to assist placing the STA instruments in the hands of end users resulted in an increase in instrument revenue for the nine months ended September 30, 2014 by $333,241. The strategy reduced distributors purchase price for the STA instruments for a limited period which in turn resulted in faster deployment of the STA instruments and increase in Milestone handpiece sales.

Cost of products sold for the nine months ended September 30, 2014 and 2013 were $2,624,950 and $2,233,944, respectively, an increase of $391,006, or 18%.

Gross profit for the nine months ended September 30, 2014 and 2013 was $5,037,914 or 66%, and $4,978,029, or 69%, respectively.  Gross profit dollars for the nine months ended in 2014 increased by $59,885 or 1.2% due to an increase in sales volume and gross profit margin in 2014 over 2013.  The gross margin percentage decreased as anticipated due to the introduction for a limited period of lower price for the STA instruments as part of a new marketing strategy for expediting the sale of STA instruments to the end users.

Selling, general and administrative expenses for the nine months ended September 30, 2014 and 2013 were $4,749,112 and $4,045,465, respectively. This increase in expenses of $703,647 is described in the following sections of this report. Milestone continues to focus on controlling expenses in all categories. The nine months ending in 2014 noted several areas of savings as Milestone continues on its planned business model change, through the training and education hygienist program. First, marketing expenses decreased by approximately $41,000 as Milestone targeted this venue as a more costly method to present our STA Instrument.  Milestone decided to direct its attention on the national shows that are focused on a higher attendance by individual dentists as well as dental practice groups. Additionally, a large portion of our previous marketing and selling costs in the U. S. and Canada are now incurred by our exclusive STA distributor. Sales expenses also decreased by approximately $28,000 during the nine months ending in 2014 principally in travel related cost. Other expenses for the quarter increased by approximately $703,000 as compared to the same period in 2013. Bad debt expense for the nine months ended September 30, 2014 was zero compared to a bad debt reversal for the nine months ended September 30, 2013 of $296,000 for 2013.  Milestone reversed a portion of the bad debt reserve based on payments made by a distributor in China in the nine months of 2013 and the reserves were completely reversed in 2013. Consulting expenses increased by approximately $160,000, for marketing development consulting and other business consulting expert. There was an increase in royalty commission by approximately $35,000 as compared to the same period in 2013.  Business development and investor relations increased by approximately $100,000 as Milestone utilized third parties to assist in analyzing our customers and investor base. Salaries decreased by approximately $101,000 in the nine months ended September 30, 2014 over the prior year. The decrease is due to a reduction in sales position of approximately $81,000 and a sharing of certain management personnel cost for the Medical Joint Venture of approximately $184,000. These reductions were offset by an increase of approximately $118,000 for the pension benefit for the CEO of the company. Legal fees increased by approximately $10,000 in the aggregate for routine litigation and patent annuities.

Research and development expenses for the nine months ended September 30, 2014 and 2013 were $74,255 and $177,419, respectively. The decrease of $103,164 or 58% is primarily due to the scaling back of STA instrument in 2014 and a shared expense savings of approximately $77,000 for the nine month period of 2014 that did not occur in 2013.

The income from operations for the nine months ended September 30, 2014 was $214,548 and $755,145, respectively. The $540,597, or 72% decrease is explained above.

Other income is $17,543 for the nine months ended September 30, 2013. This represents the sale of tax credits under the New Jersey Technology Business Tax Certificate Program. This did not occur in 2014.

Interest expense was zero and $53,518 for the nine months ended September 30, 2014 and 2013, respectively, relating to the converted $1.3 million line of credit into common stock in December 2009 and the $450,000 long term note payable. This note was converted to common stock on August 8, 2013.  Additionally, Milestone accrued interest expense of zero and $14,573 for the overdue accounts payable balance to the instrument manufacturer at September 30, 2014 and 2013, respectively.

There is a loss on the Medical Joint Venture of $567,550 for the nine months ended September 30, 2014 as compared to $259,291 for the nine months ended September 30, 2013. The loss is a non cash loss for Milestone since the Medical Joint Venture is funded independently of the cash requirement of Milestone. There was a loss on the Education Joint Venture of $10,455 for the nine months ended September 30, 2014. This did not occur in 2013. There was a gain on China Joint Venture of $29,428 for the nine months ended September 30, 2014. This did not occur in 2013 as well.

For the reasons explained above, net loss for the nine months ended September 30, 2014 was $333,113 and the net income for the nine months ended September 30, 2013 was $443,277, respectively. The $776,390, or 175%, decrease in net income is primarily a result of the net loss for the period end and an increase in the Loss of the Medical Joint Venture of $308,259.

Working capital as of September 30, 2014 is a positive $13,609,977 as explained in the following liquidity and capital resources section.

Liquidity and Capital Resources

As of September 30, 2014, Milestone had cash and cash equivalents of $781,497, treasury bills of $9,499,865 and a working capital of $13,609,997. Milestone had net loss of $333,113 and a profit of $443,277 for the nine months ended September 30, 2014 and 2013, respectively. The working capital as of September 30, 2014 was $13,609,977 and it is the result of the increase in treasury bills in 2014 of $9.5 million as a result of a capital raises in May 2014. Milestone raised $10 million ($9.4 million net) on the sale of common and convertible preferred stock. Current liabilities decreased by $534,844. The principal reduction was in accounts payable as Milestone continues to keep current with its suppliers.

Milestone, at September 30, 2014, has agreed to accept the remaining 3,420 STA instruments by November 30, 2014, thereby decreasing the noncurrent advances on contracts of $1,311,403.  Milestone continues to take positive steps to maintain adequate inventory levels and advances on contracts to maintain available inventory to meet our domestic and international sales requirements. Cash flows from operating activities for the nine months ended September 30, 2014 and 2013 were a negative $3,360 and a positive $442,079, respectively.

For the nine months ended September 30, 2014, our net cash used in operating activities was attributable primarily to a net loss of $333,113,  adjusted for noncash items of $943,758 principally common stock and options issued for compensation, consulting and vendor services, and changes in operating assets and liabilities of $614,005.

Milestone has incurred operating losses and negative cash flows from operating activities since its inception, except for 2013, the first quarter of 2014. Milestone is actively pursuing the generation of revenue, positive operating income and net income. The capital raised in May 2014, provides Milestone with the opportunity to develop and commercialize additional medical instruments and aggressively market on dental instruments throughout the world. Milestone has sufficient cash available for the next twelve months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, Milestone is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Milestone’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of Milestone’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, Milestone’s

Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of September 30, 2014 are effective to ensure that information required to be disclosed in the reports Milestone files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Milestone’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

There were no changes in Milestone’s internal control over financial reporting identified in connection with the evaluation that occurred during Milestone’s last fiscal quarter ended September 30, 2014 that have materially affected, or that are reasonably likely to materially affect, Milestone’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, Milestone is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In the nine months ended September 30, 2014, Milestone issued total 2,521,885 shares valued at $9,942,788 as follows:

	Shares	$
Shares issued for director's compensation	30,000	$55,200
Shares issued for employee compensation	20,658	35,624
Shares issued for services	107,461	199,500
Exercise of stock options for directors	75,000	41,250
Exercise of stock options for employees	130,100	104,615
Exercise of stock options for consultants	151,666	56,916
Preferred stock issued in Private Placement Offering	7,000	7,000,000
Net Proceeds from Private Placement Offering	2,000,000	2,449,683
	2,521,885	$9,942,788

These issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”) and a legend restricting the sale, transfer, or other disposition of these shares other than in compliance with the Act was imprinted on stock certificates evidencing the shares.

ITEM 3. DEFAULT UPON SENIOR SECURTIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Operating Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Operating Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

*Filed herewith.

**Furnished, not filed, in accordance with Item 601(32)(ii) of Regulation-S-K.

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

Date: November 13, 2014