Form 10-Q
period 2015-03-31
MILESTONE SCIENTIFIC INC.
filed 2015-05-14
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 14, 2015, the Issuer had a total of 21,438,093 shares of Common Stock, $.001 par value outstanding.

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

MILESTONE SCIENTIFIC INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,331,405	$10,367,993
Accounts receivable, net of allowance for doubtful accounts of
$5,000 as of March 31, 2015 and December 31, 2014	1,642,938	1,541,478
Due from related party	184,589	-
Notes Receivable-Milestone Medical Inc	200,000	-
Inventories	2,766,013	2,497,099
Advances on contracts	252,306	721,197
Prepaid expenses and other current assets	691,210	454,566
Total current assets	15,068,461	15,582,333
Investment in Milestone Medical Inc	506,947	888,720
Investment in Milestone Education LLC	19,977	24,192
Investment in Milestone China	445,325	348,651
Furniture, Fixtures & Equipment net of accumulated depreciation of
$422,001 as of March 31, 2015 and $416,210 as of December 31, 2014	85,448	88,818
Patents, net of accumulated amortization of $594,283 as of March 31,
2015 and $576,960 as of December 31, 2014	512,706	530,029
Other assets	14,685	14,685
Total assets	$16,653,549	$17,477,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,229,515	$1,453,908
Accrued expenses and other payables	627,192	981,168
Total current liabilities	1,856,707	2,435,076

Commitments and Contingencies

Stockholders' Equity
Series A Convertible Preferred Stock, par value $.001, authorized
5,000,000 shares, 7,000 and zero shares issued and outstanding,
respectively	7	7
Common stock, par value $.001; authorized 50,000,000 shares;
21,404,494 shares issued, 974,953 shares to be issued and
21,371,161 shares outstanding as of March 31, 2015.
21, 404 949 shares issued, 974,953 shares to be issued and
21,371,161 shares outstanding as of December 31, 2014	22,380	22,380
Additional paid-in capital	77,586,539	77,504,415
Accumulated deficit	(62,386,837)	(61,967,462)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total stockholders' equity	14,310,573	14,647,824
Noncontrolling interest	486,269	394,528
Total Equity	14,796,842	15,042,352
Total liabilities and stockholders' equity	$16,653,549	$17,477,428

 See Notes to Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Product sales, net	$2,770,204	$2,620,834
Cost of products sold	933,148	882,997
Gross profit	1,837,056	1,737,837
Selling, general and administrative expenses	1,898,081	1,392,869
Research and development expenses	10,118	15,720
Total operating expenses	1,908,199	1,408,589
(Loss) income from operations	(71,143)	329,248
Other income (expenses)
Interest expense	1,210	(475)
Loss on Earnings from Medical Joint Venture	(450,160)	(130,523)
Loss on Earnings from Education Joint Venture	(4,215)	(3,416)
Gain on Earnings from China Joint Venture	96,674	-
Total other expenses, net	(356,491)	(134,414)
(Loss) income before provision for income taxes	(427,634)	194,834
Net loss attributable to the noncontrolling interests	8,259	-
Net (loss) income attributable to Milestone Scientific Inc	$(419,375)	$194,834
Net (loss) income per share applicable to common stockholders -
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01
Weighted average shares outstanding and to be issued -
Basic	22,346,114	17,787,352
Diluted	22,346,114	18,268,814

See Notes to Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2015

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interest	Treasury Stock	Total
Balance, January 1, 2015	7,000	$7	22,379,447	$22,380	$77,504,415	$(61,967,462)	$394,528	$(911,516)	$15,042,352
Stock based compensation			-	-	82,124	-	-	-	82,124
Capital contribution from noncontrollling interest			-	-	-	-	100,000	-	100,000
Net loss			-	-	-	(419,375)	(8,259)	-	(427,634)
Balance, March 31, 2015	7,000	$7	22,379,447	$22,380	$77,586,539	$(62,386,837)	$486,269	$(911,516)	$14,796,842

See Notes to Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(427,634)	$194,834
Adjustments to reconcile net income net cash provided by (used in) operating activities:
Depreciation expense	5,791	4,041
Amortization of patents	17,323	19,593
Common stock and options for compensation, consulting and vendor services	82,124	88,052
Loss on Medical Joint Venture	450,160	130,523
Loss on Education Joint Venture	4,215	3,416
Gain on China Joint Venture	(96,674)	-
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(101,460)	311,481
(Increase) Decrease in inventories	(268,914)	(423,294)
Decrease to advance on contracts	468,891	326,197
(Increase) Decrease to prepaid expenses and other current assets	(236,644)	(50,866)
Decrease in accounts payable	(224,393)	(803,233)
Increase in Customer Advances	-	507,345
Decrease in accrued expenses and other payables	(353,976)	(31,121)
Net cash (used in) provided by operating activities	(681,191)	276,968
Cash flows from investing activities:
Notes receivable to Milestone Medical Inc	(200,000)	-
Due from related party	(184,589)	-
Investment in Medical joint venture	(68,387)	(58,703)
Purchases of property and equipment	(2,421)	(4,616)
Net cash (used in) investing activities	(455,397)	(63,319)
Cash flows from financing activities:
Proceeds from exercise of stock options	-	38,000
Capital Contribution from noncontrolling interest	100,000	-
Net cash provided by financing activities	100,000	38,000
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,036,588)	251,649
Cash and cash equivalents at beginning of period	10,367,993	1,147,198
Cash and cash equivalents at end of period	$9,331,405	$1,398,847
Supplemental disclosure of cash flow information:
Shares issued to employees in lieu of cash compensation	$-	$11,875
Shares to be issued to directors for prepaid directors' fees	$-	$55,200

See Notes to Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

Milestone Scientific Inc. and subsidiary (collectively “Milestone”, “our”, “us” or “we”) was incorporated in the state of Delaware in August 1989.

The unaudited financial statements of Milestone have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2014 included in Milestone's Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone’s financial position as of March 31, 2015 and the results of its operations for the three months then ended.

The results reported for the three months ended March 31, 2015 are not necessarily indicative of the results of operations which may be expected for a full year.

Milestone has incurred significant operating losses since its inception. Milestone had negative cash flows from operating activities for the three months ending March 31, 2015 of $681,191 and a positive cash flow of $276,968 for the three months ended March 31, 2014. At March 31, 2015, Milestone had cash and cash equivalents of $9,331,405 and a positive working capital of $13,211,754 as compared to working capital of $13,147,257 at December 31, 2014.. The working capital increased by $64,497 as compared to December 31, 2014. The change in working capital is primarily due to decrease in cash and cash equivalents offset by a decrease in current liabilities. Milestone’s management continues to examine all areas of the business to manage our cash flow. Milestone is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses.

As of March 31, 2015, Milestone believes that it has sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. Milestone will continue to manage its cash position while taking strategic steps to expand its business in the medical and dental, business sectors.

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statement have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the account of Milestone and its wholly owned subsidiary Wand Dental Inc. Additionally, the consolidated financial statement include the account of Milestone Scientific Advanced Cosmetic System, Inc. (“ACS”), a company that is seventy (70) percent owned by Milestone. The minority interest (thirty percent) in ACS is recorded in the equity section of the consolidated financial statements as noncontrolling interest. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

Investment in Milestone China

In July 2014, Milestone agreed to invest $1.0 million through the contribution of 772 STA instruments for a forty percent ownership in Milestone China. 772 STA instruments were shipped in 2014 and were recorded at Milestone’s cost in the investment account for Milestone China on the balance sheet in the fourth quarter 2014.The distributor will purchase STA handpieces on a cash basis as required. Milestone China began operations in July 2014.

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

Recent Accounting Pronouncements

Standards Board issued a new standard ASU No. 2014-09, "Revenue from Contracts with Customers." Under ASU 2014-09 recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for the Company January 1, 2017. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.

On February 18, 2015, the Financial Accounting Standards Board issued a new standard ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." The new standard affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. It will be effective for the Company on January 1, 2016. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.

NOTE – 2 Basic and Diluted Net INCOME (Loss) Per Common Share

Milestone presents “basic” and “fully diluted” earnings (loss) per common share applicable to common stockholders, and, if applicable, “diluted” earnings (loss) per common share applicable to common stockholders pursuant to the provisions of FASB ASC Topic 260. Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants were issued during the period. (Fully diluted shares are only calculated if there is a net income.)

For the quarters ending March 31, 2014, Milestone calculated basic and fully diluted earnings per common share as described in the previous paragraph.

NOTE – 3 ACCOUNTS RECEIVABLE

Milestone sells a significant amount of its product on credit terms to its major distributors. Milestone estimates losses from the inability of its customers to make payments on amounts billed. A majority of credit sales are due within ninety days from invoicing.

NOTE – 4 INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

Milestone Medical Inc

In March 2011, Milestone entered into an agreement with shareholders of Beijing 3H Scientific Technology Co., Ltd (“Beijing 3H”), a People’s Republic of China ("PRC") Company, and a group of other investors, to establish a medical joint venture entity in the PRC to develop intra-articular and epidural drug delivery instruments utilizing Milestone’s patented CompuFlo technology. Shareholders of Beijing 3H and other investors contributed $1.5 million and Milestone contributed an exclusive worldwide royalty-free license to use CompuFlo technology to this medical joint venture entity.

Milestone, with the consent of Beijing 3H, organized a domestic research and development corporation now known as Milestone Medical Inc. (“Milestone Medical”) to which the principal shareholders of Beijing 3H and a group of other investors completed a capital contribution of $1,500,000.  Milestone Medical was initially owned fifty percent by shareholders of Beijing 3H and a group of other investors, and fifty percent by Milestone. Milestone Medical had a remaining net book value of approximately $507,000 at March 31, 2015. Milestone has accounted for its investment in Milestone Medical using the equity method of accounting. Further, Milestone was authorized by the Milestone Medical to manage and oversee the development of the epidural and intra-articular instruments. In connection with this authorization, Milestone also entered into an agreement with a significant vendor to develop these two instruments.

Milestone has distribution responsibility in the U.S. and Canada. Beijing 3H was responsible for distribution in Macao, Hong Kong and other regions of Asia. Milestone Medical will distribute the epidural instruments in the PRC. In the rest of the world, responsibilities are shared by Milestone and Beijing 3H.

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

In the fourth quarter of 2013, Milestone Medical issued 2 million shares of its common stock in a private placement offering at $1.50 per share ($3.0 million) in Poland. As a result of this sale, Milestone Medical received net proceeds of $2,363,000. The effect of this private placement was to reduce Milestone’s percentage of ownership of Milestone Medical from 50% to 45.5% (post transaction). Consistent with the equity method of account, the ownership percentage is treated as if the decreased percentage of ownership was the result of the sale of these shares. As a result, Milestone recorded in the fourth quarter of 2013, a $1,363,650 gain on dilutive effect of the sale of equity in Milestone Medical.

In the fourth quarter of 2014, Milestone purchased an additional 995,000 shares of Milestone Medical from another shareholder for $447,750 ($0.45 per share), which increased its percentage of ownership to 49.98% of Milestone Medical.   Also in the fourth quarter of 2014, Milestone Medical terminated its distribution agreement with Beijing 3H and contracted with Milestone China (defined below) to become its new distributor in Asia for both the epidural and intra-articular instruments. Milestone China is forty percent owned by Milestone.

Milestone recorded a loss on its investment in Milestone Medical of $450,160 and $130,523 for the three months ended March 31, 2015 and 2014, respectively. The losses described represent 49.98% and 45.5% of the applicable losses reported by Milestone Medical during the three months ended March 31, 2015 and 2014, respectively. Milestone utilizes the equity method of accounting to recognize its financial results of the joint venture.

Milestone expensed $45,000 and $39,153 on behalf of the Milestone Medical for the three months ended March 31, 2015 and 2014, respectively, for legal expenses related to seeking U.S. Food and Drug Administration (“FDA”) marketing clearance for the epidural and intra-articular devices under section 510k. As part of the joint venture agreement, Milestone is to pay all fees related to the FDA clearance process.

Milestone had an investment in Milestone Medical of $506,947 and $852,295 as of March 31, 2015 and 2014, respectively, and there are no remaining suspended losses.

On July 1, 2013, Milestone and Milestone Medical signed an agreement for the reimbursement of specific expenses incurred by Milestone specifically for the benefit of Milestone Medical. The expenses related to the agreement that have not been paid are $162,214 and $48,641 as of March 31, 2015 and 2014, respectively. This includes $246,505 and $24,553 of charges for the three months ended March 31, 2015 and 2014, respectively.

Milestone Medical is a Development Stage Company and does not have revenues at this time.

Milestone Education LLC.

The Education Joint Venture has been providing training and education to our dentists throughout the world. Milestone accounted for its investment in the Education Joint Venture using the equity method of accounting. The Education Joint Venture incurred a loss of $4,215 and $3,415 for the three months ended March 31, 2015 and 2014, respectively. Fifty percent of these losses were recorded in the consolidated statements of operations.

Milestone China Inc

In June 2014, Milestone agreed to invest $1.0 million through the contribution of 772 STA instruments (at a distributor price of approximately $1,295 per instrument) for a forty percent ownership in Milestone China Inc., a Hong Kong based medical and dental distribution company (“Milestone China”). The instruments will be shipped to the distributors over a period of two years. Milestone China will purchase STA handpieces on a cash basis as required. 772 STA instruments were shipped in 2014 and are recorded at Milestone’s cost in the investment account for Milestone China on the balance sheet at December 31, 2014. Milestone China did not begin operations until July 2014. Milestone Scientific had recognized  income of $96,674, which is forty (40) percent of the $241,696 net income recognized by Milestone China, for the three months ended March 31, 2015, which was recorded in the condensed consolidated statement of operations for the three months ended March 31, 2015 Milestone’s investment in Milestone China is $445,325 and $348,651 sa of March 31, 2015 and December 31, 2014, respectively.

NOTE – 5 Stock Option Plans

A summary of option activity for employees under the plans and changes during the three months ended March 31, 2015, is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price $	Life (Years)	Value $
Outstanding, January 1, 2015	1,472,130	1.33	3.23	1,430,231
Granted	100,000	2.50	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding, March 31, 2015	1,572,130	1.40	3.10	2,460,722
Exercisable, March 31, 2015	1,058,418	1.09	2.49	2,019,427

Milestone recognizes stock compensation expense on a straight line basis over the requisite service period. During the three months ended March 31, 2015, Milestone recognized $82,124 of total stock compensation cost.  During the three months ended March 31, 2014, Milestone recognized $39,877 of total stock compensation cost. As of March 31, 2015 and March 31, 2014, there was $949,780 and $357,790, respectively, of total unrecognized compensation cost related to non-vested options which Milestone expects to recognize over a weighted average period of 3.10 years and 2.5 years at March 31, 2015 and 2014, respectively. A six percent rate of forfeitures is assumed in the calculation of the compensation cost for the period in 2015 and 2014.

Expected volatilities are based on historical volatility of Milestone’s common stock over a period commensurate with the anticipated term. Milestone uses historical data to estimate option exercise and employee termination within the valuation model.

A summary of option activity for non-employees under the plans and changes during the three months ended March 31, 2015, is presented below:

Weighted
		Weighted	Average	Aggregate
	Number	Averaged	Remaining	Intrinsic
	of	Exercise	Contractual	Options
	Options	Price $	Life (Years)	Value $
Outstanding, January 1, 2015	16,666	1.27	0.62	17,166
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding, March 31, 2015	16,666	1.27	0.37	28,832
Exercisable, March 31, 2015	16,666	1.27	0.37	28,832

During the three months ended March 31, 2015 and March 31, 2014, Milestone had no expenses related to non-employee options that vested during the period. There was no unrecognized compensation cost related to non-vested options as of March 31, 2015. A six percent rate of forfeitures is assumed in the calculation of the compensation cost for the period.

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

NOTE – 6 CONCENTRATION OF CREDIT RISK

Milestone’s consolidated financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable, and advances on contracts. Milestone places its cash and cash equivalents with large financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone to credit risk consist principally of trade accounts receivable, as Milestone does not require collateral or other security to support customer receivables, and advances on contracts. Milestone entered into a purchase agreement with a vendor to supply Milestone with 12,000 STA Instruments (104 instruments are remaining on the purchase order as of March 31, 2015). Milestone does not believe that significant credit risk exists with respect to this advance to the contract manufacturer.

Milestone closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management has provided a reserve that it believes is sufficient to record accounts receivable at net realizable value as of March 31, 2015 and December 31, 2014.

NOTE – 7 ADVANCES ON CONTRACTS

The advances on contracts represent funding of future STA inventory purchases. The balance of the advances as of March 31, 2015 and December 31, 2014 is $252,306 and $721,197, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

NOTE – 8 INCOME TAXES

Milestone’s expected federal and state income tax liability and benefit computed at the statutory rate (40%) on the pre-tax income for the quarters ending March 31, 2015 and 2014, amounted to a liability of approximately $39,000 and $151,000, respectively. Such expense was recognized in the accompanying consolidated financial statements as of March 31, 2015 and 2014 with recognition of a net operating loss carryforward. Due to Milestone’s history of past operating losses, which required a full valuation allowances for all of Milestone’s deferred tax assets at March 31, 2015 and 2014, no recognition was given to the utilization of the remaining net operating loss carryforwards.

NOTE – 9 COMMON STOCK ISSUANCES

During the three months ended March 31, 2015, Milestone did not issue any shares. During the three months ended March 31, 2014, Milestone issued 6,986 shares of common stock valued at $11,875 for payment of employee compensation. In addition, 95,000 shares are to be issued on the exercised of certain stock options at a price of $0.40 per share during the quarter ending March 31, 2014.  Milestone issued 13,939 shares of common stock valued at $22,500 for payment of consulting services.  In the first quarter of 2014, Milestone’s to be issued shares for the Board are 30,000 valued at $55,200 for their Directors’ compensation. Additionally, Milestone raised $10 million ($9.4 million net) on the sale of common and convertible preferred stock in May 2014.

NOTE – 10 PREFERRED STOCK ISSUANCE

In May 2014, Milestone completed a $10 million private placement pursuant to which it raised $3 million, from the sales of 2 million shares of common stock at $1.50 per share and $7 million from the sale of 7,000 shares of Series A Convertible Preferred Stock (the “Series A Stock”), with a stated value of $1,000 per share. The Series A Stock votes together with the Common Stock on an as converted basis and as a single class, except that such shares have class voting rights as to amendments to the Certificate of Incorporation adversely affecting the Series A Stock, increases in the number of authorized shares in that Series, issuance of additional shares of Series A Stock, increases in the size of the board prior to the time the holders of the Series A Stock no longer have a right to nominate a designee for election to the board or issuance of “senior stock” or “parity stock.”  The Series A Stock is also entitled to a liquidation preference equal to the greater of 100% of its $1,000 per share stated value or the amount the Series A Stock would receive on conversion into common stock and is convertible into common stock at $2.545 per share at the option of the holder or mandatorily convertible at this price on May 14, 2019, unless certain “threshold” prices have not been achieved prior to that date.

NOTE – 11 RELATED PARTY

Milestone has a manufacturing agreement with a related party. The related party manufactures products under specific purchase orders but without minimum purchase commitments. Milestone purchased $617,602 and $824,574 from the supplier for the three months ended March 31, 2015 and 2014, respectively. Milestone owed $523,576 and $455,574 to this supplier as of March 31, 2015 and December 31, 2014, respectively.

On July 1, 2013, Milestone and Milestone Medical signed an agreement for the reimbursement of specific expenses incurred by Milestone specifically for the benefit of Milestone Medical. At March 31, 2015, the expenses due from Milestone Medical are $184,589.

In December 2014 Milestone entered into a bridge financing to Milestone Medical while waiting approval of the capital raise, Milestone Scientific (49.9% owners) entered into a line of credit agreement which allows Milestone Medical to withdraw funds from Scientific up to $2 million through January 2016, if needed to assist in paying for the capital raise. The loan provides for interest charge at a rate of 3.25% per annual, the prime rate at the inception of the line of credit. The agreement terminates at April 15, 2016. $200,000 was borrowed by Milestone Medical at March 31, 2015 and is recognized as notes receivable on the condensed consolidated balance sheet.

NOTE – 12 SIGNIFICANT CUSTOMERS & GEOGRAPHICAL INFORMATION

Milestone had two customers (distributors) for the three months ended March 31, 2015, that had approximately 42%, (27% and 14%), of its net product sales and three customers (distributors) that had approximately 57%, (21%, 24% and 12%), of its net product sales for three months ended March 31, 2014. Milestone had gross accounts receivable for two major customers that amounted to $801,448, ($412,648 and $388,880), representing 49%, (29% and 28%), as of March 31, 2015 and gross accounts receivable for one major customer that amounted to $732,762, or 48% as of December 31, 2014, respectively.

Milestone’s sales by product and by geographical region are as follows:

	Three Months Ended March 31,
	2015	2014
Instruments	$1,126,579	$840,981
Handpieces	1,646,514	1,733,217
Other	(2,890)	46,636
	$2,770,204	$2,620,834

United States	$867,560	$1,213,643
Canada	15,977	24,736
Other Foreign	1,886,666	1,382,455
	$2,770,204	$2,620,834

NOTE – 13 PENSION PLANS

Milestone has a defined contribution plan that allows eligible employees to contribute part of their salary through payroll deductions. Milestone does not contribute to this plan but does pay the administrative costs of the plan, which are not significant.

In March 2014, the Board of Directors approved the Compensation Committee’s request to amend the Chief Executive Officer of Milestone’s employment agreement to provide benefits to make payments of $203,111 per year for five years to the Executive, or as he directs such payments to a third party, to fund his acquisition of, or contribution to an annuity, pension, or deferred distribution plan or for an investment for the Executive and his family. For the quarters ended March 31, 2015 and 2014, approximately $51,000 and $17,000, respectively, was charged to expenses for this commitment.  .

NOTE – 14 COMMITMENTS AND OTHER

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

The technology underlying the SafetyWand and CompuFlo, and an improvement to the controls for CompuDent were developed by the Director of Clinical Affairs and assigned to us. Milestone purchased this technology pursuant to an agreement dated January 1, 2005. The Director will receive additional payments of 2.5% of the total sales of products using certain of these technologies, and 5% of the total sales of products using certain other of the technologies. In addition, the Director is granted, pursuant to the agreement, an option to purchase, at fair market value on the date of the grant, 8,333 shares of the common stock upon the issuance of each additional patent relating to these technologies. If products produced by third parties use any of these technologies (under license from us) then the Director will receive the corresponding percentage of the consideration received by Milestone for such sale or license. Milestone expensed the Director’s royalty fees of $111,484 and $104,197 for the three months ended March 31, 2015 and 2014, respectively. Additionally, Milestone expensed consulting fees to the Director of $23,400 and $14,300 for the three months ended March 31, 2015 and 2014, respectively.

In January 2010, Milestone issued a purchase order to Tricor Systems Inc for the purchase of 12,000 STA Instruments to be delivered over the next three years. The purchase order is for $5,261,640. Consequently, advances on contracts have been classified as current at March 31, 2015 and 2014.

In August 2013, a shareholder of Milestone entered a three year agreement with Milestone to provide financial and business strategic services. The fee for these services are $100,000 annually.

Subsequent Events

The Company has evaluated subsequent events through May 14, 2015 and have determined that there are no events to be disclosed.

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

OVERVIEW

In 2015, Milestone remains focused on advancing efforts to achieve our two primary objectives; those being:

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

Milestone contributed an exclusive worldwide royalty-free license to use its patents as they pertain to these two instruments and disposables only to the Medical Joint Venture. Shareholders Beijing 3H and a group of individual investors contributed $1.5 million to the joint venture to enable the joint venture to design and develop two commercial instruments and related disposables using Milestone’s CompuFlo® technology. Milestone has distribution responsibility in the U.S. and Canada while Beijing 3H had distribution responsibility exclusively in the People’s Republic of China, Macao, Hong Kong and other regions of Asia. In the third quarter of 2014, a shareholder of Beijing 3H sold his interest in Milestone Medical Inc. and the agreement with Beijing 3H to distribute said instruments in Asia was terminated. Milestone China (40% owned by Milestone) signed distributor agreement with Milestone to distribute Milestone Medical Inc. instruments in Asia. As of March 31, 2015, the Medical Joint Venture and the development project is ongoing and nearing the completion of the two medical instruments. In fact, in September 2014 Milestone Medical Inc. received CE clearance to distribute their instruments in European Community (EU). Milestone is actively pursuing Medical distributors for the instrument in the EU community. Milestone Medical Inc signed a distribution agreement in March 2015, with a Polish Medical distributor for the distribution of the epidural instrument which began in April 2015.

In November 2013, Milestone Medical Inc., issued 2 million shares of its common stock at $1.50 per share, totaling ($3.0 million), in a private placement in Poland.  The consummation of the private placement provided for the admission of the Milestone Medical Inc. common stock for trading on a platform maintained by the Warsaw Stock Exchange.  As a result of this transaction, Milestone owned approximately forty-five (45.5%) percent (post-transaction) of Milestone Medical Inc. and Milestone recorded a $1,363,650 gain on the dilutive effect of these additional shares issued by Milestone Medical Inc. In the fourth quarter of 2014, Milestone purchased an additional 995,000 shares of Milestone Medical Inc. from a founding shareholder. As a result, Milestone’s percentage of ownership was increased to 49.98% of Milestone Medical Inc. at December 31, 2014.

In late June 2014, Milestone agreed to invest $1 million for a 40% ownership in Milestone China Inc., a Hong Kong organized medical and dental distribution company (“Milestone China”).  Milestone contributed 772 STA instruments to this entity.  Additional handpieces will be purchased for cash as required.  We expect Milestone China to positively impact dental and future medical business in PRC and other parts of Asia.  Milestone China did not begin operations until July 2014 and the first shipment of 300 STA instruments occurred in July 2014. Milestone recorded this investment under the equity method of accounting.  The remaining 472 STA instruments were shipped in December 2014 by Milestone to Milestone China with delivery in January 2015.

Segmented Sales Performance

The following table shows a breakdown of Milestone’s product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Three Months Ended March 31,
	2015		2014
DOMESTIC
Instruments	$448,965	51.8%	$158,708	13.1%
Handpieces	432,062	49.8%	1,025,493	84.5%
Other	(13,467)	-1.6%	29,442	2.4%
Total Domestic	867,560	100.0%	1,213,643	100.0%
INTERNATIONAL
Instruments	$677,614	35.6%	$682,273	48.5%
Handpieces	1,214,452	63.8%	707,725	50.3%
Other	10,578	0.6%	17,193	1.2%
Total International	1,902,644	100.0%	1,407,191	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$867,560	31.3%	$1,213,643	46.3%
International	1,902,644	68.7%	1,407,191	53.7%
Total Product Sales	$2,770,204	100.0%	$2,620,834	100.0%

We earned gross profits of 66% for the three months ended March 31, 2015 and 2014.   However, the revenues and related gross profits have not been sufficient to support overhead, new product introduction and research and development expenses.  Although Milestone anticipates expending funds for research and development in 2015, these amounts will vary based on the operating results for each quarter. Milestone has incurred annual operating losses and negative cash flows from operating activities since its inception, except for 2013. Milestone, at March 31, 2015, as a result of $10 million capital raise ($9.4 million net cash) in May 2014, has sufficient cash reserves to meet all of its anticipated obligations for at least the next twelve months.  Milestone is actively pursuing the continued generation of positive cash flows from operating activities through increase in revenue, assessment of current contracts and current negotiations.

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

Milestone announced the formation of a strategic alliance, whereby a third party distributor will serve as the exclusive distributor of Milestone’s Single Tooth Anesthesia System® (Wand STA System) and all related disposable items in the United States and Canada, beginning November 15, 2012. Additionally, the third party distributor will initiate a marketing campaign to drive sales in these territories.

In August 2013, Milestone appointed Henry Schein as its exclusive distributor in the USA and Canada for the CompuDent handpieces.

Summary of Significant Accounting Policies, Judgments and Estimates

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

While significant accounting policies are more fully described in Note S to the financial statements included elsewhere in this report, Milestone believes that the following accounting policies and significant judgments and estimates are most critical in understanding and evaluating the reported financial results.

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

Investment in Medical Joint Venture

Milestone entered into a Medical Joint Venture with a third party and a group of individual investor for the development and commercialization of two medical products. Milestone as of December 31, 2014 own 49.98% of the Medical Joint Venture and have recorded the investment on the equity basis of accounting. Milestone’s proportionate share of expenses incurred by the Medical Joint Venture will be charged to the Statement of Operations on a periodic basis.

Investment in Milestone China

In July 2014, Milestone agreed to invest $1.0 million through the contribution of 772 STA instruments for a forty percent ownership in Milestone China. 772 STA instruments were shipped in 2014 and were recorded at Milestone’s cost in the investment account for Milestone China on the Balance Sheet in the fourth quarter 2014.The distributor will purchase STA handpieces on a cash basis as required. Milestone China began operations in July 2014.

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

Results of Operations

The consolidated results of operations for the three months ended March 31, 2015 compared to the same three month period in 2014 reflect our focus and development on the Wand/STA Instrument, as well as continuing efforts on identifying collaborative partners which will allow for new product development utilizing our CompuFlo technology.

The following table sets forth, for the periods presented, the statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

	Three Months Ended March 31
	2015		2014

Total revenue	$2,770,204	100%	$2,620,834	100%
Cost of products sold	933,148	34%	882,997	34%
Gross Profit	1,837,056	66%	1,737,837	66%
Selling, general and administrative expenses	1,898,081	69%	1,392,869	50%
Research and development expenses	10,118	0%	15,720	1%
Operating expenses	1,908,199	69%	1,408,589	51%
(Loss) income from operations	(71,143)	-3%	329,248	12%
Total other income (expense) before provision for income taxes	(356,491)	-13%	(134,414)	-5%
Net (loss) income	(427,634)	-15%	194,834	7%
Less: Net loss attributable to the noncontrolling interests	8,259	0%	-	0%
Net (loss) income attributable to Milestone Scientific Inc.	$(419,375)	-15%	$194,834	7%

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Total product sales for the three months ended March 31, 2015 and 2014 were $2,770,204 and $2,620,834, respectively. The total increase in product sales of $149,370 or 6%, in 2015 from 2014 is principally the result of increase in international revenues. Domestic instruments sales increased by $290,257 in 2015 from 2014. In the domestic market, the total handpiece sales decreased by $593,431 or 58% in 2015 over 2014. This decrease in domestic handpiece sales is not identified as a continuing issue. On the international front, handpiece sales increased by $506,728 or 72% due to an increase in Wand handpieces sales of $419,601 in 2015 over 2014. STA handpiece sales increased by $87,127 or 67% for the first quarter 2015 over 2014. The sales of Wand Plus Instruments to the European community ceased in 2012 due to a change in the regulations.  The Wand Plus users in Europe will continue to own, utilize and purchase the handpieces.

Cost of products sold for the three months ended March 31, 2015 and 2014 were $933,148 and $882,997, respectively, an increase of $50,151or 6%.

For the three months ended March 31, 2015, Milestone generated a gross profit of $1,837,056 or 66%, as compared to a gross profit of $1,737,837, or 66%, for the three months ended March 31, 2014. The total increase in gross profit dollars of $99,219 is primarily due to an increase in revenue.

Selling, general and administrative expenses (“SG&A Expenses”) for the three months ended March 31, 2015 and 2014 were $1,898,081 and $1,392,869, respectively. This increase in expenses of $505,212 is described in the following sections of this report. Milestone continues to focus on controlling expenses in all categories. However, beginning in the first quarter of 2015, Milestone began the process of building its marketing and sales efforts to increase revenues in the business sectors. As such, a large portion of the increase in SG&A expenses is in this area, as well as personnel costs. Marketing, including trade shows and related expenses, increased approximately $30,000 in the first quarter of 2015 versus the same period in 2014. Payroll costs including bonus accruals increased approximately $436,000 in the first quarter of 2015. Milestone expanded the number of marketing and executive staff in the USA and Internationally.

Additionally, our legal expenses increased for the quarter for general legal expenses and those expenses related to patents by a total of approximately $109,000.

Research and development expenses for the three months ended March 31, 2015 and 2014 were $10,118 and $15,720, respectively, a decrease of $5,602 or 36%, due to the software enhancement of the Wand STA Instrument in 2014.

The loss from operations for the three months ended March 31, 2015 was $71,143 and income from operations for the three months ended March 31, 2014 was $329,248. The $400,391, or 122%, increase is explained above.

There is a loss on the Medical joint venture of $450,160 (non cash) for the quarter ending March 31, 2015. There was a loss on the Education joint venture of $4,214 for the quarter ending March 31, 2015. Milestone China has a gain on joint venture of $96,674 for the quarter ending March 31, 2015. There was a loss on the Medical joint venture of $130,523 for the quarter ending March 31, 2014. There was a loss on the Education joint venture of $3,415 for the quarter ending March 31, 2014.

For the reasons explained above, net loss for the three months ended March 31, 2015 was $427,634 and net income for the three months ended March 31, 2014 was $194,834, respectively. The $232,800, or 119%, increase in net loss is primarily a result of an increase in SG&A expenses of $505,212 and a net increase of $223,762 for the non-cash loss on the joint ventures and an increase in research and development expense of $5,602.

Liquidity and Capital Resources

As of March 31, 2015, Milestone had cash and cash equivalents of $9,331,405 and positive working capital of $13,211,754.

The working capital at March 31, 2015 was $13,211,754 as compared to the working capital at December 31, 2014 of $13,147,256. The increase of $64,497 in working capital was primarily attributable to a net current asset decrease of $513,872 including, an increase in current accounts receivable of $101,460, an increase in due from related party of $184,589, a decrease in cash and cash equivalents of $1,036,588 and an increase in inventory of $268,914 offset by a net decrease in current liabilities of $578,369.

Milestone continues to take positive steps to maintain adequate inventory levels and advances on contracts to maintain available inventory to meet our domestic and international sales requirements.

For the three months ended March 31, 2015, our net cash used in operating activities of $681,191. This was attributable primarily to a net loss attributable to Milestone Scientific of $419,375, net loss from noncontrolling interest of $8,259 adjusted for noncash items of $462,939 and changes in operating assets and liabilities of $716,496.

Milestone has incurred annual operating losses and negative cash flows from operating activities since its inception, except for the year ended December 31, 2013, and positive cash flow in 2014. Milestone is actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. With the $10 million Private Placement (net $9.4 million) in May 2014, Milestone believes that it does have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months from March 31, 2015.

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

There were no changes in Milestone’s internal control over financial reporting identified in connection with the evaluation that occurred during Milestone’s last fiscal quarter ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, Milestone’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, Milestone is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Date: May 14, 2015