Form 10-Q
period 2015-06-30
MILESTONE SCIENTIFIC INC.
filed 2015-08-13
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 13, 2015, the Issuer had a total of 21,438,093 shares of Common Stock, $.001 par value, outstanding.

MILESTONE SCIENTIFIC INC

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends that may affect Milestone Scientific’s future plans of operations, business strategy, results of operations and financial condition. Milestone Scientific wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and the actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in Milestone Scientific’s reports and registration statements filed with the Securities and Exchange Commission (the “SEC”). Milestone Scientific disclaims any intent or obligation to update such forward-looking statements.

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,447,326	$10,367,993
Treasury Bills	5,550,283	—
Accounts receivable, net of allowance for doubtful accounts of $5,000 as of June 30, 2015 and December 31, 2014	1,635,098	1,541,478
Due from related party	343,251	—
Note receivable-Milestone Medical Inc	1,000,000	—
Inventories	3,240,398	2,497,099
Advances on contracts	723,067	721,197
Prepaid expenses and other current assets	469,781	454,566

Total current assets	14,409,204	15,582,333
Investment in Milestone Medical Inc	—	888,720
Investment in Milestone Education LLC	16,357	24,192
Investment in Milestone China	284,672	348,651
Furniture, Fixtures & Equipment net of accumulated depreciation of $430,140 as of June 30, 2015 and $416,210 as of December 31, 2014	117,304	88,818
Patents, net of accumulated amortization of $611,606 as of June 30, 2015 and $576,960 as of December 31, 2014	495,382	530,029
Other assets	17,355	14,685

Total assets	$15,340,274	$17,477,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$795,919	$1,453,908
Accrued expenses and other payables	1,143,719	981,168

Total current liabilities	1,939,638	2,435,076

Commitments and Contingencies
Stockholders’ Equity
Series A Convertible Preferred Stock, par value $.001, authorized 5,000,000 shares, 7,000 shares issued and outstanding, respectively	7	7
Common stock, par value $.001; authorized 50,000,000 shares; 21,438,093 shares issued, 1,003,606 shares to be issued and 21,404,760 shares outstanding as of June 30, 2015; 21,404,494 shares issued, 974,953 shares to be issued and 21,371,161 shares outstanding as of December 31, 2014	22,442	22,380
Additional paid-in capital	77,908,947	77,504,415
Accumulated deficit	(64,459,785)	(61,967,462)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)

Total stockholders’ equity	12,560,095	14,647,824

Noncontrolling interest	840,541	394,528

Total Equity	13,400,636	15,042,352

Total liabilities and stockholders’ equity	$15,340,274	$17,477,428

See Notes to Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Product sales, net	$1,766,759	$2,506,932	$4,536,963	$5,127,766
Cost of products sold	570,729	912,406	1,503,877	1,795,403

Gross profit	1,196,030	1,594,526	3,033,086	3,332,363

Selling, general and administrative expenses	2,590,897	1,517,854	4,488,978	2,910,724
Research and development expenses	18,820	29,165	28,938	44,885

Total operating expenses	2,609,717	1,547,019	4,517,916	2,955,609

(Loss) income from operations	(1,413,687)	47,507	(1,484,830)	376,754
Other income (expenses)
Interest income (expense)	(1,130)	635	80	161
Loss on Earnings from Milestone Medical Inc.	(525,938)	(213,193)	(976,099)	(343,716)
Loss on Earnings from Education Joint Venture	(3,621)	(4,406)	(7,836)	(7,822)
Loss on Earnings from China Joint Venture	(160,654)	—	(63,979)	—

Total other expenses, net	(691,343)	(216,964)	(1,047,834)	(351,377)

(Loss) income before provision for income taxes	(2,105,030)	(169,457)	(2,532,664)	25,377

Provision for Income Tax	(13,646)	—	(13,646)	—

(Loss) income	(2,118,676)	(169,457)	(2,546,310)	25,377

Net loss attributable to the noncontrolling interests	45,727	—	53,987	—

Net (loss) income attributable to Milestone Scientific Inc	$(2,072,949)	$(169,457)	$(2,492,323)	$25,377

Net (loss) income per share applicable to common stockholders—
Basic	$(0.09)	$(0.01)	$(0.11)	$0.00

Diluted	$(0.09)	$(0.01)	$(0.11)	$0.00

Weighted average shares outstanding and to be issued—
Basic	22,405,897	20,246,281	22,390,332	19,196,919

Diluted	25,114,399	20,246,281	25,132,192	22,206,942

See Notes to Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2015

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Noncontrolling interest	Treasury Stock	Total
Balance, January 1, 2015	7,000	$7	22,379,447	$22,380	$77,504,415	$(61,967,462)	$394,528	$(911,516)	$15,042,352
Stock based compensation			—	—	226,844	—	—	—	226,844
Capital contribution from noncontrollling interest			—	—	—	—	500,000	—	500,000
Common stock to be issued to employee for bonuses			28,653	29	99,971	—		—	100,000
Common stock issued to employee for bonuses			7,407	7	19,993	—		—	20,000
Common stock issued for payment of consulting services			12,098	12	29,988	—		—	30,000
Common stock issued for payment of employee compensation			5,761	6	14,994	—		—	15,000
Exercise of stock options for consultants			8,333	8	12,742	—		—	12,750
Net loss			—	—	—	(2,492,323)	(53,987)	—	(2,546,310)

Balance, June 30, 2015	7,000	$7	22,441,699	$22,442	$77,908,947	$(64,459,785)	$840,541	$(911,516)	$13,400,636

See Notes to Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(2,546,310)	$25,377
Adjustments to reconcile net income net cash (used in) provided by operating activities:
Depreciation expense	13,930	7,024
Amortization of patents	34,647	39,185
Common stock and options for compensation, consulting and vendor services	391,844	188,603
Loss on Milestone Medical Inc.	976,099	343,716
Loss on Education joint venture	7,836	7,822
Gain on China joint venture	63,979	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(93,620)	89,470
(Increase) in inventories	(743,299)	(642,738)
(Increase) decrease to advance on contracts	(1,870)	634,670
(Increase) decrease to prepaid expenses and other current assets	(15,215)	16,491
(Increase) in other assets	(2,670)	—
Decrease in accounts payable	(657,989)	(986,396)
Decrease in customer advances	—	209,000
Increase in accrued expenses and other payables	162,551	239,404

Net cash (used in) provided by operating activities	(2,410,087)	171,628

Cash flows from investing activities:
Notes receivable to Milestone Medical Inc	(1,000,000)	—
Due from related party	(430,629)	—
Investment in Treasury Bills	(5,550,283)	(9,498,498)
Purchases of property and equipment	(42,418)	(21,189)

Net cash (used in) investing activities	(7,023,330)	(9,700,038)

Cash flows from financing activities:
Proceeds from exercise of stock options	12,750	103,250
Net proceeds on Private Placement Offering in May 2014	—	9,449,683
Repayment from related party loan	—	(50,000)
Capital contribution from noncontrolling interest	500,000	—

Net cash provided by financing activities	512,750	9,502,933

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,920,667)	(25,477)
Cash and cash equivalents at beginning of period	10,367,993	1,147,198

Cash and cash equivalents at end of period	$1,447,326	$1,121,721

Supplemental disclosure of cash flow information:
Shares issued to directors for the exercise of stock options	$—	$41,250

Shares issued to directors for compensation	$—	$55,200

Shares to be issued to employees for bonuses	$100,000	$—

Shares issued to employees for exercise of stock options	$—	$24,000

Shares issued to employees in lieu of cash compensations	$35,000	$23,750

Shares issued to consultants for exercise of stock options	$30,000	$38,000

Net proceeds on Private Placement Offering	$—	$9,449,683

See Notes to Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

Milestone Scientific Inc. and subsidiary (collectively “Milestone Scientific”, “our”, “us” or “we”) was incorporated in the state of Delaware in August 1989.

The unaudited consolidated financial statements of Milestone Scientific have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2014 included in Milestone Scientific’s Annual Report on Form 10-K.

On June 1, 2015, Milestone Scientific was listed on the NYSE MKT under the ticker symbol MLSS.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone Scientific’s financial position as of June 30, 2015 and the results of its operations for the three and six months then ended.

The results reported for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations which may be expected for a full year.

Milestone Scientific has incurred significant operating losses since its inception. Milestone Scientific had negative cash flows from operating activities for the six months ending June 30, 2015 of $2,410,087 and a positive cash flow of $171,628 for the six months ended June 30, 2014. At June 30, 2015, Milestone Scientific had cash and cash equivalents including Treasury Bills of $6,997,609 and a positive working capital of $12,469,566 as compared to working capital of $13,147,257 at December 31, 2014. The working capital decreased by $677,691 as compared to December 31, 2014. The change in working capital is primarily due to a decrease in cash and cash equivalents offset by a decrease in current liabilities. Milestone Scientific’s management continues to examine all areas of the business to manage its cash flow. Milestone Scientific is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses.

As of June 30, 2015, Milestone Scientific believes that it has sufficient cash reserves to meet all of its anticipated obligations for the next twelve months. Milestone Scientific will continue to manage its cash position while taking strategic steps to expand its business in the medical and dental, business sectors.

NOTE -1 SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statement have been prepared in accordance with accounting principles generally accepted a Delaware corporation in the United States (“GAAP”) and include the account of Milestone Scientific and its wholly owned subsidiary Wand Dental Inc. Additionally, the consolidated financial statement include the account of Milestone Scientific Advanced Cosmetic System, Inc. (“ACS”), a Delaware corporation that is seventy (70) percent owned by Milestone Scientific. The minority interest (thirty percent) in ACS is recorded in the equity section of the consolidated financial statements as noncontrolling interest. All significant intercompany transactions and balances have been eliminated in the consolidation.

ACS was organized in July 2014 by Milestone China (defined below) which is 40% owned by Milestone Scientific. ACS is owned fifty percent by Milestone China and fifty percent by Milestone Scientific. Milestone China has provided $900,000 of cash and Milestone Scientific will provide a royalty-free license to utilize its technology to develop a Botox instrument. Milestone Scientific will also provide the resources to design and commercialize the instrument at cost. Through attribution Milestone Scientific owns seventy percent of ACS.

Accounts Receivable

The realization of Accounts Receivable current and long-term will have a significant impact on Milestone Scientific. The criteria used by management to evaluate the adequacy of the allowance for doubtful accounts included, among others, credit worthiness of the customer, current trends, prior payment performance, the age of the receivables and Milestone Scientific’s overall historical experience.

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

Investment in Milestone Medical

In March 2011, Milestone Scientific entered into a joint venture (the “Medical Joint Venture”) with Beijing 3H Scientific Technology Co., Ltd. (“Beijing 3H”), a People’s Republic of China (“PRC”) Company. Milestone Scientific contributed an exclusive worldwide royalty-free license for the development and commercialization of intra-articular and epidural drug delivery instruments, utilizing its patented CompuFlo technology to the Medical Joint Venture, and a group of individual investors including the controlling shareholders of Beijing 3H and a large shareholder of Milestone Scientific contributed $1.5 million. Milestone Scientific, with the consent of the investors, organized a domestic research and development joint venture corporation, now known as Milestone Medical Inc. (“Milestone Medical”). In the fourth quarter of 2014, the joint venture agreement with Beijing 3H was terminated. However, Milestone Medical has continued to implement its business plan. As of June 30, 2015, Milestone Scientific owned 49.98% of the Milestone Medical and has recorded the investment using the equity method of accounting.

Investment in Milestone China

In July 2014, Milestone Scientific agreed to invest $1.0 million through the contribution of 772 STA instruments for a forty percent ownership in Milestone China Inc., a Hong Kong based medical and dental distribution company (“Milestone China”). 772 STA instruments were shipped in 2014 and were recorded at Milestone Scientific’s cost in the investment account for Milestone China on the Balance Sheet in the fourth quarter 2014. The distributor will purchase STA handpieces on a cash basis as required. Milestone China began operations in July 2014.

Impairment of Long-Lived Assets

The long lived assets of Milestone Scientific, principally patents and trademarks are the base features of the business. Milestone Scientific reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. The carrying value of the asset is evaluated in relation to the operating performance and future undiscounted cash flows of the underlying assets.

Revenue Recognition

Revenue from product sales is recognized net of discounts and allowances to domestic distributors on the date of shipment for essentially all shipments, since the shipment terms are FOB warehouse. Milestone Scientific will recognize revenue on date of arrival of the goods at the customer’s location where shipments are FOB destination. Shipments to international distributors are FOB the warehouse and revenue is therefore recognized on shipment except on sales to Milestone China where only 60% of revenue is recognized on shipment and the balance is deferred until the goods have been sold to a 3rd Party by Milestone China. In all cases the price to the buyer is fixed and the collectability is reasonably assured. Further, Milestone Scientific has no obligation on these sales for any post installation, set-up or maintenance, these being the responsibility of the buyer. Milestone Scientific’s only obligation after sale is the normal commercial warranty against manufacturing defects if the alleged defective unit is returned within the warranty period.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a new standard ASU No. 2014-09, “Revenue from Contracts with Customers.” Under ASU 2014-09 recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for Milestone Scientific on January 1, 2017. Milestone Scientific is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.

In February 2015, the Financial Accounting Standards Board issued a new standard ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The new standard affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. It will be effective for Milestone Scientific on January 1, 2016. Milestone Scientific is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.

NOTE – 2 BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Milestone Scientific presents “basic” and “fully diluted” earnings (loss) per common share applicable to common stockholders, and, if applicable, “diluted” earnings (loss) per common share applicable to common stockholders pursuant to the provisions of FASB ASC Topic 260. Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants were issued during the period. (Fully diluted shares are only calculated if there is a net income.)

For the three and six months ending June 30, 2015 and 2014, Milestone Scientific calculated basic and fully diluted earnings per common share as described in the previous paragraph.

NOTE – 3 ACCOUNTS RECEIVABLE

Milestone Scientific sells a significant amount of its product on credit terms to its major distributors. Milestone Scientific estimates losses from the inability of its customers to make payments on amounts billed. A majority of credit sales are due within ninety days from invoicing. There have not been any significant credit losses reported by the Company.

NOTE – 4 TREASURY BILLS

The fair values of Milestone marketable securities are determined in accordance with GAAP, with fair value being defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, Milestone Scientific utilizes the three-tier value hierarchy, as prescribed by GAAP, which prioritizes the inputs used in measuring fair value, as follows:

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

Milestone Scientific invests excess cash in Treasury Bills with varying maturities, which are classified as available-for-sale securities and are re-measured to fair value on a recurring basis and are valued using Level 1 inputs, which are quoted prices (unadjusted) for identical assets in active markets:

June 30, 2015	Cost	Fair Value	Unrealized Gain (Loss)
Available for sale:
Treasury Bills	$5,551,383	$5,550,283	$1,100

NOTE – 5 INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

Milestone Medical Inc

Milestone Medical was initially owned fifty percent by the investors and fifty percent by Milestone Scientific. Milestone Medical had a zero net book value at June 30, 2015. For the six month June 30, 2015 Milestone Scientific offset advances to Milestone Medical by $37,469 which is the excess loss of the Company’s investment in Milestone Medical. Milestone Scientific has accounted for its investment in Milestone Medical using the equity method of accounting.

Milestone Scientific has distribution responsibility in the U.S. and Canada and, prior to the fourth quarter, Beijing 3H was responsible for distribution in Macao, Hong Kong and other regions of Asia. In the fourth quarter of 2014, the joint venture agreement with Beijing 3H was terminated and Milestone Medical contracted with Milestone China to become its new distributor in Asia for both the epidural and intra-articular instruments.

In July 2013, Milestone Scientific entered a strategic partnership with the largest provider of specialty sales and distribution solutions for healthcare in the United States. This agreement was terminated in the second quarter of 2015.

In the fourth quarter of 2014, Milestone Scientific purchased an additional 995,000 shares of Milestone Medical from another shareholder for $447,750 ($0.45 per share), which increased its percentage of ownership to 49.98% of Milestone Medical.

Milestone Scientific recorded a loss on its investment in Milestone Medical of $525,938 and $976,099 for the three and six months ended June 30, 2015 and $213,193 and $343,716 for the three and six months ended June 30, 2014, respectively. The losses described represent 49.98% and 45.5% of the applicable losses reported by Milestone Medical during the three and six months ended June 30, 2015 and 2014, respectively. Milestone Scientific utilizes the equity method of accounting to recognize its financial results of the Medical Joint Venture.

Milestone Scientific did not have any to the legal expenses for FDA for Milestone Medical for the three and six months ended June 30, 2015, respectively, for legal expenses related to seeking U.S. Food and Drug Administration (“FDA”) marketing clearance for the epidural and intra-articular instruments under section 510k. Milestone Scientific expensed $92,300 and $131,453 on behalf of Milestone Medical for the three and six months ended June 30, 2014, respectively, for legal expenses related to seeking U.S. Food and Drug Administration marketing clearance for the epidural and intra-articular instruments under section 510K. As part of the joint venture agreement, Milestone Scientific agreed to pay all the legal fees related to the FDA clearance process.

Milestone Scientific had an investment in Milestone Medical of zero and $760,750 as of June 30, 2015 and 2014, respectively, and suspended loss of $ 37,470. For the six month June 30, 2015 Milestone Scientific offset advances to Milestone Medical by $37,469 which is the excess loss of the company investment in Milestone Medical.

Milestone Education LLC.

The Education Joint Venture has been providing training and education to our dentists throughout the world. Milestone Scientific accounted for its investment in the Education Joint Venture using the equity method of accounting. The Education Joint Venture incurred a loss of $3,621 and $7,836 for the three and six months ended June 30, 2015, respectively. The Education Joint Venture incurred a loss of $4,406 and $7,822 for the three and six months ended June 30, 2014, respectively. Fifty percent of these losses were recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014.

Milestone China Inc

In June 2014, Milestone Scientific agreed to invest $1.0 million through the contribution of 772 STA instruments (at a distributor price of approximately $1,295 per instrument) for a forty percent ownership in Milestone China. The instruments will be shipped to the distributors over a period of two years. Milestone China will purchase additional STA handpieces as required. 772 STA instruments were shipped in 2014 and are recorded at Milestone Scientific’s cost in the investment account for Milestone China on the balance sheet at December 31, 2014. Milestone China did not begin operations until July 2014. Milestone Scientific recognized a loss of $160,654 and $63,979 from Milestone China, for the three and six months ended June 30, 2015. These amounts represents 40% of the loss of Milestone China for each period respectively. Milestone Scientific’s investment in Milestone China is $284,672 and $348,651 as of June 30, 2015 and December 31, 2014, respectively. Milestone Scientific shipped $150,600 of handpieces in the six months ended June 30, 2015. Additionally, Milestone Scientific shipped $549,800 instruments at the end of June 2015 that will be recorded in July 2015.

NOTE – 6 STOCK OPTION PLANS

A summary of option activity for employees under the plans and changes during the six months ended June 30, 2015, is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Outstanding, January 1, 2015	1,472,130	1.33	3.23	1,430,231
Granted	157,306	3.01	4.68	90,000
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding, June 30, 2015	1,629,436	1.49	2.92	3,139,574
Exercisable, June 30, 2015	1,077,520	1.14	2.29	2,442,794

Milestone Scientific recognizes stock compensation expense on a straight line basis over the requisite service period. During the three months ended June 30, 2015, Milestone Scientific recognized $144,720 of total stock compensation cost. During the six months ended June 30, 2015, Milestone Scientific recognized $226,844 of total stock compensation cost. As of June 30, 2015 and June 30, 2014, there was $995,813 and $315,368, respectively, of total unrecognized compensation cost related to non-vested options which Milestone Scientific expects to recognize over a weighted average period of 4.17 years and 2.25 years at June 30, 2015 and 2014, respectively. A six percent rate of forfeitures is assumed in the calculation of the compensation cost for the period in 2015 and 2014.

Expected volatilities are based on historical volatility of Milestone Scientific’s common stock over a period commensurate with the anticipated term. Milestone Scientific uses historical data to estimate option exercise and employee termination within the valuation model.

A summary of option activity for non-employees under the plans and changes during the six months ended June 30, 2015, is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Outstanding, January 1, 2015	16,666	1.27	0.62	17,166
Granted	—	—	—	—
Expired	—	—	—	—
Exercised	8,333	1.53	—	—
Outstanding, June 30, 2015	8,333	1.01	0.44	19,916
Exercisable, June 30, 2015	8,333	1.01	0.44	19,916

During the six months ended June 30, 2015 and June 30, 2014, Milestone Scientific had no expenses related to non-employee options that vested during the period. There was no unrecognized compensation cost related to non-vested options as of June 30, 2015. A six percent rate of forfeitures is assumed in the calculation of the compensation cost for the period.

In accordance with the provisions of FASB ASC 505-50-15, all other issuances of common stock, stock options or other equity instruments to non-employees as consideration for goods or services received by Milestone Scientific are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options or similar equity instruments issued is estimated based on the Black-Scholes option-pricing model and the assumption that all of the options or other equity instruments will ultimately vest. Such fair value is measured as of an appropriate date pursuant to the guidance, (generally, the earlier of the date the other party becomes committed to provide goods or services or the date of performance by the other party is complete) and capitalized or expensed as if Milestone Scientific had paid cash for the goods or services.

NOTE – 7 CONCENTRATION OF CREDIT RISK

Milestone Scientific’s consolidated financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable, and advances on contracts. Milestone Scientific places its cash and cash equivalents with large financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone Scientific has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone Scientific to credit risk consist principally of trade accounts receivable, as Milestone Scientific does not require collateral or other security to support customer receivables, and advances on contracts. Milestone Scientific entered into a purchase agreement with a vendor to supply Milestone Scientific with 12,000 STA Instruments and this commitment was completed in June 2015. Milestone Scientific does not believe that significant credit risk exists with respect to this advance to the contract manufacturer.

Milestone Scientific closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone Scientific evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management has provided a reserve that it believes is sufficient to record accounts receivable at net realizable value as of June 30, 2015 and December 31, 2014.

Milestone Scientific purchases Treasury Bills with varying maturity dates periodically with excess cash.

NOTE – 8 ADVANCES ON CONTRACTS

The advances on contracts represent funding of future STA inventory purchases. The balance of the advances as of June 30, 2015 and December 31, 2014 is $723,067 and $721,197, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

NOTE – 9 INCOME TAXES

Milestone Scientific’s expected federal and state income tax liability and benefit computed at the statutory rate (40%) on the pre-tax income. For the six month ending June 30, 2015, state tax liability was approximately $13,000 respectively. Such expense was recognized in the accompanying consolidated financial statements as of June 30, 2015. Due to Milestone Scientific’s history of past operating losses, which required a full valuation allowances for all of Milestone Scientific’s deferred tax assets at June 30, 2015 and 2014, no recognition was given to the utilization of the remaining Federal net operating loss carryforwards.

NOTE – 10 COMMON STOCK ISSUANCES

During the three and six months ended June 30, 2015, Milestone Scientific issued 13,167 shares of common stock valued at $35,000 for payment of employee compensation. In addition, 12,098 shares of common stock were issued, valued at $30,000 for payment of consulting services for the three and six months ended June 30, 2015. 8,333 shares of common stock were issued on the exercise price of certain stock options valued at $12,750 for the three and six months ended June 30, 2015. During the six months ended June 30, 2014, Milestone Scientific issued 14,408 shares of common stock valued at $23,750 for payment of employee compensation. In addition, 195,000 shares of common stock were issued on the exercised of certain stock options valued at $62,000 during the six months ended June 30, 2014 and 75,000 shares of common stock were issued on the exercised of certain stock options at a price of $1.84, valued at $41,250 to the Board of Directors for the quarter ending June 30, 2014 and 23,730 shares of common stock were issued, valued at $37,500, for payment of consulting services for the six months ended June 30, 2014. In the six months ended June 30, 2014, Milestone Scientific issued 30,000 shares of common stock to the Board of Directors, valued at $55,200, for their compensation. Additionally, Milestone Scientific raised $10 million ($9.4 million net) on the sale of common and convertible preferred stock in May 2014.

NOTE – 11 PREFERRED STOCK ISSUANCE

In May 2014, Milestone Scientific completed a $10 million private placement pursuant to which it raised $3 million, from the sales of 2 million shares of common stock at $1.50 per share and $7 million from the sale of 7,000 shares of Series A Convertible Preferred Stock (the “Series A Stock”), with a stated value of $1,000 per share. The Series A Stock votes together with the Common Stock on an as converted basis and as a single class, except that such shares have class voting rights as to amendments to the Certificate of Incorporation adversely affecting the Series A Stock and to increases in the number of authorized shares of Series A Stock, issuances of additional shares of Series A Stock, and increases in the size of the board prior to the time the holders of the Series A Stock no longer have a right to nominate a designee for election to the board or issuance of “senior stock” or “parity stock.” The Series A Stock is entitled to a liquidation preference in an amount equal to the greater of 100% of its $1,000 per share stated value plus an amount equal to any then accrued and unpaid dividends, or the amount the Series A Stock would receive if all the outstanding shares of Series A Stock had been converted into common stock at $2.545 per share, subject to adjustment in accordance with the terms and provisions of the Certificate of Incorporation (the “base conversion price”). The Series A Stock is convertible into common stock at the base conversion price at the option of the holder or mandatorily convertible into common stock on May 13, 2019, at the base conversion price provided that certain “threshold” prices have been achieved during the 360 calendar day period prior to such date. If those threshold prices have not been achieved, the Series A Stock will convert at $1.50 per share on May 13, 2019.

NOTE – 12 RELATED PARTY

Milestone Scientific has a manufacturing agreement with a related party. The related party manufactures products under specific purchase orders but without minimum purchase commitments. Milestone Scientific purchased $1,353,632 and $1,397,784 from the supplier for the six months ended June 30, 2015 and 2014, respectively. Milestone Scientific owed $372,939 and $455,574 to this supplier as of June 30, 2015 and December 31, 2014, respectively.

On July 1, 2013, Milestone Scientific and Milestone Medical signed an agreement for the reimbursement of specific expenses incurred by Milestone Scientific specifically for the benefit of Milestone Medical. At June 30, 2015, the expenses due from Milestone Medical are $380,721.

In December 2014, Milestone Scientific entered into a bridge financing to Milestone Medical while waiting approval of the capital raise, Milestone Scientific (49.9% owners) entered into a line of credit agreement which allows Milestone Medical to borrow up to $2 million from Milestone Scientific through January 2016, if needed, to assist in paying for the capital raise. The loan provides for interest charge at a rate of 3.25% per annual, the prime rate at the inception of the line of credit. The agreement terminates at April 15, 2016. $1,000,000 was borrowed by Milestone Medical at June 30, 2015 and is recognized as notes receivable on the condensed consolidated balance sheet.

Milestone Scientific shipped $150,600 handpieces in the six months ended June 30, 2015 to Milestone China. Additionally Milestone Scientific shipped $549,800 instruments at the end of June 2015 that will be recorded in July 2015. Milestone China owes $323,640 to a wholly-owned subsidiary of Milestone Scientific for handpieces and instruments shipped in 2015.

NOTE – 13 SIGNIFICANT CUSTOMERS & GEOGRAPHICAL INFORMATION

Milestone Scientific had two customers (distributors) for the three months ended June 30, 2015, that had approximately 43%, (24% and 19%), of its net product sales and two customers (distributors) that had approximately 47%, (21% and 26%), of its net product sales for three months ended June 30, 2014. Milestone Scientific had three customers (distributors) for the six months ended June 30, 2015 that had approximately 48% (26%, 11% and 11%) of the net product sales and two customers (distributors) that had approximately 46% (21% and 25%) of its net product sales for the six months ended June 30, 2014.

Milestone Scientific had gross accounts receivable for three major customers that amounted to $1,150,101, ($263,861, $346,839 and $539,400) representing 62%, (14%, 19% and 29%), as of June 30, 2015 and gross accounts receivable for one major customer that amounted to $1,099,804, or 71% as of December 31, 2014, respectively.

Milestone Scientific’s sales by product and by geographical region are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014		2015	2014
Instruments	$289,755	$683,398	Instruments	$1,416,334	$1,524,379
Handpieces	1,430,141	1,784,982	Handpieces	3,076,655	3,518,197
Other	46,863	38,552	Other	43,974	85,190

	$1,766,759	$2,506,932		$4,536,963	$5,127,766

United States	$841,614	$1,181,374	United States	$1,709,176	$2,395,018
Canada	27,379	47,138	Canada	43,356	71,873
Other Foreign	897,766	1,278,420	Other Foreign	2,784,431	2,660,875

	$1,766,759	$2,506,932		$4,536,963	$5,127,766

NOTE – 14 PENSION PLANS

Milestone Scientific have a defined contribution plan that allows eligible employees to contribute part of their salary through payroll deductions. Milestone Scientific does not contribute to this plan but does pay the administrative costs of the plan, which are not significant.

In March 2014, the Board of Directors approved the Compensation Committee’s request to amend the Chief Executive Officer of Milestone Scientific’s employment agreement to provide benefits to make payments of $203,111 per year for five years to the Executive, or as he directs such payments to a third party, to fund his acquisition of, or contribution to an annuity, pension, or deferred distribution plan or for an investment for the Executive and his family. For the three and six months ended June 30, 2015, approximately $51,000 and $102,000, respectively, and for the three and six months ended June 30, 2014, approximately $51,000 and $68,000, respectively, was charged to expenses for this commitment.

NOTE – 15 COMMITMENTS AND OTHER

Milestone Scientific has informal arrangements for the manufacture of its products. STA, single tooth anesthesia, and CompuDent instruments are manufactured for Milestone Scientific by Tricor Systems, Inc. pursuant to specific purchase orders. The STA and The Wand Handpiece with Needle is supplied to Milestone Scientific by a contractor in the United States, which arranges for its manufacture with two factories in China.

The termination of the manufacturing relationship with any of the above manufacturers could have a material adverse effect on Milestone Scientific’s ability to produce and sell its products. Although alternate sources of supply exist and new manufacturing relationships could be established, Milestone Scientific would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, whether or not as a result of termination of such a relationship, would adversely affect Milestone Scientific.

The technology underlying the SafetyWand and CompuFlo, and an improvement to the controls for CompuDent were developed by the Director of Clinical Affairs and assigned to us. Milestone Scientific purchased this technology pursuant to an agreement dated January 1, 2005. The Director will receive additional payments of 2.5% of the total sales of products using certain of these technologies, and 5% of the total sales of products using certain other of the technologies. In addition, the Director is granted, pursuant to the agreement, an option to purchase, at fair market value on the date of the grant, 8,333 shares of the common stock upon the issuance of each additional patent relating to these technologies. If products produced by third parties use any of these technologies (under license from us) then the Director will receive the corresponding percentage of the consideration received by Milestone Scientific for such sale or license. Milestone Scientific expensed the Director’s royalty fees of $95,735 and $97,917 for the three months ended June 30, 2015 and 2014, respectively. Milestone Scientific expensed the Director’s royalty fee of $207,219 and $202,144 for the six months ended June 30, 2015 and 2014, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of zero and $24,700 for the six months ended June 30, 2015 and 2014, respectively.

In January 2010, Milestone Scientific issued a purchase order to Tricor Systems Inc for the purchase of 12,000 STA Instruments to be delivered over the next three years. The purchase order is for $5,261,640. Wand Dental Inc, a wholly-owned subsidiary of Milestone Scientific was assigned this commitment on October 1, 2015. As of June 30, 2015, this commitment was completed. In the second quarter of 2015, Wand Dental Inc entered into a new purchase commitment for 3,000 STA instruments, ($1,785,750) for the delivery of these instruments beginning October 2015 and into 2016. An advance of $482,000 was made on this commitment in the second quarter of 2015. Consequently, advances on contracts have been classified as current at June 30, 2015 and 2014.

In August 2013, a shareholder of Milestone Scientific entered a three year agreement with Milestone Scientific to provide financial and business strategic services. The fee for these services are $100,000 annually.

Subsequent Events

Milestone Scientific has evaluated subsequent events through August 13, 2015 and has determined that there are no events to be disclosed.

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

OVERVIEW

Milestone Scientific was officially listed on the NYSE MKT on June 1, 2015.

In 2015, Milestone Scientific remains focused on advancing efforts to achieve our two primary objectives; those being:

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

STA Instrument Growth

Since its market introduction in early 2007, the STA Instrument and a prior computerized controlled local anesthesia delivery product have been used to deliver over 55 million safe, effective and comfortable injections. The instrument has also been favorably evaluated in numerous peer-reviewed, published clinical studies and associated articles. Moreover, there appears to be a growing consensus among users that the STA Instrument is proving to be a valuable and beneficial instrument that is positively impacting the practice of dentistry worldwide.

Global Distribution Network

United States and Canadian Market

In June 2015, Milestone Scientific received official notification that a consortium led by, Milestone Scientific Inc. Poland, SP z.o.o. had been an awarded a $4.2 million grant from The Natural Centre for Research and development in Poland of which Milestone Scientific’s subsidiary will receive approximately $1.5 million in funding.

In August 2013, Milestone Scientific entered an exclusive distributor agreement (beginning October 1, 2013), with Henry Schein, for the sale and distribution of the CompuDent handpieces in the United States and Canada.

In July 2013, Milestone Scientific entered a strategic partnership with the largest provider of specialty sales and distribution solutions for healthcare. Pursuant to the strategic partnership, the distributor will hold, for a period of three years with the FDA market, the exclusive rights to market, resell, label and distribute Milestone Scientific’s CompuFlo injection technology for use in epidural applications for childbirth and other pain management needs in the U.S. hospital sector. This partnership was terminated in June 2015, due to delays in receiving FDA clearance on the instrument at that time.

In November 2012, Milestone Scientific entered an exclusive distribution and marketing agreement with a well-known U.S. domestic manufacturer and distributor, for the sale and distribution of the STA instruments and handpieces in United States and Canada.

International Market

On the global front, we also have granted exclusive marketing and distribution rights for the STA Instrument to select dental suppliers in various international regions in Asia, Africa, South America and Europe. They include Istrodent in South Africa and Unident in the Scandinavian countries of Denmark, Sweden, Norway and Iceland.

In early October 2012, the State Food and Drug Administration (SFDA) of the People’s Republic of China approved Milestone Scientific’s Single Tooth Anesthesia System® (STA System). In May 2014, the CFDA, (previously the SFDA), granted registration approval of the STA handpieces in China.

Shortly before the end of the second quarter 2009, we announced that we were refining our international marketing strategy to gain greater access to and penetration of the international dental markets for the STA Instrument, CompuDent and related disposable handpieces. The new sales strategy provides for increasing hands-on oversight and support of our existing international distribution network, while also attracting new distributors throughout Europe, Asia and South America. To assist in this endeavor, Milestone Scientific added in the spring of 2010 an International Sales Director to focus on the growth of our products outside the USA and Canada. The position was eliminated in 2014 and subsidized with a consultant in Central and South America, while our new CEO of Wand Dental has focused his efforts in developing distributors in Europe and South America.

In March 2011, Milestone Scientific entered into a joint venture (the “Medical Joint Venture”) with Beijing 3H Scientific Technology Co., Ltd. (“Beijing 3H”), a People’s Republic of China (“PRC”) Company. Milestone Scientific contributed an exclusive worldwide royalty-free license for the development and commercialization of intra-articular and epidural drug delivery instruments, utilizing its patented CompuFlo technology to the Medical Joint Venture. A group of individual investors including the controlling shareholders of Beijing 3H and a large shareholder of Milestone Scientific contributed $1.5 million. Milestone Scientific, with the consent of the investors, organized a domestic research and development joint venture corporation, now known as Milestone Medical Inc. (“Milestone Medical”). In the fourth quarter of 2014, the joint venture agreement with Beijing 3H was terminated. However, Milestone Medical has continued to implement its business plan. As of June 30, 2015, Milestone Scientific owned 49.98% of Milestone Medical and has recorded the investment using the equity method of accounting.

Subsequent to the termination of the distribution agreement with Beijing 3H, Milestone Medical contracted with Milestone China to become the new distributor in Asia for both the epidural and intra-articular instruments while Milestone Scientific continues to have distribution responsibility in the U.S. and Canada. Milestone Scientific owns forty percent of Milestone China. As of June 30, 2015, Milestone Medical’s development of the two medical instruments is ongoing and nearing the completion. In September 2014, Milestone Medical received CE certification to distribute their instruments in European Community (EU). Milestone Scientific is actively pursuing medical distributors for the instrument in the EU community. In March 2015, Milestone Medical signed a distribution agreement with a Polish Medical distributor for the distribution of the epidural instrument. First shipment of instruments and disposables began in June 2015. In June 2015, Milestone Medical signed a distribution agreement with an Italian distributor for distribution of the epidural instrument in Italy. The distribution of the first instruments in Italy will occur in the third quarter of 2015.

In November 2013, Milestone Medical issued two million shares of its common stock at $1.50 per share, totaling ($3.0 million), in a private placement in Poland. The consummation of the private placement provided for the admission of Milestone Medical’s common stock for trading on a platform maintained by the Warsaw Stock Exchange. As a result of this transaction, Milestone Scientific owned approximately forty-five (45.5%) percent (post-transaction) of Milestone Medical and Milestone Scientific recorded a $1,363,650 gain on the dilutive effect of these additional shares issued by Milestone Medical. In the fourth quarter of 2014, Milestone Scientific purchased an additional 995,000 shares of Milestone Medical from another shareholder of Milestone Medical. As a result, Milestone Scientific’s percentage of ownership was increased to 49.98% of Milestone Medical at December 31, 2014.

In late June 2014, Milestone Scientific agreed to invest $1 million for a 40% ownership in Milestone China Inc., a Hong Kong organized medical and dental distribution company (“Milestone China”). Milestone Scientific contributed 772 STA instruments to this entity. Additional handpieces will be purchased for cash as required. We expect Milestone China to positively impact dental and future medical business in PRC and other parts of Asia. Milestone China did not begin operations until July 2014 and the first shipment of 300 STA instruments occurred in July 2014. Milestone Scientific recorded this investment under the equity method of accounting. The remaining 472 STA instruments were shipped in December 2014 by Milestone Scientific to Milestone China with delivery in January 2015. Milestone Scientific sold $539,400 of instruments and handpiece to Milestone China in the six months ended June 30, 2015. An additional sale of $549,800 of instruments was shipped in late June and will be recorded in July 2015.

Segmented Sales Performance

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Three Months Ended June 30,					Six Months Ended June 30,
	2015		2014			2015		2014
DOMESTIC					DOMESTIC
Instruments	$153,325	18.2%	$350,170	29.6%	Instruments	$602,290	35.2%	$508,878	21.3%
Handpieces	673,062	80.0%	813,448	68.9%	Handpieces	1,105,124	64.7%	1,837,940	76.7%
Other	15,228	1.8%	17,756	1.5%	Other	1,762	0.1%	47,200	2.0%

Total Domestic	841,615	100.0%	1,181,374	100.0%	Total Domestic	1,709,176	100.0%	2,394,018	100.0%

INTERNATIONAL					INTERNATIONAL
Instruments	$136,430	14.7%	$333,228	25.1%	Instruments	$814,044	28.8%	$1,015,501	37.2%
Handpieces	757,079	81.8%	971,534	73.3%	Handpieces	1,971,531	69.7%	1,679,258	61.4%
Other	31,635	3.5%	20,796	1.6%	Other	42,212	1.5%	37,989	1.4%

Total International	925,144	100.0%	1,325,558	100.0%	Total International	2,827,787	100.0%	2,732,748	100.0%

DOMESTIC/INTERNATIONAL ANALYSIS					DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$841,615	47.6%	$1,181,374	47.1%	Domestic	$1,709,176	37.7%	$2,394,018	46.7%
International	925,144	52.4%	1,325,558	52.9%	International	2,827,787	62.3%	2,732,748	53.3%

Total Product Sales	$1,766,759	100.0%	$2,506,932	100.0%	Total Product Sales	$4,536,963	100.0%	$5,126,766	100.0%

We earned gross profits of 68% and 64% for the three months ended June 30, 2015 and 2014, respectively. However, the revenues and related gross profits have not been sufficient to support overhead, new product introduction and research and development expenses. Although Milestone Scientific anticipates expending funds for research and development in 2015, these amounts will vary based on the operating results for each quarter. Milestone Scientific has incurred annual operating losses and negative cash flows from operating activities since its inception, except for 2013. Milestone Scientific, at June 30, 2015, as a result of $10 million capital raise ($9.4 million net cash) in May 2014, has sufficient cash reserves to meet all of its anticipated obligations for at least the next twelve months. Milestone Scientific is actively pursuing the continued generation of positive cash flows from operating activities through increase in revenue, assessment of current contracts and current negotiations.

In 2015, Milestone Scientific plans to further support increased sales and marketing activity through our current distributors and through newly appointed distributors of the STA instruments and handpieces in the international market. In the U.S. and Canada, Milestone Scientific will continue the utilization of independent hygienists’ for training individual practitioners and group practices domestically, refined and directed advertising to dental professionals, and support and broaden our global distribution network.

Milestone Scientific announced the formation of a strategic alliance, whereby a third party distributor will serve as the exclusive distributor of Milestone Scientific’s Single Tooth Anesthesia System® (Wand STA System) and all related disposable items in the United States and Canada, beginning November 15, 2012.

In August 2013, Milestone Scientific appointed Henry Schein as its exclusive distributor in the USA and Canada for the CompuDent handpieces.

Results of Operations

The consolidated results of operations for the three and six months ended June 30, 2015 compared to the same three and six month periods in 2014 reflect our focus and development on the Wand/STA Instrument, as well as continuing efforts on identifying collaborative partners which will allow for new product development utilizing our CompuFlo technology.

The following table sets forth, for the periods presented, the statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results.

	Three Months Ended June 30				Six Months Ended June 30
	2015		2014		2015		2014
Total revenue	$1,766,759	100%	$2,506,932	100%	$4,536,963	100%	$5,127,766	100%
Cost of products sold	570,729	32%	912,406	36%	1,503,877	33%	1,795,403	35%

Gross Profit	1,196,030	68%	1,594,526	64%	3,033,086	67%	3,332,363	65%

Selling, general and administrative expenses	2,590,897	147%	1,517,854	86%	4,488,978	99%	2,910,724	87%
Research and development expenses	18,820	1%	29,165	2%	28,938	1%	44,885	1%

Operating expenses	2,609,717	148%	1,547,019	88%	4,517,916	256%	2,955,609	89%

(Loss) income from operations	(1,413,687)	-80%	47,507	3%	(1,484,830)	-33%	376,754	11%
Other expenses - interest & expenses	(691,343)	-39%	(216,964)	-12%	(1,047,834)	-23%	(351,377)	-11%
(Loss) income	(2,105,030)	-120%	(169,457)	-10%	(2,532,664)	-144%	25,377	2%

Provision for Income Tax	(13,646)	-1%	—	0%	(13,646)	-1%	—	0%

Net (loss) income	(2,118,676)	-120%	(169,457)	-10%	(2,546,310)	-56%	25,377	0%

Less: Net loss attributable to the noncontrolling interests	45,727	3%	—	0%	53,987	1%	—	0%

Net (loss) income attributable to Milestone Scientific Inc.	$(2,072,949)	-117%	$(169,457)	-10%	$(2,492,323)	-55%	$25,377	0%

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Total product sales for the three months ended June 30, 2015 and 2014 were $1,766,759 and $2,506,932, respectively. The total decrease in product sales of $740,173, or 30%, in 2015 from 2014 due to a delay in recognition of instruments sales to Milestone China and as a result of a general decline in demand for instruments and handpieces units. Domestic instruments sales decreased by $196,845 or 6% in 2015 from 2014. In the domestic market, the total handpiece sales decreased by $140,386, or 17%, in 2015 over 2014. This decrease in domestic handpiece sales is due to a price increase in January 2015 that is slowly being adopted by our distributor in the USA. On the international front, handpiece sales decreased by $214,455, or 22%, due to international price increase at the beginning of 2015 and a strengthening of the US dollar as compared to the Euro and other currencies throughout the world. We believe that Wand Plus users in Europe will continue to own, utilize and purchase handpieces. Milestone Scientific is reviewing its pricing strategy for both instruments and handpieces in light of the strengthened US dollar.

Cost of products sold for the three months ended June 30, 2015 and 2014 were $570,729 and $912,406, respectively, a decrease of $341,677 or 37%. This decrease is due to the reduction in sales volume.

For the three months ended June 30, 2015, Milestone Scientific generated a gross profit of $1,196,030 or 68% of total revenues, as compared to a gross profit of $1,594,526, or 64% of total revenues, for the three months ended June 30, 2014. The total decrease in gross profit dollars of $398,496 is primarily due to a decrease in revenue.

Selling, general and administrative expenses (“SG&A Expenses”) for the three months ended June 30, 2015 and 2014 were $2,590,897 and $1,517,853, respectively, an increase of $1,073,043. Milestone Scientific continues to focus on controlling expenses in all categories. In the first quarter of 2015, Milestone Scientific continued the process of building its marketing and sales efforts to increase revenues in the medical and dental business sectors. As such, a large portion of the increase in SG&A expenses is in the area, of personnel costs. Payroll, bonus, and business consulting cost increased by $543,000 in the second quarter of 2015 as compared to the same period of 2014. Additionally, accounting and legal; fees increased for ongoing business activity and for the litigation settlement with a distributor increased by $388,000. Also the company, expensed $75,000 in the quarter for the application and acceptance on the NYSE MKT.

Research and development expenses for the three months ended June 30, 2015 and 2014 were $18,820 and $29,165, respectively, a decrease of $10,345 or 35%.

The loss from operations for the three months ended June 30, 2015 was $1,413,687 and income from operations for the three months ended June 30, 2014 was $47,507. The $1,461,194 decrease in income from operations is explained above.

For the quarter ended June 30, 2015, we recognized a loss of $525,938 (non-cash) attributable to Milestone Medical compared to a loss of $213,193 (non-cash) for the same prior year period. We recognized a loss of $160,654 (non-cash) (40% percent of Milestone China’s loss) attributable to Milestone China compared to zero income or loss for the same prior year period. Milestone China began operations in July 2014.

For the reasons explained above, net loss for the three months ended June 30, 2015 and 2014 was $2,118,676 and $169,457, respectively. The $1,949,219 increase in net loss is primarily a result of an increase in SG&A Expenses of $1,073,043 and a net increase of non-cash losses on the unconsolidated subsidiaries of $472,614.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Total product sales for the six months ended June 30, 2015 and 2014 were $4,536,963 and $5,127,766, respectively. Total revenues decreased by $590,803, or 12% due to decrease in the instruments and handpieces unit sales. Domestic product revenue decreased compared to the same period in 2014. The domestic handpiece sales decreased by $732,816 offset by the increase in instruments sales of $93,412. The decrease in handpieces sales is due to a price increase in the beginning of 2015 that is taking time for the distributors to pass this cost on to their customers. International revenue increased by $95,039. The principal increase in international revenue is in handpieces sales of $292,273 for the six months ended June 30, 2015 as compared to the same period in 2014. The increase in handpieces sales is due to a price increase in January 2015 that is now being adopted by our customers. However, as noted in the three month comparison the current quarter has been negatively impacted by the strengthened US dollar. As such, Milestone Scientific is reviewing its pricing strategy for the remainder of the year.

Cost of products sold for the six months ended June 30, 2015 and 2014 were $1,503,877 and $1,795,403, respectively, a decrease of $291,526, or 16%.

Gross profit for the six months ended June 30, 2015 and 2014 was $3,033,086 or 67% of total revenues, and $3,332,363, or 65% of total revenues, respectively. Gross profit dollars in the first six months of 2015 decreased by $299,277 or 9% due to a decrease in sales volume offset by an increase in gross profit margin in 2015 over 2014 of 2%.

SG&A Expenses for the six months ended June 30, 2015 and 2014 were $4,488,978 and $2,910,724, respectively, an increase of $1,578,254 Milestone Scientific continues to focus on controlling expenses in all categories. However, as Milestone Scientific continues its process of building a marketing and sales management staff to grow our existing business and initiate new medical and dental instruments in our various sectors: these costs continue to rise. Since January 1, 2015, the company has added a President for Milestone Scientific, a CEO for Wand Dental Inc. (subsidiary of Milestone Scientific) and a Marketing Director. In late 2014 Wand Dental (subsidiary of Milestone Scientific) added a Director of Marketing. These additional staff compensation, benefits, and travel have increased expenses for the past six month period ending by approximately $900,000. Additional legal expenses in the area of regulatory for Patents have increased by $100,000 for the six month period. General legal expense increased approximately $300,000 in 2015 over 2014 as a result of increased legal procedures and distributor litigation expense that was settled in 2015. And finally the investor relations expense increased in 2015 over 2014 due to the expansion of the investor relations beyond the USA.

Research and development expenses for the six months ended June 30, 2015 and 2014 were $28,938 and $44,885, respectively.

The loss from operations for the six months ended June 30, 2015 was $1,484,830 compared to income of $376,754 for the same prior year period. The $1,861,584 decrease in operating income is explained above.

For the six months ended June 30, 2015, we recognized a loss of $976,099 (non-cash) attributable to Milestone Medical compared to a loss of $343,716 (non-cash) for the same prior year period. We recognized a loss $63,979 (non-cash) (40% percent of Milestone China’s loss) attributable to Milestone China compared to zero income or loss for the same prior year period. Milestone China began operations in July 2014.

For the reasons explained above, net loss for the six months ended June 30, 2015 was $2,546,310 and the net income for the six months ended June 30, 2014 was $25,377, respectively. The $2,571,687 decrease in net income is primarily a result of an increase in SG&A Expenses of $1,578,254 and a net increase of non-cash losses on the unconsolidated subsidiaries of $696,286.

Liquidity and Capital Resources

As of June 30, 2015, Milestone Scientific had cash and cash equivalents of $6,997,609 and positive working capital of $12,469,566.

The working capital at June 30, 2015 was $12,469,566 as compared to the working capital at December 31, 2014 of $13,147,257. The decrease of $677,691 in working capital was primarily attributable to a decrease in cash and cash equivalents of $3,370,384 offset by an increase in due from related party of $343,251, an increase in inventory of $743,299, an increase to note receivable of $1,000,000 offset by a net decrease in current liabilities of $495,438.

The $1,000,000 note receivable is pursuant to the $2 million line of credit Milestone Scientific entered into with Milestone Medical in December 2014. Milestone Scientific expects that this note receivable will be repaid in the third or fourth quarter of 2015.

Milestone Scientific continues to take positive steps to maintain adequate inventory levels and advances on contracts to maintain available inventory to meet our domestic and international sales requirements.

For the six months ended June 30, 2015, our net cash used in operating activities of $2,410,087. This was attributable primarily to a net loss of $2,546,310 for the six months ended June 30, 2015.

Milestone Scientific has incurred annual operating losses and negative cash flows from operating activities since its inception, except for the year ended December 31, 2013, and positive cash flow in 2014. Milestone Scientific is actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. With the $10 million Private Placement (net $9.4 million) in May 2014, Milestone Scientific believes that it does have sufficient cash reserves to meet all of its anticipated obligations for the next twelve months from June 30, 2015.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Milestone Scientific’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of Milestone Scientific’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, Milestone Scientific’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of the Evaluation Date are effective to ensure that information required to be disclosed in the reports Milestone Scientific files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Milestone Scientific’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

There were no changes in Milestone Scientific’s internal control over financial reporting identified in connection with the evaluation that occurred during Milestone Scientific’s last fiscal quarter ended June 30, 2015 that have materially affected, or that are reasonably likely to materially affect, Milestone Scientific’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the six months ended June 30, 2015, Milestone Scientific issued a total of 33,599 shares of its common stock for aggregate consideration of $77,749.

	Shares	$
Shares issued to employee as compensation	13,168	35,000
Shares issued for services	12,098	30,000
Exercise of stock options by consultants	8,333	12,749

	33,599	$77,749

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Operating Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Operating Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*	Filed herewith.
**	Furnished, not filed, in accordance with Item 601(32)(ii) of Regulation S-K.

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

Date: August 13, 2015