Form 10-Q
period 2016-03-31
MILESTONE SCIENTIFIC INC.
filed 2016-05-16
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(973) 535-2717

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.001 per share	NYSE MKT LLC

Securities registered pursuant to section 12(g) of the Act:                    NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☑   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐  Yes    ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.     ☑  Yes    ☐  No

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☑  No

As May 16, 2016, the Issuer had a total of 21,687,164 shares of Common Stock, $.001 par value, outstanding.

MILESTONE SCIENTIFIC INC.

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

Milestone Scientific has rights to the following trademarks: CompuDent®, CompuMed®, CompuFlo®, The Wand®, The Wand Plus®, The SafetyWand®, Dynamic Pressure Sensing Technology®, and STA Single Tooth Anesthesia™ (STA Instrument, instruments and handpieces).

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,671,778	$4,194,384
Accounts receivable, net of allowance for doubtful accounts of $5,000 as of March 31, 2016 and December 31, 2015	2,269,154	1,793,801
Other receivable	58,140	58,140
Inventories	3,898,237	4,258,094
Advances on contracts	1,253,645	1,215,128
Prepaid expenses and other current assets	505,336	304,604
Total current assets	10,656,290	11,824,151
Investment in Milestone Education LLC	-	16,346
Furniture, fixtures & equipment net of accumulated depreciation of $589,703 as of March 31, 2016 and $566,477 as of December 31, 2015	220,892	235,935
Patents, net of accumulated amortization of $663,926 as of March 31, 2016 and $646,388 as of December 31, 2015	712,448	715,540
Other assets	17,355	17,355
Total assets	$11,606,985	$12,809,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,866,352	$2,088,268
Accrued expenses and other payables	1,375,171	1,555,567
Total current liabilities	3,241,523	3,643,835
Commitments and Contingencies
Stockholders’ Equity
Series A convertible preferred stock, par value $.001, authorized 5,000,000 shares, 7,000 shares issued and outstanding, respectively	7	7
Common stock, par value $.001; authorized 50,000,000 shares; 21,720,497 shares issued, 1,100,405 shares to be issued and 21,687,164 shares outstanding as of March 31, 2016; 21,720,497 shares issued, 963,451 shares to be issued and 21,687,164 shares outstanding as of December 31, 2015	22,821	22,685
Additional paid-in capital	79,076,752	78,632,383
Accumulated deficit	(68,185,043)	(67,434,984)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific Inc. stockholders' equity	10,003,021	10,308,575
Noncontrolling interest	(1,637,559)	(1,143,083)
Total Equity	8,365,462	9,165,492
Total liabilities and stockholders’ equity	$11,606,985	$12,809,327

The following table includes assets to settle liabilities of the consolidated variable interest. These assets and liabilities are included in the consolidated balance sheet above.
Assets:
Cash and cash equivalents	$72,967	$1,222
Accounts receivable	45,075	45,075
Inventories	875,974	885,961
Advances on contracts	44,148	43,524
Furniture, fixtures & equipment net of accumulated depreciation	107,403	119,007
Liabilities:
Accounts payable	$426,993	$461,292
Accrued expenses and other payables	324,815	354,361

See Notes to Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Product sales, net	$3,569,374	$2,770,204
Cost of products sold	1,368,190	933,148
Gross profit	2,201,184	1,837,056
Selling, general and administrative expenses	3,001,130	1,898,081
Research and development expenses	143,442	10,118
Total operating expenses	3,144,572	1,908,199
Loss from operations	(943,388)	(71,143)
Interest expense	(1,237)	-
Interest income	302	1,210
Total other expenses, net	(935)	1,210
Loss before provision for income tax and equity in net earnings of equity investments	(944,323)	(69,933)
Provision for income tax	(46,834)	-
Loss before equity in net earnings of equity investments	(991,157)	(69,933)
Loss on earnings from Milestone Medical	-	(450,160)
Loss on earnings from Education Joint Venture	-	(4,215)
(Loss) Gain on earnings from China Joint Venture	(269,726)	96,674
Loss in equity investments	(269,726)	(357,701)
Net Loss	(1,260,883)	(427,634)
Net loss attributable to noncontrolling interests	510,824	8,259
Net loss attributable to Milestone Scientific Inc.	$(750,059)	$(419,375)
Net loss per share applicable to common stockholders—
Basic	$(0.03)	$(0.02)
Diluted	$(0.03)	$(0.02)
Weighted average shares outstanding and to be issued—
Basic	22,609,349	21,919,616
Diluted	22,609,349	21,919,616

See Notes to Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2016

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interest	Treasury Stock	Total
Balance, January 1, 2016	7,000	$7	22,685,160	$22,685	$78,632,383	$(67,434,984)	$(1,143,083)	$(911,516)	$9,165,492

Consolidation of Milestone Education	-	-	-				16,348	-	16,348
Stock based compensation	-	-	-	-	134,505	-	-	-	134,505
Common stock to be issued to employee for bonuses			136,954	136	309,864	-	-	-	310,000
Net loss	-	-	-	-	-	(750,059)	(510,824)	-	(1,260,883)
Balance, March 31, 2016	7,000	$7	22,822,114	$22,821	$79,076,752	$(68,185,043)	$(1,637,559)	$(911,516)	$8,365,462

See Notes to Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net loss	$(1,260,883)	$(427,634)
Adjustments to reconcile net cash used in operating activities:
Depreciation expense	22,786	5,791
Amortization of patents	17,538	17,323
Common stock and options for compensation, consulting and vendor services	444,505	82,124
Equity loss on Milestone Medical	-	450,160
Equity loss on Education joint venture	-	4,215
Equity loss (gain) on China joint venture	164,837	(96,674)
Changes in operating assets and liabilities:
Increase in accounts receivable	(475,351)	(101,460)
Increase in other receivable	-	(268,914)
Increase in inventories	359,857	468,891
(Increase) decrease to advances on contracts	(38,517)	(236,644)
(Increase) decrease to prepaid expenses and other current assets	(200,732)	-
(Increase) decrease in other assets	-	(224,393)
Increase (decrease) in accounts payable	(237,853)	-
Increase in accrued expenses and other payables	(185,313)	(353,976)
Net cash used in operating activities	(1,389,126)	(681,191)
Cash flows from investing activities:
Notes receivable from Milestone Medical	-	(200,000)
Due from related party	-	(184,589)
Investment in Milestone Medical	-	(68,387)
Investment in China Joint Venture	(164,837)	-
Purchases of intangible assets	(14,442)	-
Purchases of property and equipment	(4,822)	(2,421)
Cash acquired from variable interest entity	50,621	-
Net cash used in investing activities	(133,480)	(455,397)
Cash flows from financing activities:
Capital contribution from noncontrolling interest	-	100,000
Net cash provided by investing activities	-	100,000
Net decrease in cash and cash equivalents	(1,522,606)	(1,036,588)
Cash and cash equivalents at beginning of period	4,194,384	10,367,993
Cash and cash equivalents at end of period	$2,671,778	$9,331,405

Supplemental disclosure of cash flow information:
Net Assets Acquired from Variable Interest Entity	20,472	-
Shares issued to employees in lieu of cash compensations	$310,000	$-

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

The unaudited consolidated financial statements of Milestone Scientific have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2015 included in Milestone Scientific Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone Scientific’s financial position as of March 31, 2016 and the results of its operations for the three months then ended.

The results reported for the three months ended March 31, 2016 are not necessarily indicative of the results of operations which may be expected for a full year.

Milestone Scientific has incurred operating losses and negative cash flows from operating activities since its inception, except for 2013. Milestone Scientific is actively pursuing the generation of revenue, positive operating income and net income. The capital raised in May 2014, provided Milestone Scientific with the opportunity to continue to develop and commercialize additional medical instruments and aggressively market the dental instruments throughout the world. Milestone Scientific is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. As of March 31, 2016 Milestone Scientific believes that with the new distribution agreement with Henry Schein Inc. (effective January 1, 2016), the world’s largest supplier of medical, dental and veterinary supplies and devices, that dental revenue is projected to improve in the upcoming 12 months. To further reduce our expenditures, Milestone Medical’s expenses related to USA FDA clearance for the epidural and intra-articular instruments can be controlled as required to meet Milestone Scientific’s budget. Milestone Scientific has completed a detailed cash flow projection for the upcoming 12 months and has concluded that by limiting the FDA related expenses and increasing the dental instrument revenue through the new distribution agreement, management believes that Milestone Scientific will have sufficient cash reserves to meet all of its anticipated obligations over the next twelve months.

NOTE – 1 SUMMARY OF ACCOUNTING POLICIES

1.	Principles of Consolidation

The accompanying consolidated financial statement have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Milestone Scientific and its wholly owned and majority owned subsidiaries, including Wand Dental, as well as Milestone Medical Inc. (“Milestone Medical”) and Milestone Education LLC (“Milestone Education”), both variable interest entities for which Milestone Scientific is the primary beneficiary. All significant, intra-entity transactions and balances have been eliminated in the consolidation.

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

If Milestone Scientific determines that it has operating power and the obligation to absorb losses or receive benefits, Milestone Scientific consolidates the VIE as the primary beneficiary, and if not, does not consolidate. Milestone Scientific’s involvement constitutes power that is most significant to the entity when it has unconstrained decision making ability over key operational functions within the entity

Assets recognized as a result of consolidating VIEs do not represent additional assets that could be used to satisfy claims against Milestone Scientific’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on Milestone Scientific’s general assets; rather, they represent claims against the specific assets of the consolidated VIEs.

Milestone Scientific is the primary beneficiary of Milestone Medical, and Milestone Education, as variable interest entities. Accordingly, the assets and liabilities of Milestone Medical and Milestone Education are included in the accompanying consolidated financial statements. Please refer to Note 4 for further details regarding the treatment of the variable interest entity.

3.	Cash and Cash Equivalents

Milestone Scientific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

4.	Accounts Receivable

Milestone Scientific sells a significant amount of its product on credit terms to its major distributors. Milestone Scientific estimates losses from the inability of its customers to make payments on amounts billed. A majority of credit sales are due within ninety days from invoicing. There have not been any significant credit losses reported by Milestone Scientific.

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

Investments in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in the long term assets on the Consolidated Balance Sheet. Under this method of accounting, our share of the net earnings or losses of the investee is presented below the income tax line on the Consolidated Statement of Operations since the activities of the investee are not closely aligned with the operations of Milestone Scientific. We evaluate our equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

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

Milestone Scientific reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The carrying value of the assets is evaluated in relation to the operating performance and future undiscounted cash flows of the underlying assets. Milestone Scientific adjusts the net book value of an underlying asset if its fair value is determined to be less than its net book value. Milestone Scientific has reviewed long-lived assets for impairment and concluded no impairment exists as of March 31, 2016.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. The FASB continues to release guidance clarifying certain aspects of the revenue guidance.  We do not believe that this new accounting pronouncement will have a material impact on our financial statements.

In November 2015, the FASB issued guidance simplifying the balance sheet classification of deferred taxes. The new guidance requires that all deferred taxes be presented as noncurrent, rather than separated into current and noncurrent amounts. The guidance is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. In addition, the adoption of guidance can be applied either prospectively or retrospectively to all periods presented. As of March 31, 2016 and 2015 there are no deferred tax assets or liabilities recorded.

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

In March 2016, the Financial Accounting Standards Board issued a new standard ASU No.2016-09, “Compensation – Stock Compensation” (Topic 718): The new standard is intended to clarify certain reporting aspects relating to stock based compensation, relating primarily to forfeitures, tax impacts and cash flow presentation.  Certain attributes will be treated prospectively, while others will require a retroactive application. Generally, the changes will be effective for fiscal years and interim periods, beginning after December 15, 2016. Milestone Scientific is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows

NOTE – 2 Basic and Diluted Net INCOME (Loss) Per Common Share

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

Since Milestone Scientific had net losses for 2016 and 2015, the assumed effects of the exercise of potentially dilutive outstanding stock options and warrants were not included in the calculation as their effect would have been anti-dilutive.

For the three months ended March 31, 2016 and 2015, Milestone Scientific calculated basic and fully diluted earnings per common share as described in the previous paragraph.

NOTE – 3 ACCOUNTS RECEIVABLE

Milestone Scientific sells a significant amount of its product on credit terms to its major distributors. Milestone Scientific estimates losses from the inability of its customers to make payments on amounts billed. A majority of credit sales are due within ninety days from invoicing.

NOTE – 4 CONSOLIDATION OF VARIABLE INTEREST ENTITY

Milestone Medical

Milestone Medical is 49.98% owned by Milestone Scientific as of March 31, 2016. Milestone Scientific has been established to develop and commercialize intra-articular and epidural drug delivery instruments, utilizing an exclusive royalty-free license to Milestone Scientific’s CompuFlo technology. The license was contributed by Milestone Scientific for our initial ownership in Milestone Medical.

Since our initial investment in Milestone Medical we have accounted for the investment in accordance with the equity method of accounting. However, during 2015, Milestone Scientific provided short term bridge financing to Milestone Medical in anticipation of the completion of a secondary stock offering in the Polish Market. In December 2015, Milestone Medical suspended their capital raise efforts meriting re-consideration of the initial accounting for the investment as an equity method investment. In April 2016, Milestone Medical cancelled the uplisting of its shares to the Poland Warsaw Stock Exchange.

As a result of the change in circumstances around the proposed offering in December 2015 by Milestone Medical, we reevaluated the relationship between the two entities and the status of Milestone Medical as a VIE. We have concluded that Milestone Medical does not have sufficient capital at risk to support its activities without additional financial support from Milestone Scientific. As a result of these factors, we have concluded that the line of credit extended to Milestone Medical constitutes a variable interest in Milestone Medical and therefore Milestone Medical is consolidated at March 31, 2016.

Since the factors giving rise to concluding that Milestone Medical is a VIE happened so close to the end of fiscal year 2015, the acquisition date for measuring the consolidation of Milestone Medical has been deemed to be December 31, 2015.

Subsequent to March 31, 2016 Milestone Scientific acquired equity and voting control of Milestone Medical as a result of the acquisition of an additional 37% of the outstanding common stock of Milestone Medical by exchanging Milestone Medical shares for shares of Milestone Scientific common stock at a rate of two shares of Milestone Medical for one share of Milestone Scientific.

Milestone Education LLC

Milestone Education is a 50% owned subsidiary of Milestone Scientific which began operations in 2013 to provide training and education to our dentists throughout the world. Milestone Scientific accounts for its investment in Milestone Education using the equity method of accounting through December 31, 2015. Approximately 80% of the revenue earned by Milestone Education is from services performed for Milestone Scientific. As a result of this relationship, we concluded that we have the power to direct the activities that most significantly impact Milestone Education’s economic performance, and that it is a variable interest entity and should be consolidated in the financials of Milestone Scientific. As of December 31, 2015, the impact of the consolidation was deemed not to be material to the consolidated financial statements.

The financial statements of Milestone Medical, and Milestone Education are included in the accompanying consolidated financial statements as of March 31, 2016.

The financial information in the table below summarizes the combined results of operations of Milestone Scientific, and its subsidiaries including Milestone Medical and Milestone Education (each a variable interest entity) on a pro forma basis as though the companies had been combined as of the beginning of the earliest period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the result of operations that would have been achieved if the consolidation had taken place at the beginning of the period presented.

March 31, 2015 Pro Forma
Total revenue	$2,791,103
Cost of products sold	933,148
Gross Profit	1,857,955
Selling, general and administrative expenses	2,683,757
Research and development expenses	143,685
Operating expenses	2,827,442
Loss from operations	(969,643)
Other expenses	-
Interest expense	(369)
Interest income	1,213
Loss before Provision for Income Tax	(968,643)
Provision for Income Tax	-
Loss before equity in net earnings of equity investments	(968,643)
Loss on earnings from Milestone Medical Inc.	(450,160)
Loss on earnings from Education Joint Venture	(4,215)
Gain on earnings from China Joint Venture	96,674
Loss in equity investments	(357,701)
Net loss	(1,326,344)
Less: Net loss attributable to the noncontrolling interests	(457,436)
Net loss attributable to Milestone Scientific Inc.	$(868,908)

NOTE – 5 INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

Advance Ocular Science SA

Advanced Ocular Sciences SA is an entity organized to develop an instrument that delivers injections into the eyes. The company is a shell company as of March 31, 2016. Milestone Scientific owns 25% of this entity. As of the balance sheet date, no equity has been contributed to the company by Milestone Scientific. During 2015, Milestone Scientific advanced $78,798 for marketing and strategy planning to Advanced Ocular Sciences SA. Advanced Ocular

Sciences SA., or their organizers are obligated to repay this advance once the public offering is approved and funded in Poland during 2016. Advance Ocular Science SA was not included in the consolidated financial statements at March 31, 2016 as no investment has been made by Milestone Scientific.

Milestone China Ltd.

In June 2014, Milestone Scientific agreed to invest $1 Million through the contribution of 772 STA instruments (at a distributor price of approximately $1,295 per instrument) for a forty percent ownership in Milestone China Ltd. (“Milestone China”).  In 2014, the instruments were shipped and were recorded as an investment in Milestone China at the cost of the inventory contributed. In January 2016, Milestone Scientific contributed 308 STA instruments with a retail value of approximately $400,000 ($1,296 per instrument) to Milestone China Inc. as an increase in our investment in this subsidiary. The additional contribution increased the Company’s investment by approximately $165,000 which represents the costs of the instruments and it did not increase the company’s percentage of ownership since the contribution is proportionate to the other shareholder contribution. Milestone Scientific recorded a loss on its investment in Milestone China of $164,837 and equity earnings $96,674 for the three months ended March 31, 2016 and 2015, respectively. Milestone’s investment in Milestone China was $0 and $445,325, at March 31, 2016 and 2015 respectively. Milestone Scientific had suspended losses on its investment in Milestone China of $177,291, as of March 31, 2016.

Milestone Scientific sold $1,000,000 in instruments during quarter ended March 31, 2016 to Milestone China. Milestone China Ltd. owes $825,340 to Milestone Scientific for instruments shipped in 2016, which is included in accounts receivable at March 31, 2016

Milestone Scientific recognizes the total revenue and costs of goods sold at the time the shipment of instruments and handpieces. However, due to timing differences of when the inventory is sold to Milestone China and when Milestone China sells the acquired inventory to third parties, elimination of the intra-entity profit is required as of the balance sheet date. In accordance with Accounting Standard Codification (“ASC”) 323 – Equity Method and Joint Ventures, Milestone Scientific has deferred the gross profit associated with inventory shipped to Milestone China that has not been sold to third parties The deferred profit of $174,670 is included in the loss from the Milestone China within the Statement of Operations and presented as a reduction of the accounts receivable in the Consolidated Balance Sheet.

NOTE – 6 Stock Option Plans

Milestone Scientific recognizes compensation expense on a straight line basis over the requisite service period and in the case of performance based options over the period of the expected performance. For the months ended March 31, 2016 and 2015, Milestone Scientific recognized $134,505 and $82,124 of total employee compensation cost related to options that vested each year, respectively. As of March 31, 2016 and 2015, there was $1,026,024 and $949,780 of total unrecognized compensation cost related to non-vested options which Milestone Scientific expects to recognize over a weighted average period of 2.99 years and 3.10 years as of March 31, 2016 and 2015, respectively.

A summary of option activity for employees under the plans and changes during the three months ended March 31, 2016, is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Outstanding, January 1, 2016	1,419,436	1.56	2.78	1,220,338
Granted	348,908	1.72	4.85	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding, March 31, 2016	1,768,344	1.59	2.99	466,050
Exercisable, March 31, 2016	1,157,983	1.33	2.43	465,309

A summary of option activity for non-employees under the plans and changes during the three months ended March 31, 2016, is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Outstanding, January 1, 2016	8,333	2.70	4.83	-
Granted	-	-	-	-
Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding, March 31, 2016	8,333	2.70	4.58	-
Exercisable, March 31, 2016	2,777	2.70	4.58	-

The fair value of the options was estimated on the date of grant using the Black Scholes option-pricing model.  As of March 31, 2016, Milestone Scientific recognized $1,175 expense related to non-employee options that vested.

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

Milestone Scientific closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone Scientific evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management has provided a reserve that it believes is sufficient to record accounts receivable at net realizable value as of March 31, 2016, and 2015, respectively.

NOTE – 8 ADVANCES ON CONTRACTS

The advances on contracts represent funding of future STA inventory purchases. The balance of the advances as of March 31, 2016, and December 31, 2015, is $1,253,645 and $1,215,128, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

NOTE – 9 INCOME TAXES

For the three Months ended March 31, 2016, and 2015 state tax liability was approximately $47,000 and $0, respectively. Due to Milestone Scientific’s history of past operating losses, which required a full valuation allowances for all of Milestone Scientific’s deferred tax assets at March 31, 2016 and 2015, no recognition was given to the utilization of the remaining Federal net operating loss carryforwards.

NOTE – 10 SIGNIFICANT CUSTOMERS & GEOGRAPHICAL INFORMATION

Milestone Scientific has informal arrangements with the manufacturer of the STA, CompuDent® and CompuMed® instruments, one of the principal manufacturers for those instruments pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. Purchases from this supplier were $636,059 and $617,602 for the three months ended March 31, 2016 and 2015, respectively. Milestone Scientific has a manufacturing agreement with one of the principal manufacturers, which is a related party, of its handpieces pursuant to which they manufacture products under specific purchase orders but without minimum purchase commitments. A five percent shareholder of Milestone Scientific is also a shareholder of this vendor. Milestone Scientific owed $610,202 and $455,573 to this supplier as of March 31, 2016 and March 31, 2015, respectively.

For the three months March 31, 2016, Milestone Scientific had two customers (distributors) that respectively had approximately 21% and 35%, of its net product sales. Accounts receivable for the two major customers respectively amounted to approximately $505,670 and $228,148 of gross accounts receivable. For the three months March 31, 2015, Milestone had two customers (distributors) that respectively had approximately 27% and 18%, of its net product sales. Accounts receivable for the two major customers respectively amounted to approximately $761,413 and $170,536 of gross accounts receivable.

Milestone Scientific’s sales by product and by geographical region are as follows:

	Three Months Ended March 31,
	2016	2015
DOMESTIC
Instruments	$661,645	$448,965
Handpieces	988,143	432,062
Other	34,379	(13,467)
Total Domestic	$1,684,167	$867,560

INTERNATIONAL
Instruments	$1,268,156	$677,614
Handpieces	584,708	1,214,453
Other	32,342	10,577
Total International	$1,885,207	$1,902,644

Total Product Sales	$3,569,374	$2,770,204

NOTE – 11 PENSION PLANS

Milestone Scientific has a Defined Contribution Plan that allows eligible employees to contribute part of their salary through payroll deductions. Milestone Scientific does not contribute to this plan, but does pay the administrative costs of the plan, which were not significant.

NOTE – 12 COMMITMENTS AND OTHER

(1) Lease Commitments

The headquarters for Milestone Scientific is located at 220 South Orange Ave, Livingston, New Jersey. Milestone Scientific leases approximately 7,625 square feet of office space. The lease term expires January 31, 2020 at a monthly cost of $12,522. Additionally, Milestone Scientific has other smaller insignificant leases ending through 2017. A third party distribution and logistics center in Pennsylvania handles shipping and order fulfillment on a month-to-month basis. For the three Months ended March 31, 2016 and 2015, rent expense amounted to $35,232, and $13,824 respectively.

(2) Contract Manufacturing Arrangement

Milestone Scientific has informal arrangements for the manufacture of its products The STA (single tooth anesthesia), and CompuDent® instruments are manufactured for Milestone Scientific by Tricor Systems, Inc. pursuant to specific purchase orders. The STA and the Wand® Handpiece with Needle is supplied to Milestone Scientific by a contractor in the United States, which arranges for its manufacture with two factories in China.

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

(3) Other Commitments and Subsequent Events

Other Commitments

In March 2014, the Board of Directors approved the Compensation Committee’s request to amend the Chief Executive Officer of Milestone Scientific’s employment agreement to provide benefits to make payments of $203,111 per year for five years to the Chief Executive Officer, or as he directs such payments to a third party, to fund his acquisition of, or contribution to an annuity, pension, or deferred distribution plan or for an investment for the Executive and his family. For each the three months ended March 31, 2016 and 2015, approximately $51,000was charged to expense, respectively.

The technology underlying the SafetyWand and CompuFlo®, and an improvement to the controls for CompuDent® were developed by the Director of Clinical Affairs and assigned to us. Milestone Scientific purchased this technology pursuant to an agreement dated January 1, 2005. The Director will receive additional payments of 2.5% of the total sales of products using certain of these technologies, and 5% of the total sales of products using certain other of the technologies. The Director of Clinical Affairs is granted, pursuant to the agreement, an option to purchase, at fair market value on the date of the grant, 8,333 shares of the common stock upon the issuance of each additional patent relating to these technologies. If products produced by third parties use any of these technologies (under license from us) then the Director of Clinical Affairs will receive the corresponding percentage of the consideration received Milestone Scientific for such sale or license. Milestone Scientific expensed the Director of Clinical Affairs’ royalty fee of $190,626 and $111,484, during the three months ended March 31, 2016 and 2015, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of $68,757 and $23,400 the three months ended March 31, 2016 and 2015, respectively.

Subsequent Events

Subsequent to March 31, 2016 Milestone Scientific acquired an additional 37% of the outstanding common stock of Milestone Medical by exchanging Milestone Medical shares for shares of Milestone Scientific common stock at a rate of two shares of Milestone Medical for one share of Milestone Scientific.

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

OVERVIEW

Milestone Scientific Inc. (“Milestone Scientific”, “our”, “us” or “we”) was officially listed on the NYSE MKT on June 1, 2015.

In 2016, Milestone Scientific remains focused on advancing efforts to achieve our two primary objectives; those being:

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

Global Distribution Network

United States and Canadian Market

In November 2012, Milestone Scientific entered an exclusive distribution and marketing agreement with a well-known U.S. domestic manufacturer and distributor, for the sale and distribution of the STA instruments and handpieces in United States and Canada. The exclusive distributor and marketing agreement was converted to a non-exclusive agreement as December 31, 2015. Henry Schein a global leader of distribution in the dental supplies was added as a non-exclusive distributor of the STA instruments and handpieces in the United State and Canada in January 2016. In August 2014, Milestone Scientific entered an exclusive distributor agreement (beginning October 1, 2014), with Henry Schein, for the sale and distribution of the legacy CompuDent® handpieces in the United States and Canada.

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

In September 2014, Milestone Medical Inc., a subsidiary of Milestone Scientific (“Milestone Medical”), received CE clearance to distribute their instruments in European Community (EU). Milestone Medical is actively pursuing distributors for the instrument in the EU community. Milestone Medical signed a distribution agreement in March 2015, with a Polish Medical distributor for the distribution of the epidural instrument starting in April 2015.

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Three Months Ended March 31,
	2016		2015
DOMESTIC
Instruments	$661,645	39.3%	$448,965	51.8%
Handpieces	988,143	58.7%	432,062	49.8%
Other	34,379	2.0%	(13,467)	(1.6)%
Total Domestic	$1,684,167	100.0%	$867,560	100.0%
INTERNATIONAL
Instruments	$1,268,156	67.3%	$677,614	34.9%
Handpieces	584,708	31.0%	1,214,454	63.7%
Other	32,342	1.7%	10,577	1.5%
Total International	$1,885,207	100.0%	$1,902,644	100.0%
DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$1,684,167	47.2%	$867,560	37.2%
International	1,885,207	52.8%	1,902,644	62.8%
Total Product Sales	$3,569,374	100.0%	$2,770,204	100.0%

Milestone Scientific earned gross profit of approximately $2.2 million and $1.8 million in the three months ended March 31, 2016 and 2015, respectively.  However, the revenues and related gross profits have not been sufficient to support overhead, new product introduction and research and development expenses.  Although Milestone Scientific anticipates expending funds for research and development in 2016, these amounts will vary based on the operating results for each quarter. Milestone Scientific has incurred annual operating losses and negative cash flows from operating activities since its inception, except for 2013. At March 31, 2016, Milestone Scientific has sufficient cash reserves to meet all of its anticipated obligations for at least the next twelve months, including a limited amount of financing for the operation of Milestone Medical until additional financing is consummated in 2016.  Milestone Scientific is actively pursuing the continued generation of positive cash flows from operating activities through increase in revenue, assessment of current contracts and current negotiations.

In 2016, Milestone Scientific plans to further support increased sales and marketing activity through our current distributors and newly appointed distributors of the STA instruments and handpieces in the international market. In the U.S. and Canada, Milestone Scientific will continue the utilization of independent hygienists for training individual practitioners and group practices domestically, refined and directed advertising to dental professionals, and support and broaden our global distribution network.

Results of Operations

The following table sets forth for the consolidated results of operations for the three months ended March 31, 2016 compared to 2015 as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results:

	Three Months Ended March 31,
	2016		2015
Total revenue	$3,569,374	100%	$2,770,204	100%
Cost of products sold	1,368,190	38%	933,148	34%
Gross Profit	2,201,184	62%	1,837,056	66%
Selling, general and administrative expenses	3,001,130	95%	1,898,081	99%
Research and development expenses	143,442	5%	10,118	1%
Operating expenses	3,144,572	100%	1,908,199	100%
Loss from operations	(943,388)	-26%	(71,143)	-3%
Interest expense	(1,237)	0%	-	0%
Interest income	302	0%	1,210	0%
Total other expenses, net	(935)	0%	1,210	-3%
Loss before provision for income tax and equity in net earnings of equity investments	(944,323)	-69%	(69,933)	-3%
Provision for Income Tax	(46,834)	-1%	-	0%
Loss before equity in net earnings of equity investments	(991,157)	-28%	(69,933)	-3%
Loss on earnings from Milestone Medical	-	0%	(450,160)	-16%
Loss on earnings from Education Joint Venture	-	0%	(4,215)	0%
(Loss) Gain on earnings from China Joint Venture	(269,726)	-8%	96,674	3%
Loss in equity investments	(269,726)	-8%	(357,701)	-13%
Net loss	(1,260,883)	-35%	(427,634)	-15%
Less: Net loss attributable to the noncontrolling interests	510,824	17%	8,259	0%
Net loss attributable to Milestone Scientific Inc.	$(750,059)	-21%	$(419,375)	-15%

Three Months ended March 31, 2016 compared to Three Months ended March 31, 2015

The following paragraphs will describe the results of 2016 compared to 2015.

Total revenues for the three months ended March 31, 2016 and 2015 were approximately $3.5 and $2.7 million, respectively. The total dental revenue increased by $799,170 or 29% which was primarily related to the increase in instrument sales worldwide. This increase in revenue is in both STA instruments and handpieces. It is important to note that in the first quarter of 2016 Henry Schein purchased their first order of instruments and handpieces as a non-exclusive distributor in USA and Canada. International Instruments sales increased by $590,000 over the same period in 2015 due to a shipment of STA instruments to China. Handpieces decreased by $630,000 for the same period in 2015 due to an incentive buyer program in 2015 for handpieces that did not occur in the first quarter of 2016. International sales decreased by approximately $17,000. In the USA, Milestone Scientific has modified its exclusive distributor and marketing agreement with Aseptico Inc.  This exclusive agreement was changed to a non-exclusive agreement in December 31, 2015. The term of this non-exclusive agreement expired on March 31, 2016. Beginning January 1, 2016, Milestone Scientific entered into a non-exclusive distribution agreement with Henry Schein, the leading distributor of dental products in the USA and Canada.

The gross margin in 2016 decreased to 62% versus 66% in 2015. This decrease in gross profit margin is due to price reduction in instruments in certain key markets to stimulate increased volume in 2016 by increasing marketing efforts by distributors. Although the gross margin percentage decreased 4%, gross profit dollars in 2016 increased to approximately $2.2 million from approximately $1.8 million in 2015 or, by approximately $364,000 over the same period year over year.

Selling, general and administrative expenses for the three months ended March 31, 2016 were approximately $3.0 million versus $1.9 million in 2015.  This increase of approximately $1.1 million is predominantly due to the consolidation of Milestone Medical in the first quarter of 2016. In 2015, Milestone Medical was accounted for under the equity method, as such their line item expenses were recorded as a one line entry in the Statement of Operations as a Loss on Earnings from Milestone Medical. The total operating expense for Milestone Medical for the quarter ending March 31, 2016 and 2015 was $851,000 and $890,000, respectively. The major reduction in the total operating expense for Milestone Medical was a reduction in Research and Development Expense of approximately $86,000, offset by an increase in various general expenses of $23,000.

On the consolidated basis, giving effect to the consolidation of Milestone Medical, Milestone Scientific and Wand Dental, expenses increased by approximately $400,000. Salaries and other compensation expense increased by $105,000 with the increase in personnel required to grow our business, a Senior Brand Manager, a Senior Manager of Project Management and an increase in our Clinical Hygienist staff to train our current and new customers. Other personnel benefits increased by $108,000 due to Medical Insurance increases and increased staff. Stock based compensation increased by $51,000 due stock option awards provided to executives at the end of 2015. Marketing and trade show expenses and travel and other expenses accounted for the remainder of the increase in the 1st quarter 2016 versus the first quarter of 2015.

Research and development expenses for the three months ended March 31, 2016 and 2015 were $143,442 and $10,118, respectively. As previously stated, $47,000 of the increase is due to the consolidation of Milestone Medical in 2016. The remainder of the increase is due to other research and development projects that are in process.

The loss from operations for the three months ended March 31, 2016 and 2015 was $943,388 and $71,143, respectively. The additional loss of $911,000 is primarily the result of the consolidation Milestone Medical in 2016.

There was a loss on the China Joint Venture of $269,726 and profit of $96,674 for the three months ended March 31, 2016 and 2015, respectively. The China joint Venture is in its initial operating and expansion cycle in China, and as such will continue to have losses in 2016

For the reasons explained above, and after factoring in the positive effects of net loss attributable to non-controlling interest, the net loss for the three months March 31, 2016 was $750,059 as compared to the net loss for the three months ended March 31, 2015 of $419,375.

Liquidity and Capital Resources

Looking at the current balance sheet for Milestone Scientific and subsidiaries, current assets decreased by approximately $1.2 million. The reduction in current assets is primarily due to a decrease in cash of approximately $1.5 million and a decrease in inventories of approximately $360,000. The cash reduction is primarily due to the loss from operations and the financial support of Milestone Medical for the three months ended March 31, 2016.

Current liabilities decreased by approximately $402,000.

Working Capital decreased by $766,000, primarily due to the loss from operations for the three months ended March 31, 2016. However, Milestone Scientific believes that its cash on hand and revenues from the dental business will be sufficient to operate the ongoing business for at least the next 12 months. As noted above, the funding for Milestone Medical will be limited during 2016.

Milestone Scientific continues to take positive steps to maintain adequate inventory levels and advances on contracts to maintain available inventory to meet our domestic and international sales requirements. Cash flows from operating activities for the three months ended March 31, 2016 and 2015 were a negative $1,389,126 and $681,191, respectively.

Milestone Scientific has incurred annual operating losses and negative cash flows from operating activities since its inception, except for the year ended December 31, 2013. Milestone Scientific is actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts, and current negotiations and reductions in operating expenses. The consolidation of Milestone Medical in December 2015 and the lack of capital raising activities by Milestone Medical in 2015 created a unique situation for Milestone Scientific advancing into 2016. However as noted previously, Milestone Scientific is not obligated to continue its financial support of Milestone Medical, but the timeline for Milestone Medical 510K FDA clearance is expected in 2016 (mid-year). Milestone Scientific expects that clearance to commercialize the epidural and intra articular instruments in 2016 will significantly improve the capital raising opportunities and financial picture.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.Controls and Procedures

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

There were no changes in Milestone Scientific’s internal control over financial reporting identified in connection with the evaluation that occurred during Milestone Scientific’s last fiscal quarter ended March 31, 2016 that have materially affected, or that are reasonably likely to materially affect, Milestone Scientific’s internal controls over financial reporting.

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

Date: May 16, 2016