Form 10-Q
period 2016-06-30
MILESTONE SCIENTIFIC INC.
filed 2016-08-11
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes    ☑No

As August 11, 2016, the Issuer had a total of 27,293,039 shares of Common Stock, $.001 par value, outstanding.

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

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,183,727	$4,194,384
Accounts receivable, net of allowance for doubtful accounts of $10,000 as of June 30, 2016 and $5,000 as of December 31, 2015	2,583,219	1,793,801
Other receivable	67,115	58,140
Inventories	4,268,768	4,258,094
Advances on contracts	1,215,011	1,215,128
Prepaid expenses and other current assets	375,844	304,604
Total current assets	11,693,684	11,824,151
Investment in Milestone Education LLC	-	16,346
Furniture, fixtures & equipment net of accumulated depreciation of $635,880 as of June 30, 2016 and $566,477 as of December 31, 2015	201,708	235,935
Patents, net of accumulated amortization of $699,633 as of June 30, 2016 and $646,388 as of December 31, 2015	695,449	715,540
Other assets	11,380	17,355
Total assets	$12,602,221	$12,809,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,497,719	$2,088,268
Accrued expenses and other payables	1,492,920	1,555,567
Total current liabilities	3,990,639	3,643,835
Commitments and Contingencies
Stockholders’ Equity
Series A convertible preferred stock, par value $.001, authorized 5,000,000 shares, 7,000 shares issued and outstanding, respectively	7	7
Common stock, par value $.001; authorized 50,000,000 shares; 26,293,039 shares issued, 1,115,405 shares to be issued and 27,259,706 shares outstanding as of June 30, 2016;21,720,497 shares issued, 963,451 shares to be issued and 21,687,164 shares outstanding as of December 31, 2015.	28,408	22,685
Additional paid-in capital	79,126,690	78,632,383
Accumulated deficit	(69,813,638)	(67,434,984)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific Inc. stockholders' equity	8,429,951	10,308,575
Noncontrolling interest	181,631	(1,143,083)
Total Equity	8,611,582	9,165,492
Total liabilities and stockholders’ equity	$12,602,221	$12,809,327

See Notes to Unaudited Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Product sales, net	$2,371,710	$1,766,759	$5,836,196	$4,536,963
Cost of products sold	789,801	570,729	2,157,990	1,503,877
Gross profit	1,581,909	1,196,030	3,678,206	3,033,086
Selling, general and administrative expenses	3,290,998	2,590,897	6,292,109	4,488,978
Research and development expenses	309,335	18,820	452,780	28,938
Total operating expenses	3,600,333	2,609,717	6,744,889	4,517,916
Loss from operations	(2,018,424)	(1,413,687)	(3,066,683)	(1,484,830)
Interest income	(1,004)	(1,130)	(1,936)	80
Total other expenses, net	(1,004)	(1,130)	(1,936)	80
Loss before provision for income tax and equity in net earnings of equity investments	(2,019,428)	(1,414,817)	(3,068,619)	(1,484,750)
Provision for income tax	(16,791)	(13,646)	(63,624)	(13,646)
Loss before equity in net earnings of equity investments	(2,036,219)	(1,428,463)	(3,132,243)	(1,498,396)
Loss on earnings from Milestone Medical	-	(525,938)	-	(976,099)
Loss on earnings from Education Joint Venture	-	(3,621)	-	(7,836)
(Loss) Gain on earnings from China Joint Venture	(57,882)	(160,654)	(222,719)	(63,979)
Loss in equity investments	(57,882)	(690,213)	(222,719)	(1,047,914)
Net Loss	(2,094,101)	(2,118,676)	(3,354,962)	(2,546,310)
Net loss attributable to noncontrolling interests	(507,262)	(45,727)	(976,308)	(53,987)
Net loss attributable to Milestone Scientific Inc.	$(1,586,839)	$(2,072,949)	$(2,378,654)	$(2,492,323)
Net loss per share applicable to common stockholders—
Basic	$(0.06)	$(0.09)	$(0.10)	$(0.11)
Diluted	$(0.06)	$(0.09)	$(0.10)	$(0.11)
Weighted average shares outstanding and to be issued—
Basic	25,989,857	22,405,897	24,362,441	22,390,332
Diluted	25,989,857	25,114,399	24,362,441	25,132,192

See Notes to Unaudited Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2016

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interest	Treasury Stock	Total
Balance, January 1, 2016	7,000	$7	22,683,948	$22,685	$78,632,383	$(67,434,984)	$(1,143,083)	$(911,516)	$9,165,492

Consolidation of Milestone Education	-	-	-	-	-	-	16,346	-	16,348
Stock based compensation	-	-	-	-	276,256	-	-	-	276,256
Common stock to be issued to employee for bonuses	-	-	151,954	151	339,549	-	-	-	339,700
Common stock issued for payment of consulting services			75,000	75	168,675				168,750
Common Stock exchanged for MMD			4,497,542	4,497	(2,289,173)		2,284,676		-
Sale of Common Stock - Innovest			1,000,000	1,000	1,999,000				2,000,000
Net loss	-	-	-	-	-	(2,378,654)	(976,308)	-	(3,354,962)
Balance, June 30,2016	7,000	$7	28,408,444	$28,408	$79,126,690	$(69,813,638)	$181,631	$(911,516)	$8,611,582

See Notes to Unaudited Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,354,962)	$(2,546,310)
Adjustments to reconcile net cash used in operating activities:
Depreciation expense	46,177	13,930
Amortization of patents	35,707	34,647
Common stock and options for compensation, consulting and vendor services	784,480	391,844
Equity loss on Milestone Medical	-	976,099
Equity loss on Education joint venture	-	7,836
Equity loss (gain) on China joint venture	222,719	63,979
Changes in operating assets and liabilities:
Increase in accounts receivable	(789,418)	(93,620)
Increase in other receivable	(8,975)	-
Increase in inventories	(233,393)	(743,299)
(Increase) decrease to advances on contracts	117	(1,870)
(Increase) decrease to prepaid expenses and other current assets	(71,240)	(15,215)
Decrease (Increase)in other assets	5,975	(2,670)
Increase (decrease) in accounts payable	407,536	(657,989)
Increase in accrued expenses and other payables	(67,367)	162,551
Net cash used in operating activities	(3,022,644)	(2,410,087)
Cash flows from investing activities:
Notes receivable from Milestone Medical	-	(1,000,000)
Due from related party	-	(430,629)
Investment in Treasury Bills	-	(5,550,283)
Purchases of intangible assets	(15,616)	-
Purchases of property and equipment	(15,668)	(42,418)
Cash acquired from variable interest entity	26,925
Net cash used in investing activities	(4,359)	(7,023,330)
Cash flows from financing activities:
Proceeds from exercise of stock options	-	12,750
Net Proceeds on Private Placement Offering	2,000,000	-
Capital contribution from noncontrolling interest	16,346	500,000
Net cash provided by financing activities	2,016,346	512,750
Net decrease in cash and cash equivalents	(1,010,657)	(8,920,667)
Cash and cash equivalents at beginning of period	4,194,384	10,367,993
Cash and cash equivalents at end of period	$3,183,727	$1,447,326

Supplemental disclosure of cash flow information:
Net assets acquired from variable interest entity	$6,307	$-
Shares issued to employees in lieu of cash compensations	$-	$35,000
Shares issued to employees for bonus	$339,549	$100,000
Shares issued to consultants in lieu of cash payment	$75,000	$30,000

See Notes to Unaudited Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present Milestone Scientific’s financial position as of June 30, 2016 and the results of its operations for the three months and six then ended.

The results of operations reported for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations which may be expected for a full year.

In June 2016, a group of investors that participated in our May 2014 financing invested an additional $2 million in Milestone Scientific through a private placement of one million shares of our restricted common stock, $.001 par value per share (“common stock”), at a price of $2.00 per share.

In the second quarter of 2016, Milestone Scientific initiated a share exchange program pursuant to which we would exchange one share of common stock for every two outstanding shares of Milestone Medical (defined below) common stock, a consolidated variable interest entity.  As of June 30, 2016, 4,497,542 shares of common stock has been exchanged for 8,995,084 shares of Milestone Medical common stock. As a result of these exchanges, Milestone Scientific owns approximately 86% of Milestone Medical at June 30, 2016.

             Milestone Scientific has incurred operating losses and negative cash flows from operating activities since its inception, except for 2013. Milestone Scientific is actively pursuing the generation of revenue, positive operating income and net income. The capital raised in May 2014, and June 2016 provided Milestone Scientific with the opportunity to continue to develop and commercialize additional medical instruments and aggressively market the dental instruments throughout the world. Milestone Scientific is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts.

NOTE – 1 SUMMARY OF ACCOUNTING POLICIES

1.	Principles of Consolidation

The accompanying consolidated financial statement have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Milestone Scientific and its wholly owned and majority owned subsidiaries, including Wand Dental, as well as Milestone Medical Inc. (“Milestone Medical”), Milestone Advanced Cosmetic Systems, and Milestone Education LLC (“Milestone Education”), both variable interest entities for which Milestone Scientific is the primary beneficiary. All significant, intra-entity transactions and balances have been eliminated in the consolidation.

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

If Milestone Scientific determines that it has operating power and the obligation to absorb losses or receive benefits, Milestone Scientific consolidates the VIE as the primary beneficiary. Milestone Scientific’s involvement constitutes power that is most significant to the entity when it has unconstrained decision making ability over key operational functions within the entity.

Milestone Scientific is the primary beneficiary of Milestone Medical and Milestone Education, as VIEs. Accordingly, the assets and liabilities of Milestone Medical and Milestone Education are included in the accompanying consolidated financial statements. Please refer to Note 3 for further details regarding the treatment of the VIE.

3.	Cash

Milestone Scientific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

4.	Accounts Receivable

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

Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded if required based on past and expected future sales, potential technological obsolescence and product expiration requirement and regulations.

7.	Equity Method Investments

Investments in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in the long term assets on the Condensed Consolidated Balance Sheets. Under this method of accounting, our share of the net earnings or losses of the investee is presented below the income tax line on the Condensed Consolidated Statements of Operations. We evaluate our equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

8.	Furniture, Fixture and Equipment

Equipment is recorded at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. The costs of maintenance and repairs are charged to operations as incurred.

9.	Intangible Assets - Patents

Patents are recorded at cost to prepare and file the applicable documents with the United States Patent Office, or internationally with the applicable governmental office in the respective country. Although certain patents have not yet been approved, the costs related to these patents are being amortized using the straight-line method over the estimated useful life of the patent. If the applicable patent application is ultimately rejected, the remaining unamortized balance will be expensed in the period in which Milestone Scientific receives a notice of such rejection.  Patent defense costs, to the extent applicable are expensed as incurred.  Patent applications filed and patents obtained in foreign countries are subject to the laws and procedures that differ from those in the United States. Patent protection in foreign countries may be different from patent protection under United States laws and may not be favorable to Milestone Scientific. Milestone Scientific also attempts to protect the proprietary information through the use of confidentiality agreements and by limiting access to the facilities. There can be no assurance that the program of patents, confidentiality agreements and restricted access to the facilities will be sufficient to protect the proprietary technology.

10.	Impairment of Long-Lived Assets

Milestone Scientific reviews long-lived assets for impairment whenever events or circumstances (i.e. a triggering event) indicate that the carrying amounts may not be recoverable. The carrying value of the assets is evaluated in relation to the operating performance and future undiscounted cash flows of the underlying assets. Milestone Scientific adjusts the net book value of an underlying asset if its fair value is determined to be less than its net book value. There have been no impairment indicators or triggering events and therefore, no impairment reviews have been performed in the period ending June 30, 2016.

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

Research and development costs, which consist principally of new product development costs payable to third parties, are expensed as incurred. Advance payments for the research are amortized to expense either as services are performed or over the relevant service period using the straight line method.

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

               In August 2014, the Financial Accounting Standards Board issued a new standard ASU No.2014-15, “Presentation of Financial Statements – Going Concern“ (Subtopic 205-40): The new standard is intended to increase the disclosure as it relates to management’s assessment of the abilities to continue as a going concern.  The standard will be effective for the annual period ending after December 15, 2016. Milestone Scientific will be adopting this standard with its annual reporting of December 31, 2016 to include enhanced disclosures as it relates to management’s considerations.

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

In February 2016, the Financial Accounting Standards Board issued a new standard ASU No.2016-02, “Leases “ (Topic 842): The new standard is intended to increase transparency and comparability among organizations to recognize lease assets and liabilities on the balance sheet and disclose key information about leasing arrangements. It will be effective for fiscal years beginning after December 15, 2019 and for interim periods within fiscal years beginning after December 15, 2020. Milestone Scientific is in the process of determining what impact, if any; the adoption of this ASU will have on its financial position, results of operations and cash flows.

In March 2016, the Financial Accounting Standards Board issued a new standard ASU No.2016-07, “Investments - Equity Method and Joint Ventures” (Topic 323): The new standard is intended to eliminate the requirement that when an investment qualifies for the use of the equity method as a result of an in increase in the level of ownership or degree of influence, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect all of the previous periods that the investment was held. It will be effective for all entities for fiscal years and interim periods, beginning after December 15, 2016. Milestone Scientific is in the process of determining what impact, if any; the adoption of this ASU will have on its financial position, results of operations and cash flows.

In March 2016, the Financial Accounting Standards Board issued a new standard ASU No.2016-09, “Compensation – Stock Compensation” (Topic 718): The new standard is intended to clarify certain reporting aspects relating to stock based compensation, relating primarily to forfeitures, tax impacts and cash flow presentation. Certain attributes will be treated prospectively, while others will require a retroactive application. Generally, the changes will be effective for fiscal years and interim periods, beginning after December 15, 2016. Milestone Scientific is in the process of determining what impact, if any; The adoption of this ASU will have on its financial position, results of operations and cash flows.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on its results of operations, financial position, or cash flows of its common stock.

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

For the three and six months ended June 30, 2016 and 2015, Milestone Scientific calculated basic and fully diluted earnings per common share as described in the previous paragraph.

NOTE – 3 CONSOLIDATION OF VARIABLE INTEREST ENTITY

Milestone Medical

Milestone Medical is approximately 86% owned by Milestone Scientific as of June 30, 2016. Milestone Scientific has been established to develop and commercialize intra-articular and epidural drug delivery instruments, utilizing an exclusive royalty-free license to Milestone Scientific’s CompuFlo technology. The license was contributed by Milestone Scientific for our initial ownership in Milestone Medical.

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

As a result of the change in circumstances around the proposed offering in December 2015 by Milestone Medical, we reevaluated the relationship between the two entities and the status of Milestone Medical as a VIE. We have concluded that Milestone Medical does not have sufficient capital at risk to support its activities without additional financial support from Milestone Scientific

Since the factors giving rise to concluding that Milestone Medical is a VIE happened so close to the end of fiscal year 2015, the acquisition date for measuring the consolidation of Milestone Medical has been deemed to be December 31, 2015.

In the second quarter of 2016, Milestone Scientific initiated a share exchange program pursuant to which we would exchange one share of common stock for every two outstanding shares of Milestone Medical common stock. As there was no change in control, the acquisition of the non-controlling interest is reflected as an equity transaction with the carrying value of the non-controlling interest adjusted to reflect Milestone Scientific’s increased ownership interest in the subsidiary.  As of June 30, 2016, 3,965,000 shares of common stock have been issued in exchange for 7,930,000 shares of Milestone Medical common stock.  An additional 532,542 shares were issued but not outstanding as of June 30, 2016. As a result of these exchanges, Milestone Scientific owns approximately 86% of Milestone Medical at June 30, 2016.

As a result of our increased ownership in Milestone Medical, approximately 86%as of June 30, 2016, we have determined that we have control of Milestone Medical and have consolidated Milestone Medical in the accompanying condensed consolidated financial statements.

Milestone Education LLC

Milestone Education is a 50% owned subsidiary of Milestone Scientific which began operations in 2013 to provide training and education to our dentists throughout the world. Milestone Scientific accounted for its investment in Milestone Education using the equity method of accounting through December 31, 2015. Approximately 83% of the revenue earned by Milestone Education is from services performed for Milestone Scientific. As a result of this relationship, we concluded that we have the power to direct the activities that most significantly impact Milestone Education’s economic performance, and that it is a VIE and should be consolidated in the financials of Milestone Scientific in the first quarter of 2016.

The financial statements of Milestone Medical and Milestone Education are included in the accompanying condensed consolidated financial statements.

The financial information in the table below summarizes the combined results of operations of Milestone Scientific, and its subsidiaries including Milestone Medical and Milestone Education (a VIE) on a pro forma basis as though the companies had been combined as of the beginning of the earliest period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the result of operations that would have been achieved if the consolidation had taken place at the beginning of the period presented.

June 30, 2015 Pro Forma

Total revenue	$4,590,067
Cost of products sold	1,507,552
Gross Profit	3,082,515
Selling, general and administrative expenses	6,148,121
Research and development expenses	384,752
Operating expenses	6,532,873
Loss from operations	(3,450,358)
Other expenses	-
Interest income	(3,412)
Total other expenses, net	(3,412)
Loss before provision for income tax and equity in net earnings of equity investments	(3,453,770)
Provision for Income Tax	(13,646)
Loss before equity in net earnings of equity investments	(3,467,416)
Loss on earnings from Milestone Medical	-
Loss on earnings from Education Joint Venture	-
(Loss) Gain on earnings from China Joint Venture	(63,979)
Loss in equity investments	(63,979)
Net loss	(3,531,395)
Less: Net loss attributable to the noncontrolling interests	1,038,888
Net loss attributable to Milestone Scientific Inc.	$(2,492,507)

NOTE – 4 INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

Advance Ocular Science SA

Advanced Ocular Sciences SA is an entity organized to develop an instrument that delivers injections into the eyes. The company is a shell company as of June 30, 2016. Milestone Scientific owns 25% of this entity. As of the balance sheet date, no equity has been contributed to the company by Milestone Scientific. During 2015, Milestone Scientific advanced $78,798 for marketing and strategy planning to Advanced Ocular Sciences SA. Advanced Ocular Sciences SA., or their organizers are obligated to repay this advance once the public offering is approved and funded in Poland during 2016. Advance Ocular Sciences SA was not included in the consolidated financial statements at June 30, 2016 as no investment has been made by Milestone Scientific. The suspended losses approximated $19,700 at June 30, 2016.

Milestone China Ltd.

In June 2014, Milestone Scientific agreed to invest $1 million through the contribution of 772 STA instruments (at a distributor price of approximately $1,296 per instrument) for a forty percent (40%) ownership in Milestone China Ltd. (“Milestone China”).  In 2014, the instruments were shipped and were recorded as an investment in Milestone China at the cost of the inventory contributed. In January 2016, Milestone Scientific contributed 308 STA instruments with a retail value of approximately $400,000 ($1,296 per instrument) to Milestone China which increased the Milestone Scientific’s investment by approximately $165,000 which represents the cost of the instruments. This did not increase the company’s percentage of ownership since the contribution is proportionate to the other shareholder contribution. Milestone Scientific recorded a loss on its investment in Milestone China of $57,882 and $222,719 for the three and six months ended June 30, 2016. Milestone Scientific recorded a loss on its investment in Milestone China of $160,654 and $63,979 for the three and six months ended June 30, 2015. Milestone’s investment in Milestone China was $0 and $284,672 at June 30, 2016 and 2015, respectively. Milestone Scientific had suspended losses on its investment in Milestone China of $363,833, as of June 30, 2016.

Wand Dental sold $1,356,000 in instruments and handpieces during the six months ended June 30, 2016 to Milestone China.  Milestone China owes $1,156,000 Wand Dental for STA instruments and handpieces shipped in 2016, which is included in accounts receivable at June 30, 2016.

Milestone Scientific recognizes the total revenue and costs of goods sold at the time the shipment of instruments and handpieces. However, due to timing differences of when the inventory is sold to Milestone China and when Milestone China sells the acquired inventory to third parties, elimination of the intra-entity profit is required as of the balance sheet date. In accordance with Accounting Standard Codification (“ASC”) 323 – Equity Method and Joint Ventures, Milestone Scientific has deferred the gross profit associated with inventory shipped to Milestone China that has not been sold to third parties The deferred profit of $127,663 is included in the loss from Milestone China within the Condensed Consolidated Statements of Operations and presented as a reduction of the accounts receivable in the Condensed Consolidated Balance Sheets.

The following table includes summarized financial information for Milestone China unconsolidated subsidiary.
	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
Assets:
Current Assets	$5,114,791	$772,999
Non-Current Assets	1,373,209	903,766

Total Assets:	$6,488,000	$1,676,765

Liabilities
Current Liabilities	4,427,526	580,613

Stockholders' equity	2,060,474	1,096,152

Total liabilities and stockholders’ equity	$6,488,000	$1,676,765

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(audited)	(unaudited)	(audited)

Net Sales	$2,043,282	$-	$2,315,502	$1,033,200
Cost of Good Sold	1,729,489	-	2,085,119	668,289
Gross Profit	313,793	-	230,383	364,911
Other Expenses	463,199	(401,632)	696,742	524,897
Net Loss	$(149,406)	$(401,632)	$(466,359)	$(159,986)

NOTE – 5 Stock Option Plans

Milestone Scientific recognizes compensation expense on a straight line basis over the requisite service period and in the case of performance based options over the period of the expected performance. For the six months ended June 30, 2016 and 2015, Milestone Scientific recognized $266,601 and $226,844 of total employee compensation cost related to options that vested each year, respectively. As of June 30, 2016 and 2015, there was $884,183 and $995,813, respectively, of total unrecognized compensation cost related to non-vested options.  Milestone Scientific expects to recognize these cost over a weighted average period of 2.74 years and 2.10 years as of June 30, 2016 and 2015, respectively.

A summary of option activity for employees under the plans and changes during the six months ended June 30, 2016, is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Outstanding, January 1, 2016	1,419,436	1.56	2.78	1,220,338
Granted	348,908	1.72	4.85	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding, June 30, 2016	1,768,344	1.59	2.74	2,099,051
Exercisable, June 30, 2016	1,170,718	1.36	2.43	1,721,587

A summary of option activity for non-employees under the plans and changes during the six months ended June 30, 2016, is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Outstanding, January 1, 2016	8,333	2.70	4.83	-
Granted	200,000	2.55	1.59	-
Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2016	208,333	2.56	4.58	50,833
Exercisable, June 30, 2016	2,777	2.70	4.33	-

The fair value of the options was estimated on the date of grant using the Black Scholes option-pricing model at the date of grant.  In accordance with the provisions of FASB ASC 505 Milestone Scientific will re-measure the value of the grant at each presentation date unless there is significant disincentive for non-performance until performance is completed. As of June 30, 2016, Milestone Scientific recognized $8,421 expense related to non-employee options. As of June 30, 2016 there was a total of $514,792 unrecognized compensation cost related to non-vested options which the company expects to recognize over a weighted average period of 5.7 years. There was no compensation cost for the six month ended June 30, 2015.

In accordance with the provisions of FASB ASC 505-50-15, all other issuances of common stock, stock options or other equity instruments to non-employees as consideration for goods or services received by Milestone Scientific are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options or similar equity instruments issued is estimated based on the Black-Scholes option-pricing model and the assumption that all of the options or other equity instruments will ultimately vest. Such fair value is measured as of an appropriate date pursuant to the guidance, (generally, the earlier of the date the other party becomes committed to provide goods or services or the date of performance by the other party is complete) and re-measured at each reporting period whether capitalized or expensed as if Milestone Scientific had paid cash for the goods or services.

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

Milestone Scientific closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. Milestone Scientific evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management has provided a reserve that it believes is sufficient to record accounts receivable at net realizable value as of June 30, 2016, and 2015, respectively.

NOTE – 7 ADVANCES ON CONTRACTS

The advances on contracts represent funding of future STA inventory purchases. The balance of the advances as of June 30, 2016 and December 31, 2015, is $1,215,011 and $1,215,128, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

NOTE – 8 INCOME TAXES

For the six months ended June 30, 2016, and 2015 state tax liability was approximately $63,000 and $13,000, respectively. Due to Milestone Scientific’s history of past operating losses, which required a full valuation allowances for all of Milestone Scientific’s deferred tax assets at June 30, 2016 and 2015, no recognition was given to the utilization of the remaining Federal net operating loss carryforwards.

NOTE – 9 SIGNIFICANT CUSTOMERS & GEOGRAPHICAL INFORMATION

Milestone Scientific has informal arrangements with the manufacturer of the STA, CompuDent® and CompuMed® instruments, pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. The Company has open purchase orders with a contract manufacturer to manufacture STA instruments.  The contract manufacturer bills Wand Dental as the work progresses and it is Wand Dental’s policy to record these billings as advances on contracts. These advances are reclassified into inventory when the contract manufacturer ships the product and title passes to Wand Dental. The advances on contracts represent funding of future STA inventory purchases. The balance of the advances as of June 30, 2016 and December 31, 2015 is $1,170,863 and $1,171,604, respectively. The advance is classified as current, based on the estimated annual usage of the underlying inventory

 Milestone Scientific has a manufacturing agreement with one of the principal manufacturers, which is a related party, of its handpieces pursuant to which they manufacture products under specific purchase orders but without minimum purchase commitments. A five percent shareholder of Milestone Scientific is also a shareholder of this vendor. Purchases from this supplier were $1,121,226 and $1,353,632 for the six months ended June 30, 2016 and 2015, respectively. Milestone Scientific owed $687,522 and $455,573 to this supplier as of June 30, 2016 and 2015, respectively .

For the six months ended June 30, 2016, and 2015 Milestone Scientific had three customers (distributors) that had approximately 38%, 22% and 12%, and 26%, 11% and 11%, respectively, of its net product sales. Accounts receivable for two of the major customers amounted to approximately $972,000 and $1,156,000 of gross accounts receivable for the six month ended June 30, 2016. Milestone Scientific had gross accounts receivable for three major customers that amounted to $1,150,101, ($263,861, $346,839 and $539,400) as of June 30, 2015.

Milestone Scientific’s sales by product category and by geographical region are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
DOMESTIC
Instruments	$190,504	$153,325	$852,149	$602,290
Handpieces	695,761	673,062	1,753,685	1,105,124
Other	20,652	15,229	34,126	1,762
Total Domestic	$906,917	$841,616	$2,639,960	$1,709,176

INTERNATIONAL
Instruments	$535,335	$136,430	$1,559,050	$814,044
Handpieces	882,135	757,079	1,537,124	1,971,531
Other	47,323	31,635	100,062	42,212
Total International	$1,464,793	$925,144	$3,196,236	$2,827,787

Total Product Sales	$2,371,710	$1,766,760	$5,836,196	$4,536,963

NOTE – 10 PENSION PLANS

Milestone Scientific has a Defined Contribution Plan that allows eligible employees to contribute part of their salary through payroll deductions. Milestone Scientific does not contribute to this plan, but does pay the administrative costs of the plan, which were not significant.

NOTE – 11 COMMITMENTS AND OTHER

(1) Lease Commitments

The headquarters for Milestone Scientific is located at 220 South Orange Ave, Livingston, New Jersey. Milestone Scientific leases approximately 7,625 square feet of office space. The lease term expires January 31, 2020 at a monthly cost of $12,522. Additionally, Milestone Scientific has other smaller insignificant leases ending through 2017. A third party distribution and logistics center in Pennsylvania handles shipping and order fulfillment on a month-to-month basis. For the three and six months ended June 30, 2016 rent expense amounted to $34,749, and $69,987, respectively. For the three and six months ended June 30, 2015, rent expense amounted to $23,927 and $37,752, respectively.

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

(3) Other Commitments and Subsequent Events

Other Commitments

In March 2014, the Board of Directors approved the Compensation Committee’s request to amend the Chief Executive Officer of Milestone Scientific’s employment agreement to provide benefits to make payments of $203,111 per year for five years to the Executive, or as he directs such payments to a third party, to fund his acquisition of, or contribution to an annuity, pension, or deferred distribution plan or for an investment for the Executive and his family. For the three and six months ended June 30, 2016, approximately $51,000 and $100,000 was charged to expense, respectively.  For the three and six months ended June 30, 2015, approximately $51,000 and $102,000 was charged to expense, respectively.

The technology underlying the SafetyWand and CompuFlo®, and an improvement to the controls for CompuDent® were developed by the Director of Clinical Affairs and assigned to us. Milestone Scientific purchased this technology pursuant to an agreement dated January 1, 2005. The Director will receive additional payments of 2.5% of the total sales of products using certain of these technologies, and 5% of the total sales of products using certain other of the technologies. The Director of Clinical Affairs was granted, pursuant to the agreement, an option to purchase, at fair market value on the date of the grant, 8,333 shares of the common stock upon the issuance of each additional patent relating to these technologies. If products produced by third parties use any of these technologies (under license from us) then the Director of Clinical Affairs will receive the corresponding percentage of the consideration received by Milestone Scientific for such sale or license. Milestone Scientific expensed the Director of Clinical Affairs’ royalty fee of $110,764 and $300,643 during the three and six months ended June 30, 2016, respectively. Milestone Scientific expensed the Director of Clinical Affairs’ royalty fee of $84,947 and $196,431, during the three and six months ended June 30, 2015, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of $68,757 and $137,502 for the three and six months ended June 30, 2016. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of $39,000 and $78,000 for the three and six months ended June 30, 2015, respectively.

Beginning January 1, 2016, Milestone Scientific entered into a non-exclusive distribution agreement with Henry Schein. In June 2016 we established new distribution arrangements for our dental products for the United Stated States and Canada with Henry Schein Inc. (“Henry Schein”), a global leader of distribution in the dental supplies. Under these arrangements we will, for the first time, have a dedicated independent sales force visiting dentists. We believe that these arrangements will be more effective than previous arrangements relying on appearances at dental shows and catalog sales. We believe that the agreement with Henry Schein will lead to increased domestic sales of STA instruments and handpieces in the third and fourth quarters of 2016.

Subsequent Events

In July 2016, we filed for 510(K) marketing clearance with the US Food and Drug administration (FDA) for marketing clearance of Milestone Medical's epidural instrument. This clearance is necessary to begin commercialization of the epidural instrument in the United States.

In July 2016, Milestone Scientific raised $250,000 in additional capital from the sale of 104,200 shares of common stock at $2.40 per share.  The transaction was covered by the prospectus supplement, filed with the SEC on July 22, 2016, to our shelf registration statement on Form S-3 (SEC File No.: 333-209466).

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

Global Distribution Network

United States and Canadian Market

In June 2016 we established new distribution arrangements for our dental products for the United Stated States and Canada with Henry Schein Inc. (“Henry Schein”), a global leader of distribution in the dental supplies. Under these arrangements we will, for the first time, have a dedicated independent sales force visiting dentists. We believe that these arrangements will be more effective than previous arrangements relying on appearances at dental shows and catalog sales.

International Market

On the global front, we also have granted exclusive marketing and distribution rights for the STA Instrument to select dental suppliers in various international regions in Asia, Africa, South America and Europe. They include Istrodent in South Africa and Unident in the Scandinavian countries of Denmark, Sweden, Norway and Iceland.

In early October 2012, the State Food and Drug Administration (SFDA) of the People’s Republic of China approved Milestone Scientific’s Single Tooth Anesthesia System® (STA System). In May 2014, the CFDA, (previously the SFDA), granted registration approval of the STA handpieces in China.  We have established exclusive distribution arrangements with Milestone China, Ltd, a 40% owned subsidiary of ours, which has placed our dental instruments in clinics serving major cities in China.

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

In September 2014, Milestone Medical Inc., a subsidiary of Milestone Scientific (“Milestone Medical”), received CE clearance to distribute their epidural and intra-articular instruments in European Community (EU). Milestone Medical is actively pursuing distributors for the instruments in the EU community. Milestone Medical signed a distribution agreement in March 2015, with a Polish Medical distributor for the distribution of the epidural instrument starting in April 2015.

In July 2016, Milestone Scientific filed for 510(k) marketing clearance with the United States Food and Drug Administration (FDA) for marketing clearance of the Milestone Medical epidural instrument. This clearance is necessary to begin commercialization of the epidural instrument in the United States.

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
DOMESTIC
Instruments	$190,504	21.0%	$153,325	18.2%	$852,149	32.3%	$602,290	35.2%
Handpieces	695,761	76.7%	673,062	80.0%	1,753,685	66.4%	1,105,124	64.7%
Other	20,652	2.3%	15,229	1.8%	34,126	1.3%	1,762	0.1%
Total Domestic	$906,917	100.0%	$841,616	100.0%	$2,639,960	100.0%	$1,709,176	100.0%
INTERNATIONAL
Instruments	$535,335	36.6%	$136,430	14.8%	$1,559,050	48.8%	$814,044	28.8%
Handpieces	882,135	60.2%	757,079	81.8%	1,537,124	48.1%	1,971,531	69.7%
Other	47,323	3.2%	31,634	3.4%	100,062	3.1%	42,212	1.5%
Total International	$1,464,793	100.0%	$925,143	100.0%	$3,196,236	100.0%	$2,827,787	100.0%
DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$906,917	37.8%	$841,616	47.6%	$2,639,960	45.2%	$1,709,176	37.7%
International	1,464,793	62.2%	925,143	52.4%	3,196,236	54.8%	2,827,787	62.3%
Total Product Sales	$2,371,710	100.0%	$1,766,759	100.0%	$5,836,196	100.0%	$4,536,963	100.0%

Milestone Scientific earned gross profit of approximately $1.6 million and $3.7 million in the three and six months ended June 30, 2016. Milestone Scientific earned gross profit of approximately $1.2 million and $3.0 million in the three and six months ended June 30, 2015. However, the revenues and related gross profits have not been sufficient to support overhead, new product introduction and research and development expenses. Although Milestone Scientific anticipates expending funds for research and development in 2016, these amounts will vary based on the operating results for each quarter. Milestone Scientific has incurred annual operating losses and negative cash flows from operating activities since its inception, except for 2013. At June 30, 2016, Milestone Scientific has sufficient cash reserves to meet all of its anticipated obligations for at least the next twelve months, including a limited amount of financing for the operation of Milestone Medical until additional financing is consummated in 2016. Milestone Scientific is actively pursuing the continued generation of positive cash flows from operating activities through increase in revenue, assessment of current contracts and current negotiations.

In 2016, Milestone Scientific plans to further support increased sales and marketing activity through our current distributors and newly appointed distributors of the STA instruments and handpieces in the international market. In the U.S. and Canada, Milestone Scientific will utilize Henry Schein’s Exclusive Product Division providing best in class, web based training for the initial contact with customers and to train Henry Schein marketing training personnel. Individual practitioners and group practices domestically, and to refined and directed advertising to dental professionals, to support and broaden our global distribution network.

Results of Operations

The following table sets forth for the consolidated results of operations for the three and six months ended June 30, 2016 compared to 2015 as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results:

Three Months Ended June 30,	Six Months Ended June 30
2016	2015	2016	2015
Total revenue	$2,371,710	100%	$1,766,759	100%	$5,836,196	100%	$4,536,963	100%
Cost of products sold	789,801	33%	570,729	32%	2,157,990	37%	1,503,877	33%
Gross Profit	1,581,909	67%	1,196,030	68%	3,678,206	63	5	3,033,086	67%
Selling, general and administrative expenses	3,290,998	91%	2,590,897	99%	6,292,109	93%	4,488,978	99%
Research and development expenses	309,335	9%	18,820	1%	452,780	7%	28,938	1%
Operating expenses	3,600,333	100%	2,609,717	100%	6,744,8890	100%	4,517,916	100%
Loss from operations	(2,018,424)	-85%	(1,413,687)	-80%	(3,066,683)	-53%	(1,484,830)	-33%
'Interest income and expense	(1,004)	0%	(1,130)	0%	(1,936)	0%	80	0%
Total other expenses, net	(1,004)	0%	(1,130)	0%	(1,936)	0%	80	0%
Loss before provision for income tax and equity in net earnings of equity investments	(2,019,428)	-256%	(1,414,817)	-248%	(3,068,619)	-142%	(1,484,750)	-99%
Provision for Income Tax	(16,791)	-1%	(13,646)	-1%	(63,624)	-1%	(13,646)	0%
Loss before equity in net earnings of equity investments	(2,036,219)	-86%	(1,428,463)	-81%	(3,132,243)	-54%	(1,498,396)	-33%
Loss on earnings from Milestone Medical	-	0%	(525,938)	-30%	-	0%	(976,099)	-22%
Loss on earnings from Education Joint venture	-	0%	(3,621)	0%	-	0%	(7,836)	0%
(Loss) Gain on earnings from China Joint Venture	(57,882)	-2%	(160,654)	-9%	(222,719)	-4%	(63,979)	-1%
Loss in equity investments	(57,882)	-2%	(690,213)	-39%	(222,719)	-4%	(1,047,914)	-23%
Net loss	(2,094,101)	-88%	(2,118,676)	-120%	(3,354,962)	-57%	(2,546,310)	-56%
Less: Net loss attributable to the noncontrolling interests	(507,262)	-15%	(45,727)	2%	(976,308)	-16%	(53,987)	1%
Net loss attributable to Milestone Scientific Inc.	$(1,586,839)	-67%	$(2,072,949)	-117%	$(2,378,654)	-41	$(2,492,323)	-55%

The three months ended June 30, 2016 compared to the three months ended June 30, 2015

The following paragraphs will describe the results of 2016 compared to 2015.

Total revenues for the three months ended June 30, 2016 and 2015 were approximately $2.4 and $1.8 million, respectively. The total revenue increased by approximately $600,000 or 34%, which was equally related to the increase in instrument and handpieces sales worldwide. Domestic sales in the United States increased by approximately $65,000 in 2016. It is important to note that in the second quarter of 2016 Henry Schein continued to purchase instruments and handpieces as a non-exclusive distributor in USA and Canada. International Instruments sales increased by $398,000 over the same period in 2015 principally due to a shipment of STA instruments to China. Handpieces increase by $126,000 for the same period in 2015. International sales increased by approximately $540,000. In the USA, Milestone Scientific has concluded its exclusive distributor and marketing agreement with Aseptico Inc. This exclusive agreement was changed to a non-exclusive agreement on December 31, 2015. The term of this non-exclusive agreement expired on March 31, 2016. Beginning January 1, 2016, Milestone Scientific entered into a non-exclusive distribution agreement with Henry Schein.  In June 2016, Milestone Scientific entered an exclusive distributor agreement with Henry Schein pursuant to which it will have a dedicated independent sales force to market our dental products in the USA and Canada We believe that the agreement with Henry Schein will lead to increased domestic sales of STA instruments and handpieces in the third and fourth quarters of 2016.

The gross margin in 2016 decreased to 67% versus 68% in 2015. This decrease in gross profit margin is due to a special price reduction given to a distributor in a key market for instruments in an effort to stimulate growth in the 2016 sales volume. Although the gross margin percentage decreased 1%, gross profit dollars in 2016 increased to approximately $1.6 million from approximately $1.2 million in 2015 or, by approximately $400,000 over the same period year over year.

Selling, general and administrative expenses for the three months ended June 30, 2016 were approximately $3.3 million versus $2.6 million in 2015. This increase of approximately $700,000 is predominantly due to the consolidation of Milestone Medical commencing on December 31, 2015. In 2015, Milestone Medical was accounted for under the equity method, as such their line item expenses were recorded as a one line entry in the Statement of Operations as a Loss on Earnings from Milestone Medical of approximately $525,000. The total operating expense for Milestone Scientific for the quarter ending June 30, 2016 and 2015 was $3.6 million and $2.6 million, respectively, after giving effect to proforma consolidation of Milestone Medical in 2015 the net increase was $400,000.

.

On a consolidated basis, giving effect to the consolidation of Milestone Medical, Milestone Education and Wand Dental, selling, general and administrative expenses increased by approximately $200,000 for the three months ended June 30, 2016 as compared to the same prior year period. Salaries and other compensation expense decreased by $300,000 for the three months ended June 30, 2016 as compared to the same prior year period due to a temporary decrease in personnel, this expense is expected to increase in future quarters as we fill existing open positions to grow our business.  The hiring of a replacement Senior Brand Manager, and an increase in our Clinical Hygienist staff to train our current and new customers is anticipated in the future. Marketing and trade show expenses and travel and other expenses accounted for the increase in the second quarter 2016 versus the second quarter of 2015 by providing additional trade show costs for dental and medical sectors of the business. The cost were offset by reduction in travel and administrative cost.

Research and development expenses for the three month ended June 30, 2016 and 2015 were $309,000 and $19,000, respectively. As previously stated, the increase is due to the consolidation of Milestone Medical in 2016. The increase is due to other research and development projects that are in process related to the medical instrument.

The loss from operations for the three months ended June 30, 2016 and 2015 was $2 million and $1.4 million, respectively. The additional loss of $600,000 is primarily the result of the consolidation Milestone Medical in 2016.

There was a loss on the China Joint Venture of $57,882 and of $160,654 for the three months ended June 30, 2016 and 2015, respectively. The China Joint Venture is in its initial operating and expansion cycle in China, and as such will continue to have losses in 2016.

                For the reasons explained above, and after factoring in the positive effects of net loss attributable to non-controlling interest, the net loss for the three months June 30, 2016 was $1.6 million as compared to the net loss for the three months ended June 30, 2015 of $2.1 million.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Total revenues for the six months ended June 30, 2016 and 2015 were approximately $5.8 and $4.5 million, respectively. The total dental revenue increased by approximately $1.3 million or 29% which was primarily related to the increase in instrument sales worldwide. Domestic sales in the United States increased by approximately $930,000 in 2016. This increase in revenue is in both STA instruments and handpieces. It is important to note that in the first half of 2016 Henry Schein continued to purchased instruments and handpieces as a non-exclusive distributor in USA and Canada. International Instruments sales increased by $745,000 over the same period in 2015 due to a shipment of STA instruments to China. Handpieces decreased by $434,000 over the same period in 2015. This decrease is due to the slow first quarter sales, we do not believe that this trend will continue in the remaining months of 2016. International sales increased by approximately $368,000. In the USA, Milestone Scientific has concluded its exclusive distributor and marketing agreement with Aseptico Inc. This exclusive agreement was changed to a non-exclusive agreement in December 31, 2015. The term of this non-exclusive agreement expired on March 31, 2016. Beginning January 1, 2016, Milestone Scientific entered into a non-exclusive distribution agreement with Henry Schein. This agreement was enhanced to an exclusive distribution agreement in June 2016 pursuant to which it will have a dedicated independent sales force to market our dental products in the USA and Canada. We believe that the agreement with Henry Schein will lead to increased domestic sales of STA instruments and handpieces in the third and fourth quarters of 2016.

The gross margin in 2016 decreased to 63% versus 67% in 2015. This decrease in gross profit margin is due to a special price reduction given to a distributor in a key market for instruments in an effort to stimulate growth in the 2016 sales volume. Although the gross margin percentage decreased 4%, gross profit dollars in 2016 increased to approximately $3.7 million from approximately $3.0 million in 2015 or, by approximately $645,000 over the same period year over year.

Selling, general and administrative expenses for the six months ended June 30, 2016 were approximately $6.3 million versus $4.5 million in 2015. This increase of approximately $1.8 million is predominantly due to the consolidation of Milestone Medical in the first half of 2016. In 2015, Milestone Medical was accounted for under the equity method, as such their line item expenses were recorded as a one line entry in the Statement of Operations as a Loss on Earnings from Milestone Medical. The total operating expense for Milestone Medical for the six months ending June 30, 2016 and 2015 was $1.8 million and $2 million, respectively. The major reduction in the total operating expense for Milestone Medical was a reduction in Research and Development Expense of approximately $232,000.

On the consolidated basis, giving effect to the consolidation of Milestone Medical, Milestone Education and Wand Dental,  selling, general and administrative expenses increased by approximately $84,000. Salaries and other compensation expense represents the major decrease in expense ($270,000). However, in the remainder of 2016 the company will increase in personnel which is required to grow our business, to replacement Senior Brand Manager, and an increase in our Clinical Hygienist staff to train our current and new customers. Other cost increase; other administrative cost increased by $173,000 due to increased royalties on sales of the dental group.  Marketing and travel expense increased $183,000 as the company is expanding our efforts internationally to grow our distributor based in the world ide market for our dental and medical instruments.

Research and development expenses for the six months ended June 30, 2016 and 2015 were approximately, $453,000 and $29,000, respectively. As previously stated, the increase is due to the consolidation of Milestone Medical in 2016. On a proforma consolidated basis, 2015 research and development expenses would have been $384,000.

The loss from operations for the six months ended June 30, 2016 and 2015 were approximately $3.1 million and $1.5 million, respectively. The additional loss of $1.6 million is primarily the result of the consolidation Milestone Medical in 2016.

There was a loss on the China Joint Venture of $222,719 and loss of $63,979 for the six months ended June 30, 2016 and 2015, respectively. The China Joint Venture is in its initial operating and expansion cycle in China, and as such will continue to have losses in 2016.

For the reasons explained above, and after factoring in the positive effects of net loss attributable to non-controlling interest, the net loss for the six months June 30, 2016 was $2.4 million as compared to the net loss for the six months ended June 30, 2015 of $2.5 million.

Liquidity and Capital Resources

Looking at the current balance sheet for Milestone Scientific and subsidiaries cash is approximately $3.2 million, current assets decreased by approximately $130,000. Milestone Scientific raised $2 million in a private placement in June 2016. Current liabilities increased to approximately $4.0 million versus approximately $3.6 million for June 30, 2016 and 2015, respectively. Working Capital decreased by $477,000 to $7,700,000. Milestone Scientific believes that its cash on hand and anticipated revenues from the dental business will be sufficient to operate the ongoing business for at least the next 12 months. As noted previously, the funding for Milestone Medical will be limited during 2016.

Milestone Scientific continues to take positive steps to maintain adequate inventory levels and advances on contracts to maintain available inventory to meet our domestic and international sales requirements. Cash flows from operating activities for the six months ended June 30, 2016 and 2015 were approximately a negative $2.8 million and $2.4 million, respectively.

Milestone Scientific has incurred annual operating losses and negative cash flows from operating activities since its inception, except for the year ended December 31, 2013. Milestone Scientific is actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management’s assessment of present contracts, and current negotiations and reductions in operating expenses. The consolidation of Milestone Medical in December 2015 and the lack of capital raising activities by Milestone Medical in 2015 created a unique situation for Milestone Scientific advancing into 2016. However, as noted previously, Milestone Scientific is not obligated to continue its financial support of Milestone Medical, but the timeline for Milestone Medical 510K FDA clearance is expected in 2016. Milestone Scientific expects that clearance to commercialize the epidural and intra articular instruments in 2016 will significantly improve the capital raising opportunities and financial picture.

Milestone Scientific believes that with the new distribution agreement with Henry Schein (effective January 1, 2016), the world’s largest supplier of medical, dental and veterinary supplies and devices, that dental revenues are projected to improve in the upcoming 12 months. To further reduce Milestone Scientific’s expenditures, Milestone Medical expenses related to FDA clearance for the epidural and intra-articular instruments can be controlled as required to meet Milestone Scientific’s budget. By limiting the FDA related expenses and increasing the dental instrument revenue through the new distribution agreement and performing a detailed cash flow projection of the consolidated company and its subsidiaries, management believes that Milestone Scientific will have sufficient cash reserves to meet all of its anticipated obligations over the next twelve months.

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

There were no changes in Milestone Scientific’s internal control over financial reporting identified in connection with the evaluation that occurred during Milestone Scientific’s last fiscal quarter ended June 30, 2016 that have materially affected, or that are reasonably likely to materially affect, Milestone Scientific’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2016, we raised $2 million of additional capital through a private placement of one million shares of our common stock at a price of $2.00 per share to an accredited investor.  The offering was exempt from the registration requirements of the Act pursuant to Sections 4(a)(2) and 4(a)(5) of the Act and a legend restricting the resale, transfer, or other disposition of such shares other than in compliance with the Act was imprinted on the stock certificate evidencing such shares.

               In May 2016, we issued 75,000 shares of common stock for aggregate consideration of $168,675 for consulting services.  The issuance was exempt from the registration requirements of the Act pursuant to Sections 4(a)(2) and 4(a)(5) of the Act and a legend restricting the resale, transfer, or other disposition of such shares other than in compliance with the Act was imprinted on the stock certificate evidencing such shares.

In April 2016, we initiated a share exchange program pursuant to which we would exchange one share of common stock for every two outstanding shares of Milestone Medical common stock. As of June 30, 2016, 3,965,000 shares of common stock has been issued in exchange for 7,931,000 shares of Milestone Medical common stock.  An additional 532,542 shares were issued but not outstanding as of June 30, 2016. As a result of these exchanges, Milestone Scientific owns approximately 86% of Milestone Medical at June 30, 2016.  The issuances were exempt from the registration requirements of the Act pursuant to Sections 4(a)(2) and 4(a)(5) of the Act and a legend restricting the resale, transfer, or other disposition of such shares other than in compliance with the Act was imprinted on the stock certificates evidencing such shares.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
Exhibit NO.	Description

10.1	Exclusive Distribution and Supply Agreement, dated as of June 20, 2016, among Milestone Scientific Inc., Wand Dental, Inc. and Henry Schein, Inc.(1)
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
*	Filed herewith.
**	Furnished, not filed, in accordance with Item 601(32)(ii) of Regulation S-K.
(1)	Incorporated herein by reference to Milestone Scientific’s Current Report on Form 8-K filed with the SEC on June 30, 2016.

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

Date: August 11, 2016