Form 10-Q
period 2017-03-31
MILESTONE SCIENTIFIC INC.
filed 2017-05-15
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☑  No

As May 15, 2017, the registrant had a total of 30,731,368 shares of Common Stock, $.001 par value, outstanding.

MILESTONE SCIENTIFIC INC.

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends that may affect Milestone Scientific’s future plans of operations, business strategy, results of operations and financial condition. Milestone Scientific wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and the actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in Milestone Scientific’s reports, including without limitations, Milestone Scientific's Annual Report on Form 10-K  for the year ended December 31, 2016, and registration statements filed with the Securities and Exchange Commission (the “SEC”). Milestone Scientific disclaims any intent or obligation to update such forward-looking statements.

Milestone Scientific is the owner of the following registered U.S. trademarks: CompuDent®; CompuMed®; CompuFlo®; DPS Dynamic Pressure Sensing Technology®; Milestone Scientific ®; the Milestone logo ®; SafetyWand®; STA Single Tooth Anesthesia System®; and The Wand ®.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$2,941,555	$3,602,229
Accounts receivable, net of allowance for doubtful accounts of $10,000 as of March 31, 2017 and December 31, 2016	1,626,566	802,384
Accounts receivable from related party	682,809	2,083,610
Other receivable	-	10,000
Inventories	4,533,834	4,602,719
Advances on contracts	862,014	700,900
Deferred cost	181,116	620,041
Prepaid expenses and other current assets	509,542	291,929
Total current assets	11,337,436	12,713,812
Furniture, fixtures & equipment net of accumulated depreciation of $676,144 as of March 31, 2017 and $659,144 as of December 31, 2016	142,166	159,026
Patents, net of accumulated amortization of $734,768 as of March 31, 2017 and $717,086 as of December 31, 2016	642,775	660,457
Other assets	26,878	17,355
Total assets	$12,149,255	$13,550,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$889,050	$1,341,207
Accounts payable related party	1,082,304	1,235,052
Accrued expenses and other payables	1,294,353	1,436,262
Deferred revenue	356,400	1,001,800
Total current liabilities	3,622,107	5,014,321

Commitments and Contingencies
Stockholders’ Equity
Series A convertible preferred stock, par value $.001, authorized 5,000,000 shares, 33,333 shares held in the treasury, and 7,000 shares issued and outstanding as March 31, 2017 and December 31, 2016	7	7
Common stock, par value $.001; authorized 50,000,000 shares; 30,712,686 shares issued, 1,361,071 shares to be issued and 30,679,353 shares outstanding as of March 31, 2017; 30,457,224 shares issued, 1,270,481 shares to be issued and 30,423,891 shares outstanding as of December 31, 2016	32,073	31,720
Additional paid-in capital	83,329,954	82,761,503
Accumulated deficit	(73,886,359)	(73,381,491)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific Inc. stockholders' equity	8,564,159	8,500,223
Noncontrolling interest	(37,011)	36,106
Total Equity	8,527,148	8,536,329
Total liabilities and stockholders’ equity	$12,149,255	$13,550,650

See Notes to Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	March 31, 2017	March 31, 2016
Revenue
Product sales, net	$3,688,988	$3,569,374
Cost of products sold	1,402,285	1,368,190
Gross profit	2,286,703	2,201,184
Selling, general and administrative expenses	2,707,620	3,001,130
Research and development expenses	105,015	143,442
Total operating expenses	2,812,635	3,144,572
Loss from operations	(525,932)	(943,388)
Other (expenses)	(1,209)	(1,237)
Interest income	758	302
Loss before provision for income tax and equity in net earnings of equity investments	(526,383)	(944,323)

Provision for income tax	(7,201)	(46,834)
Loss before equity in net earnings of equity investments	(533,584)	(991,157)
Loss on earnings from China Joint Venture	(44,401)	(269,726)
Loss in equity investments	(44,401)	(269,726)
Net Loss	(577,985)	(1,260,883)
Net loss attributable to noncontrolling interests	(73,117)	(510,824)
Net loss attributable to Milestone Scientific Inc.	$(504,868)	$(750,059)

Net loss per share applicable to common stockholders—
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)
Weighted average shares outstanding and to be issued—
Basic	32,004,548	22,609,349
Diluted	32,004,548	22,609,349

See Notes to Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interest	Treasury Stock	Total
Balance, January 1, 2017	7,000	$7	31,727,705	$31,720	$82,761,503	$(73,381,491)	$36,106	$(911,516)	$8,536,329
Stock based compensation	-	-			116,718	-	-	-	116,718
Common stock issued to employee for exercise of stock options			83,333	$83	62,417	-	-	-	62,500
Common stock issued for payment of consulting services			24,271	$31	43,719	-	-	-	43,750
Common stock to be issued to employee for bonuses			114,748	$115	194,885	-	-	-	195,000
Sale of Common Stock - Public Offering			123,700	$124	150,712				150,836
Net loss	-	-			-	(504,868)	(73,117)	-	(577,985)
Balance, March 31, 2017	7,000	$7	32,073,757	$32,073	$83,329,954	$(73,886,359)	$(37,011)	$(911,516)	$8,527,148

See Notes to Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net loss	$(577,985)	$(1,260,883)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	16,860	22,786
Amortization of patents	17,682	17,538
Stock based compensation	116,718	444,505
Equity earning on China joint venture	-	164,837
Changes in operating assets and liabilities:
Increase in accounts receivable	(824,182)	(475,351)
Decrease in related parties	1,400,801	-
Decrease in other receivable	10,000	-
Decrease in inventories	68,885	359,857
Increase to advances on contracts	(161,114)	(38,517)
Decrease in deferred cost	438,925	-
Increase to prepaid expenses and other current assets	(217,613)	(200,732)
Increase in other assets	(9,523)	-
Decrease in accounts payable	(452,157)	(237,853)
Decrease in accounts payable related party	(152,748)	-
Increase in accrued expenses and other payables	96,841	(185,313)
Decrease in deferred revenue	(645,400)	-
Net cash (used in) operating activities	(874,010)	(1,389,126)
Cash flows from investing activities:
Investment in China Join Venture	-	(164,837)
Purchases of intangible assets	-	(14,442)
Purchases of property and equipment	-	(4,822)
Consolidation of variable interest entity	-	50,621
Net cash used in investing activities	-	(133,480)
Cash flows from financing activities:
Net proceeds on Public Offering	150,836	-
Proceeds from employee exercise of stock options	62,500	-
Net cash provided by investing activities	213,336	-
Net (decrease) in cash and cash equivalents	(660,674)	(1,522,606)
Cash and cash equivalents at beginning of year	3,602,229	4,194,384
Cash and cash equivalents at end of year	$2,941,555	$2,671,778

Supplemental disclosure of cash flow information:
Shares issued to employees for bonus	$195,000	$-
Shares issued to consultants in lieu of cash payment	$43,750	$-
Net assets acquired from variable interest entity	$-	$20,472

See Notes to Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1- ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

All references in this report to “Milestone Scientific,” “us,” “our,” “we,” or “Milestone” refer to Milestone Scientific Inc., and its consolidated subsidiaries, Wand Dental, Milestone Advanced Cosmetic, Milestone Medical, and Milestone Education (all described below), unless the context otherwise indicates. Milestone Scientific is the owner of the following registered U.S. trademarks: CompuDent®; CompuMed®; CompuFlo®; DPS Dynamic Pressure Sensing Technology®; Milestone Scientific ®; the Milestone logo ®; SafetyWand®; STA Single Tooth Anesthesia System®; and The Wand ®.

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

During 2015, our common stock was listed on the NYSE MKT LLC (“NYSE MKT”) under the ticker symbol “MLSS”.

In June 2016, we raised an additional $2.0 million of gross proceeds in a private placement of one million shares of common stock, at a price of $2.00 per share.

In the second quarter of 2016, Milestone Scientific initiated a share exchange program pursuant to which we exchanged one share of common stock for every two outstanding shares of Milestone Medical (described below) common stock, a previously consolidated variable interest entity. As a result of the exchange program, at March 31, 2017, Milestone Scientific owned approximately 96% of Milestone Medical.

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

In December 2016, we received notification from the FDA that based upon the 510(k) application submitted for Milestone Scientific's Compu-Flo Intra Articular Computer Controlled Injection System, did not adequately document that the device met the equivalency standard required for 510(k) clearance. Following consultation with the FDA Office of Device Evaluation, we intend to provide additional data, which could include a new Human Factor Validation study (HFV Study) in support of a new 510(k) application for the device. An HFV Study demonstrates the ease of use of a product. The cost to generate this incremental data is estimated to be approximately $100,000.

In December 2016, we completed an underwritten public offering of 2,000,000 shares of common stock and warrants to purchase up to 1,592,775 shares of common stock, including 92,775 additional warrants pursuant to a partial exercise of the over-allotment option granted to the underwriters. The public offering price for each share and related warrant was $1.50. The warrants have a three-year term and an exercise price of $2.55 per share. The gross proceeds from this offering were approximately $3,000,000, before deducting underwriting discounts and commissions and other offering expenses.

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

Milestone Scientific has incurred operating losses and negative cash flows from operating activities since its inception, except for 2013. Milestone Scientific is actively pursuing the generation of revenue, positive operating income and net income. The capital raised in December 2016 and January 2017, provide Milestone Scientific with the opportunity to continue to develop and commercialize additional medical instruments and aggressively market the dental instruments throughout the world. Milestone Scientific is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue based upon management’s assessment of present contracts and current negotiations and reductions in operating expenses. Management believes that Milestone Scientific will have sufficient cash reserves to meet its anticipated obligations over the next twelve months from the issuance date of this report.  However, Milestone Scientific may need to raise additional capital prior to management's expected generation of sustainable positive cash flow from operating activities.

NOTE - 2 SUMMARY OF ACCOUNTING POLICIES

1. Basis of Consolidation

            The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Milestone Scientific and its wholly owned and majority owned subsidiaries, including, Wand Dental, Milestone Advanced Cosmetic and Milestone Medical. Milestone Education is a variable interest entity of which Milestone Scientific is the primary beneficiary and is consolidated into Milestone Scientific's financial statements. All significant, intra-entity transactions and balances have been eliminated in the consolidation.

2.  Basis of Presentation

            The unaudited condensed consolidated financial statements of Milestone Scientific have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions for Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present such interim results. Interim results are not necessarily indicative of the results of operations which may be expected for a full year or any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2016, included in Milestone Scientific's Annual Report on Form 10-K.

3. Variable Interest Entities

            A variable interest entity ("VIE") is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.

If Milestone Scientific determines that it has operating power and the obligation to absorb losses or receive benefits, Milestone Scientific consolidates the VIE as the primary beneficiary. Milestone Scientific’s involvement constitutes power that is most significant to the entity when it has unconstrained decision making ability over key operational functions within the entity.

Milestone Scientific is the primary beneficiary of Milestone Medical as of December 31, 2015 (see Note 4) and Milestone Education as of January 2016. Accordingly, the assets and liabilities of Milestone Medical and Milestone Education are included in the accompanying condensed consolidated financial statements.

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

Milestone management does not have the ability to control the activities that most significantly impact Milestone China's economics and, therefore, the power criterion has not been met. Management placed the most weight on the relationship and significance of activities of Milestone China to the majority shareholder/CEO of Milestone China.  As majority shareholder, majority holder of voting rights, and the active CEO, the 53% investor has the power to direct the activities that most significantly impact the economic performance of Milestone China. Management has concluded that Milestone Scientific is not the primary beneficiary under ASC 810. Accordingly, Milestone China has not been consolidated into the financial statements of Milestone Scientific and continues to be accounted for under the equity method (see Note 5).

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

 11. Impairment of Long-Lived Assets

            Milestone Scientific reviews long-lived assets for impairment whenever events or circumstances (i.e. a triggering event) indicate that the carrying amounts may not be recoverable. The carrying value of the assets is evaluated in relation to the operating performance and future undiscounted cash flows of the underlying assets. Milestone Scientific adjusts the net book value of an underlying asset if its fair value is determined to be less than its net book value. There have been no impairment indicators or triggering events and therefore, no impairment reviews have been performed in the period ending March 31, 2017.

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

16. Use of Estimates

            The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the allowance for doubtful accounts, inventory valuation, and cash flow assumptions regarding evaluations for impairment of long-lived assets and going concern considerations, and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

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

18. Recent Accounting Pronouncements

            In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers.

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

In November 2015, the FASB issued guidance simplifying the balance sheet classification of deferred taxes. The new guidance requires that all deferred taxes be presented as noncurrent, rather than separated into current and noncurrent amounts. The guidance is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. In addition, the adoption of guidance can be applied either prospectively or retrospectively to all periods presented. The Company has adopted this pronouncement as of January 1, 2017, and applied retrospectively, for its provision for income taxes disclosure.  The adoption will not have an impact on the presentation of the balance sheet, as the Company assigns a full valuation allowance to its net deferred tax asset.

            In February 2016, the FASB issued a new standard Accounting Standards Update ("ASU ") No.2016-02, "Leases"(Topic 842). The new standard is intended to increase transparency and comparability among organizations to recognize lease assets and liabilities on the balance sheet and disclose key information about leasing arrangements. It will be effective for fiscal years beginning after December 15, 2018 and for interim periods within fiscal years beginning after December 15, 2020. Milestone Scientific is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.

In March 2016, the FASB issued a new standard ASU No.2016-07, “Investments - Equity Method and Joint Ventures” (Topic 323): The new standard is intended to eliminate the requirement that when an investment qualifies for the use of the equity method as a result of an in increase in the level of ownership or degree of influence, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect all of the previous periods that the investment was held. It will be effective for all entities for fiscal years and interim periods, beginning after December 15, 2016. The Company has adopted the standard, effective January 1, 2017, and has determined the adoption of this standard will not have an impact on its financial reporting.

               In March 2016, the FASB issued a new standard ASU No.2016-09, “Compensation – Stock Compensation” (Topic 718): The new standard is intended, under FASB’s Simplification Initiative, to address certain diversity of application within previous guidance.  The new standard primarily addresses certain tax aspects in connection with the stock compensation held. It will be effective for fiscal years and interim periods, beginning after December 15, 2016. The Company has adopted the standard, effective January 1, 2017, and has determined the adoption of this standard does not have an impact on its financial reporting.

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

              In August 2016, the FASB issued a new standard ASU No.2016-15, "Statement Cash Flows “Classification of Certain Cash Receipts and Cash Disbursements" Topic 230). The new standard provides guidance as to the conformity of presentation of certain cash receipts and disbursements. It will be effective for all entities for fiscal years and interim periods, beginning after December 15, 2017. Milestone Scientific is in the process of determining what impact, if any, the adoption of this ASU will have on its presentation within the statement of cash flows.

            In October 2016, the FASB issued a new standard ASU No.2016-16, "Income Taxes Intra-Entity Transfers of Assets Other Than Inventory" (Topic 740). The new standard provides guidance as to address the deferred tax treatment on certain intra-entity transfer of assets, other than inventory.  It will be effective for all entities for fiscal years and interim periods, beginning after December 15, 2017. Milestone Scientific is in the process of determining what impact, if any, the adoption of this ASU will have on its presentation within the statement of cash flows.

In October 2016, the FASB issued a new standard ASU No.2016-17, "Consolidation Interests Held through Related Parties That Are under Common Control"(Topic 810). The new standard provides guidance as to consideration of consolidation requirements of a primary beneficiary and variable interest entity that are part of related party group under common control.  It will be effective for all entities for fiscal years and interim periods, beginning after December 15, 2016. Milestone Scientific is in the process of determining what impact, if any, the adoption of this ASU will have on its presentation within the statement of cash flows.

In November 2016, the FASB issued a new standard ASU No.2016-18, “Statement of Cash Flows – Restricted Cash” (Topic 230). The new standard provides guidance as to address the diversity of treatment of restricted cash on the statement of cash flows.  It will be effective for all entities for fiscal years and interim periods, beginning after December 15, 2017 and interim periods therein. Milestone Scientific is in the process of determining what impact, if any, the adoption of this ASU will have on its presentation within the statement of cash flows.

In January 2017, the FASB issued a new standard ASU No.2017-04, “Intangibles Goodwill and Other – Simplifying the Test for Goodwill Impairment” (Topic 350). The new standard provides guidance as to simplify the testing and, potential, measurement of impairment of goodwill.  It will be effective for all entities for fiscal years and interim periods, beginning after December 15, 2020. Milestone Scientific is in the process of determining what impact, if any, the adoption of this ASU will have on its presentation within the statement of cash flows.

NOTE - 3 Basic and Diluted Net INCOME (Loss) Per Common Share

            Milestone Scientific presents "basic" earnings (loss) per common share applicable to common stockholders and, if applicable, "diluted" earnings (loss) per common share applicable to common stockholders pursuant to the provisions of Statement of Financial Accounting Standards ASC Topic 260. Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, warrants, and the conversion of debt were issued during the period.

            Since Milestone Scientific had net losses for three months ended March 31, 2017 and 2016, the assumed effects of the exercise of potentially dilutive outstanding stock options and warrants were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options and warrants totaled 3,457,615 and 1,776,677 at March 31, 2017 and 2016, respectively.

NOTE - 4 CONSOLIDATION OF VARIABLE INTEREST ENTITY

Milestone Medical

            As of March 31, 2017, Milestone Medical was approximately 96% owned by Milestone Scientific. Milestone Medical was established to develop and commercialize intra-articular and epidural drug delivery instruments, utilizing an exclusive royalty-free license to Milestone Scientific's CompuFlo technology. The license was contributed by Milestone Scientific for its initial 50% ownership in Milestone Medical in September 2011.

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

            In the second quarter of 2016, Milestone Scientific initiated a share exchange program pursuant to which it would exchange one share of common stock for every two outstanding shares of Milestone Medical common stock. As there was no change in control, the acquisition of the non-controlling interest is reflected as an equity transaction with the carrying value of the non-controlling interest adjusted to reflect Milestone Scientific's increased ownership interest in the subsidiary.  As a result of these exchanges, Milestone Scientific owns approximately 96% of Milestone Medical at March 31, 2017.

Milestone Education LLC

            Milestone Education is a 50% owned subsidiary of Milestone Scientific which began operations in 2013 to provide training and education to dentists throughout the world. Milestone Scientific accounted for its investment in Milestone Education using the equity method of accounting through December 31, 2015. Approximately 82% of the revenue earned by Milestone Education is from services performed for Milestone Scientific as of March 31, 2017. As a result of this relationship, we determined that we had the power to direct the activities that most significantly impact Milestone Education's economic performance, and that it was  a VIE and would  be consolidated in the financial statements  of Milestone Scientific effective January 2016.

NOTE - 5 INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

Advance Ocular Science SA

            Advanced Ocular Sciences SA ("Advanced Ocular") is an entity organized to develop an instrument that delivers injections into the eyes. Advanced Ocular is a shell company as of March 31, 2017, Milestone Scientific owns 25% of this entity. During 2015, Milestone Scientific advanced $78,798 for marketing and strategy planning to Advanced Ocular and they, or their organizers, are obligated to repay this advance once a public offering of Advanced Ocular equity is approved and funded in Poland during 2016. No public offering was completed in Poland as of March 31, 2017.

    As such, Milestone Scientific has written-off the $78,798 advanced to Advanced Ocular as of December 31, 2016. Advance Ocular was not included in the condensed consolidated financial statements at March 31, 2017 as no investment has been made by Milestone Scientific.

Milestone China Ltd.

In June 2014, Milestone Scientific invested $1 million in Milestone China Ltd. (“Milestone China”) by contributing 772 STA Instruments to Milestone China for a 40% ownership interest. Milestone Scientific recorded this investment under the equity method of accounting. Milestone Scientific recorded a loss on its investment in Milestone China of $0 and $164,837, as of March 31, 2017 and 2016, respectively. Milestone Scientific' investment in Milestone China was $0 as of March 31, 2017 and December 31, 2016, respectively. Milestone Scientific incurred losses on its investment in Milestone China of $1,528,376 and $1,124,350 as of March 31, 2017 and December 31, 2016, respectively, which have been suspended.

Milestone Scientific had $356,400 and $1,000,000 of related party sales of handpieces and instruments during the three months ended March 31, 2017 and 2016, respectively, to Milestone China. As of March 31, 2017 and December 31, 2016 Milestone Scientific recorded deferred revenues and deferred costs associates with sales to Milestone China of $356,400 and $181,116, and $1,001,800 and $620,041, respectively.  As of March 31, 2017 and December 31, 2016 Milestone China owes $1,358,200 and $2,714,600, respectively, to Milestone Scientific for handpieces and STA instruments which is included in Accounts Receivable from related party on the condensed consolidated balance sheets.  Milestone China paid $1,001,800 in April 2017 to satisfy the outstanding instruments sales from 2016 and therefore $1,001,800 has been recorded in revenue related to 2016 sales for the three months ended March 31, 2017.

            Milestone Scientific recognizes the total revenue and costs of goods sold at the time the shipment of instruments and handpieces to Milestone China are paid. However, due to timing differences of when the inventory is sold to Milestone China and when Milestone China sells the acquired inventory to third parties, elimination of the intra-entity profit is required as of the balance sheet date. In accordance with ASC 323 Equity Method and Joint Ventures, Milestone Scientific has deferred the gross profit associated with inventory shipped to Milestone China that has not been sold to third parties. The deferred profit of $675,391 and $630,990, as of March 31, 2017 and December 31, 2016, respectively was included within accounts receivable from related party in the condensed consolidated balance sheets. The profit deferred was $44,401 and $104,889 as of March 31, 2017 and 2016, respectively, and was included within loss on earnings from China Joint Venture on the condensed consolidated statements of operations.

The following table includes summarized financial information of Milestone China:

	March 31, 2017	December 31, 2016
	(Unaudited)	(Unaudited)
Assets:
Current Assets	$10,110,398	$9,362,198
Non-Current Assets	2,743,178	2,467,547
Total Assets:	12,853,375	11,829,745

Liabilities:
Current Liabilities	11,884,862	9,900,611
Stockholders' equity	968,714	1,929,134
Total liabilities and stockholders’ equity	$12,853,575	$11,829,745

	March 31, 2017	March 31, 2016
Net Sales	$427,400	$272,220
Cost of Goods Sold	479,411	209,400
Gross Profit	(52,011)	62,820
Other Expenses	(958,055)	(379,773)
Net Losses	$(1,010,066)	$(316,953)

 NOTE – 6 Stock Option Plans

Milestone Scientific recognizes compensation expense on a straight line basis over the requisite service period and in the case of performance based options over the period of the expected performance. For the three months ended March 31, 2017 and 2016 respectively, Milestone Scientific recognized $133,810 and $134,405 of total employee stock based compensation cost, respectively. As of March 31, 2017 and 2016, there was $734,114 and $1,026,024 of total unrecognized compensation cost related to nonvested options, respectively, which Milestone Scientific expects to recognize these cost over a weighted average period of 2.7 years and 2.99 years as of March 31, 2017 and 2016, respectively.

 In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The standard is effective for annual periods beginning after December 15, 2016. During the first quarter 2017, the Company adopted this ASU. The key effects of the adoption on the Company's financial statements include that the Company will now recognize windfall tax benefits as deferred tax assets instead of tracking the windfall pool and recording such benefits in equity. Additionally, the Company has elected to recognize forfeitures by estimating them at the time of grant. This adoption of this pronouncement had no material effects on Milestone Scientific's financial statements.

A summary of option activity for employees under the plans and changes during the three month ended March 31, 2017, is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2017	1,511,995	1.74	2.97	5,469
Granted	211,179	1.64	4.78
Exercised during 2017	(83,333)	.75
Forfeited or expired
Options outstanding March 31, 2017	1,639,841	1.87	3.14
Exercisable, March 31, 2017	1,118,096	1.84	2.70

 A summary of option activity for non-employees under the plans as of March 31, 2017 and 2016, and changes during the year ended is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2017	224,999	2.53	5.32	-
Granted	-
Exercised during 2017	-
Forfeited or expired	-
Options outstanding March 31, 2017	224,999	2.53	5.12	-
Exercisable, March 31, 2017	10,183	2.33	5.07	-

The fair value of the non-employee options was estimated on the date of grant using the Black Scholes option-pricing model at the date of grant. In accordance with the provisions of FASB ASC 505, Milestone Scientific will re-measure the value of the grant at each presentation date unless there is a significant disincentive for non-performance or until performance has been. For the three months ended March 31, 2017, and 2016 Milestone Scientific recognized income of $17,092 and expensed $1,175, respectively related to non-employee options.

NOTE – 7 CONCENTRATION OF CREDIT RISK

Milestone Scientific's consolidated financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade accounts receivable, and advances on contracts. Milestone Scientific places its cash and cash equivalents with large financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Milestone Scientific has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Milestone Scientific to credit risk consist principally of trade accounts receivable, as Milestone Scientific does not require collateral or other security to support customer receivables, and advances on contracts.

            Milestone Scientific closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, Milestone Scientific evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management has provided a reserve that it believes is sufficient to record accounts receivable at net realizable value as of March 31, 2017, and December 31, 2016, respectively.

NOTE – 8 ADVANCES ON CONTRACTS

The advances on contracts represent funding of future STA inventory purchases. The balance of the advances as of March 31, 2017, and December 31, 2016, is $862,014 and $700,900, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

NOTE – 9 INCOME TAXES

Due to Milestone Scientific's history of operating losses, a full valuation allowances has been provided for all of Milestone Scientific's deferred tax assets at March 31, 2017 and December 31, 2016, no recognition was given to the utilization of the remaining net operating loss carryforwards in each of these periods.

            The utilization of Milestone Scientific's net operating losses may be subject to a substantial limitation due to the "change of ownership provisions" under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carry forwards before their utilization. Milestone Scientific has established a 100% valuation allowance for all of its deferred tax assets due to uncertainty as to their future realization.

            For the three month ended March 31, 2017 and December 31, 2016, state tax liability was approximately $7,201 and $47,000, respectively. Such expense was recognized in the accompanying condensed consolidated financial statements.

NOTE – 10 SIGNIFICANT CUSTOMERS & GEOGRAPHICAL INFORMATION

Milestone Scientific’s consolidated dental sales by product and by geographical region are as follows:

	Three months Ended March 31
	2017		2016
DOMESTIC
Instruments	$185,645	10.8%	$661,645	39.3%
Handpieces	1,510,486	88.1%	988,143	58.7%
Other	18,941	1.1%	34,379	2.0%
Total Domestic	$1,715,071	100.0%	$1,684,167	100.0%
INTERNATIONAL
Instruments	$1,358,670	68.8%	$1,268,156	67.3%
Handpieces	583,349	29.6%	584,708	31.0%
Other	31,898	1.6%	32,342	1.7%
Total International	$1,973,917	100.0%	$1,885,206	100.0%
DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$1,715,071	46.5%	$1,684,167	47.2%
International	$1,973,917	53.5%	$1,885,206	52.8%
Total Product Sales	$3,688,988	100.0%	$3,569,373	100.0%

Milestone Scientific has informal arrangements with the manufacturer of the STA, CompuDent® and CompuMed® instruments, one of the principal manufacturers for those instruments pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. In March 2016, Milestone Scientific entered into a purchase commitment for delivery of 3,000 instruments. There are 700 instruments remaining on this purchase order as of March 31, 2017. An advance an aggregate of $299,180 was remaining at March 31, 2017. In January 2017, Milestone Scientific entered into a purchase commitment for the delivery of 2,000 instruments beginning in the 4th quarter of 2017. An advance of $514,748 was recorded at March 31, 2017.Consequently, advances on contracts have been classified as current at March 31, 2017 and December 31, 2016.

For the three months ended March 31, 2017, an aggregate of approximately 79% of Milestone Scientific's net product sales were to two customers/ distributors (one of which was a related party), 52% and 27%, respectively. Accounts receivable for the two major customers/distributors amounted to an aggregate of approximately $2,481,055, or 83% of Milestone Scientific's accounts receivable for three months ended March 31, 2017. For the three months March 31, 2016, an aggregate of approximately 82% of Milestone Scientific's net product sales were to three customers/distributors (one of which was a related party), 35%, 26% and 21%, respectively. Accounts receivable for the two major customers /distributors amounted to approximately $2,994,686, or 85% of gross accounts receivable, for the year ended December 31, 2016.

NOTE – 11 RELATED PARTIES

Milestone Scientific has a manufacturing agreement with one of its principal manufacturers of its handpieces, which is a related party, pursuant to which it manufactures products under specific purchase orders, but without minimum purchase commitments. Purchases of handpieces from this manufacturer were $452,352 and $636,059 during the three months ended March 31, 2017 and 2016, respectively. Milestone Scientific Inc owed $1,082,304 and $1,235,052 to this manufacturer as of March 31, 2017 and December 31, 2016, respectively.

Milestone Scientific had $356,400 and $1,000,000 of related party sales of handpieces and instruments during the three months ended March 31, 2017 and 2016, respectively, to Milestone China. As of March 31, 2017 and December 31, 2016 Milestone Scientific recorded deferred revenues and cost associates with sales to Milestone China of $356,400 and $181,116, and $1,001,800 and $620,041, respectively.  As of March 31, 2017 and December 31, 2016 Milestone China owes $1,358,200 and $2,714,600, respectively, to Milestone Scientific for handpieces and STA instruments which is included in Accounts Receivable from related party on the condensed consolidated balance sheets.  Milestone China paid $1,001,800 in April 2017 to satisfy the outstanding instruments sales from 2016 and therefore $1,001,800 has been recorded in revenue related to 2016 sales for the three months ended March 31, 2017.

            Milestone Scientific recognizes the total revenue and costs of goods sold at the time the shipment of instruments and handpieces to Milestone China are paid. However, due to timing differences of when the inventory is sold to Milestone China and when Milestone China sells the acquired inventory to third parties, elimination of the intra-entity profit is required as of the balance sheet date. In accordance with ASC 323 Equity Method and Joint Ventures, Milestone Scientific has deferred the gross profit associated with inventory shipped to Milestone China that has not been sold to third parties. The deferred profit of $675,391 and $630,990, as of March 31, 2017 and December 31, 2016, respectively was included within accounts receivable from related party in the condensed consolidated balance sheets. The profit deferred was $44,401 and $104,889 as of March 31, 2017 and 2016, respectively, and was included within loss on earnings from China Joint Venture on the condensed consolidated statements of operations.

          In August 2013, a stockholder of Milestone Scientific entered a three-year agreement with Milestone Scientific to provide financial and business strategic services. Expenses recognized on this agreement were $25,000 and $35,000 for the three months ended March 31, 2017 and 2016, respectively.

NOTE – 12 COMMITMENTS AND OTHER

(1) Lease Commitments

The headquarters for Milestone Scientific is located at 220 South Orange Ave, Livingston, New Jersey. Milestone Scientific leases approximately 7,625 square feet of office space. The lease term expires January 31, 2020 and provides for a monthly lease payment of $12,522. Additionally, Milestone Scientific has other smaller insignificant leases ending through 2017. Further, a third party distribution and logistics center in Pennsylvania handles shipping and order fulfillment on a month-to-month basis. For the three months ended March 31, 2017 and 2016, rent expense amounted to $34,993, and $35,232 respectively.

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

(3) Other Commitments

Milestone Scientific's employment agreement with its Chief Executive Officer provides for payments of $203,111 per year for five years to the executive, or as he directs such payments, to a third party to fund his acquisition of, or contribution to, an annuity, pension, or deferred distribution plan; or for an investment for the benefit of the executive and his family. Milestone Scientific expensed approximately $51,000 for the three months ended March 31, 2017 and 2016, respectively to fund this obligation.

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

The Director of Clinical Affairs’ royalty fee was $131,908 and $190,626 for the three months ended March 31, 2017 and 2016, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of $68,751 for the three months ended March 31, 2017 and 2016, respectively.

Subsequent Events

Milestone Scientific has evaluated all subsequent events and has determined that there are no events to recognize or disclose in these financial statements.

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

In 2017, Milestone Scientific remained focused on advancing efforts to achieve our three primary objectives; those being:

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

International Market

On the global front, we also have granted exclusive marketing and distribution rights for the STA Instrument to select dental suppliers in various international regions in Asia, Africa, South America and Europe. They include Istrodent (Pty) Ltd. in South Africa and Unident AB in the Scandinavian countries of Denmark, Sweden, Norway and Iceland.

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

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Three months Ended March 31
	2017		2016
DOMESTIC
Instruments	$185,645	10.8%	$661,645	39.3%
Handpieces	1,510,486	88.1%	988,143	58.7%
Other	18,941	1.1%	34,379	2.0%
Total Domestic	$1,715,071	100.0%	$1,684,167	100.0%
INTERNATIONAL
Instruments	$1,358,670	68.8%	$1,268,156	67.3%
Handpieces	583,349	29.6%	584,708	31.0%
Other	31,898	1.6%	32,342	1.7%
Total International	$1,973,917	100.0%	$1,885,206	100.0%
DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$1,715,071	46.5%	$1,684,167	47.2%
International	$1,973,917	53.5%	$1,885,206	52.8%
Total Product Sales	$3,688,988	100.0%	$3,569,373	100.0%

Milestone Scientific earned gross profit of 62% in each of the three months ended March 31, 2017 and 2016, respectively. However, the revenues and related gross profits have not been sufficient to support overhead, new product introduction and research and development expenses. Although Milestone Scientific anticipates expending funds for research and development in 2017, these amounts will vary based on the operating results for each quarter.

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

Results of Operations

The following table sets forth for the consolidated results of operations for the three months ended March 31, 2017 and 2016, respectively, as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results:

	Year Ended March 31,
	2017		2016
Revenue
Product sales, net	$3,688,988	100%	$3,569,374	100%
Cost of products sold	1,402,285	38%	1,368,190	38%
Gross profit	2,286,703	62%	2,201,184	62%
Selling, general and administrative expenses	2,707,620	73%	3,001,130	84%
Research and development expenses	105,015	3%	143,442	4%
Total operating expenses	2,812,635	76%	3,144,572	88%
Loss from operations	(525,932)	(14)%	(943,388)	(26)%
Other (expenses)	(1,209)	(0)%	(1,237)	(0)%
Interest expense	758	0%	302	0%
Loss before provision for income tax and equity in net earnings of equity investments	(526,383)	(14)%	(944,323)	(26)%
Provision for income tax	(7,201)	(0)%	(46,834)	(1)%
Loss before equity in net earnings of equity investments	(533,584)	(14)%	(991,157)	(28)%
Loss on earnings from China Joint Venture	(44,401)	(1)%	(269,726)	(8)%
Loss in equity investments	(44,401)	(1)%	(269,726)	(8)%
Net Loss	(577,985)	(16)%	(1,260,883)	(35)%
Net loss attributable to noncontrolling interests	(73,117)	(2)%	(510,824)	(14)%
Net loss attributable to Milestone Scientific Inc.	$(504,868)	(14)%	$(750,059)	(21)%

Three Months ended March 31, 2017 compared to Three Months ended March 31, 2016

The following paragraphs will describe the results of 2017 compared to 2016.

            Total revenues for the three months ended March 31, 2017 and 2016, principally dental revenues, were approximately $3.7 million and $3.6 million, respectively. The total revenue increased by approximately 3% which was principally related to the increase in instrument and handpiece sales to China. Domestic sales increased by approximately $31,000 in 2017. International sales in 2017 increased by approximately $89,000 over the same period in 2016 principally due to a shipment of STA instruments to Milestone China. However, we believe that the June 2016 exclusive distribution agreement with Henry Schein will lead to increased domestic sales in 2017 as the product and sales force training has been substantially completed as of March 31, 2017.

            Selling, general and administrative expenses for the three months ended March 31, 2017 were approximately $2.7 million versus $3.0 million in the 2016 period. The decrease of approximately $293,000 is predominantly due to the reduction in selling, general and administrative expenses resulting from the completion of the clinical studies relating to Milestone Medical's epidural and intra articular instruments in 2016.

            Research and development expenses for the three months ended March 31, 2017 and 2016 were approximately $105,000 and $143,000, respectively. The decrease is due to the phasing out of additional development cost associated with epidural and intraarticular instruments.

            The loss from operations for the three months ended March 31, 2017 and 2016 was approximately $526,000 and $943,000, respectively, a decrease of approximately $417,000. This decrease is primarily attributable to the completion of the clinical studies relating to Milestone Medical's epidural and intra articular instruments in 2016.

            The loss on earnings from the China Joint Venture was approximately $40,000 and $270,000 for the three months ended March 31, 2017 and 2016, respectively, a decrease of approximately $230,000.

Liquidity and Capital Resources

At March 31, 2017, Milestone Scientific had cash and cash equivalents of approximately $2.9 million, total current assets of approximately $11.3 million and working capital of approximately $7.7 million.  We believe that our cash on hand, accounts receivable and the anticipated revenues from the dental business will be sufficient to fund our business operations for at least the next 12 months from the filing date of this Form 10-Q.

            Milestone Scientific continues to take positive steps to maintain adequate inventory levels and advances on contracts to maintain available inventory to meet our domestic and international sales requirements. For the three months ended March 31, 2017 and 2016, our net cash used in operating activities was approximately $0.9 million and $1.4 million, respectively, which represents a decrease of approximately $0.5 million year over year.

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

            Our condensed consolidated balance sheets included in this report reflects a decrease of approximately $1.4 million in current assets from December 31, 2016 to March 31, 2017. This decrease in current assets was primarily due to a reduction in cash, accounts receivable from related party, deferred cost, other receivables and inventory of approximately $2,578,000. Offset by an increase in accounts receivable, advances on contracts, and prepaid expenses and other current assets of an aggregate of approximately $1,203,000.

Current liabilities decreased by approximately $1.4 million, from approximately $5.0 million to approximately $3.6 million. The decrease is primarily due to a decrease in accounts payable of $452,000, accounts payable related party of $153,000, accrued expenses of $141,000 and deferred revenue of $645,000.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Milestone Scientific is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information required by this item.

Item 4.     Controls and Procedures

Milestone Scientific’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of Milestone Scientific’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, Milestone Scientific’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of March 31, 2017 are effective to ensure that information required to be disclosed in the reports Milestone Scientific files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms an that such information is accumulated and communicated to Milestone Scientific's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in Milestone Scientific’s internal control over financial reporting identified in connection with the evaluation that occurred during Milestone Scientific’s last fiscal quarter ended March 31, 2017 that have materially affected, or that are reasonably likely to materially affect, Milestone Scientific’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In the quarter ended March 31, 2017, Milestone Scientific issued a total of 167,081 shares of its common stock as follows:

●        83,333 shares upon the exercise of an outstanding stock option at an exercise price of $0.75 per share;

●        9,158 shares to an employee for a bonus with a total value of $25,000; and

●        an aggregate of 39,271 shares to six consultants for services rendered with a total value of $58,748.

The foregoing shares were issued in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Sections 4(a)(2) and/or 4(a)(5) thereunder. A legend restricting resale, transfer, or other disposition of these shares other than in compliance with the Act was imprinted on the stock certificates evidencing such shares.

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
Date: May 15, 2017