Form 10-Q
period 2017-06-30
MILESTONE SCIENTIFIC INC.
filed 2017-08-14
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2017

 or

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

As August 14, 2017, the registrant had a total of 32,989,724 shares of Common Stock, $.001 par value, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$2,945,631	$3,602,229
Accounts receivable, net of allowance for doubtful accounts of $10,000 as of June 30, 2017 and $5,000 as of December 31, 2016	1,419,731	802,384
Accounts receivable from related party	356,400	2,714,600
Other receivable	-	10,000
Notes receivable, financing transaction short term	500,000	-
Inventories	4,498,371	4,602,719
Advances on contracts	851,504	700,900
Deferred cost	181,116	620,041
Prepaid expenses and other current assets	746,491	291,929
Total current assets	11,499,244	13,344,802
Furniture, fixtures & equipment net of accumulated depreciation of $707,167 as of June 30, 2017 and $659,144 as of December 31, 2016	170,552	159,026
Patents, net of accumulated amortization of $809,332 as of June 30,2017 and $717,086 as of December 31, 2016	625,092	660,457
Notes receivable, financing transaction long term	775,000	-
Other assets	26,878	17,355
Total assets	$13,096,766	$14,181,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$985,736	$1,341,207
Accounts payable related party	381,432	1,235,052
Accrued expenses and other payables	1,652,144	1,436,262
Deferred profit, related party	659,931	630,990
Deferred revenue	356,400	1,001,800
Total current liabilities	4,035,643	5,645,311
Deferral from financing transaction	1,400,000	-
Total liabilities	5,435,643	5,645,311
Commitments and Contingencies
Stockholders’ Equity
Series A convertible preferred stock, par value $.001, authorized 5,000,000 shares, 33,333 shares held in the treasury, and 7,000 shares issued and outstanding as June 30, 2017 and December 31, 2016	7	7
Common stock, par value $.001; authorized 50,000,000 shares; 31,376,699 shares issued, 1,361,071 shares to be issued and 31,343,366 shares outstanding as of June 30, 2017; 30,457,224 shares issued, 1,270,481 shares to be issued and 30,423,891 shares outstanding as of December 31, 2016	32,736	31,720
Additional paid-in capital	83,600,384	82,761,503
Accumulated deficit	(75,365,184)	(73,381,491)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific Inc. stockholders' equity	7,356,427	8,500,223
Noncontrolling interest	304,696	36,106
Total Equity	7,661,123	8,536,329
Total liabilities and stockholders’ equity	$13,096,766	$14,181,640

See Notes to Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Product sales, net	$2,523,750	$2,371,710	$6,212,738	$5,836,196
Cost of products sold	873,586	789,801	2,275,871	2,157,990
Gross profit	1,650,164	1,581,909	3,936,867	3,678,206
Selling, general and administrative expenses	3,082,534	3,290,998	5,790,161	6,292,109
Research and development expenses	120,065	309,335	225,080	452,780
Total operating expenses	3,202,599	3,600,333	6,015,241	6,744,889
Loss from operations	(1,552,435)	(2,018,424)	(2,078,374)	(3,066,683)
Other (expenses)	(1,024)	(1,004)	(1,763)	(1,936)
Interest income	2,154	-	2,442	-
Loss before provision for income tax and equity in net earnings of equity investments	(1,551,305)	(2,019,428)	(2,077,695)	(3,068,619)
Provision for income tax	(4,664)	(16,791)	(11,865)	(63,624)
Loss before equity in net earnings of equity investments	(1,555,969)	(2,036,219)	(2,089,560)	(3,132,243)
Profit or (loss) on equity investment in China Joint Venture	15,460	(57,882)	(28,941)	(222,719)
Profit or (loss)in equity investments	15,460	(57,882)	(28,941)	(222,719)
Net loss	(1,540,509)	(2,094,101)	(2,118,501)	(3,354,962)
Net loss attributable to noncontrolling interests	(61,684)	(507,262)	(134,808)	(976,308)
Net loss attributable to Milestone Scientific Inc.	$(1,478,825)	$(1,586,839)	$(1,983,693)	$(2,378,654)

Net loss per share applicable to common stockholders—
Basic	$(0.05)	$(0.06)	$(0.06)	$(0.10)
Diluted	$(0.05)	$(0.06)	$(0.06)	$(0.10)

Weighted average shares outstanding and to be issued—
Basic	32,399,997	25,989,857	32,122,482	24,362,441
Diluted	32,399,997	25,989,857	32,122,482	24,362,441

See Notes to Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interest	Treasury Stock	Total
Balance, January 1, 2017	7,000	$ 7	31,727,705	$31,720	$82,761,503	(73,381,491)	$36,106	$(911,516)	$8,536,329
Stock based compensation	-	-			237,858	-	-	-	237,858
Common stock to be issued to employee for compensation			10,913	11	14,989	-	-	-	15,000
Common stock issued to employee for exercise of stock options			83,333	83	62,417	-	-	-	62,500
Common stock issued for payment of consulting services			245,373	260	422,249	-	-	-	422,509
Common stock to be issued to employee for bonuses			114,748	107	194,885	-	-	-	194,992
Common Stock exchanged for MMD			311,998	311	(403,709)	-	403,398	-	-
Common stock issued to directors for bonuses			120,000	120	159,480	-	-	-	159,600
Sale of Common Stock - Public Offering			123,700	124	150,712	-	-	-	150,836
Net loss	-	-			-	(1,983,693)	(134,808)	-	(2,118,501)
Balance, June 30, 2017	7,000	$ 7	32,737,770	$32,736	$83,600,384	(75,365,184)	$304,696	$(911,516)	$7,661,123

See Notes to Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,118,501)	$(3,354,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	31,023	46,177
Amortization of patents	35,364	35,707
Common stock and options for compensation, consulting and vendor services	237,858	784,480
Equity method loss China joint venture	28,941	222,719
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(617,347)	366.982
Decrease (increase) in accounts receivable related party	2,358,200	(1,156,400)
Decrease (increase) in other receivable	10,000	(8,975)
Decrease (increase) in inventories	104,348	(233,393)
(Increase) decrease to advances on contracts	(150,604)	117
Increase to prepaid expenses and other current assets	(454,562)	(71,240)
(Increase) decrease in other assets	(9,523)	5,975
Decrease in accounts payable	(355,471)	(272,696)
(Decrease) increase in accounts payable related party	(853,620)	680,232
Increase in deferred profit, related party	438,925	-
Increase (decrease) in accrued expenses and other payables	1,007,983	(67,367)
Decrease in deferred revenue	(645,400)	-
Net cash used in operating activities	(952,386)	(3,022,644)
Cash flows from investing activities:
Purchase of intangible assets	(39,199)	(15,616)
Purchase of property and equipment	(3,349)	(15,668)
Consolidation of variable interest entity	-	26,925
Net cash used in investing activities	(42,548)	(4,359)
Cash flows from financing activities:
Capital contribution from noncontrolling interest	-	16,346
Proceeds from exercise of stock options	62,500	-
Net proceeds on Private Placement Offering	150,836	2,000,000
Proceeds from financing transaction	125,000	-
Net cash provided by investing activities	338,336	2,016,346
Net decrease in cash and cash equivalents	(656,598)	(1,010,657)
Cash and cash equivalents at beginning of period	3,602,229	4,194,384
Cash and cash equivalents at end of period	$2,945,631	$3,183,727

Supplemental disclosure of cash flow information:
Net assets acquired from variable entity	$-	$6,307
Sale of Milestone China shares, financing transaction	$1,400,000	$-
Shares issued to employees for bonus	$194,885	$339,549
Shares issued to consultants in lieu of cash payment	$422,249	$75,000

See Notes to Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1- ORGANIZATION and BUSINESS

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

Milestone Scientific was incorporated in the State of Delaware in August 1989. Milestone Scientific has developed a proprietary, computer-controlled anesthetic delivery instrument, through the use of The Wand®, a single use disposable handpiece. The instrument is marketed in dentistry under the trademark CompuDent®, and STA Single Tooth Anesthesia System® and in medicine under the trademark CompuMed®. CompuDent® is suitable for all dental procedures that require local anesthetic. CompuMed® is suitable for many medical procedures regularly performed in Plastic Surgery, Hair Restoration Surgery, Podiatry, Colorectal Surgery, Dermatology, Orthopedics and a number of other disciplines. The dental instruments are sold in the United States and in over 47 countries abroad. To date there have been no medical instruments sold in the United States and limited amounts sold internationally, although certain medical instruments have obtained CE mark approval and can be marketed and sold in most European countries. In June 2017, Milestone Scientific received 510(k) marketing clearance from the U.S. Food and Drug Administration (FDA) on the CompuFlo® Epidural Computer Controlled Anesthesia System.

During 2015, our common stock was listed on the NYSE MKT LLC (“NYSE MKT”) under the ticker symbol “MLSS”.

In June 2016, we raised $2.0 million of gross proceeds in a private placement of one million shares of common stock, at a price of $2.00 per share.

In the second quarter of 2016, Milestone Scientific initiated a share exchange program pursuant to which we exchanged one share of common stock for every two outstanding shares of Milestone Medical, Inc. (described below) common stock, a previously consolidated variable interest entity. As a result of the exchange program, at June 30, 2017, Milestone Scientific owned approximately 98% of Milestone Medical.

In July 2016, Milestone Scientific raised gross proceeds of $250,000 in a registered direct offering of 104,200 shares of common stock at $2.40 per share.

In July 2016, Milestone Scientific filed for 510(k) marketing clearance with the FDA for the for the CompuFlo® Computer Controlled Anesthesia System for both intra-articular and epidural injections.  In June 2017, the FDA approved the CompuFlo® Epidural Computer Controlled Anesthesia System for epidural injections.  Milestone Scientific is in the process of introductory meetings with medical device distributors within the United States and foreign markets. Milestone Scientific’s immediate focus is on marketing its epidural instrument throughout the world.

In December 2016, we received notification from the FDA that based upon the 510(k) application submitted for the CompuFlo® Intra Articular Computer Controlled Injection System, we did not adequately document that the device met the equivalency standard required for 510(k) clearance. Following consultation with the FDA Office of Device Evaluation, we intend to provide additional data, which could include a new Human Factor Validation study (HFV Study) in support of a new 510(k) application for the device. An HFV Study demonstrates the ease of use of a product.

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

In June 2017, Milestone Scientific entered into an agreement for the sale of its interest in Milestone China (a forty (40%) percent interest) (the “Milestone China Shares”) to an unaffiliated United States domiciled purchaser and a 10-year option agreement to repurchase the Milestone China Shares. The purchase price for the Milestone China Shares was $1,400,000 of which $125,000 was paid in cash and $1,275,000 was paid by delivery of a non-interest bearing secured promissory note. The note is payable in quarterly installments of $125,000 until paid in full and is secured by the Milestone China Shares until full repayment.  In addition, pursuant to such note, the purchaser is precluded from selling all or substantially all of its assets prior to repayment of the note. The 10-year option agreement provides Milestone Scientific an option to repurchase the 40% equity interest at $1,400,000 within the first two years and at fair value (as defined in such agreement) for the remainder of the 10-year term. The transaction has been accounted for as a secured financing and Milestone Scientific will continue to account for its relationship with Milestone China under the equity method of accounting. A note receivable is presented on the Balance Sheet, along with a deferral from financing transaction ($1,400,000). The carrying value of the forty (40%) percent investment at the transaction date was zero. (See Note 5).

Milestone Scientific has incurred operating losses and negative cash flows from operating activities in each year since its inception, except for 2013. Milestone Scientific is actively pursuing the generation of revenue, positive operating income and net income. The capital raised in December 2016 and January 2017 provided Milestone Scientific with working capital to continue to develop and commercialize additional medical instruments and aggressively market its dental instruments throughout the world. Milestone Scientific is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue from its dental business worldwide, the generation of medical instruments and disposables revenue in the United States (from epidural instruments following June 2017 FDA approval) and worldwide, and a reductions in operating expenses. Management believes that Milestone Scientific will have sufficient cash reserves to meet its anticipated obligations over the next twelve month period following the issuance date of these financial statements.  However, Milestone Scientific may need to raise additional capital prior to management's expected generation of sustainable positive cash flow from operating activities including the dental business expected growth and the medical business launch to support medical instrument revenue.

NOTE - 2 SUMMARY OF ACCOUNTING POLICIES

1. Basis of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Milestone Scientific and its wholly owned and majority owned subsidiaries, including, Wand Dental (wholly owned),  Milestone Advanced Cosmetic (majority owned) and Milestone Medical (majority owned). Milestone Education is a variable interest entity of which Milestone Scientific is the primary beneficiary and is consolidated into Milestone Scientific's financial statements. All significant, intra-entity transactions and balances have been eliminated in the consolidation.

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

3.  Reclassifications

Certain reclassifications have been made to the 2016 financial statements to conform to the consolidated 2017 financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

4. Variable Interest Entities

A variable interest entity ("VIE") is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.

If Milestone Scientific determines that it has operating power and the obligation to absorb losses or receive benefits, Milestone Scientific consolidates the VIE as the primary beneficiary. Milestone Scientific’s involvement constitutes power that is most significant to the entity when it has unconstrained decision making ability over key operational functions within the entity.

Milestone Scientific is the primary beneficiary of Milestone Education as of January 2016 (see Note 4). Accordingly, the assets and liabilities of Milestone Education are included in the accompanying condensed consolidated financial statements.

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

5. Cash and Cash Equivalents

Milestone Scientific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

6. Accounts Receivable

Milestone Scientific sells a significant amount of its product on credit terms to its major distributors. Milestone Scientific estimates losses from the inability of its customers to make payments on amounts billed. A majority of credit sales are due within ninety days from invoicing. There have not been any significant credit losses incurred to date.

7. Note Receivable

In June 2017, Milestone Scientific entered into an agreement for the sale of the Milestone China Shares to an unaffiliated United States domiciled purchaser and a 10-year option agreement to repurchase the Milestone China Shares. The purchase price for the Milestone China Shares was $1,400,000 of which $125,000 was paid in cash and $1,275,000 was paid by delivery of a non-interest bearing secured promissory note. The note is payable in quarterly installments of $125,000 until paid in full and is secured by the Milestone China Shares until full repayment.  In addition, pursuant to such note, the purchaser is precluded from selling all or substantially all of its assets prior to repayment of the note. The 10-year option agreement provides Milestone Scientific an option to repurchase the 40% equity interest at $1,400,000 within the first two years and at fair value (as defined in such agreement) for the remainder of the 10-year term. The transaction has been accounted for as a secured financing and Milestone Scientific will continue to account for its relationship with Milestone China under the equity method of accounting. A note receivable is presented on the Balance Sheet, along with a deferral from financing transaction ($1,400,000). The carrying value of the forty (40%) percent investment at the transaction date was zero. (See Note 5).

8. Product Return and Warranty

Milestone Scientific generally does not accept non-defective returns from its customers. Product returns under warranty are accepted, evaluated and repaired or replaced in accordance with the Warranty Policy. Returns not within the Warranty Policy are evaluated and the customer is charged for the repair.

9. Inventories

Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or market. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded if required based on past and expected future sales, potential technological obsolescence and product expiration requirements.

10. Equity Method Investments

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

11. Furniture, Fixture and Equipment

Equipment is recorded at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. The costs of maintenance and repairs are charged to operations as incurred.

12.  Intangible Assets - Patents

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

 13. Impairment of Long-Lived Assets

Milestone Scientific reviews long-lived assets for impairment whenever events or circumstances (i.e. a triggering event) indicate that the carrying amounts may not be recoverable. The carrying value of the assets is evaluated in relation to the operating performance and future undiscounted cash flows of the underlying assets. Milestone Scientific adjusts the net book value of an underlying asset if its fair value is determined to be less than its net book value. There have been no impairment indicators or triggering events and therefore, no impairment reviews have been performed in the period ending June 30, 2017.

14. Revenue Recognition

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

15. Shipping and Handling Costs

Milestone Scientific includes shipping and handling costs in cost of goods sold. These costs are billed to customers at the time of shipment for domestic shipments. International shipments are FOB warehouse, therefore no costs are incurred by Milestone Scientific.

 16. Research and Development

Research and development costs, which consist principally of new product development costs payable to third parties, are expensed as incurred. Advance payments for the research are amortized to expense either as services are performed or over the relevant service period using the straight line method.

17. Income Taxes

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

18. Use of Estimates

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

19. Fair Value of Financial Instruments

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

20. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017. The FASB continues to release guidance clarifying certain aspects of the revenue guidance. We do not believe that this new accounting pronouncement will have a material impact on our financial statements.

In November 2015, the FASB issued guidance simplifying the balance sheet classification of deferred taxes. The new guidance requires that all deferred taxes be presented as noncurrent, rather than separated into current and noncurrent amounts. The guidance is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. In addition, the adoption of guidance can be applied either prospectively or retrospectively to all periods presented. The Company has adopted this pronouncement as of January 1, 2017, and applied retrospectively, for its provision for income taxes disclosure. The adoption did not have an impact on the presentation of the balance sheet, as the Company assigns a full valuation allowance to its net deferred tax asset.

In February 2016, the FASB issued a new standard Accounting Standards Update ("ASU ") No.2016-02, "Leases"(Topic 842). The new standard is intended to increase transparency and comparability among organizations to recognize lease assets and liabilities on the balance sheet and disclose key information about leasing arrangements. It will be effective for fiscal years beginning after December 15, 2018. Milestone Scientific is in the process of determining what impact, the adoption of this ASU will have on its financial position, results of operations and cash flows.

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

In March 2016, the FASB issued a new standard ASU No.2016-09, “Compensation – Stock Compensation” (Topic 718): The new standard is intended, under FASB’s Simplification Initiative, to address certain diversity of application within previous guidance. The new standard primarily addresses certain tax aspects in connection with the stock compensation held. It will be effective for fiscal years and interim periods, beginning after December 15, 2016. The Company has adopted the standard, effective January 1, 2017, and the adoption did not have a material effect on its financial reporting.

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

In October 2016, the FASB issued a new standard ASU No.2016-17, "Consolidation Interests Held through Related Parties That Are under Common Control"(Topic 810). The new standard provides guidance as to consideration of consolidation requirements of a primary beneficiary and variable interest entity that are part of related party group under common control. It will be effective for fiscal years and interim periods, beginning after December 15, 2016. Milestone Scientific has adopted the standard, effective January 1, 2017, which did not have an impact on its financial reporting.

In November 2016, the FASB issued a new standard ASU No.2016-18, “Statement of Cash Flows – Restricted Cash” (Topic 230). The new standard provides guidance as to address the diversity of treatment of restricted cash on the statement of cash flows. It will be effective for all entities for fiscal years and interim periods, beginning after December 15, 2017 and interim periods therein. Milestone Scientific does not expect the adoption of this ASU to have a material effect on its presentation within the statement of cash flows.

In January 2017, the FASB issued a new standard ASU No.2017-01, “Business Combinations” (Topic 805). The new standard provides guidance to clarify the definition of a ‘business’, and assist entities in evaluation whether a transaction should be accounted for as an acquisition/disposal of assets or a business. It will be effective for public entities for fiscal years and interim periods, beginning after December 15, 2017, with limited early application. Milestone Scientific is in the process of determining what impact, if any, the adoption of this ASU will have on its presentation within the statement of cash flows.

In May 2017, the FASB issued a new standard ASU No.2017-09, “Compensation – Stock Compensation” (Topic 718). The new standard provides guidance and clarity for modification to equity based compensation programs. It will be effective for all entities for fiscal years and interim periods, beginning after December 15, 2017. Milestone Scientific is in the process of determining what impact, if any, the adoption of this ASU will have on its presentation within the statement of cash flows.

NOTE - 3 Basic and Diluted Net INCOME (Loss) Per Common Share

Milestone Scientific presents "basic" earnings (loss) per common share applicable to common stockholders and, if applicable, "diluted" earnings (loss) per common share applicable to common stockholders pursuant to the provisions of Statement of Financial Accounting Standards ASC Topic 260. Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, warrants, and the conversion of debt were issued during the period.

Since Milestone Scientific had net losses for three months and six months ended June 30, 2017 and 2016, the assumed effects of the exercise of potentially dilutive outstanding stock options and warrants were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options and warrants totaled 3,364,840 and 1,976,677 at June 30, 2017 and 2016, respectively.

NOTE - 4 CONSOLIDATION OF VARIABLE INTEREST ENTITY

Milestone Education is a 50% owned subsidiary of Milestone Scientific which began operations in 2013 to provide training and education to dentists throughout the world. Milestone Scientific accounted for its investment in Milestone Education using the equity method of accounting through December 31, 2015. Approximately 81% of the revenue earned by Milestone Education is from services performed for Milestone Scientific as of June 30, 2017. As a result of this relationship, we determined that we had the power to direct the activities that most significantly impact Milestone Education's economic performance, and that it was  a VIE and would  be consolidated in the financial statements  of Milestone Scientific effective January 2016.

NOTE - 5 INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Advance Ocular Science SA

Advanced Ocular Sciences SA ("Advanced Ocular") is an entity organized to develop an instrument to deliver injections into the eyes. Advanced Ocular is a shell company as of June 30, 2017, Milestone Scientific owns 25% of this entity. During 2015, Milestone Scientific advanced $78,798 for marketing and strategy planning to Advanced Ocular and it, or its organizers, are obligated to repay this advance once a public offering of Advanced Ocular equity is approved and funded in Poland during 2016. No public offering was completed in Poland as of June 30, 2017. As a result, Milestone Scientific wrote-off the $78,798 advanced to Advanced Ocular as of December 31, 2016. Advance Ocular was not included in the condensed consolidated financial statements at June 30, 2017 as no further investment has been made by Milestone Scientific.

Milestone China Ltd.

In June 2014, Milestone Scientific invested $1 million in Milestone China Ltd. (“Milestone China”) by contributing 772 STA Instruments to Milestone China for a 40% ownership interest. Milestone Scientific recorded this investment under the equity method of accounting. Milestone Scientific recorded a loss on its investment in Milestone China of $0 and $164,837, as of June 30, 2017 and 2016, respectively. Milestone Scientific's investment in Milestone China was $0 as of June 30, 2017 and December 31, 2016, respectively. Milestone Scientific incurred cumulative losses on its investment in Milestone China of $1,654,477 and $1,124,350 as of June 30, 2017 and December 31, 2016, respectively, which have been suspended.

In June 2017, Milestone Scientific entered into an agreement for the sale of the Milestone China Shares to an unaffiliated United States domiciled purchaser and a 10-year option agreement to repurchase the Milestone China Shares. The purchase price for the Milestone China Shares was $1,400,000 of which $125,000 was paid in cash and $1,275,000 was paid by delivery of a non-interest bearing secured promissory note. The note is payable in quarterly installments of $125,000 until paid in full and is secured by the Milestone China Shares until full repayment.  In addition, pursuant to such note, the purchaser is precluded from selling all or substantially all of its assets prior to repayment of the note. The 10-year option agreement provides Milestone Scientific an option to repurchase the 40% equity interest at $1,400,000 within the first two years and at fair value (as defined in such agreement) for the remainder of the 10-year term. The transaction has been accounted for as a secured financing and Milestone Scientific will continue to account for its relationship with Milestone China under the equity method of accounting. A note receivable is presented on the Balance Sheet, along with a deferral from financing transaction ($1,400,000). The carrying value of the forty (40%) percent investment at the transaction date was zero. (See Note 5).

Milestone Scientific had $356,400 and $1,714,600 of related party sales of handpieces and instruments to Milestone China and Milestone China’s agent during the three and six months ended June 30, 2017. Milestone Scientific had $356,400 and $1,356,000 of related party sales of handpieces and instruments to Milestone China during the three and six months ended June 30, 2016, respectively. As of June 30, 2017 and December 31, 2016, Milestone Scientific recorded deferred revenues and deferred costs associated with sales to Milestone China of $356,400 and $181,116, and $1,001,800 and $620,041, respectively.  As of June 30, 2017 and December 31, 2016, Milestone China owed $356,400 and $2,714,600, respectively, to Milestone Scientific for handpieces and STA instruments which is included in related party accounts receivable on the condensed consolidated balance sheets.  Milestone China made payments in April 2017 to satisfy the outstanding instruments receivable from 2016 and therefore the deferred revenue of $1,001,800 at December 31, 2016 has been recorded in revenue for the six months ended June 30, 2017.

Milestone Scientific defers the total revenue and costs of goods sold when instruments and handpieces are shipped to Milestone China and Milestone China’s agent due to market conditions and Milestone China liquidity concerns. However, due to timing differences of when the inventory is sold to Milestone China and when Milestone China sells the acquired inventory to third parties, elimination of the intra-entity profit is required as of the balance sheet date. In accordance with ASC 323 Equity Method and Joint Ventures, Milestone Scientific has deferred the gross profit associated with inventory shipped to Milestone China that has not been sold to third parties. At June 30, 2017 and December 31, 2016, the deferred profit was $659,931 and $630,990, respectively, which is included in the condensed consolidated balance sheets. For the six months ended June 30, 2017 and 2016, the loss on equity investment was $28,941 and $222,719, respectively, which is included in the condensed consolidated statements of operation. For the three months ended June 30, 2017 and 2016, Milestone had a profit on equity investment of $15,460 and loss on equity investment $57,882, respectively, which is included in the condensed consolidated statements of operation.

The following table includes summarized financial information (unaudited) of Milestone China:

	June 30, 2017	December 31, 2016

Assets:
Current Assets	$9,940,116	$9,362,198
Non-Current Assets	2,841,127	2,467,547
Total Assets:	12,781,243	11,829,745

Liabilities:
Current Liabilities	12,110,291	9,900,611
Stockholders' equity	670,952	1,929,134
Total liabilities and stockholders’ equity	$12,781,243	$11,829,745

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net Sales	$322,226	$57,102	$1,165,552	$329,322
Cost of Goods Sold	422,789	74,464	889,204	283,864
Gross Profit	(100,563)	(17,362)	276,348	45,458
Other Expenses	(643,570)	(263,540)	(1,601,666)	(643,313)
Net Losses	$(744,133)	$(280,902)	$(1,325,318)	$(597,855)

 NOTE – 6 Stock Option Plans

Milestone Scientific recognizes compensation expense on a straight line basis over the requisite service period and in the case of performance based options over the period of the expected performance. For the three and six months ended June 30, 2017 Milestone Scientific recognized $110,305 and $244,115 of total employee stock based compensation cost, respectively. For the three and six months ended June 30, 2016, Milestone Scientific recognized $133,330 and $266,601 of total employee stock based compensation cost, respectively. As of June 30, 2017 and 2016, there was $619,173 and $884,183 of total unrecognized compensation cost related to nonvested options, respectively, which Milestone Scientific expects to recognize these cost over a weighted average period of 2.5 years and 2.74 years as of June 30, 2017 and 2016, respectively.

A summary of option activity for employees under the plans and changes during the six month ended June 30, 2017, is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2017	1,511,995	1.74	2.97	17,921
Granted	211,179	1.64	4.52
Exercised during 2017	(83,333)	0.75
Forfeited or expired
Options outstanding June 30, 2017	1,639,841	1.87	2.89
Exercisable, June 30, 2017	1,130,958	1.88	2.46

A summary of option activity for non-employees under the plans as of June 30, 2017 and changes during the six month ended is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2017	224,999	2.53	5.32	-
Granted	-
Exercised during 2017	-
Forfeited or expired	-
Options outstanding June 30, 2017	224,999	2.53	4.82	-
Exercisable, June 30, 2017	10,183	2.33	3.86	-

The fair value of the non-employee options was estimated on the date of grant using the Black Scholes option-pricing model at the date of grant. In accordance with the provisions of FASB ASC 505, Milestone Scientific re-measures the value of the grant at each presentation date unless there is a significant disincentive for non-performance or until performance has been. For the three and six months ended June 30, 2017, Milestone Scientific recognized expense of $10,835 and income $6,257, respectively related to non-employee options. For the three and six months ended June 30, 2016, Milestone Scientific recognized expense of $8,421 and $9,596 respectively related to non-employee options.

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

NOTE – 8 ADVANCES ON CONTRACTS

The advances on contracts represent funding of future STA inventory purchases. The balance of the advances as of June 30, 2017 and December 31, 2016 is $851,504 and $700,900, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

NOTE – 9 INCOME TAXES

Due to Milestone Scientific's history of operating losses, a full valuation allowances has been provided for all of Milestone Scientific's deferred tax assets at June 30, 2017 and December 31, 2016, no recognition was given to the utilization of the remaining net operating loss carryforwards in each of these periods.

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

As of June 30, 2017 and December 31, 2016, state tax liability was approximately $11,865 and $63,000, respectively. Such expense was recognized in the accompanying condensed consolidated financial statements.

NOTE – 10 SIGNIFICANT CONCENTRATIONS & GEOGRAPHICAL INFORMATION

Milestone Scientific’s consolidated dental sales by product and by geographical region are as follows:

	Three months Ended June 30,		Six months Ended June 30,
	2017	2016	2017	2016
DOMESTIC
Instruments	$219,648	$190,504	$405,293	$852,149
Handpieces	1,182,985	695,761	2,693,471	1,753,685
Other	21,509	20,652	40,449	34,126
Total Domestic	$1,424,142	$906,917	$3,139,213	$2,639,960
INTERNATIONAL
Instruments	$353,805	$535,335	$1,712,475	$1,559,050
Handpieces	718,837	882,135	1,302,186	1,537,124
Other	26,966	47,323	58,864	100,062
Total International	$1,099,608	$1,464,793	$3,073,525	$3,196,236
DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$1,424,142	$906,917	$3,139,213	$2,639,960
International	$1,099,608	$1,464,793	$3,073,525	$3,196,236
Total Product Sales	$2,523,750	$2,371,710	$6,212,738	$5,836,196

Milestone Scientific has informal arrangements with a third party manufacturer of the STA, CompuDent® and CompuMed® instruments,  pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. In March 2016, Milestone Scientific entered into a purchase commitment for delivery of 3,000 instruments. There are 200 instruments remaining on this purchase order as of June 30, 2017. An advance of an aggregate of $85,480 remained at June 30, 2017. In January 2017, Milestone Scientific entered into a purchase commitment for the delivery of 2,000 instruments beginning in the 4th quarter of 2017. An advance of $717,938 was recorded at June 30, 2017. Consequently, advances on contracts have been classified as current at June 30, 2017 and December 31, 2016.

For the three months ended June 30, 2017, an aggregate of approximately 69% of Milestone Scientific's net product sales were to two customers/ distributors (one of which was a related party), 55%, and 14%, respectively. For the six months ended June 30, 2017, an aggregate of approximately 75% of Milestone Scientific's net product sales were to two customers/distributors (one of which was a related party), 53%, and 22%, respectively. Accounts receivable for the two major customers/distributors amounted to an aggregate of approximately $1,345,021, or 75% of Milestone Scientific's accounts receivable for six months ended June 30, 2017. For the three months ended June 30, 2016, an aggregate of 61% of Milestone Scientific's net product sales were to two customers/distributors (one of which was a related party), 44%,  and 17%, respectively. For the six months ended June 30, 2016, an aggregate of approximately 72% of Milestone Scientific's net product sales were to three customers/distributors (one of which was a related party), 38%, 22%, and 12%, respectively.

.

NOTE – 11 RELATED PARTIES

Milestone Scientific has a manufacturing agreement with one of its principal manufacturers of its handpieces, which is a related party, pursuant to which it manufactures products under specific purchase orders, but without minimum purchase commitments. Purchases from this manufacturer $584,792 and $1,037,144 for the three and six months ended June 30, 2017, respectively. Purchases of handpieces from this manufacturer were $485,167 and $1,121,226 for the three and six months ended June 30, 2016, respectively. Milestone Scientific Inc. owed $381,432 and $687,522 to this manufacturer as of June 30, 2017 and December 31, 2016, respectively.

Milestone Scientific had $356,400 and $1,714,600 of related party sales of handpieces and instruments to Milestone China and Milestone China’s agent during the three and six months ended June 30, 2017. Milestone Scientific had $356,400 and $1,356,000 of related party sales of handpieces and instruments to Milestone China during the three and six months ended June 30, 2016, respectively. As of June 30, 2017 and December 31, 2016, Milestone Scientific recorded deferred revenues and deferred costs associated with sales to Milestone China of $356,400 and $181,116, and $1,001,800 and $620,041, respectively.  As of June 30, 2017 and December 31, 2016, Milestone China owed $356,400 and $2,714,600, respectively, to Milestone Scientific for handpieces and STA instruments which is included in related party accounts receivable on the condensed consolidated balance sheets.  Milestone China made payments in April 2017 to satisfy the outstanding instruments receivable from 2016 and therefore the deferred revenue of $1,001,800 at December 31, 2016 has been recorded in revenue for the six months ended June 30, 2017.

Milestone Scientific defers the total revenue and costs of goods sold when instruments and handpieces are shipped to Milestone China and Milestone China’s agent due to market conditions and Milestone China liquidity concerns. However, due to timing differences of when the inventory is sold to Milestone China and when Milestone China sells the acquired inventory to third parties, elimination of the intra-entity profit is required as of the balance sheet date. In accordance with ASC 323 Equity Method and Joint Ventures, Milestone Scientific has deferred the gross profit associated with inventory shipped to Milestone China that has not been sold to third parties. At June 30, 2017 and December 31, 2016, the deferred profit was $659,931 and $630,990, respectively, which is included in the condensed consolidated balance sheets. For the six months ended June 30, 2017 and 2016, the loss on equity investment was $28,941 and $222,719, respectively, which is included in the condensed consolidated statements of operation. For the three months ended June 30, 2017 and 2016, Milestone had a profit on equity investment of $15,460 and loss on equity investment $57,882, respectively, which is included in the condensed consolidated statements of operations.

In August 2016, a stockholder of Milestone Scientific entered a three-year agreement with Milestone Scientific to provide financial and business strategic services. Expenses recognized on this agreement were $25,000 and $50,000 for the three and six months ended June 30, 2017, respectively. Expenses recognized on this agreement were $35,000 and $70,000 for the three and six months ended June 30, 2016, respectively.

In January 2017, Milestone Scientific entered into a 12 month agreement with Innovest S.p.A. to provide consulting services. This agreement will renew for successive 12 month terms unless terminated by Innovest S.p.A or Milestone Scientific. Expenses recognized on this agreement were $20,000 and $40,000 for the three and six months ended June 30, 2017, respectively.

NOTE – 12 COMMITMENTS AND OTHER

(1) Lease Commitments

The headquarters for Milestone Scientific is located at 220 South Orange Ave, Livingston, New Jersey. Milestone Scientific leases approximately 7,625 square feet of office space. The lease term expires January 31, 2020 and provides for a monthly lease payment of $12,522. Additionally, Milestone Scientific has other smaller insignificant leases ending through 2017. Further, a third party distribution and logistics center in Pennsylvania handles shipping and order fulfillment on a month-to-month basis. For the three and six months ended June 30, 2017, rent expense amounted to $34,833, and $69,349 respectively. For the three and six months ended June 30, 2016 rent expense amounted to $34,749, and $69,987, respectively.

(2)  Other Commitments

Milestone Scientific's employment agreement (the “2009 Agreement”) with Leonard Osser, its former Chief Executive Officer, provides for payments of $203,111 per year for five years to the executive or as he directs such payments, to a third party, to fund his acquisition of, or contribution to, an annuity, pension, or deferred distribution plan; or for an investment for the benefit of the executive and his family. Milestone Scientific expensed approximately $51,000 and $102,000 for the three and six months ended June 30, 2017, and 2016 respectively to fund this obligation. In July 2017, Milestone Scientific entered into a new employment agreement with Mr. Osser, which superseded the 2009 Agreement pursuant to which he stepped down from his position as Chief Executive Officer and became Managing Director – China Operations (See Note 13).  Pursuant to the new agreement, Milestone Scientific agreed to fund the last installment of $203,111 in January 2018 as provided for in the 2009 Agreement.

The technology underlying the SafetyWand® and CompuFlo®, and an improvement to the controls for CompuDent® were developed by the Director of Clinical Affairs and assigned to Milestone Scientific. Milestone Scientific purchased this technology pursuant to an agreement dated January 1, 2005. The Director of Clinical Affairs will receive additional payments of 2.5% of the total sales of products using certain of these technologies, and 5% of the total sales of products using certain other of the technologies until the expiration of the last patent. The Director of Clinical Affairs was granted, pursuant to the agreement, an option to purchase, at fair market value on the date of the grant 8,333 shares of common stock upon the issuance of each additional patent relating to these technologies. If products produced by third parties use any of these technologies (under license from us) then the Director of Clinical Affairs will receive the corresponding percentage of the consideration received by Milestone Scientific for such sale or license.

The Director of Clinical Affairs’ royalty fee was $123,764 and $305,672 for the three and six months ended June 30, 2017, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of $68,751 and $137,502 for the three and six months ended June 30, 2017, and 2016 respectively. The Director of Clinical Affairs’ royalty fee was $110,764 and $300,643 for the three and six months ended June 30, 2016, respectively.

In May 2017 Milestone Scientific entered an agreement with Innovest a stockholder of Milestone Scientific to provide consulting services. Expenses recognized on this agreement were $20,000 and $40,000 for the three and six months ended June 30, 2017, respectively.

Note 13- Subsequent Events

On July 10, 2017 (the “Effective Date”), Milestone Scientific entered into a three-year employment agreement with Daniel Goldberger to serve as President and Chief Executive Officer of Milestone Scientific. Under the agreement, Mr. Goldberger will receive base compensation of $300,000 per annum and may additionally earn annual bonuses of up to an aggregate of $400,000, payable one half in cash and one half in Milestone Scientific common stock (“Bonus Shares”) contingent upon achieving performance benchmarks periodically set for each year by the compensation committee of the Board. In addition to any such shares of common stock, Mr. Goldberger is entitled to receive stock options (“Bonus Options”) to acquire twice the number of any Bonus Shares earned, pursuant to a non-qualified stock option grant agreement under Milestone Scientific’s then existing equity compensation plan. The Bonus Options shall have a five-year term and shall vest in equal annual installments on each of the first, second and third anniversary of the grant date, subject to continued employment on such vesting date and accelerated vesting upon the occurrence of certain events. The exercise price of the Bonus Options will be based on the fair market value of per share of common stock, on the date of grant (or 110% of such value if at the time of grant Mr. Goldberger beneficially own ten (10%) or more of the common stock).

In addition, on the Effective Date, Milestone Scientific granted to Mr. Goldberger non-qualified stock options to purchase 921,942 shares of common stock at an exercise price of $2.00 per share. Those options have a five-year term and shall vest in equal annual installments on each of the first, second and third anniversaries of the grant date, subject to his continued employment on the vesting date and accelerated vesting upon the occurrence of certain events.

On the Effective Date, Milestone Scientific entered into a ten-year new employment agreement with Mr. Osser, who previously served as President and Chief Executive Officer. This new agreement provides for annual compensation of $300,000 consisting of $100,000 in cash and $200,000 in the Company’s common stock valued at the average closing price of the Company’s common stock on the NYSE or such other market or exchange on which its shares are then traded during the first fifteen (15) trading days of the last full calendar month of each year during the Employment Term. This agreement supersedes all prior employment agreements between Mr. Osser and Milestone Scientific. If the Milestone Scientific terminates Mr. Osser’s employment hereunder “Without Cause,” other than due to his death or disability, or if Mr. Osser terminates his employment for “Good Reason” (both as defined in the agreement), Mr. Osser is entitled to be paid in one lump sum payment as soon as practicable following such termination: an amount equal to the aggregate present value (as determined in accordance with Section 280G(d)(4) of the Code) of all compensation pursuant to this agreement from the effective date of termination hereunder through the remainder of the Employment Term.

 On the Effective Date, Mr. Osser also resigned from his positions of Chairman of the Board, Chief Executive Office and President of Milestone Medical. Upon his resignation, Milestone Medical entered in a consulting agreement with U.S. Asian Consulting Group LLC, an entity controlled by Mr. Osser, pursuant to which he will provide specific services to Milestone Medical for a ten- year term. Pursuant to the consulting agreement, U.S. Asian Consulting Group, LLC, is entitled to receive $100,000 per year for Mr. Osser's services.

On July 13, 2017 (the “Closing Date”), Milestone Scientific consummated an Asset Purchase Agreement (the “Agreement”) with APAD Octrooi B.V. and APAD B.V. (each, a “Seller”, and collectively, the “Sellers”) pursuant to which Milestone Scientific acquired certain patent rights and other intellectual property rights related to the Sellers’ computer controlled injection instrument (the “Purchased Assets”). Entry into the Agreement was previously disclosed by Milestone Scientific in a Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2017. On the Closing Date, Milestone Scientific issued to the Sellers an aggregate of 1,646,358 shares of its common stock, valued at $2,486,000 for the Purchased Assets which shares are subject to certain post-closing upward or downward adjustments. No registration rights have been granted with respect to these shares of common stock. The issuance of these shares of stock is exempt from registration under the Securities Act of 1933, as amended (the “Act”), as each of the Sellers is an accredited investor (as defined in Rule 501(a) of Regulation D, as promulgated under the Act), and has agreed to hold such shares for investment and without a view to distribution.

On July 7, 2017, Milestone Scientific's compensation committee approved the issuance of 400,000 stock options to Gian Domenico Trombetta, CEO of Wand Dental and a Director of Milestone Scientific (250,000 option at $2.55 per share to be issued on July 7, 2017 and 150,000 options at the higher of $2.55 or the market price of the stock on the date of the 2018 Annual Stockholder meeting, subject to approval of a new or amended equity incentive plan at such meeting.)

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

OVERVIEW

Our common stock was listed on the NYSE MKT on June 1, 2015 and trades under the symbol “MLSS”. We have developed a proprietary, computer-controlled anesthetic delivery instrument, through the use of The Wand®, a single use disposable handpiece. The instrument is marketed in dentistry under the trademark CompuDent®, and STA Single Tooth Anesthesia System® and in medicine under the trademark CompuMed®. CompuDent® is suitable for all dental procedures that require local anesthetic. CompuMed® is suitable for many medical procedures regularly performed in plastic surgery, hair restoration surgery, podiatry, colorectal surgery, dermatology, orthopedics and a number of other disciplines. The dental instruments are sold in the United States and in over 47 countries abroad. There have been no medical instruments sold in the United States and limited amounts sold internationally as of the reporting date. Certain of our medical instruments have obtained European CE mark approval and can be marketed and sold in most European countries. In June 2017, the FDA approved our 510(k) application for marketing clearance in the United States of our CompuFlo® Epidural Computer Controlled Anesthesia System.  We are in the process of introductory meetings with medical device distributors within the United States and foreign markets. Our focus will be on marketing The Wand® and the CompuFlo® Epidural Computer Controlled Anesthesia System throughout the world. Our products are manufactured by a third-party contract manufacturer.

In 2017, we remained focused on advancing efforts to achieve our three primary objectives; those being:

●	Obtaining the 510(k) marketing clearance with the FDA for the intra articular instruments and identify distributors in the USA for the Epidural instruments, now that FDA clearance has been received.

●	Enhancing our global reach by partnering with distribution companies in the medical sector; and

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

Global Distribution Network

United States and Canadian Market

Beginning January 1, 2016, Milestone Scientific entered into a non-exclusive distribution agreement with Henry Schein, Inc. (“Henry Schein”). In June 2016, that agreement was replaced with an exclusive distribution arrangement for our dental products for the United States and Canada with Henry Schein. Under this arrangement we, for the first time, have a semi-dedicated independent sales force visiting dentists. We believe that this arrangement will be more effective than previous arrangements which primarily relied upon appearances at dental shows and catalog sales.

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

Henry Schein also plans to train an additional two to three dedicated customer service representatives to support dentists across North America through its exclusive product sales customer call center, as business volume increases.

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

In June 2014, Milestone Scientific invested $1 million in Milestone China Ltd. (“Milestone China”) by contributing 772 STA Instruments to Milestone China for a 40% ownership interest. Milestone Scientific recorded this investment under the equity method of accounting. Milestone Scientific recorded a loss on its investment in Milestone China of $0 and $164,837, as of June 30, 2017 and 2016, respectively. Milestone Scientific's investment in Milestone China was $0 as of June 30, 2017 and December 31, 2016, respectively. Milestone Scientific incurred cumulative losses on its investment in Milestone China of $1,654,477 and $1,124,350 as of June 30, 2017 and December 31, 2016, respectively, which have been suspended.

In June 2017, Milestone Scientific entered into an agreement for the sale of its interest in Milestone China (a forty (40%) percent interest) (the “Milestone China Shares”) to an unaffiliated United States domiciled purchaser and a 10-year option agreement to repurchase the Milestone China Shares. The purchase price for the Milestone China Shares was $1,400,000 of which $125,000 was paid in cash and $1,275,000 was paid by delivery of a non-interest bearing secured promissory note. The note is payable in quarterly installments of $125,000 until paid in full and is secured by the Milestone China Shares until full repayment.  In addition, pursuant to such note, the purchaser is precluded from selling all or substantially all of its assets prior to repayment of the note. The 10-year option agreement provides Milestone Scientific an option to repurchase the 40% equity interest at $1,400,000 within the first two years and at fair value (as defined in such agreement) for the remainder of the 10-year term. The transaction has been accounted for as a secured financing and Milestone Scientific will continue to account for its relationship with Milestone China under the equity method of accounting. A note receivable is presented on the Balance Sheet, along with a deferral from financing transaction ($1,400,000). The carrying value of the forty (40%) percent investment at the transaction date was zero. (See Note 5).

The sale of the Milestone China Shares allows Milestone Scientific to continue to expand in the China market by supplying Milestone China with the STA Single Tooth Anesthesia System® and related hand pieces while eliminating the burden on Milestone Scientific's management as a 40% minority owner.  Milestone Scientific believes that the sale will provide Milestone China with a new partner that may accelerate its penetration of the China market.

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

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by product category, and the percentage of product sales (net) by each product category:

	Three months Ended June 30,				Six months Ended June 30,
	2017		2016		2017		2016
DOMESTIC
Instruments	$219,648	15.4%	$190,504	21.0%	$405,293	12.9%	$852,149	32.3%
Handpieces	1,182,985	83.1%	695,761	76.7%	$2,693,471	85.8%	1,753,685	66.4%
Other	21,509	1.5%	20,652	2.3%	$40,449	1.3%	34,126	1.3%
Total Domestic	$1,424,142	100.0%	$906,917	100.0%	$3,139,213	100.0%	$2,639,960	100.0%
INTERNATIONAL
Instruments	$353,805	32.2%	$535,335	36.5%	$1,712,475	55.7%	$1,559,050	48.8%
Handpieces	718,837	65.4%	882,135	60.2%	$1,302,186	42.4%	1,537,124	48.1%
Other	26,966	2.5%	47,323	3.2%	$58,864	1.9%	100,062	3.1%
Total International	$1,099,608	100.0%	$1,464,793	100.0%	$3,073,525	100.0%	$3,196,236	100.0%
DOMESTIC/INTERNATIONAL ANALYSIS
Domestic	$1,424,142	56.4%	$906,917	38.2%	$3,139,213	50.5%	$2,639,960	45.2%
International	$1,099,608	43.6%	$1,464,793	61.8%	$3,073,525	49.5%	$3,196,236	54.8%
Total Product Sales	$2,523,750	100.0%	$2,371,710	100.0%	$6,212,738	100.0%	$5,836,196	100.0%

Milestone Scientific earned gross profit of approximately $1.7 million and $3.9 million in the three and six months ended June 30, 2017. Milestone Scientific earned gross profit of approximately $1.6 million and $3.7 million in the three and six months ended June 30, 2016. However, the revenues and related gross profits have not been sufficient to support overhead, new product introduction and research and development expenses. At June 30, 2017, Milestone Scientific has sufficient cash reserves to meet all of its anticipated obligations for at least the next twelve months. Although Milestone Scientific anticipates expending funds for research and development in 2017, these amounts will vary based on the operating results for each quarter.

In 2017, Milestone Scientific plans to support increased sales and marketing activity through our current distributors and through newly appointed distributors of the STA instruments and handpieces in the international market. In the United States and Canada, Milestone Scientific will continue the utilization of independent hygienists for training individual practitioners and group practices domestically, refined and directed advertising to dental professionals, continue to develop Key Opinion Leaders (KOL) and support and broaden our global distribution network. Additionally with the recent FDA marketing clearance for the epidural instrument, Milestone Scientific is initiating marketing and sales efforts in the US to establish medical sector distributors for the sale of this instrument. Milestone Scientific expects this medical instrument marketing clearance to generate revenues in the future.

Results of Operations

The following table sets forth for the consolidated results of operations for the three and six months ended June 30, 2017, respectively, as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results:

	Three months Ended June 30,				Six months Ended June 30,
	2017		2016		2017		2016
Revenue
Product sales, net	$ 2,523,750	100%	$ 2,371,710	100%	$ 6,212,738	100%	$ 5,836,196	100%
Cost of products sold	873,586	35%	789,801	33%	2,275,871	37%	2,157,990	37%
Gross profit	1,650,164	65%	1,581,909	67%	3,936,867	63%	3,678,206	63%
Selling, general and administrative expenses	3,082,534	122%	3,290,998	139%	5,790,161	93%	6,292,109	108%
Research and development expenses	120,065	5%	309,335	13%	225,080	4%	452,780	8%
Total operating expenses	3,202,599	127%	3,600,333	152%	6,015,241	97%	6,744,889	116%
Loss from operations	(1,552,435)	(62)%	(2,018,424)	(85)%	(2,078,374)	(33)%	(3,066,683)	(53)%
Other (expenses)	(1,024)	(0)%	(1,004)	(0)%	(1,763)	(0)%	(1,936)	(0)%
Interest expense	2,154	0%	-	0%	2,442	0%	-	0%
Loss before provision for income tax and equity in net earnings of equity investments	(1,551,305)	(61)%	(2,019,428)	(85)%	(2,077,695)	(33)%	(3,068,619)	(53)%
Provision for income tax	(4,664)	(0)%	(16,791)	(1)%	(11,865)	(0)%	(63,624)	(1)%
Loss before equity in net earnings of equity investments	(1,555,969)	(62)%	(2,036,219)	(86)%	(2,089,560)	(34)%	(3,132,243)	(54)%
Earning or loss on equity investment in China Joint Venture	15,460	(1)%	(57,882)	(2)%	(28,941)	(0)%	(222,719)	(4)%
Earning or Loss on equity investments	15,460	(1)%	(57,882)	(2)%	(28,941)	(0)%	(222,719)	(4)%
Net Loss	(1,540,509)	(61)%	(2,094,101)	(88)%	(2,118,501)	(34)%	(3,354,962)	(57)%
Net loss attributable to noncontrolling interests	(61,684)	(2)%	(507,262)	(21)%	(134,808)	(2)%	(976,308)	(17)%
Net loss attributable to Milestone Scientific Inc.	$ (1,478,825)	(59)%	$ (1,586,839)	(67)%	$ (1,983,693)	(32)%	$ (2,378,654)	(41)%

The three months ended June 30, 2017 compared to the three months ended June 30, 2016

Total revenues for the three months ended June 30, 2017 and 2016, dental revenues, were approximately $2.5 million and $2.4 million, respectively. Total revenues increased by approximately 6% which was principally related to the increase in domestic sales of approximately $517,000 in 2017. International sales in 2017 decreased by approximately $365,000 over the same period in 2016 due to a reduction in shipments of handpieces to Milestone China. The decrease in Milestone China revenue is due to Milestone China working through its current inventories and adjusting its business model.  However, we believe that the June 2016 exclusive distribution agreement with Henry Schein will continue to lead to increased domestic sales in 2017 as the product and sales force training has been substantially completed as of June 30, 2017.

Gross margin for the three months ended June 30, 2017 was 65%, which decreased from 67% for the three months ended June 30, 2016. This decrease in gross margin is due to a special price reduction given to a distributors in a key market for instruments in an effort to stimulate growth in the 2017 sales volume.

Selling, general and administrative expenses for the three months ended June 30, 2017 and 2016 were approximately $3.1 million versus $3.3 million in the 2016 period. The decrease of approximately $208,000 is predominantly due to the reduction in selling, general and administrative expenses resulting from the completion of the clinical studies relating to Milestone Medical's epidural and intra articular instruments in 2016.

Research and development expenses for the three months ended June 30, 2017 and 2016 were approximately $120,000 and $309,000, respectively. The decrease is due to the phasing out of additional development cost associated with epidural and intraarticular instruments.

The loss from operations for the three months ended June 30, 2017 and 2016 was approximately $1.6 million and $2 million, respectively, a decrease of approximately $466,000. This decrease is primarily attributable to the completion of the clinical studies relating to Milestone Medical's epidural and intra articular instruments in 2017.

The gain and loss on earnings from the China Joint Venture was approximately $16,000 and $58,000 for the three months ended June 30, 2017 and 2016, respectively, an increase of approximately127% or $74,000.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Total revenues for the six months ended June 30, 2017 and 2016, principally dental revenues, were approximately $6.2 million and $5.8 million, respectively. Total revenues increased by approximately 6% which was principally related to increased handpiece sales in the United States domestic sales by approximately $500,000 in 2017 to 2016. International sales in 2017 decreased by approximately $123,000 over the same period in 2016 due to a reduction in shipments to Milestone China. The reductions in shipments to Milestone China is due to Milestone China working through inventory purchases from late 2016. However, we believe that the June 2016 exclusive distribution agreement with Henry Schein will continue to increase domestic sales in 2017 as the product and sales force training has been substantially completed as of June 30, 2017.

Gross margin for the six months ended June 30, 2017 and 2016 was 63%, respectively. Although the gross margin percentage remained at 63%, gross profit dollars in 2017 increased to approximately $3.9 million from approximately $3.7 million in 2016, or by approximately $258,000 over the same period year over year.

Selling, general and administrative expenses for the six months ended June 30, 2017 and 2016 were approximately $5.8 million versus $6.3 million in the 2016 period. The decrease of approximately $502,000 is predominantly due to the reduction in selling, general and administrative expenses resulting from the completion of the clinical studies relating to Milestone Medical's epidural and intra articular instruments in 2017.

Research and development expenses for the six months ended June 30, 2017 and 2016 were approximately $225,000 and $453,000, respectively. The decrease is due to reduction in development cost associated with epidural and intra articular instruments.

The loss from operations for the six months ended June 30, 2017 and 2016 was approximately $2.1 million and $3.1 million, respectively, a decrease of approximately $1.0 million. This decrease is primarily attributable to the completion of the clinical studies and reduced research and development expenses relating to our epidural and intra articular instruments in 2017 and increase in revenue and the related gross profit.

The loss on earnings from the China Joint Venture was approximately $29,000 and $223,000 for the six months ended June 30, 2017, and 2016 respectively, a decrease of approximately 87% or $194,000.  The decrease is due to Milestone China working through its current inventories and adjusting its business model.

Liquidity and Capital Resources

At June 30, 2017, Milestone Scientific had cash and cash equivalents of approximately $2.9 million, total current assets of approximately $11.5 million and working capital of approximately $7.5 million. We believe that our cash on hand, accounts receivable and the anticipated revenues from the dental business will be sufficient to fund our business operations for at least the next 12 months from the filing date of this Form 10-Q.

Milestone Scientific continues to take positive steps to maintain adequate inventory levels and advances on contracts to maintain available inventory to meet our domestic and international sales requirements. For the six months ended June 30, 2017 and 2016, our net cash used in operating activities was approximately $1.0 million and $3.0 million, respectively, which represents a decrease of approximately $2.0 million year over year.

Milestone Scientific has incurred annual operating losses and negative cash flows from operating activities since its inception, except for the year ended December 31, 2013. Milestone Scientific is actively pursuing the generation of positive cash flows from operating activities through increases in revenues based upon management's assessment of present contracts, and current negotiations and reductions in operating expenses. Milestone Scientific believes that the FDA clearance of its 510(k) application with respect to the CompuFlo® Epidural Computer Controlled Anesthesia will provide Milestone Scientific with the opportunity to enter the US medical device market and generate revenues in the future. Milestone Scientific believes that it has sufficient inventory of the epidural instruments to satisfy the near term marketing opportunities.

Our condensed consolidated balance sheets included in this Report reflects a decrease of approximately $1.8 million in current assets from December 31, 2016 to June 30, 2017. This decrease in current assets was primarily due to a reduction in cash, accounts receivable from related party, deferred cost, other receivables and inventory of approximately $3.5 million. This was offset by an increase in accounts receivable, advances on contracts, note receivable and prepaid expenses and other current assets of an aggregate of approximately $1.7 million.

Current liabilities decrease by approximately $1.6 million, from approximately $5.6 million to approximately $4 million. The decrease is primarily due to a decrease in accounts payable of approximately $355,000, accounts payable related party of approximately $854,000, deferred revenue approximately $645,000 offset by an increase in deferred profit China of approximately $30,000, and an increase in accrued expenses of approximately $216,000.

Subsequent Events

On July 10, 2017 (the “Effective Date”), Milestone Scientific entered into a three-year employment agreement with Daniel Goldberger to serve as President and Chief Executive Officer of Milestone Scientific. Under the agreement, Mr. Goldberger will receive base compensation of $300,000 per annum and may additionally earn annual bonuses of up to an aggregate of $400,000, payable one half in cash and one half in Milestone Scientific common stock (“Bonus Shares”) contingent upon achieving performance benchmarks periodically set for each year by the compensation committee of the Board. In addition to any such shares of common stock, Mr. Goldberger is entitled to  receive stock options (“Bonus Options”) to acquire twice the number of any Bonus Shares earned, pursuant to a non-qualified stock option grant agreement under Milestone Scientific’s then existing equity compensation plan. The Bonus Options shall have a five-year term and shall vest in equal annual installments on each of the first, second and third anniversary of the grant date, subject to continued employment on such vesting date and accelerated vesting upon the occurrence of certain events. The exercise price of the Bonus Options will be based on the fair market value of per share of common stock, on the date of grant (or 110% of such value if at the time of grant Mr. Goldberger beneficially own ten (10%) or more of the common stock).

In addition, on the Effective Date, Milestone Scientific granted to Mr. Goldberger non-qualified stock options to purchase 921,942 shares of common stock at an exercise price of $2.00 per share. Those options have a five-year term and shall vest in equal annual installments on each of the first, second and third anniversaries of the grant date, subject to his continued employment on the vesting date and accelerated vesting upon the occurrence of certain events.

On the Effective Date, Milestone Scientific entered into a ten-year new employment agreement with Mr. Osser, who previously served as President and Chief Executive Officer. This new agreement provides for annual compensation of $300,000 consisting of $100,000 in cash and $200,000 in the Company’s common stock valued at the average closing price of the Company’s common stock on the NYSE or such other market or exchange on which its shares are then traded during the first fifteen (15) trading days of the last full calendar month of each year during the Employment Term. This agreement supersedes all prior employment agreements between Mr. Osser and Milestone Scientific. If the Milestone Scientific terminates Mr. Osser’s employment hereunder “Without Cause,” other than due to his death or disability, or if Mr. Osser terminates his employment for “Good Reason” (both as defined in the agreement), Mr. Osser is entitled to be paid in one lump sum payment as soon as practicable following such termination: an amount equal to the aggregate present value (as determined in accordance with Section 280G(d)(4) of the Code) of all compensation pursuant to this agreement from the effective date of termination hereunder through the remainder of the Employment Term.

On the Effective Date, Mr. Osser also resigned from his positions of Chairman of the Board, Chief Executive Office and President of Milestone Medical. Upon his resignation, Milestone Medical entered in a consulting agreement with U.S. Asian Consulting Group LLC, an entity controlled by Mr. Osser, pursuant to which he will provide specific services to Milestone Medical for a ten- year term. Pursuant to the consulting agreement, U.S. Asian Consulting Group, LLC, is entitled to receive $100,000 per year for Mr. Osser's services.

On July 13, 2017 (the “Closing Date”), Milestone Scientific consummated an Asset Purchase Agreement (the “Agreement”) with APAD Octrooi B.V. and APAD B.V. (each, a “Seller”, and collectively, the “Sellers”) pursuant to which Milestone Scientific acquired certain patent rights and other intellectual property rights related to the Sellers’ computer controlled injection instrument (the “Purchased Assets”). Entry into the Agreement was previously disclosed by Milestone Scientific in a Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2017. On the Closing Date, Milestone Scientific issued to the Sellers an aggregate of 1,646,358 shares of its common stock, valued at $2,486,000 for the Purchased Assets which shares are subject to certain post-closing upward or downward adjustments. No registration rights have been granted with respect to these shares of common stock. The issuance of these shares of stock is exempt from registration under the Securities Act of 1933, as amended (the “Act”), as each of the Sellers is an accredited investor (as defined in Rule 501(a) of Regulation D, as promulgated under the Act), and has agreed to hold such shares for investment and without a view to distribution.

On July 7, 2017, Milestone Scientific's compensation committee approved the issuance of 400,000 stock options to Gian Domenico Trombetta, CEO of Wand Dental and a Director of Milestone Scientific (250,000 option at $2.55 per share to be issued on July 7, 2017 and 150,000 options at the higher of $2.55 or the market price of the stock on the date of the 2018 Annual Stockholder meeting, subject to approval of a new or amended equity incentive plan at such meeting.)

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Milestone Scientific is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information required by this item.

Item 4.     Controls and Procedures

Milestone Scientific’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of Milestone Scientific’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, Milestone Scientific’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of June 30, 2017 are effective to ensure that information required to be disclosed in the reports Milestone Scientific files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Milestone Scientific's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in Milestone Scientific’s internal control over financial reporting identified in connection with the evaluation that occurred during Milestone Scientific’s last fiscal quarter ended June 30, 2017 that have materially affected, or that are reasonably likely to materially affect, Milestone Scientific’s internal controls over financial reporting.

 PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In the quarter ended June 30, 2017, Milestone Scientific issued a total of 350,015 shares of its common stock as follows:

●	120,000 shares to the Board of Directors with a total value of $159,480;
●	10,913 shares to an employee for compensation with a total value of $15,000; and
●	an aggregate of 221,102 shares to consultants for services rendered with a total value of $378,530.

 In addition, as of July 13, 2017, pursuant to the Asset Purchase Agreement with APAD Octrooi B.V. and APAD B.V. (collectively, the “Sellers”), Milestone Scientific issued an aggregate of 1,646,358 shares of its common stock to the Sellers in consideration for certain patent rights and other intellectual property rights related to the Sellers’ computer controlled injection instrument.

The foregoing shares were issued in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Sections 4(a)(2) and/or 4(a)(5) thereunder. A legend restricting resale, transfer, or other disposition of these shares other than in compliance with the Act was imprinted on the stock certificates evidencing such shares.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Final Form of Asset Purchase Agreement, dated June 2, 2017, among APAD Octrooi B.V., APAD B.V., and Milestone Scientific Inc. (1)

10.2	Final form of the Memorandum of Agreement, dated June 6, 2017, between Solee Science & Technology U.S.A. Ltd. and Milestone Scientific Inc. (2)

10.3	Final form of the Promissory Note, dated June 6, 2017, in the principal amount of $1,275,000 made by Solee Science & Technology U.S.A. Ltd. to Milestone Scientific Ltd. (2)

10.4	Final form of the Stock Option Agreement, dated June 6, 2017, Solee Science & Technology U.S.A. Ltd. and Milestone Scientific Inc. (2)

10.5	New Employment Agreement between Milestone Scientific Inc. and Leonard Osser dated as of July 10, 2017. (3)

10.6	Employment Agreement between Milestone Scientific Inc. and Daniel Goldberger dated as of July 10, 2017. (3)

10.7	Covenant Agreement between Milestone Scientific Inc. and Daniel Goldberger dated and effective as of July 10, 2017. (3)

10.8	Consultant Agreement between Milestone Medical Inc. and U.S. Asian Consulting Group, LLC dated as of July 10, 2017*

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Operating Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Operating Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*	Filed herewith.

**	Furnished, not filed, in accordance with Item 601(32)(ii) of Regulation S-K.

(1)	Incorporated herein by reference to the Current Report on Form 8-K filed with the Securities and Commission on June 2, 2017.

(2)	Incorporated herein by reference to the Current Report on Form 8-K filed with the Securities and Commission on June 7, 2017.

(3)	Incorporated herein by reference to the Current Report on Form 8-K filed with the Securities and Commission on July 11, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILESTONE SCIENTIFIC INC.

/s/ Daniel S. Goldberger
Daniel S. Goldberger
Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph D’Agostino
Joseph D’Agostino
Chief Operating Officer
Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2017