Form 10-Q
period 2018-09-30
MILESTONE SCIENTIFIC INC.
filed 2018-11-14
CIK 855683

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2018, the registrant has a total of 33,825,701 shares of Common Stock, $0.001 par value outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$414,829	$2,636,956
Accounts receivable, net	1,014,166	1,535,513
Accounts receivable, related party	1,258,995	1,725,450
Note receivable from financing transaction, current	-	500,000
Prepaid expenses and other current assets	446,264	436,410
Deferred cost, related party	790,190	1,109,671
Inventories, net	2,245,958	3,379,209
Advances on contracts	884,823	697,192
Total current assets	7,055,225	12,020,401
Furniture, fixtures & equipment, net	94,590	141,760
Patents, net	448,528	2,789,748
Note receivable from financing transaction, noncurrent	-	650,000
Other assets	26,878	26,878
Total assets	$7,625,221	$15,628,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,306,523	$977,623
Accounts payable, related party	1,453,030	985,678
Accrued expenses and other payables	2,003,094	2,179,268
Accrued expenses, related party	64,748	108,640
Deferred profit, related party	492,884	751,500
Deferred revenue, related party	1,258,995	1,725,450
Total current liabilities	6,579,274	6,728,159
Deferred gain from financing transaction	-	1,400,000
Total liabilities	$6,579,274	$8,128,159

Commitments and Contingencies

Stockholders’ Equity
Series A convertible preferred stock, par value $.001, authorized 5,000,000 shares, and 7,000 shares issued and outstanding	$7	$7
Common stock, par value $.001; authorized 50,000,000 shares; 33,748,226 shares issued,1,909,175 shares to be issued and 33,714,893 shares outstanding as of September 30, 2018; 33,191,571 shares issued, 1,401,247 shares to be issued and 33,158,238 shares outstanding as of December 31, 2017;	35,655	34,593
Additional Paid in Capital	87,971,298	86,689,084
Accumulated deficit	(86,179,797)	(78,568,284)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific Inc. stockholders' equity	915,647	7,243,884
Noncontrolling interest	130,300	256,744
Total stockholders’ equity	$1,045,947	$7,500,628

Total liabilities and stockholders’ equity	$7,625,221	$15,628,787

See notes to Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product sales, net	$1,622,246	$2,853,813	$5,856,351	$9,066,550
Cost of products sold	1,742,451	1,044,540	3,326,341	3,320,411
Gross profit (loss)	(120,205)	1,809,273	2,530,010	5,746,139

Selling, general and administrative expenses	2,886,081	3,205,996	8,748,485	8,996,092
Research and development expenses	1,500	16,884	215,655	241,964
Impairment of long lived assets	1,539,794	-	1,539,794	-
Total operating expenses	4,427,375	3,222,880	10,503,934	9,238,056
Loss from operations	(4,547,580)	(1,413,607)	(7,973,924)	(3,491,917)
Other expenses	(1,784)	(1,046)	(5,239)	(3,278)
Interest income	1,544	3,582	6,135	6,495
Loss before provision for income taxes and equity in net losses of equity investments	(4,547,820)	(1,411,071)	(7,973,028)	(3,488,700)
Provision for income taxes	(1,622)	(6,475)	(17,160)	(18,339)
Loss before equity in net losses of equity investments	(4,549,442)	(1,417,546)	(7,990,188)	(3,507,039)
(Loss) Earnings on earnings from Milestone Education	1,635	-	1,635	-
Earnings (Loss) from China Joint Venture	143,242	-	258,616	(28,941)
Net loss	(4,404,565)	(1,417,546)	(7,729,937)	(3,535,980)
Net loss attributable to noncontrolling interests	11,742	6,605	118,424	138,915
Net loss attributable to Milestone Scientific Inc.	$(4,392,823)	$(1,410,941)	$(7,611,513)	$(3,397,065)

Net loss per share applicable to common stockholders—
Basic	$(0.12)	$(0.04)	$(0.22)	$(0.10)
Diluted	$(0.12)	$(0.04)	$(0.22)	$(0.10)

Weighted average shares outstanding and to be issued—
Basic	35,586,995	33,573,676	35,086,822	32,501,221
Diluted	35,586,995	33,573,676	35,086,822	32,501,221

See notes to Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’EQUITY

(UNAUDITED)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling interest	Treasury Stock	Total
Balance, January 1, 2018	7,000	$7	34,592,818	$34,593	$86,689,084	$(78,568,284)	$256,744	$(911,516)	$7,500,628
Stock based compensation	-	-			247,425	-	-	-	247,425
Common stock to be issued to employee for bonuses	-	-	422,120	422	414,078	-	-	-	414,500
Common stock issued for payment of consulting services	-	-	350,103	349	289,401	-	-	-	289,750
Common stock to be issued to employee for compensation	-	-	47,401	47	44,953	-	-	-	45,000
Common stock issued for Asset Acquisition	-	-	244,959	244	286,357	-	-	-	286,601
Acquired controlling interest in Milestone Education	-	-	-	-	-	-	(8,020)	-	(8,020)
Net loss	-	-	-	-	-	(7,611,513)	(118,424)	-	(7,729,937)
Balance as September 30, 2018	7,000	$7	35,657,401	$35,655	$87,971,298	$(86,179,797)	$130,300	$(911,516)	$1,045,947

See notes to Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(7,729,937)	$(3,535,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	53,675	44,046
Amortization of patents	801,426	187,209
Impairment to long lived assets	1,539,794	-
Stock compensation	247,425	530,966
Equity (income) loss on China joint venture	(258,616)	28,941
Inventory reserve	728,017	-
Deferred cost reserve	790,189	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	521,347	(1,197,252)
Decrease in accounts receivable, related party	466,455	2,001,800
Decrease in other receivables	-	10,000
Decrease in inventories	405,234	436,998
Increase in advances on contracts	(187,631)	(291,342)
Increase in prepaid expenses and other current assets	(9,854)	(260,081)
Increase in other assets	-	(9,523)
Increase (decrease) in accounts payable	328,900	(725,170)
Increase (decrease) in accounts payable, related party	467,352	(332,711)
(Decrease) increase in deferred cost, related party	(470,708)	257,323
Increase in accrued expenses	859,677	1,583,624
Decrease in accrued expenses, related party	(43,892)	-
Decrease in deferred revenue, related party	(466,455)	(289,000)
Net cash used in operating activities	(1,957,602)	(1,560,152)
Cash flows from investing activities:
Purchase of intangible assets	-	(39,520)
Purchase of property and equipment	(6,505)	(4,749)
Acquisition of Milestone Education	(8,020)	-
Purchase of intangibles assets-Apad	-	(153,647)
Net cash used in investing activities	(14,525)	(197,916)
Cash flows from financing activities:
Proceeds (payments) financing transaction	(250,000)	250,000
Proceeds from exercise of stock options	-	62,500
Net proceeds on Private Placement Offering	-	150,836
Net cash (used in) provided by financing activities	(250,000)	463,336
Net decrease in cash and cash equivalents	(2,222,127)	(1,294,732)
Cash and cash equivalents at beginning of period	2,636,956	3,602,229
Cash and cash equivalents at end of period	$414,829	$2,307,497

Supplemental disclosure of cash flow information:
Shares issued to employees for bonuses	$47,401	$259,841
Shares issued to consultants in lieu of cash payments	$350,103	$422,249
Shares issued for assets acquired	$-	$2,484,354
Sale of Milestone China share, financing transaction	$(1,400,000)	$1,400,000
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

Milestone Scientific was incorporated in the State of Delaware in August 1989. Milestone Scientific has developed a proprietary, computer-controlled anesthetic delivery device, using The Wand®, a single use disposable handpiece. The device is marketed in dentistry under the trademark CompuDent®, and STA Single Tooth Anesthesia Device® and in medicine under the trademark CompuMed®. CompuDent® is suitable for all dental procedures that require local anesthetic. CompuMed® is suitable for many medical procedures regularly performed in plastic surgery, hair restoration surgery, podiatry, colorectal surgery, dermatology, orthopedics and many other disciplines. The dental devices are sold in the United States, Canada and in 53 other countries. To date, there have been minimal sales of the Company’s medical devices in the United States and Europe.

During 2016, Milestone Scientific filed for 510(k) marketing clearance with the U.S. Food and Drug Administration (FDA) for both intra-articular and epidural injections with the CompuFlo® Computer Controlled Anesthesia System (the “CompuFlo Epidural System”).  In June 2017, the FDA approved the CompuFlo Epidural System for epidural injections.  Milestone Scientific is in the process of meeting with medical device distributors within the United States and foreign markets. Milestone Scientific’s immediate focus is on marketing its epidural device throughout the United States and Europe.

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

NOTE 2 — GOING CONCERN AND LIQUIDITY

In accordance with Accounting Standard Codification (“ASC”) 205-40, “Presentation of Financial Statements – Going Concern”, the Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Milestone Scientific has incurred operating losses and negative cash flows from operating activities in virtually each year since its inception.  Additionally, there has been delayed payments for shipments made to Milestone China in 2017 and 2018. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Milestone Scientific is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue from its dental business worldwide, the generation of revenue from its medical devices and disposables business in the United States and worldwide, and a reduction in operating expenses.  The Company’s continued operations will depend on its ability to raise additional capital through various potential sources until it achieves profitability. Management is actively pursuing financing or other strategic plans but can provide no assurances that such financing or other strategic plans will be available on acceptable terms, or at all.

These condensed consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recover ability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Milestone Scientific and its wholly owned and majority owned subsidiaries, including, Wand Dental (wholly owned), Milestone Advanced Cosmetic (majority owned) and Milestone Medical (majority owned). Milestone Education was a variable interest entity of which Milestone Scientific is the primary beneficiary and is consolidated into Milestone Scientific's financial statements.  Milestone Scientific purchased the remaining 50% of Milestone Education in September 2018, increasing its ownership of Milestone Education to 100%. All significant, intra-entity transactions and balances have been eliminated in the consolidation.

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
iv.	allocation of the transaction price to the performance obligations based on estimated selling prices; and
v.

recognition of revenue when (or as) the Company satisfies each performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606

The Company derives its revenues from the sale of its products, primarily dental instruments, handpieces, and other related products. The Company sells its products through a global distribution network and that includes both exclusive and non-exclusive distribution agreements with related and third parties.

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

Disaggregation of Revenue

We operate in two operating segments: dental and medical. Therefore, results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. See Note 12 for revenues by geographical market, based on the customer’s location, and product category for the three and nine months ended September 30, 2018 and 2017.

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

Because Milestone Scientific has a variable interest in Milestone China, it considered the guidance in ASC 810, “Consolidation” as it relates to determining whether Milestone China is a VIE and, if so, identifying the primary beneficiary. As Milestone Scientific’s equity at risk and voting rights were not proportional to their economic interest in Milestone China, Milestone China was determined to be a VIE. Milestone Scientific would be considered the primary beneficiary of the VIE if it has both of the following characteristics:

●	Power Criterion: The power to direct the activities that most significantly impact the entity’s economic performance; and
●	Losses/Benefits Criterion: The obligation to absorb losses that could potentially be significant or the right to receive benefits that could potentially be significant to the VIE

Milestone Scientific does not have the ability to control the activities that most significantly impact Milestone China's economics and, therefore, the power criterion has not been met. Management placed the most weight on the relationship and significance of activities of Milestone China to the CEO and a group of significant shareholders of Milestone China which have the power to direct the activities that most significantly impact the economic performance of Milestone China. Management has concluded that Milestone Scientific is not the primary beneficiary under ASC 810. Accordingly, Milestone China has not been consolidated into the financial statements of Milestone Scientific and continues to be accounted for under the equity method. See Note 8.

6. Cash and Cash Equivalents

 Milestone Scientific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

7. Accounts Receivable

Milestone Scientific sells a significant amount of its product on credit terms to its major distributors. Milestone Scientific estimates losses from the inability of its customers to make payments on amounts billed. Most credit sales are due within 90 days from invoicing. There have not been any significant credit losses incurred to date. As of  September 30, 2018, and December 31, 2017, accounts receivable was recorded, net of allowance for doubtful accounts of $10,000.

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

11. Impairment of Long-Lived Assets

As of September 30, 2018, Milestone Scientific has reviewed long-lived assets for any impairments. The carrying value of the assets is evaluated in relation to the operating performance and future undiscounted cash flows of the underlying assets when an impairment indicator or triggering event occurs. Milestone Scientific adjusts the net book value of an underlying asset if its fair value is determined to be less than its net book value. At September 30, 2018, Milestone Scientific identified that the APAD Patents purchased in 2017, will not be further developed (due to lack of financial resources) for commercial launch before their estimated useful life expires and have therefore been impaired. The amount of the charge for the three and nine months ended September 30, 2018 was approximately $1,500,000. There were no impairment charges recorded during the three and nine months ended September 30, 2017.

12. Research and Development

Research and development costs, which consist principally of new product development costs payable to third parties, are expensed as incurred. Advance payments for the research are amortized to expense either as services are performed or over the relevant service period using the straight-line method.

13. Income Taxes

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

14. Basic and diluted net loss per common share

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

Since Milestone Scientific had net losses for 2018 and 2017, the assumed effects of the exercise of potentially dilutive outstanding stock options and warrants were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options and warrants totaled 3,518,668 and 3,710,335 at September 30, 2018 and December 31, 2017, respectively.

15. Use of Estimates

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

The fair value of the employee and non-employee options was estimated on the date of grant using the Black Scholes option-pricing model. For the three months ended September 30, 2018 and 2017, Milestone Scientific recognized approximately $72,500 and $300,000 of expense related to employee options, respectively. For the nine months ended September 30, 2018 and 2017, Milestone Scientific recognized approximately $236,000  and $543,000 of expense related to employee options, respectively. For the three months ended September 30, 2018 and 2017, Milestone Scientific recognized approximately $4,000 of expense and $6,000 of income related to non-employee options, respectively. For the nine months ended September 30, 2018 and 2017, Milestone Scientific recognized approximately $11,000 of expense and $12,000 of income related to non-employee options, respectively

17. Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”.  This ASU requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases with a term longer than 12 months, Under Topic 842, a modified retrospective transition approach is required, and the new standard is applied to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, prior period financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We are currently evaluating the impact of adopting this guidance on our consolidated balance sheets, results of operations and financial condition.

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

In June 2018, the FASB issued ASU 2018-07 to simplify the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of

Accounting Standards Codification, or ASC, 718 to include share-based payments granted to non-employees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The guidance is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including in an interim period for which financial statements have not been issued, but not before an entity adopts ASC 606. The Company adopted this standard during the quarter ended September 30, 2018 and there was no material impact on the Company’s condensed consolidated financial statements.

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

As of March 2, 2018, the promissory note was in default. In April 2018, Milestone Scientific entered into a Release, Assignment and Termination Agreement (the “Termination Agreement”) with the issuer of the promissory note, pursuant to which, Milestone Scientific repaid the $250,000 payment made by the issuer and the issuer returned the shares of Milestone China’s common stock to Milestone Scientific and cancelled the promissory note. Because of the Termination Agreement and related repayment made by Milestone Scientific, the Company derecognized the outstanding note receivable balance of $1,150,000 and the related deferred gain from financing transaction of $1,400,000. No gain or loss was recognized on the transaction.

NOTE 5 — INVENTORIES

Inventories at September 30, 2018 and December 31, 2017 consist of the following:

	September 30, 2018	December 31, 2017
Dental finished goods, net	$1,855,538	$2,846,272
Medical finished goods, net	209,329	475,285
Component parts and other materials	181,091	57,652
Total inventories	$2,245,958	$3,379,209

As of September 30, 2018, and December 31, 2017, inventory was recorded net of allowance for slow moving and damaged inventory of approximately $783,000 and $220,000, respectively.

NOTE 6 — ADVANCES ON CONTRACTS

The advances on contracts represent funding of future STA inventory purchases and Epidural replacements parts. The balance of the advances as of September 30, 2018 and December 31, 2017 was $884,823 and $697,192 respectively. The advance are classified as current based on the estimated annual usage of the underlying inventory.

 NOTE 7 – CONSOLIDATION OF VARIABLE INTEREST ENTITY

Milestone Education was, until September 2018 (see below), a 50% owned subsidiary of Milestone Scientific which began operations in 2013 to provide training and education to dentists throughout the world. As of September 30, 2018, and 2017, approximately 80% and 81%, respectively, of the revenue earned by Milestone Education is from services performed for Milestone Scientific. Because of this dependency and relationship, we determined that Milestone Scientific had the power to direct the activities that most significantly impact Milestone Education's economic performance, and therefore Milestone Education is consolidated in our financial statements. Milestone Scientific  purchased the remaining 50% of Milestone Education in September 2018 for a nominal purchase price. Milestone Scientific acquired the non-controlling interest in the amount of $8,020.

NOTE 8 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

Milestone China Ltd.

In June 2014, Milestone Scientific invested $1 million in Milestone China Ltd. (“Milestone China”) by contributing 772 STA Instruments to Milestone China for a 40% ownership interest. Milestone Scientific recorded this investment under the equity method of accounting. As of September 30, 2018, and December 31, 2017, Milestone Scientific's investment in Milestone China was $0. As of September 30, 2018, and December 31, 2017, Milestone Scientific’s share of cumulative losses of Milestone China were $3,881,726 and $3,147,470, respectively, which have been suspended.

Due to timing differences of when the inventory sold to Milestone China is recognized and when Milestone China sells the acquired inventory to third parties, an elimination of the intra-entity profit is required as of the balance sheet date. In accordance with ASC 323, “Investments – Equity Method and Joint Ventures”, Milestone Scientific has deferred 40% of the gross profit associated with recognized revenue from Milestone China that has not been sold to third parties by Milestone China. At September 30, 2018 and December 31, 2017, deferred profit was $492,884 and $751,500, respectively, which is included in deferred profit, related party in the condensed consolidated balance sheets. Milestone Scientific recorded earnings and loss on its investment in Milestone China of $143,242 and $258,616 for the three and nine months ended September 30, 2018, respectively, and $0 and ($28,941) for the three and nine months ended September 30, 2017, respectively, inclusive of the change in intra-entity deferral of profit.

Milestone Scientific defers the total revenue and costs of goods sold when devices and handpieces are shipped to Milestone China and Milestone China’s agents due to market conditions and Milestone China liquidity concerns, until a payment is received. As of September 30, 2018, Milestone Scientific had deferred revenues and deferred costs associated with sales to Milestone China and its agents was approximately $1.3 million and $790,000, respectively. As of December 31, 2017, Milestone Scientific had deferred revenues and deferred costs associated with sales to Milestone China and its agents was approximately $1.7 million and $1.1 million, respectively. Milestone Scientific recognized $300,000 related party revenue from Milestone China and it’s agents during the three and nine months ended September 30, 2018. Milestone Scientific recognized $356,400 and $1.7 million of related party revenue for the three and nine months ended September 30, 2017. See Note 14 for  related party transactions.

As of  September  30, 2018,  Milestone China missed its schedule payment of $200,000 in accordance with the previously agreed upon payment terms with Milestone Scientific Inc. which requires $200,000 per month through November 2018 and a balloon payment of approximately $1,425,000 during December 2018.   Due to the delinquent nature of the scheduled payments and Milestone China’s further liquidity constraints, Milestone Scientific reduced accounts receivable, related party and deferred revenue, related party by $1,258,995. Additionally, Milestone Scientific recorded a reserve of $790,189 against the associated deferred cost, related party. These reserves will be reviewed periodically and adjusted based on updated fact and circumstances.

The following table includes summarized financial information (unaudited) of Milestone China:

	September 30, 2018	December 31, 2017
Assets:
Current assets	$13,972,657	$13,127,422
Non-current assets	2,920,936	3,213,520
Total assets:	$16,893,593	$16,340,942

Liabilities:
Current liabilities	21,122,545	18,468,937
Stockholders' equity	(4,228,952)	(2,127,995)
Total liabilities and stockholders’ equity	$16,893,593	$16,340,942

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$1,710,473	$1,382,588	$3,795,507	$2,548,140
Cost of goods sold	789,957	556,430	1,888,409	1,445,634
Gross Profit	920,516	826,158	1,907,098	1,102,506
Other Expenses	(1,371,085)	(1,886,180)	(3,742,737)	(3,487,845)
Net Losses	$(450,569)	$(1,060,022)	$(1,835,639)	$(2,385,339)

NOTE 9 — INTANGIBLE ASSETS, PATENTS

Patents at September 30, 2018 and December 31, 2017 are comprised of the following:

	September 30, 2018				December 31, 2017
	Cost	Impairment	Accumulated Amortization	Net	Cost	Impairment	Accumulated Amortization	Net
Patents-foundation intellectual property	$1,377,863	$-	$(929,335)	$448,528	$1,377,863	$-	$(787,821)	$590,042
Epidural-Apad acquired patents	2,639,647	(1,539,794)	(1,099,853)	-	2,639,647	-	(439,941)	2,199,706
Total	$4,017,510	$(1,539,794)	$(2,029,188)	$448,528	$4,017,510	$-	$(1,227,762)	$2,789,748

Patents are amortized utilizing the straight-line method over estimated useful lives ranging from 3 to 20 years. At September 30, 2018, Milestone Scientific identified that the APAD Patents purchased in 2017, will not be developed (due to lack of financial resources) into marketable instruments in the near term. As such, Management has determined that these patents meet the accounting requirements for impairment. The impairment charge for the three and nine months ended September 30, 2018 was $1,539,794. Amortization expense was $332,071 and $151,845 for the three months ended September 30, 2018 and 2017, respectively. Amortization expense was $801,426 and $187,209 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 10 — STOCKHOLDERS’ EQUITY

Shares to be Issued

As of September 30, 2018, and December 31, 2017, there were 1,909,175 and 1,401,247 shares of common stock, respectively, whose issuance has been deferred under the terms of an employment agreements with the Interim Chief Executive Officer, Chief Financial Officer and other employees of Milestone Scientific. Such shares will be issued to each such person upon termination of their employment. The number of shares was fixed at the date of grant and were fully vested upon grant date.

Shares Reserved for Future Issuance

As of September 30, 2018, and December 31, 2017 there were 5,300,854 and 5,111,582 shares reserved for future issuance and 3,518,668, and 3,710,335 shares underlying other stock options and warrants outstanding, respectively. At September 30, 2018 and December 31, 2017, there were 1,909,175 shares and 1,401,247 shares, respectively, reserved for issuance in settlement of deferred compensation to officers of Milestone Scientific.

NOTE 11 — INCOME TAXES

Due to Milestone Scientific's history of operating losses, a full valuation allowances have been provided for all of Milestone Scientific's deferred tax assets. As of September 30, 2018, and December 31, 2017, no recognition was given to the utilization of the remaining net operating loss carry-forwards in each of these periods.

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

Accounting for uncertainties in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. At September 30, 2018, and December 31, 2017, we had no uncertain tax positions that required recognition in the consolidated financial statements Tax returns for the 2014, 2015, 2016 and 2017 years are subject to audit by federal and state jurisdictions.

NOTE 12 — SEGMENT AND GEOGRAPHIC DATA

We conduct our business through two reportable segments dental and medical.  These segments offer different products to different customer base.

The following tables present information about our reportable and operating segments:

Sales	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales:	2018	2017	2018	2017
Dental	$1,622,246	$2,853,813	$5,780,251	$9,066,550
Medical	-	-	76,100	-
Total net sales	$1,622,246	$2,853,813	$5,856,351	$9,066,550

Operating Income (Loss):	2018	2017	2018	2017
Dental	$(893,148)	$711,589	$119,613	$2,547,599
Medical	(454,306)	(517,938)	(2,008,852)	(1,746,391)
Corporate	(3,200,126)	(1,607,258)	(6,084,685)	(4,293,125)
Total operating Income (loss)	$(4,547,580)	$(1,413,607)	$(7,973,924)	$(3,491,917)

Depreciation and Amortization:	2018	2017	2018	2017
Dental	$3,889	$4,261	$12,133	$13,187
Medical	2,530	5,515	21,884	21,436
Corporate	338,565	155,092	821,084	196,632
Total depreciation and amortization	$344,984	$164,868	$855,101	$231,255

Income (loss) before taxes and equity in earnings of affiliates:	2018	2017	2018	2017
Dental	$(959,095)	$714,840	$125,734	$2,553,437
Medical	(454,906)	(518,398)	(2,010,595)	(1,747,791)
Corporate	(3,133,819)	(1,607,513)	(6,088,167)	(4,294,346)
Total income (loss) before taxes and equity in earnings of affiliate	$(4,547,820)	$(1,411,071)	$(7,973,028)	$(3,488,700)

Total Assets:	September 30, 2018	December 31, 2017
Dental	$6,380,314	$10,255,144
Medical	384,849	655,513
Corporate	860,058	4,718,130
Total assets	$7,625,221	$15,628,787

The following table presents information about our operations by geographic area.

	Three Months Ended September 30,		Nine Months Ended September 30,
Domestic-US & Canada	2018	2017	2018	2017
Devices	$119,190	$452,232	$251,743	$857,525
Handpieces	369,027	893,496	2,296,533	3,230,567
Other	21,037	12,338	72,265	53,037
Total Domestic US & Canada	$509,254	$1,358,066	$2,620,541	$4,141,129
International ROW
Devices	$299,872	$340,575	$952,390	$1,053,050
Handpieces	506,880	765,821	1,924,901	2,068,007
Other	6,240	32,951	58,519	89,764
Total International-ROW	$812,992	$1,139,347	$2,935,810	$3,210,821
International-China
Devices	$-	$-	$-	$1,000,000
Handpieces	300,000	356,400	300,000	712,800
Other	-	-	-	1,800
Total International	$300,000	$356,400	$300,000	$1,714,600
Domestic. International Analysis
Domestic-US & Canada	$509,254	$1,358,066	$2,620,541	$4,141,129
International -ROW	812,992	1,139,347	2,935,810	3,210,821
International -China	300,000	356,400	300,000	1,714,600
Total Product Sales	$1,622,246	$2,853,813	$5,856,351	$9,066,550

NOTE 13 -- CONCENTRATION

Milestone Scientific has informal arrangements with third-party manufacturers of the STA, CompuDent® and CompuMed® devices, pursuant to which they manufacture these products under specific purchase orders but without any long-

term contract or minimum purchase commitment. Consequently, advances on contracts have been classified as current at September 30, 2018 and December 31, 2017, respectively.  The termination of the manufacturing relationship with any of these manufacturers could have a material adverse effect on Milestone Scientific’s ability to produce and sell its products. Although alternate sources of supply exist, and new manufacturing relationships could be established, Milestone Scientific would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, because of termination of such a relationship, would have a material adverse effect on Milestone Scientific’s financial condition, business and results of operations.

For the three months ended September 30, 2018, an aggregate of approximately 35% of Milestone Scientific's net product sales were to one customer/distributor. For the nine months ended September 30, 2018, an aggregate of approximately 48% of Milestone Scientific's net product sales were to one customer/distributor. For the three months ended September 30, 2017 , an aggregate of approximately 67% of Milestone Scientific's net product sales were to two customers/ distributors (one of which, Milestone China, is  a related party), 54%, and 13%, respectively. For the nine months ended September 30, 2017, an aggregate of approximately 72% of Milestone Scientific's net product sales were to two customers/distributors (one of which, Milestone China, is a related party), 53%, and 19%, respectively.

Accounts receivable, including related party accounts receivable for the major customer/distributors, (one of which, Milestone China, is a related party), amounted to approximately $1,695,967 (net of allowance for doubtful accounts) , or 55% and 19% of Milestone Scientific's accounts receivable as of September 30, 2018. Accounts receivable, including related party accounts receivable, for the major customer/distributors (one of which, Milestone China, is a related party), amounted to approximately $2,555,476, or 53% and 25% of Milestone Scientific's accounts receivable, as of December 31, 2017.

NOTE 14 -- RELATED PARTY TRANSACTIONS

United Systems

Milestone Scientific has a manufacturing agreement with United Systems (whose controlling shareholder, Tom Cheng, is a significant stockholder of Milestone Scientific), the principal manufacturers of its handpieces, pursuant to which it manufactures products under specific purchase orders, but without minimum purchase commitments. Purchases from this manufacturer were $361,727 and $900,000 for the three and nine months ended September 30, 2018, respectively. Purchases from this manufacturer were $721,225 and $1,690,582 for the three and nine months ended September 30, 2017, respectively.  As of September 30, 2018, and December 31, 2017, Milestone Scientific owed this manufacturer $1,285,681 and $985,678, respectively, which is included in accounts payable, related party on the condensed consolidated balance sheet.

During the nine months ended September 30, 2018 Milestone Scientific through its wholly owned subsidiary, Wand Dental, entered into an agreement with United Systems. The agreement was a Royalty Agreement for handpieces sold to Milestone China by United Systems. United Systems will pay Wand Dental a royalty equal to the net profit that Wand Dental would have received if the handpieces were sold directly to Milestone China or its Agent. As of September 30, 2018, Wand Dental has deferred royalty income of $342,540 that will be recognized at the earlier of when payment of the royalties is received from United Systems or when collectability is deemed to be assured and is included in accounts receivable, related party and deferred revenue, related party on the condensed consolidated balance sheet.

Also, during the nine months ended September 30, 2018, a Distribution agreement between Wand Dental and United Systems was formed.  Under the Distribution agreement United Systems purchased 1,000 STA instruments in June 2018, for delivery to Milestone China. Due to the related party nature and collectability concerns Wand Dental has deferred the sale. Milestone Scientific has deferred approximately $750,000 of related party sales of devices to Milestone China under the agreement with United Systems as of September 30, 2018. As of September 30, 2018, Milestone Scientific recorded accounts receivable, related party and deferred revenue, related party of $750,000 and deferred cost, related of $686,365, respectively. The deferred revenue, accounts receivable and deferred cost from this transaction are included in accounts receivable, deferred revenue and deferred cost related  party related to Milestone China disclosed below.

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

Milestone Scientific defers the total revenue and costs of goods sold when devices and handpieces are shipped to Milestone China and Milestone China’s agents due to market conditions and Milestone China liquidity concerns, until a payment is received. As of September 30, 2018, Milestone Scientific had deferred revenues and deferred costs associated with sales to Milestone China and its agents was approximately $1.3 million and $790,000, respectively. As of December 31, 2017, Milestone Scientific had deferred revenues and deferred costs associated with sales to Milestone China and its agents was approximately $1.7 million and $1.1 million, respectively. Milestone Scientific recognized $300,000 related party revenue from Milestone China and it’s agents during the three and nine months ended September 30, 2018. Milestone Scientific recognized $356,400 and $1.7 million of related party revenue for the three and nine months ended September 30, 2017. See Note 8 for  further information.

Other

In August 2016, K. Tucker Andersen, a significant stockholder of Milestone Scientific, entered into a three-year agreement with Milestone Scientific to provide financial and business strategic services. Expenses recognized on this agreement were $25,000 and $75,000 for the three and nine months ended September 30, 2018 and 2017, respectively.

In January 2017, Milestone Scientific entered into a twelve-month agreement with Innovest S.p.A., a significant stockholder of Milestone Scientific, to provide consulting services. This agreement will renew for successive twelve-month terms unless terminated by Innovest S.p.A or Milestone Scientific. Expenses recognized on this agreement were $20,000 and $60,000 for the three and nine months ended September 30, 2018 and 2017, respectively.

NOTE 15 — COMMITMENTS

(1)  Contract Manufacturing Agreement

Milestone Scientific has informal arrangements with third-party manufacturers of the STA, CompuDent® and CompuMed® devices, pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. In January 2018, Wand Dental entered into a new purchase commitment for the delivery of 2,000 devices beginning in the third quarter of 2018, Milestone Scientific’s purchase commitment for this purchase order was $1,152,888 at September 30, 2018, however an advance of $884,823 was recorded against this purchase order at September 30, 2018  Milestone Scientific still owes $268,065 related to this purchase order.  An advance of  $884,823 and $697,192 was recorded at September 30, 2018 and December 31, 2017, respectively.

(2)  Other Commitments

In February 2018, Milestone Scientific and Daniel Goldberger, the Company’s former President and Chief Executive Officer, who resigned effective October 2, 2017, signed a Settlement and Release Agreement with respect to Mr. Goldberger’s leaving the Company. The gross settlement was $175,000, of which $147,222 was paid through September 2018. The remainder of the settlement will be paid over the next two-month period ending in November 2018.

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

The Director of Clinical Affairs’ royalty fee was $77,907 and $284,437 for three and nine months ended September 30, 2018, respectively. The Director of Clinical Affairs’ royalty fee was $122,606 and $446,098 for three and nine months ended September 30, 2017, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of $39,000 and $146,751 for three and nine months ended September 30, 2018, respectively, and $68,751 and $206,253 for three and nine months ended September 30, 2017, respectively. As of September 30, 2018, and December 31, 2017 Milestone Scientific owes the Director Clinical Affairs for royalties of approximately $232,000 and $108,000, respectively, which is included in accounts payable, related party and accrued expense, related party.

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

●

Following successful FDA clearance of our first medical device in June 2017, Milestone Scientific is transitioning from a research and development organization to a commercially focused medical device company;

●	Commercializing our CompuFlo Epidural System, a transformative device for epidural anesthesia procedures;
●	Expanding the global footprint of our CompuFlo Epidural System by partnering with distribution companies worldwide; and
●	Obtaining regulatory approval of our proprietary cosmetic injection device for delivery of botulinum toxin (such as Botox® and Dysport®) and subsequent commercial launch.

Distribution and Marketing Arrangements

Our dental devices are sold in the United States, Canada, and in 53 other countries. In June 2017, we received FDA regulatory clearance to sell our first medical device, the CompuFlo Epidural System in the United States. Since receiving FDA clearance in 2017 our epidural devices have had minimal sales in the United States and Europe.

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

Medical Market

Having received FDA clearance to sell the CompuFlo Epidural System in June 2017, we are in discussions with, and have entered into a small number of agreements with, regional and national distributors. Our immediate focus is on marketing our epidural device in the U.S. and throughout Europe.

In February and March 2018, Milestone Scientific hired an Executive VP of Global Sales and Marketing and a Vice President of US Sales to fill a significant gap in our commercialization efforts of the CompuFlo Epidural System.

In October 2018, Milestone Scientific signed its first USA Stocking Distributor Agreement for the CompuFlo Epidural device. This  distributor purchases devices and disposables  subsequent to signing the agreement.

We have entered into a limited number of distributor arrangements in Europe and the Middle East for our CompuFlo Epidural Computer Controlled Anesthesia System. Our distribution strategy is initially aimed at having Key Opinion Leaders (KOL) use and accept the device and initiate their own studies. This having been accomplished we are now placing devices in key institutions.

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category for three months ended September 30, 2018 and 2017:

	Three months ended September 30, 2018			Three months ended September 30, 2017
	Dental	Medical	Total	Dental	Medical	Total
Domestic US / Canada:
Device	$119,190	$-	$119,190	$452,232	$-	$452,232
Handpieces	369,027	-	369,027	893,496	-	893,496
Other	21,037	-	21,037	12,338	-	12,338
Total Domestic US / Canada	$509,254	$-	$509,254	$1,358,066	$-	$1,358,066

International Rest of the World:
Device	$299,872	$-	$299,872	$340,575	$-	$340,575
Handpieces	506,880	-	506,880	765,821	-	765,821
Other	6,240	-	6,240	32,951	-	32,951
Total International Rest of the World	$812,992	$-	$812,992	$1,139,347	$-	$1,139,347

International China:
Device	$-	$-	$-	$-	$-	$-
Handpieces	300,000	-	300,000	356,400	-	356,400
Other	-	-	-	-	-	-
Total International China	$300,000	$-	$300,000	$356,400	$-	$356,400
Total Product Sales	$1,622,246	$-	$1,622,246	$2,853,813	$-	$2,853,813

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Dental	Medical	Total	Dental	Medical	Total
Domestic US / Canada:
Device	$251,743	$-	$251,743	$857,525	$-	$857,525
Handpieces	2,296,533	-	2,296,533	3,230,567	-	3,230,567
Other	72,265	-	72,265	53,037	-	53,037
Total Domestic US / Canada	$2,620,541	$-	$2,620,541	$4,141,129	$-	$4,141,129

International Rest of the World:
Device	$876,290	$70,500	$946,790	$1,053,050	$-	1,053,050
Handpieces	1,924,901	5,600	1,930,501	2,068,007	-	2,068,007
Other	58,519	-	58,519	89,764	-	89,764
Total International Rest of the World	$2,859,710	$76,100	$2,935,810	$3,210,821	$-	$3,210,821

International China:
Device	$-	$-	$-	$1,000,000	$-	$1,000,000
Handpieces	300,000	-	300,000	712,800	-	712,800
Other	-	-	-	1,800	-	1,800
Total International China	$300,000	$-	$300,000	$1,714,600	$-	$1,714,600
Total Product Sales	$5,780,251	$76,100	$5,856,351	$9,066,550	$-	$9,066,550

Milestone Scientific plans to support increased sales and marketing activity through our current distributors and through newly appointed distributors of the Wand STA devices and handpieces in the international market. In the United States and Canada, Milestone Scientific will continue the utilization of independent hygienists for training individual practitioners and group practices domestically, refined and directed advertising to dental professionals, continue to develop Key Opinion Leaders (KOL) and support and broaden our global distribution network. Additionally, with the FDA marketing clearance for the CompuFlo Epidural System, Milestone Scientific is initiating marketing and sales efforts in the U.S. to establish medical sector distributors for the sale of this device.

Current Product Platform

See Item 1. Description of Business.

Results of Operations

The following table sets forth for the consolidated results of operations for the three months ended September 30, 2018 compared to 2017 as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results:

	Three Months Ended September 30,
	2018		2017
Operating results:
Product sales, net	$1,622,246	100%	$2,853,813	100%
Cost of products sold	1,742,451	107%	1,044,540	37%
Gross profit (loss)	(120,205)	-7%	1,809,273	63%

Operating expenses:
Selling, general and administrative expenses	2,886,081	178%	3,205,996	112%
Research and development expenses	1,500	0%	16,884	1%
Impairment of long lived assets	1,539,794	95%	-	0%
Loss from operations	(4,547,580)	-280%	(1,413,607)	-50%
Other income, net	143,015	9%	(3,939)	0%
Net loss	(4,404,565)	-272%	(1,417,546)	-50%
Net loss attributable to noncontrolling interests	11,742	1%	6,605	0%
Net loss attributable to Milestone Scientific Inc.	$(4,392,823)	-271%	$(1,410,941)	-49%

The following table sets forth for the consolidated results of operations for the nine months ended September 30, 2018 compared to 2017 as a percentage of product sales, net. The trends suggested by this table may not be indicative of future operating results:

	Nine Months Ended September 30,
	2018		2017
Operating results:
Product sales, net	$5,856,351	100%	$9,066,550	100%
Cost of products sold	3,326,341	57%	3,320,411	37%
Gross profit	2,530,010	43%	5,746,139	63%

Operating expenses:
Selling, general and administrative expenses	8,748,485	149%	8,996,092	99%
Research and development expenses	215,655	4%	241,964	3%
Impairment of long lived assets	1,539,794	26%	-	0%
Loss from operations	(7,973,924)	-136%	(3,491,917)	-39%
Other income, net	243,987	4%	(44,063)	0%
Net loss	(7,729,937)	-132%	(3,535,980)	-39%
Net loss attributable to noncontrolling interests	118,424	2%	138,915	2%
Net loss attributable to Milestone Scientific Inc.	$(7,611,513)	-130%	$(3,397,065)	-37%

Cash flow:	September 30, 2018	September 30, 2017
Net cash used in operating activities	$(1,957,602)	$(1,560,152)
Net cash used in investing activities	(14,525)	(197,916)
Net cash provided by financing activities	(250,000)	463,366

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

Net sales for three months ended September 30, 2018 and 2017 were as follows:

	2018	2017	Increase Decrease	%
Dental	$1,622,248	$2,853,813	$(1,231,565)	-43.16%
Medical	-	-	-	-
Total sales, net	$1,622,248	$2,853,813	$(1,231,565)	-43.16%

Consolidated revenue for the three months ended September 30, 2018 and 2017 were approximately $1.6 million and $2.8 million, respectively. Dental revenue decreased approximately $1.2 million during the three months ended September 2018 compared to 2017. This decrease was primarily related to a decrease of approximately $848,000 related to a delay in the quarterly re-stocking order for handpieces and devices from Henry Schein. The third quarter re-stocking order was received and shipped in October 2018 in the amount $773,000. International dental revenue decreased approximately $326,000 for the three months ended September 2018 compared to 2017. China revenue decreased for three months ended September 30, 2018 by approximately $56,000 compared to 2017, as for the quarter ending September 30, 2018, the Company recognized $300,000 in revenue previously deferred until payment was received by Milestone Scientific.

Gross profit for three months ended September 30, 2018 and 2017 were as follows:

	2018	2017	Increase Decrease	%
Dental	$(120,205)	$1,809,273	$(1,929,478)	-106.64%
Medical	-	-	-	0.00%
Total gross profit	$(120,205)	$1,809,273	$(1,929,478)	-106.64%

Consolidated gross profit for the three months ended September 30, 2018  included a reserve of approximately $273,000 for certain dental handpieces. A claim has been made for reimbursement of this purchase to the broker and manufacture that provided the handpieces to the Company. The gross profit percentages for  three months ended September 30, 2018 and 2017 were approximately  -7% and 63%, respectively. For the three months ended September  30, 2018, the Company recorded an allowance for handpieces and devices sold to Milestone China of approximately $790,000.

Selling, general and administrative expenses for three months ended September 30, 2018 and 2017 were as follows:

	2018	2017	Increase Decrease	%
Dental	$772,943	$1,097,684	$(324,741)	-29.58%
Medical	454,306	501,054	(46,748)	-9.33%
Corporate	1,658,832	1,607,258	51,574	3.21%
Total selling, general and administrative expenses	$2,886,081	$3,205,996	$(319,915)	-9.98%

Consolidated selling, general and administrative expenses for the three months ended September 30, 2018 and 2017 were $2.8 million and $3.2 million, respectively. The decrease of approximately $320,000 is primarily related to an decrease compensation,  marketing and professional fees of approximately $373,000 offset by a decrease in general expense, and employee related expenses of approximately $53,000 for the three months ending September 30, 2018.

Additionally, during the quarter Milestone Scientific charged approximately $1.5 million to the Corporate segment for an impairment of long-lived assets (Apad patents).

Research and Development for three months ended September 30, 2018 and 2017 were as follows:

	2018	2017	Increase Decrease	%
Dental	$-	$-	$-	0.00%
Medical	-	16,884	(16,884)	-100.00%
Corporate	1,500	-	1,500	100.00%
Total research and development	$1,500	$16,884	$(15,384)	-91.12%

Consolidated research and development expenses for the three months ended September 30, 2018 and 2017 were approximately $1,500 and $17,000, respectively. The decrease is due to a delay in the development of the cosmetic injection device during the second quarter of 2018.

Loss from Operations for three months ended September 30, 2018 and 2017 were as follows:

	2018	2017	Increase Decrease	%
Dental	$(893,148)	$711,589	$(1,604,737)	-225.51%
Medical	(454,306)	(517,938)	63,632	12.29%
Corporate	(3,200,126)	(1,607,258)	(1,592,868)	-99.10%
Total loss from operations	$(4,547,580)	$(1,413,607)	$(3,133,973)	-221.70%

The loss from operations for the three months ended September 30, 2018 and 2017 was approximately $4.5 million and $1.4 million, respectively, an increase of approximately $3.1 million. As noted above, third quarter sales decreased by  approximately $1.2 million and gross profit by approximately $1.9 million offset by a reduction of approximately $320,000 in selling, general and administrative expenses and increase of  approximately $1.5 million for the write-down of long- lived assets(Apad Patents) accounted for the loss from operations for the three months ending September 30, 2018. The dental segment of the business continues to control expenses for a stable market. Costs in the medical segment are increasing as personnel are expanded in the U.S. to focus on our domestic Epidural device business.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Net sales for nine months ended September 30, 2018 and 2017 were as follows:

	2018	2017	Increase Decrease	%
Dental	$5,780,251	$9,066,550	$(3,286,299)	-36.25%
Medical	76,100	-	76,100	100.00%
Total sales, net	$5,856,351	$9,066,550	$(3,210,199)	-35.41%

Consolidated net sales for the nine months ended September 30, 2018 and 2017 were approximately $5.8 million and $9.1 million, respectively. Dental revenue for the nine months ended September 30, 2018 and 2017 were $5.7 million and $9.1 million, respectively. Dental revenue decreased $3.2 million during the nine months ended September 30, 2018, compared to 2017.

The domestic dental revenue decrease of approximately $1.5 million is related to a delay in the quarterly re-stocking order for handpieces and devices from Henry Schein and their focus on working through the inventory purchased in the fourth quarter of 2017. The third quarter re-stocking order was received and shipped in October 2018 in the amount of  $773,000. Henry Schein's  inventory of handpieces was less than a half month supply as of September 30, 2018. The receipt of the re-stocking order post-September 30 resulted in out stock positioning for Henry Schein’s customers in October 2018 until the order was shipped. International dental revenue excluding  China decreased by approximately $350,000 for the nine months ended September 2018 compared to 2017. China revenue decreased for nine months ended September 30, 2018 by approximately $1.4 million compared to 2017,  as the Company recognized $300,000 in revenue previously deferred until payment was received by Milestone Scientific. Milestone China is working through inventory purchases from 2017 and making modifications to their business strategy to better serve the Chinese dental market.

Gross Profit (loss) for nine months ended September 30, 2018 and 2017 were as follows

	2018	2017	Increase Decrease	%
Dental	$2,710,882	$5,746,139	$(3,035,257)	-52.82%
Medical	(180,872)	-	(180,872)	-100.00%
Total gross profit	$2,530,010	$5,746,139	$(3,216,129)	-55.97%

Consolidated gross profit for the nine months ended September 30, 2018 and 2017 were approximately 43% and 63% respectively.  The gross profit dollars in 2018 decreased to $2.5 million from $5.7 million in 2017, or by $3.2 million over the same period year over year. The  gross profit dollars decrease relates to a decrease of approximately $3.2 million in revenue,  reserve for slow moving inventory of  approximately $289,000 and a reserve of approximately $273,000 for certain dental handpieces. A claim has been made for reimbursement of this purchase to the broker and manufacture that provided the handpieces to the Company. For the three months ended September  30, 2018, the company recorded an allowance for handpieces and devices sold to Milestone China of approximately $790,000.

Selling, general and administrative expenses for nine months ended September 30, 2018 and 2017 were as follows:

	2018	2017	Increase Decrease	%
Dental	$2,591,269	$3,195,540	$(604,271)	-18.91%
Medical	1,762,972	1,629,598	133,374	8.18%
Corporate	4,394,244	4,170,954	223,290	5.35%
Total selling, general and administrative expenses	$8,748,485	$8,996,092	$(247,607)	-2.75%

Consolidated selling, general and administrative expenses for the nine months ended September 30, 2018 and 2017 were approximately $8.7 million and $9.0 million respectively. The decrease of approximately $247,000 is primarily related to an decrease in compensation,  marketing and professional fees of approximately $653,000 and a decrease in general expense, and employee related expenses of approximately $406,000 for the three months ending September 30, 2018.

Additionally, during the quarter Milestone Scientific charged approximately $1.5 million to the Corporate segment for an impairment of long-lived assets (Apad patents).

Research and Development for nine months ended September 30, 2018 and 2017 were as follows:

	2018	2017	Increase Decrease	%
Dental	$-	$3,000	$(3,000)	-100.00%
Medical	65,008	116,793	(51,785)	-44.34%
Corporate	150,647	122,171	28,476	23.31%
Total research and development	$215,655	$241,964	$(26,309)	-10.87%

Consolidated research and development expenses for the nine months ended September 30, 2018 and 2017 were approximately $215,000 and $241,000, respectively. The decrease is due a delay in the development of the cosmetic injection device during the second and third quarter of 2018.

Profit (Loss) from Operations for nine months ended September 30, 2018 and 2017 were as follows:

	2018	2017	Increase Decrease	%
Dental	$119,613	$2,547,599	$(2,427,986)	-95.30%
Medical	(2,008,852)	(1,746,391)	(262,461)	-15.03%
Corporate	(6,084,685)	(4,293,125)	(1,791,560)	-41.73%
Total loss from operations	$(7,973,924)	$(3,491,917)	$(4,482,007)	-128.35%

The loss from operations for the nine months ended September 30, 2018 and 2017 was approximately $8 million and $3.5 million, respectively, an increase of approximately $4.5 million.  As noted above, sales and gross profit decreased by approximately $3.2 million for the nine months ending September 30, 2018. The decrease in gross profit is related to a reserve for slow moving inventory of  approximately $289,000 and a reserve of approximately $273,000 for certain dental handpieces. A claim has been made for reimbursement of this purchase to the broker and manufacture that provided the handpieces to the Company. For the nine months ended September  30, 2018, the Company recorded an allowance for handpieces and devices sold to Milestone China of approximately $790,000.

Additionally, during the quarter Milestone Scientific charged approximately $1.5 million to the Corporate segment for an impairment of long-lived assets (Apad patents). The dental segment of the business continues to control expenses for a stable market. Costs in the medical segment are increasing as personnel are expanded in the U.S. to focus on our domestic Epidural device business.

Liquidity and Capital Resources

At September 30, 2018, Milestone Scientific had cash and cash equivalents of $0.4 million, total current assets of approximately $7 million and working capital of approximately $0.5 million. Based on the delayed payment for shipments made to Milestone China in 2017 and 2018, substantial doubt exists about the company’s liquidity and ability to continue as a going concern as of September 30, 2018.

Management as of September 30, 2018, believes that without the collection of the Milestone China Accounts Receivable (a reserve for non-collectability was established of approximately $1.3 million), and provided that the Company's sales performance, selling expenditures for its Epidural medical device, and the new product development programs deviate from management’s plan, the Company will not be able to meet its anticipated obligations over the next twelve months from the financial reporting date. Significant deviations, together with limitations on funding could require a delay, scale back or elimination of some or all of the Company’s development programs which could have a material adverse impact on the Company.

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

Now that the CompuFlo Epidural System has obtained FDA clearance in the United States, the Company’s development costs should be lower in 2018. The FDA clearance will provide the Company with the opportunity to establish distribution in the U.S. At the same time, the Company is looking to establish additional financing opportunities to help with the commercialization of the Epidural device. In June 2018, Milestone Scientific filed a new 510(k) application for its intra-articular device. Most of the cost associated with this application were internal personnel cost and some low level third party review expense.

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

Our condensed consolidated balance sheets included in this Quarterly Report reflect a decrease of approximately $4.9 million in current assets from December 31, 2017 to September 30, 2018. This decrease in current assets was primarily due to a reduction in cash, accounts receivable related party (due to a reserve for doubtful accounts), notes receivable, inventory (reserve for production problems with a dental accessory) and a charge for Impairment on the APAD patents (approximately $1.5 million), in the aggregate of approximately $5.1 million. This was partially offset by increases in and advances on contracts of approximately $.2 million.

In this Quarterly Report our consolidated balance sheets included a decrease in current liabilities of approximately $150,000 from approximately $6.7 million to approximately $6.5 million. This decrease is primarily due to a decrease in accrued expenses, accrued expenses related party, deferred revenue and deferred profit related party of approximately $945,000 and an increase in accounts payable and accounts payable related party of approximately $796,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Milestone Scientific is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Milestone Scientific’s Interim Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of Milestone Scientific’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, Milestone Scientific’s Interim Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of September 30, 2018 are effective to ensure that information required to be disclosed in the reports Milestone Scientific files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Milestone Scientific's management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There have been no changes in Milestone Scientific’s internal control over financial reporting that occurred during Milestone Scientific’s last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, Milestone Scientific’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Milestone Scientific is not involved in any material litigation.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2018, the Company issued 18,497 shares of its common stock to an investor relation firm in connection with the provision of investor relations services to the Company.

In September 2018, the Company issued 28,572  and 9,494 shares of its common stock, respectively, to two consultants to the to the Company.

All of the above shares were issued pursuant to the exemption provided under Section 4(a)(2) the Securities Act of 1933, as amended.

Item 3. DEFAULT UPON SENIOR SECURITIES

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification- Interim Chief Executive Officer *
31.2	Rule 13a-14(a) Certification- Chief Operating Officer, Chief Financial Officer (Principal Financial and Accounting Officer )*
32.1	Section 1350 Certifications- Interim Chief Executive Officer **
32.2	Section 1350 Certifications- Chief Operating Officer, Chief Financial Officer (Principal Financial and Accounting Officer) **
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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
Date: November 14, 2018