Form 10-Q/A
period 2018-09-30
MILESTONE SCIENTIFIC INC.
filed 2018-11-16
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

Milestone Scientific Inc. (the “Company,” “we” “us” “our,”) is filing Amendment No 1 on Form 10-Q/A (this “Amendment”) to amend our Quarter Report 10-Q for the quarter ended September 30, 2018 (the “Form 10-Q”) as originally filed with the United States Securities and Exchange Commission (the “SEC”) on November 14, 2018. The purpose of this Amendment is to submit hyper-linked Exhibits to the Form 10-Q. Accordingly, this Amendment No. 1 hereby amends Part II, Item 6 of the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q and the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

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
Date: November 16, 2018