Form 10-Q
period 2019-09-30
MILESTONE SCIENTIFIC INC.
filed 2019-11-14
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2019

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

(Address of principal executive offices)

Registrant’s telephone number, including area code: 973-535-2717

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	MLSS	NYSE American

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐	Smaller reporting company ☑
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

As of November 14, 2019, the registrant has a total of 48,884,752 shares of Common Stock, $0.001 par value outstanding.

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

Part I- Financial Information

Item 1. Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,711,249	$743,429
Accounts receivable, net	1,239,261	1,978,456
Accounts receivable, related party, net	-	100,000
Prepaid expenses and other current assets	504,903	414,541
Deferred cost, related party	-	50,000
Inventories, net	1,617,062	1,921,051
Advances on contracts	628,494	648,783
Operating lease-right of use assets	54,818	-
Total current assets	5,755,787	5,856,260
Furniture, fixtures and equipment, net	55,314	82,557
Patents, net	395,514	435,273
Other assets	35,905	26,878
Total assets	$6,242,520	$6,400,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$739,726	$1,059,186
Accounts payable, related party	1,553,860	1,810,058
Accrued expenses and other payables	698,790	794,918
Accrued expenses, related party	1,011,244	686,798
Operating lease liabilities	54,817	-
Deferred profit, related party	372,700	421,800
Deferred revenue, related party	-	100,000
Derivative liability	3,216,127	-
Total current liabilities	7,647,264	4,872,760
Total liabilities	$7,647,264	$4,872,760

Commitments and contingencies

Stockholders’ equity (deficit)
Series A convertible preferred stock, par value $.001, authorized 5,000,000 shares, 0 and 7,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018.	$-	$7
Common stock, par value $.001; authorized 50,000,000 shares; 48,199,073 shares issued, 0 shares to be issued and 48,165,740 shares outstanding as of September 30, 2019 ; 33,859,034 shares issued, 2,470,565 shares to be issued and 33,825,701 shares outstanding as of December 31, 2018;	48,199	36,330
Additional paid in capital	90,166,259	88,414,718
Accumulated deficit	(90,660,941)	(85,999,929)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific Inc. stockholders' equity	(1,357,999)	1,539,610
Noncontrolling interest	(46,745)	(11,402)
Total stockholders’ equity (deficit)	$(1,404,744)	$1,528,208

Total liabilities and stockholders’ equity (deficit)	$6,242,520	$6,400,968

See notes to Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30, 2019	For the three months ended September 30, 2018	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018

Product sales, net	$1,899,821	$1,622,246	$6,073,580	$5,856,351
Cost of products sold	523,672	1,742,451	1,894,550	3,326,341
Gross profit	1,376,149	(120,205)	4,179,030	2,530,010

Selling, general and administrative expenses	2,314,943	2,886,082	6,941,964	8,748,485
Research and development expenses	7,940	1,500	109,815	215,655
Impairment of long -lived assets	-	1,539,794	-	1,539,794
Total operating expenses	2,322,883	4,427,376	7,051,779	10,503,934
Loss from operations	(946,734)	(4,547,581)	(2,872,749)	(7,973,924)

Other expenses	(2,633)	(1,784)	(7,458)	(5,239)
Interest income	184	1,544	1,391	6,135
Change in fair value of derivative liability	(1,899,484)	-	(1,846,761)	-
Loss before provision for income taxes and net of equity investments	(2,848,667)	(4,547,821)	(4,725,577)	(7,973,028)
Provision for income taxes	(1,250)	(1,622)	(19,877)	(17,160)
Loss before equity in net earnings (losses) of equity investments	(2,849,917)	(4,549,443)	(4,745,454)	(7,990,188)
Earnings from Milestone Education	-	1,635	-	1,635
Earnings from China Joint Venture	-	143,242	49,099	258,616
Net loss	(2,849,917)	(4,404,566)	(4,696,355)	(7,729,937)
Net loss attributable to noncontrolling interests	12,941	11,742	35,343	118,424
Net loss attributable to Milestone Scientific Inc.	(2,836,976)	(4,392,824)	(4,661,012)	(7,611,513)

Net loss per share applicable to common stockholders—
Basic	$(0.06)	$(0.12)	$(0.11)	$(0.22)
Diluted	$(0.06)	$(0.12)	$(0.11)	$(0.22)

Weighted average shares outstanding and to be issued—
Basic	47,721,732	35,586,995	43,311,984	35,086,822
Diluted	47,721,732	35,586,995	43,311,984	35,086,822

See notes to Condensed Consolidated Financial Statement

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	Preferred Stock Shares	Preferred Stock	Common Stock Share	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total
Balance, January 1, 2019	7,000	$7	36,329,600	$36,330	$88,414,718	$(85,999,929)	$(11,402)	$(911,516)	$1,528,208
Stock based compensation	-	-	-	-	56,988	-	-	-	56,988
Common stock to be issued to employees for bonuses	-	-	175,715	175	61,325	-	-	-	61,500
Common stock to be issued for payment of consulting services	-	-	118,115	118	39,882	-	-	-	40,000
Common stock to be issued to employee for compensation	-	-	22,727	23	7,477	-	-	-	7,500
Common stock to be issued to board of directors for services rendered	-	-	20,588	21	6,979	-	-	-	7,000
Common stock issued in public offering	-	-	6,282,400	6,281	1,968,265	-	-	-	1,974,546
Common stock issued in private offering	-	-	714,286	714	249,286	-	-	-	250,000
Reclassification of warrants and Shares to be issued to derivative liability (Note 8)	-	-	-	-	(406,045)	-	-	-	(406,045)
Net loss	-	-	-	-	-	(782,752)	(10,443)	-	(793,195)
Balance, March 31, 2019	7,000	$7	43,663,431	$43,662	$90,398,875	$(86,782,681)	$(21,845)	$(911,516)	$2,726,502
Stock based compensation					44,712	-	-	-	44,712
Common stock to be issued for payment of consulting services			265,140	265	139,735	-	-	-	140,000
Common stock to be issued to employee for compensation			41,667	42	14,958	-	-	-	15,000
Common stock to be issued to board of directors for services rendered			82,442	82	29,918	-	-	-	30,000
Conversion of Preferred Shares to Common Stock (Mandatory)	(7,000)	(7)	5,982,906	5,983	(5,976)	-	-	-	-
Reclassification of warrants and Shares to be issued to derivative liability (Note 8)			(2,903,366)	(2,902)	(1,062,637)	-	-	-	(1,065,539)
Net loss	-	-	-	-	-	(1,041,284)	(11,959)	-	(1,053,243)
Balance, June 30, 2019	-	$-	47,132,220	$47,132	$89,559,585	(87,823,965)	(33,804)	(911,516)	$837,432
Stock based compensation	-	-	-	-	45,147	-	-	-	45,147
Common stock to issued for payment of consulting services	-	-	316,824	317	122,683	-	-	-	123,000
Common stock to be issued for payment of consulting services	-	-	202,325	202	113,298	-	-	-	113,500
Common stock to be issued to employees for bonuses	-	-	170,454	170	149,830	-	-	-	150,000
Common stock to be issued to employee for compensation	-	-	18,072	18	14,982	-	-	-	15,000
Common stock to be issued to board of directors for services rendered	-	-	44,408	44	29,956	-	-	-	30,000
Common stock issued for warrants exercised	-	-	57,750	58	28,817	-	-	-	28,875
Shares issued previously classified as derivative liability (Note 8)	-	-	692,281	693	410,026	-	-	-	410,719
Reclassification of warrants and Shares to be issued to derivative liability (Note 8)	-	-	(435,260)	(435)	(308,065)	-	-	-	(308,500)
Net loss	-	-	-	-	-	(2,836,976)	(12,941)	-	(2,849,917)
Balance, September 30, 2019	-	$-	48,199,074	$48,199	$90,166,259	$(90,660,941)	$(46,745)	$(911,516)	$(1,404,744)

	Preferred Stock Shares	Preferred Stock	Common Stock Share	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total
Balance, January 1, 2018	7,000	$7	34,592,818	$34,593	$86,689,084	$(78,568,284)	$256,744	$(911,516)	$7,500,628
Stock based compensation					$86,809				86,809
Common stock to be issued to employees for bonuses			323,076	$323	$339,177				339,500
Net loss						$(1,873,978)	$(101,407)		(1,975,385)
Balance, March 31, 2018	7,000	$7	34,915,894	$34,916	$87,115,070	$(80,442,262)	$155,337	$(911,516)	$5,951,552
Stock based compensation	-	-	-	-	84,092	-	-	-	84,092
Common stock to be issued to employees for bonuses	-	-	79,307	79	59,921	-	-	-	60,000
Common stock to be issued for payment of consulting services	-	-	296,046	294	249,455	-	-	-	249,749
Common stock to be issued to employee for compensation	-	-	37,267	37	37,463	-	-	-	37,500
Common stock for Asset Acquisition	-	-	244,959	245	286,357	-	-	-	286,602
Net loss	-	-	-	-	-	(1,342,736)	(7,250)	-	(1,349,986)
Balance, June 30, 2018	7,000	$7	35,573,473	$35,571	$87,832,358	$(81,784,998)	$148,087	$(911,516)	$5,319,509
Stock based compensation	-	-			76,524	-	-	-	76,524
Common stock to be issued to employees for bonuses	-	-	19,737	20	14,980	-	-	-	15,000
Common stock to be issued for payment of consulting services	-	-	54,057	54	39,946	-	-	-	40,000
Common stock to be issued to employee for compensation	-	-	10,134	10	7,490	-	-	-	7,500
Common stock for Asset Acquisition	-	-				-	(8,020)	-	(8,020)
Net loss	-	-				(4,394,799)	(9,767)	-	(4,404,566)
Balance, September 30, 2018	7,000	$7	35,657,401	$35,655	$87,971,298	$(86,179,797)	$130,300	$(911,516)	$1,045,947

See notes to Condensed Consolidated Financial Statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Cash flows from operating activities:
Net loss	$(4,696,358)	$(7,729,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	37,159	53,675
Amortization of patents	39,760	801,426
Impairment to long lived assets	-	1,539,794
Stock compensation	146,847	247,425
Income from earnings on China joint venture	(49,100)	(258,616)
Inventory reserve	-	728,017
Deferred cost reserve	-	790,189
Change in fair value of derivative liability	1,846,761	-
Amortization of right-of-use assets	117,121	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	739,195	521,347
Decrease in accounts receivable, related party	100,000	466,455
Increase in other receivables	(9,027)	-
Decrease in inventories	303,989	405,234
Decrease (increase) in advances on contracts	20,289	(187,631)
Increase in prepaid expenses and other current assets	(90,362)	(9,854)
(Decrease) increase in accounts payable	(465,670)	328,900
(Decrease) increase in accounts payable, related party	(109,989)	467,352
Increase (decrease) in deferred cost, related party	50,000	(470,708)
Increase in accrued expenses	(50,424)	859,677
Increase in accrued expenses, related party	1,011,245	(43,892)
Decrease in operating lease-right of use asset	(117,122)	-
(Decrease) increase in deferred revenue, related party	(100,000)	(466,455)
Net cash used in operating activities	(1,275,686)	(1,957,602)
Cash flows from investing activities:
Purchase of property and equipment	(9,916)	(6,505)
Acquisition of Milestone Education	-	(8,020)
Net cash used in investing activities	(9,916)	(14,525)
Cash flows from financing activities:
Payments for financing transaction	-	(250,000)
Proceeds from exercise of warrants	28,875	-
Net proceeds from Public Placement Offering	1,974,547	-
Net proceeds from Private Placement Offering	250,000	-
Net cash provided by financing activities	2,253,422	(250,000)
Net increase (decrease) in cash and cash equivalents	967,820	(2,222,127)
Cash and cash equivalents at beginning of period	743,429	2,636,956
Cash and cash equivalents at end of period	$1,711,249	$414,829

Supplemental non-cash disclosure of cash flow information:
Shares issued to employee for bonuses	$211,500	$47,401
Shares issued to board of directors for services rendered	$67,000	$-
Shares issued to employees for compensation	$37,500	$-
Shares issued to consultants in lieu of cash payments	$416,500	$350,103
Sale of Milestone China share, financing transaction	$-	$(1,400,000)
Credit from United Systems for defective handpieces	$(151,562)	$-
Initial recognition of operating lease-right of use assets	$(166,292)	$-
Initial recognition of operating lease right to used liabilities	$166,292	$-

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

Milestone Scientific was incorporated in the State of Delaware in November 1989. Milestone Scientific has developed a proprietary, computer-controlled anesthetic delivery device, using The Wand®, a single use disposable handpiece. The device is marketed in the dental market under the trademark CompuDent®, and STA Single Tooth Anesthesia System® and in the medical market under the trademark CompuMed®. CompuDent® is suitable for all dental procedures that require local anesthetic. CompuMed® has regulatory approval for epidural medical procedures, and is expected to be suitable, for many medical procedures regularly performed in plastic surgery, hair restoration surgery, podiatry, colorectal surgery, dermatology, orthopedics and many other disciplines. The dental devices are sold in the United States, US territories, Canada and in 60 other countries.

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

In December 2016, we received notification from the FDA that based upon the 510(k)-application submitted for intra- articular injections, we did not adequately document that the device met the equivalency standard required for 510(k) clearances. Following consultation with the FDA’s Office of Device Evaluation, we intend to file a new 510(k) application for the device when the Company secures additional funding.

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

In February 2019, Milestone Scientific consummated a public offering and a private placement of Common Stock. The public offering generated gross proceeds of approximately $2.0 million for the issuance of 5,715,000 shares of common stock and warrants to purchase 1,428,750 shares of common stock. The warrants terms are 5 years and they are exercisable at $0.50 per share. Subsequent to the public offering the underwriter exercised its over-allotment option and paid approximately $198,000 for 567,400 additional shares of common and as well as 141,850 warrants.

Also, in February 2019, the Company generated gross proceeds from a private placement of approximately $250,000 for 714,286 shares of common stock and warrants to purchase 178,571 shares of common stock from  Bp4 S.p.A., a principal stockholder of Milestone Scientific, that exercised its right to participate on a pro-rata basis on the aforementioned public offering. Bp4’s CEO is a director of Milestone Scientific and also Chief Executive Officer and Director of Wand Dental, a wholly owned subsidiary of Milestone Scientific. The warrants terms are 5 years and they are exercisable at $0.50 per share.

NOTE 2- GOING CONCERN AND LIQUIDITY

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the condensed  consolidated financial statements are issued. Milestone Scientific has incurred operating losses and negative cash flows from operating activities in virtually each year since its inception. At September 30, 2019 cash on hand was $1.7 million. Based on the expected cash needed for operating activities, the Company’s current cash and liquidity is not sufficient to finance the  operating requirements for at least the next 12 months from the filing date. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Milestone Scientific is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue from its dental business worldwide, the generation of revenue from its medical devices and disposables business in the United States and worldwide, and a reduction in operating expenses. However, the Company’s continued operations will depend on its ability to raise additional capital through various potential sources (See Note 8 Shares and warrants in excess of authorized shares) until it achieves profitability, if ever. Management is actively pursuing financing or other strategic plans but can provide no assurances that such financing or other strategic plans will be available on acceptable terms, or at all.

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

4.  Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the allowance for doubtful accounts, inventory valuation, and cash flow assumptions regarding evaluations for impairment of long-lived assets and going concern considerations, valuation of derivative liabilities, and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

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

Disaggregation of Revenue

See Note 10 for disaggregated revenue information

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

Milestone Scientific does not have the ability to control the activities that most significantly impact Milestone China's economics and, therefore, the power criterion has not been met. Management placed the most weight on the relationship and significance of activities of Milestone China to the CEO and a group of significant shareholders, including the Milestone China CEO,  which have the power to direct the activities that most significantly impact the economic performance of Milestone China. Management has concluded that Milestone Scientific is not the primary beneficiary under ASC 810. Accordingly, Milestone China has not been consolidated into the financial statements of Milestone Scientific and is accounted for under the equity method. See Note 6.

7. Cash and Cash Equivalents

Milestone Scientific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

8. Accounts Receivable

Milestone Scientific sells a significant amount of its product on credit terms to its major distributors. Milestone Scientific estimates losses from the inability of its customers to make payments on amounts billed. Most credit sales are due within 90 days from invoicing. As of September 30, 2019 and December 31, 2018, accounts receivable (non- related party) was recorded, net of allowance for doubtful accounts of $10,000.

9.  Inventories

Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or net realizable value. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess, slow moving, defective, and obsolete inventory is recorded if required based on past and expected future sales, potential technological obsolescence and product expiration requirements. As of September 30, 2019 and December 31, 2018, inventory was recorded net of a valuation allowance for slow moving and defective inventory of approximately $752,000 and $763,000,  respectively.

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

15.  Income Taxes

Milestone Scientific accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized

At September 30, 2019 and December 31, 2018, we had no uncertain tax positions that required recognition in the condensed consolidated financial statements. Milestone Scientific's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the condensed consolidated statements of operations. No interest and penalties are present for periods open. Tax returns for the 2015, 2016, 2017, and 2018 years are subject to audit by federal and state jurisdictions.

16.  Basic and diluted net loss per common share

Basic earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. In periods where there is net income, we applied the two-class method to calculate basic and diluted net income (loss) per share of common stock, as our Series A Convertible Preferred Stock (which automatically converted in full into Common Stock on May 2019 – see Note 8) was a participating security. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. In periods where there is a net loss, the two-class method of computing earnings per share would not apply as our Series A Convertible Preferred Stock did not  contractually participate in our losses.

The Company did not include any portion of outstanding options,  warrants or convertible preferred stock in the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented.  Such outstanding options and warrants totaled 5,004,415 and 6,703,553 at September 30, 2019 and December 31, 2018,  respectively. The application of the two-class method of computing earnings per share under general accounting principles for participating securities is not applicable during these periods because those securities do not contractually participate in its losses.

17.  Fair Value of Financial Instruments

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

The following table provides the carrying value and fair value of the Company’s financial assets or liabilities (see Note 8 ) measured at fair value on a recurring basis as of September 30, 2019.

	Carrying Value	Level 1	Level 2	Level 3

Derivative Warrants	$1,016,639	-	-	$1,016,639
Shares to be issued-liability	2,199,488	2,199,488	-	-
Total September 30, 2019	$3,216,127	$2,199,488	$-	$1,016,639

The following additional disclosures relate to the changes in fair value of the Company’s Level 3 instruments during the nine months ended September 30, 2019 :

September 30, 2019
Balance at beginning of year	$-
Warrants issued in connection with public offering (See Note 8)	376,497
Change in fair value of derivative liability	674,792
Exercise of liability classified warrants	(34,650)
Balance at end of period	$1,016,639

The Company had no assets or liabilities that were measured in the fair value on a recurring basis as of December 31, 2018.

18. Derivative Liability

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks; however, the Company has certain financial instruments that qualify as derivatives and are classified as liabilities on the balance sheet. The Company evaluates all its financial instruments to determine if those instruments or any potential embedded components of those instruments qualify as derivatives that need to be separately accounted for in accordance with FASB ASC 815, “Derivatives and Hedging”.  Derivatives satisfying certain criteria are recorded at fair value at issuance and marked-to-market at each balance sheet date with the change in the fair value recorded as income or expense. In addition, upon the occurrence of an event that requires the derivative liability to be reclassified to equity, the derivative liability is revalued to fair value at that date. See Note 8.

19.  Stock-Based Compensation

Share-based payments to employees, including grants of employee stock options, is recognized in the condensed consolidated statements of operations over the service period, as an operating expense, based on the grant-date fair values.

20.  Recent Accounting Pronouncements

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

On November 28, 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which changes the fair value measurement disclosure requirements of ASC 820. This ASU removes certain disclosure requirements regarding the amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of transfers between the levels. This ASU also adds disclosure requirements regarding unrealized gains and losses included in Other Comprehensive Income for recurring Level 3 fair value measurements and the range and weighted average of unobservable inputs used in Level 3 fair value measurements. ASU 2018-13 is effective for all entities with fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of ASU 2018-13. The Company is currently evaluating the impact of adopting this standard.

In June 2016, the FASB issued a new standard ASU 2016-13, “Financial Instruments – Credit Losses” (Topic 326). The new standard is intended to replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. It will be effective for all entities for fiscal years and interim periods, beginning after January 15, 2020. We are currently evaluating the impact of adopting this guidance on our consolidated balance sheet, results of operation and financial condition.

NOTE 4 — INVENTORIES

Inventories consist of the following:	September 30, 2019	December 31, 2018

Dental finished goods, net	$1,338,193	$1,609,000
Medical finished goods, net	196,958	188,133
Component parts and other materials	81,911	123,918
Total inventories	$1,617,062	$1,921,051

At September 30, 2019 and December 31, 2018, there is a reserve for slow moving medical finished goods of $450,039 and $454,183, respectively, and damaged or slow moving dental finished goods of $302,073 and $309,196, respectively. The reserve for the medical finished goods was primarily related to the delay in commercialization of the intra-articular medical instrument.

NOTE 5 — ADVANCES ON CONTRACTS

The advances on contracts represent funding of future STA, Epidural instruments, and epidural replacements parts. The balance of the advances as of September 30, 2019 and December 31, 2018 is approximately $628,000 and $649,000 respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

NOTE 6 – INVESTMENT IN AND TRANSACTIONS WITH UNCONSOLIDATED SUBSIDIARIES

Milestone China Ltd.

Ownership

In June 2014, Milestone Scientific invested $1 million in Milestone China Ltd. (“Milestone China”) by contributing 772 STA Instruments to Milestone China for a 40% ownership interest. Milestone Scientific recorded this investment under the equity method of accounting.

Related Party Transactions

Milestone China is Milestone Scientific’s exclusive distributor in China.  During 2017 and prior to the payment default during 2018, Milestone Scientific agreed to sell inventory to Milestone China and its agent. During 2018 Milestone Scientific entered into a payment arrangement with Milestone China to satisfy past due receivables from Milestone China and it’s agents which amounted to $2.8 million  at the time of the payment arrangement. The payment terms required payments of $200,000 per month beginning in July 2018 through November 2018 and a balloon payment of approximately $1,425,000 during December 2018. Milestone Scientific collected $950,000 under the payment arrangement which resulted in a deferred revenue and deferred cost balance of $1.8 million and $1.25 million, respectively. Due to the default on the arrangement  and Milestone China’s liquidity constraints, Milestone Scientific  halted  shipments to Milestone China and the Company has adjusted the accounts receivable related party and the deferred revenue related party based on the expected payment realization and recorded a reserve against the related deferred cost of $1.25 million during the fourth quarter of 2018.

Milestone Scientific recognized revenue associated with sales to Milestone China and it’s agents of zero and $100,000 For the three and nine months ended September 30, 2019, respectively. Milestone Scientific recognized $300,000 related party revenue from Milestone China and it’s agents during the three and nine months ended September 30, 2018.

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

At September 30, 2019 and December 31, 2018 , the deferred profit was $372,700 and $421,800, respectively, which is included in deferred profit, related party in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2019, Milestone Scientific recorded income on equity investment of  $0 and $49,100 respectively, for product sold by Milestone China to third parties. For the three and nine months ended September 30, 2018, Milestone Scientific recorded an earnings and loss on its investment of  $143,242, and $258,616 respectively, for product sold by Milestone China to third parties.

Equity Method Disclosures

At September 30, 2019 and December 31, 2018, Milestone Scientific's investment in Milestone China was $0. As of September 30, 2019 and December 31, 2018, Milestone Scientific’s share of cumulative losses of Milestone China were $4,361,103 and $3,380,388, respectively, which have been suspended.

The following table includes summarized financial information (unaudited) of Milestone China:

	September 30, 2019	December 31, 2018
Assets:	(unaudited)	(unaudited)
Current assets	$14,186,280	$10,587,648
Non-current assets	4,756,043	4,603,845
Total assets:	$18,942,323	$15,191,493

Liabilities:
Current liabilities	$23,477,542	$17,696,033
Stockholders' equity (deficit)	(4,535,219)	(2,504,900)
Total liabilities and stockholders’ deficit	$18,942,323	$15,191,133

	For the three months ended September 30, 2019	For the three months ended September 30, 2018	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$678,140	$1,710,473	$2,431,942	$3,795,507
Cost of goods sold	423,948	789,957	983,348	1,888,409
Gross profit	254,192	920,516	1,448,594	1,907,098
Other expenses	(598,324)	(1,371,085)	(3,900,382)	(3,742,737)
Net loss	$(344,132)	$(450,569)	$(2,451,788)	$(1,835,639)

NOTE 7 — PATENTS

	September 30, 2019
	Cost	Impairment	Accumulated Amortization	Net
Patents-foundation intellectual property	$1,377,863	$-	$(982,349)	$395,514
Total	$1,377,863	$-	$(982,349)	$395,514

	December 31, 2018
	Cost	Impairment	Accumulated Amortization	Net
Patents-foundation intellectual property	$1,377,863	$-	$(942,590)	$435,273
Epidural-Apad acquired patents	2,639,647	(1,539,794)	(1,099,853)	-
Total	$4,017,510	$(1,539,794)	$(2,042,443)	$435,273

Patents are amortized utilizing the straight-line method over estimated useful lives ranging from 3 to 20 years. Amortization expense was approximately  $13,000 and $40,000 for the three and nine months ended September 30, 2019, respectively. Amortization expense was approximately $332,000 and $801,000 for the three and nine months ended September 30, 2018, respectively.

During 2018, the Company determined  that the APAD Patents purchased in 2017 will not be further developed or commercialized before their estimated useful life expires. As such, management determined that these assets were impaired and a charge of approximately $1.5 million was recorded.

NOTE 8— STOCKHOLDERS’ EQUITY

PUBLIC OFFERING AND PRIVATE PLACEMENT

In February 2019, Milestone Scientific consummated a public offering and a private placement of Common Stock. The public offering generated gross proceeds of approximately $2.0 million for the issuance of 5,715,000 shares of common stock and warrants to purchase 1,428,750 shares of common stock. The warrants’ term is 5 years and they are exercisable at $0.50 per share. Subsequent to the public offering the underwriter exercised its over-allotment option and paid approximately $198,000 for 567,400 additional shares of common stock and 141,850 warrants.

Also, in February 2019, the Company generated gross proceeds from a private placement of approximately $250,000 for 714,286 shares of common stock and warrants to purchase 178,571 shares of common stock from  Bp4 S.p.A., a principal stockholder of Milestone Scientific, that exercised its right to participate on a pro-rata basis on the recent public offering. Bp4’s CEO is a director of Milestone Scientific and also Chief Executive Officer and Director of Wand Dental, a wholly owned subsidiary of Milestone Scientific. The warrants’ terms are 5 years and they are exercisable at $0.50 per share.

WARRANTS

The following table summarizes information about shares issuable under warrants outstanding at September 30, 2019 :

	Warrant shares outstanding	Weighted Average exercise price	Weighted Average remaining life	Intrinsic value
Outstanding at January 1, 2019	1,592,775	$2.55	$0.21	-
Issued	1,749,171	$0.50	$4.35	560,199
Exercised	(57,750)	$0.50	-	-
Expired or cancelled	-	-	-	-
Outstanding and exercisable at September 30, 2019	3,284,196	$1.49	$2.30	560,199

See below for shares and warrants issued in excess of authorized shares for 2019 accounting treatment.

PREFERRED STOCK

In May 2014, Milestone completed a private placement, which raised gross proceeds of $10 million, from the sale of $3 million of Milestone Scientific common stock (two million shares at $1.50 per share) and $7 million of our Series A Convertible Preferred Stock ("preferred stock") (7,000 shares at $1,000 per share).  These shares were convertible, at the option of the holder, into the number of shares of common stock equal to the stated value divided by $2.545, subject to anti-dilution adjustments, at any time before May 14, 2019.

These shares were mandatory convertible on May 14, 2019, into the number of shares of common stock equal to the stated value divided by $2.54 per share or $1.50 per share if the common stock does not trade at $3.15 for period of time, as defined by the agreements, both subject to anti-dilution adjustment.

On May 14, 2019, the mandatory conversion date, the Preferred Stock was converted at a rate of $1.17 per common share resulting in the issuance of 5,982,906 shares of common stock.

SHARES TO BE ISSUED

As of September 30, 2019, there were 2,294,734 shares to be issued whose issuance has been deferred under the terms of an employment agreements with the Chief Executive Officer, Chief Financial Officer and other employees of Milestone Scientific.  As of December 31, 2018, there were 1,908,813 shares, whose issuance has been deferred under the terms of an employment agreements with the Chief Executive Officer, Chief Financial Officer and other employees of Milestone Scientific. Such shares will be issued to each party upon termination of their employment.

As of September 30, 2019 and December 31, 2018, there were 351,612 and 561,752  shares to be issued to non-employees, respectively, that will be issued to non-employees for services rendered. The number of shares was fixed at the date of grant and were fully vested upon grant date.

See below for shares and warrants issued in excess of authorized shares for 2019 accounting treatment.

SHARES AND WARRANTS IN EXCESS OF AUTHORIZED SHARES

As a result of the shares and warrants issued in the public and private offerings as well as other issuance of common stock during 2019, the Company does not have a sufficient number of authorized shares of common stock to cover the exercise and issue of approximately 5,850,000 outstanding equity instruments. Therefore, the warrants issued in the public and private placements during 2019 and 2016 are classified as liabilities and will continue to be liability-classified until there are sufficient number of authorized shares of common stock to cover the shares issuable upon exercise of the warrants. As long as the warrants are liability-classified, they will continue to be re-measured each reporting period, with any increase or decrease in value recorded as a loss or gain in the condensed consolidated statement of operations.

The fair value of the warrants is determined using a Black-Scholes option pricing model. The following assumptions were used to value the warrants at the reclassification to liability date:

	2016 Warrants	2019 Warrants
Fair Value of Common Stock	$.36-$.83	$0.33
Expected Term	.2-.5 years	4.9 years
Volatility	86%-100%	83%
Dividend yield	0.00%	0.00%
Exercise Price	$2.55	$0.50
Risk-free interest rate	1.88%-2.09%	2.30%
Weighted average fair value of warrants granted	$-	$0.19
Number of shares underlying warrants granted	1,512,067	1,749,171

On the date of issuance and reclassification the fair value of the warrants was approximately $376,000.

As these warrants are liability-classified, they were revalued at September 30, 2019 using the following assumptions:

	2016 Warrants	2019 Warrants
Fair Value of Common Stock	$0.83	$0.08
Expected Term	0.2 years	4.4 years
Volatility	86%	86%
Dividend yield	0.00%	0.00%
Exercise Price	$2.55	$0.50
Risk-free interest rate	1.88%	1.55%
Weighted average fair value of warrants granted	$-	$0.61
Number of shares underlying warrants granted	1,512,067	1,691,421

As of September 30, 2019 the fair value of the warrants was approximately $1,017,000.  For the three and nine months ended September 30, 2019 the loss on the liability classified warrants was approximately $680,542 and $674,792, respectively.

Additionally, approximately 2.6 million of shares to be issued  are classified as liabilities until there are sufficient number of authorized shares of common stock to cover the issuance of such shares. These shares were valued at the trading price of a share of the Company’s common stock ($0.83 as of September 30, 2019 ) and they will continue to be re-measured each reporting period, with any increase or decrease in value recorded as a loss or gain in the condensed consolidated statement of operations. For the three and nine months ended September 30, 2019 the loss on the liability classified shares to be issued was approximately $1.2 million, respectively.  The value of the shares to be issued liability is approximately $2.2 million as of September 30 , 2019.

The Company plans to seek shareholder approval to increase the number of authorized shares of Common Stock at the next Shareholder’s meeting, which has been scheduled for December 17, 2019.

NOTE 9 — INCOME TAXES

Due to Milestone Scientific's history of operating losses, full valuation allowances have been provided for all of Milestone Scientific's deferred tax assets at September 30, 2019 and December 31, 2018 due to uncertainty as to their future realization.

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

NOTE 10 — SEGMENT AND GEOGRAPHIC DATA

We conduct our business through two reportable segments:  dental and medical. These segments offer different products and services to different customer base. The following tables present information about our reportable and operating segments:

	Three months ended September 30		Nine months ended September 30
Net Sales:	2019	2018	2019	2018
Dental	$1,884,321	$1,622,246	$6,042,580	$5,780,251
Medical	15,500	-	31,000	76,100
Total net sales	$1,899,821	$1,622,246	$6,073,580	$5,856,351

Operating Income (Loss):	2019	2018	2019	2018
Dental	$644,650	$(893,148)	$1,766,087	$119,613
Medical	(554,843)	(454,306)	(1,711,184)	(2,008,852)
Corporate	(1,036,541)	(3,200,126)	(2,927,655)	(6,084,685)
Total operating loss	$(946,734)	$(4,547,580)	$(2,872,752)	$(7,973,924)

Depreciation and Amortization:	2019	2018	2019	2018
Dental	$3,950	$3,889	$11,875	$12,133
Medical	2,424	2,530	7,424	21,884
Corporate	19,044	338,565	57,620	821,084
Total depreciation and amortization	$25,418	$344,984	$76,919	$855,101

Income (loss) before taxes and equity in earnings of affiliates:	2019	2018	2019	2018
Dental	$645,442	$(959,095)	$1,765,475	$125,734
Medical	(556,969)	(454,906)	(1,713,362)	(2,010,595)
Corporate	(2,937,140)	(3,133,819)	(4,777,693)	(6,088,167)
Total loss before taxes and equity in earnings of affiliate	$(2,848,667)	$(4,547,820)	$(4,725,580)	$(7,973,028)

Total Assets:	September 30, 2019	December 31, 2018
Dental	$4,745,889	$5,169,944
Medical	513,000	328,208
Corporate	983,631	902,816
Total assets	$6,242,520	$6,400,968

The following table presents information about our operations by geographic area for the three and nine months September 30, 2019 and 2018. Net sales by geographic area are based on the respective locations of our subsidiaries:

	Three months ended September 30		Nine months ended September 30
Domestic-US & Canada	2019	2018	2019	2018
Devices	$216,076	$119,190	$486,360	$251,743
Handpieces	812,655	369,027	2,632,199	2,296,533
Other	18,449	21,037	67,728	72,265
Total Domestic US & Canada	$1,047,180	$509,254	$3,186,287	$2,620,541
International ROW
Devices	391,768	$299,872	$1,016,683	$952,390
Handpieces	451,631	506,880	1,714,471	1,924,901
Other	9,242	6,240	56,139	58,519
Total International-ROW	$852,641	$812,992	$2,787,293	$2,935,810
International-China
Devices	$-	$-	$-	$-
Handpieces	-	300,000	100,000	300,000
Other	-		-
Total International	$-	$300,000	$100,000	$300,000
Domestic. International Analysis
Domestic-US & Canada	$1,047,180	$509,254	$3,186,286	$2,620,541
International -ROW	852,641	812,992	2,787,294	2,935,810
International -China	-	300,000	100,000	300,000
Total Product Sales	$1,899,821	$1,622,246	$6,073,580	$5,856,351

NOTE 11 – CONCENTRATIONS

Milestone Scientific has informal arrangements with third-party manufacturers of the STA, CompuDent ,CompuMed devices and handpieces, pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. Consequently, advances on contracts have been classified as current at September 30, 2019   and December 31, 2018. The termination of the manufacturing relationship with any of these manufacturers could have a material adverse effect on Milestone Scientific’s ability to produce and sell its products. Although alternate sources of supply exist, and new manufacturing relationships could be established, Milestone Scientific would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, because of termination of such a relationship, would have a material adverse effect on Milestone Scientific’s financial condition, business and results of operations.

For the three and nine months ended September 30, 2019 an aggregate of approximately 54% and 51%, respectively, of Wand Dental’s net product sales were to one customer/distributor. For the three and nine months ended September 30, 2018 an aggregate of approximately 44%  and 43%, respectively, of Wand Dental’s net product sales were to one customer/distributor. Accounts receivable for two customers/distributors amounted to approximately $2.7 million or 91%, or 59% and 32% of Milestone Scientific's gross accounts receivable as of September 30, 2019. Accounts receivable, including related party accounts receivable, for the major customer/distributor (i.e., Milestone China, a related party), amounted to approximately $3.1 million , or 82%, or 49% and 33% of Milestone Scientific's accounts receivable, as of December 31, 2018. As of September 30, 2019, Milestone China owed $1,817,990 to Milestone Scientific. Due to the delinquent nature of the scheduled payments and Milestone China’s further liquidity constraints, Milestone Scientific reduced accounts receivable, related party and deferred revenue, related party by $1,817,990 in 2018, this allowance remains recorded as of September 30, 2019 . Additionally, Milestone Scientific has a reserve of $1,250,928 at September 30, 2019 and December 31, 2018, against the associated deferred cost, related party which was recorded in 2018.

 NOTE 12 -- RELATED PARTY TRANSACTIONS

United Systems

Milestone Scientific has a manufacturing agreement with United Systems (whose controlling shareholder, Tom Cheng, is a significant stockholder of Milestone Scientific), the principal manufacturers of its handpieces, pursuant to which it manufactures products under specific purchase orders, but without minimum purchase commitments. Purchases from this manufacturer were approximately $549,000 and $1.1 million for the three and nine months ended September 30, 2019 , respectively.  Purchases from this this manufacturer were approximately $361,727 and $900,000 for the three and nine months ended September 30, 2018 respectively. As September 30, 2019 and December 31,2018, Milestone Scientific owed this manufacturer approximately $1.1 million, which is included in accounts payable, related party on the condensed consolidated balance sheets. In February 2019, Milestone Scientific board of directors granted United Systems (controlling shareholder, Tom Cheng) 285,714 shares of stock at $0.35 or $100,000 for consulting services. These shares were issued July 2019.

During  2018 Milestone Scientific through its wholly owned subsidiary, Wand Dental, entered into an agreement with United Systems. The agreement was a Royalty Agreement for handpieces sold to Milestone China by United Systems. United Systems will pay Wand Dental a royalty equal to the net profit that Wand Dental would have received if the handpieces were sold directly to Milestone China or its Agent. As of September 30, 2019 and  December 31, 2018, Wand Dental had deferred royalty income of $342,540 that will be recognized at the earlier of when payment of the royalties is received from United Systems or when collectability is deemed to be assured and is included in accounts receivable, related party and deferred revenue, related party on the condensed  consolidated balance sheets.

Also, during the year ended December 31, 2018, a Distribution Agreement was  executed between Wand Dental and United Systems. Under the Distribution Agreement United Systems purchased 1,000 STA instruments in June 2018, for delivery to Milestone China. Due to the related party nature and collectability concerns Wand Dental has deferred the sale. During 2018, Milestone Scientific had recorded deferred revenues and deferred costs associated with the sale to United Systems of $750,000 and $686,365, respectively. Milestone Scientific entered into a payment arrangement with Milestone China to satisfy past due receivables from Milestone China and it’s agents which amounted to $ 2.8 million at the time of the payment arrangement. The payment terms required payments of $200,000 per month beginning in July 2018 through November 2018 and a balloon payment of approximately $1,425,000 during December 2018. Due to the default on the arrangement  and Milestone China’s liquidity constraints, Milestone Scientific halted shipments to Milestone China. The Company has adjusted the accounts receivable related party and the deferred revenue related party based on the expected payment realization and recorded a reserve against the related deferred cost of $1.25 million which includes the sales to United Systems. The amounts due from United Systems described above are included in the adjustments and reserves for Milestone China. See Note 6.

In July 2019, United System issued a credit to the Company for approximately $151,000 for handpieces founded to be defective. The Company recorded the credit in cost of sales since  the Company previously recorded an allowance for against inventory during 2018.

Milestone China

Milestone Scientific owns a 40% interest in Milestone China. See Note 6.

Other

As of  September 30, 2019 and December 31, 2018 Milestone Scientific recorded deferred compensation and accrued pension for Leonard Osser of approximately $222,000 and $387,000  respectively which is included accrued expenses related party.

As of  September 30, 2019 and December 31, 2018 Milestone Scientific recorded deferred compensation  for Joseph D'Agostino of $20,000, respectively which is included accrued expenses related party.

As of  September 30, 2019 and December 31, 2018 Milestone Scientific recorded deferred compensation and accrued pension for Gian Trombetta  of approximately of $455,000 and 280,000  respectively which is included accrued expenses related party.

In November 2016, K. Tucker Andersen, a significant stockholder of Milestone Scientific, entered into a three-year agreement with Milestone Scientific to provide financial and business strategic services. Expenses recognized on this agreement were $25,000 and $75,000 for the three and nine months ended September 30, 2019 and 2018, respectively.

In January 2017, Milestone Scientific entered into a twelve-month agreement with Innovest S.p.A., a significant stockholder of Milestone Scientific, to provide consulting services. This agreement will renew for successive twelve-month terms unless terminated by Innovest S.p.A or Milestone Scientific. Expenses recognized on this agreement were $20,000  and $60,000 for the three and nine months ended September 30, 2019 and 2018, respectively.

The Director of Clinical Affairs’ royalty fee was approximately $92,831 and $291,024 for the three and nine months ended September 30, 2019,  respectively. The Director of Clinical Affairs’ royalty fee was approximately $77,907 and $284,437 for the three and nine months ended September 30, 2018,  respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of $39,000 and $117,000 for the three and nine months ended September 30, 2019 respectively. Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of $39,000 and $146,751 for the three and nine months ended September 30, 2018 respectively. As of September 30, 2019 and December 31, 2018, Milestone Scientific owed the Director Clinical Affairs for royalties of approximately $416,000 and $364,000, respectively, which is included in accounts payable, related party and accrued expense, related party.

NOTE 13 — COMMITMENTS

(1) Contract Manufacturing Agreement

Milestone Scientific has informal arrangements with third-party manufacturers of the STA, CompuDent®  CompuFlo Epidural and CompuMed® devices, pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. In January 2018, Wand Dental entered into a new purchase commitment for the delivery of 1,000 devices beginning in 2019.  In July 2019, the open purchase order was modified ,as of September 30, 2019 we have an open purchase order of $1,149,560 for 1,500 instruments and have advanced $434,605 as of September 30, 2019 against this purchase commitment. In August 2019, Milestone Medical entered into a new purchase commitment for the delivery of 100 Epidural instruments beginning  in 2020. As of September 30, 2019 we have an open purchase order of $299,000 for 100 Epidural instruments and have advanced $89,700 against this purchase commitment.

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

In August 2019, the Company made the decision to not renew the existing office lease and instead signed a seven (7) year lease in a new facility (the “Roseland Facility”). The new facility is located in Roseland, New Jersey,  the monthly lease payment is $9,275 commencing April 1, 2020.The Company is also responsible for electric charge equal to $2.00 per square foot which is equal to $11,130 annually, which shall be paid in equal monthly installments of $927.50. The Company will also be required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises in excess of new base year amounts.

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

●	The expected lease terms include non-cancellable lease periods. Renewal option periods are not included in the determination of the lease terms as they were not reasonably certain to be exercised.

The components of lease expense as of September 30, 2019 were as follows:

Lease cost	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$39,555	$118,664
Total lease cost	$39,555	$118,664
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	-	$118,664
Right-of-use assets obtained in exchange for new operating lease liabilities	-	-
Weighted-average remaining lease term - operating leases	-	0.4 years
Weighted-average discount rate - operating leases	-	9.2%

Maturities of lease liabilities due under these lease agreements as of September 30, 2019 are as follows:

2019 (excluding the 9 months ended September 30, 2019 )	Operating Leases
2020	$39,555
2021	15,976
2022	-
2023	-
Thereafter	-
Total lease payments	$55,531
Less: interest	$(714)
Total operating lease liabilities as of September 30, 2019	$54,817

Total lease payments presented in the table above excludes legally binding  minimum lease payments for operating leases signed for a  the Roseland Facility that will commence April 1, 2020.

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

NOTE 14— SUBSEQUENT EVENTS

Since the quarter ended September 30, 2019, the Company issued 239,629 shares of common stock for warrants exercised at  $0.50  for proceeds of $119,813.

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

On January 24, 2019, the Company received a letter from the Exchange stating that the Company’s Plan has been accepted by the Exchange. The Company is still not in compliance with Section(s) 1003(a)(i), (ii) and (iii) of the Company Guide and its listing on the Exchange is being continued pursuant to an extension granted by the Exchange. If the Company is not in compliance with the continued listing standards by May 20, 2020, or if the Company does not make progress consistent with the Plan, the Exchange will initiate de-listing procedures as appropriate. The Company may appeal a staff de-listing determination in accordance with Section 10 and Part 12 of the Company Guide.

In 2019, we remain focused on advancing efforts to achieve our three primary objectives in our medical sector, those being:

●	Identify distributors in the United States for the Epidural instruments, now that FDA clearance has been received;
●	Worldwide distribution of the CompuFlo Epidural Computer Controlled Anesthesia System; and
●	Finalize the Cosmetic device and obtain European Regulatory Approve (CE market clearance), upon securing additional funding.

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

Henry Schein also plans to increase the number of exclusive product specialist in 2020 and to train  an additional customer service representative to support dentists across North America through its exclusive product sales customer call center, as business volume increases.

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

During 2016, Milestone Scientific filed for 510(k) marketing clearance with the U.S. Food and Drug Administration (FDA) for both intra-articular and epidural injections with the CompuFlo System.  In June 2017, the FDA approved the CompuFlo System for epidural injections. Milestone Scientific is in the process of meeting with medical device distributors within the United States and foreign markets. Milestone Scientific’s immediate focus is on marketing its epidural device throughout the United States and Europe.

In December 2016, we received notification from the FDA that based upon the 510(k)-application submitted for intra- articular injections, we did not adequately document that the device met the equivalency standard required for 510(k) clearances. Following consultation with the FDA’s Office of Device Evaluation, we filed a new 510(k) application for the device in June 2018. In November 2018, the FDA provided Milestone Scientific with a  list of questions on the intra-articular 510(k) application filed in June 2018. Due to the delay in responding to FDA questions Milestone Scientific will be required to file a new 510(K) application, which we intend to do in 2019, subject to available funding.

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

In September 2019, the Company appointed a new President, Brent Johnston. The President will also be responsible for the growth of the Medical segment (Milestone Medical Inc.). The new President will evaluate the business and marketing operations of Milestone Medical Inc. over the next few months, and make the changes required to expedite the sales of the Epidural instrument in the USA and other countries in the world.

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by product category for the three months ending September 30, 2019 and 2018:

	Three months ended September 30,
Domestic-US & Canada	2019	2018
Devices	$216,076	$119,190
Handpieces	812,655	369,027
Other	18,449	21,037
Total Domestic US & Canada	$1,047,180	$509,254
International ROW
Devices	$391,768	$299,872
Handpieces	451,631	506,880
Other	9,242	6,240
Total International-ROW	$852,641	$812,992
International-China
Devices	$-	$-
Handpieces	-	300,000
Other	-	-
Total International	$-	$300,000

Total Product Sales	$1,899,821	$1,622,246

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by product category for the nine months ending September 30, 2019 and 2018:

	Nine months ended September 30,
Domestic-US & Canada	2019	2018
Devices	$486,360	$251,743
Handpieces	2,632,199	2,296,533
Other	67,728	72,265
Total Domestic US & Canada	$3,186,287	$2,620,541
International ROW
Devices	$1,016,683	$952,390
Handpieces	1,714,471	1,924,901
Other	56,1390	58,519
Total International-ROW	$2,787,293	$2,935,810
International-China
Devices	$-	$-
Handpieces	100,000	300,000
Other	-	-
Total International	$100,000	$300,000

Total Product Sales	$6,073,580	$5,856,351

Results of Operations

The following table sets forth the consolidated results of operations For the three months ended September 30, 2019 compared to 2018. The trends suggested by this table may not be indicative of future operating results:

	For three months ended September 30,
	2019	2018
Operating results:
Product sales, net	$1,899,821	$1,622,246
Cost of products sold	523,672	1,742,451
Gross profit	1,376,149	(120,205)

Operating expenses:
Selling, general and administrative expenses	2,314,943	2,886,081
Research and development expenses	7,940	1,500
Impairment to long lived assets	-	1,539,794
Loss from operations	(946,734)	(4,547,580)
Other income, and loss on earning net	(1,903,183)	143,015
Net loss	(2,849,917)	(4,404,565)
Net loss attributable to noncontrolling interests	12,941	11,742
Net loss attributable to Milestone Scientific Inc.	$(2,836,976)	$(4,392,823)

The following table sets forth the consolidated results of operations For the nine months ended September 30, 2019 compared to 2018. The trends suggested by this table may not be indicative of future operating results:

	For nine months ended September 30,
	2019	2018
Operating results:
Product sales, net	$6,073,580	$5,856,351
Cost of products sold	1,894,550	3,326,341
Gross profit	4,179,030	2,530,010

Operating expenses:
Selling, general and administrative expenses	6,941,964	8,748,485
Research and development expenses	109,815	215,655
Impairment to long lived assets	-	1,539,794
Loss from operations	(2,872,749)	(7,973,924)
Other income, and loss on earning net	(1,823,606)	243,987
Net loss	(4,696,355)	(7,729,937)
Net loss attributable to noncontrolling interests	35,343	118,424
Net loss attributable to Milestone Scientific Inc.	$(4,661,012)	$(7,611,513)

Cash flow:	September 30, 2019	September 30, 2018
Net cash used in operating activities	$(1,275,686)	$(1,957,602)
Net cash used in investing activities	(9,916)	(14,525)
Net cash provided by financing activities	2,253,422	(250,000)

For the three months ended September 30, 2019 compared to three months ended September 30, 2018

Net sales for 2019 and 2018 were as follows:

	2019	2018	Increase Decrease	%
Dental	$1,884,321	$1,622,248	$262,073	16%
Medical	15,500	-	15,500	0%
Total sales, net	$1,899,821	$1,622,248	$277,573	17%

Consolidated revenue for the three months ended September 30, 2019 and 2018, were approximately $1.9 million and $1.6 million, respectively. Dental revenue increased by approximately $262,000 during the three months ended September 2019 compared to 2018.  Domestic revenue increase of $770,000 was primarily related to re-stocking order for handpieces and devices from Henry Schein that was received in 3rd quarter 2019. International dental revenue decreased by approximately $192,000 for the three months ended September 2019 compared to 2018. China revenue decreased for three months ended September 30, 2019 by approximately $300,000 compared to 2018.

Gross Profit for 2019 and 2018 were as follows:

	2019	2018	Increase Decrease	%
Dental	$1,372,758	$(120,205)	$1,492,963	-1242%
Medical	3,391	-	3,391	100%
Total gross profit	$1,376,149	$(120,205)	$1,496,354	-1245%

Consolidated gross profit for the three months ended September 30, 2018 included a reserve of approximately $273,000 for certain dental handpieces. A claim has been made for reimbursement of this purchase to the broker and manufacture that provided the handpieces to the Company. This claim was settled in 2019, and the Company recorded a credit to cost of product sold of  $151,000 towards this claim. For the three months ended September 30, 2018, the Company recorded an allowance for handpieces and devices sold to Milestone China of approximately $790,000. Consolidated gross margin for the three months ended September 30, 2019 and 2018, was approximately 72% and -7%, respectively.

Selling, general and administrative expenses for 2019 and 2018 were as follows:

	2019	2018	Increase Decrease	%
Dental	$728,108	$772,943	$(44,835)	-6%
Medical	550,294	454,306	95,988	21%
Corporate	1,036,541	1,658,832	(622,291)	-38%
Total selling, general and administrative expenses	$2,314,943	$2,886,081	$(571,138)	-20%

Consolidated selling, general and administrative expenses for the three months ended September 30, 2019 and 2018, were approximately $2.3 million and $2.9 million, respectively. The decrease of approximately $571,00 is related to  a decrease compensation, marketing, deprecation  and professional fees of approximately $600,000 offset by an increase in travel, expense, and employee related expenses of approximately $29,000 for the three months ending September 30, 2019.

Research and Development for 2019 and 2018 were as follows:

	2019	2018	Increase Decrease	%
Dental	$-	$-	$-	0%
Medical	7,940	1,500	6,440	429%
Corporate	-	-	-	0%
Total research and development	$7,940	$1,500	$6,440	429%

Consolidated research and development expenses for the three months ended September 30, 2019 and 2018, were approximately $8,000 and $2,000, respectively.

Profit (Loss) from Operations for 2019 and 2018 were as follows:

	2019	2018	Increase Decrease	%
Dental	$644,650	$(893,148)	$1,537,798	-172%
Medical	(554,843)	(454,306)	(100,537)	22%
Corporate	(1,036,541)	(3,200,126)	2,163,585	-68%
Total loss from operations	$(946,734)	$(4,547,580)	$3,600,846	-79%

The loss from operations was approximately $1.0 million and $4.5 million for the three months ending September 30, 2019 and 2018, respectively, an decrease of approximately $3.6 million. As noted above, third quarter sales in 2018 did not include the quarterly re-stocking order for handpieces and devices from Henry Schein of approximately $773,000. Additionally, during the third quarter in 2018, Milestone Scientific charged approximately $1.5 million to the Corporate segment for an impairment of long-lived assets (Apad patents). The Company also record an reserve for slow moving inventory of  approximately $289,000 and a reserve of approximately $273,000 for certain dental handpieces during third quarter 2018. The dental segment of the business continues to control expenses and provided a profit for the period. Costs in the medical segment are increasing as personnel are hired in the U.S. to focus on our domestic Epidural device business.

For the nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Net sales for 2019 and 2018 were as follows:

	2019	2018	Increase Decrease	%
Dental	$6,042,580	$5,780,251	$262,329	5%
Medical	31,000	76,100	(45,100)	-59%
Total sales, net	$6,073,580	$5,856,351	$217,229	4%

Consolidated revenue for the nine months ended September 30, 2019 and 2018 was approximately $6.1 million, and $5.9 million, respectively. Dental revenue increased by $262,00 during the nine months ended September 2019 compared to 2018.  Domestic revenue increase of $770,000 was primarily related to re-stocking order for handpieces and devices from Henry Schein that was received in 3rd quarter 2019. International dental revenue decreased by approximately $192,000 for the nine months ended September 2019 compared to 2018. China revenue decreased for nine months ended September 30, 2019 by approximately $300,000 compared to 2018.

Gross Profit for 2019 and 2018 were as follows:

	2019	2018	Increase Decrease	%
Dental	$4,168,927	$2,710,882	$1,458,045	54%
Medical	10,103	(180,872)	190,975	-106%
Total gross profit	$4,179,030	$2,530,010	$1,649,020	65%

Consolidated gross margin for the nine months ended September 30, 2019 and 2018, was approximately 69% and 43%, respectively.  During the nine months ended September 30, 2018 a reserve of approximately $273,000 for certain dental handpieces was incurred. A claim has been made for reimbursement of this purchase to the broker and manufacture that provided the handpieces to the company. This claim was settled in 2019,  and the Company record a credit to cost of product sold of $151,000 towards this claim. For the nine months ended September 30, 2018, the Company recorded an allowance for handpieces and devices sold to Milestone China of approximately $790,000.

Selling, general and administrative expenses for 2019 and 2018 were as follows:

	2019	2018	Increase Decrease	%
Dental	$2,402,840	$2,591,269	$(188,429)	-7%
Medical	1,611,472	1,762,972	(151,500)	-9%
Corporate	2,927,655	4,394,244	(1,466,589)	-33%
Total selling, general and administrative expenses	$6,941,967	$8,748,485	$(1,806,518)	-21%

Consolidated selling, general and administrative expenses for the nine months ended September 30, 2019 and 2018 were approximately $6.9 million and $8.7 million, respectively a decrease of $1.8 million. The decrease of approximately $1.8 million is related to a decrease compensation, depreciation and professional fees of approximately $2 million offset by an increase in travel, marketing, and quality control expenses of approximately $208,000 for the three months ending September 30, 2019.

Research and Development for 2019 and 2018 were as follows:

	2019	2018	Increase Decrease	%
Dental	$-	$-	$-	0%
Medical	109,815	65,008	44,807	69%
Corporate	-	150,647	(150,647)	-100%
Total research and development	$109,815	$215,655	$(105,840)	-49%

Research and development expenses for the nine months ended September 30, 2019 and 2018, were approximately $110,000 and $216,000, respectively. The decrease is due to management discretion and curtailment in the development of several new projects that were being worked on during 2018 which was curtailed in 2019.  In 2019, Management decided make modification to some  Epidural instruments for the development of an Epidural trainer instruments, CompuFlo® Epidural Trainer (CompuFlo Trainer), an instructional instrument that uses pressure sensing technology to improve epidural placement success. The CompuFlo Epidural Trainer is for training purposes only and not intended for clinical use.

Profit (Loss) from Operations for 2019 and 2018 were as follows:

	2019	2018	Increase Decrease	%
Dental	$1,766,087	$119,613	$1,646,474	1377%
Medical	(1,711,184)	(2,008,852)	297,668	-15%
Corporate	(2,927,655)	(6,084,685)	3,157,030	-52%
Total loss from operations	$(2,872,752)	$(7,973,924)	$5,101,172	-64%

The loss from operations was approximately $2.9 million and $7.9 million for the nine months ended September 30, 2019 and  2018 respectively an decrease of $5.1 million. As noted above, third quarter sales in 2018 did not include the quarterly re-stocking order for handpieces and devices from Henry Schein of approximately $773,000. Additionally, during the third quarter in 2018, Milestone Scientific charged approximately $1.5 million to the Corporate segment for an impairment of long-lived assets (Apad patents). The company also record an reserve for slow moving inventory of  approximately $289,000 and a reserve of approximately $273,000 for certain dental handpieces during third quarter 2018. The dental segment of the business continues to control expenses and provided a profit for the period. Costs in the medical segment are increasing as personnel are hired in the U.S. to focus on our domestic Epidural device business.

Liquidity and Capital Resources

At September 30, 2019, Milestone Scientific had cash and cash equivalents of approximately $1.7 million and negative working capital of approximately $1.9 million versus working capital of $1 million at December 31, 2018.  For the nine months ended September 30, 2019, we had negative cash flows from operating activities of approximately $1.3 million. Based on current and expected cash to be used in operating activities substantial doubt exists about the Company’s  ability to continue as a going concern for at least the next twelve months from the filing date of this quarterly report.

Management believes that the current cash flow and support from the dental business will not be able to mitigate  the expected selling expenditures for commercialization of the Epidural  medical device, as well as other operating expenditures and  new product development programs,  over the next twelve months from the filing date of this quarterly report. Without additional funding  a delay, scale back or elimination of some or all of the Company’s medical commercial strategy or development programs could be required, all of which could have a material adverse impact on the Company.

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

Item 4. Controls and Procedures

Milestone Scientific’s Interim Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of Milestone Scientific’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, Milestone Scientific’s Interim Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of September 30, 2019 are effective to ensure that information required to be disclosed in the reports Milestone Scientific files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Milestone Scientific's management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There have been no changes in Milestone Scientific’s internal control over financial reporting that occurred during Milestone Scientific’s last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, Milestone Scientific’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Milestone Scientific is not involved in any material litigation.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and use of proceeds

During the quarter ended September 30, 2019, the Company issued 316,824 shares of common stock in payment of $123,000 of consulting expenses incurred by the Company.

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
Date: November 14, 2019