Form 10-K/A
period 2019-12-31
MILESTONE SCIENTIFIC INC.
filed 2020-04-02
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of June 28, 2019, the last business day of the registrants most recently completed second fiscal quarter, the aggregate market value of the common stock held by non- affiliates of the issuer was $15,368,647. This amount is based on the closing price of $.36 per share of the registrant's common stock as of such date, as reported on the NYSE American. As of March 30, 2020, the registrant has a total of 49,410,176 shares of Common Stock, par value $0.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Milestone Scientific Inc. (the “Company” or “Milestone Scientific”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) pursuant to General Instruction G(3) to Form 10-K, which amends and supplements our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020 (the “Form 10-K”). This Form 10-K/A updates the information contained in Part IV, Item 15 to file two new exhibits to this Form 10-K/A and to re-file required updated certifications under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, the Company is not including the individual certification pursuant to Section 302 regarding financial statements, regarding disclosure control procedures, or regarding internal controls over financial reporting. Additionally, because no financial statements are contained within this Form 10-K/A, the Company is not required to file the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Form 10-K.

MILESTONE SCIENTIFIC INC.

Annual Report on Form 10-K/A

For Fiscal Year Ended December 31, 2019

TABLE OF CONTENTS

PART IV
Item 15.	Exhibits and Financial Statement Schedules	1

SIGNATURES		3

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

1	Financial Statements. See Index to Financial Statements on page F-1.*

2	Financial Statement Schedule
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

Exhibit No	Description
3.1	Restated Certificate of Incorporation of Milestone filed on September 6, 2013 (6)
3.2	Form of Certificate of Designation filed on April 18, 2014 (7)
3.3	Certificate of Correction to the Certificate of Designation filed on May 12, 2014 (8)
3.4	Certificate of Amendment to Restated Certificate of Incorporation**
3.5	Amended and Restated By-laws of Milestone filed April 1, 2019
4.1	Specimen stock certificate (1)
4.3	Form of Common Stock Purchase Warrant issued in the 2016 Public Offering (11)
4.4	Form of Common Stock Purchase Warrant issued in the Feb. 2019 Public Offering (16)
4.5	Form of Common Stock Purchase Warrant issued in the Feb. 2019 Private Placement (17)
4.6	Description of Registrant's Securities**
10.1	Lease dated November 25, 1996 between Livingston Corporate Park Associates, L.L.C. and Milestone (2)
10.2	Lease amendment dated April 28, 2004 between Livingston Corporate Park Associates, L.L.C. And Milestone (3)
10.3	2011 Equity Compensation Plan (4)
10.4	Master Supply and Distribution Agreement, dated July 3, 2013, between Milestone Scientific Inc and Tri-anim Health Services, Inc (5)
10.5	Agreement with Mark Hochman, dated July 2015 (8)
10.6	Investment Agreement, dated April 15, 2014, between Milestone Scientific Inc. and BP4 S.p.A. (7)
10.7	Exclusive Distribution and Supply Agreement, dated as of June 20, 2016, among Milestone Scientific Inc., Wand Dental, Inc. and Henry Schein, Inc. (9)
10.8ǂ	Amended and Restated Employment Agreement, dated December 1, 2016, between Wand Dental Inc. and Gian Domenico Trombetta (10)
10.9	Final Form of Asset Purchase Agreement, dated June 2, 2017, among APAD Octrooi B.V., APAD B.V., and Milestone Scientific Inc. (12)
10.10	Final form of the Memorandum of Agreement, dated June 6, 2017, between Solee Science & Technology U.S.A. Ltd. and Milestone Scientific Inc. (13)
10.11	Final form of the Promissory Note, dated June 6, 2017, in the principal amount of $1,275,000 made by Solee Science & Technology U.S.A. Ltd. to Milestone Scientific Ltd. (13)
10.12	Final form of the Stock Option Agreement, dated June 6, 2017, Solee Science & Technology U.S.A. Ltd. and Milestone Scientific Inc. (18)
10.13ǂ	New Employment Agreement between Milestone Scientific Inc. and Leonard Osser dated as of July 11, 2017. (14)
10.14ǂ	Employment Agreement between Milestone Scientific Inc. and Daniel Goldberger dated as of July 11, 2017. (14)
10.15ǂ	Covenant Agreement between Milestone Scientific Inc. and Daniel Goldberger dated and effective as of July 11, 2017. (14)
10.16ǂ	Consultant Agreement between Milestone Medical Inc. and U.S. Asian Consulting Group, LLC dated as of July 10, 2017. (15)
10.17	Underwriting Agreement, dated as of February 1, 2019 between Milestone Scientific Inc. and Maxim Group LLC, as underwriter (16)
10.18	Stock Purchase Agreement, dated as of February 8, 2019 between Milestone Scientific Inc. and BP4 S.p.A. (17)
21.1	List of Subsidiaries*
23.1	Consent of Friedman, LLP*

31.1	Rule 13a-14(a) Certification-Chief Executive Officer**
31.2	Rule 13a-14(a) Certification-Chief Financial Officer**
32.1	Section 1350 Certifications-Chief Executive Officer*
32.2	Section 1350 Certifications-Chief Financial Officer*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
*	Previously filed with Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 30, 2020.
**	Filed herewith.

ǂ	Indicates management contract or compensatory plan or arrangement.

1)	Incorporated by reference to Amendment No. 1 to Milestone Scientific’s Registration Statement on Form 10-KSB for the year ended May 15, 1995
2)	Incorporated by reference to Milestone Scientific’s Form 10-KSB for the year ended December 31, 1996.
3)	Incorporated by reference to Milestone Scientific’s Form 10-KSB for the year ended December 31, 2004.
4)	Filed as Appendix A to Milestone Scientific’s Proxy Statement filed with the SEC on May 2, 2011 and incorporated herein by reference.
5)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on July 9, 2013.
6)	Incorporated by reference to Milestone Scientific’s Form 10-K for the year ended December 31, 2013.
7)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on April 18, 2014.
8)	Incorporated by reference to Milestone Scientific’s Form 10-K for the year ended December 31, 2015.
9)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on June 30, 2016.
10)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on December 2, 2016.
11)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on December 16, 2016.
12)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on June 2, 2017.
13)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on June 7, 2017.
14)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on July 10, 2017.
15)	Incorporated by reference to Milestone Scientific’s Form 10-Q filed with the SEC on August 14, 2017.
16)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on February 1, 2019.
17)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on February 14, 2019.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Milestone Scientific Inc.
By:	/s/ Joseph D’Agostino
Chief Financial Officer

 Date: April 2, 2020

3