Form 10-Q
period 2020-03-31
MILESTONE SCIENTIFIC INC.
filed 2020-05-15
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-14053

Milestone Scientific Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3545623
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

425 Eagle Rock Avenue Suite 403, Roseland, NJ 07068

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

As of May 15, 2020, the registrant has a total of 55,425,986 shares of Common Stock, $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

MILESTONE SCIENTIFIC INC.

Form 10-Q

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends that may affect Milestone Scientific’s future plans of operations, business strategy, results of operations and financial condition. Milestone Scientific wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Milestone Scientific’s plans and objectives are based, in part, on assumptions involving the continued expansion of its business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Milestone Scientific. Although Milestone Scientific believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of the substantial doubt relating to our ability to continue as a going concern, the potential delisting of our shares from the NYSE American, our history of operating losses that are expected to continue, requiring additional funding, which we may be unable to raise when needed (which may force us to delay, curtail or eliminate commercialization efforts of our CompuFlo® Epidural Computer Controlled Anesthesia System), the ongoing COVID-19 pandemic, the early stage operations of and relative lack of acceptance of our medical products, relying exclusively on two third parties to manufacture our products, changes in our informal manufacturing arrangements made by the manufacturers of our products and disruptions at the manufacturing facilities of our manufacturers exposes us to risks that may harm our business, raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights, if physicians do not accept or use our CompuFlo® Epidural Computer Controlled Anesthesia System our ability to generate revenue from sales will be materially impaired, exposure to the risks inherent in international sales and operations, including China, and developments by competitors may render our products or technologies obsolete or non-competitive, the inclusion of such information should not be regarded as a representation by Milestone Scientific or any other person that the objectives and plans of Milestone Scientific will be achieved. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and the actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in Milestone Scientific’s reports, including without limitations, Milestone Scientific's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”). Milestone Scientific disclaims any intent or obligation to update such forward-looking statements.

Milestone Scientific is the owner of the following registered U.S. trademarks: CompuDent®; CompuMed®; CompuFlo®; DPS Dynamic Pressure Sensing technology®; Milestone Scientific ®; the Milestone logo ®; SafetyWand®; STA Single Tooth Anesthesia Device®; and The Wand ®.

Part I- Financial Information

Item 1. Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2020	December 31, 2019
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$765,975	$1,516,272
Accounts receivable, net	1,289,538	1,710,665
Prepaid expenses and other current assets	707,011	519,063
Inventories, net	1,722,825	1,620,509
Advances on contracts	775,833	710,662
Total current assets	5,261,182	6,077,171
Furniture, fixtures and equipment, net	29,961	44,976
Patents, net	369,007	382,260
Right of use asset	690,301	15,977
Other assets	24,150	35,905
Total assets	$6,374,601	$6,556,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,443,742	$1,379,425
Accounts payable, related party	1,389,319	1,358,752
Accrued expenses and other payables	832,329	775,055
Accrued expenses, related party	1,162,607	1,057,957
Lease liabilities, current	71,760	15,977
Deferred profit, related party	340,476	340,476
Total current liabilities	5,240,233	4,927,642
Lease liability, non-current	646,539	-
Total liabilities	$5,886,772	$4,927,642

Commitments and contingencies

Stockholders’ equity
Common stock, par value $.001; authorized 75,000,000 shares; 49,893,534 shares issued and 49,860,201 shares outstanding as of March 31, 2020; 49,410,176 shares issued and 49,376,843 shares outstanding as of December 31, 2019;	49,893	49,410
Additional paid in capital	96,553,976	96,082,324
Accumulated deficit	(95,124,512)	(93,524,297)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific Inc. stockholders' equity	567,841	1,695,921
Noncontrolling interest	(80,012)	(67,274)
Total stockholders’ equity	$487,829	$1,628,647

Total liabilities and stockholders’ equity	$6,374,601	$6,556,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2020	2019
Product sales, net	$1,811,386	$1,915,909
Cost of products sold	527,250	618,694
Gross profit	1,284,136	1,297,215

Selling, general and administrative expenses	2,785,262	2,109,050
Research and development expenses	107,480	6,346
Total operating expenses	2,892,742	2,115,396
Loss from operations	(1,608,606)	(818,181)

Other expenses	(4,210)	(2,264)
Interest income	113	1,019
Change in fair value of derivative liability	-	40,260
Loss before provision for income taxes and net of equity investments	(1,612,703)	(779,166)
Provision for income taxes	(250)	(4,465)
Loss before equity in net earnings (losses) of equity investments	(1,612,953)	(783,631)
Earnings from China Joint Venture	-	(9,564)
Net loss	(1,612,953)	(793,195)
Net loss attributable to noncontrolling interests	(12,738)	(10,443)
Net loss attributable to Milestone Scientific Inc.	(1,600,215)	(782,752)

Net loss per share applicable to common stockholders—
Basic
Diluted	$(0.03)	$(0.02)
	(0.03)	(0.02)
Weighted average shares outstanding and to be issued—
Basic	49,730,252	40,531,762
Diluted	49,730,252	40,531,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	Preferred Stock Shares	Preferred Stock		Common Stock Share		Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total
Balance, January 1, 2020	-	-			49,410,176	49,410	96,082,324	(93,524,297)	(67,274)	(911,516)	1,628,647
Stock based compensation	-	-			-	-	30,715	-	-	-	30,715
Common stock issued to employee for compensation	-	-			22,633	23	14,989	-	-	-	15,012
Common stock to be issued for payment of consulting services	-	-	-	-	-	-	25,000	-	-	-	25,000
Common stock to be issued to employees for bonuses					-	-	171,046	-	-	-	171,046
Common stock issued for warrants	-	-			460,725	460	229,902	-	-	-	230,362
Net loss	-	-			-	-	-	(1,600,215)	(12,738)	-	(1,612,953)
Balance, March 31, 2020	-	-			49,893,534	49,893	96,553,976	(95,124,512)	(80,012)	(911,516)	487,829

	Preferred Stock Shares	Preferred Stock	Common Stock Share	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total
Balance, January 1, 2019	7,000	$7	36,329,600	$36,330	$88,414,718	$(85,999,929)	$(11,402)	$(911,516)	$1,528,208
Stock based compensation	-	-	-	-	56,988	-	-	-	56,988
Common stock to be issued to employees for bonuses	-	-	175,715	175	61,325	-	-	-	61,500
Common stock to be issued for payment of consulting services	-	-	118,115	118	39,882	-	-	-	40,000
Common stock to be issued to employee for compensation	-	-	22,727	23	7,477	-	-	-	7,500
Common stock to be issued to board of directors for services rendered	-	-	20,588	21	6,979	-	-	-	7,000
Common stock issued in public offering	-	-	6,282,400	6,281	1,968,265	-	-	-	1,974,546
Common stock issued in private offering	-	-	714,286	714	249,286	-	-	-	250,000
Reclassification of warrants and Shares to be issued to derivative liability (Note 8)	-	-	-	-	(406,045)	-	-	-	(406,045)
Net loss	-	-	-	-	-	(782,752)	(10,443)	-	(793,195)
Balance, March 31, 2019	7,000	$7	43,663,431	$43,662	$90,398,875	$(86,782,681)	$(21,845)	$(911,516)	$2,726,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,612,953)	$(793,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	23,966	12,792
Amortization of patents	13,253	13,252
Stock compensation	30,715	56,988
Employee bonus paid in stock	171,046	-
Loss (Income) from earnings on China joint venture	-	9,564
Change in fair value of derivative liability	-	(40,260)
Non-cash operating lease expense	27,627	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	421,127	465,710
Decrease in accounts receivable, related party	-	50,000
Decrease in other receivables	11,755	9,523
(Increase) decrease in inventories	(102,316)	59,760
(Increase) decrease in advances on contracts	(65,171)	118,669
Increase in prepaid expenses and other current assets	(165,032)	(181,410)
(Decrease) increase in accounts payable	64,317	(6,772)
(Decrease) increase in accounts payable, related party	30,567	(263,043)
Decrease in deferred cost, related party	-	25,398
Increase in accrued expenses	255,426	182,638
(Decrease) increase in accrued expenses, related party	(76,406)	110,215
(Decrease) in deferred revenue, related party	-	(50,000)
Net cash used in operating activities	(972,079)	(220,171)
Cash flows from investing activities:
Purchase of property and equipment	(7,138)	(8,104)
Net cash used in investing activities	(7,138)	(8,104)
Cash flows from financing activities:
Proceeds from exercise of warrants	230,362	-
Payments of finance leases	(1,442)	-
Net proceeds from Public Placement Offering	-	1,974,546
Net proceeds from Private Placement Offering	-	250,000
Net cash provided by financing activities	228,920	2,224,546
Net increase (decrease) in cash and cash equivalents	(750,297)	2,035,826
Cash and cash equivalents at beginning of period	1,516,272	1,996,271
Cash and cash equivalents at end of period	$765,975	$2,739,700

Supplemental non-cash disclosure of cash flow information:
Shares issued to board of directors	$-	$61,500
Shares issued to board of directors for services rendered	$-	$7,500
Shares issued to employees for compensation	$182,500	$7,000
Shares issued to consultants in lieu of cash payments	$25,000	$40,000
Initial recognition of operating lease-right of use assets	$706,251	$166,292
Initial recognition of operating lease right to used liabilities	$(706,251)	$(166,292)
Derivative liability	$-	$(406,045)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

Milestone Scientific was incorporated in the State of Delaware in August 1989. Milestone Scientific is a medical technology research and development company that patents, designs, develops and commercializes innovative diagnostic and therapeutic injection technologies and devices for medical, dental, cosmetic and veterinary applications. Since our inception, we have engaged in pioneering proprietary, innovative, computer-controlled injection technologies and solutions for the medical and dental markets. Milestone Scientific has developed a proprietary, computer-controlled anesthetic delivery device, using The Wand®, a single use disposable handpiece. The device is marketed in the dental market under the trademark CompuDent®, and STA Single Tooth Anesthesia System® and in the medical market under the trademark CompuMed®. CompuDent® is suitable, for all dental procedures that require local anesthetic. CompuMed® is suitable upon regulatory approval, as required, for many medical procedures regularly performed in Plastic Surgery, Hair Restoration Surgery, Podiatry, Colorectal Surgery, Dermatology, Orthopedics and many other disciplines. The dental devices are sold in the United States, Canada and in 60 other countries.

During 2016, Milestone Scientific filed for 510(k) marketing clearance with the U.S. Food and Drug Administration (FDA) for both intra-articular and epidural injections with the CompuFlo® Computer Controlled Anesthesia System.  In June 2017, the FDA approved the CompuFlo® Epidural Computer Controlled Anesthesia System for epidural injections. Milestone Scientific is in the process of introductory meetings with medical device distributors within the United States and foreign markets. Milestone Scientific’s immediate focus is on marketing its epidural device throughout the United States and Europe. To date there have been eleven medical devices sold in the United States and limited amounts sold internationally, although certain medical devices have obtained CE mark approval and can be marketed and sold in most European countries.

In December 2016, we received notification from the FDA that based upon the 510(k)-application submitted for intra- articular injections, we did not adequately document that the device met the equivalency standard required for 510(k) clearances. Following consultation with the FDA Office of Device Evaluation, we intend to file a new 510(k) application for the device in 2020, subject to sufficient funds being available.

In November 2019 , Milestone Scientific received a letter from NYSE American LLC (the “Exchange”) stating that the Company was not in compliance with the continued listing standards as set forth in Section(s) 1003(a)(i), (ii), and (iii) of the NYSE American Company Guide (the “Company Guide”).On December 20, 2019 , the Company submitted a plan of compliance (the “Plan”) to the Exchange addressing how it intends to regain compliance with Section(s) 1003(a)(i), (ii) and (iii) of the Company Guide by May 20, 2020. On January 24, 2019, the Company received a letter from the Exchange stating that the Company’s Plan has been accepted by the Exchange. The Company is not yet in compliance with Section(s) 1003(a)(i), (ii) and (iii) of the Company Guide and does not expect to be in compliance by the May 20th requirement.

The coronavirus (COVID-19) that was reported to have surfaced in Wuhan, China in December 2019 and that has now spread to other countries throughout the world has and is expected to adversely impact our operations and those of our third-party partners. Additionally, the continued spread of the virus could negatively impact the manufacture, supply, distribution and sale of our products. As a result of the reduced hours and closings of dental offices throughout the country and the rest of the world due to the continuing spread of  COVID-19, we anticipate that our revenue for the second quarter, and possibly the third quarter, will be  adversely affected. At this point in time, it is too early to determine an estimate of what those  impacts will be, or the effect COVID-19 may have on our fourth quarter revenue. In addition, it is too early to determine what the effect will be on the anticipated commercialization of our CompuFlow Epidural system as a medical device during  2020. The extent to which the coronavirus impacts our operations or those of our third-party partners also depend on future developments which are still highly uncertain and cannot be predicted with confidence at this time. Such future developments could have a material adverse effect on our financial results and our ability to conduct business as expected.

NOTE 2- GOING CONCERN AND LIQUIDITY

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. Milestone Scientific has incurred operating losses and negative cash flows from operating activities in virtually each year since its inception. At  March 31, 2020, the Company’s cash on hand was approximately $766,000. Based on the expected cash needed for operating activities, the Company’s current cash and liquidity is not considered sufficient to finance the operating requirements for at least the next 12 months from the filing date of this report. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In April 2020, the Company completed an underwritten offering of 5,420,000 shares of its common stock and warrants to purchase up to an aggregate of 2,705,000 shares of common stock, inclusive of the underwriter’s overallotment option, for net proceeds of approximately $4.7 million. See Note 14.

In addition, Milestone Scientific is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue from its dental business worldwide, the generation of revenue from its medical devices and disposables business in the United States and worldwide, as well as considering  other strategic plans or transactions. However, as described in Note 1, the COVID-19 pandemic is expected to have an adverse effect on the Company’s operations and cash flows for at least the next two quarters and possibly longer depending on the length and severity of the pandemic in important dental markets. Management is actively pursuing additional financing and/or other strategic plans and transactions but can provide no assurances that such financing or other strategic plans will be available on acceptable terms, or at all. Further, the extreme volatility in the financial markets due to COVID-19, as well as the expected non-compliance with the NYSE May 20th, 2020 requirement (Note 1) may make it more difficult to raise sufficient capital when needed or execute other strategic plans or transactions.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Milestone Scientific and its wholly owned and majority owned subsidiaries, including, Wand Dental (wholly owned), Milestone Advanced Cosmetic (majority owned), Milestone Education (wholly owned) and Milestone Medical (majority owned). All significant, intra-entity transactions and balances have been eliminated in consolidation.

2. Basis of Presentation

The unaudited condensed consolidated financial statements of Milestone Scientific have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions for Form 10Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present such interim results. Interim results are not necessarily indicative of the results of operations which may be expected for a full year or any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019, included in Milestone Scientific's Annual Report on Form 10-K.

3.  Reclassifications

Certain reclassification has been made to the 2019 financial statements to conform to the condensed consolidated 2020 financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

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

Disaggregation of Revenue

We operate in two operating segments: dental and medical. Therefore, results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. See Note 10 for revenues by geographical market, and product category for the three months ended March 31, 2020 and 2019.

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

Because Milestone Scientific has a variable interest in Milestone China it considered the guidance in ASC 810, “Consolidation” as it relates to determining whether Milestone China is a VIE and, if so, identifying the primary beneficiary. Milestone Scientific would be considered the primary beneficiary of the VIE if it has both of the following characteristics:

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

8.  Accounts Receivable

Milestone Scientific sells a significant amount of its product on credit terms to its major distributors. Milestone Scientific estimates losses from the inability of its customers to make payments on amounts billed. Most credit sales are due within 90 days from invoicing. There have not been any significant credit losses incurred to date. As of March 31, 2020, and December 31, 2019, accounts receivable was recorded, net of allowance for doubtful accounts of $10,000.

9.  Inventories

Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or net realizable value. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess, slow moving, defective, and obsolete inventory is recorded if required based on past and expected future sales, potential technological obsolescence and product expiration requirements. As of March 31, 2020, and December 31, 2019 , inventory was recorded net of a valuation allowance for slow moving and defective inventory of approximately $768,000, respectively.

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

14.  Research and Development

Research and development costs, which consist principally of new product development costs payable to third parties, are expense as incurred. Advance payments for the research are amortized to expense either as services are performed or over the relevant service period using the straight-line method.

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

At March 31, 2020 and December 31, 2019 , we had no uncertain tax positions that required recognition in the condensed consolidated financial statements. Milestone Scientific's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the condensed consolidated statements of operations. No interest and penalties are present for periods open. Tax returns for the 2016, 2017, and 2018 years are subject to audit by federal and state jurisdictions.

16.  Basic and diluted net loss per common share

Basic earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. In periods where there is net income, we applied the two-class method to calculate basic and diluted net income (loss) per share of common stock, as our Series A Convertible Preferred Stock was a participating security. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. In periods where there is a net loss, the two-class method of computing earnings per share does not apply as our Series A Convertible Preferred Stock did not contractually participate in our losses.

The Company did not include any portion of outstanding options,  warrants or convertible preferred stock in the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented.

Since Milestone Scientific had net losses in the three months ended March 31, 2020 and 2019, the assumed effects of the exercise of potentially dilutive outstanding stock options, warrants, and convertible preferred stock were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, warrants, and convertible preferred stock totaled 1,875,886 and 10,942,963 at March 31, 2020 and March 31, 2019, respectively.

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of an input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. As of March 31, 2020 the Company does not have any assets or liabilities that were measured at fair value on a recurring basis.

18. Derivative Liability

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks; however, the Company had certain financial instruments that qualified as derivatives and were classified as liabilities on the balance sheet during the year ended December 31, 2019. The Company evaluates all its financial instruments to determine if those instruments or any potential embedded components of those instruments qualify as derivatives that need to be separately accounted for in accordance with FASB ASC 815, “Derivatives and Hedging”. Derivatives satisfying certain criteria are recorded at fair value at issuance and marked-to-market at each balance sheet date with the change in the fair value recorded as income or expense. In addition, upon the occurrence of an event that requires a derivative liability to be reclassified to equity, the derivative liability is revalued to fair value at that date. See Note 8, Outstanding Equity Instruments in Excess of Authorized Shares.

19.  Stock-Based Compensation

Milestone Scientific accounts for stock-based compensation under ASC Topic 718, Share-Based Payment. ASC Topic 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Statements of Operations over the service period, as an operating expense, based on the grant-date fair values.

20. Leases

At the inception of an arrangement, we determine whether an arrangement is, or contains, a lease. An arrangement is, or contains, a lease if the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases with a term greater than one year are generally recognized on the balance sheet as right-of-use assets and current and non-current lease liabilities, as applicable. We have elected not to recognize on the balance sheet leases with terms of 12 months or less. We typically only include the initial lease term in our assessment of a lease arrangement. Options to extend a lease are not included in our assessment unless there is reasonable certainty that we will renew.

Finance and operating lease right-of-use assets represent the Company’s right to use an underlying asset over the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. These assets and obligations are recognized at the lease commencement date based on the present value of lease payments, net of incentives, over the lease term. The interest rate implicit in our leases is typically not readily determinable. As a result, we utilize our incremental borrowing rate, which reflects the fixed rate at which we could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

We evaluate the classification of our leases as either finance leases or operating leases. Leases that are economically similar to the purchase of assets are generally classified as finance leases; otherwise, the leases are classified as operating leases. Lease cost for our operating leases is recognized on a straight-line basis over the lease term. Included in lease cost are any variable lease payments incurred in the period that are not included in the initial lease liability and lease payments incurred in the period for any leases with an initial term of 12 months or less. See Note 13.

21.  Recent Accounting Pronouncements

In June 2016, the FASB issued a new standard ASU No.2016-13, “Financial Instruments – Credit Losses” (Topic 326). The new standard is intended to replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. It will be effective for all smaller  reporting entities for fiscal years and interim periods, beginning after December 15, 2022.

In November 2016, the FASB issued a new standard ASU No.2016-18, “Statement of Cash Flows – Restricted Cash” (Topic 230). The new standard provides guidance as to address the diversity of treatment of restricted cash on the statement of cash flows. The adoption of this standard did not have a material effect on presentation within the statement of cash flows.

On November 28, 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which changes the fair value measurement disclosure requirements of ASC 820. This ASU removes certain disclosure requirements regarding the amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of transfers between the levels. This ASU also adds disclosure requirements regarding unrealized gains and losses included in Other Comprehensive Income for recurring Level 3 fair value measurements and the range and weighted average of unobservable inputs used in Level 3 fair value measurements. ASU 2018-13 is effective for all entities with fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of ASU 2018-13. The adoption of this standard did not have a material effect on financial statement presentation.

NOTE 4 — INVENTORIES

	March 31, 2020	December 31, 2019
Inventories consist of the following:
Dental finished goods, net	$1,408,967	$1,306,763
Medical finished goods, net	220,999	213,861
Component parts and other materials	92,859	99,885
Total inventories	$1,722,825	$1,620,509

At March 31, 2020, and December 31, 2019, there is a reserve for slow moving medical finished goods of approximately $450,000 and damaged or slow moving dental finished goods of approximately $318,000. The reserve for the medical finished goods was primarily related to the delay in regulatory approval and commercialization of the intra-articular medical instrument.

NOTE 5 — ADVANCES ON CONTRACTS

The advances on contracts represent funding of future STA inventory purchases, epidural instruments, and epidural replacements parts. The balance of the advances as of March 31, 2020 and December 31, 2019 is approximately  $776,000 and $710,000, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

NOTE 6 – INVESTMENT IN AND TRANSACTIONS WITH EQUITY INVESTEES

Milestone China Ltd.

Ownership

In June 2014, Milestone Scientific invested $1 million in Milestone China Ltd. (“Milestone China”), by contributing dental instruments to Milestone China for a forty (40%) ownership interest. Milestone China owns approximately 75% of Milestone Beijing Medical Equipment Company, Ltd (“Milestone Beijing”). Milestone Beijing has primary responsibility for the sales, marketing and distribution of the Company’s dental products in China. Milestone Scientific recorded their investment in Milestone China under the equity method of accounting.

In first quarter 2020, Milestone China  and Milestone Beijing entered into  a plan to merge (the Transaction) into an affiliated manufacturing company, Anhui Maishida Medical Technology, Co. Ltd. (Anhui). Anhui will be the surviving entity after the merger and will have complete responsibility for sales, marketing, and distribution for the Company’s dental products in China. However, due to the COVID-19 Pandemic, the regulatory documentation for the planned merger have been placed in suspense, since applicable government offices are closed in China and Hong Kong. After completion of the Transaction, Milestone Scientific is expected to  have an approximate 28.4% direct ownership in Anhui. Milestone China and Milestone Beijing are expected to be dissolved upon completion of the merger and upon the required regulatory filings in Hong Kong and China.

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

As of March  31, 2020 and 2019 Milestone Scientific recognized gross revenue associated with 2018 delivered products to Milestone China and its agents of approximately zero and  $50,000 respectively.

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

At March 31, 2020 and December 31, 2019, the deferred profit was $340,476, which is included in deferred profit, related party in the condensed consolidated balance sheets. For the three months ended March 31, 2020 and 2019 Milestone Scientific recorded earnings on equity investment of $- and $9,564 respectively, for product sold by Milestone China to third parties.

 Equity Method Disclosures

As a result of the COVID-19 Pandemic, as previously noted, Milestone China, Milestone Beijing and Anhui have not legally finalized the Transaction  and Milestone China and Milestone Beijing have not completed the financial accounting and reporting as of and for the three months ended March 31, 2020. Consequently, the summarized financial information (unaudited) for Milestone China, Milestone Beijing are not available and therefore not included herein.

Milestone Scientific, in previous years, reduced its investment in Milestone China to zero and had accumulated losses over the investment balance of approximately $4.3 million as of December 31, 2019, which have been suspended. Milestone Scientific believes that its equity method portion of the expected losses for the three months ending March 31, 2020 do not have a significant impact on the consolidated financial statements of the Company.

NOTE 7 — PATENTS

	March 31, 2020
	Cost	Accumulated Amortization	Net
Patents-foundation intellectual property	$1,377,863	$(1,008,856)	$369,007
Total	$1,377,863	$(1,008,856)	$369,007

	December 31, 2019
	Cost	Accumulated Amortization	Net
Patents-foundation intellectual property	$1,377,863	$(995,603)	$382,260
Total	$1,377,863	$(995,603)	$382,260

Patents are amortized utilizing the straight-line method over estimated useful lives ranging from 3 to 20 years. Amortization expense was $13,252 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 8— STOCKHOLDERS’ EQUITY

PUBLIC OFFERING AND PRIVATE PLACEMENT

In February 2019, Milestone Scientific consummated a public offering and a private placement of Common Stock. The public offering generated gross proceeds of approximately $2.0 million for the issuance of 5,715,000 shares of common stock and warrants to purchase 1,428,750 shares of common stock. The warrants have a term of 5 years and are exercisable at $0.50 per share. Subsequent, to the public offering the underwriter exercised its over-allotment option and paid approximately $198,000 for 567,400 additional shares of common stock and 141,850 warrants.

Also, in February 2019, the Company generated gross proceeds from a private placement of approximately $250,000 for 714,286 shares of common stock and warrants to purchase 178,571 shares of common stock from  Bp4 S.p.A., a principal stockholder of Milestone Scientific, that exercised its right to participate on a pro-rata basis on the recent public offering. Bp4’s CEO is a director of Milestone Scientific and also Chief Executive Officer and Director of Wand Dental, a wholly owned subsidiary of Milestone Scientific. The warrants have a term of 5 years and are exercisable at $0.50 per share.

See Note 14, Subsequent Events for more information on the equity raise in April 2020.

WARRANTS

The following table summarizes information about shares issuable under warrants outstanding at March 31, 2020:

	Warrant shares outstanding	Weighted Average exercise price	Weighted Average remaining life	Intrinsic value
Outstanding at January 1, 2020	1,074,171	$0.50	$4.10	956,012
Issued	-	-	-	-
Exercised	(460,725)	0.50	-	630,389
Expired or cancelled	-	-	-	-
Outstanding and exercisable at March 31, 2020	613,446	$0.50	$3.85	-

Exercisable at March 31, 2020	613,446	$0.50	$3.85	460,085

The following table summarizes information about shares issuable under warrants outstanding  at March 31, 2019:

	Warrant shares outstanding	Weighted Average exercise price	Weighted Average remaining life	Intrinsic value
Outstanding at January 1, 2019	1,500,000	$2.55	$0.97	-
Issued	1,749,171	$0.50	$4.85	-
Exercised	-	$-	$-	-
Expired or cancelled	-	$-	$-	-
Outstanding and exercisable at March 31, 2019	3,249,171	$1.45	$2.94	-

Exercisable at March 31, 2019	3,249,171	$1.45	$2.94	-

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

SHARES TO BE ISSUED

As of March 31, 2020, there were 2,306,698 shares to be issued whose issuance has been deferred to the Chief Executive Officer, Chief Financial Officer and other employees of Milestone Scientific.  As of March 31, 2019, there were 2,127,843 shares, whose issuance has been deferred to the Chief Executive Officer, Chief Financial Officer and other employees of Milestone Scientific. Such shares will be issued to each party upon termination of their employment.

As of March 31, 2020, and 2019, there were 159,835 and 679,867 shares, respectively, to be issued to non-employees, respectively, that will be issued to non-employees for services rendered. The number of shares was fixed at the date of grant and were fully vested upon grant date.

The following table summarizes information about shares to be issued at March 31, 2020 and 2019, respectively.

	March 31, 2020	March 31, 2019

Shares-to-be-issued, outstanding January 1, 2020 and 2019, respectively	2,375,760	2,470,565
Granted in current period	102,768	337,145
Issued in current period	(11,995)	-
Shares-to be issued outstanding March 31, 2020 and 2019, respectively	2,466,533	2,807,710

OUTSTANDING EQUITY INSTRUMENTS IN EXCESS OF AUTHORIZED SHARES

As a result of the shares and warrants issued in the public and private offerings as well as other issuance of common stock during 2019, the Company did not have a sufficient number of authorized shares of common stock to cover the exercise and issue of outstanding equity instruments. Therefore, as of March 31, 2019, the warrants issued in the public and private placement were classified as liabilities. As long as the warrants remained liability-classified, they were continued to be re-measured each reporting period, with any increase or decrease in value recorded as a loss or gain in the condensed consolidated statement of operations.

The initial fair value of the warrants was determined using a Black-Scholes option pricing model. The following assumptions were used to value the warrants at the grant date:

Warrants
Expected Term (years)	5 years
Volatility	85%
Dividend yield	0.00%
Exercise Price	$0.50
Risk-free interest rate	2.50%
Weighted average fair value of warrants granted	$0.22
Number of shares underlying warrants granted	1,749,171

As these warrants are liability-classified, they were revalued at March 31, 2019 using the following assumptions:

Warrants
Expected Term (years)	4.9
Volatility	85%
Dividend yield	0.00%
Exercise Price	$0.50
Risk-free interest rate	2.23%
Weighted average fair value of warrants granted	$0.19

Additionally, approximately 90,000 of the shares to be issued were also classified as liability until there was a sufficient number of authorized shares of common stock to cover the issuance of the shares. These shares were valued at the trading price of a share of the Company’s common stock ($0.33 upon the creation of the liability and as of March 31, 2019) and are  continuously re-measured each reporting period, with any increase or decrease in value recorded as a loss or gain in the condensed consolidated statement of operations. For the three months ended March 31, 2019 the Company has recorded a gain of approximately $40,000 in relation to the revaluation of the derivative warrants and shares to be issued.  There were no derivative instruments during the three months ended March 31, 2020.

On December 17, 2019, the Company’s shareholders approved an increase to the authorized share limit to 75,000,000. On December 17, 2019, the Company reclassified all derivative liabilities related to the insufficient number of authorized shares to stockholders’ equity.

NOTE 9 — INCOME TAXES

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

NOTE 10 — SEGMENT AND GEOGRAPHIC DATA

We conduct our business through two reportable segments:  dental and medical. These segments offer different products and services to different customer base. The following tables present information about our reportable and operating segments:

Net Sales:	March 31, 2020	March 31, 2019

Dental	$1,803,586	$1,915,509
Medical	7,800	400
Total net sales	$1,811,386	$1,915,909

Operating Income (Loss):	March 31, 2020	March 31, 2019

Dental	$576,386	$491,966
Medical	(669,814)	(491,683)
Corporate	(1,515,178)	(818,464)
Total operating loss	$(1,608,606)	$(818,181)

Depreciation and Amortization:	March 31, 2020	March 31, 2019

Dental	$5,699	$3,936
Medical	3,712	2,597
Corporate	27,808	19,512
Total depreciation and amortization	$37,219	$26,045

Income (loss) before taxes and equity in earnings of affiliates:	March 31, 2020	March 31, 2019

Dental	$572,289	$492,985
Medical	(669,814)	(492,386)
Corporate	(1,515,178)	(779,765)
Total loss before taxes and equity in earnings of affiliate	$(1,612,703)	$(779,166)

Total Assets:	March 31, 2020	December 31, 2019

Dental	$4,017,592	$5,008,324
Medical	582,331	590,727
Corporate	1,774,678	957,238
Total assets	$6,374,601	$6,556,289

The following table presents information about our operations by geographic area as March 31, 2020.  Net sales by geographic area are based on the respective locations of our subsidiaries:

	March 31, 2020
	Dental	Medical	Total
Domestic-US & Canada
Devices	$525	$-	$525
Handpieces	697,360	-	697,360
Other	22,506	-	22,506
Total Domestic US & Canada	$720,391	$-	$720,391
International ROW
Devices	$242,504	$7,600	$250,104
Handpieces	830,208	200	830,408
Other	10,483	-	10,483
Total International-ROW	$1,083,195	$7,800	$1,090,995
International-China
Devices	$-	$-
Handpieces	-	-	-
Other	-	-	-
Total International	$-	$-	$-

Total Product Sales	$1,803,586	$7,800	$1,811,386

The following table presents information about our operations by geographic area as March 31, 2019.  Net sales by geographic area are based on the respective locations of our subsidiaries:

	March 31, 2019
	Dental	Medical	Total
Domestic-US & Canada
Devices	$123,994	$-	$123,994
Handpieces	789,153	400	789,553
Other	16,817	-	16,817
Total Domestic US & Canada	$929,964	$400	$930,364
International ROW
Devices	$285,345	$-	$285,345
Handpieces	631,311	-	631,311
Other	18,889	-	18,889
Total International-ROW	$935,545	$-	$935,545
International-China
Devices	$-	$-	$-
Handpieces	50,000	-	50,000
Other	-	-	-
Total International	$50,000	$-	$50,000

Total Product Sales	1,915,509	400	1,915,909

NOTE 11 -- CONCENTRATIONS

Milestone Scientific has informal arrangements with third-party manufacturers of the STA, epidural, and intra-articular devices, pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. Consequently, advances on contracts have been classified as current at March 31, 2020  and December 31, 2019 . The termination of the manufacturing relationship with any of these manufacturers could have a material adverse effect on Milestone Scientific’s ability to produce and sell its products. Although alternate sources of supply exist, and new manufacturing relationships could be established, Milestone Scientific would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, because of termination of such a relationship, would have a material adverse effect on Milestone Scientific’s financial condition, business and results of operations.

For the three months ended March 31, 2020, and 2019 an aggregate of approximately 39% and 52% of the Company’s net product sales were from one domestic distributor, respectively. For the three months ended March 31, 2020 net product sales were 15% from one international distributor. Accounts receivable for the domestic and international distributor amounted to approximately 59% and 10%, of Milestone Scientific's gross accounts receivable as of March 31, 2020, respectively. Accounts receivable for the major customer/distributor amounted to approximately or 77%, of Milestone Scientific's gross accounts receivable as of December 31, 2019.

Business interruptions, including any interruptions resulting from COVID-19 could significantly disrupt our operations and could have a material adverse impact on our business. All of our employees are located in the U.S. In addition to our employees, we rely on (i) distributors, agents and third-party logistics providers in connection with product sales and distribution and (ii) raw material and component suppliers in the U.S., Europe and China. If we, or any of these third party partners encounter any disruptions to our or their respective operations or facilities, or if we or any of these third party partners were to shut down for any reason, including by fire, natural disaster, such as a hurricane, tornado or severe storm, power outage, systems failure, labor dispute, pandemic or other unforeseen disruption, then we or they may be prevented or delayed from effectively operating our or their business, respectively.

NOTE 12 -- RELATED PARTY TRANSACTIONS

United Systems

Milestone Scientific has a manufacturing agreement with United Systems (whose controlling shareholder, Tom Cheng, is a significant stockholder of Milestone Scientific), the principal manufacturers of its handpieces, pursuant to which it manufactures products under specific purchase orders, but without minimum purchase commitments. Purchases from this manufacturer were approximately $544,000 and $338,000 for the three months ended March 31, 2020 and 2019 ,  respectively. As March 31, 2020 and December 31, 2019 , Milestone Scientific owed this manufacturer approximately $928,000 and $943,000, respectively, which is included in accounts payable, related party on the condensed consolidated balance sheets. In February 2019, Milestone Scientific Board of Directors granted United Systems 285,714 shares of stock at $0.35 or $100,000 for consulting services. These shares were issued July 2019.

During  2018, Milestone Scientific through its wholly owned subsidiary, Wand Dental, entered into an agreement with United Systems. The agreement was a Royalty Agreement for handpieces sold to Milestone China by United Systems. United Systems will pay Wand Dental a royalty equal to the net profit that Wand Dental would have received if the handpieces were sold directly to Milestone China or its Agent. As of March 31, 2020, and  December 31, 2019, Wand Dental has deferred royalty income of $342,540 that will be recognized at the earlier of when payment of the royalties is received from United Systems or when collectability is deemed to be assured. This receivable, deferred revenue and deferred cost is included in the reserved receivables in Note 6.

Also, during the year ended December 31, 2018, a Distribution Agreement between Wand Dental and United Systems was entered into. Under the Distribution agreement United Systems purchased 1,000 STA instruments in June 2018, for delivery to Milestone China. Due to the related party nature and collectability concerns Wand Dental has deferred the sale. Milestone Scientific has deferred approximately $750,000 of related party sales of devices to Milestone China under the agreement with United Systems as of December 31, 2018. As of December 31, 2018, Milestone Scientific recorded accounts receivable, related party and deferred revenue, related party of $750,000 and deferred cost, related of $686,365, respectively. The deferred revenue, accounts receivable and deferred cost from this transaction are included in accounts receivable, deferred revenue and deferred cost related, party related to Milestone China disclosed on the condensed consolidated balance sheets. This receivable, deferred revenue and deferred cost is included in the reserved receivables in Note 6.

Due to the default on the arrangement  and Milestone China’s liquidity constraints, Milestone Scientific halted  shipments to Milestone China. In 2019, The Company has adjusted the accounts receivable related party and the deferred revenue related party based on the expected payment realization and recorded a reserve against the related deferred cost of $1.25 million which includes the sales  to United Systems. The amounts due from Untied Systems described above are included in the adjustments and reserves for Milestone China. See Note 6.

See Note 14, Subsequent Events for related parties' transaction in April 2020.

Milestone China

At March 31, 2020, Milestone Scientific owned a 40% interest in Milestone China. See Note 6.

Other

As of  March 31, 2020, and December 31, 2019, Milestone Scientific has deferred compensation and accrued pension due to Interim Chief Executive Officer of approximately $517,000 and $386,000, respectively which is included accrued expenses related party.

As of  March 31, 2020, and December 31, 2019, Milestone Scientific has deferred compensation due to Chief Financial Officer of $65,600 and $56,800, respectively which is included accrued expenses related party.

As of  March 31, 2020, and December 31, 2019, Milestone Scientific recorded deferred compensation for Chief  Executive Officer of Wand Dental of approximately of and $433,000, and $380,000, respectively which is included accrued expenses related party.

In August 2016, K. Tucker Andersen, a significant stockholder of Milestone Scientific, entered into a three-year agreement with Milestone Scientific to provide financial and business strategic services. Expenses recognized on this agreement were $25,000 for the three months ended March 31, 2020, and 2019, respectively.

In January 2017, Milestone Scientific entered into a twelve-month agreement with Innovest S.p.A., a significant stockholder of Milestone Scientific, to provide consulting services. This agreement will renew for successive twelve-month terms unless terminated by Innovest S.p.A or Milestone Scientific. Expenses recognized on this agreement were $20,000 for the three months ended March 31, 2020, and 2019 respectively.

The Director of Clinical Affairs’ royalty fee was approximately $95,000 and $91,490 for the three months ended March 31, 2020 and 2019, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of $39,000 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019 , Milestone Scientific owed the Director Clinical Affairs for royalties of approximately $467,000 and $390,000, respectively, which is included in accounts payable, related party and accrued expense, related party.

NOTE 13 — COMMITMENTS

(1)  Contract Manufacturing Agreement

Milestone Scientific has informal arrangements with third-party manufacturers of the STA, epidural, and intra-articular  devices, pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. In July 2019, the company entered into a new purchase commitment for the delivery of 1,400 STA CompuDent® instruments. As of  March 31, 2020, the purchase order commitment was $736,120 and advances of $313,766 are reported in inventory advances.

In August 2019, the Company entered a new purchase commitment for the delivery of 100 Epidural instruments beginning in 2020. As of March 31,2020, we have an open purchase order of $299,000 for 100 Epidural instruments and have advanced $149,500 against this purchase commitment. The Company also has advances on an open purchase order for long lead items for a future purchase order for the manufacturing of Epidural instrument in 2021, in which an advance of  $121,649 is reported in inventory advances.

(2)  Leases

Operating Leases

In June 2015, the Company amended its original office lease  for its headquarters in Livingston, New Jersey. Under the amendment, the Company leased an additional 774 square feet of rentable area of the building and extended the term of the lease through January 31, 2020 at a monthly cost of $12,522. The Company had an option to further extend the term of the lease, however, this option was not included in the determination of the lease’s right-of-use asset or lease liability. Per the terms of the lease agreement, the Company does not have a residual value guarantee. The Company will also be required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises in excess of new base year amounts. These costs are considered to be variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability.

 In August 2019, the Company made the decision to not renew the its existing office lease for its corporate headquarters located in Livingston, New Jersey and instead signed a new seven (7) year lease in a new facility located in Roseland, New Jersey (the “Roseland Facility”), which commenced of January 8, 2020. Under the Roseland Facility lease, rent payments commence on April 1, 2020 and the monthly lease payments escalate annually on January 1 of each year, and range from $9,275 to $10,898 per month over the lease term. The Company is also required to pay a fixed electric charge equal to $2.00 per square foot which is  paid in equal monthly installments over the lease term or $11,130 annually. These fixed monthly payments have been included in the measurement of the operating lease liability and related operating lease right-of-use asset as the Company has elected the practical expedient to not separate lease and non-lease components for all leases. The Company is also required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises in excess of new base year amounts, which are accounted for as variable lease expenses.

As of March 31, 2020, total operating lease right-of-use assets were $649,425 and total operating lease liabilities were $677,052, of which $65,034 and $612,018 were classified as current and non-current, respectively. As of December 31, 2019, total operating right-of-use assets were $15,977 and total operating lease liabilities (current) were $15,977. The increase in the operating right-of-use assets and total operating lease liabilities was due to the Company entering into a new real estate operating lease for its corporate headquarters (see below). During the quarter ended March 31, 2020, the Company also entered into a five-year lease for copiers which resulted in the recognition of property and equipment and total finance lease liabilities of $43,242. As of March 31, 2020, total finance lease liabilities were $41,800, of which $7,279 and $34,521 were classified as current and non-current, respectively.

Cash flow information related to the Company's right-of-use assets and related lease liabilities were as follows:

Lease cost	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for operating lease liabilities	$17,264	$39,555
Cash paid for finance lease liabilities	$2,252	$-
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$663,009	$166,292
Property and equipment obtained in exchange for new finance lease liabilities	$43,242
(1) For the three months ended March 31, 2019, the balance includes operating leases existing as of the adoption of ASC 842 on January 1, 2019.

Weighted-average remaining lease term - operating leases (years)	7.0	0.4
Weighted-average remaining lease term- finance leases (years)	4.8	0.0

(3)  Other Commitments

The technology underlying the Safety Wand® and CompuFlo®, and an improvement to the controls for CompuDent® were developed by the Director of Clinical Affairs and assigned to Milestone Scientific. Milestone Scientific purchased this technology pursuant to an agreement dated January 1, 2005. The Director of Clinical Affairs will receive additional payments of 2.5% of the total sales of products using certain of these technologies, and 5% of the total sales of products using certain other of the technologies until the expiration of the last patent covering these technologies. If products produced by third parties use any of these technologies (under license from us) then the Director of Clinical Affairs will receive the corresponding percentage of the consideration received by Milestone Scientific for such sale or license. The Director of Clinical Affairs’ royalty fee was approximately $95,000 and $91,490 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 14— SUBSEQUENT EVENTS

On April 14, 2020, the Company  closed its previously announced underwritten offering of 4,750,000 shares of its common stock and warrants to purchase up to an aggregate of 2,375,000 shares of the its common stock. Each share of common stock was sold together with a warrant to purchase 0.50 of one share of common stock at a combined price to the public of $0.95. Gross proceeds before underwriting discounts commissions and estimated offering expenses, were approximately $4.5 million. In addition, Milestone Scientific granted to Maxim Group LLC a 45-day option to purchase up to an additional 712,500 shares of common stock and/or warrants to purchase up to 356,250 shares of common stock for the purposes of covering any over-allotments, at the public offering price less discounts and commissions, of which Maxim Group LLC partially exercised its option to purchase 200,000 shares of common stock and warrants to purchase up to 330,000 shares of common stock. The partial over-allotment exercise transaction also closed on April 14, 2020, bringing the total net proceeds of the offering, after underwriting discounts and commissions and estimated offering expenses, to approximately $4.3 million. The warrants are immediately exercisable at a price of $1.20 per share of common stock and expire three years from the date of issuance. The shares of common stock and the accompanying warrants were purchased together in the offering but were issued separately and were immediately separable upon issuance.

In connection with capital raise on April 14, 2020, Maxim exercised its over-allotment option under the Underwriting Agreement, and purchased 470,000 shares of common stock, less the Underwriter's discount and commissions and offering expenses, of $415,244. This over-allotment exercise transaction closed on April 17, 2020.

In connection with capital raise on  April 14, 2020, the Company issued 38,500 shares of common stock for warrants exercised at  $1.20  for proceeds of $46,200.

In the first quarter of 2020,  and through the reporting date,  the effects of the effects of the COVID-19 has dramatically reduced our direct marketing capabilities at Hospitals and Medical Centers in the USA and worldwide. Generally, all medical institutions have curtailed introduction of new instruments and procedures. Our marketing staff continue to make telephone contact with possible clients. The challenge of COVID-19 is expected to continue into the second and third quarter of this year as the USA and the other countries of the world, begin to slowly restart the normal business operations.

On April 21, 2020, Milestone Scientific Inc., announced that it has validated and integrated the new CathCheck™ feature into the CompuFlo® Epidural System. Using CathCheck™, physicians and nurses can monitor the placement of a catheter to determine the presence or absence of a pulsatile waveform (heartbeat) providing new information that can be used to determine if the catheter is in place or has become dislodged from the epidural space. This can be performed within seconds by measuring the pulsatile waveform within the epidural space. This capability saves time and money and provides better patient care.

The Company’s equity investment joint venture in China is in the process of being restructured  See Note 6.

On April 27, 2020, the Company received approximately $276,000 from a loan under the federal Paycheck Protection Program. We will apply for forgiveness of the loan at the appropriate time  in accordance with paycheck protection program.

On April 29, 2020, the Board of Directors hereby approves the settlement with United Systems for their outstanding manufacturing costs ($370,260) for handpieces supplied to Milestone China in 2018, that were billed and shipped by United Systems, and not paid by Milestone China, and $750,000 billed and shipped to Milestone China for 1,000 STA instruments in 2018. The transaction will be so that United Systems would sell their Accounts Receivable for Milestone China for the above described handpieces and STA instruments for $370,260 to Milestone Scientific. Milestone Scientific will pay United Systems the sale price as follows; $100,000 in cash in April 2020, $170,260 in shares of the Corporation’s Common Stock (priced as of the close of business on April 23, 2020, $1.59, as negotiated and agreed by all parties ) and the remaining approximately $100,000 in cash in July 2020. The closing of this transaction is pending customary closing conditions.

On April 29, 2020, the Board of Directors authorized Milestone Scientific’s purchase of Milestone China’s 50% interest in Advanced Cosmetic Systems Inc., for $900,000, to be offset by the balance owed by Milestone China to Milestone Scientific, resulting in a no cash transaction. Additionally, Milestone China will have the option to repurchase the 50% interest in Advanced Cosmetic Systems within one year from the sale date for $900,000 in cash. The closing of this transaction is pending customary closing conditions.

On April 29, 2020, Gian Domenico Trombetta resigned as Chief Executive Officer of Wand Dental Inc. (“Wand Dental”), a wholly-owned subsidiary of Milestone Scientific Inc. (the “Company”), effective May 1, 2020. Mr. Trombetta will remain as a member of the Company’s Board of Directors.

On May 5, 2020, the Company announced that it has appointed Jan Adriaan (Arjan) Haverhals as Chief Executive Officer of Wand Dental. In addition to his responsibilities with Wand Dental, Mr. Haverhals will also be involved in helping drive new sales and marketing initiatives for the Company’s CompuFlo® Epidural Device.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussions of the financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements contained in this report and in connection with management's discussion and analysis and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission, or SEC on March 30, 2020. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements, within the meaning of section 21E of the Exchange Act, that involve risks and uncertainties. The actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

Our common stock was listed on the NYSE American on June 1, 2015 and trades under the symbol “MLSS”. We have developed a proprietary, computer-controlled anesthetic delivery instrument, using The Wand, a single use disposable handpiece. The instrument is marketed in dental sector under the trademark CompuDent®, and STA Single Tooth Anesthesia System and in medical sector under the trademark CompuMed. CompuDent is suitable for all dental procedures that require local anesthetic. CompuMed is suitable for many medical procedures regularly performed in plastic surgery, hair restoration surgery, podiatry, colorectal surgery, dermatology, orthopedics and several other disciplines. The dental instruments are sold in the United States, U.S. territories, Canada, and in over 58 other countries abroad. In June 2017, the FDA approved our 510(k) applications for marketing clearance in the United States of our CompuFlo Epidural Computer Controlled Anesthesia System. We are in the process of introductory meetings with medical device distributors within the United States and Europe. There have been five medical instruments sold in the United States in 2018 and limited amounts sold internationally as of the reporting date. Certain of our medical instruments have obtained European CE mark approval and can be marketed and sold in most European countries.

On January 24, 2019, the Company received a letter from the NYSE- American Exchange (Exchange) stating that the Company’s Plan has been accepted by the Exchange. The Company is still not in compliance with Section(s) 1003(a)(i), (ii) and (iii) of the Company Guide and its listing on the Exchange is being continued pursuant to an extension granted by the Exchange. If the Company is not in compliance with the continued listing standards by May 20, 2020, or if the Company does not make progress consistent with the Plan, the Exchange will initiate delisting procedures as appropriate. The Company may appeal a staff delisting determination in accordance with Section 10 and Part 12 of the Exchange's guide.

Milestone Scientific remains focused on advancing efforts to achieve the following five primary objectives:

●   Establishing Milestone’s DPS Dynamic Pressure Sensing technology platform as the standard-of-care in painless and precise drug delivery, providing for the first time,    objective visual and audible in-tissue pressure feedback, and continuing to expand platform applications;

●

Following obtaining successful FDA clearance of our first medical devices, Milestone Scientific is transitioning from a research and development organization to a commercially focused medical device company;

●	Expanding our global footprint of our CompuFlo Epidural System by partnering with distribution companies worldwide; and
●	Continuing the development of our proprietary cosmetic injection device for delivery of botulinum toxin (such as Botox® and Dysport®)

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

Henry Schein increased the number of exclusive product specialist in 2019 and trained an additional customer service representative to support dentists across North America through its exclusive product sales customer call center, as business volume increases.

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

In June 2019 the Company announced the results of two research abstracts featuring the CompuFlo Epidural device at Euroanesthesia 2019, Europe's largest annual event showcasing the latest knowledge in the field of anesthesia. The abstracts were presented during scientific poster sessions highlighting how CompuFlo's objective detection of tissue pressure makes challenging procedures with difficult patients more efficient and accelerates clinical competency for trainee.

In October 2019, the Company announced the first international multicenter study to compare the incidence of accidental dural puncture using the CompuFlo Epidural System versus the continuous loss of resistance (LOR) technique. The study collected records between 2015 and 2019 of epidural administration on labor and delivery patients using the CompuFlo Epidural System from four institutions, one in the U.S., one in Chile, and two from Italy. Among the four sites, there were 812 patients who received epidural analgesia with CompuFlo and none had accidental dural puncture regardless of the composition of the epidural performer types. The Company also announced that Professor Rovnat Babazade, MD, University of Texas Medical Branch at Galveston, Department of Anesthesiology, presented a poster at the ANESTHESIOLOGY® 2019 Annual Meeting in Orlando, Florida, entitled, "International Multicenter Study of Accidental Dural Puncture Rate; Comparison of the CompuFlo with Traditional Method''. ANESTHESIOLOGY 2019, hosted by the American Society of Anesthesiologists (ASA), unites more than 14,000 clinicians, thought leaders and professionals from around the world.

In November 2019, the Company and 3B Scientific, the world's leading supplier of didactic material for medical education, signed a global agreement expanding distribution of the CompuFlo Trainer. The expanded agreement allows 3B Scientific to capitalize on momentum from strong interest in the CompuFlo Trainer at its unveiling at Euroanesthesia 2019 and the Association of Women's Health, Obstetric and Neonatal Nurses meeting, and gives more anesthesia instructors the ultimate solution to accelerate the epidural procedure's learning curve and trainee success.

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category:

	March 31, 2020
	Dental	Medical	Total
Domestic-US & Canada
Devices	$525	$-	$525
Handpieces	697,360	-	697,360
Other	22,506	-	22,506
Total Domestic US & Canada	$720,391	$-	$720,391
International ROW
Devices	$242,504	$7,600	$250,104
Handpieces	830,208	200	830,408
Other	10,483	-	10,483
Total International-ROW	$1,083,195	$7,800	$1,090,995
International-China
Devices	$-	$-
Handpieces	-	-	-
Other	-	-	-
Total International	$-	$-	$-

Total Product Sales	$1,803,586	$7,800	$1,811,386

	March 31, 2019
	Dental	Medical	Total
Domestic-US & Canada
Devices	$123,994	$-	$123,994
Handpieces	789,153	400	789,553
Other	16,817	-	16,817
Total Domestic US & Canada	$929,964	$400	$930,364
International ROW
Devices	$285,345	$-	$285,345
Handpieces	631,311	-	631,311
Other	18,889	-	18,889
Total International-ROW	$935,545	$-	$935,545
International-China
Devices	$-	$-	$-
Handpieces	50,000	-	50,000
Other	-	-	-
Total International	$50,000	$-	$50,000

Total Product Sales	1,915,509	400	1,915,909

Current Product Platform

See Note 1 Organization and Business.

Results of Operations

The following table sets forth the consolidated results of operations for the three months ended March 31, 2020 compared to 2019. The trends suggested by this table may not be indicative of future operating results:

	For three months ended March 31,
	2020	2019
Operating results:
Product sales, net	$1,811,386	$1,915,909
Cost of products sold	527,250	618,694
Gross profit	1,284,136	1,297,215

Operating expenses:
Selling, general and administrative expenses	2,785,262	2,109,050
Research and development expenses	107,480	6,346
Loss from operations	(1,608,606)	(818,181)
Other income, and loss on earning net	(4,347)	24,986
Net loss	(1,612,953)	(793,195)
Net loss attributable to noncontrolling interests	(12,738)	(10,443)
Net loss attributable to Milestone Scientific Inc.	$(1,600,215)	$(782,752)

Cash flow:	March 31, 2020	March 31, 2019
Net cash used in operating activities	$(972,079)	$(220,171)
Net cash used in investing activities	(7,138)	(8,104)
Net cash provided by financing activities	228,920	2,224,546

Three months ended March 31, 2020 compared to Three months ended March 31, 2019

Net sales for 2020 and 2019 were as follows:

	2020	2019	Increase Decrease	%
Dental	$1,803,586	$1,915,509	$(111,923)	-6%
Medical	7,800	400	7,400	1850%
Total sales, net	$1,811,386	$1,915,909	$(104,523)	-5%

Consolidated revenue for the three months ended March 31, 2020 and 2019 were approximately $1.8 million and $1.9 million, respectively. Dental revenue for the three months ended March 31, 2020 and 2019 were approximately $1.8 million and $1.9 million, respectively. Dental revenues decreased by approximately $112,000, which was related to a decrease  in devices and handpiece sales in the United States and Canada by approximately $272,000, primarily due to a slower demand for the STA instruments, and decrease in Milestone China revenue recognition of approximately $50,000, offset by an increase in international sales by approximately $219,000, in the three months ended March 31, 2020 compared to 2019. The reduction in shipments to Milestone China is due to Milestone China’s continuing cash flow issues and the modification to their business strategy to better serve the China dental market.

Medical revenue for the three months ended March 31, 2020 and 2019, were approximately $7,800 and $400, respectively. In June 2017, the Company announced that the CompuFlo Epidural System received 510(k) marketing clearances from the U.S. Food and Drug Administration (FDA). Milestone is in the process of attending medical device trade shows and attending introductory meetings with medical device distributors within the United States and European markets. The Company is focusing the marketing its Epidural devices principally in the United States. In 2020, the Company began to build an internal sales force to market Epidural devices to hospitals and medical center throughout the United States.

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

Gross Profit for 2020 and 2019 were as follows:

	2020	2019	Increase Decrease	%
Dental	$1,279,845	$1,296,842	$(16,997)	-1%
Medical	4,291	373	3,918	1050%
Total gross profit	$1,284,136	$1,297,215	$(13,079)	-1%

Consolidated gross profit for the three months ended March 31, 2020 and 2019 approximately 71% and 68%, respectively.

Selling, general and administrative expenses for 2020 and 2019 were as follows:

	2020	2019	Increase Decrease	%
Dental	$703,459	$804,180	$(100,721)	-13%
Medical	566,625	486,406	80,219	16%
Corporate	1,515,178	818,464	696,714	85%
Total selling, general and administrative expenses	$2,785,262	$2,109,050	$676,212	32%

Consolidated selling, general and administrative expenses for the three months ended March 31, 2020 and 2019, were approximately $2.8 million and $2.1 million, respectively. The increase of approximately $676,000 is categorized in several areas. Professional Fees increased by approximately $487,000 due to the Company seeking business alternatives in addition to possible capital funding. Office expense increased approximately $143,000 for the relocation of the company office and other related costs.  As a result of the reduced hours and closings of dental offices throughout the country and the rest of the world due to the continuing spread of COVID-19, salaries, and marketing expenses decreased approximately $46,000 compared to 2019.

Research and Development for 2020 and 2019 were as follows:

	2020	2019	Increase Decrease	%
Dental	$-	$696	$(696)	100%
Medical	107,480	5,650	101,830	1802%
Corporate	-		-	0%
Total research and development	$107,480	$6,346	$101,134	1594%

Consolidated research and development expenses for the three months ended March 31, 2020 and 2019, were approximately $107,000 and $6,000, respectively. The increase is due to additional development costs and software upgrades associated with the Epidural devices.

Profit (Loss) from Operations for 2020 and 2019 were as follows:

	2020	2019	Increase Decrease	%
Dental	$576,386	$491,966	$84,420	17%
Medical	(669,814)	(491,683)	(178,131)	36%
Corporate	(1,515,178)	(818,464)	(696,714)	85%
Total loss from operations	$(1,608,606)	$(818,181)	$(790,425)	97%

The loss from operations was approximately $1.6 million and $818,000 for the first quarter ending March 31, 2020 and 2019 respectively. The increase in the loss quarter over quarter is due to an increase in selling, general and administration expenses of approximately $676,000 and an increase of approximately $101,000 in research and development as noted in the previous section of this report. The dental segments are still the primary revenue and gross profit generator for the Company. The dental segment has consistent revenue in the United States and Rest of the World and manage expenses during the process. Costs in the medical segment are beginning to increase as personnel are expanded in the U.S. to focus on our domestic Epidural device business.

Liquidity and Capital Resources

At March 31, 2020, Milestone Scientific had cash and cash equivalents of approximately $766,000 and working capital of approximately $21,000 versus working capital of $1.2 million at December 31, 2019.  For the three months ended March 31, 2020, we had negative cash flows from operating activities of approximately $972,000 compared to $220,000 for the three months ended March 31, 2019.  Based on current and expected cash to be used in operating activities substantial doubt exists about the Company’s ability to continue as a going concern for at least the next twelve months from the financial reporting date.

Milestone Scientific is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue from its dental business worldwide, the generation of revenue from its medical devices and disposables business in the United States and worldwide, as well as considering other strategic plans or transactions. However, the COVID-19 pandemic is expected to have an adverse effect on the Company’s operations and cash flows for at least in the next two quarters and possibly longer depending on the length and severity in of the pandemic in important dental markets.

Management is also actively pursuing additional financing and/or other strategic plans and transactions but can provide no assurances that such financing or other strategic plans will be available on acceptable terms, or at all. Further, the extreme volatility in the financial markets due to COVID-19, as well as the expected non-compliance with the NYSE May 20th, 2020 requirement may make it more difficult to raise sufficient capital when needed or execute other strategic plans or transactions. Without additional funding a delay, scale back or elimination of some or all of the Company’s medical commercial strategy or development programs could be required, all of which could have a material adverse impact on the Company.

The capital raised in April 2020 (see Note 14 – Subsequent Events) provides Milestone Scientific with working capital to continue marketing of the CompuFlo Epidural device and to market its dental devices. Now that the CompuFlo Epidural System has obtained FDA clearance in the United States (June 2017), the development costs were reduced in 2019 but the selling costs are expected to continue to increase. The FDA clearance has provided the Company with the opportunity to establish distribution in the U.S. At the same time, the Company is looking to establish additional financing to support the Epidural device commercialization process. The intra-articular device will restart the 510K application process later this year, subject to sufficient funding.

On April 14, 2020, the Company  closed its previously announced underwritten offering of 4,750,000 shares of its common stock and warrants to purchase up to an aggregate of 2,375,000 shares of the its common stock. Each share of common stock was sold together with a warrant to purchase 0.50 of one share of common stock at a combined price to the public of $0.95. Gross proceeds before underwriting discounts commissions and estimated offering expenses, were approximately $4.5 million. In addition, Milestone Scientific granted to Maxim Group LLC a 45-day option to purchase up to an additional 712,500 shares of common stock and/or warrants to purchase up to 356,250 shares of common stock for the purposes of covering any over-allotments, at the public offering price less discounts and commissions, of which Maxim Group LLC partially exercised its option to purchase 200,000 shares of common stock and warrants to purchase up to 330,000 shares of common stock. The partial over-allotment exercise transaction also closed on April 14, 2020, bringing the total net proceeds of the offering, after underwriting discounts and commissions and estimated offering expenses, to approximately $4.3 million. The warrants are immediately exercisable at a price of $1.20 per share of common stock and expire three years from the date of issuance. The shares of common stock and the accompanying warrants were purchased together in the offering but were issued separately and were immediately separable upon issuance.

In connection with capital raise on April 14, 2020, Maxim exercised its over-allotment option under the Underwriting Agreement, and purchased 470,000 shares of common stock, less the Underwriter's discount and commissions and offering expenses, of $415,244. This over-allotment exercise transaction closed on April 17, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Milestone Scientific is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Milestone Scientific’s Interim Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of Milestone Scientific’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, Milestone Scientific’s Interim Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of March 31, 2020 are effective to ensure that information required to be disclosed in the reports Milestone Scientific files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Milestone Scientific's management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in Milestone Scientific’s internal control over financial reporting that occurred during Milestone Scientific’s last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, Milestone Scientific’s internal controls over financial reporting.

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
Date: May 15, 2020