Form 10-Q
period 2020-06-30
MILESTONE SCIENTIFIC INC.
filed 2020-08-14
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

As of August 14, 2020, the registrant has a total of 65,869,023 shares of Common Stock, $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

MILESTONE SCIENTIFIC INC.

Form 10-Q

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends that may affect Milestone Scientific’s future plans of operations, business strategy, results of operations and financial condition. Milestone Scientific wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Milestone Scientific’s plans and objectives are based, in part, on assumptions involving the continued expansion of its business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Milestone Scientific. Although Milestone Scientific believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, our history of operating losses that are expected to continue the ongoing COVID-19 pandemic, the early stage operations of and relative lack of acceptance of our medical products, relying exclusively on two third parties to manufacture our products, changes in our informal manufacturing arrangements made by the manufacturers of our products and disruptions at the manufacturing facilities of our manufacturers exposes us to risks that may harm our business, restrict our operations or require us to relinquish proprietary rights, if physicians do not accept or use our CompuFlo® Epidural Computer Controlled Anesthesia System our ability to generate revenue from sales will be materially impaired, exposure to the risks inherent in international sales and operations, including China, and developments by competitors may render our products or technologies obsolete or non-competitive, the inclusion of such information should not be regarded as a representation by Milestone Scientific or any other person that the objectives and plans of Milestone Scientific will be achieved. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and the actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in Milestone Scientific’s reports, including without limitations, Milestone Scientific's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”). Milestone Scientific disclaims any intent or obligation to update such forward-looking statements.

Milestone Scientific is the owner of the following registered U.S. trademarks: CompuDent®; CompuMed®; CompuFlo®; DPS Dynamic Pressure Sensing technology®; Milestone Scientific ®; the Milestone logo ®; SafetyWand®; STA Single Tooth Anesthesia Device®; and The Wand ®.

Part I- Financial Information

Item 1. Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$16,610,217	$1,516,272
Accounts receivable, net	107,286	1,710,665
Prepaid expenses and other current assets	468,919	519,063
Inventories, net	1,852,453	1,620,509
Advances on contracts	842,180	710,662
Total current assets	19,881,055	6,077,171
Furniture, fixtures and equipment, net	30,925	44,976
Patents, net	355,755	382,260
Right of use assets	671,803	15,977
Other assets	24,150	35,905
Total assets	$20,963,688	$6,556,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$461,527	$1,379,425
Accounts payable, related party	519,393	1,358,752
Accrued expenses and other payables	1,048,006	775,055
Accrued expenses, related party	653,796	1,057,957
Current portion of finance leases	6,108	3,904
Current operating lease right-of-use liabilities	66,682	12,072
Note payable	272,099	-
Deferred profit, related party	340,476	340,476
Total current liabilities	3,368,087	4,927,642
Finance lease liabilities, non-current	32,596	-
Operating lease right-of-use liabilities	594,416	-
Total liabilities	$3,995,099	$4,927,642

Commitments and contingencies

Stockholders’ equity
Common stock, par value $.001; authorized 75,000,000 shares; 63,236,164 shares issued and 63,202,831 shares outstanding as of June 30, 2020; 49,410,176 shares issued and 49,376,843 shares outstanding as of December 31, 2019;	$63,236	$49,410
Additional paid in capital	116,199,595	96,082,324
Accumulated deficit	(98,315,363)	(93,524,297)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific Inc. stockholders' equity	17,035,952	1,695,921
Noncontrolling interest	(67,363)	(67,274)
Total stockholders’ equity	$16,968,589	1,628,647
Total liabilities and stockholders’ equity	$20,963,688	$6,556,289

                      The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Product sales, net	$167,674	$2,257,851	$1,979,060	$4,173,759
Cost of products sold	55,626	752,183	615,326	1,370,876
Gross profit	112,048	1,505,668	1,363,734	2,802,883

Selling, general and administrative expenses	3,176,768	2,517,970	5,929,580	4,627,023
Research and development expenses	108,170	95,529	215,650	101,875
Total operating expenses	3,284,938	2,613,499	6,145,230	4,728,898
Loss from operations	(3,172,890)	(1,107,831)	(4,781,496)	(1,926,015)
Interest income fees	(4,062)	(2,375)	(8,159)	(3,618)
Change in fair value of derivative liability	-	12,462	-	52,722
Loss before provision for income taxes and net of equity investments	(3,176,952)	(1,097,744)	(4,789,655)	(1,876,911)
Provision for income taxes	(1,250)	(14,163)	(1,500)	(18,627)
Loss before equity in net earnings (losses) of equity investments	(3,178,202)	(1,111,907)	(4,791,155)	(1,895,538)
Earnings from China Joint Venture	-	(58,664)	-	(49,100)
Net loss	(3,178,202)	(1,053,243)	(4,791,155)	(1,846,438)
Net loss attributable to noncontrolling interests	11,738	11,959	24,476	22,402
Net loss attributable to Milestone Scientific Inc.	$(3,166,464)	$(1,041,284)	$(4,766,679)	$(1,824,036)

Net loss per share applicable to common stockholders—
Basic	$(0.06)	$(0.02)	$(0.09)	$(0.04)
Diluted	$(0.06)	$(0.02)	$(0.09)	$(0.04)

Weighted average shares outstanding and to be issued—
Basic	56,694,793	45,366,237	51,728,806	41,904,581
Diluted	56,694,793	45,366,237	51,728,806	41,904,581

                        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	Preferred Stock Shares	Preferred Stock	Common Stock Share	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total
Balance, January 1, 2020	-	-	49,410,176	$49,410	$96,082,324	$(93,524,297)	$(67,274)	$(911,516)	$1,628,647
Stock based compensation	-	-			30,715				30,715
Common stock issued to employee for compensation	-	-	22,633	23	14,989				15,012
Common stock to be issued for payment of consulting services	-	-			25,000				25,000
Common stock to be issued to employees for bonuses	-	-			171,046				171,046
Common stock issued for warrants	-	-	460,725	460	229,902				230,362
Net loss	-	-				(1,600,215)	(12,738)		(1,612,953)
Balance, March 31, 2020	-	-	49,893,534	$49,893	$96,553,976	$(95,124,512)	$(80,012)	$(911,516)	$487,829
Stock based compensation					23,946				23,946
Common stock issued to employee for compensation			11,450	11	14,989				15,000
Common stock issued for payment of consulting services			278,581	279	381,520				381,799
Common stock issued to board of directors for services			39,232	39	53,967				54,006
Common stock issued to employees for bonuses			202,617	203	(203)				-
Common stock to be issued to employees for bonuses					462,504				462,304
Common stock issued in public offering April 6,2020			5,420,000	5,420	4,621,022				4,626,442
Common stock issued in public offering-June 30, 2020			6,770,000	6,770	13,369,845				13,376,615
Acquired controlling interest in Milestone Advanced Cosmetic Systems						(24,387)	24,387		-
Common stock issued for warrants			620,750	621	718,029				718,650
Net loss						(3,166,464)	(11,738)		(3,178,202)
Balance, June 30, 2020			63,236,164	63,236	$116,199,595	$(98,315,363)	$(67,363)	$(911,516)	$16,968,589

	Preferred Stock Shares	Preferred Stock	Common Stock Share	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total
Balance, January 1, 2019	7,000	7	36,329,600	36,330	88,414,718	(85,999,929)	(11,402)	(911,516)	1,528,208
Stock based compensation	-	-			56,988	-	-	-	56,988
Common stock to be issued to employees for bonuses	-	-	175,715	175	61,325	-	-	-	61,500
Common stock to be issued for payment of consulting services	-	-	118,115	118	39,882	-	-	-	40,000
Common stock to be issued to board of directors for services	-	-	22,727	23	7,477	-	-	-	7,500
Common stock issued to employee for compensation	-	-	20,588	21	6,979	-	-	-	7,000
Common stock issued in public offering			6,282,400	6,281	1,968,265	-	-	-	1,974,546
Common stock issued in private offering			714,286	714	249,286	-	-	-	250,000
Reclassification of warrants and shares to be issued to derivative liability ( Note 9)					(406,045)	-	-	-	(406,045)
Net loss						(782,752)	(10,443)	-	(793,195)
Balance, March 31, 2019	7,000	7	43,663,431	43,662	90,398,875	(86,782,681)	(21,845)	(911,516)	2,726,502
Stock based compensation					44,712	-	-	-	44,712
Common stock to be issued for payment of consulting services			265,140	265	139,735	-	-	-	140,000
Common stock issued to employee for compensation			41,667	42	14,958	-	-	-	15,000
Common stock to be issued to board of directors for services			82,442	82	29,918	-	-	-	30,000
Conversion of Preferred Shares to Common Stock (mandatory)	(7,000)	(7)	5,982,906	5,983	(5,976)	-	-	-	-
Reclassification of warrants and shares to be issued to derivative liability ( Note 9)			(2,903,336)	(2,902)	(1,062,637)	-	-	-	(1,065,539)
Net loss						(1,041,284)	(11,959)		(1,053,243)
Balance, June 30, 2019	-	-	47,132,250	47,132	89,559,585	(87,823,965)	(33,804)	(911,516)	837,432

                    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30
	2020	2019
Cash flows from operating activities:
Net loss	$(4,791,155)	$(1,846,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	31,851	24,993
Amortization of patents	26,506	26,506
Inventory reserve	-	(2,061)
Stock compensation	58,219	101,700
Employees paid in stock	714,005	-
Expense paid in stock	406,800	-
Non-cash operating lease expense	28,901	-
Earnings on China joint venture	-	(49,100)
Change in fair value of derivative liability	-	(52,722)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,603,379	319,537
Decrease in accounts receivable, related party	-	100,000
Decrease in other assets	11,755	9,523
(Increase) decrease in inventories	(231,944)	652,631
(Increase) decrease in advances on contracts	(131,518)	118,669
Decrease in prepaid expenses and other current assets	50,162	7,978
(Decrease) in accounts payable	(917,898)	(12,573)
(Decrease) in accounts payable, related party	(839,359)	(380,482)
Decrease in deferred cost, related party	-	50,000
Increase in accrued expenses	272,953	284,128
(Decrease) increase in accrued expenses, related party	(404,161)	125,428
(Decrease) in deferred revenue, related party	-	(99,997)
Net cash used in operating activities	(4,111,504)	(622,279)
Cash flows from investing activities:
Purchase of property and equipment	(15,499)	(8,104)
Net cash used in investing activities	(15,499)	(8,104)
Cash flows from financing activities:
Proceeds from exercise of warrants	949,012	-
Payments finance lease obligations	(3,200)	-
Net proceeds from note payable	272,099	-
Net proceeds from Public Placement Offering	18,003,037	1,974,547
Net proceeds from Private Placement Offering	-	250,000
Net cash provided by financing activities	19,220,948	2,224,547
Net increase (decrease) in cash and cash equivalents	15,093,945	1,594,164
Cash and cash equivalents at beginning of period	1,516,272	743,429
Cash and cash equivalents at end of period	$16,610,217	$2,337,593

Supplemental non-cash disclosure of cash flow information:
Shares issued to board of directors	$-	$37,000
Shares issued to employees for compensation	$-	$22,500
Shares issued to consultants in lieu of cash payments	$-	$180,000
Initial recognition of operating lease-right of use assets	$706,251	$(166,292)
Initial recognition of operating lease right to used liabilities	$(706,251)	$166,292
Derivative liability	$-	$1,471,585

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

Milestone Scientific was incorporated in the State of Delaware in August 1989. Milestone Scientific is a medical technology research and development company that patents, designs, develops and commercializes innovative diagnostic and therapeutic injection technologies and devices for medical, dental, cosmetic, and veterinary applications. Since our inception, we have engaged in pioneering proprietary, innovative, computer-controlled injection technologies, and solutions for the medical and dental markets. Milestone Scientific has developed a proprietary, computer-controlled anesthetic delivery device, using The Wand®, a single use disposable handpiece. The device is marketed in the dental market under the trademark CompuDent®, and STA Single Tooth Anesthesia System® and in the medical market under the trademark CompuMed®. CompuDent® is suitable, for all dental procedures that require local anesthetic. CompuMed® is suitable upon regulatory approval, as required, for many medical procedures regularly performed in Plastic Surgery, Hair Restoration Surgery, Podiatry, Colorectal Surgery, Dermatology, Orthopedics, and many other disciplines. The dental devices are sold in the United States, Canada and in 60 other countries.

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

In December 2016, we received notification from the FDA that based upon the 510(k)-application submitted for intra- articular injections, we did not adequately document that the device met the equivalency standard required for 510(k) clearances. Following consultation with the FDA Office of Device Evaluation, we intend to file a new 510(k) application for the device in 2020.

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

NOTE 2-  LIQUIDITY AND UNCERTAINTIES

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

In the second quarter of 2020 the Company completed two capital raises. In April and June of 2020, the Company completed Common Stock Offerings generating net proceeds of approximately $4.6 million and $13.4 million, respectively See Note 9. As of June 30, 2020 cash on hand was approximately $16.6 million, an increase of $15.1 million from December 31, 2019. With the combination of these two Common Stock Offerings, the Company has sufficient liquidity to support operations beyond a year after the condensed consolidated financial statements issue date.

The coronavirus (COVID-19) that was reported to have surfaced in Wuhan, China in December 2019 and that has now spread to other countries throughout the world has and is expected to adversely impact our operations and those of our third-party partners.  As a result of the reduced hours and closings of dental offices throughout the country and the rest of the world due to the continuing spread of COVID-19, we anticipate that our revenue for the third quarter, and possibly the fourth quarter, will be adversely affected. In the quarter ending June 30, 2020, the Company has experienced a significant negative impact in dental related revenues. At this point in time, we can identify a slow pick up in dental instrument and disposable sales through beginning in the third quarter. However, it is still too early to determine an estimate of what those impacts will be, or the continuing effect COVID-19 may have on our third and fourth quarter revenue. In addition, it is too early to determine what the effect will be on the anticipated commercialization of our CompuFlo Epidural system as a medical device during 2020. The extent to which the coronavirus impacts our operations or those of our third-party partners also depend on future developments which are still highly uncertain and cannot be predicted with confidence at this time. Such future developments could have a material adverse effect on our financial results and our ability to conduct business as expected.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Milestone Scientific and its wholly owned and majority owned subsidiaries, including, Wand Dental (wholly owned), Milestone Advanced Cosmetic (majority owned), Milestone Education (wholly owned) and Milestone Medical (majority owned). All significant, intra-entity transactions and balances have been eliminated in consolidation.

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

3.  Reclassifications

Certain reclassification have been made to the 2019 financial statements to conform to the unaudited condensed consolidated 2020 financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

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

5.  Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To perform revenue recognition for customer arrangements the Company performs the following five steps:

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

Revenue from product sales is recognized upon transfer of control of a product to a customer, generally upon date of shipment. For certain arrangements where the shipping terms are FOB destination, revenue is recognized upon delivery. The Company has no obligation on product sales for any installation, set-up, or maintenance, these being the responsibility of the buyer. Milestone Scientific's only obligation after sale is the normal commercial warranty against manufacturing defects if the alleged defective unit is returned within the warranty period.

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

Disaggregation of Revenue

We operate in two operating segments: dental and medical. Therefore, results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. See Note 11 for revenues by geographical market, and product category for the six months ended June 30, 2020 and 2019.

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

8.  Accounts Receivable

Milestone Scientific sells a significant amount of its product on credit terms to its major distributors. Milestone Scientific estimates losses from the inability of its customers to make payments on amounts billed. Most credit sales are due within 90 days from invoicing. There have not been any significant credit losses incurred to date. As of June 30, 2020, and December 31, 2019, accounts receivable was recorded, net of allowance for doubtful accounts of $10,000.

9.  Inventories

Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or net realizable value. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess, slow moving, defective, and obsolete inventory is recorded if required based on past and expected future sales, potential technological obsolescence, and product expiration requirements. The valuation allowance creates a new cost basis for the inventory and it is not subsequently marked up through a reduction in the valuation allowance based on any changes in the underlying facts and circumstances. When the valuation allowance is initially recorded, the increase to the allowance is recognized as an increase in cost of sales. The valuation allowance is only reduced if or when the underlying inventory is sold or destroyed, at which time cost of sales recognized would include the previous adjusted cost basis.

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

12.  Intangible Assets – Patents and Developed Technology

Patents are recorded at cost to prepare and file the applicable documents with the US Patent Office, or internationally with the applicable governmental office in the respective country. The costs related to these patents are being amortized using the straight-line method over the estimated useful life of the patent. Patents and other developed technology acquired from another business entity will be amortized based on the estimated useful life of the patent. These patents and developed technology are recorded at the acquisition cost.

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

14. Note Payable

On April 27, 2020, The Company, was granted a loan (the “Loan”) from Savoy Bank. in the aggregate amount of approximately $272,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The Loan, which was in the form of a Note dated April 27, 2020,  matures on April 27, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 26, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

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

On June 30, 2020 and December 31, 2019, we had no uncertain tax positions that required recognition in the condensed consolidated financial statements. Milestone Scientific's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the condensed consolidated statements of operations. No interest and penalties are present for periods open. Tax returns for the 2016, 2017, and 2018 years are subject to audit by federal and state jurisdictions.

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

Since Milestone Scientific had net losses in the six months ended June 30, 2020 and 2019, the assumed effects of the exercise of potentially dilutive outstanding stock options, and warrants, were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, and warrants totaled 7,686,628 and 5,053,832 on June 30, 2020 and 2019, respectively.

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of an input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. As of June 30, 2020 the Company does not have any assets or liabilities that were measured at fair value on a recurring basis. The carrying amounts reported in the accompanying unaudited condensed consolidated financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments.

19. Derivative Liability

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks; however, the Company had certain financial instruments that qualified as derivatives and were classified as liabilities on the balance sheet during the year ended December 31, 2019. The Company evaluates all its financial instruments to determine if those instruments or any potential embedded components of those instruments qualify as derivatives that need to be separately accounted for in accordance with FASB ASC 815, “Derivatives and Hedging”. Derivatives satisfying certain criteria are recorded at fair value at issuance and marked-to-market at each balance sheet date with the change in the fair value recorded as income or expense. In addition, upon the occurrence of an event that requires a derivative liability to be reclassified to equity, the derivative liability is revalued to fair value at that date. See Note 9, Outstanding Equity Instruments in Excess of Authorized Shares.

20.  Stock-Based Compensation

Milestone Scientific accounts for stock-based compensation under ASC Topic 718, "Compensation - Stock Compensation". ASC Topic 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Statements of Operations over the service period, as an operating expense, based on the grant-date fair values.

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

22.  Recent Accounting Pronouncements

In June 2016, the FASB issued a new standard ASU No. 2016-13, “Financial Instruments – Credit Losses” (Topic 326). The new standard is intended to replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. It will be effective for all smaller reporting entities for fiscal years and interim periods, beginning after December 15, 2022.

On November 28, 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, “Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820)”, which changes the fair value measurement disclosure requirements of ASC 820. This ASU removes certain disclosure requirements regarding the amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of transfers between the levels. This ASU also adds disclosure requirements regarding unrealized gains and losses included in Other Comprehensive Income for recurring Level 3 fair value measurements and the range and weighted average of unobservable inputs used in Level 3 fair value measurements. ASU 2018-13 is effective for all entities with fiscal years beginning after December 15, 2019, including interim periods therein. The adoption of this standard did not have a material effect on financial statement presentation.

NOTE 4 — INVENTORIES

Inventories consist of the following:

	June 30, 2020	December 31, 2019

Dental finished goods, net	$1,506,621	$1,306,763
Medical finished goods, net	255,217	213,861
Component parts and other materials	90,615	99,885
Total inventories	$1,852,453	$1,620,509

On June 30, 2020, there is a reserve for slow moving medical finished goods of approximately $450,000 and damaged or slow moving dental finished goods of approximately $9,500. The reserve for the medical finished goods was primarily related to the delay in regulatory approval and commercialization of the intra-articular medical instrument. As of December 31, 2019, there is a reserve for slow moving medical finished goods of approximately $450,000 and damaged or slow moving dental finished goods of approximately $318,000. Approximately $308,000 of the dental finished inventory reserved at December 31, 2019 was destroyed during the second quarter of  2020.

NOTE 5 — ADVANCES ON CONTRACTS

The advances on contracts represent funding of future STA inventory purchases, epidural instruments, and epidural replacements parts. The balance of the advances as of June 30, 2020 and December 31, 2019 is approximately  $842,000 and $710,000, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

NOTE 6 – INVESTMENT IN AND TRANSACTIONS WITH EQUITY INVESTEES

Milestone China Ltd.

Ownership

In June 2014, Milestone Scientific invested $1 million in Milestone China Ltd. (“Milestone China”), by contributing dental instruments to Milestone China for a forty (40%) ownership interest. Milestone China owns approximately 75% of Milestone Beijing Medical Equipment Company, Ltd (“Milestone Beijing”). Milestone Beijing has primary responsibility for the sales, marketing, and distribution of the Company’s dental products in China. Milestone Scientific recorded their investment in Milestone China under the equity method of accounting.

In first quarter 2020, Milestone China and certain marketing affiliates entered into a plan to merge (the Transaction) into an affiliated manufacturing company, Anhui Maishida Medical Technology, Co. Ltd. (Anhui). Anhui will be the surviving entity after the merger and will have complete responsibility for sales, marketing, and distribution for the Company’s dental products in

China. However, as of June 30, 2020, due to the COVID-19 Pandemic, the regulatory documentation for the planned merger have been placed in suspense since applicable government offices are still closed in China and Hong Kong. After completion of the Transaction, Milestone Scientific is expected to have an approximate 28.4% direct ownership in Anhui. Milestone China and certain marketing affiliates are expected to be dissolved upon completion of the merger and upon the required regulatory filings in China and Hong Kong.

Related Party Transactions

Milestone China is Milestone Scientific’s exclusive distributor in China.  During 2017 and prior to the payment default during 2018, Milestone Scientific agreed to sell inventory to Milestone China and its agent. During 2018, Milestone Scientific entered into a payment arrangement with Milestone China to satisfy past due receivables from Milestone China and it is agents which amounted to $2.8 million at the time of the payment arrangement. Milestone Scientific collected $950,000 under this arrangement, until Milestone China defaulted on the payment arrangements. Milestone Scientific  halted  shipments to Milestone China and the Company has adjusted the accounts receivable related party and the deferred revenue related party based on the expected payment realization and recorded a reserve against the related deferred cost of $1.25 million during the fourth quarter of 2018.

For the three and six months ended June 30, 2020 Milestone Scientific did not ship and recognize any deferred revenue or net revenue for  Milestone China and its agents, respectively. For the three and six months ended June 30, 2019 Milestone Scientific did not ship and recognize any deferred revenue but recognized revenue of $50,000 and $100,000 for Milestone China and its agents, respectively.

United System transaction

In April of 2020, the Company entered into an agreement with United Systems, Inc., related party (see Note 13) regarding certain handpieces supplied to Milestone China in 2018, that were billed and shipped by United Systems, as well as STA instruments billed to United Systems and delivered to Milestone China, and not paid by Milestone China. United Systems sold their entire accounts receivable due from Milestone China for the above described handpieces and STA instruments for $370,260 to Milestone Scientific. Milestone Scientific will pay United Systems the sale price as follows; $100,000 in cash paid in April 2020, $170,260 in shares of the Corporation’s Common Stock (priced as of the close of business on April 23, 2020, $1.59, as negotiated and agreed by all parties ) issued in June 2020, and $100,000 in cash due July 2020. All payment have been paid. The Company is entitled to the cash collections, if and when received,  on the accounts receivable  due to United Systems prior to this agreement up to approximately $1.4 million. The Company has recorded a charge to the condensed consolidated statement of operations for $370,260 during the three months ended June 30, 2020.

Milestone Advanced Cosmetic Systems Inc.

In May 2020,  Milestone Scientific finalized an agreement for the purchase of Milestone China’s 50% interest in Advanced Cosmetic Systems Inc., for the forgiveness of $900,000 in accounts receivable  owed by Milestone China to Milestone Scientific (and previously fully reserved for), resulting in a noncash transaction. Milestone China will have the option to repurchase the 50% interest in Advanced Cosmetic Systems within one year from the sale date for $900,000 in cash. As a result of the purchase Milestone Scientific will own 100% of Advanced Cosmetic Systems Inc at the expiration of the option period. Due to Milestone Scientific controlling financial interest both before and after the transaction the transaction has been accounted for as an equity transaction.

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

At June 30, 2020 and December 31, 2019, the deferred profit was $340,476, which is included in deferred profit, related party in the condensed consolidated balance sheets. For the three and six months ended June 30, 2020 and 2019 Milestone Scientific recorded earnings on equity investment of $- and $- and $9,564 and $58,664 respectively, for product sold by Milestone China to third parties.

Equity Method Disclosures

As a result of the COVID-19 Pandemic, as previously noted, Milestone China, Milestone Beijing and Anhui have not legally finalized the Transaction, previously noted. Further, Milestone China and Milestone Beijing have not completed the financial accounting and reporting as of and for the three and six months ended June 30, 2020. Consequently, the summarized financial information (unaudited) for Milestone China, Milestone Beijing are not available and therefore not included herein.

Milestone Scientific, in previous years, reduced its investment in Milestone China to zero and had accumulated losses over the investment balance of approximately $4.3 million as of December 31, 2019, which have been suspended. Milestone Scientific believes that its equity method portion of Milestone China’s expected losses for the three and six months ending June 30, 2020 do not have a significant impact on and are not material to the consolidated financial statements of the Company.

NOTE 7 — PATENTS

	June 30, 2020
	Cost	Accumulated Amortization	Net
Patents-foundation intellectual property	$1,377,863	$(1,022,108)	$355,755
Total	$1,377,863	$(1,022,108)	$355,755

	December 31, 2019
	Cost	Accumulated Amortization	Net
Patents-foundation intellectual property	$1,377,863	$(995,603)	$382,260
Total	$1,377,863	$(995,603)	$382,260

Patents are amortized utilizing the straight-line method over estimated useful lives ranging from 3 to 20 years. Amortization expense was approximately $13,200 and $26,500 for both the three and six months ended June 30, 2020 and 2019, respectively.

NOTE 8 — NOTE PAYABLE

On April 27, 2020, the Company, was granted a loan (the “Loan”) from Savoy Bank. in the aggregate amount of approximately $272,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after seven weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The Loan, matures on April 27, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 26, 2020. The Note payable principal is due April 27, 2022 in a balloon payment if the loan is not forgiven.  The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations originating before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot be assured that certain actions taken that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

NOTE 9— STOCKHOLDERS’ EQUITY

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

Also, in February 2019, the Company generated gross proceeds from a private placement of approximately $250,000 for 714,286 shares of common stock and warrants to purchase 178,571 shares of common stock from Bp4 S.p.A., a principal stockholder of Milestone Scientific that exercised its right to participate on a pro-rata basis on the recent public offering. Bp4’s CEO is a director of Milestone Scientific and at the time  also Chief Executive Officer and Director of Wand Dental, a wholly owned subsidiary of Milestone Scientific. The warrants have a term of 5 years and are exercisable at $0.50 per share.

In the second quarter of 2020, the Company completed two public offerings. In April 2020, a  Common Stock offering generating gross proceeds of approximately $5.1 million (5,420,000 common shares and 2,710,000 warrants). The combined price of the shares and warrants was $0.95 per share. The warrants are exercisable at a price of $1.20 per share and have an expiration of three (3) years from the issue date. In June 2020, the Company completed a second Common Stock offering generating gross proceeds of approximately $14.6 million (6,770,000 common shares and 3,749,000 warrants). The combined price of the shares and warrants was  $2.15 per share. The warrants are exercisable  at $2.60 and expire three (3) years from the issue date.

WARRANTS

The following table summarizes information about shares issuable under warrants outstanding as of June 30, 2020:

	Warrant shares outstanding	Weighted Average exercise price	Weighted Average remaining life	Intrinsic value

Outstanding at January 1, 2020	1,074,171	$0.50	4.10	$956,012
Issued	6,459,000	2.01	3.00	-
Exercised	(1,081,475)	0.88	-	-
Expired or cancelled	-	-	-	-
Outstanding and exercisable at June 30, 2020	6,451,696	$1.95	2.98	$2,430,184

The following table summarizes information about shares issuable under warrants outstanding as of June 30, 2019:

	Warrant shares outstanding	Weighted Average exercise price	Weighted Average remaining life	Intrinsic value

Outstanding at January 1, 2019	1,592,775	$2.55	0.48	$-
Issued	1,749,171	0.50	4.60	-
Exercised			-	-
Expired or cancelled	-	-	-	-
Outstanding and exercisable at June 30, 2019	3,341,946	$1.48	2.60	$-

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

SHARES TO BE ISSUED

As of June 30, 2020 and 2019, there were 2,370,345 and 2,185,910 shares to be issued whose issuance has been deferred to the Chief Executive Officer, Chief Financial Officer, and other employees of Milestone Scientific, respectively.

As of June 30, 2020, and 2019, there were 149,285 and 717,456 shares, respectively, to be issued to non-employees, respectively, that will be issued to non-employees for services rendered. The number of shares was fixed at the date of grant and were fully vested upon grant date.

The following table summarizes information about shares to be issued on June 30, 2020 and 2019, respectively.

	June 30, 2020	June 30, 2019

Shares-to-be-issued, outstanding January 1,	2,375,760	2,470,565
Granted in current period	358,482	1,029,424
Issued in current period	(214,612)	(596,623)
Shares-to be issued outstanding June 30,	2,519,630	2,903,366

OUTSTANDING EQUITY INSTRUMENTS IN EXCESS OF AUTHORIZED SHARES

As a result of the shares and warrants issued in the public and private offerings as well as other issuance of common stock during 2019, the Company did not have a sufficient number of authorized shares of common stock to cover the exercise and issue of outstanding equity instruments. Therefore, as of June 30, 2019, the warrants issued in the public and private placement were classified as liabilities. As long as the warrants remained liability-classified, they were continued to be re-measured each reporting period, with any increase or decrease in value recorded as a loss or gain in the condensed consolidated statement of operations.

The initial fair value of the warrants was determined using a Black-Scholes option pricing model. The following assumptions were used to value the warrants at the grant date:

	2016 Warrants	2019 Warrants
Expected Term (years)	.04 years	5 years
Volatility	100%	85%
Dividend yield	0%	0%
Exercise Price	$2.55	$0.50
Risk-free interest rate	2.09%	2.50%
Weighted average fair value of warrants granted	-	$0.22
Number of shares underlying warrants granted	201,044	1,749,171

As these warrants are liability-classified, they were revalued on June 30, 2019 using the following assumptions:

	2016 Warrants	2019 Warrants
Expected Term (years)	.04 years	4.6
Volatility	100%	85%
Dividend yield	0%	0%
Exercise Price	$2.55	$0.50
Risk-free interest rate	2.09%	1.76%
Weighted average fair value of warrants granted	-	$0.21

Additionally, as of June 30, 2019 approximately 2,900,000 of the shares to be issued were also classified as a liability until there was a sufficient number of authorized shares of common stock to cover the issuance of the shares. These shares were valued at the trading price of a share of the Company’s common stock ($0.36 upon the creation of the liability and as of June 30, 2019) and are continuously re-measured each reporting period, with any increase or decrease in value recorded as a loss or gain in the condensed consolidated statement of operations. For the three and six months ended June 30, 2019 the Company recognized a gain of approximately $12,500 and $52,700, respectively, in relation to the revaluation of the derivative warrants and shares to be issued.

On December 17, 2019, the Company’s shareholders approved an increase to the authorized share limit to 75,000,000. On December 17, 2019, the Company reclassified all derivative liabilities related to the insufficient number of authorized shares to stockholders’ equity. As such, there were no derivative liabilities during the six months ended June 30, 2020.

NOTE 10 — INCOME TAXES

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

NOTE 11 — SEGMENT AND GEOGRAPHIC DATA

We conduct our business through two reportable segments: Dental and Medical. These segments offer different products and services to different customer base. The Company provides general corporate services to its segments; however, these services are not considered when making operating decisions and assessing segment performance. These services are reported under “Corporate Services” below and these include costs associated with executive management, investor relations, patents, trademarks, licensing agreements, new instruments developments, financing activities and public company compliance.

The following tables present information about our reportable and operating segments:

Net Sales:	Three months ended June 30,2020	Three months ended June 30, 2019	Six months ended June 30,2020	Six months ended June 30, 2019

Dental	$165,674	$2,242,751	$1,969,260	$4,158,259
Medical	2,000	15,100	9,800	15,550
Total net sales	$167,674	$2,257,851	$1,979,060	$4,173,809

Operating (Loss):	Three months ended June 30,2020	Three months ended June 30, 2019	Six months ended June 30,2020	Six months ended June 30, 2019

Dental	$(650,236)	$629,474	$(223,856)	$1,121,440
Medical	(814,429)	(664,658)	(1,484,241)	(1,156,341)
Corporate	(1,708,225)	(1,072,647)	(3,073,399)	(1,891,114)
Total operating loss	$(3,172,890)	$(1,107,831)	$(4,781,496)	$(1,926,015)

Depreciation and Amortization:	Three months ended June 30,2020	Three months ended June 30, 2019	Six months ended June 30,2020	Six months ended June 30, 2019

Dental	$3,101	$3,950	$8,800	$7,886
Medical	621	5,999	4,333	12,170
Corporate	17,416	15,507	45,224	31,445
Total depreciation and amortization	$21,138	$25,456	$58,357	$51,501

(Loss) before taxes and equity in earnings of affiliates:	Three months ended June 30,2020	Three months ended June 30, 2019	Six months ended June 30,2020	Six months ended June 30, 2019

Dental	$(651,384)	$627,051	$(225,845)	$1,120,035
Medical	(815,391)	(664,007)	(1,486,310)	(1,156,393)
Corporate	(1,710,177)	(1,060,788)	(3,077,500)	(1,840,553)
Total loss before taxes and equity in earnings of affiliate	$(3,176,952)	$(1,097,744)	$(4,789,655)	$(1,876,911)

Total Assets:	June 30,2020	December 31, 2019

Dental	$3,206,689	$5,008,324
Medical	679,115	590,727
Corporate	17,077,884	957,238
Total assets	$20,963,688	$6,556,289

The following table presents information about our operations by geographic area for three months ended June 30, 2020 and  2019.  Net sales by geographic area are based on the respective locations of our subsidiaries:

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Dental	Medical	Total	Dental	Medical		Total
Domestic-US
Devices	$-	$-	$-	$119,338		$10,800	$130,138
Handpieces	36,812	2,000	38,812	897,057		300	897,357
Other	1,542	-	1,542	31,358		-	31,358
Total Domestic US	$38,354	$2,000	$40,354	$1,047,753		$11,100	$1,058,853

International ROW
Devices	$31,800	$-	$31,800	$357,796	$		$357,796
Handpieces	87,632	-	87,632	760,163		4,000	764,163
Other	7,888	-	7,888	27,039		-	27,039
Total International ROW	$127,320	$-	$127,320	$1,144,998		$4,000	$1,148,998

International-China
Devices	$-	$-	$-	$-		$-	$-
Handpieces	-	-	-	50,000		-	50,000
Other	-	-	-	-		-	-
Total China	$-	$-	$-	$50,000		$-	$50,000

Total Product Sales	$165,674	$2,000	$167,674	$2,242,751		$15,100	$2,257,851

The following table presents information about our operations by geographic area for the six months ended June 30, 2020 and 2019.  Net sales by geographic area are based on the respective locations of our subsidiaries:

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Dental	Medical	Total	Dental	Medical	Total
Domestic-US
Devices	$525	$-	$525	$221,405	$10,800	$232,205
Handpieces	633,490	2,000	635,490	1,597,016	300	1,597,316
Other	21,590	-	21,590	45,753		45,753
Total Domestic US	$655,605	$2,000	$657,605	$1,864,174	$11,100	$1,875,274

International ROW
Devices	$274,304	$7,600	$281,904	$665,068	$-	$665,068
Handpieces	1,017,923	200	1,018,123	1,480,667	4,400	1,485,067
Other	21,428	-	21,428	48,350		48,350
Total International-ROW	$1,313,655	$7,800	$1,321,455	$2,194,085	$4,400	$2,198,485

International-China
Devices	$-	$-	$-	$-	$-	$-
Handpieces	-	-	-	100,000	-	100,000
Other	-	-	-			-
Total China	$-	$-	$-	$100,000	$-	$100,000

Total Product Sales	$1,969,260	$9,800	$1,979,060	$4,158,260	$15,500	$4,173,759

NOTE 12 -- CONCENTRATIONS

Milestone Scientific has informal arrangements with third-party manufacturers of the STA, epidural, and intra-articular devices, pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. Consequently, advances on contracts have been classified as current on June 30, 2020 and December 31, 2019. The termination of the manufacturing relationship with any of these manufacturers could have a material adverse effect on Milestone Scientific’s ability to produce and sell its products. Although alternate sources of supply exist, and new manufacturing relationships could be established, Milestone Scientific would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, because of termination of such a relationship, would have a material adverse effect on Milestone Scientific’s financial condition, business, and results of operations.

For the six months ended June 30, 2020, and 2019 an aggregate of approximately 37% and 50% of the Company’s net product sales were from one domestic distributor, respectively. For the three months ended June 30, 2020 net product sales were 40% from one domestic distributor and 23% from one international distributor. For the three months ended June 30, 2019 an aggregate of approximately 52% of the Company’s product sales were to one domestic customer/distributor. Accounts receivable for the domestic and international distributor amounted to approximately or 61% and 0%, of Milestone Scientific's gross accounts receivable as of June 30, 2020, respectively. Accounts receivable for the major domestic customer/distributor amounted to approximately or 77%, of Milestone Scientific's gross accounts receivable as of December 31, 2019.

The COVID-19 pandemic affected the Company’s operations in the second quarter and may continue to do so indefinitely thereafter. The Company is continuously monitoring its own operations and intends to take appropriate actions to mitigate the risks arising from the COVID-19 pandemic to the best of its abilities, but there can be no assurances that the Company will be successful in doing so. To the extent the Company is able to obtain information about and maintain communications with its customers, suppliers, vendors, and other business partners, the Company will seek to minimize disruptions to its supply chain and distribution channels, but many circumstances will be beyond the Company’s control. Governmental action may further cause the Company to temporarily close its facilities and/or regional quarantines may result in labor shortages and work stoppages. All of these factors may have far reaching direct and indirect impacts on the Company’s business, operations, and financial results and condition. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments which cannot be predicted.

NOTE 13 -- RELATED PARTY TRANSACTIONS

United Systems

Milestone Scientific has a manufacturing agreement with United Systems (whose controlling shareholder, Tom Cheng, is a significant stockholder of Milestone Scientific), the principal manufacturers of its handpieces, pursuant to which it manufactures products under specific purchase orders, but without minimum purchase commitments. Purchases from this manufacturer were approximately $725,000 and $505,000 for the six months ended June 30, 2020 and 2019, respectively. As June 30, 2020 and December 31, 2019, Milestone Scientific owed this manufacturer approximately $281,000 and $943,000, respectively, which is included in accounts payable, related party on the condensed consolidated balance sheets. In February 2019, Milestone Scientific Board of Directors granted United Systems 285,714 shares of stock at $0.35 or $100,000 for consulting services. These shares were issued July 2019.

On April 29, 2020, the Board of Directors approved the purchase of United Systems accounts receivable ($370,260) See Note 6.

Milestone China

As of June 30, 2020, Milestone Scientific owned a 40% interest in Milestone China. See Note 6.

Other

As of June 30, 2020, and December 31, 2019, Milestone Scientific had deferred compensation for Chief Executive Officer of Wand Dental of approximately of and $356,000, and $380,000, respectively which is included accrued expenses related party.

In August 2016, K. Tucker Andersen, a significant stockholder of Milestone Scientific, entered into an agreement with Milestone Scientific to provide financial and business strategic services. Expenses recognized on this agreement were $25,000, and $50,000 for the three and six months ended June 30, 2020, and 2019, respectively.

In January 2017, Milestone Scientific entered into a twelve-month agreement with Innovest S.p.A., a significant stockholder of Milestone Scientific, to provide consulting services. This agreement will renew for successive twelve-month terms unless terminated by Innovest S.p.A or Milestone Scientific. Expenses recognized on this agreement were $20,000 and $40,000 for the three and six months ended June 30, 2020, and 2019, respectively.

The Director of Clinical Affairs’ royalty fee was approximately $97,000 and $199,000 for the six months ended June 30, 2020 and 2019, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of $78,000 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, Milestone Scientific owed the Director Clinical Affairs for royalties of approximately $284,000 and $390,000, respectively, which is included in accounts payable, related party and accrued expense, related party.

NOTE 14 — COMMITMENTS

(1)  Contract Manufacturing Agreement

Milestone Scientific has informal arrangements with third-party manufacturers of the STA, epidural, and intra-articular devices, pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. As of June 30, 2020, the purchase order commitment for dental instruments was $736,120 and advances of $313,766 are reported in inventory advances.

In August 2019, the Company entered a new purchase commitment for the delivery of 100 Epidural instruments beginning in 2020. As of June 30, 2020, we have an open purchase order of $299,000 for 100 Epidural instruments and have advanced $149,500 against this purchase commitment. The Company also has advances on an open purchase order for long lead items for a future purchase order for the manufacturing of Epidural instrument in 2021, in which an advance of $121,649 is reported in inventory advances.

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

As of June 30, 2020, total operating lease right-of-use assets were $632,536 and total operating lease liabilities were $661,098, of which $66,682 and $594,416 were classified as current and non-current, respectively. As of December 31, 2019, total operating right-of-use assets were $15,977 and total operating lease liabilities (current) were $15,977. During the six months ended June 30, 2020, the Company also entered into a five-year lease for copiers which resulted in the recognition of property and equipment and total finance lease liabilities of $43,242. As of June 30, 2020, total finance lease liabilities were $38,704, of which $6,108 and $32,596 were classified as current and non-current, respectively.

Cash flow information related to the Company's right-of-use assets and related lease liabilities were as follows:

	Three months ended June 30,		Six months ended June 30,
Lease cost	2020	2019	2020	2019
Cash paid for operating lease liabilities	30,820	39,555	48,084	79,109
Cash paid for finance lease liabilities	2,685	-	4,937
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	-	-	663,009	175,557
Property and equipment obtained in exchange for new finance lease liabilities		-	43,242	-
(1) For the Six months ended June 30, 2019, the balance includes operating leases existing as of the adoption of ASC 842 on January 1, 2019.	-	-	-	-

Weighted-average remaining lease term - operating leases (years)	-	-	7	0
Weighted-average remaining lease term- finance leases (years)	-	-	5	0

(3)  Other Commitments

The technology underlying the Safety Wand® and CompuFlo®, and an improvement to the controls for CompuDent® were developed by the Director of Clinical Affairs and assigned to Milestone Scientific. Milestone Scientific purchased this technology pursuant to an agreement dated January 1, 2005. The Director of Clinical Affairs will receive additional payments of 2.5% of the total sales of products using certain of these technologies, and 5% of the total sales of products using certain other of the technologies until the expiration of the last patent covering these technologies. If products produced by third parties use any of these technologies (under license from us) then the Director of Clinical Affairs will receive the corresponding percentage of the consideration received by Milestone Scientific for such sale or license. See note  13 Other.

NOTE 15— SUBSEQUENT EVENTS

Since the quarter ended June 30, 2020, the Company issued 37,500 shares of common stock for warrants exercised at $0.50 for proceeds of $18,750 and 15,000 shares of common stock for warrants exercised at $1.20 for proceeds of $18,000.

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

OVERVIEW

Our common stock was listed on the NYSE American on June 1, 2015 and trades under the symbol “MLSS”. We have developed a proprietary, computer-controlled anesthetic delivery instrument, using The Wand, a single use disposable handpiece. The instrument is marketed in dental sector under the trademark CompuDent®, and STA Single Tooth Anesthesia System and in medical sector under the trademark CompuMed. CompuDent is suitable for all dental procedures that require local anesthetic. CompuMed is suitable for many medical procedures regularly performed in plastic surgery, hair restoration surgery, podiatry, colorectal surgery, dermatology, orthopedics, and several other disciplines. The dental instruments are sold in the United States, U.S. territories, Canada, and in over 58 other countries abroad. In June 2017, the FDA approved our 510(k) applications for marketing clearance in the United States of our CompuFlo Epidural Computer Controlled Anesthesia System. We are in the process of meeting with medical device distributors within the United States and Europe. There have been five medical instruments sold in the United States in 2018 and limited amounts sold internationally as of the reporting date. Certain of our medical instruments have obtained European CE mark approval and can be marketed and sold in most European countries.

Milestone Scientific remains focused on advancing efforts to achieve the following four primary objectives:

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

Wand STA Dental Market

Since its market introduction in early 2007, the Wand/STA Instrument and prior C-CLAD products have been used to deliver over 66 million safe, effective, and comfortable injections. The instrument has also been favorably evaluated in numerous peer-reviewed, published clinical studies and associated articles. Moreover, there appears to be a growing consensus among users that the STA Instrument is proving to be a valuable and beneficial instrument that is positively impacting the practice of dentistry worldwide.

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

On the global front, we have granted exclusive marketing and distribution rights for the Wand/STA Instrument to select dental suppliers in various international regions in Asia, Africa, South America, and Europe. They include FM Produkty Dla Stomatologii in Poland and Unident AB in the Scandinavian countries of Denmark, Sweden, Norway, and Iceland.

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

In December 2016, we received notification from the FDA that based upon the 510(k)-application submitted for intra- articular injections, we did not adequately document that the device met the equivalency standard required for 510(k) clearances. Following consultation with the FDA Office of Device Evaluation, we filed a new 510(k) application for the device in June 2018. In August 2018, the FDA provided Milestone Scientific with a list of questions on the intra-articular 510(k) application filed in June 2018. Due to the delay in responding to the FDA questions Milestone Scientific will be required file a new 510(K) application.

In January 2019, the Company announced the results of a four hundred patient clinical trial by researchers from the University of Miami, University of Texas, and Northwestern University, and two prominent California-based pain clinics. Published-Ahead-of-Print in Anesthesia & Analgesia (the official Journal of the International Anesthesia Research Society), the randomized, controlled study compared the effectiveness of the CompuFlo Epidural System in labor and delivery and chronic pain management, where loss of resistance and fluoroscopy are the current standards of care. The CompuFlo Epidural System was found to be ninety-nine percent successful in objectively identifying the epidural space even in challenging patients with a higher body mass index.

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

In October 2019, the Company announced the first international multicenter study to compare the incidence of accidental dural puncture using the CompuFlo Epidural System versus the continuous loss of resistance (LOR) technique. The study collected records between 2015 and 2019 of epidural administration on labor and delivery patients using the CompuFlo Epidural System from four institutions, one in the U.S., one in Chile, and two from Italy. Among the four sites, there were 812 patients who received epidural analgesia with CompuFlo, and none had accidental dural puncture regardless of the composition of the epidural performer types. The Company also announced that Professor Rovnat Babazade, MD, University of Texas Medical Branch at Galveston, Department of Anesthesiology, presented a poster at the ANESTHESIOLOGY® 2019 Annual Meeting in Orlando, Florida, entitled, "International Multicenter Study of Accidental Dural Puncture Rate; Comparison of the CompuFlo with Traditional Method''. ANESTHESIOLOGY 2019, hosted by the American Society of Anesthesiologists (ASA), unites more than 14,000 clinicians, thought leaders and professionals from around the world.

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

Covid-19 Pandemic

While the COVID-19 pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s first fiscal quarter ended March 31, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the first quarter. In the short-term, demand for the Company’s products has decreased, notably in our dental and medical divisions. Such decrease demand may or may not continue and/or demand may or may not increase from historical levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business and manufacturing disruption, inventory shortages, delivery delays, and reduced sales and operations, any of which could materially affect our business, financial condition, and results of operations.

The Company’s employees are being affected by the COVID-19 pandemic. The majority of our office and management personnel are working remotely. The health of the Company’s workforce is of primary concern and the Company may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. Further, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across the entire Company, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, the Company’s ability to manage its business may be impaired, and operational risks, cybersecurity risks and other risks facing the Company even prior to the pandemic may be elevated.

The COVID-19 pandemic is affecting the Company’s customers, suppliers, vendors, and other business partners, but the Company is not able to assess the full extent of the current impact nor predict the ultimate consequences that will result therefrom.

The COVID-19 pandemic is affecting the Company’s operations in the second quarter and may continue to do so indefinitely thereafter. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, manufacturing, distribution, marketing and sales operations, customer and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three and six month period ended June 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales channels, supply chain, manufacturing, and distribution nor to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Domestic-US
Devices	$-	$130,138	$525	$232,205
Handpieces	$38,812	897,357	$635,490	1,597,316
Other	$1,542	31,358	$21,590	45,753
Total Domestic US	$40,354	$1,058,853	$657,605	$1,875,274

International ROW
Devices	$31,800	$357,796	$281,904	$665,068
Handpieces	87,632	764,163	$1,018,123	1,485,067
Other	7,888	27,039	$21,428	48,350
Total International-ROW	$127,320	$1,148,998	$1,321,455	$2,198,485

International-China
Devices	$-	$-	$-	$-
Handpieces	-	50,000	-	100,000
Other	-		-	-
Total International	$-	$50,000	$-	$100,000

Total Product Sales	$167,674	$2,257,851	$1,979,060	$4,173,759

Current Product Platform

See Note 1 Organization and Business.

Results of Operations

The following table sets forth the consolidated results of operations for the three months ended June 30, 2020 and 2019, respectively. The trends suggested by this table may not be indicative of future operating results:

	Three months Ended June 30,
	2020	2019

Operating results:
Product sales, net	$167,674	$2,257,851
Cost of products sold	55,626	752,183
Gross profit	112,048	1,505,668

Operating expenses:
Selling, general and administrative expenses	3,176,768	2,517,970
Research and development expenses	108,170	95,529
Loss from operations	(3,172,890)	(1,107,831)
Other income, and loss on earning net	(5,312)	54,588
Net loss	(3,178,202)	(1,053,243)
Net loss attributable to noncontrolling interests	11,738	11,959
Net loss attributable to Milestone Scientific Inc.	$(3,166,464)	$(1,041,284)

The following table sets forth the consolidated results of operations for the six months ended June 30, 2020 and 2019, respectively. The trends suggested by this table may not be indicative of future operating results

	Six months ended June 30,
	2020	2019

Operating results:
Product sales, net	$1,979,060	$4,173,759
Cost of products sold	615,326	1,370,876
Gross profit	1,363,734	2,802,883

Operating expenses:
Selling, general and administrative expenses	5,929,580	4,627,023
Research and development expenses	215,650	101,875
Loss from operations	(4,781,496)	(1,926,015)
Other income, and loss on earning net	(9,659)	79,577
Net loss	(4,791,155)	(1,846,438)
Net loss attributable to noncontrolling interests24,476	24,476	22,402
Net loss attributable to Milestone Scientific Inc.	$(4,769,646)	$(1,824,036)

Cash flow:	June 30,2020	June 30, 2019
Net cash used in operating activities	$(4,111,504)	$(622,279)
Net cash used in investing activities	$(15,499)	$(8,104)
Net cash provided by financing activities	$19,220,948	$2,224,547

Three months ended June 30, 2020 compared three months ended June 30, 2019

Net sales for 2020 and 2019 were as follows:

	2020	2019	Decrease	%

Dental	$165,674	$2,242,751	(2,077,077)	-92.61%
Medical	2,000	15,100	(13,100)	-86.75%
Total sales, net	$167,674	$2,257,851	$(2,090,177)	-92.57%

Consolidated revenue for the three months ended, June 30, 2020 and 2019 were approximately $167,000 and $2.2 million, respectively. Dental revenue for the three months ended, June 30, 2020 and 2019 were approximately $166,000 and $2.2 million, respectively. Dental revenues decreased by approximately $2.1 million, which is related to COVID-19 pandemic affecting the Company’s customers, suppliers, vendors, and other business partners. In the short-term, demand for the Company’s products has decreased, notably in our dental divisions. Such decreased demand may or may not continue and/or demand may or may not increase from historical levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. The majority of our office and management personnel are working remotely.

As a result of the reduced hours and closings of dental offices throughout the country and the rest of the world due to the continuing spread of COVID-19, our revenue for the second quarter was, and possibly the third quarter, will be materially and adversely affected. At this point in time, it is too early to determine an estimate of what the third quarter impact will be, or the effect COVID-19 may have on our fourth quarter revenue. In addition, it is too early to determine what the effect will be on the anticipated commercialization of our CompuFlo Epidural system as a medical device in 2020

Gross Profit for 2020 and 2019 were as follows:

	2020	2019	Decrease	%

Dental	$111,285	$1,499,329	(1,388,044)	-92.584%
Medical	763	6,339	(5,576)	-87.96%
Total gross profit	$112,048	$1,505,668	$(1,393,620)	-92.56%

Consolidated gross profit for the three months ended June 30, 2020 and 2019 approximately 67% and 68%, respectively.

Selling, general and administrative expenses for 2020 and 2019 were as follows:

	2020	2019	Increase	%

Dental	$761,495	$870,548	$(109,053)	-12.53%
Medical	707,048	574,772	132,276	23.01%
Corporate	1,708,225	1,072,650	485,569	45.27%
Total selling, general and administrative expenses	$3,176,768	$2,517,970	$658,798	26.16%

Consolidated selling, general and administrative expenses for the  three months ended June 30, 2020 and 2019, were approximately $3.1 million and $2.5 million, respectively. The increase of approximately $658,000 is categorized in several areas. Employee salaries, and benefits expenses increased approximately $256,000 during the three months ended June 30, 2020, the Company hired additional employees to work on the commercialization of the CompuFlo® Epidural System. The company incurred an expense of approximately $370,000 related to a settlement with United Systems, see Note 6.

Research and Development for 2020 and 2019 were as follows:

	2020	2019	Increase	%

Dental	$-	$-	$-	0.00%
Medical	108,144	95,529	12,615	13.21%
Corporate	-	-	-	0.00%
Total research and development	$108,144	$95,529	$12,615	13.21%

Consolidated research and development expenses for the three months ended, 2020 and 2019, were approximately $108,000 and $96,000, respectively. The increase is due to upgrades and enhancement of the CompuFlo® Epidural System and handpieces.

Profit (Loss) from Operations for 2020 and 2019 were as follows:

	2020	2019	Decrease	%
Dental
Medical	$(650,236)	$629,474	$(1,279,710)	-203.30%
Corporate	(814,429)	(664,658)	(149,771)	22.53%
Total loss from operations	(1,708,225)	(1,072,647)	(635,578)	59.25%
	$(3,172,890)	$(1,107,831)	$(2,065,059)	186.41%

The loss from operations was approximately $3.1 million and $1.1 million  for the three months ending June 30, 2020 and 2019, respectively. The increase loss is the result decreased in dental revenue, of the reduced hours and closings of dental and medical offices throughout the country and the rest of the world due to the continuing spread of COVID-19, we anticipate that our revenue for the third quarter, and possibly the fourth quarter, will be materially and adversely affected.

Six months ended June 30, 2020 compared to Six months ended June 30, 2019

Net sales for 2020 and 2019 were as follows:

	2020	2019	Decrease	%

Dental	$1,969,260	$4,158,259	(2,188,999)	-52.64%
Medical	9,800	15,100	(5,300)	-35.10%
Total sales, net	$1,979,060	$4,173,359	$(2,194,299)	-52.58%

Consolidated revenue for the six months ended June 30, 2020 and 2019 were approximately $1.9 million and $4.1 million, respectively. Dental revenue for the six months ended June 30, 2020 and 2019 were approximately $2 million and $4.2 million, respectively. Dental revenues decreased by approximately $2.1 million, which is related to COVID-19 pandemic affecting the Company’s customers and other business partners. In the short-term, demand for the Company’s products has decreased, notably in our dental and medical divisions. Such decreased demand may or may not continue and/or demand may increase from historical levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business and manufacturing disruption, inventory shortages, delivery delays, and reduced sales and operations, any of which could materially affect our business, financial condition, and results of operations. The majority of our office and management personnel are working remotely.

As a result of the reduced hours and closings of dental offices throughout the country and the rest of the world due to the continuing spread of COVID-19, our revenue for the second quarter was, and possibly the third and fourth quarters, will be materially and adversely affected. At this point in time, it is too early to determine an estimate of what the third or fourth quarter impact will be, or the effect COVID-19 may have on our fourth quarter revenue. In addition, it is too early to determine what the effect will be on the anticipated commercialization of our CompuFlo Epidural system as a medical device in 2020.

Gross Profit for 2020 and 2019 were as follows:

	2020	2019	Increase Decrease	%

Dental	$1,358,680	$2,796,171	(1,437,491)	-51.41%
Medical	5,054	6,712	(1,658)	-24.70%
Total gross profit	$1,363,734	$2,802,883	$(1439,149)	-51.35%

Consolidated gross profit for the six months ended June 30, 2020 and 2019 approximately 71% and 68%, respectively.

Selling, general and administrative expenses for 2020 and 2019 were as follows:

	2020	2019	Increase	%

Dental	$1,582,510	$1,674,731	$(92,221)	-5.51%
Medical	1,273,671	1,061,178	212,493	20.02%
Corporate	3,073,399	1,891,114	1,182,285	62.52%
Total selling, general and administrative expenses	$5,929,580	$4,627,023	$1,302,557	28.15%

Consolidated selling, general and administrative expenses for the six months ended June 30, 2020 and 2019, were approximately $5.9 million and $4.6 million, respectively. The increase of approximately $1.3 million is categorized in several areas. Employee salaries, bonuses and benefits expenses increased approximately $789,000 during the six months ended June 30, 2020, the Company hired additional employees to work on the commercialization of the CompuFlo® Epidural System. The company expense approximately  $370,000 of bad debt related to a settlement with United Systems, see Note 6. Office expense increased approximately $143,000 for the relocation of the company office and other related costs.

Research and Development for 2020 and 2019 were as follows:

	2020	2019	Increase	%

Dental	$-	$-	$-	-
Medical	215,650	101,875	113,775	111.68%
Corporate		-	-	-
Total research and development	$215,650	$101,875	$113,775	111.68%

Consolidated research and development expenses for the six months ended, June 30, 2020 and 2019, were approximately $215,000 and $102,000, respectively. The increase is due to upgrades and enhancement of the CompuFlo® Epidural System and handpieces.

Profit (Loss) from Operations for 2020 and 2019 were as follows:

	2020	2019	Increase	%
Dental
Medical	$(223,856)	$1,121,440	$(1,345,296)	-119.96%
Corporate	(1,484,241)	(1,156,341)	(327,900)	28.36%
Total loss from operations	(3,073,399)	(1,891,114)	(1,182,285)	62.52%
	$(4,781,496)	$(1,926,015)	$(2,855,481)	148.26%

The loss from operations was approximately $4.7 million and $1.9 million for the six months ending June 30, 2020 and 2019, respectively an increase of approximately $2.8 million. This increase is the result of a decrease in revenues due to the reduced hours and closings of dental and medical  offices throughout the country and the rest of the world due to the continuing spread of COVID-19. We anticipate that our revenue for the third quarter, and possibly the fourth quarter, will be materially and adversely affected.

Liquidity and Capital Resources

On June 30, 2020, Milestone Scientific had cash and cash equivalents of approximately $16.6 million and working capital of approximately $16.5 million versus working capital of $1.2 million on December 31, 2019. For the six months ended June 30, 2020, we had negative cash flows from operating activities of approximately $4.2 million compared to $622,000 for the six months ended June 30, 2019.

In the second quarter of 2020 the Company completed two capital raises. In April 2020, the Company completed a Common Stock Offering generating gross proceeds of approximately $5.1 million (5,420,000 common shares and 2,710,000 warrants). The combined price of the shares and warrants was $0.95 per share. The warrants are exercisable at a price of $1,20 per share and have an expiration of three (3) years from the issue date. In June 2020, the Company completed a second Common Stock Offering generating gross proceeds of approximately $14.6 million (6,770,000 common shares and 3,749,000 warrants). The combined price of shares and warrants of was $2.15 per share. The warrants are exercisable at a of $2.60 and expire three (3) years from the issue date. See Note 9. With the combination of these two Common Stock Offerings, the Company has sufficient liquidity to support operations for at least a year after the condensed consolidated financial statements issue date.

Milestone Scientific is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue from its dental business worldwide, the generation of revenue from its medical devices and disposables business in the United States and worldwide, as well as considering other strategic plans or transactions. However, the COVID-19 pandemic is expected to have a continued adverse effect on the Company’s operations and cash flows for at least in the next two quarters and possibly longer depending on the length and severity in of the pandemic in important dental markets.

Now that the CompuFlo Epidural System has obtained FDA clearance in the United States (June 2017), the development costs were reduced in 2019 but the selling costs are expected to continue to increase. The FDA clearance has provided the Company with the opportunity to establish distribution in the U.S. The Company plans to restart the 510K application process for the intra-articular device later this year, subject to available internal resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Milestone Scientific is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Milestone Scientific’s Interim Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of Milestone Scientific’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, Milestone Scientific’s Interim Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of June 30, 2020 are effective to ensure that information required to be disclosed in the reports Milestone Scientific files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Milestone Scientific's management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

The COVID-19 pandemic is adversely affecting the Company’s business currently. Additional factors could exacerbate such negative consequences and/or cause other materially adverse effects.

The COVID-19 pandemic did materially adversely affect the Company’s financial results and business operations in the Company’s second fiscal quarter ended June 30, 2020, while economic and health conditions in the United States and across most of the globe have continued to change rapidly since the end of the second quarter. In the short-term, demand for the Company’s products has decreased, notably in our dental and medical divisions. Such decrease demand may or may not continue and/or demand may or may not increase from historical levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business and manufacturing disruption, inventory shortages, delivery delays, and reduced sales and operations, any of which could materially affect our business, financial condition, and results of operations.

The ability of the Company’s employees to work may be significantly impacted by the coronavirus.

The Company’s employees are being affected by the COVID-19 pandemic. The majority of our office and management personnel are working remotely. The health of the Company’s workforce is of primary concern and the Company may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. Further, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across the entire Company, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, the Company’s ability to manage its business may be impaired, and operational risks, cybersecurity risks and other risks facing the Company even prior to the pandemic may be elevated.

The COVID-19 pandemic is affecting the Company’s customers, suppliers, vendors, and other business partners, but the Company is not able to assess the full extent of the current impact nor predict the ultimate consequences that will result therefrom.

The full effects of the COVID-19 pandemic are highly uncertain and cannot be predicted.

The COVID-19 pandemic affected the Company’s operations in the second quarter and may continue to do so indefinitely thereafter. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, manufacturing, distribution, marketing and sales operations, customer and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three month and six month period ended June 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales channels, supply chain, manufacturing, and distribution nor to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Item 2. Unregistered Sales of Equity Securities and use of proceeds

During the quarter ended June 30, 2020, the Company issued 278,581 shares of common stock in payment of $381,520 of consulting expenses incurred by the Company.

These securities were issued in reliance upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”). These securities may not be offered or sold in the United States absent registration under or exemption from the Act and any applicable state securities laws.

Item 3. Default upon Senior Securities

Not applicable.

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
Date: August 14, 2020