Form 10-Q
period 2020-09-30
MILESTONE SCIENTIFIC INC.
filed 2020-11-16
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

As of  November 16, 2020, the registrant has a total of 63,693,469 shares of Common Stock, $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

MILESTONE SCIENTIFIC INC.

Form 10-Q

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends that may affect Milestone Scientific’s future plans of operations, business strategy, results of operations and financial condition. Milestone Scientific wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Milestone Scientific’s plans and objectives are based, in part, on assumptions involving the continued expansion of its business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Milestone Scientific. Although Milestone Scientific believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, our history of operating losses that are expected to continue during the ongoing COVID-19 pandemic, the early stage operations of and relative lack of acceptance of our medical products, relying exclusively on two third parties to manufacture our products, changes in our informal manufacturing arrangements made by the manufacturers of our products and disruptions at the manufacturing facilities of our manufacturers exposes us to risks that may harm our business, restrict our operations or require us to relinquish proprietary rights, if physicians do not accept or use our CompuFlo® Epidural Computer Controlled Anesthesia System our ability to generate revenue from sales will be materially impaired, exposure to the risks inherent in international sales and operations, including China, and developments by competitors may render our products or technologies obsolete or non-competitive, the inclusion of such information should not be regarded as a representation by Milestone Scientific or any other person that the objectives and plans of Milestone Scientific will be achieved. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and the actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in Milestone Scientific’s reports, including without limitation, Milestone Scientific's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”). Milestone Scientific disclaims any intent or obligation to update such forward-looking statements.

Milestone Scientific is the owner of the following registered U.S. trademarks: CompuDent®; CompuMed®; CompuFlo®; DPS Dynamic Pressure Sensing technology®; Milestone Scientific ®; the Milestone logo ®; SafetyWand®; STA Single Tooth Anesthesia Device®; and The Wand ®.

Part I- Financial Information

Item 1. Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$14,448,903	$1,516,272
Accounts receivable, net	962,983	1,710,665
Prepaid expenses and other current assets	527,059	519,063
Inventories, net	2,229,760	1,620,509
Advances on contracts	723,084	710,662
Total current assets	18,891,789	6,077,171
Furniture, fixtures and equipment, net	31,311	44,976
Patents, net	342,501	382,260
Right of use assets	655,870	15,977
Other assets	24,150	35,905
Total assets	$19,945,621	$6,556,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$666,094	1,379,425
Accounts payable, related party	393,090	1,358,752
Accrued expenses and other payables	1,147,698	775,055
Accrued expenses, related party	593,625	1,057,958
Current portion of finance leases	7,903	3,904
Current operating lease right-of-use liabilities	68,934	12,072
Note payable	276,180	-
Deferred profit, related party	340,476	340,476
Total current liabilities	3,494,000	4,927,642
Finance lease liabilities, non-current	30,624	-
Operating lease right-of-use liabilities	576,407	-
Total liabilities	$4,101,031	$4,927,642

Commitments and contingencies

Stockholders’ equity
Common stock, par value $.001; authorized 75,000,000 shares; 63,605,119 shares issued and 63,571,786 shares outstanding as of September 30, 2020; 49,410,176 shares issued and 49,376,843 shares outstanding as of December 31, 2019;	63,605	49,410
Additional paid in capital	116,577,241	96,082,324
Accumulated deficit	(99,806,352)	(93,524,297)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific Inc. stockholders' equity	15,922,978	1,695,921
Noncontrolling interest	(78,388)	(67,274)
Total stockholders’ equity	15,844,590	1,628,647
Total liabilities and stockholders’ equity	$19,945,621	$6,556,289

  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30, 2020	For the three months ended September 30, 2019	For the Nine months ended September 30, 2020	For the Nine months ended September 30, 2019
Product sales, net	$1,246,110	$1,899,821	$3,225,170	$6,073,580
Cost of products sold	409,621	523,672	1,024,947	1,894,550
Gross profit	836,489	1,376,149	2,200,223	4,179,030

Selling, general and administrative expenses	2,291,779	2,314,943	8,221,359	6,941,964
Research and development expenses	21,438	7,940	237,089	109,815
Total operating expenses	2,313,217	2,322,883	8,458,448	7,051,779

Loss from operations	(1,476,728)	(946,734)	(6,258,225)	(2,872,749)
Interest expense	(569)	(2,449)	(8,727)	(6,067)
Change in fair value of derivative liability	-	(1,899,484)	-	(1,846,761)
Loss before provision for income taxes and net of equity investments	(1,477,297)	(2,848,667)	(6,266,952)	(4,725,577)
Provision for income taxes	(24,717)	(1,250)	(26,217)	(19,877)
Loss before equity in net earnings (losses) of equity investments	(1,502,014)	(2,849,917)	(6,293,169)	(4,745,454)
Earnings from China Joint Venture	-	-	-	49,099
Net loss	(1,502,014)	(2,849,917)	(6,293,169)	(4,696,355)
Net loss attributable to noncontrolling interests	11,025	12,941	35,501	35,343
Net loss attributable to Milestone Scientific Inc.	$(1,490,989)	$(2,836,976)	$(6,257,668)	$(4,661,012)

Net loss per share applicable to common stockholders—
Basic	(0.02)	(0.06)	(0.11)	(0.11)
Diluted	(0.02)	(0.06)	(0.11)	(0.11)

Weighted average shares outstanding and to be issued—
Basic	65,817,132	47,721,732	56,478,151	43,311,984
Diluted	65,817,132	47,721,732	56,478,151	43,311,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	Preferred Stock Shares	Preferred Stock	Common Stock Share	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total
Balance, January 1, 2020	-	-	49,410,176	$49,410	$96,082,324	$(93,524,297)	$(67,274)	$(911,516)	$1,628,647
Stock based compensation	-	-	-	-	30,715	-	-	-	30,715
Common stock issued to employee for compensation	-	-	22,633	23	14,989	-	-	-	15,012
Common stock to be issued for payment of consulting services	-	-	-	-	25,000	-	-	-	25,000
Common stock to be issued to employees for bonuses	-	-	-	-	171,046	-	-	-	171,046
Common stock issued for warrants	-	-	460,725	460	229,902	-	-	-	230,362
Net loss	-	-	-	-		(1,600,215)	(12,738)	-	(1,612,953)
Balance, March 31, 2020	-	-	49,893,534	$49,893	$96,553,976	$(95,124,512)	$(80,012)	$(911,516)	$487,829
Stock based compensation	-	-	-	-	23,946	-	-	-	23,946
Common stock issued to employee for compensation	-	-	11,450	11	14,989	-	-	-	15,000
Common stock issued for payment of consulting services	-	-	278,581	279	381,520	-	-	-	381,799
Common stock issued to board of directors for services	-	-	39,233	39	53,967	-	-	-	54,006
Common stock issued to employees for bonuses	-	-	202,617	203	(203)	-	-	-	-
Common stock to be issued to employees for bonuses	-	-			462,504	-	-	-	462,504
Common stock issued in public offering April 6,2020	-	-	5,420,000	5,420	4,621,022	-	-	-	4,626,442
Common stock issued in public offering-June 30, 2020	-	-	6,770,000	6,770	13,410,074	-	-	-	13,416,844
Acquired controlling interest in Milestone Advanced Cosmetic Systems	-	-				(24,387)	24,387	-	-
Common stock issued for warrants	-	-	620,750	621	718,029	-	-	-	718,650
Net loss	-					(3,166,464)	(11,738)	-	(3,178,202)
Balance, June 30, 2020	-	-	63,236,165	$63,236	$116,239,824	$(98,315,363)	$(67,363)	$(911,516)	$17,008,818
Stock based compensation	-	-			18,392	-	-	-	18,392
Common stock issued to employee for compensation	-	-	7,692	8	14,992	-	-	-	15,000
Common stock issued for payment of consulting services	-	-	112,140	113	227,928	-	-	-	228,041
Common stock issued to board of directors for services	-	-	16,350	16	29,984	-	-	-	30,000
Common stock issued to employees for bonuses	-	-	180,272	180	9,422	-	-	-	9,602
Common stock issued for warrants	-	-	52,500	52	36,699	-	-	-	36,751
Net loss	-					(1,490,989)	(11,025)	-	(1,502,014)
Balance, September 30, 2020	-	-	63,605,119	$63,605	$116,577,241	$(99,806,352)	$(78,388)	$(911,516)	$15,844,590

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

	Preferred Stock Shares	Preferred Stock	Common Stock Share	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total
Balance, January 1, 2019	7,000	$7	36,329,600	$36,330	$88,414,718	$(85,999,929)	$(11,402)	$(911,516)	$1,528,208
Stock based compensation	-	-	-	-	56,988	-	-	-	56,988
Common stock to be issued to employees for bonuses	-	-	175,715	175	61,325	-	-	-	61,500
Common stock to be issued for payment of consulting services	-	-	118,115	118	39,882	-	-	-	40,000
Common stock to be issued to employee for compensation	-	-	22,727	23	7,477	-	-	-	7,500
Common stock to be issued to board of directors for services rendered	-	-	20,588	21	6,979	-	-	-	7,000
Common stock issued in public offering	-	-	6,282,400	6,281	1,968,265	-	-	-	1,974,546
Common stock issued in private offering	-	-	714,286	714	249,286	-	-	-	250,000
Reclassification of warrants and Shares to be issued to derivative liability (Note 9)	-	-	-	-	(406,045)	-	-	-	(406,045)
Net loss	-	-	-	-	-	(782,752)	(10,443)	-	(793,195)
Balance, March 31, 2019	7,000	$7	43,663,431	$43,662	$90,398,875	$(86,782,681)	$(21,845)	$(911,516)	$2,726,502
Stock based compensation	-	-	-	-	44,712	-	-	-	44,712
Common stock issued for payment of consulting services	-	-	265,140	265	139,735	-	-	-	140,000
Common stock to be issued to employee for compensation	-	-	41,667	42	14,958	-	-	-	15,000
Common stock to be issued to board of directors for services rendered	-	-	82,442	82	29,918	-	-	-	30,000
Conversion of Preferred Shares to Common Stock (Mandatory)	(7,000)	(7)	5,982,906	5,983	(5,976)	-	-	-	-
Reclassification of warrants and Shares to be issued to derivative liability (Note 9)	-	-	(2,903,366)	(2,902)	(1,062,637)	-	-	-	(1,065,539)
Net loss	-	-	-	-	-	(1,041,284)	(11,959)	-	(1,053,243)
Balance, June 30, 2019	-	$-	47,132,220	$47,132	$89,559,585	$(87,823,965)	$(33,804)	$(911,516)	$837,432
Stock based compensation	-	-	-	-	45,147	-	-	-	45,147
Common stock to issued for payment of consulting services	-	-	316,824	317	122,683	-	-	-	123,000
Common stock to issued for payment of consulting services	-	-	202,325	202	113,298	-	-	-	113,500
Common stock to be issued to employees for bonuses	-	-	170,454	170	149,830	-	-	-	150,000
Common stock to be issued to employee for compensation	-	-	18,072	18	14,982	-	-	-	15,000
Common stock to be issued to board of directors for services rendered	-	-	44,408	44	29,956	-	-	-	30,000
Common stock issued for warrants exercised	-	-	57,750	58	28,817	-	-	-	28,875
Shares issued previously classified as derivative liability (Note 9)	-	-	692,281	693	410,026	-	-	-	410,719
Reclassification of warrants and Shares to be issued to derivative liability (Note 9)	-	-	(435,260)	(435)	(308,065)	-	-	-	(308,500)
Net loss	-	-	-	-	-	(2,836,976)	(12,941)	-	(2,849,917)
Balance, September 30, 2019	-	-	48,199,074	$48,199	$90,166,259	$(90,660,941)	$(46,745)	$(911,516)	$(1,404,744)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine months ended September 30, 2020	For the Nine months ended September 30, 2019

Cash flows from operating activities:
Net loss	$(6,293,169)	$(4,696,355)
Adjustments to reconcile net loss to net cash used in operating activities:	-
Depreciation expense	35,103	37,159
Amortization of patents	39,759	39,760
Stock compensation	76,611	146,847
Employees paid in stock	768,463	315,425
Expense paid in stock	644,865	292,915
Non-cash operating lease expense	30,175	-
Earnings on China joint venture	-	(49,100)
Change in fair value of derivative liability	-	1,846,761
Changes in operating assets and liabilities:
Decrease in accounts receivable	747,682	739,195
Decrease in accounts receivable, related party	-	100,000
Decrease in other assets	11,755	(9,027)
(Increase) decrease in inventories	(609,251)	303,989
(Increase) decrease in advances on contracts	(12,422)	20,289
Decrease (Increase) in prepaid expenses and other current assets	(7,996)	(90,362)
(Decrease) in accounts payable	(713,331)	(465,670)
(Decrease) in accounts payable, related party	(965,662)	(109,989)
Decrease in deferred cost, related party	-	50,000
Increase (decrease) in accrued expenses	431,917	(50,428)
(Decrease) increase in accrued expenses, related party	(530,659)	402,905
(Decrease) in deferred revenue, related party	-	(100,000)
Net cash used in operating activities	(6,346,160)	(1,275,686)
Cash flows from investing activities:
Purchase of property and equipment	(21,438)	(9,916)
Net cash used in investing activities	$(21,438)	$(9,916)
Cash flows from financing activities:
Proceeds from exercise of warrants	985,763	28,875
Payments finance lease obligations	(4,998)	-
Net proceeds from note payable	276,180	-
Net proceeds from Public Placement Offering	18,043,284	1,974,547
Net proceeds from Private Placement Offering	-	250,000
Net cash provided by financing activities	$19,300,229	$2,253,422
Net increase in cash and cash equivalents	12,932,631	967,820
Cash and cash equivalents at beginning of period	1,516,272	743,429
Cash and cash equivalents at end of period	$14,448,903	$1,711,249

Supplemental non-cash disclosure of cash flow information:
Shares issued to board of directors	-	67,000
Shares issued to employees for compensation	-	37,500
Shares issued to consultants in lieu of cash payments	-	416,500
Shares issued to employee for bonuses	-	211,500
Credit from United Systems for defective handpieces		(151,562)
Initial recognition of operating lease-right of use assets	(706,071)	(166,292)
Initial recognition of operating lease right to used liabilities	706,071	166,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MILESTONE SCIENTIFIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS

All references in this report to “Milestone Scientific, Inc.,” “us,” “our,” “we,” the “Company “or “Milestone” refer to Milestone Scientific Inc., and its consolidated subsidiaries, Wand Dental, Inc., Milestone Advanced Cosmetic Inc. and Milestone Medical Inc. and affiliate, Milestone Education LLC, unless the context otherwise indicates. Milestone Scientific is the owner of the following registered U.S. trademarks: CompuDent®; CompuMed®; CompuFlo®; DPS Dynamic Pressure Sensing technology®; Milestone Scientific®; CathCheck™, the Milestone logo®; Safety Wand®; STA Single Tooth Anesthesia System®; and The Wand®.

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

In December 2016, the Company received notification from the FDA that based upon the 510(k)-application submitted for intra-articular injections, we did not adequately document that the device met the equivalency standard required for 510(k) clearances. The Company provided an additional data submission to the FDA in April 2017, in support of a resubmission 510(k) application for the device. The 510(k) original application filed with FDA lapsed in January 2019. Following consultation with the FDA Office of Device Evaluation, we intended to file a new 510(k) application for the device during 2020. As of September  30, 2020, the Company has suspended the pursuit of an intra-articular 510(k) application due to the COVID-19 Pandemic. The company will revisit this project in 2021.

On April 21, 2020, Milestone Scientific announced that it had validated and integrated the new CathCheck™ feature into the CompuFlo® Epidural System. Using CathCheck™, physicians and nurses can monitor the placement of a catheter to determine the presence or absence of a pulsatile waveform (heartbeat) providing new information that can be used to determine if the catheter is in place or has become dislodged from the epidural space.

On October 13, 2020, Milestone Medical announced a Group Purchasing Agreement with Premier, a leading healthcare improvement company, utilizing an alliance of approximately 4,100 U.S. hospitals and 200,000 other providers to transform healthcare. The Agreement, which was effective November 1, 2020, allows Premier members, at their discretion, to utilize  pricing and terms pre-negotiated by Premier for the CompuFlo® Epidural System and CathCheck™. The Agreement expires on February 28, 2022.

NOTE 2-  LIQUIDITY  AND UNCERTAINTIES

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

In the second quarter of 2020 the Company completed two capital raises. In April and June of 2020, the Company completed Common Stock Offerings generating net proceeds of approximately $4.6 million and $13.4 million, respectively (see Note 9). As of September 30, 2020, cash on hand was approximately $14.4 million, an increase of $13 million from December 31, 2019. With the combination of these two Common Stock Offerings, the Company has sufficient liquidity to support operations beyond a year after the condensed consolidated financial statements issue date.

The coronavirus (COVID-19) that was reported to have surfaced in Wuhan, China in December 2019 and that has now spread to other countries throughout the world has  adversely impact our operations and those of our third-party partners.  As a result of the reduced hours and closings of dental offices throughout the country and the rest of the world due to the continuing spread of COVID-19, revenues for the three and the nine months ended September 30, 2020 was adversely affected.

Although there has been  a slow pick up in dental instrument and disposable sell  through to dentists beginning in the third quarter, it is  too early to determine  what  the continuing effect COVID-19 may have on our fourth quarter revenue. In addition, it is uncertain as to  what the effect will be on the anticipated commercialization of our CompuFlo Epidural and CathCheck system as a medical device . The extent to which the coronavirus impacts our operations,  our third-party partners, the dental offices and hospital operations and demand  depends on future developments which are still highly uncertain. Such future developments could have a material adverse effect on our financial results and our ability to conduct business as expected.

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

2. Basis of Presentation

The unaudited condensed consolidated financial statements of Milestone Scientific have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present such interim results. Interim results are not necessarily indicative of the results of operations which may be expected for a full year or any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019, included in Milestone Scientific's Annual Report on Form 10-K.

3.  Reclassifications

Certain reclassification has been made to the 2019 financial statements to conform to the unaudited condensed consolidated 2020 financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

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

Revenue from product sales is recognized upon transfer of control of a product to a customer, generally upon date of shipment. For certain arrangements where the shipping terms are FOB destination, revenue is recognized upon delivery. The Company has no obligation on product sales for any installation, set-up, or maintenance, these being the responsibility of the buyer. Milestone Scientific's only obligation after transfer of control, except for specific contracts and arrangements  that provide for  customer right to return provisions, is the normal commercial warranty against manufacturing defects if the alleged defective unit is returned within the warranty period.

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

Disaggregation of Revenue

We operate in two operating segments: dental and medical. Therefore, results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. See Note 11 for revenues by geographical market, and product category for the  three and nine months ended September 30, 2020 and 2019.

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

7.  Cash and Cash Equivalents

Milestone Scientific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in bank deposit and other interest-bearing accounts, the balances of which, at times, may exceed federally insured limits.

8.  Accounts Receivable

Milestone Scientific sells a significant amount of its product on credit terms to its major distributors. Milestone Scientific estimates losses from the inability of its customers to make payments on amounts billed. Most credit sales are due within 90 days from invoicing. There have not been any significant credit losses incurred to date. As of September 30, 2020, and December 31, 2019, accounts receivable was recorded, net of allowance for doubtful accounts of $10,000.

9.  Inventories

Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or net realizable value. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess, slow moving, defective, and obsolete inventory is recorded if required based on past and expected future sales, potential technological obsolescence, and product expiration requirements. The valuation allowance creates a new cost basis for the inventory, and it is not subsequently marked up through a reduction in the valuation allowance based on any changes in the underlying facts and circumstances. When the valuation allowance is initially recorded, the increase to the allowance is recognized as an increase in cost of sales. The valuation allowance is only reduced if or when the underlying inventory is sold or destroyed, at which time cost of sales recognized would include the previous adjusted cost basis.

10.  Equity Method Investments

Investments in which Milestone Scientific can exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in the long-term assets on the Condensed Consolidated Balance Sheets. Under this method of accounting, Milestone Scientific's share of the net earnings or losses of the investee is presented below the income tax line on the  unaudited Condensed Consolidated Statements of Operations. Milestone Scientific evaluates its equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

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

14. Note Payable

On April 27, 2020, the Company, was granted a loan (the “Loan”) from Savoy Bank. in the aggregate amount of approximately $276,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The Loan, which was in the form of a Note dated April 27, 2020, matures on April 27, 2022, and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 26, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

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

On September 30, 2020 and December 31, 2019, we had no uncertain tax positions that required recognition in the condensed consolidated financial statements. Milestone Scientific's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the condensed consolidated statements of operations. No interest and penalties are present for periods open. Tax returns for the 2016, 2017, and 2018 years are subject to audit by federal and state jurisdictions.

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

Since Milestone Scientific had net losses in the three and nine months ended September 30, 2020 and 2019, the assumed effects of the exercise of potentially dilutive outstanding stock options, and warrants, were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, and warrants totaled 7,477,171 and 5,004,415 on September 30, 2020 and 2019, respectively.

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of an input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. As of September 30, 2020 the Company does not have any assets or liabilities that were measured at fair value on a recurring basis. The carrying amounts reported in the accompanying unaudited condensed consolidated financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments.

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

22.  Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard ASU No. 2016-13, “Financial Instruments – Credit Losses” (Topic 326), and subsequently amended. The new standard is intended to replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. It will be effective for all smaller reporting entities for fiscal years and interim periods, beginning after December 15, 2022.  The adoption of this standard is not expected to have a material effect on financial statement presentation.

In August 2018, FASB issued ASU 2018-13, “Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which changes the fair value measurement disclosure requirements of ASC 820. This ASU removes certain disclosure requirements regarding the amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of transfers between the levels. This ASU also adds disclosure requirements regarding unrealized gains and losses included in Other Comprehensive Income for recurring Level 3 fair value measurements and the range and weighted average of unobservable inputs used in Level 3 fair value measurements. ASU 2018-13 is effective for all entities with fiscal years beginning after December 15, 2019, including interim periods therein. The adoption of this standard did not have a material effect on financial statement presentation.

In August 2018, FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40):Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract , which provides guidance for the accounting treatment for the software arrangements used by companies. ASU 2018-15 is effective for all entities with fiscal years beginning after December 15, 2019, including interim periods therein. The adoption of this standard did not have a material effect on financial statement presentation.

In December 2019, FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which clarifies for the accounting treatment for the accounting tax aspects relating, in part, to the intraperiod allocations and foreign subsidiaries. ASU 2019-12 is effective for all entities with fiscal years beginning after December 15, 2020. The adoption of this standard is not expected to have a material effect on financial statement presentation.

In January 2020, FASB issued ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which, generally, provides guidance for investments in entities accounted for under the equity method of accounting . ASU 2020-01 is effective for all entities with fiscal years beginning after December 15, 2021, including interim periods therein.  We are currently evaluating the impact of adopting this guidance on our consolidated balance sheets, results of operations, and financial condition.

In August 2020, FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity; which, generally, provides guidance for accounting regarding derivatives relating to entities common stock and earnings per share. ASU 2020-06 is effective for all entities with fiscal years beginning after December 15, 2021, including interim periods therein. The adoption of this standard is not expected to have a material effect on financial statement presentation

NOTE 4 — INVENTORIES

Inventories consist of the following:

	September 30, 2020	December 31, 2019

Dental finished goods, net	$1,705,519	$1,306,763
Medical finished goods, net	169,549	213,861
Component parts and other materials	354,692	99,885
Total inventories	$2,229,760	$1,620,509

On September 30, 2020, there is a reserve for slow moving medical finished goods of approximately $450,000 and damaged or slow moving dental finished goods of approximately $7,000. The reserve for the medical finished goods was primarily related to the delay in regulatory approval and commercialization of the intra-articular medical instrument. As of December 31, 2019, there is a reserve for slow moving medical finished goods of approximately $450,000 and damaged or slow moving dental finished goods of approximately $318,000. Approximately $311,000 of the dental finished inventory reserved at December 31, 2019 was destroyed during the nine months ended September 30, 2020.

NOTE 5 — ADVANCES ON CONTRACTS

The advances on contracts represent funding of future STA inventory purchases, epidural instruments, and epidural replacements parts. The balance of the advances as of September 30, 2020 and December 31, 2019 is approximately $723,000 and $710,000, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

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

In first quarter 2020, Milestone China and certain marketing affiliates entered into a plan to merge (the Transaction) into an affiliated manufacturing company, Anhui Maishida Medical Technology, Co. Ltd. (Anhui). Anhui will be the surviving entity after the merger and will have complete responsibility for sales, marketing, and distribution for the Company’s dental products in China. However, as of the filing date of this Quarterly Report,  due to the COVID-19 Pandemic, the regulatory documentation for the planned merger has been placed in suspense since applicable government offices are still closed in China and Hong Kong. After completion of the Transaction, Milestone Scientific is expected to have an approximate 28.4% direct ownership in Anhui. Milestone China and certain marketing affiliates are expected to be dissolved upon completion of the merger and upon the required regulatory filings in China and Hong Kong.

Related Party Transactions

Milestone China is Milestone Scientific’s exclusive distributor in China.  During 2017 and prior to the payment default during 2018, Milestone Scientific agreed to sell inventory to Milestone China and its agent. During 2018, Milestone Scientific entered into a payment arrangement with Milestone China to satisfy past due receivables from Milestone China and its agents which amounted to $2.8 million at the time of the payment arrangement. Milestone Scientific collected $950,000 under this arrangement, until Milestone China defaulted on the payment arrangements. Milestone Scientific halted shipments to Milestone China and the Company has adjusted the accounts receivable related party and the deferred revenue related party based on the expected payment realization and recorded a charge for  deferred cost associated with these transactions of $1.25 million during the fourth quarter of 2018.

For the three and nine months ended September 30, 2020 Milestone Scientific did not ship nor recognize any deferred revenue or net revenue for Milestone China and its agents. For the three and nine months ended September 30, 2019 Milestone Scientific did not ship nor recognize any deferred revenues, but did recognize revenue of zero, and $100,000 for Milestone China and its agents, respectively, that was previously deferred as a result of additional cash collected.

United System Agreement

In April of 2020, the Company entered into an agreement with United Systems, Inc., related party (see Note 13) regarding certain handpieces supplied to Milestone China in 2018, that were billed and shipped to Milestone China by United Systems, as well as STA instruments billed to United Systems and delivered to Milestone China, and not paid by Milestone China. United Systems sold their entire accounts receivable due from Milestone China for the above described handpieces and STA instruments for $370,260 to Milestone Scientific. Milestone Scientific paid United Systems the sale price as follows; $100,000 in cash paid in April 2020, $170,260 in shares of the Company’s  Common Stock (priced as of the close of business on April 23, 2020, $1.59 ) issued in June 2020, and $100,000 in cash paid in July 2020. The Company is entitled to the cash collections, if and when received, on the accounts receivable due to United Systems prior to this agreement up to approximately $1.4 million.

 The Company has recorded a charge to the unaudited condensed consolidated statement of operations for $370,260 during the nine months ended September 30, 2020.

Milestone Advanced Cosmetic Systems Inc. Transaction

In May 2020,  Milestone Scientific finalized an agreement for the purchase of Milestone China’s 50% interest in Advanced Cosmetic Systems Inc., for the forgiveness of $900,000 in accounts receivable owed by Milestone China to Milestone Scientific (and previously fully reserved for), resulting in a noncash transaction. Milestone China will have the option to repurchase the 50% interest in Advanced Cosmetic Systems within one year from the sale date for $900,000 in cash. As a result of the purchase Milestone Scientific will own 100% of Advanced Cosmetic Systems Inc. at the expiration of the option period.

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

At September 30, 2020 and December 31, 2019, the deferred profit was $340,476, which is included in deferred profit, related party in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2020 and 2019 Milestone Scientific recorded earnings on equity investment of $0 and $0 and $0 and $49,099 respectively, for product sold by Milestone China to third parties.

Equity Method Disclosures

As a result of the COVID-19 Pandemic, as previously noted, Milestone China, Milestone Beijing and Anhui have not legally finalized the Transaction. Further, Milestone China and Milestone Beijing have not completed the financial accounting and reporting as of and for the three and nine months ended September 30, 2020. Consequently, the summarized financial information (unaudited) for Milestone China, Milestone Beijing are not available and therefore not included herein.

Milestone Scientific, in previous years, reduced its investment in Milestone China to zero and had accumulated losses over the investment balance of approximately $4.3 million as of December 31, 2019, which have been suspended. Milestone Scientific believes that its equity method portion of Milestone China’s expected losses for the three- and nine-months ending September 30, 2020 do not have a significant impact on and are not material to the consolidated financial statements of the Company.

NOTE 7 — PATENTS

September 30, 2020	Cost	Accumulated Amortization	Net
Patents-foundation intellectual property	$1,377,863	$(1,035,362)	$342,501
Total	$1,377,863	$(1,035,362)	$342,501

December 31, 2019	Cost	Accumulated Amortization	Net
Patents-foundation intellectual property	$1,377,863	$(995,603)	$382,260
Total	$1,377,863	$(995,603)	$382,260

Patents are amortized utilizing the straight-line method over estimated useful lives ranging from 3 to 20 years. Amortization expense was approximately $13,000 and $40,000 for the three and nine months ended September 30, 2020, respectively. Amortization expense was approximately $13,000 and $40,000 for the three and nine months ended September 30, 2019, respectively.

NOTE 8 — NOTE PAYABLE

On April 27, 2020, the Company, was granted a loan (the “Loan”) from Savoy Bank in the aggregate amount of approximately $276,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after seven weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The Loan matures on April 27, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 26, 2020. The Note payable principal is due April 27, 2022 in a balloon payment if the loan is not forgiven. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations originating before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot be assured that certain actions taken that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

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

WARRANTS

The following table summarizes information about shares issuable under warrants outstanding as of September 30, 2020 :

	Warrant shares outstanding	Weighted Average exercise price	Weighted Average remaining life	Intrinsic value

Outstanding at January 1, 2020	1,074,171	$0.50	$4.10	956,012
Issued	6,459,000	2.01	3.00	-
Exercised	(1,133,975)	0.87	-	-
Expired or cancelled	-	-	-	-
Outstanding and exercisable at September 30, 2020	6,399,196	$1.95	$2.73	880,449

The following table summarizes information about shares issuable under warrants outstanding as of September 30, 2019

	Warrant shares outstanding	Weighted Average exercise price	Weighted Average remaining life	Intrinsic value

Outstanding at January 1, 2019	1,592,775	$2.55	$0.21	-
Issued	1,749,171	0.50	4.35	560,199
Exercised	(57,750)	0.50	-	-
Expired or cancelled	-	-	-	-
Outstanding and exercisable at September 30, 2019	3,284,196	$1.49	$2.30	560,199

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

SHARES TO BE ISSUED

As of September 30, 2020 and 2019, there were 2,202,229 and 2,294,734 shares to be issued whose issuance has been deferred to the Chief Executive Officer, Chief Financial Officer, and other employees of Milestone Scientific, respectively.

As of September 30, 2020, and 2019, there were 149,498 and 351,612 shares, respectively, to be issued to non-employees,  that will be issued for services rendered. The number of shares was fixed at the date of grant and were fully vested upon grant date.

The following table summarizes information about shares to be issued on September 30, 2020 and 2019, respectively.

	September 30, 2020	September 30, 2019

Shares-to-be-issued, outstanding January 1, 2020 and 2019, respectively	2,375,762	2,470,566
Granted in current period	363,956	1,392,460
Issued in current period	(387,991)	(1,216,680)
Shares-to be issued outstanding September 30, 2020 and 2019, respectively	2,351,727	2,646,346

OUTSTANDING EQUITY INSTRUMENTS IN EXCESS OF AUTHORIZED SHARES

As a result of the shares and warrants issued in the public and private offerings as well as other issuance of common stock during 2019, the Company did not have a sufficient number of authorized shares of common stock to cover the exercise and issue of all outstanding equity instruments. Therefore, as of September 30, 2019, the warrants issued in the public and private placement were classified as liabilities. As long as the warrants remained liability-classified, they were continued to be re-measured each reporting period, with any increase or decrease in value recorded as a loss or gain in the condensed consolidated statement of operations.

The initial fair value of the warrants was determined using a Black-Scholes option pricing model. The following assumptions were used to value the warrants at the reclassification date in 2019:

	2016 Warrants	2019 Warrants
Fair Value of Common Stock	$.36- $.83	$0.33
Expected Term (years)	.25-.5 years	4.9 years
Volatility	86%-100%	83%
Dividend yield	0%	0%
Exercise Price	$2.55	$0.50
Risk-free interest rate	1.88%-2.09%	2.30%
Weighted average fair value of warrants granted	$-	$0.19
Number of shares underlying warrants granted	1,512,067	1,749,171

On the date of issuance and reclassification the fair value of the warrants was approximately $376,000.

As these warrants are liability-classified, they were revalued on September 30, 2019  using the following assumptions:

	2016 Warrants	2019 Warrants
Fair Value of Common Stock	$0.83	$0.08
Expected Term (years)	.02 years	4.4 years
Volatility	86%	86%
Dividend yield	0%	0%
Exercise Price	$2.55	$0.50
Risk-free interest rate	1.88%	1.55%
Weighted average fair value of warrants granted	$-	61.00%
Number of shares underlying warrants granted	$1,512,067	$1,691,421

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

On December 17, 2019, the Company’s shareholders approved an increase to the authorized share limit to 75,000,000. On December 17, 2019, the Company reclassified all derivative liabilities related to the insufficient number of authorized shares to stockholders’ equity. As such, there were no derivative liabilities during the nine months ended September 30, 2020.

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

The following tables present information about our reportable and operating segments:

Net Sales:	Three months ended September 30,2020	Three months ended September 30, 2019	Nine months ended September 30,2020	Nine months ended September 30, 2019

Dental	$1,240,110	$1,884,321	$3,209,370	$6,042,580
Medical	6,000	15,500	15,800	31,000
Total net sales	$1,246,110	$1,899,821	$3,225,170	$6,073,580

Operating Income (Loss):	Three months ended September 30,2020	Three months ended September 30, 2019	Nine months ended September 30,2020	Nine months ended September 30, 2019

Dental	$191,235	$644,650	$(32,624)	$1,766,087
Medical	(812,840)	(554,843)	(2,297,080)	(1,711,184)
Corporate	(855,123)	(1,036,541)	(3,928,521)	(2,927,652)
Total operating loss	$(1,476,728)	$(946,734)	$(6,258,225)	$(2,872,749)

Depreciation and Amortization	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019

Dental	$402	$3,950	$9,202	$11,875
Medical	674	2,424	5,006	7,424
Corporate	15,429	19,044	60,653	57,620
Total depreciation and amortization	$16,505	$25,418	$74,861	$76,919

Income (loss) before taxes and equity in earnings of affiliates:	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019

Dental	$190,472	$645,442	$(35,376)	$1,765,475
Medical	(813,935)	(556,969)	(2,300,243)	(1,713,362)
Corporate	(853,834)	(2,937,140)	(3,931,333)	(4,777,690)
Total loss before taxes and equity in earnings of affiliate	$(1,477,297)	$(2,848,667)	$(6,266,952)	$(4,725,577)

Total Assets:	September 30, 2020	December 31, 2019

Dental	$5,391,842	$5,008,324
Medical	977,160	590,727
Corporate	13,576,619	957,238
Total assets	$19,945,621	$6,556,289

The following table presents information about our operations by geographic area for three months ended September 30, 2020 and  2019.  Net sales by geographic area are based on the respective locations of our subsidiaries:

	Three months ended September 30, 2020			Three months ended September 30, 2019
	Dental	Medical	Total	Dental	Medical	Total
Domestic-US
Devices	$34,657	$-	$34,657	$199,926	$-	$199,926
Handpieces	356,566	-	356,566	679,621	-	679,621
Other	16,906	-	16,906	17,343	-	17,343
Total Domestic US	$408,129	$-	$408,129	$896,890	$-	$896,890

international
Devices	$220,694	$-	$220,694	$412,819	$-	$412,819
Handpieces	602,000	6,000	608,000	564,265	15,500	579,765
Other	9,287		9,287	10,347	-	10,347
Total International	$831,981	$6,000	$837,981	$987,431	$15,500	$1,002,931

International-China
Devices	$-	$-	$-	$-	$-	$-
Handpieces	-	-	-	-	-	-
Other	-	-	-	-		-
Total International	$-	$-	$-	$-	$-	$-

Total Product Sales	$1,240,110	$6,000	$1,246,110	$1,884,321	$15,500	$1,899,821

The following table presents information about our operations by geographic area for the nine months ended September 30, 2020 and 2019.  Net sales by geographic area are based on the respective locations of our subsidiaries:

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Dental	Medical	Total	Dental	Medical	Total
Domestic-US & Canada
Devices	$35,181	$-	$35,181	$398,729	$10,800	$409,529
Handpieces	992,057	2,000	994,057	2,250,542	300	2,250,842
Other	37,895	-	37,895	61,408	-	61,408
Total Domestic US & Canada	$1,065,133	$2,000	$1,067,133	$2,710,679	$11,100	$2,721,779

International ROW
Devices	$494,998	$7,600	$502,598	$1,100,488	$8,000	$1,108,488
Handpieces	1,618,524	6,200	1,624,724	2,028,750	11,500	2,040,250
Other	30,715	-	30,715	102,663	400	103,063
Total International-ROW	$2,144,237	$13,800	$2,158,037	$3,231,901	$19,900	$3,251,801

International-China
Devices	$-	$-	$-	$-	$-	$-
Handpieces	-	-	-	100,000	-	100,000
Other	-	-	-		-	-
Total International	$-	$-	$-	$100,000	$-	$100,000

Total Product Sales	$3,209,370	$15,800	$3,225,170	$6,042,580	$31,000	$6,073,580

NOTE 12 -- CONCENTRATIONS

Milestone Scientific has informal arrangements with third-party manufacturers of the STA, epidural, and intra-articular devices, pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. Consequently, advances on contracts have been classified as current on September 30, 2020 and December 31, 2019. The termination of the manufacturing relationship with any of these manufacturers could have a material adverse effect on Milestone Scientific’s ability to produce and sell its products. Although alternate sources of supply exist, and new manufacturing relationships could be established, Milestone Scientific would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, because of termination of such a relationship, would have a material adverse effect on Milestone Scientific’s financial condition, business, and results of operations.

For the three and nine months ended September 30, 2020, approximately 40% and 45% of the Company’s net product sales were from the Company’s exclusive domestic dental distributor, respectively. For the three and nine months ended September 30, 2019 net product sales were 54% and 51%, respectively, to the Company’s exclusive domestic dental distributor. Accounts receivable for two customers/distributors amounted to approximately $720,000 or 74%, or 60% and 14% of Milestone Scientific's gross accounts receivable as of September 30, 2020, one of which was the Company’s exclusive domestic dental distributor.     Accounts receivable for the Company’s exclusive domestic dental distributor amounted to approximately or 77%, of Milestone Scientific's gross accounts receivable as of December 31, 2019. The Company’s exclusive domestic dental distributor exclusivity for the domestic dental market is subject to annual purchase requirements and other requirements, as defined in the agreement.

The COVID-19 pandemic affected the Company’s operations in the second quarter and third quarter and may continue to do so indefinitely thereafter. The Company is continuously monitoring its own operations and intends to take appropriate actions to mitigate the risks arising from the COVID-19 pandemic to the best of its abilities, but there can be no assurances that the Company will be successful in doing so. To the extent the Company is able to obtain information about and maintain communications with its customers, suppliers, vendors, and other business partners, the Company will seek to minimize disruptions to its supply chain and distribution channels, but many circumstances will be beyond the Company’s control. Governmental action may further cause the Company to temporarily close its facilities and/or regional quarantines may result in labor shortages and work stoppages. All of these factors may have far reaching direct and indirect impacts on the Company’s business, operations, and financial results and condition. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments which cannot be predicted.

NOTE 13 -- RELATED PARTY TRANSACTIONS

United Systems

Milestone Scientific has a manufacturing agreement with United Systems (whose controlling shareholder, Tom Cheng, is a significant stockholder of Milestone Scientific), the principal manufacturers of its handpieces, pursuant to which it manufactures products under specific purchase orders, but without minimum purchase commitments. Purchases from this manufacturer were approximately $373,000 and $549,000 for the three months ended September 30, 2020 and 2019, respectively. Purchases from this manufacturer were approximately $1,200,000 and $1,100,000 for the nine months ended September 30, 2020 and 2019, respectively.  As September 30, 2020 and December 31, 2019, Milestone Scientific owed this manufacturer approximately $365,000 and $943,000, respectively, which is included in accounts payable, related party on the condensed consolidated balance sheets. In February 2019, Milestone Scientific Board of Directors granted United Systems 285,714 shares of stock at $0.35 or $100,000 for consulting services. These shares were issued July 2019.

On April 29, 2020, the Board of Directors approved the purchase of United Systems accounts receivable ($370,260) See Note 6.

Milestone China

As of September 30, 2020, Milestone Scientific owned a 40% interest in Milestone China. See Note 6.

Other

As of September 30, 2020, and December 31, 2019, Milestone Scientific had deferred compensation for the previous Chief Executive Officer of Wand Dental of approximately of and $308,000 and $380,000, respectively which is included accrued expenses related party.

In August 2016, K. Tucker Andersen, a significant stockholder of Milestone Scientific, entered into an agreement with Milestone Scientific to provide financial and business strategic services. Expenses recognized on this agreement were $25,000, and $75,000 for the three and nine months ended September 30, 2020, and 2019, respectively.

 In January 2017, Milestone Scientific entered into a twelve-month agreement with Innovest S.p.A., a significant stockholder of Milestone Scientific, to provide consulting services. This agreement will renew for successive twelve-month terms unless terminated by Innovest S.p.A or Milestone Scientific. Expenses recognized on this agreement were $20,000 and $60,000 for both the three and nine months ended September 30, 2020, and 2019, respectively. This agreement was terminated September 30, 2020.

The Director of Clinical Affairs’ royalty fee was approximately $61,000 and $92,000 for the three months ended September 30, 2020 and 2019, respectively. The Director of Clinical Affairs’ royalty fee was approximately $158,000 and $292,000 for the nine months ended September 30, 2020 and 2019, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of $39,000 and $117,000 for the three and nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, Milestone Scientific owed the Director Clinical Affairs for royalties of approximately $80,000 and $390,000, respectively, which is included in accounts payable, related party and accrued expense, related party.

NOTE 14 — COMMITMENTS

(1)  Contract Manufacturing Agreement

Milestone Scientific has informal arrangements with third-party manufacturers of the STA, epidural, and intra-articular devices, pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. As of September 30, 2020, the purchase order commitment for dental instruments was $515,284 and advances of $350,311 are reported in inventory advances.

In August 2019, the company entered a new purchase commitment for the delivery of 100 Epidural instruments beginning in 2020. As of September 30, 2020, we have an open purchase order of $299,000 for 100 Epidural instruments and have advanced $161,000 against this purchase commitment. In July 2020, the company entered a new purchase commitment for the delivery of 110 cases of Epidural and Cathcheck disposable kits beginning in November 2020. As of September 30, 2020, we have an open purchase order of $30,395 for 110 cases of Epidural and Cathcheck disposable kits and have advanced $21,195 against this purchase commitment.

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

As of September 30, 2020, total operating lease right-of-use assets were $655,870 and total operating lease liabilities were $645,341, of which $68,934 and $576,407 were classified as current and non-current, respectively. As of December 31, 2019, total operating right-of-use assets were $15,977 and total operating lease liabilities (current) were $15,977. During the nine months ended September 30, 2020, the Company also entered into a five-year lease for copiers which resulted in the recognition of property and equipment and total finance lease liabilities of $43,242. As of September 30, 2020, total finance lease liabilities were $38,527, of which $7,903 and $30,624 were classified as current and non-current, respectively.

Cash flow information related to the Company's right-of-use assets and related lease liabilities were as follows:

	Three months ended September 30,		Nine months ended September 30,
Lease cost	2020	2019	2020	2019
Cash paid for operating lease liabilities	30,820	39,555	78,904	118,664
Cash paid for finance lease liabilities	2,658	-	7,622	-
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	-	-	663,009	-
Property and equipment obtained in exchange for new finance lease liabilities	-		43,242	-
(1) For the nine months ended September 30, 2019, the balance includes operating leases existing as of the adoption of ASC 842 on January 1, 2019.

Weighted-average remaining lease term - operating leases (years)	-	-	6.5	0.4
Weighted-average remaining lease term- finance leases (years)	-	-	4.3	-

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

NOTE 15— SUBSEQUENT EVENTS

Since the quarter ended September 30, 2020, the Company issued 8,000 shares of common stock for warrants exercised at $1.20 for proceeds of $9,600.

The Company engaged Gian Domenico Trombetta, former CEO of Wand Dental Inc. as a consultant to Leonard Osser, Interim – Chief Executive Officer of Milestone Scientific for a period of twelve months (beginning October 1, 2020 and ending September 30, 2021). Gian Domenico Trombetta will provide historical International Business, Dental Segment information and business contacts to Mr. Osser and provide consulting services  for new International Business and Dental Segment concepts during this twelve month consulting period. Under this agreement, Mr. Trombetta is to receive $60,000 payable in Milestone Scientific shares.

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

OVERVIEW

Our common stock was listed on the NYSE American on June 1, 2015 and trades under the symbol “MLSS”. We have developed a proprietary, computer-controlled anesthetic delivery instrument, using The Wand, a single use disposable handpiece. The instrument is marketed in dental sector under the trademark CompuDent®, and STA Single Tooth Anesthesia System and in medical sector under the trademark CompuMed. CompuDent is suitable for all dental procedures that require local anesthetic. CompuMed is suitable for many medical procedures regularly performed in plastic surgery, hair restoration surgery, podiatry, colorectal surgery, dermatology, orthopedics, and several other disciplines. The dental instruments are sold in the United States, U.S. territories, Canada, and in over 58 other countries abroad. In June 2017, the FDA approved our 510(k) applications for marketing clearance in the United States of our CompuFlo Epidural Computer Controlled Anesthesia System. We are in the process of meeting with medical facilities and device distributors within the United States and Europe. There have been five medical instruments sold in the United States in 2018 and limited amounts sold internationally as of the reporting date. Certain of our medical instruments have obtained European CE mark approval and can be marketed and sold in most European countries.

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

●	Expanding our global footprint of our CompuFlo Epidural and CathCheck System by utilizing a Direct Field Sales Force and partnering with distribution companies worldwide; and
●	Continuing the development of our proprietary cosmetic injection device for delivery of botulinum toxin (such as Botox® and Dysport®)

Wand/STA Dental Market

Since its market introduction in early 2007, the Wand/STA Instrument and prior C-CLAD devices have been used to deliver over 80 million safe, effective, and comfortable injections. The instrument has also been favorably evaluated in numerous peer-reviewed, published clinical studies and associated articles. Moreover, there appears to be a growing consensus among users that the STA Instrument is proving to be a valuable and beneficial instrument that is positively impacting the practice of dentistry worldwide.

Beginning January 1, 2016, Milestone Scientific entered into a non-exclusive distribution agreement with Henry Schein, Inc. (“Henry Schein”). In June 2016, that agreement was replaced with an exclusive distribution arrangement for our dental products for the United States and Canada with Henry Schein. Under this arrangement we have a semi-dedicated independent sales force visiting dentists.  The Company’s exclusive agreement is subject to annual purchase requirements and other requirements, as defined in the agreement.`

To date, Henry Schein has endeavored to accomplish the goals set forth in the exclusive distribution agreement for The Wand STA instrument and handpieces, including training of its exclusive products sale’s specialists. Specifically, up to 25 exclusive product sales specialists have now been fully trained as experts in the features, advantages and benefits of The Wand/STA instrument and handpieces and all are currently in the field selling the instrument.

Henry Schein increased the number of exclusive product specialist in 2019 and trained an additional customer service representative to support dentists across North America through its exclusive product sales customer call center. During the Covid-19 Pandemic, Henry Schein has lost one of its exclusive product specialist. Henry Schein is in the process of recruiting additional specialist in the fourth quarter of 2020.

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

On April 21, 2020, Milestone Scientific, announced that it has validated and integrated the new CathCheck™ feature into the CompuFlo® Epidural System. Using CathCheck™, physicians and nurses can monitor the placement of a catheter to determine the presence or absence of a pulsatile waveform (heartbeat) providing new information that can be used to determine if the catheter is in place or has become dislodged from the epidural space. This can be performed within seconds by measuring the pulsatile waveform within the epidural space.

On October 13, 2020, Milestone Scientific announced a Group Purchasing Agreement with Premier a leading healthcare improvement company, utilizing an alliance of approximately 4,100 U.S. hospitals and 200,000 other providers to transform healthcare. The Agreement, which became effective November 1, 2020, allows Premier members, at their discretion, to take advantage of special pricing and terms pre-negotiated by Premier for the CompuFlo® Epidural System and CathCheck™. This agreement expires on February 28, 2022.

Covid-19 Pandemic

While the COVID-19 pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s first fiscal quarter ended March 31, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the first quarter. In the short-term, demand for the Company’s products decreased, notably in our dental and medical divisions. Such decrease demand may or may not continue and/or demand may or may not increase from historical levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business and manufacturing disruption, inventory shortages, delivery delays, and reduced sales and operations, any of which could materially affect our business, financial condition, and results of operations.

The Company’s employees are being affected by the COVID-19 pandemic. The majority of our office and management personnel are working remotely. The health of the Company’s workforce is of primary concern and the Company may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. Further, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across the entire Company, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, the Company’s ability to manage its business may be impaired, and operational risks, cybersecurity risks and other risks facing the Company prior to the pandemic may be elevated.

The COVID-19 pandemic is affecting the Company’s customers, suppliers, vendors, and other business partners, but the Company is not able to  predict the ultimate consequences that will result therefrom.

The COVID-19 pandemic did affect the Company’s operations in the second and third quarters and may continue to do so indefinitely thereafter. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, manufacturing, distribution, marketing and sales operations, customer and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three- and nine month period ended September 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year.

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category:

	Three months ended September 30,		Nine months ended September 30
	2020	2019	2020	2019
Domestic-US
Devices	$34,657	$199,926	$35,181	$409,529
Handpieces	356,566	679,621	994,057	2,250,842
Other	16,906	17,343	37,895	61,408
Total Domestic US	$408,129	$896,890	$1,067,133	$2,721,779

International ROW
Devices	$220,694	$412,819	$502,598	$1,108,488
Handpieces	608,000	579,765	1,624,724	2,040,250
Other	9,287	10,347	30,715	103,063
Total International-ROW	$837,981	$1,002,931	$2,158,037	$3,251,801

International-China
Devices	$-	$-	$-	$-
Handpieces	-	-	-	100,000
Other	-	-	-	-
Total International	$-	$-	$-	$100,000

Total Product Sales	$1,246,110	$1,899,821	$3,225,170	$6,073,580

 Current Product Platform

See Note 1 Organization and Business.

Results of Operations

The following table sets forth the consolidated results of operations for the three months ended September 30, 2020 and 2019, respectively. The trends suggested by this table may not be indicative of future operating results:

	Three months ended September 30,
	2020	2019

Operating results:
Product sales, net	$1,246,110	$1,899,821
Cost of products sold	409,621	523,672
Gross profit	836,489	1,376,149

Operating expenses:
Selling, general and administrative expenses	2,291,779	2,314,943
Research and development expenses	21,438	7,940
Loss from operations	(1,476,728)	(946,734)
Other income, and loss on earning net	(25,286)	(1,903,183)
Net loss	(1,502,014)	(2,849,917)
Net loss attributable to noncontrolling interests	11,025	12,941
Net loss attributable to Milestone Scientific Inc.	$(1,490,989)	$(2,836,976)

The following table sets forth the consolidated results of operations for the nine months ended September 30, 2020 and 2019, respectively. The trends suggested by this table may not be indicative of future operating results:

	Nine months ended September 30,
	2020	2019

Operating results:
Product sales, net	$3,225,170	$6,073,580
Cost of products sold	1,024,947	1,894,550
Gross profit	2,200,223	4,179,030

Operating expenses:
Selling, general and administrative expenses	8,221,359	6,941,964
Research and development expenses	237,089	109,815
Loss from operations	(6,258,225)	(2,872,749)
Other income, and loss on earning net	(34,944)	(1,823,606)
Net loss	(6,293,169)	(4,696,355)
Net loss attributable to noncontrolling interests	35,501	35,343
Net loss attributable to Milestone Scientific Inc.	$(6,257,668)	$(4,661,012)

Cash flow:	September 30, 2020	September 30, 2019
Net cash used in operating activities	$(6,346,160)	$(1,275,686)
Net cash used in investing activities	$(21,438)	$(9,916)
Net cash provided by financing activities	$19,300,229	$2,253,422

Three months ended September 30, 2020 compared three months ended September 30, 2020

Net sales for 2020 and 2019 were as follows:

	2020	2019	Increase Decrease	%

Dental	$1,240,110	$1,884,321	$(644,211)	-34.19%
Medical	6,000	15,500	(9,500)	-61.29%
Total sales, net	$1,246,110	$1,899,821	$(653,711)	-34.41%

Consolidated revenue for the three months ended, September 30, 2020 and 2019 were approximately $1.2 million  and $1.9 million, respectively. Dental revenue for the three months ended September 30, 2020 and 2019 were approximately $1.2 and $1.9 million, respectively. Dental revenues decreased by approximately $644,000 which is related to COVID-19 pandemic affecting the Company’s customers, suppliers, vendors, and other business partners. In the short-term, demand for the Company’s products decreased, notably in our dental divisions. Such decreased demand may or may not continue and/or demand may or may not increase from historical levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties.

As a result of the reduced hours and closings of dental offices throughout the country and the rest of the world due to the continuing spread of COVID-19, our revenue for the third quarter was materially and adversely affected. At this point in time, it is too early to determine an estimate of what the fourth quarter impact will be, or the effect COVID-19 may have on our fourth quarter revenue. In addition, it is too early to determine what the effect will be on the anticipated commercialization of our CompuFlo Epidural system as a medical device for the remainder of 2020, and the first quarter  of 2021.

Gross Profit for 2020 and 2019 were as follows:

	2020	2019	Increase Decrease	%

Dental	$833,254	$1,372,758	$(539,504)	-39.30%
Medical	3,235	3,391	(156)	-4.60%
Total gross profit	$836,489	$1,376,149	$(539,660)	-39.22%

Consolidated gross profit for the three months ended September 30, 2020 and 2019 approximately 67% and 72%, respectively.

Selling, general and administrative expenses for 2020 and 2019 were as follows:

	2020	2019	Increase Decrease	%

Dental	$643,794	$728,108	$(84,314)	-11.58%
Medical	792,866	550,294	242,572	44.08%
Corporate	855,119	1,036,541	(181,422)	-17.50%
Total selling, general and administrative expenses	$2,291,779	$2,314,943	$(23,164)	-1.00%

Consolidated selling, general and administrative expenses for the  three months ended September 30, 2020 and 2019, were approximately $2.2 million and $2.3 million, respectively. The decrease of approximately $16,000 is categorized in several areas. Employee salaries, and benefits expenses increased approximately $154,000 during the three months ended September 30, 2020, as the Company hired additional employees to work on the commercialization of the CompuFlo® Epidural System. During the three months ended September 30, 2020 D&O insurance increased approximately $54,000 due to the increase of premiums. Due to Covid-19 Pandemic, the Company's travel expenses, trade shows, professional fees, quality control, and general expenses decreased approximately $275,000 while marketing and consulting expense increased approximately $43,000 for three months ended September 30 ,2020.

Research and Development for 2020 and 2019 were as follows:

	2020	2019	Increase Decrease	%

Dental	$-	$-	$-	0.00%
Medical	21,438	7,940	13,498	170.00%
Corporate	-	-	-	0.00%
Total research and development	$21,438	$7,940	$13,498	170.00%

Consolidated research and development expenses for the three months ended, 2020 and 2019, were approximately $21,000 and $7,900, respectively. The increase is associated with the Company developing software upgrades and enhancement for the CompuFlo® Epidural System and handpieces.

Profit (Loss) from Operations for 2020 and 2019 were as follows:

	2020	2019	Increase Decrease	%
Dental
Medical	$191,235	$644,650	$(453,415)	-70.34%
Corporate	(812,840)	(554,843)	(257,997)	46.50%
Total loss from operations	(855,123)	(1,036,541)	181,418	-17.50%
	$(1,476,728)	$(946,734)	$(529,994)	55.98%

The loss from operations was approximately $1.5 million and $1 million  for the three months ending September 30, 2020 and 2019, respectively. The increase is the result of decreased dental revenue, due to reduced hours and closings of dental and medical offices throughout the country and the rest of the world due to the continuing spread of COVID-19. We anticipate that our revenue for the fourth quarter, and possibly the first quarter of  2021, will be materially and adversely affected.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Net sales for 2020 and 2019 were as follows:

	2020	2019	Increase Decrease	%

Dental	$3,209,370	$6,042,580	$(2,833,210)	-46.89%
Medical	15,800	31,000	(15,200)	-49.03%
Total sales, net	$3,225,170	$6,073,580	$(2,848,410)	-46.90%

Consolidated revenue for the nine months ended September 30, 2020 and 2019 were approximately $3.2 million and $6.1 million, respectively. Dental revenue for the nine months ended September 30, 2020 and 2019 were approximately $3.2 million and $6.0 million, respectively. Dental revenues decreased by approximately $2.8 million, which is mostly related to COVID-19 pandemic affecting the Company’s customers and other business partners. In the short-term, demand for the Company’s products has decreased, notably in our dental and medical divisions. Such decreased demand may or may not continue and/or demand may increase from historical levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business and manufacturing disruption, inventory shortages, delivery delays, and reduced sales and operations, any of which could materially affect our business, financial condition, and results of operations.

As a result of the reduced hours and closings of dental offices throughout the country and the rest of the world due to the continuing spread of COVID-19, our revenue for the third quarter was materially and adversely affected. At this point in time, it is too early to determine an estimate of what the fourth quarter impact will be, or the effect COVID-19 may have on our first quarter  of  2021. In addition, it is too early to determine what the effect will be on the anticipated commercialization of our CompuFlo Epidural system as a medical device in the fourth quarter of 2020 and the first quarter 2021.

Gross Profit for 2020 and 2019 were as follows:

	2020	2019	Increase Decrease	%

Dental	$2,191,934	$4,168,927	$(1,976,993)	-47.42%
Medical	8,289	10,103	(1,814)	-17.96%
Total gross profit	$2,200,223	$4,179,030	$(1,978,807)	-47.35%

 Consolidated gross profit for the nine months ended September 30, 2020 and 2019 approximately 68% and 69%, respectively.

Selling, general and administrative expenses for 2020 and 2019 were as follows:

	2020	2019	Increase Decrease	%

Dental	$2,226,303	$2,402,840	$(176,537)	-7.35%
Medical	2,066,535	1,611,472	455,063	28.24%
Corporate	3,928,521	2,927,652	1,000,869	34.19%
Total selling, general and administrative expenses	$8,221,359	$6,941,964	$1,279,395	18.43%

Consolidated selling, general and administrative expenses for the nine months ended September 30, 2020 and 2019, were approximately $8.2 million and 6.9 million, respectively. The increase of approximately $1.3 million is categorized in several areas. Employee salaries, and benefits expenses increased approximately $1 million during the nine months ended September 30, 2020, the Company hired additional employees to work on the commercialization of the CompuFlo® Epidural System and recorded additional bonuses in 2020. During the nine months ended September 30, 2020 D&O insurance increase approximately $117,000 due to the increase of premiums.  The company  expenses approximately $370,000 of bad debt related to a settlement with United Systems, See Note  6. Due to Covid-19 Pandemic, the Company's travel expenses, trade shows and general expenses decreased approximately $424,000. Office expense increased approximately $143,000 associated with the relocation of the Company 's office and other related costs.

Research and Development for 2020 and 2019 were as follows:

	2020	2019	Increase Decrease	%

Dental	$-	$-	$-	0.00%
Medical	237,089	109,815	127,274	115.90%
Corporate	-	-	-	0.00%
Total research and development	$237,089	$109,815	$127,274	115.90%

Consolidated research and development expenses for the nine months ended, September 30, 2020 and 2019, were approximately $237,000 and $109,000, respectively. The increase is associated with the Company developing software upgrades and enhancement for the CompuFlo® Epidural System and disposables.

Profit (Loss) from Operations for 2020 and 2019 were as follows:

	2020	2019	Increase Decrease	%
Dental
Medical	$(32,624)	$1,766,087	$(1,798,711)	-101.85%
Corporate	(2,297,080)	(1,711,184)	(585,896)	34.24%
Total loss from operations	(3,928,521)	(2,927,652)	(1,000,869)	34.19%
	$(6,258,225)	$(2,872,749)	$(3,385,476)	117.85%

The loss from operations was approximately $6.3 million and $2.9 million for the nine months ending September 30, 2020 and 2019, respectively an increase of approximately $3.4 million. This increase is the result of a decrease in revenues due to the reduced hours and closings of dental and medical  offices throughout the country and the rest of the world due to the continuing spread of COVID-19. We anticipate that our revenue for the fourth quarter, and possibly the first quarter of 2021, will be materially and adversely affected.

Liquidity and Capital Resources

On September 30, 2020, Milestone Scientific had cash and cash equivalents of approximately $14.4 million and working capital of approximately $15.4 million versus working capital of $1.2 million on December 31, 2019. For the nine months ended September 30, 2020, we had negative cash flows from operating activities of approximately $6.3 million compared to $1.3 million for the nine months ended September 30, 2019.

In the second quarter of 2020 the Company completed two capital raises. In April 2020, the Company completed a Common Stock Offering generating gross proceeds of approximately $5.1 million (5,420,000 common shares and 2,710,000 warrants). The combined price of the shares and warrants was $0.95 per share. The warrants are exercisable at a price of $1.20 per share and have an expiration of three years from the issue date. In June 2020, the Company completed a second Common Stock Offering generating gross proceeds of approximately $14.6 million (6,770,000 common shares and 3,749,000 warrants). The combined price of shares and warrants of was $2.15 per share. The warrants are exercisable at a of $2.60 and expire three  years from the issue date. See Note 9. With the combination of these two Common Stock Offerings, the Company has sufficient liquidity to support operations for at least a year after the condensed consolidated financial statements issue date.

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

Now that the CompuFlo Epidural System has obtained FDA clearance in the United States (June 2017), the development costs were reduced in 2020, but the selling costs are expected to continue to increase. The FDA clearance has provided the Company with the opportunity to establish distribution in the U.S. The Company intends to restart the 510K application process for the intra-articular device , subject to available allocated internal resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Milestone Scientific is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Milestone Scientific’s Interim Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of Milestone Scientific’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, Milestone Scientific’s Interim Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of September 30, 2020 are effective to ensure that information required to be disclosed in the reports Milestone Scientific files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Milestone Scientific's management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The COVID-19 pandemic did materially adversely affect the Company’s financial results and business operations in the Company’s third fiscal quarter ended September 30, 2020, while economic and health conditions in the United States and across most of the globe have continued to change rapidly since the end of the third quarter. In the short-term, demand for the Company’s dental products is showing an increase in sell through activity to dental offices. However the change in demand may or may not continue and/or demand may or may not increase from historical levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business and manufacturing disruption, inventory shortages, delivery delays, and reduced sales and operations, any of which could materially affect our business, financial condition, and results of operations.

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

The COVID-19 pandemic affected the Company’s operations in the third quarter and year to date 2020, and may continue to do so indefinitely thereafter. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, manufacturing, distribution, marketing and sales operations, customer and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three month and nine-month period ended September 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales channels, supply chain, manufacturing, and distribution nor to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Item 2. Unregistered Sales of Equity Securities and use of proceeds

During the quarter ended September 30, 2020, the Company issued 112,140 shares of common stock in payment of $227,928 of consulting expenses incurred by the Company.

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
Date: November 16, 2020