Form 10-K
period 2020-12-31
MILESTONE SCIENTIFIC INC.
filed 2021-03-31
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

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

Securities registered pursuant to section 12(g) of the Act:                    NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes    ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes    ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☐ Yes   ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☑

As of June 30, 2020, the last business day of the registrants most recently completed second fiscal quarter, the aggregate market value of the common stock held by non- affiliates of the issuer was $85,817,776. This amount is based on the closing price of $1.95 per share of the registrant's common stock as of such date, as reported on the NYSE American. As of March 31, 2021, the registrant has a total of 66,558,550 shares of Common Stock, par value $0.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

MILESTONE SCIENTIFIC INC.

Form 10-K Annual Report

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, or achievements of Milestone Scientific Inc. (“Milestone Scientific”) to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Milestone Scientific’s plans and objectives are based, in part, on assumptions involving the continued expansion of its business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Milestone Scientific. Although Milestone Scientific believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of our history of operating losses that are expected to continue, requiring additional funding which we may be unable to raise capital when needed (which may force us to delay, curtail or eliminate commercialization efforts of our CompuFlo Epidural Computer Controlled Anesthesia System), the early stage operations of and relatively lack of acceptance of our medical products, relying exclusively on two third parties to manufacture our products, changes in our informal manufacturing arrangements made by the manufacturer of our products and disruptions at the manufacturing facility of our manufacturers exposes us to risks that may harm our business, raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights, if physicians do not accept nor use our CompuFlo Epidural Computer Controlled Anesthesia System, our ability to generate revenue from sales will be materially impaired, exposure to the risks inherent in international sales and operations, including China, and developments by competitors may render our products or technologies obsolete or non-competitive, the inclusion of such information should not be regarded as a representation by Milestone Scientific or any other person that the objectives and plans of Milestone Scientific will be achieved. Milestone Scientific undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

All references in this report to “Milestone Scientific, Inc.,” “us,” “our,” “we,” the “Company “or “Milestone” refer to Milestone Scientific Inc., and its consolidated subsidiaries, Wand Dental, Inc., Milestone Advanced Cosmetic Inc. and Milestone Medical Inc. and affiliate, unless the context otherwise indicates. Milestone Scientific is the owner of the following registered U.S. trademarks: CompuDent®; CompuMed®; CompuFlo®; DPS Dynamic Pressure Sensing technology®; Milestone Scientific®; CathCheck™, the Milestone logo®; Safety Wand®; STA Single Tooth Anesthesia System®; and The Wand®.

Item 1. Business

Overview

Milestone Scientific is a biomedical technology research and development company that patents, designs, develops and commercializes innovative diagnostic and therapeutic injection technologies and devices for medical, dental, cosmetic. Since our inception, we have engaged in pioneering proprietary, innovative, computer-controlled injection technologies, and solutions for the medical and dental markets. We believe our technologies are proven and well established.

We have focused our resources on redefining the worldwide standard of care for injection techniques by making the experience more comfortable for the patient by reducing the anxiety and stress of receiving injections from the healthcare provider. Our computer-controlled injection devices make injections precise, efficient, and virtually painless. Milestone’s proprietary DPS Dynamic Pressure Sensing technology® is our technology platform that advances the development of next-generation devices. It regulates flow rate and monitoring pressure from the tip of the needle, through platform extensions for local anesthesia for subcutaneous drug delivery, used in various dental and medical injections. It has specific medical applications for cosmetic botulinum toxin injections, epidural space identification in regional anesthesia procedures and intra-articular joint injections.

In 2020  the Company received a Notice of Allowance from the United States Patent and Trademark Office (USPTO) related to its new CompuPulse System, which combines the benefits of our CompuWave technology with a manual syringe.  The new CompuPulse System allows one to identify a pulsatile pressure waveform in a variety of applications, thereby improving the reliability and safety of a drug delivery procedure. Importantly, not all procedures require the sophistication of our CompuFlo system, which precisely controls the administration and flow rate of medication as it is being administered. This new technology provides an efficient and low-cost alternative for procedures where a manual syringe may suffice, while still providing the ability to verify needle and subsequent catheter placement.

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

Milestone Scientific remains focused on advancing efforts to achieve the following six primary objectives:

●

Establishing Milestone’s DPS Dynamic Pressure Sensing Technology platform as the standard-of-care in painless and precise drug delivery, providing for the first time objective visual and audible in-tissue pressure feedback, and continuing to expand platform applications;

●	Safety of a drug delivery procedure.
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

Our dental devices are sold in the United States, U.S. territories, Canada and in 60 other countries with FDA, CE, and other clearances. In 2020 our epidural devices, which received FDA clearance in 2017, have had minimal sales.

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

Our next significant intellectual property advancement was a quantum improvement over our CompuDent® System – the development of our proprietary CompuFlo® Computer-Controlled Drug Delivery System with DPS Dynamic Pressure Sensing Technology, an advanced and FDA-approved technology for the painless and accurate delivery of drugs, anesthetics, and other medicaments into all tissue types, as well as for the aspiration of bodily fluids or previously injected substances. Its regulation and control of the flow rate continues to provide painless delivery benefits, while its innovative dynamic pressure sensing capability provides visual and audible in-tissue pressure feedback, identifying tissue types to the healthcare provider. This pressure feedback extends the benefit of painlessness from anesthetics with known viscosities to a wide range of liquid drugs and other medicaments with varying viscosities and flow rates. Such pressure feedback, part of our DPS Dynamic Pressure Sensing Technology, also allows the healthcare provider to know when certain types of tissues have been penetrated and permits the healthcare provider to inject medicaments precisely at the desired location. Thus, real-time continuous pressure feedback can prevent the injection to tissue outside the intended target area, an important characteristic in the injection of chemotherapeutics and other toxic substances.

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

Each CompuDent® and  Wand/STA System also includes a disposable injection handpiece that is extremely comfortable, light, and easy to use, providing for precise tactile control during the injection, an electro-mechanical (computer-controlled) fluid delivery instrument and the ability to record data from the injection event. The pencil grip used with the handpieces provides the practitioner with enhanced tactile sense and accurate control and allows bi-directional rotation, eliminating needle deflection, resulting in a greater accuracy and success. The handpiece is vibration-free because it does not have a motor or electrical component in it and, since the handpiece does not look like a typical syringe, we believe it also reduces patient anxiety and offers the possibility of curing dental phobia of which an estimated 40 million Americans suffer.

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

Devices using DPS Dynamic Pressure Sensing Technology such as the CompuFlo System can be used to inject a wide variety of liquid medicaments as well as anesthetics. We believe our CompuFlo System avoids the negative side effects from the use of traditional hypodermic drug delivery injection devices, which are well documented in dental and medical literature and include risk of death, transient or permanent paralysis, pain, tissue damage and post-operative complications. Pain and tissue damage often result from uncontrolled flow rates and pressure created during the administration of drug solutions into human tissue. While several technologies have can control the flow rate, we believe our patented DPS Dynamic Pressure Sensing technology and CompuFlo Systems provide the control of pressure during the injection as well accurately and precisely delivery the drug.

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

●	allows the healthcare provider to know when the target location is present and permits the healthcare provider to inject medicaments precisely at the desired location;
●	provides a digital record of the time and volume of anesthetic or medicament injected;
●	minimizes tissue damage do to the flow rate and pressure of the injection being controlled;
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

Our first system utilizing a DPS Dynamic Pressure Sensing Technology platform was our STA System and related handpiece for the dental market, currently marketed as the Wand/ STA System. Another platform extension of our DPS Dynamic Pressure Sensing Technology platform is the CompuFlo Epidural System. In addition, we have developed platform extensions of our DPS Dynamic Pressure Sensing Technology platform for intra-articular (for administering corticosteroids, hyaluronic acid, and other medicaments into both major and minor joints for the alleviation of pain associated with arthritis and other deleterious joint conditions), cosmetic and veterinary applications. We intend to continue to develop and commercialize new applications of our DPS Dynamic Pressure Sensing technology platform as commercial line extensions.

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

In April 2019, the Company entered the medical education market with the introduction of the CompuFlo® Epidural Trainer (CompuFlo Trainer), an instructional instrument that uses pressure sensing technology to improve epidural placement success. The company has signed an agreement to distribute the CompuFlo Trainer with American 3B Scientific, a leading supplier of didactic material for medical education.

In June 2019, the Company announced the results of two research abstracts featuring the CompuFlo® Epidural device (CompuFlo) at Euroanesthesia 2019, Europe's largest annual event showcasing the latest knowledge in the field of anesthesia. The abstracts were presented during scientific poster sessions highlighting how CompuFlo's objective detection of tissue pressure makes challenging procedures with difficult patients more efficient and accelerates clinical competency for trainee.

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

In November 2019, the Company and 3B Scientific, the world's leading supplier of didactic material for medical education, signed a global agreement expanding distribution of the CompuFlo® Epidural Trainer (CompuFlo Trainer). The expanded agreement allows 3B Scientific to capitalize on momentum and gives more anesthesia instructors the ultimate solution to accelerate the epidural procedure's learning curve and trainee success. The CompuFlo Trainer is an instructional instrument that uses Dynamic Pressure Sensing technology and objective intelligence to improve epidural placement by trainees. The instrument links trainee tactile feel with visual and audible confirmation of real-time pressure changes to verify the epidural space has been reached.

In January 2020, the Company received a Notice of Allowance for a key patent from the U.S. Patent and Trademark Office on its CompuWave technology, which is being integrated into the CompuFlo® Epidural System. The Company is constantly evolving and innovating the technology. This patent represents a significant achievement for the Company since it extends the IP protection around the CompuFlo instrument for another 20 years and provides not only additional confirmation of placement, but also verification during the procedure that the catheter has not been displaced.

In February 2020, the Company announced an abstract entitled "Confirmation of epidural catheter location by epidural pressure waveform recordings by the CompuFlo® Epidural Instrument (CompuFlo)," has been accepted for presentation at the prestigious Euroanaesthesia 2020 Congress which was to take place May 30 - June 1, 2020 in Barcelona, Spain. Euroanaesthesia is Europe’s largest annual event showcasing the latest news and innovations in the field of anesthesia, perioperative medicine, intensive care, emergency medicine and pain treatment. This international event gathers upwards of six thousand delegates from around the world. The abstract will be presented during scientific poster sessions highlighting how CompuWave technology integrated with the CompuFlo Epidural System combines both objective in-line pressure measurements and the detection of a pulsatile pressure waveform in a single system. However due to the continual spread of COVID-19, the Company’s presented at the prestigious Euroanaesthesia 2020 Congress virtual trade in Barcelona August 2020.

Moreover, also in February 2020, the Company introduced the new pre-assembled disposable kit for the CompuFlo® Epidural System that has received CE Mark approval in Europe through the Company’s supplier. The Board of Directors of the Company believes that this CE Mark approval overcomes an important hurdle to commercialization in Europe. Based on market feedback, it was evident that anesthesiologists using the epidural instrument preferred to have the disposable kit pre-assembled before packaging to save valuable minutes in the operatory.

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

On May 13, 2020, the Company announced a study was published in the Open Journal of Anesthesiology validating the efficacy of the CompuFlo® CathCheck™ System to confirm the correct placement and positioning of an epidural catheter for use during and after an epidural procedure. This is another validation that the CathCheck™ feature will help to significantly reduce time and cost for the institution by providing a more reliable way to re-check the catheter throughout the day to ensure that the catheter has not been displaced.

On October 13, 2020, Milestone Medical announced a Group Purchasing Agreement with Premier, an USA leading healthcare improvement company, utilizing an alliance of approximately 4,100 U.S. hospitals and 200,000 other providers to transform healthcare. The Agreement, which was effective November 1, 2020, allows Premier members, at their discretion, to utilize pricing and terms pre-negotiated by Premier for the CompuFlo® Epidural System and CathCheck™. The Agreement expires on February 28, 2022.

CompuFlo Intra-Articular Computer Controlled Injection System

Another platform extension utilizing our DPS Dynamic Pressure Sensing technology platform and CompuFlo Epidural System are our devices for administering corticosteroids and other medicaments into both major and minor joints for the alleviation of pain associated with arthritis and other deleterious joint conditions. As features of our DPS Dynamic Pressure Sensing technology, this device also precisely controls in-tissue pressure, increasing patient safety by reducing the risk of tissue damage and post-treatment pain related to excessive pressure that may occur during certain injections. Identification of the tissue, in which the needle tip is imbedded, is believed to be highly important in intra-articular injections and numerous organs, subcutaneous and intramuscular injections. The intra-articular device has not obtained regulatory clearance in the US.

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

The intra-articular device has obtained CE mark clearance and may be marketed and sold in most European countries and many other countries accepting CE approved devices. In December 2016, we received notification from the FDA that our 510(k) applications for marketing approval of the intra-articular device did not demonstrate that the device was as safe and effective as a legally marketed device. The original 510-k filed with FDA expired in January 2019.  We intended to submit a new 510(k) application in 2019 that we believe would demonstrate substantial equivalency; however, we did not complete this process in 2019 due to a lack of funding. The 2020 -2021 COVID - 19 Pandemic has substantially reduced access to many medical facilities for further research projects  and as such, the Company has curtailed any further regulatory effort on this device. We cannot provide assurances that we will receive FDA clearance for our intra-articular device.

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

The joint venture entity, Milestone Advanced Cosmetic Systems, Inc., was originally owned 50% by us and 50% by Milestone China Company Limited (“Milestone China”), a company organized under the laws of Hong Kong and owned 40% by Milestone Scientific. Milestone China contributed $900,000 of cash to the joint venture, and we have provided a royalty-free license to utilize our technology to the joint venture to develop a botulinum toxin injection device.

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

In November 2017, we announced plans for the commercial launch of our proprietary cosmetic injection device using our DPS Dynamic Pressure Sensing technology platform and our CompuFlo Cosmetic System for delivery of botulinum toxin. Our proprietary cosmetic injection device features improved needle placement with a comfortable stylus grip, precise dosing, the same technology platform that has made dental and epidural injections painless, and a new, intuitive touch-screen interface. Although the Company received positive outcomes of multi-state human factor studies with targeted customers, the Company did not have the necessary capital to move forward with the commercial launch of our cosmetic device and applying for marketing clearance in Europe (CE clearance), and United States (FDA clearance).

The Wand STA System

In 2006, we received FDA clearance for our Wand/STA System and disposable handpiece, the first system utilizing CompuFlo’s DPS Dynamic Pressure Sensing Technology, for use in the dental market. The Wand/STA System and handpiece continue to provide all of the benefits of the CompuDent System, allowing dentists to provide virtually painless injections for all dental procedures, including routine fillings, as well as more sophisticated implants, root canals and crowns, while better facilitating single tooth anesthesia (now generally performed with a high-pressure spring-loaded gun-like device), but also incorporates the "pressure feedback" elements of Milestone Scientific's patented CompuFlo’s DPS Dynamic Pressure Sensing Technology, thereby allowing dentists to administer injections accurately and painlessly into the periodontal ligament space, effectively anesthetizing a single tooth. Injections made by the Wand/STA System eliminate collateral numbness of the tongue, lips and facial muscles and often hasten the onset of anesthesia by eliminating the need for mandibular blocks. The Wand/STA also identifies intrafilamentary tissue, so dentists can find the precise location for single tooth anesthesia. This injection is of significant value in that it allows the dentist to profoundly anesthetize the tooth within one minute per root, versus up to 15-18 minutes for a block injection to take effect. The Wand /STA System can perform all the injections that can be done with a conventional dental syringe, and in addition, we provide the ability to perform the following: the palatal-anterior superior alveolar, anterior middle superior alveolar and inferior alveolar nerve block. The Wand/ STA System achieves these injections predictably and reliably. To date, substantially all our revenue has been generated by the Wand/STA System for dental applications.

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

Other Possible Products

Using CompuFlo’s DPS Dynamic Pressure Sensing Technology for less painful injections for use in rhinoplasty, colorectal surgery, podiatry, and other disciplines are under review. In the self-injectable market, there are many injectable drugs routinely self-administered in a home or office setting using spring loaded automatic injection devices by people who suffer from long term chronic conditions such as multiple sclerosis, rheumatoid arthritis, and other diseases of the auto immune system. We believe CompuFlo’s DPS Dynamic Pressure Sensing Technology, using pressure sensing capabilities, can serve as a less painless subcutaneous injection method for these self-administered drugs.

However, there can be no assurance that we will be able to successfully develop any such products, or that if developed, that we will be able to obtain FDA approval to market any such products, or even if we do obtain such FDA approval, that any such products will generate any revenue for us or be a commercial success.

Distribution and Marketing Arrangements

Our dental devices are certified to sell  in the United States, US territories, Canada and in 60 other countries abroad. In June 2017, we received FDA regulatory clearance to sell our first medical device, the CompuFlo Epidural Computer Controlled Anesthesia System in the United States. Since receiving FDA clearance in 2017, our epidural devices have had minimal sales in the United States.

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

In December 2020, the Exclusive Distribution Arrangement with Henry Schein was replaced with a non-exclusive distribution arrangement. Under the non-exclusive arrangement, Henry Schein will purchase dental instruments and handpieces in the United States and Canada.

Beginning in January 2021, the Company began a process of signing non-exclusive dental distribution arrangements with dental distributors in specific geographical locations in the United States and Canada. To date there are eight (8) new non-exclusive dental distributors engaged in the USA and Canada. The goal is to add an additional non-exclusive distributor in three main cities in the USA.

The goal of changing our marketing plan from a sole exclusive distributor in the USA and Canada, to a  large number of non-exclusive distributors is to increase placement of our Wand/STA instrument and thus the expansion of our dental disposables.

On the global front, we have granted exclusive marketing and distribution rights for the Wand/STA Instrument to select dental suppliers in various international regions in Asia, Africa, South America, and Europe. They include FM Produkty Dla Stomatologii in Poland and Unident AB in the countries of Denmark, Sweden, Norway, and Iceland. Additionally, the Company is in the process of evaluating current international distributors and adding new distributors, globally as required based on the economics of the region.

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

In December 2016, we received notification from the FDA that based upon the 510(k)-application submitted for intra-articular injections, we did not adequately document that the device met the equivalency standard required for 510(k) clearances. Following consultation with the FDA’s Office of Device Evaluation, we filed a new 510(k) application for the device in June 2018. In November 2018, the FDA provided Milestone Scientific with a list of questions on the intra-articular 510(k) application filed in June 2018. Due to the delay in responding to FDA questions, Milestone Scientific will be required to file a new 510(k) application. Milestone Scientific did not complete this process in 2019, due to a lack of funding. In 2020 raised gross proceeds approximately $19.7 million (in two capital raises) and is in the process of evaluating the use of these funds to improve existing devices, develop new instruments, including the continued regulatory process for the intra-articular instrument.

We cannot provide assurances that funds will be allocated,  to fund the  FDA clearance process for our intra-articular device.

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

We have entered into a limited number of distributor arrangements in Europe and the Middle East for our CompuFlo Epidural System. Our distribution strategy is initially aimed at having key opinion leaders (KOLs)

use and accept the device and initiates their own studies.

On October 13, 2020, Milestone Medical announced a Group Purchasing Agreement with Premier, an USA leading healthcare improvement company, utilizing an alliance of approximately 4,100 U.S. hospitals and 200,000 other providers to transform healthcare. The Agreement, which was effective November 1, 2020, allows Premier members, at their discretion, to utilize pricing and terms pre-negotiated by Premier for the CompuFlo® Epidural System and CathCheck™. The Agreement expires on February 28, 2022.

Patents and Intellectual Property

Milestone Scientific and its subsidiaries currently hold approximately 188 U.S. and foreign patents, and many patent applications. The Company’s patents and patent applications relate to drug delivery methodologies, drug flow rate measurement, pressure/force computer-controlled drug delivery with exit pressure, dynamic pressure sensing, automated rate control, automated charging, drug.

profiles, audible and visual pressure/force feedback, tissue identification, drug delivery injection unit, drug drive unit for anesthetic, handpiece, and injection device. Milestone Scientific and its subsidiaries also currently hold approximately 36 registered U.S. and foreign trademarks, including CompuDent®, CompuFlo®, DPS Dynamic Pressure Sensing technology®, Safety Wand®, STA Single Tooth Anesthesia System®, and The Wand®

Milestone Scientific relies on a combination of patent, copyright, trade secret and trademark laws and employee and third-party non-disclosure agreements to protect its intellectual property rights. Despite the precautions taken by Milestone Scientific to protect products, unauthorized parties may attempt to reverse engineer, copy, or obtain and use products and information that Milestone Scientific regards as proprietary, or may design products serving similar purposes that do not infringe on Milestone Scientific’s patents. Milestone Scientific’s failure to protect its proprietary information and the expenses of doing so could have a material adverse effect on our business, financial condition, and results of operations.

If Milestone Scientific’s products infringe upon patent or proprietary rights of others, we may be required to modify processes or to obtain licenses. There can be no assurance that Milestone Scientific would be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

Manufacturing

Milestone Scientific has informal arrangements with an US manufacturer of the Wand/STA System, epidural and intra-articular devices. Pursuant to these informal arrangements, our third-party manufacturers manufacture the Wand/STA System under specific purchase orders without minimum purchase commitments, and at prices to be agreed upon in each such purchase order.

Our agreement with the principal manufacturer of dental handpieces, a related party, includes pricing terms. Milestone Scientific has been supplied by the manufacturer of the Wand/STA System and its predecessor, the CompuDent System, since the commencement of production in 1998, and by the manufacturer of its dental handpieces since 2003. The manufacturer of our dental handpieces is in the People’s Republic of China and the manufacturer of the Wand/STA System is in the United States. Refer to Item 1A. Risk Factors.

Changes to pricing of the Wand/STA System by the manufacturer could have a material adverse effect on our financial condition, business, and results of operations. Termination of the manufacturing relationship with any of these third-party manufacturers could significantly and adversely affect our ability to produce and sell the products. Though other alternate sources of supply for dental handpieces exist, Milestone Scientific would need to establish relationships with new suppliers, and with respect to the Wand/STA System recover its existing tools or have new tools produced and “burn in” and other manufacturing and quality control software re-produced. Establishing new manufacturing relationships could involve significant expense and delay. Any curtailment or interruptions of supply, whether as a result of the inability of a supplier to meet our product delivery needs or termination of the relationship, would have a material adverse effect on our financial condition, business, and results of operations.

Competition

As of this filing, there is no subcutaneous drug delivery platform or device on the market regulating the flow rate and pressure of an injection capable of delivering a painless injection at the desired location like Milestone Scientific’s proprietary, patented devices having our DPS Dynamic Pressure Sensing technology.

Milestone Scientific’s devices compete based on their performance characteristics and the benefits provided to the patient, practitioner, and their business operations. Clinical studies have shown that our devices reduce fear, pain and anxiety for many patients, and Milestone Scientific believes that they can reduce practitioner stress levels, as well. Other computer-controlled local anesthesia delivery (C-CLAD) options are the Quicksleeper and SleeperOne, from Dental Hi Tec, Dentapen from Septodant, the Calajet from Aseptico, and the Comfort Control Syringe by Dentsply.

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

Government Regulation

The manufacture and sale of medical devices and other medical products are subject to extensive regulation by the FDA pursuant to the U.S. Food, Drug and Cosmetic Act (“FD&C Act”), and by other federal, state, and foreign authorities. Under the FD&C Act, medical devices must receive FDA clearance before they can be marketed commercially in the United States. Some medical products must undergo rigorous pre-clinical and clinical testing and an extensive FDA approval process before they can be marketed.

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

The FDA cleared the Wand, our CompuDent System, and its disposable handpieces, for marketing in the United States for dental applications in July 1996; the CompuMed® System for marketing in the United States for medical applications in May 2001; the Safety Wand® for marketing in the United States for dental applications in September 2003; the Wand/STA System for dental applications in August 2006; and our CompuFlo Epidural System in June 2017. For us to commercialize other products in the United States, Milestone Scientific would have to submit and have cleared additional 510(k) applications to the FDA.

In 2017, the FDA reduced the barrier to marketing clearance for certain dental devices. As a result, other manufacturers of injection devices could more easily enter the dental market. However, we believe that any new device will be very limited in sales volume without a significant distributor in the dental market.

Though certain dental  and medical devices have received FDA marketing clearance, there can be no assurance that any of the other medical devices under development will obtain the required regulatory clearance in a timely manner, or at all. If regulatory clearance of a product is granted, such clearance may entail limitations on the indicated uses for which the product may be marketed. In addition, modifications may be made to the products to incorporate and enhance their functionality and performance based upon new data and design review. There can be no assurance that the FDA will not request additional information relating to product improvements; that any such improvements would not require further regulatory review, thereby delaying the testing, approval, and commercialization of product improvements; or that ultimately any such improvements will receive FDA clearance.

Compliance with applicable regulatory requirements is subject to continual review and is monitored through periodic inspections by the FDA. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including fines, delays or suspensions of regulatory clearances, seizures or recalls of products, operating restrictions, and criminal prosecution.

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

The Medical Device Reporting (“MDR”) regulation obligates us to provide information to the FDA on product malfunctions or injuries alleged to have been associated with the use of the product or in connection with certain product failures that could cause serious injury. If, because of FDA inspections, MDR reports or other information, the FDA believes that Milestone Scientific is not in compliance with the law, the FDA can institute proceedings to detain or seize products, enjoin future violations, or assess civil and/or criminal penalties against us, our officers, or employees. Any action by the FDA could result in disruption of operations for an undetermined amount of time.

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

Human Capital

As of December 31, 2020, the Company had a total 19 full-time employees including three executive officers of Milestone Scientific. Milestone Scientific also has a consultant who serves as a Director of Clinical Affairs. None of our employees are subject to a collective bargaining agreement and we believe our employee relations are good. The Company currently does not have any official training programs or performance evaluations for its employees.

Corporate Information

We were organized in August 1989 under the laws of the State of Delaware. Our principal executive office is located at 425 Eagle Rock Avenue, Roseland, New Jersey 07068. Our telephone number is (973) 535-2717.

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

We are a small, non-diversified medical device company with a history of limited revenue and significant operating losses and our prospects must be evaluated considering the uncertainties, risks, expenses, and difficulties frequently encountered by similarly situated companies.  With only one exception (i.e., 2013), we have generated net losses in all periods since the commencement of our operations, including operating losses of approximately $7.4 million and $7.6 million for the years ended December 31, 2020 and 2019, respectively. Overall, at December 31, 2020, we had an accumulated deficit of approximately $100.9 million. We expect to make substantial expenditures and incur increasing operating costs in the future and our accumulated deficit will increase significantly as we undertake to commercialize our CompuFlo Epidural System.  Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets, and stockholders' equity.  Because of the risks and uncertainties associated with product acceptance, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability.

The COVID-19 pandemic is adversely affecting the Company’s business currently. Additional factors could exacerbate such negative consequences and/or cause other materially adverse effects.

The COVID-19 pandemic did materially adversely affect the Company’s financial results and business operations in the Company’s fiscal year ended December 31, 2020, while economic and health conditions in the United States and across most of the globe have continued to change rapidly since the end of the year. In the short-term, demand for the Company’s dental products is showing an increase in sell through activity to dental offices. However the change in demand may or may not continue and/or demand may or may not increase from historical levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business and manufacturing disruption, inventory shortages, delivery delays, and reduced sales and operations, any of which could materially affect our business, financial condition, and results of operations.

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

The COVID-19 pandemic affected the Company’s operations in 2020 and the first quarter of 2021 and may continue to do so for the rest of 2021. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, manufacturing, distribution, marketing, and sales operations, customer, and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales channels, supply chain, manufacturing, and distribution nor to economic conditions generally. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

We require additional funding and may be unable to raise capital when needed, which may force us to delay, curtail or eliminate commercialization efforts of our CompuFlo Epidural Computer Controlled Anesthesia System.

Our operations have consumed substantial amounts of cash since inception.  During the years ended December 31, 2020 and 2019, net cash flow used in operations was approximately $6.9 million and approximately $1.8 million, respectively.  We expect to continue to spend substantial amounts on commercialization and marketing activities, including the continued commercialization and marketing of our FDA-approved CompuFlo Epidural Computer Controlled Anesthesia System.  Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance future cash needs through equity financings or corporate collaboration and licensing arrangements, and the sale of non-medical assets.

Raising additional capital by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish proprietary rights.

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted.  Any future debt financing may involve covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments, and engage in certain merger, consolidation, or asset sale transactions, among other restrictions.  In addition, if we raise additional funds through licensing arrangements or the disposition of any of our assets, it may be necessary to relinquish potentially valuable rights to our product candidates or grant licenses on terms that are not favorable to us.

Business interruptions, including any interruptions resulting from COVID-19, could significantly disrupt our operations and could have a material adverse impact on our business.

Business interruptions, including any interruptions resulting from COVID-19, could significantly disrupt our operations and could have a material adverse impact on our business. All of our employees are located in the U.S. In addition to our employees, we rely on (i) distributors, agents, and third-party logistics providers in connection with product sales and distribution and (ii) raw material and component suppliers in the U.S., Europe, and China. If we, or any of these third-party partners encounter any disruptions to our or their respective operations or facilities, or if we or any of these third-party partners were to shut down for any reason, including by fire, natural disaster, such as a hurricane, tornado or severe storm, power outage, systems failure, labor dispute, pandemic, or other unforeseen disruption, then we or they may be prevented or delayed from effectively operating our or their business, respectively.

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

An operational disruption in the facility of the manufacturer of or their ability to ship our handpieces or devices could negatively impact our financial results.  The occurrence of a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, severe weather, flood, fire, or epidemic, pandemic, or other health emergency, or other unanticipated problems such as labor difficulties, equipment failure or unscheduled maintenance, in each case could cause operational disruptions of varied duration.

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

●	Contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store, and distribute our products.

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

Though other alternate sources of supply for dental handpieces exist, Milestone Scientific would need to establish relationships with new suppliers, and with respect to the Wand/STA System recover its existing tools or have new tools produced and “burn in” and other manufacturing and quality control software re-produced. Establishing new manufacturing relationships could involve significant expense and delay.

Each of these risks could delay the commercialization of our CompuFlo Epidural Computer Controlled Anesthesia System, limit our available supply of The Wand/ STA for dental applications, cause damage to our reputation, result in higher costs and/or deprive us of potential product revenues.  Any curtailment or interruptions of the supply, whether as a result of termination of the relationship or otherwise, would have a material adverse effect on our financial condition, business, and results of operations.

Our business is exposed to risks associated with the economic, environmental, and political conditions in China because the sole manufacturer of our handpieces is located in China.

Because the sole manufacturer of our dental  handpieces is located is located in China, our business is disproportionately exposed to the economic, environmental, and political conditions of the region. China’s political and economic systems are very different from most developed countries in many respects, including, the amount of government involvement, the level of development, the control of foreign exchange and the allocation of resources. Uncertainties may arise with changing governmental policies and measures. China also faces many social, economic, and political challenges that may produce instabilities in both its domestic arena and in its relationship with other countries.

Risks related to Human Capital Management

We may not be able to attract and retain qualified employees.

Our future success depends upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to identify, attract, retain, and motivate them. Implementing our business strategy requires specialized territory managers and other talent, as our revenues are highly dependent on technological and product innovations. The market for employees in our industry is extremely competitive, and competitors for talent. A number of such competitors for talent are significantly larger than us and are able to offer compensation in excess of what we are able to offer. Further, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, making the pool of available talent even smaller. If we are unable to attract and retain qualified employees, our business may be harmed.

These instabilities may significantly and adversely affect our supply of dental handpieces which would in turn adversely affect our financial performance. In addition, as the Chinese legal system develops, there can be no assurance that changes in laws and regulations and their interpretation or their enforcement will not have a material adverse effect on our business relationship with the sole manufacturer of our dental handpieces. Any adverse change in the economic, environmental and political conditions in China could have a material adverse effect on economic growth and the level of investments and availability of capital in China, which in turn could lead to a reduction in the supply of our dental handpieces and consequently have a material adverse effect on our businesses.

Issues with product quality could have a material adverse effect upon our business, subject us to regulatory actions and cause a loss of customer confidence in us or our products.

In general, our success depends upon the quality of our products.  Quality management plays an essential role in meeting customer requirements, preventing defects, improving our products and services, and assuring the safety and efficacy of our products.  Our future success depends on our ability to maintain and continuously improve our quality management program.  A quality or safety issue may result in adverse inspection reports, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses.  An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, a loss of customer confidence in us or our current or future products, which may result in the loss of sales and difficulty in successfully launching new products.

If physicians do not accept nor use our CompuFlo Epidural System, our ability to generate revenue from sales will be materially impaired.

Although the FDA has cleared our application to begin marketing the CompuFlo Epidural System, this is no assurance that physicians, hospitals, clinics, and other health care providers will accept and use it.  Acceptance and use of the CompuFlo Epidural System will depend on many factors including:

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

The medical device industry is intensely competitive and subject to rapid and significant technological change.  We expect that other companies (or individuals), whether located in the United States or abroad, will pursue the development of alternative injection-based or imaging-based systems that will compete with our products.  Many of these potential competitors have substantially greater capital resources, larger research and development staffs and facilities, longer product development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do.  These companies also compete with us to attract qualified personnel and parties for acquisitions, joint ventures, or other collaborations.  As a result, we may not be able to compete effectively against these companies or their products.

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

Many of these potential competitors have substantially greater capital resources, larger research and development staffs and facilities, longer product development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do.  These companies also compete with us to attract qualified personnel and parties for acquisitions, joint ventures, or other collaborations.  As a result, we may not be able to compete effectively against these companies or their products.

If we are unable to adequately protect our patents, trade secrets and other proprietary rights, if our patents are challenged or if our provisional patent applications do not get approved, our competitiveness and business prospects may be materially damaged.

Intellectual property rights, including patents, trade secrets, confidential information, trademarks, trade names and trade address, are important to our business.  We will endeavor to protect our intellectual property rights in key jurisdictions in which our products are produced or used and in jurisdictions into which our products are imported.  Our success will depend to a significant degree upon our ability to protect and preserve our intellectual property rights.  However, we may be unable to obtain or maintain protection for our intellectual property in key jurisdictions.

Although we own and have applied for patents and trademarks throughout the world, we may have to rely on judicial enforcement of our patents and other proprietary rights.  Our patents and other intellectual property rights may be challenged, invalidated, circumvented, and rendered unenforceable or otherwise compromised.  A failure to protect, defend or enforce our intellectual property could have an adverse effect on our financial condition and results of operations.  Similarly, third parties may assert claims against us and our customers and distributors alleging our products infringe upon third party intellectual property rights.

We believe that the intellectual property underlying our products is a competitive advantage.  We rely on a combination of patent rights, trade secrets and nondisclosure and non-competition agreements to protect our proprietary intellectual property, and we will continue to do so.  There can be no assurance that our patents, trade secret policies and practices or other agreements will adequately protect our intellectual property.  Our issued patents may be challenged, found to be over-broad or otherwise invalidated in subsequent proceedings before courts or the U.S. Patent and Trademark Office.  Even if enforceable, we cannot provide any assurances that they will provide significant protection from competition.  The processes, systems, and/or security measures we use to preserve the integrity and confidentiality of our data and trade secrets may be breached, and we may not have adequate remedies resulting from such breaches.  In addition, our trade secrets may otherwise become known or be independently discovered by competitors.  There can be no assurance that the confidentiality, nondisclosure and non-competition agreements with employees, consultants and other parties with access to our proprietary information to protect our trade secrets, proprietary technology, processes and other proprietary rights, or any other security measures relating to such trade secrets, proprietary technology, processes and proprietary rights, will be adequate, will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge.  To the extent that our consultants, contractors, or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

We may be unable to obtain a license on terms acceptable to us, or at all, and we may not be able to redesign the system to avoid infringement.  Even if we can redesign our products or processes to avoid an infringement claim, our efforts to design around the patent could require significant time, effort and expense and ultimately may lead to an inferior or costlier product.  Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.  Furthermore, if any such claim is successful, a court could order us to pay substantial damages, including compensatory damages for any infringement, plus prejudgment interest and could, in certain circumstances, treble the compensatory damages and award attorney fees.  These damages could be substantial and could harm our reputation, business, financial condition, and operating results.  A court also could enter orders that temporarily, preliminary, or permanently prohibit us, our licensees, if any, and our customers from making, using, selling, offering to sell, or importing one or more of our products or using our proprietary technologies or processes, or could enter an order mandating that we undertake certain remedial activities.  Any of these events could seriously harm our business, operating results, and financial condition.

We are exposed to the risks inherent in international manufacturing, sales, and operations.

In 2020, export sales outside of the United States made up approximately 60% of our total sales, and we sell our products to customers in approximately 40 countries and US territories.  We have exposure to risks of operating in many foreign countries, including:

●	fluctuations in foreign currency exchange rates, could increase the end user cost for instruments;
●	restrictions on, or difficulties and costs associated with, the currency exchange from foreign countries to obtain US dollars;
●	difficulties and costs associated with complying with a wide variety of complex laws, treaties, and regulations;
●	unexpected changes in political or regulatory environments;
●	political and economic instability;
●	import and export restrictions and other trade barriers; and
●	difficulties in obtaining approval for significant transactions.

Continued instability in the credit and financial markets may negatively impact our ability to commercialize our products.

Financial markets in the United States, Canada, Europe, and Asia continue to experience disruption, including, among other things, significant volatility in security prices, declining valuations of certain investments, as well as severely diminished liquidity and credit availability.  Business activity across a wide range of industries and regions continues to be reduced.  As a small medical device company, we rely on third parties for several important aspects of our business, including contract manufacturing of products, distribution of our products and sales and marketing.  These third parties may be unable to satisfy their commitments to us due to tightening of global credit from time to time, which would adversely affect our business.  The continued volatility in the credit and financial market conditions may also negatively impact our ability to access capital and credit markets and our ability to manage our cash balance.  While we are unable to predict the continued duration and severity of any adverse conditions in the United States and other countries, any of the circumstances mentioned above could adversely affect our business, financial condition, operating results and cash flow or cash position.

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

We are subject to substantial domestic and international government regulation, including regulatory quality standards applicable to our manufacturing and quality processes. Failure by us to comply with these standards could have an adverse effect on our business, financial condition, or results of operations.

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

We may be subject, directly, or indirectly, to U.S. federal and state health care fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to comply or have not fully complied with such laws, we could face substantial penalties.

Our operations are and will continue to be directly, or indirectly through our distributors, customers, and health care professionals, subject to various U.S. federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, federal False Claims Act, and the Foreign Corrupt Practice Act of 1977 (“FCPA”). These laws may impact, among other things, our proposed sales, and marketing and education programs. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program such as Medicare or Medicaid. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal health care covered business, the statute has been violated. The Anti-Kickback Statute is broad and, despite a series of narrow safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the health care industry. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil and administrative sanctions such as fines, imprisonment, and possible exclusion from Medicare, Medicaid, and other federal health care programs. An alleged violation of the Anti-Kickback Statute may be used as a predicate offense to establish liability pursuant to other federal laws and regulations such as the federal False Claims Act. Many states have also adopted laws like the federal Anti-Kickback Statute, some of which apply to the referral of patients for health care items or services reimbursed by any source, not only the Medicare and Medicaid programs.

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

The Affordable Care Act includes provisions known as the Physician Payments Sunshine Act (section 6002), which require manufacturers of drugs, biologics, devices, and medical supplies covered under Medicare and Medicaid to disclose to the Centers for Medicare and Medicaid Services any transfers of value to physicians and teaching hospitals. Manufacturers must also disclose investment interests held by physicians and their family members. Failure to submit the required information may result in civil monetary penalties of up to $1 million per year for knowing violations and may result in liability under other federal laws or regulations.

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

In addition, we are subject to the Foreign Corrupt Practices Act (“FCPA”) and other countries’ anti-corruption/anti-bribery regimes, such as the U.K. Bribery Act. The FCPA prohibits improper payments or offers of payments to foreign governments and their officials for obtaining or retaining business. Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, sales agents, or distributors may be ineffective, and violations of the FCPA and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, results of operations and financial condition.

We may be subject to product liability claims that are not fully covered by insurance and that could put Milestone Scientific under financial strain.

Milestone Scientific could be subject to claims for personal injury from the alleged malfunction or misuse of the dental and medical products. While Milestone Scientific carries liability insurance that is believed to be adequate, there is no assurance that the insurance coverage will be sufficient to pay such claims should they be successful. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, financial condition, and results of operations.

Excessive returns under our Distribution and Supply Agreement with Henry Schein, Inc. could have a material adverse effect on our business, financial condition, and results of operations.

Under our Distribution and Supply Agreement with Henry Schein, Henry Schein has a right to return our products for full credit against the purchase price paid by them under limited circumstances in accordance with such agreement, including but not limited to, returns due to shipment error by us or factory defect.  Excessive returns during any calendar year could have a material adverse effect on our business, financial condition, and results of operations.

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

Milestone Scientific’s principal stockholders, Leonard Osser, and Gian Domenico Trombetta beneficially own approximately 23% of the issued and outstanding shares of common stock. As a result, they can exercise substantial control over our affairs and corporate actions requiring stockholder approval, including electing directors, selling all or substantially all our assets, merging with another entity, or amending our certificate of incorporation. This control could delay, deter, or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for Milestone Scientific’s securities.  In addition, because of the concentration of ownership of our shares of common stock, our stockholders may from time to time, observe instances where there may be less liquidity in the public markets for our securities.

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

The market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility because of many factors, including:

●	our failure to meet analysts’ expectations.
●	sales or potential sales of substantial amounts of our common stock;
●	delay or failure in initiating our strategy to commercialize our CompuFlo Epidural System;
●	the success of our strategy to commercialize our CompuFlo Epidural System;
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

Almost all our 64,138,102 outstanding shares of common stock at December 31, 2020, as well as a substantial number of shares of our common stock underlying outstanding warrants, are available for sale in the public market, either freely or pursuant to Rule 144 under the Securities Act of 1933, as amended.  In addition, we have an effective S-3 registration statement on file with the SEC covering the sale by us of up to $30 million of securities, including common stock, preferred stock, debt, convertible debt, and warrants.  In February 2019 we issued 6,282,400 shares and 1,570,600 warrants to purchase common shares under our S-3 registration statement. During 2019 the Company issued 639,375 shares associated the warrants issued in February 2019. Since the year ended December 31, 2019, the Company issued 675,000 shares of common stock for warrants exercised at  $0.50  for proceeds of $337,500. Additionally, in a private placement we issued 714,286 restricted common shares and  178,571 warrants to purchase common stock. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact the price of our common stock. In the second quarter of 2020, the Company completed two public offerings. In April 2020, a Common Stock offering generating gross proceeds of approximately $5.1 million (5,420,000 common shares and 2,710,000 warrants). The combined price of the shares and warrants was $0.95 per share. The warrants are exercisable at a price of $1.20 per share and have an expiration of three (3) years from the issue date. In June 2020, the Company completed a second Common Stock offering generating gross proceeds of approximately $14.6 million (6,770,000 common shares and 3,749,000 warrants). The combined price of the shares and warrants was $2.15 per share. The warrants are exercisable at $2.60 and expire three (3) years from the issue date.

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

Provisions in our certificate of incorporation, our by-laws and Delaware law might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property

The headquarters for Milestone Scientific are located at 425 Eagle Rock Avenue, Roseland, New Jersey 07068, and our telephone number is (973) 535-2717. In August 2019, the Company signed a seven (7) year lease in a facility in Roseland, New Jersey (the “Roseland Facility”). The Roseland Facility carries monthly lease payments of $9,275, commencing April 1, 2020. The Company is also responsible for electric charges equal to $2.00 per square foot, which is equal to $11,130 annually, payable in equal monthly installments of $928. The Company will also be required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises in excess of new base year amounts. A third-party distribution and logistics center in Pennsylvania handles shipping and order fulfillment on a month-to-month basis.

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

2020	High	Low	2019	High	Low
First Quarter	$2.80	$1.15	First Quarter	$0.87	$0.29
Second Quarter	$3.05	$0.85	Second Quarter	$0.51	$0.31
Third Quarter	$2.24	$1.30	Third Quarter	$1.02	$0.37
Fourth Quarter	$2.30	$1.36	Fourth Quarter	$1.68	$0.72

Holders

As of March 31, 2021, we had approximately 102 stockholders of record of our common stock. We believe that we have approximately 5,411 beneficial owners of our common stock.

Dividends

The holders of common stock are entitled to receive such dividends as may be declared by Milestone Scientific’s Board of Directors. Milestone Scientific has not paid and does not expect to declare or pay any dividends in the foreseeable future.

Sales of Unregistered Securities

During the year ended December 31, 2020 the Company issued 481,685 shares of common stock in payment of $838,460 of consulting expenses incurred by the Company.

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

OVERVIEW

Our common stock was listed on the NYSE American on June 1, 2015 and trades under the symbol “MLSS”. We have developed a proprietary, computer-controlled anesthetic delivery instrument, using The Wand, a single use disposable handpiece. The instrument is marketed in dentistry under the trademark CompuDent®, and STA Single Tooth Anesthesia System and in medicine under the trademark CompuMed. CompuDent is suitable for all dental procedures that require local anesthetic. CompuMed is suitable for many medical procedures regularly performed in plastic surgery, hair restoration surgery, podiatry, colorectal surgery, dermatology, orthopedics, and several other disciplines. The dental instruments are sold in the United States, US territories, Canada, and in over 58 other countries abroad. In June 2017, the FDA approved our 510(k) applications for marketing clearance in the United States of our CompuFlo Epidural System.  We are in the process of introductory meetings with medical device distributors within the United States and Europe. There have been 27 medical instruments sold in the United States through December 2020, and limited amounts sold internationally as of the reporting date. Certain of our medical instruments have obtained European CE mark approval and can be marketed and sold in most European countries.

Milestone Scientific remains focused on advancing efforts to achieve the following four primary objectives:

●

Establishing Milestone DPS Dynamic pressure sensing technology platform as the standard -of -care in painless and precise drug delivery, providing for the first time objective visual and audible in-tissue pressure feedback and continuing to expand platform application;

●

Following obtaining successful FDA clearance of our first medical device in June 2017, Milestone Scientific is transitioning from a research and development organization to a commercially focused medical device company.

●	Expanding the global footprint of our CompuFlo Epidural device by partnering with distribution companies worldwide’ and
●	Continuing the development of our proprietary cosmetic injection device or delivery of botulinum toxin (such as Botox® and Dysport®)

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

In December 2020, the Henry Schein Exclusive Distribution Agreement was replaced with a non-exclusive distribution agreement in the USA and Canada. Beginning in January 2021, the Company began enrollment of new dental non-exclusive regional distributors throughout the USA and Canada. As of this report date the Company has signed non-exclusive distributor agreements with eight regional dental distributors.

On the global front, we have granted exclusive marketing and distribution rights for the Wand/STA Instrument to select dental suppliers in various international regions in Asia, Africa, South America, and Europe. They include FM Produkty Dla Stomatologii in Poland and Unident AB in the countries of Denmark, Sweden, Norway, and Iceland.

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category:

	2020
Domestic: US	Dental	Medical	Grand Total
Instruments	$191,133	$-	$191,133
Handpieces	1,877,039	2,000	1,879,039
Accessories	50,014	-	50,014
Grand Total	$2,118,186	$2,000	$2,120,186

International: Rest of World	Dental	Medical	Grand Total
Instruments	$803,190	$7,600	$810,790
Handpieces	2,373,736	6,200	2,379,936
Accessories	48,924	-	48,924
Grand Total	$3,225,850	$13,800	$3,239,650

International: China	Dental	Medical	Grand Total
Instruments	$75,000	$-	$75,000
Handpieces	-	-	-
Accessories	2,400	-	2,400
Grand Total	$77,400	$-	$77,400

Total Product Sales	$5,421,436	$15,800	$5,437,236

	2019
Domestic: US/Canada	Dental	Medical	Grand Total
Instruments	$693,767	$10,800	$704,567
Handpieces	3,733,208	2,900	3,736,108
Accessories	85,930	-	85,930
Grand Total	$4,512,905	$13,700	$4,526,605

International: Rest of World	Dental	Medical	Grand Total
Instruments	$1,241,860	$8,000	$1,249,860
Handpieces	2,360,178	15,900	2,376,078
Accessories	63,308	-	63,308
Grand Total	$3,665,346	$23,900	$3,689,246

International: China	Dental	Medical	Grand Total
Instruments	$45,750	$-	$45,750
Handpieces	112,900	-	112,900
Accessories	-	-	-
Grand Total	158,650	-	158,650

Total Product Sales	$8,336,901	$37,600	$8,374,501

Current Product Platform

See Item 1. Description of Business.

Summary of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Milestone Scientific evaluates its estimates, including those related to accounts receivable, inventories, stock-based compensation, and contingencies. Milestone Scientific bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from those estimates under different assumptions or conditions.

While significant accounting policies are more fully described in Note C to the consolidated financial statements included elsewhere in this report, Milestone Scientific believes that the following accounting policies and significant judgment and estimates are most critical in understanding and evaluating the reported financial results.

Principles of Consolidation

Milestone Scientific's discussion and analysis of the financial condition and results of operations is based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of its wholly-owned and majority-owned subsidiaries including, Wand Dental, Milestone Advanced Cosmetic and Milestone Medical. All significant, intra-entity transactions and balances are eliminated in the consolidation.

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

Milestone Scientific does not have the ability to control the activities that most significantly impact Milestone China's economics and, therefore, the power criterion has not been met. Management placed the most weight on the relationship and significance of activities of Milestone China to the CEO and a group of significant shareholders, including the Milestone China CEO, who has the power to direct the activities that most significantly impact the economic performance of Milestone China. Management has concluded that Milestone Scientific is not the primary beneficiary under ASC 810. Accordingly, Milestone China has not been consolidated into the financial statements of Milestone Scientific and continues to be accounted for under the equity method. See Note F.

Assessment of our Ability to Continue as a Going Concern

In accordance with Accounting Standard Codification (“ASC”) 205-40, “Presentation of Financial Statements – Going Concern”, the Company continually  evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Milestone Scientific has incurred operating losses and negative cash flows from operating activities in virtually each year since its inception.

In the second quarter of 2020, the Company was successful in raising approximately $19.7 million in public offerings.  Based on the expected cash needed for operating activities, the Company’s current cash and liquidity is sufficient to finance the operating requirements for at least the next 12 months from the filing date of this annual report.

Other Uncertainties

The coronavirus (COVID-19) that was reported to have surfaced in Wuhan, China in December 2019 and that has now spread to other countries throughout the world has  adversely impact our operations and those of our third-party partners.  As a result of the reduced hours and closings of dental offices throughout the country and the rest of the world due to the continuing spread of COVID-19, revenues for the year ended December 31, 2020 was adversely affected.

There has been a slow pick up in dental instrument and disposable sell  through to dentists beginning in the third quarter. In addition, it is uncertain as to  what the effect will be on the anticipated commercialization of our CompuFlo Epidural and CathCheck system as a medical device . The extent to which the coronavirus impacts our operations,  our third-party partners, the dental offices and hospital operations and demand  depends on future developments which are still highly uncertain. Such future developments could have a material adverse effect on our financial results and our ability to conduct business as expected.

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

The Company’s impairment review process is based upon an estimate of future undiscounted cash flow. Factors the Company considers that could trigger an impairment review include the following:

•	significant under performance relative to expected historical or projected future operating results,
•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business,
•	significant negative industry or economic trends, and
•	significant technological changes, which would render the technology obsolete

Recoverability of assets that will continue to be used in the Company's operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs.

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To perform revenue recognition  the Company performs the following five steps:

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

Results of Operations.

The following table sets forth the consolidated results of operations for the year ended December 31, 2020 compared to 2019 . The trends suggested by this table may not be indicative of future operating results:

	2020	2019
Operating results:
Product sales, net	$5,437,236	$8,374,501
Cost of products sold	1,815,924	2,656,142
Gross profit	3,621,312	5,718,359

Operating expenses:
Selling, general and administrative expenses	10,766,580	9,527,429
Research and development expenses	307,850	189,923
Loss from operations	(7,453,118)	(3,998,993)
Other income, and loss net	64,306	54,333
Change in fair value of derivative liability	-	(3,635,580)
Net loss	(7,388,812)	(7,580,240)
Net loss attributable to noncontrolling interests	(51,539)	(55,872)
Net loss attributable to Milestone Scientific Inc.	$(7,337,273)	$(7,524,368)

Cash flow:	December 31, 2020	December 31, 2019
Net cash used in operating activities	$(6,984,928)	$(1,779,292)
Net cash used in investing activities	(21,438)	(9,916)
Net cash provided by financing activities	19,714,011	2,562,047

Year ended December 31, 2020 compared to year ended December 31, 2019.

Net sales for 2020 and 2019 were as follows:

	2020	2019	Increase Decrease	%
Dental	$5,421,436	$8,336,901	$(2,915,465)	-35%
Medical	15,800	37,600	$(21,800)	-58%
Total sales, net	$5,437,236	$8,374,501	$(2,937,265)	-35%

Consolidated revenue for the twelve months ended December 31, 2020 and 2019 were approximately $5.4 million and $8.3 million, respectively. Dental revenue for the twelve months ended December 31, 2020 and 2019 were approximately $5.4 million and $8.4 million, respectively. Dental revenues decreased by approximately $2.9 million, which is related to COVID-19 pandemic affecting the Company’s customers and other business partners.  As a result of the reduced hours and closings of dental offices throughout the country and the rest of the world due to the continuing spread of COVID-19, our revenue for the year ending December 31,2020 was materially and adversely affected. In December 2020, the Exclusive Distribution Arrangement with Henry Schein was replaced with a non-exclusive distribution arrangement. Under the non-exclusive arrangement, Henry Schein will purchase dental instruments and handpieces in the United States and Canada. Beginning in January 2021, the Company began a process of signing non-exclusive dental distribution arrangements with dental distributors in specific geographical locations in the United States and Canada. To date there are eight (8) new non-exclusive dental distributors engaged in the USA and Canada. The goal is to add additional non-exclusive distributors in three main cities in the USA. The goal of changing our marketing plan from a sole exclusive distributor in the USA and Canada, to a  large number of non-exclusive distributors is to increase placement of our Wand/STA instrument and thus the expansion of our dental disposables.

Medical revenue for the twelve months ended December 31, 2020 and 2019, were approximately $16,000 and $38,000, respectively. In June 2017, the Company announced that the CompuFlo Epidural System received 510(k) marketing clearances from the U.S. Food and Drug Administration (FDA). Milestone is in the process of attending virtual medical device trade shows and attending introductory meetings with medical facilities and  medical device distributors within the United States and European markets. The Company is focusing the marketing its Epidural devices principally in the United States. In 2020, the Company began to build an internal sales force to market the Epidural devices to hospitals and medical center throughout the United States. The 2020 COVID - 19 Pandemic has substantially reduced access to many medical facilities for further research projects and as such, trade shows were cancelled through 2020. The Company is now in the process of re-energizing its direct sales efforts with select hospitals and end user meetings as the Pandemic surge has slowed in the USA. The Company’s focus will be on marketing the Epidural medical instruments in the United States.

Gross Profit for 2020 and 2019 were as follows:

	2020	2019	Increase Decrease	%
Dental	$3,656,522	$5,706,658	$(2,050,136)	-36%
Medical	(35,210)	11,701	$(46,911)	-401%
Total gross profit	$3,621,312	$5,718,359	$(2,097,047)	-37%

Consolidated gross profit for the twelve months ended December 31, 2020 and 2019 were approximately 67% and 68%, respectively.

Selling, general and administrative expenses for 2020 and 2019 were as follows:

	2020	2019	Increase Decrease	%
Dental	$2,840,912	$2,930,928	$(90,016)	-3%
Medical	2,999,256	2,171,881	827,375	38%
Corporate	4,926,412	4,424,620	501,792	11%
Total selling, general and administrative expenses	$10,766,580	$9,527,429	$1,239,151	13%

Consolidated selling, general and administrative expenses for the twelve months ended December 31, 2020 and 2019 were approximately $10.7 million and $9.5 million, respectively. This increase of approximately $1.2 million is categorized in several areas. Employee salaries, and benefits expenses increased approximately $1.0 million for twelve months s ended December 31, 2020, as the Company hired additional employees to work on the commercialization of the CompuFlo® Epidural System. During the twelve months ended December 31, 2020  D&O insurance increased approximately $169,000 due to the increase of premiums. The Company expensed approximately  $370,000 of bad debt related to a settlement with United Systems, see Note F. Office expense increased approximately $143,000 for the relocation of the Company's office and other related costs.  Due to Covid-19 Pandemic, the Company's travel expenses, marketing, trade shows, quality control, and general expenses decreased approximately $560,000 while professional and consulting expense increased approximately $75,000.

Research and Development for 2020 and 2019 were as follows:

	2020	2019	Increase Decrease	%
Dental	$-	$-	$-	0%
Medical	303,945	189,923	114,022	60%
Corporate	3,905	-	3,905	0%
Total research and development	$307,850	$189,923	$117,927	62%

Consolidated research and development expenses for the twelve months ended December 31, 2020 and 2019, were approximately $308,000 and $190,000, respectively. The increase approximately $118,000 is associated with the Company developing software upgrades and enhancement for the CompuFlo® Epidural System and handpieces.

Profit (Loss) from Operations for 2020 and 2019 were as follows:

	2020	2019	Increase Decrease	%
Dental	$817,355	$2,775,716	$(1,958,361)	-71%
Medical	(3,338,411)	(2,350,103)	(988,308)	42%
Corporate	(4,932,062)	(4,424,606)	(507,456)	11%
Total loss from operations	$(7,453,118)	$(3,998,993)	$(3,454,125)	86%

The loss from operations was approximately $7.4 million and $4.0 million for the twelve months ended December 31, 2020 and 2019, respectively, an increase of $3.4 million. The increase is the result of decreased dental revenue, due to reduced hours and closings of dental and medical offices throughout the country and the rest of the world due to the continuing spread of COVID-19.

Change in Derivative  Liability

In 2019, the Company incurred a non-cash expense of approximately $3.65 million due to the shares and warrants issued in the public and private offerings as well as other issuance of common stock during 2019 for which the Company did not have a sufficient number of authorized shares of common stock to cover the exercise and issuance of approximately 5,850,000 outstanding equity instruments. All warrants issued in the public and private placements during 2019 and 2016, all shares-to-be-issued, and certain employee options were classified as liabilities during part of year ended December 31, 2019. The Company received shareholder approval to increase the  number of authorized shares of common stock on December 17, 2019. At that time, the Company extinguished the liability for insufficient number of authorized shares of common stock. At December 31, 2019, all outstanding warrants, shares to be issued and options are not classified as a liability.

Liquidity and Capital Resources

Milestone Scientific has incurred annual operating losses and negative cash flows from operating activities since its inception. Milestone Scientific is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue from its dental business and the medical business worldwide, and a reduction in operating expenses.

In the second quarter of 2020 the Company completed two capital raises. In April 2020, the Company completed a Common Stock Offering generating gross proceeds of approximately $5.1 million (5,420,000 common shares and 2,710,000 warrants). The combined price of the shares and warrants was $0.95 per share. The warrants are exercisable at a price of $1.20 per share and have an expiration of three years from the issue date. In June 2020, the Company completed a second Common Stock Offering generating gross proceeds of approximately $14.6 million (6,770,000 common shares and 3,749,000 warrants). The combined price of shares and warrants of was $2.15 per share. The warrants are exercisable at a of $2.60 and expire three  years from the issue date. See Note I. With the combination of these two Common Stock Offerings, the Company has sufficient liquidity to support operations for at least a year after the consolidated financial statements issue date.

Management believes that the Company has sufficient cash, along with the current cash flow and support from the dental business to  mitigate the expected selling expenditures for commercialization of the Epidural medical device, as well as other operating expenditures and planned new product development programs, over the next twelve months from the filing date of this report. Dental offices in the USA and world-wide are in the process of reopening to near pre Covid-19 volumes. For the medical sector, hospitals in the USA are opening for elective procedures  and as such we ae looking for new and innovative medical solutions. The positive movement in the hospitals will be a benefit step to our sales efforts for the Epidural instrument.

Off-Balance Sheet Arrangements

Milestone Scientific does not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to the financial position or results of operations.

Contractual Obligations

The impact of the consolidated contractual obligations at December 31, 2020 , expected on the liquidity and cash flows in future periods, is as follows:

Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years
Operating lease obligations	$653,889	$124,823	$257,993	$271,074

Purchase obligations (1)	$2,620,607	$2,620,607	$-	$-

Total	$3,274,496	$2,745,430	$257,993	$271,074

(1)    Purchase obligations include agreements for the purchase of dental and medical devices, including purchase obligations entered into post year end, which will require payment in during the year ended 2021.

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Milestone Scientific’s Interim Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of Milestone Scientific’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, Milestone Scientific’s Interim Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2020 are effective to ensure that information required to be disclosed in the reports Milestone Scientific files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Milestone Scientific's management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Milestone Scientific management assessed the effectiveness of its internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) adopted in 2013. Based on the assessment and the criteria set forth by COSO, management believes that Milestone Scientific maintained effective internal control over financial reporting as of December 31, 2020. There have been no changes in Milestone Scientific’s internal control over financial reporting identified in connection with the evaluation that occurred during Milestone Scientific’s last fiscal quarter ended December 31, 2020 that have materially affected, or that are reasonably likely to materially affect, Milestone Scientific’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act.

Milestone Scientific’s directors are elected annually by the stockholders and serve for one-year terms until his/her successor is elected and qualified or until such director’s earlier death, resignation, or removal. The executive officers and key personnel are appointed by and serve at the discretion of the Board of Directors The current executive officers and directors of Milestone Scientific and their respective ages, as of March 29, 2021  are as follows:

NAME	AGE	POSITION	DIRECTOR SINCE
Leslie Bernhard (1) (2) (3)	76	Chairman of the Board	2003
Leonard Osser	73	Interim Chief Executive Officer and Director	1991
Jan Adriaan (Arjan ) Haverhals	59	President
Joseph D'Agostino	69	Chief Financial Officer and Chief Operating Officer
Leonard Schiller (1) (2) (3)	80	Director	1997
Gian Domenico Trombetta	60	Director	2014
Michael McGeehan (1) (2) (3)	55	Director	2017
Neal Goldman (2) (3)	77	Director	2019

1. Member of the Audit Committee

2. Member of the Compensation Committee

3. Member of the Nominating and Corporate Governance Committee

The following are the names of individuals who are not executive officers of Milestone Scientific but are deemed key personnel of Milestone Scientific, their respective ages and positions as of March 29, 2021 .

NAME	AGE	POSITION
Eugene Casagrande, D.D.S.	76	Director of International Professional Relations
Mark Hochman, D.D.S.	61	Director of Clinical Affairs

Leonard Osser, Interim Chief Executive Officer and Director

Leonard Osser has been Interim Chief Executive Officer since December 2017. From July 2017 to December 2017, he had been Managing Director –China Operations. Prior to that, he served as Milestone Scientific’s Chairman from 1991 until September 2009, and during that time, from 1991 until 2007, was also Chief Executive Officer of Milestone Scientific. In September 2009, he resigned as Chairman of Milestone Scientific, but remained director, and assumed the position of Chief Executive Officer. From 1980 until the consummation of Milestone Scientific’s public offering in November 1995, Mr. Osser was primarily engaged as the principal owner and Chief Executive Officer of U.S. Asian Consulting Group, Inc., a New Jersey-based provider of consulting services specializing in distressed or turnaround situations in both the public and private markets. Mr. Osser’s knowledge of our business and background with us since 1980 provides the Board with valuable leadership skills and insight into our business and accordingly, the expertise needed to serve as one of our directors.

Jan Adriaan (Arjan) Haverhals , President

Mr. Haverhals has been Milestone Scientific's President since September 2020 and as the President and Chief Executive Officer of Milestone Scientific’s Dental Division (Wand Dental Inc.) since June 2020.  He brings more than 30 years of sales, marketing, product development, and international expansion experience within the medical device, pharmaceutical, and other industries. Prior to joining Wand Dental and Milestone Scientific, Mr. Haverhals was senior vice president of sales at Xcentric Mold & Engineering from 2019 until 2020 where he was instrumental in increasing sales productivity and efficiency for the company's prototype injection molding services, which included leading healthcare company clients. From 2012 until 2018, Mr. Haverhals worked at Straumann, LLC, a global leader in manufacturing medical and dental devices, where he held a series of senior sales and marketing roles including vice president of customer marketing & education, where he oversaw all product franchises and led the launch of more than 30 products in the North American market. He also served as senior vice president for the Nordic Region at Straumann AB, senior vice president of global sales digital solutions, which included oversight of the strategic acquisition of Etkon; and served as vice president of the Prosthetics Business Unit, where he introduced a new implant and prosthetics product line within a new market segment.

He also served as senior vice president for the Nordic Region at Straumann AB, senior vice president of global sales digital solutions, which included oversight of the strategic acquisition of Etkon; and served as vice president of the Prosthetics Business Unit, where he introduced a new implant and prosthetics product line within a new market segment. He also served as vice president of global marketing & sales at Elkem AS, one of Norway's largest industrial companies. Previously, Mr. Haverhals served as executive vice president of marketing & sales at Cresco Ti Systems Sàrl, a global dental implant company, where he was responsible for turning around and managing global sales, marketing, international business. Mr. Haverhals holds an MS in Pharmacy from the University of Leyden in the Netherlands.

Joseph D’Agostino, Chief Financial Officer and Chief Operating Officer

Joseph D'Agostino has been Milestone Scientific's Chief Financial Officer since October 2008 and Chief Operating Officer since September 2011. Mr. D'Agostino joined Milestone Scientific in January 2008 as Acting CFO and has over 25 years of finance and accounting experience serving both publicly and privately held companies. A results-oriented and decisive leader, he has specific proven expertise in treasury and cash management, strategic planning, information technology, internal controls, Sarbanes-Oxley compliance, operations, and financial and tax accounting. Mr. D'Agostino served as Senior Vice President and Treasurer of Summit Global Logistics, a publicly traded, full service international freight forwarder and customs broker with operations in the United States and China.

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

Leslie Bernhard, Chairman of the Board

Leslie Bernhard has served as Milestone Scientific’s Chairman of the Board since October 2009 and served as Interim Chief Executive Officer from October 2017 to December 2017. In addition, Ms. Bernhard has also had been serving as an independent director of Milestone Scientific since May 2003. Since 2017, Ms. Bernhard has been an independent director of Sachem Capital Corp a Connecticut based real-estate investment trust. From 2007, Ms. Bernhard served as an independent director of Universal Power Group, Inc., a global supplier of power solutions until it became a private company in 2018. In 1986 she co-founded AdStar, Inc., an electronic ad intake service to the newspaper industry, and served as its president, chief executive officer and executive director until 2012. Ms. Bernhard holds a BS Degree in Education from St. John’s University. Ms. Bernhard’s professional experience and background with AdStar and with us, as one of our directors since 2003, have given her the expertise needed to serve as Chairman of the Board, and Chairman of the Audit Committee.

Gian Domenico Trombetta, Director

Gian Domenico Trombetta has been a director of Milestone Scientific in May 2014 and served as the President and Chief Executive Officer of Milestone Scientific’s Dental Division (Wand Dental Inc.) from October 2014 until May 2020. He founded Innovest S.p.A in 1993, a special situation firm acting in development and distressed capital investments. He has been its President and Chief Executive Officer since its inception. He served as the Chief Executive Officer or a board member of several private commercial companies in different industries including both industrial (e.g. IT, media, web, and fashion) and holding companies. Before founding Innovest, Mr. Trombetta was Project Manager for Booz Allen & Hamilton Inc., a management consulting firm from 1988 to 1992. Mr. Trombetta holds a degree in business administration from the Luiss University in Rome, Italy, and an MBA degree from INSEAD-Fontainbleau-France. Mr. Trombetta business background and experience has given him the expertise needed to serve as one of our directors.

Leonard M. Schiller, Director

Leonard Schiller has been a director of Milestone Scientific since April 1997. Mr. Schiller has been a partner in the Chicago law firm of Schiller Law P.C. and it's predecessors  since 1977 and since 2002, its President. Mr. Schiller also serves as a director on the board of Creatd, Inc., a Nasdaq listed social media company since February 2016. He also is a general partner of Gravitas Capital LP, a hedge fund. Mr. Schiller’s professional experience and background have given him the expertise needed to serve as Chairman of the Compensation Committee and as one of our directors.

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

Director Independence and Committees of the Board

The Board has determined that Leslie Bernhard, Leonard M. Schiller, Neal Goldman, and Michael McGeehan (the “Independent Directors”) are independent as that term is defined in the listing standards of the NYSE American. As disclosed above, Leslie Bernhard, Leonard M. Schiller, and Michael McGeehan are members of the Audit Committee and are independent for such purposes. Leslie Bernhard, Leonard M. Schiller, and Neal Goldman are members of the Compensation Committee and are independent for such purposes.

Milestone Scientific’s Board of Directors has established a compensation, audit, nominating and corporate governance committees (respectively, “Compensation Committee,” “Audit Committee,” and “Nominating Committee”.) The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all the officers of Milestone Scientific, reviews general policy matters relating to compensation and benefits of employees of Milestone Scientific and administers the issuance of stock options to Milestone Scientific’s officers, employees, directors, and consultants. All compensation arrangements between Milestone Scientific and its directors, officers and affiliates are reviewed by the Compensation Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and director were complied with during the fiscal year ended December 31, 2020.

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

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2020 and 2019 by Milestone Scientific’s (i) Interim CEO and (ii) two most highly compensated executive officers other than the Interim CEO who were serving as executive officers at the end of the 2020 fiscal year and whose salary as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonuses	Option Awards (8)	Other Compensation	Total
Leonard A. Osser (1) (8)
Interim Chief Executive Officer	2020	$300,000	$700,000	$910,000	$20,668	$1,930,668
	2019	$301,423	$350,000	$-	$39,879	$691,302
Gian Domenico Trombetta (2)
Chief Executive Officer - Wand Dental Inc	2020	$80,000	$-	$-	$-	$80,000
	2019	$280,000	$-	$-	$-	$280,000
Jan Adriaan (Arjan) Haverhals (3)
Chief Executive Officer - Wand Dental Inc
President of Milestone Scientific Inc.	2020	$156,666	$90,000	$-	$-	$246,666

Joseph D'Agostino (4) (8)
Chief Financial Officer and Chief Operating Officer	2020	$200,738	$350,000	$455,000	$15,216	$1,020,954
	2019	$203,300	$175,000	$-	$24,935	$403,235
Brent Johnston (5)
President	2020	$193,556	$34,444	$-	$2,755	$230,756
	2019	$86,218	$16,666		$9,033	$111,917
Sharon Smith (6)
Executive Vice President Global Marketing	2020	$-			$-	$-
	2019	$181,064		$-	$-	$181,064
Eric Gilbert (7)
Vice President US Sales and Marketing	2020	$269,423	$40,000			$309,423
	2019	$218,301	$-	$-	$-	$218,301

1.

Leonard Osser during 2020 other compensation represents payments made for health insurance coverage of approximately $6,800 and car allowance of approximately $14,400 in 2020. During 2020 the deferred compensation of approximately $175,000 from both 2019 and 2018, respectively was paid. Mr. Osser received $143,000 and  60,000 of the deferred pensions from 2018 in 2020 and 2019 respectively. During 2019 other compensation represents payments made for health insurance coverage of approximately $25,000 and car allowance of approximately $14,400 in 2019.

2.

Gian Domenico Trombetta as of December 31, 2020, the company owes $275,000 of deferred compensation from 2019 and 2018, respectively. Mr. Trombetta did not receive a performance bonus in 2020 and 2019. In May 2020 Mr. Trombetta resigned as CEO of Wand Dental  wholly-owned subsidiary of Milestone Scientific, Inc. The Company engaged Gian Domenico Trombetta, former CEO of Wand Dental Inc. as a consultant to Leonard Osser, Interim – Chief Executive Officer of Milestone Scientific for a period of twelve months. Mr. Trombetta received 15,000 in other compensation.

3.

Jan Adriaan (Arjan) Haverhals was hired in June 2020 a  Chief Executive Officer of Wand Dental, Inc., a wholly-owned subsidiary of Milestone Scientific, Inc. and in September 2020 Mr. Haverhals was appointed to President of Milestone Scientific Inc. Mr. Haverhals received $90,000, in a discretionary performance bonus for the year ended December 31, 2020.

4.

Joseph D’Agostino during 2020 other compensation represents payments made for health insurance coverage of approximately $15,000 and car allowance of approximately $9,000. During 2020 the deferred compensation of approximately $28,400 from both 2019 and 2018, respectively was paid. Mr. D'Agostino received a discretionary performance bonus in 2020 and  2019 of $150,000 and $175,000 respectively (which will be paid stock). During 2019 other compensation represents payments made for health insurance coverage of approximately $16,000 and car allowance of approximately $9,000.

5.

Brent Johnston was hired in September 2019 as President. Other compensation represents payments made for health insurance coverage of approximately $2,755 and car allowance of approximately $9,600. Mr. Johnston received a bonus in 2020 of approximately  $34,000. Mr. Johnston resigned in August 2020. Other compensation represents payments made for health insurance coverage of approximately $4,800 and car allowance of approximately $4,200. Mr. Johnston received a discretionary performance bonus in 2019 of approximately $16,000.

6.	Sharon Smith resigned from her position with the Company in October 2019.
7.	Eric Gilbert received $40,000, in a discretionary performance bonus for the year ended December 31, 2019 and will be paid in common stock upon the termination of his employment with the Company.
8.

The amounts in this column reflect the fair value of the options on the date of grant. For details used in the assumption calculating the fair value of the option reward, see Note C to the Financial Statements for the year ended December 31, 2020 a which is located on pages F-8 through F-12 of this Report. Compensation cost is generally recognized over the vesting period of the award. See the table below entitled Outstanding Equity Awards at December 31, 2020.

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

In July 2017, Mr. Osser resigned from his positions of Chairman of the Board, Chief Executive Office and President of Milestone Medical. Upon his resignation, Milestone Medical entered in a consulting agreement with U.S. Asian Consulting Group LLC, an entity controlled by Mr. Osser, pursuant to which he will provide specific services to Milestone Medical for a ten- year term. Pursuant to the consulting agreement, U.S. Asian Consulting Group, LLC, is entitled to receive $100,000 per year for Mr. Osser's services.

On December 19, 2017, the Board of Directors appointed Leonard Osser Interim Chief Executive Office, replacing Leslie Bernhard. Mr. Osser placed on hold his position as Managing Director-China Operations and his consulting agreement with Milestone Medical to rejoined Milestone Scientific Inc. as Interim Chief Executive Officer and will not receive or earn any compensation under those agreements until he is no longer Interim Chief Executive Officer. Mr. Osser as Interim Chief Executive Officer receives a base salary and may receive bonus determined by the compensation committee of Company.

On March 2, 2021, Milestone Scientific Inc. (the “Company”) entered into a Royalty Sharing Agreement with Leonard Osser, the Company’s Interim Chief Executive Officer, pursuant to which Mr. Osser sold, transferred and assigned to the Company all of his rights in and to a certain patent application as to which he is a co-inventor with Mark Hochman, a consultant to the Company, and the Company agreed to pay to Mr. Osser, beginning May 9, 2027, half of the royalty (2.5%) on net sales that would otherwise be payable to Mark and Claudia Hochman under their existing Technology Sale Agreement, dated January 1, 2005 and amended from time to time, with the Company, the Hochman's having agreed with the Company pursuant to an addendum to such Technology Sale Agreement dated February 25, 2021 to reduce from five percent (5%) to two and one-half percent (2.5%) the payments due to them under their Technology Sale Agreement on May 9th, 2027 and thereafter, with respect to dental products. The Agreement confirms an understanding of the Company, Leonard Osser, and the Hochman's on sharing the five percent (5%) royalty to be paid by the Company beginning on May 9, 2027 with respect to dental products embodying the new invention.

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

The CEO’s current and prior compensation is considered in setting future compensation. To some extent, the compensation plan is based on the market and the companies that compete for executive management. The elements of the plan (e.g., base salary, bonus, and stock options) are like the elements used by many companies. The exact base pay, stock option grant, and bonus amounts are chosen to balance the competing objectives of fairness to all stakeholders and attracting and retaining executive managers.

Outstanding Equity Awards at December 31, 2020

The following table includes certain information with respect to all unexercised stock options and unvested shares of common stock of Milestone Scientific outstanding owned by the Named Executive Officers at December 31, 2020.

	Options Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#) (2)	Market Value of Number of Shares or Units of Stock that have not vested (#) (3)
Leonard Osser	82,988		$1.72	2/4/2021	1,492,354	$3,163,790
	171,429		$1.93	11/10/2021
	62,112		$1.71	2/4/2021
	234,482	469,036	$1.99	12/22/2025
Total	551,011	469,036			1,492,354	$3,163,790

Gian Domenico Trombetta	132,780	-	$1.72	2/4/2021	-	$-
	99,378	-	$1.61	1/8/2022
Total	232,158	-			-	$-

Jan Adriaan (Arjan ) Haverhals					25,478	$ 54,013
Total	-	-			25,478	$54,013

Joseph D'Agostino	133,140	-	$1.72	2/4/2021	402,450	$853,194
	49,689	-	$1.61	12/31/2021
	86,650	-	$1.04	12/31/2021
	117,241	234,518	$1.99	12/22/2025
Total	386,720	234,518			402,450	$853,194

1.	Represents stock option grants at fair market value on the date of grant.
2.	Issuance of the shares of common stock have been deferred until the termination of employment with Milestone Scientific in accordance with the terms of respective employment arrangements.
3.	Based on the closing price per share of $2.12 as reported on the NYSE American on December 31, 2020.

Director Compensation

The following table shows the compensation earned by or awarded or paid in 2020 to the individuals who served as our non-employee directors during such period. Neither Mr. Osser nor Mr. Trombetta received any additional compensation for their services as a director.

NAME	Fees Earned or Paid in Cash ($)	Fees Earned or Paid in Common Stock
Leslie Bernhard	$66,000	15,000
Leonard Schiller	$12,000	34,000
Michael McGeehan	$-	46,000
Neal Goldman	$-	46,000
Gian Domenico Trombetta	$-	36,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 29, 2020 , regarding stock ownership of all persons known by Milestone Scientific to own beneficially more than 5% of Milestone Scientific’s outstanding common stock, Named Executives, all directors, and all directors and officers of Milestone Scientific as a group:

Names of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)	Percentage
Executive Officers and Directors
Leonard Osser (3)	4,574,337	6.73%
Jan Adriaan (Arjan) Haverhals (4)	25,478	*
Joseph D'Agostino (5)	1,290,307	1.90%
Leslie Bernhard (6)	70,000	*
Leonard Schiller (7)	289,858	*
Michael McGeehan (8)	192,800
Neal Goldman (9)	1,385,005	*
Gian Domenico Trombetta (10)	10,331,768	15.19%
All directors & executive officers as group (8 persons)	18,159,553	23.82%
K. Tucker Andersen	3,730,384	5.49%
Tom Cheng	2,105,395	3.10%
* Less than 1%

1.

The addresses of the persons named in this table are as follows: Leonard Osser, Jan Adriaan (Arjan) Haverhals, Joseph D'Agostino, Gian Domenico Trombetta, Leslie Bernhard, Neal Goldman and Michael McGeehan are at 425 Eagle Rock Avenue, Roseland, New Jersey 07068; Leonard M. Schiller, c/o Schiller, Klein & McElroy, P.C., 33 North Dearborn Street, Suite 1030, Chicago, Illinois 60602;

2.

A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 29, 2021, as applicable, upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 29, 2021 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. The percentages for each beneficial owner are determined based on dividing the number of shares of common stock beneficially owned by the sum of the outstanding shares of common stock on March 29, 2021 and the number of shares underlying options exercisable and convertible securities convertible within 60 days from March 29, 2021 held by the beneficial owner.

3.

Includes 2,542,711 shares held by Mr. Osser or his family, 1,492,354 shares to be issued at the termination of his employment agreement, and 1,020,047 shares subject to common stock options and 71,250 shares subject to warrants to purchase common stock of the company.

4.	Includes 25,478 shares to be issued at the termination of his employment.

5.	Includes 720,927 shares held by Mr. D'Agostino, 402,450 shares to be issued at the termination of his employment, and 621,238 shares subject to common stock options.
6.	Includes 70,000 shares held by Ms. Bernhard.
7.	Includes 289,858 shares held by Mr. Schiller and 5,625 shares subject to common stock warrants to purchase common stock of the Company.
8.	Includes 171,155 shares held by Mr. McGeehan and 21,250 shares subject to common stock warrants.
9.	Includes 1,247,654 shares held by Mr. Goldman and 142,500 shares subject to common stock warrants.
10.

Includes 99,378 shares subject to common stock options, 178,571 shares subject to warrants to purchase common stock of the Company in the name of Bp4 Sr.l, and 10,048,670 shares held directly by BP4 S.r.l. ("BP4") of which 5,982,906 shares were issued upon the conversion of $7 million of preferred stock at $1.17 per share, as adjusted to date. Innovest S.p.A. ("Innovest") is the controlling shareholder of BP4 and Mr. Trombetta is a controlling shareholder and director of Innovest, and, as such, is deemed to have voting and investment power over the securities held by BP4. Mr. Trombetta disclaims beneficial ownership of all securities held by BP4.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2020, the (i) options granted under the Milestone Scientific 2004 Stock Option Plan (the “2004 Plan”), (ii) options granted under the Milestone Scientific 2011 Equity Compensation Plan (f/k/a Milestone Scientific 2011 Stock Option Plan) (the “2011 Plan”) and (iii) options granted under the Milestone Scientific 2020 Equity Incentive Plan (the “2020 Plan”). The shares covered by outstanding options and warrants are subject to adjustment for changes in capitalization, stock splits, stock dividends and similar events. No other equity compensation has been issued.

Equity compensation plan approved by stockholders	Number of Securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plan
Grants under our 2004 Stock Option Plan (1)	-	$ -	-

Grants under our 2011 Stock Option Plan (2)	2,028,440	$1.68	424,425

Grants under our 2020 Stock Option Plan (3)	-	$ -	2,000,000

Total	2,028,440	$ 1.68	2,424,425

1.

The 2004 Plan, as amended, provided for awards of options up to a maximum 750,000 shares of Milestone Scientific's common stock and expired in July 2014. Options were granted to employees, officers, directors, and consultants of Milestone Scientific for the purchase of common stock of Milestone Scientific at a price not less than the fair market value of the common stock on the date of the grant. In general, options awarded under the 2004 Plan became exercisable over a three-year period from the grant date and expire five years after the date of grant. No options were exercised in 2019 or 2018. The options expired in 2019.

2.

The 2011 Plan, as amended, provides for awards of restricted common stock and options to purchase up to a maximum 4,000,000 shares of common stock and expires in June 2021. Options may be granted to employees, directors, and consultants of Milestone Scientific for the purchase of shares of common stock at a price not less than the fair market value of common stock on the date of grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant. For the years ended December 31, 2020 and 2019, 336,970 and  0 were exercised.

3.	The 2020 provides for awards of restricted common stock and options to purchase up to a maximum 2,000,000 shares of common stock and expires in December 2030. Options may be granted to employees, directors, and consultants of Milestone Scientific for the purchase of shares of common stock at a price not less than the fair market value of common stock on the date of grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant. For the years ended December 31, 2030 zero shares were issued.

13. Certain Relationships and Related Transactions and Director Independence.

As of December 31, 2020, Milestone Scientific owned a 40% interest in Milestone China. See Note F.

In January 2017, Milestone Scientific entered into a twelve-month agreement with Innovest S.p.A., a significant stockholder of Milestone Scientific, to provide consulting services. This agreement will renew for successive twelve-month terms unless terminated by Innovest S.p.A or Milestone Scientific. Expenses recognized on this agreement were $60,000 and $80,000 for years ended December 31, 2020 and 2019, respectively. This agreement was terminated September 30, 2020.

The Director of Clinical Affairs’ royalty fee was approximately $267,000 and $403,000 for the years ended December 31, 2020 and 2019, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of $156,000  for the years ended December 31, 2020, and 2019, respectively. As of December 31, 2020 and 2019 Milestone Scientific owed the Director Clinical Affairs for royalties of approximately $127,000 and $390,000, respectively, which is included in accounts payable, related party and accrued expense, related party.

The Company engaged Gian Domenico Trombetta, former CEO of Wand Dental Inc. as a consultant to Leonard Osser, Interim – Chief Executive Officer of Milestone Scientific for a period of twelve months (beginning October 1, 2020 and ending September 30, 2021). Gian Domenico Trombetta will provide historical International Business, Dental Segment information and business contacts to Mr. Osser and provide consulting services  for new International Business and Dental Segment concepts during this twelve-month consulting period. Under this agreement, Mr. Trombetta is to receive $60,000 payable in Milestone Scientific shares.

Item 14. Principal Accounting Fees and Services

Audit Fees and Audit Related

Milestone Scientific incurred audit and financial statement review fees of approximately $330,000 and $302,000, respectively from Friedman LLP, its principal accountant for 2020 and 2019. These fees include fees for professional services rendered for the audit of our annual financial statements and the review of financial statements included in our report on Form 10-Q's or services that are normally provided in connection with statutory and regulatory filings and fees related to registration statements.

Tax Fees

Milestone Scientific incurred tax fees of approximately $34,000 and $36,000 respectively from Friedman LLP, its principal accountant for 2020 and 2019.

All Other Fees

Milestone Scientific did not incur other accounting fees  from Friedman LLP, its principal accountant in either 2020 or 2019.

Audit Committee Administration of the Engagement

The engagement with Friedman LLP, the principal accountants, was approved in advance by the Board of Directors and the Audit Committee. No non-audit or non-audit related services were approved by the Audit Committee in 2020.

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

Exhibit No	Description
3.1	Restated Certificate of Incorporation of Milestone filed on September 6, 2013 (11)
3.2	Form of Certificate of Designation filed on April 18, 2014 (12)
3.3	Certificate of Correction to the Certificate of Designation filed on May 12, 2014 (13)
3.4	Amended and Restated By-laws of Milestone filed April 1, 2019 (23)
3.5	Certificate of Amendment to Restated Certificate of Incorporation (24)
4.1	Specimen stock certificate (2)
4.3	Form of Common Stock Purchase Warrant issued in the 2016 Public Offering (16)
4.4	Form of Common Stock Purchase Warrant issued in the Feb. 2019 Public Offering (21)
4.5	Form of Common Stock Purchase Warrant issued in the Feb. 2019 Private Placement (22)
4.6	Description of Registrant’s Securities*
4.7	Form of Common Stock Purchase Warrant issued in the Apr. 2020 Public offering (25)
4.8	Form of Common Stock Purchase Warrant issued in the Jun. 2020 Public Offering (26)
10.1	Lease dated November 25, 1996 between Livingston Corporate Park Associates, L.L.C. and Milestone (3)
10.2	Lease amendment dated April 28, 2004 between Livingston Corporate Park Associates, L.L.C. And Milestone (4)
10.3	2011 Equity Compensation Plan (7)
10.4	Master Supply and Distribution Agreement, dated July 3, 2013, between Milestone Scientific Inc and Tri-anim Health Services, Inc (9)
10.5	Agreement with Mark Hochman, dated July 2015 (13)
10.6	Investment Agreement, dated April 15, 2014, between Milestone Scientific Inc. and BP4 S.p.A. (12)
10.7	Exclusive Distribution and Supply Agreement, dated as of June 20, 2016, among Milestone Scientific Inc., Wand Dental, Inc. and Henry Schein, Inc. (14)
10.8	Amended and Restated Employment Agreement, dated December 1, 2016, between Wand Dental Inc. and Gian Domenico Trombetta (15)
10.9	Final Form of Asset Purchase Agreement, dated June 2, 2017, among APAD Octrooi B.V., APAD B.V., and Milestone Scientific Inc. (17)
10.10	Final form of the Memorandum of Agreement, dated June 6, 2017, between Solee Science & Technology U.S.A. Ltd. and Milestone Scientific Inc. (18)
10.11	Final form of the Promissory Note, dated June 6, 2017, in the principal amount of $1,275,000 made by Solee Science & Technology U.S.A. Ltd. to Milestone Scientific Ltd. (18)
10.12	Final form of the Stock Option Agreement, dated June 6, 2017, Solee Science & Technology U.S.A. Ltd. and Milestone Scientific Inc. (18)
10.13	New Employment Agreement between Milestone Scientific Inc. and Leonard Osser dated as of July 11, 2017. (19)
10.14	Employment Agreement between Milestone Scientific Inc. and Daniel Goldberger dated as of July 11, 2017. (19)
10.15	Covenant Agreement between Milestone Scientific Inc. and Daniel Goldberger dated and effective as of July 11, 2017. (19)
10.16	Consultant Agreement between Milestone Medical Inc. and U.S. Asian Consulting Group, LLC dated as of July 10, 2017. (20)
10.17	Underwriting Agreement, dated as of February 1, 2019 between Milestone Scientific Inc. and Maxim Group LLC, as underwriter (21)
10.18	Stock Purchase Agreement, dated as of February 8, 2019 between Milestone Scientific Inc. and BP4 S.p.A. (22)
10.19	Underwriting Agreement, dated as of April 9, 2020 between the Company and Maxim Group LLC (25)

10.20	Underwriting Agreement, dated as of June 25, 2020 between the Company and Maxim Group LLC (26)
21.1	List of Subsidiaries*
23.1	Consent of Friedman, LLP*
31.1	Rule 13a-14(a) Certification-Chief Executive Officer*
31.2	Rule 13a-14(a) Certification-Chief Financial Officer*
32.1	Section 1350 Certifications-Chief Executive Officer***
32.2	Section 1350 Certifications-Chief Financial Officer***
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
*	Filed herewith.
**	Indicates management contract or compensatory plan or arrangement.
***	Furnished, not filed, in accordance with item 601(32) (ii) of Regulations-S-K.

	2)	Incorporated by reference to Amendment No. 1 to Milestone Scientific’s Registration Statement on Form 10-KSB for the year ended May 15, 1995
	3)	Incorporated by reference to Milestone Scientific’s Form 10-KSB for the year ended December 31, 1996.
	4)	Incorporated by reference to Milestone Scientific’s Form 10-KSB for the year ended December 31, 2004.
	7)	Filed as Appendix A to Milestone Scientific’s Proxy Statement filed with the SEC on May 2, 2011 and incorporated herein by reference.
	9)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on July 9, 2013.
	11)	Incorporated by reference to Milestone Scientific’s Form 10-K for the year ended December 31, 2013.
	12)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on April 18, 2014.
	13)	Incorporated by reference to Milestone Scientific’s Form 10-K for the year ended December 31, 2015.
	14)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on June 30, 2016.
	15)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on December 2, 2016.
	16)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on December 16, 2016.
	17)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on June 2, 2017.
	18)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on June 7, 2017.
	19)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on July 10, 2017.
	20)	Incorporated by reference to Milestone Scientific’s Form 10-Q filed with the SEC on August 14, 2017.
	21)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on February 1, 2019.
	22)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on February 14, 2019.
	23)	Incorporated by reference to Milestone Scientific’s Form 10-K filed with the SEC on April 1, 2019.
	24)	Incorporated by reference to Milestone Scientific’s Form 10-K/A filed with the SEC on April 2, 2020.
	25)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on April 9, 2020.
	26)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on June 25, 2020

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Milestone Scientific Inc.
By:	/s/ Leonard Osser
Interim Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Leonard Osser	March 31, 2021	Interim Chief Executive Officer
Leonard Osser		(Principal Executive Officer)

/s/ Joseph D'Agostino	March 31, 2021	Chief Financial Officer and Chief Operating Officer
Joseph D'Agostino		(Principal Financial Officer)
	March 31, 2021	Chairman and Director
/s/ Leslie Bernhard
Leslie Bernhard
	March 31, 2021	Director
/s/ Gian Domenico Trombetta
Gian Domenico Trombetta

/s/ Leonard Schiller	March 31, 2021	Director
Leonard Schiller

/s/ Michael McGeehan	March 31, 2021	Director
Michael McGeehan

/s/ Neal Goldman	March 31, 2021	Director
Neal Goldman

REPORT INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Milestone Scientific, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Milestone Scientific, Inc., and subsidiaries (the “Company”) as of December 31, 2020, and 2019, and the related consolidated statements of operations, statements of changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes  (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a  matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

Certain inventory requires management to make significant assumptions and subjective judgments about the net realizable value when such medical devices are approved by the appropriate regulatory agencies, but also represent new technology with unproven market acceptance. These estimates include future demand, comparable market data and other assumptions within the sales forecasts without the benefit of historical experience. Given the subjectivity of these estimates, performing audit procedures to evaluate whether inventory was appropriately recorded at December 31, 2020 required a high degree of auditor judgment and an increased extent of effort.

How We Addressed the Matter in Our Audit

The following are the most relevant procedures :

●	Testing of whether the data used to assess potential obsolescence and net realizable value of inventory at December 31, 2020 was complete and sufficiently precise.

●	Evaluating whether the expected market demand used was reasonable, considering the Company’s current and past marketing efforts, their market studies, as well as current market penetration and comparable market data. Evaluating whether the inventory’s estimated useful life, the current economic conditions, and the expected timing of potential new or enhanced company products would impact the expected sale of this inventory.

●	Evaluating the reasonableness of assumptions related to the potential for technological or competitive obsolescence considering such experience within similar products used in the Company’s other business segment.

/s/ Friedman LLP

We have served as the Company’s auditor since 2016.

East Hanover, New Jersey

March 31, 2021

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$14,223,917	$1,516,272
Accounts receivable, net	1,080,656	1,710,665
Prepaid expenses and other current assets	415,915	519,063
Inventories, net	2,420,179	1,620,509
Advances on contracts	414,202	710,662
Total current assets	18,554,869	6,077,171
Furniture, fixtures and equipment, net	30,729	44,976
Intangibles, net	329,249	382,260
Right of use assets	632,453	15,977
Other assets	24,150	35,905
Total assets	$19,571,450	$6,556,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$482,972	$1,379,425
Accounts payable, related party	385,138	1,358,752
Accrued expenses and other payables	824,454	775,055
Accrued expenses, related party	586,734	1,057,957
Current portion of finance leases liabilities	7,796	3,904
Current portion of operating lease right-of-use liabilities	72,031	12,073
Deferred profit, related party	242,589	340,476
Note payable	276,180	-
Total current liabilities	2,877,894	4,927,642
Finance lease liabilities	28,607	-
Operating lease liabilities	557,981	-
Total liabilities	$3,464,482	$4,927,642

Commitments and contingencies

Stockholders’ equity
Common stock, par value $.001; authorized 85,000,000 shares; 64,171,435 shares issued and 64,138,102 shares outstanding as of December 31, 2020; 49,410,176 shares issued and 49,376,843 shares outstanding as of December 31, 2019;	64,171	49,410
Additional paid in capital	117,934,696	96,082,324
Accumulated deficit	(100,885,957)	(93,524,297)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific Inc. stockholders' equity	16,201,394	1,695,921
Noncontrolling interest	(94,426)	(67,274)
Total stockholders’ equity	$16,106,968	$1,628,647

Total liabilities and stockholders’ equity	$19,571,450	$6,556,289

See notes to Consolidated Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019

Product sales, net	$5,437,236	$8,374,501
Cost of products sold	1,815,924	2,656,142
Gross profit	3,621,312	5,718,359

Selling, general and administrative expenses	10,766,580	9,527,429
Research and development expenses	307,850	189,923
Total operating expenses	11,074,430	9,717,352
Loss from operations	(7,453,118)	(3,998,993)

Other expenses	(24,790)	(10,408)
Interest income	6,709	1,543
Change in fair value of derivative liability	-	(3,635,580)
Loss before provision for income taxes and net of equity investments	(7,471,199)	(7,643,438)
Provision for income taxes	(15,500)	(18,126)
Loss before equity in net earnings of equity investments	(7,486,699)	(7,661,564)
Earnings from equity method investment	97,887	81,324
Net loss	(7,388,812)	(7,580,240)
Net loss attributable to noncontrolling interests	51,539	55,872
Net loss attributable to Milestone Scientific Inc.	(7,337,273)	(7,524,368)

Net loss per share applicable to common stockholders—
Basic	$(0.12)	$(0.16)
Diluted	$(0.12)	$(0.16)

Weighted average shares outstanding and to be issued—
Basic	63,061,358	45,740,050
Diluted	63,061,358	45,740,050

See notes to Consolidated Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2020 AND  2019

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling interest	Treasury Stock	Total
Balance, January 1, 2019	7,000	$7	36,329,600	$36,330	$88,414,718	$(85,999,929)	$(11,402)	$(911,516)	$1,528,208
Stock Compensation					183,888	-	-	-	183,888
Conversion of Preferred Shares to Common Stock (Mandatory)	(7,000)	(7)	5,982,906	5,983	(5,976)	-	-	-	-
Common stock issued for warrants exercised Total		-	675,000	675	336,825	-	-	-	337,500
Common stock issued in private offering Total			714,286	714	249,286	-	-	-	250,000
Common stock issued in public offering Total			6,282,400	6,282	1,968,265	-	-	-	1,974,547
Common stock to be issued for bonus and compensation			428,635	429	790,237	-	-	-	790,666
Common stock to be issued for payment of consulting services			607,784	608	292,792	-	-	-	293,400
Common stock to be issued to Board of Directors			147,438	147	66,997	-	-	-	67,144
Common stock issued for payment of consulting services			339,058	339	147,616	-	-	-	147,955
Overallotment of securities, initial derivative reclassifications			(3,360,830)	(3,361)	(2,199,664)	-	-	-	(2,203,025)
Shares and warrants issued, previously classified as derivative liability			1,263,899	1,264	1,721,562	-	-	-	1,722,826
Settlement of derivative liability					4,115,778				4,115,778
Net loss		-				(7,524,368)	(55,872)		(7,580,240)
Balance as December 31, 2019	-	$-	49,410,176	$49,410	$96,082,324	$(93,524,297)	$(67,274)	$(911,516)	$1,628,647
Stock based compensation					550,349				550,349
Common stock issued to employee for compensation			52,566	53	59,959	-	-		60,012
Common stock issued for payment of consulting services			481,685	490	837,970	-	-		838,460
Common stock issued to board of directors for services			121,527	122	238,065	-	-		238,187
Common stock issued to employees for bonuses			414,736	406	734,264	-	-		734,670
Common stock issued in public offering April 6,2020			5,420,000	5,420	4,621,022				4,626,442
Common stock issued in public offering-June 30, 2020			6,770,000	6,770	13,410,074				13,416,844
Acquired controlling interest in Milestone Advanced Cosmetic Systems						(24,387)	24,387		-
Common stock issued for warrants			1,163,775	1,163	1,016,860				1,018,023
Common stock issued to employee for option exercised			336,970	337	383,809				384,146
Net Loss						(7,337,273)	(51,539)		(7,388,812)
Balance as Balance at December 31, 2020	-	-	64,171,435	64,171	117,934,696	(100,885,957)	(94,426)	(911,516)	16,106,968

See notes to Consolidated Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2020 AND  2019

	2020	2019
Cash flows from operating activities:
Net loss	$(7,388,812)	$(7,580,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	42,937	47,495
Amortization of intangibles	53,012	53,013
Stock based compensation	550,349	183,888
Employees paid in stock	794,732	857,810
Consulting expense paid in stock	838,410	441,355
Non-cash operating lease expense	34,332	-
Earnings on China joint venture	(97,887)	(81,324)
Change in fair value of derivative liability	-	3,635,580
Changes in operating assets and liabilities:
Decrease in accounts receivable	630,009	267,791
Decrease in accounts receivable, related party	-	100,000
Decrease (increase) in other assets	11,755	(9,027)
(Increase) decrease in inventories	(799,670)	300,542
Decrease (increase) in advances on contracts	296,460	(61,879)
Decrease (increase) in prepaid expenses and other current assets	103,148	(104,522)
Decrease in accounts payable	(896,453)	320,239
Decrease in accounts payable, related party	(973,614)	(303,346)
Decrease in deferred cost, related party	-	50,000
Increase in accrued expenses	50,323	273,537
(Decrease) in accrued expenses, related party	(233,959)	(70,200)
(Decrease) in deferred revenue, related party	-	(100,000)
Net cash used in operating activities	(6,984,928)	(1,779,288)
Cash flows from investing activities:
Purchase of property and equipment	(21,438)	(9,916)
Net cash used in investing activities	(21,438)	(9,916)
Cash flows from financing activities:
Proceeds from exercise of warrants	1,018,023	337,500
Payments finance lease obligations	(7,622)	-
Common stock issued to employee for option exercised	384,146	-
Net proceeds from note payable	276,180	-
Net proceeds from Public Offering	18,043,284	1,974,547
Net proceeds from Private Placement Offering	-	250,000
Net cash provided by financing activities	19,714,011	2,562,047
Net increase (decrease) in cash and cash equivalents	12,707,645	772,843
Cash and cash equivalents at beginning of period	1,516,272	743,429
Cash and cash equivalents at end of period	$14,223,917	$1,516,272

Supplemental non-cash disclosure of cash flow information:
Initial recognition of operating lease-right of use assets	$(706,071)	$(166,292)
Initial recognition of operating lease right to used liabilities	$706,071	$166,292

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

Milestone Scientific was incorporated in the State of Delaware in August 1989. Milestone Scientific has developed a proprietary, computer-controlled anesthetic delivery device, using The Wand®, a single use disposable handpiece. The device is marketed in dentistry under the trademark CompuDent®, and STA Single Tooth Anesthesia System® and in medicine under the trademark CompuMed®. CompuDent® is suitable for all dental procedures that require local anesthetic. CompuMed® is suitable for many medical procedures regularly performed in Plastic Surgery, Hair Restoration Surgery, Podiatry, Colorectal Surgery, Dermatology, Orthopedics, and many other disciplines. The dental devices are sold in the United States, Canada and in 60 other countries. Certain medical devices have obtained CE mark approval and can be marketed and sold in most European countries. In June 2017, Milestone Scientific received 510(k) marketing clearance from the U.S. Food and Drug Administration (FDA) on the CompuFlo® Epidural Computer Controlled Anesthesia System (“Epidural”). Through December 31, 2020 date there have been seven (7) medical devices sold in the United States and limited amounts sold internationally.

In December 2016, we received notification from the FDA that based upon the 510(k)-application submitted for intra- articular injections, we did not adequately document that the device met the equivalency standard required for 510(k) clearances. Following consultation with the FDA Office of Device Evaluation, we intended to file a new 510(k) application for the device in 2019, however, due to financing constraints, a new 510(k) application was not filed in 2019. The Company plans to file a new 510(k) application for the device in 2021, subject to sufficient funds being available.

In February 2019, Milestone Scientific consummated a public offering and a private placement of common stock. The public offering generated gross proceeds of approximately $2.0 million for the issuance of 5,715,000 shares of common stock and warrants to purchase 1,428,750 shares of common stock. Subsequently  the underwriter exercised its over-allotment option and paid approximately $198,000 for 567,400 additional shares of common stock and 141,850 warrants.  Also, in February 2019, the Company generated gross proceeds from a private placement of approximately $250,000 for 714,286 shares of common stock and warrants to purchase 178,571 shares of common stock from  Bp4 S.p.A., a principal stockholder of Milestone Scientific, that exercised its right to participate on a pro-rata basis on the aforementioned public offering.

In April and June of 2020, the Company completed two Common Stock Offerings generating net proceeds of approximately $4.6 million and $13.4 million, respectively (see Note I).

NOTE B-  LIQUIDITY AND UNCERTAINTIES

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

In April and June of 2020, the Company completed two Common Stock Offerings generating net proceeds of approximately $4.6 million and $13.4 million, respectively. As of December  31, 2020, cash on hand was approximately $14.2 million, an increase of $12.7 million from December 31, 2019. With the combination of these two Common Stock Offerings, the Company has sufficient liquidity to support operations beyond one year from the  consolidated financial statement filing date.

The coronavirus (COVID-19) that was reported to have surfaced in Wuhan, China in December 2019 and that has now spread to other countries throughout the world has  adversely impact our operations and those of our third-party partners.  As a result of the reduced hours and closings of dental offices throughout the country and the rest of the world, revenues for the 12 months ended December 31, 2020 were adversely affected.

Although there was an increase in dental instrument and disposable sell  through to dentists beginning in the third quarter of 2020, it is  too early to determine  what  the continuing effect COVID-19 may have on the Company. In addition, it is uncertain as to what the effect will be on our commercialization effort of our CompuFlo Epidural and CathCheck system as a medical device. Such future developments could have a material adverse effect on our financial results and our ability to conduct business as expected. See Note N- Concentrations

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

2.  Reclassifications

Certain reclassifications have been made to the 2019 financial statements to conform to the condensed consolidated 2020 financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

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

4.  Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To perform revenue recognition, the Company performs the following five steps:

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

Disaggregation of Revenue

We operate in two operating segments: dental and medical. Therefore, results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. See Note M for revenues by geographical market, based on the customer’s location, and product category for the years December 31, 2020 and 2019.

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

Milestone Scientific does not have the ability to control the activities that most significantly impact Milestone China's economics and, therefore, the power criterion has not been met. Management placed the most weight on the relationship and significance of activities of Milestone China to the CEO and a group of significant shareholders, including the CEO, of Milestone China who have the power to direct the activities that most significantly impact the economic performance of Milestone China. Management has concluded that Milestone Scientific is not the primary beneficiary under ASC 810. Accordingly, Milestone China has not been consolidated into the financial statements of Milestone Scientific and is accounted for under the equity method. See Note F.

6.  Cash and Cash Equivalents

Milestone Scientific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2020 and 2019 Milestone Scientific has approximately $13.1 million  and $302,000 of investments with short term maturities classified as  cash equivalents.  At times, such cash, may be more than the Federal Deposit Insurance Corporation insurance limit. As of December  31, 2020, the Company has approximately $700,000 of cash in excess of FDIC coverage.

7.  Accounts Receivable

Milestone Scientific sells a significant amount of its product on credit terms to its major distributors. Milestone Scientific estimates losses from the ability or inability of its customers to make payments on amounts billed. Most credit sales are due within 90 days from invoicing. There have not been any significant credit losses incurred to date. As of December 31, 2020 and 2019,  accounts receivable was recorded, net of allowance for doubtful accounts of $10,000.

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

11.  Intangible Assets – Patents and Developed Technology

Patents are recorded at cost to prepare and file the applicable documents with the US Patent Office, or internationally with the applicable governmental office in the respective country. The costs related to these patents are being amortized using the straight-line method over the estimated useful life of the patent. Patents and other developed technology acquired from another business entity are recorded at acquisition cost and be amortized at the estimated useful life.  Patent defense costs, to the extent applicable, are expensed as incurred.

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

13. Note Payable

On April 27, 2020, the Company, was granted a loan (the “Loan”) from Savoy Bank. in the aggregate amount of approximately $276,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The Loan, which was in the form of a Note dated April 27, 2020, matures on April 27, 2022, and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 26, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The company is in the process of applying for loan forgiveness.

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

At December 31, 2020 and 2019, we had no uncertain tax positions that required recognition in the consolidated financial statements. Milestone Scientific's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. No interest and penalties are present for periods open. Tax returns for the 2017, 2018 and 2019 years are subject to audit by federal and state jurisdictions.

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

Since Milestone Scientific had net losses in the year ended December 31, 2020 and 2019, the assumed effects of the exercise of potentially dilutive outstanding stock options, and warrants, were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, and warrants totaled 8,397,836 and 2,336,611 on December 31, 2020 and 2019, respectively.

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of an input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. As of December 31, 2020 and 2019 the Company does not have any assets or liabilities that were measured at fair value on a recurring basis.

During the year ended December 31, 2019 the Company did not have sufficient authorized shares to support the exercise of outstanding securities and reclassified all outstanding warrants and certain employee stock options to liability classification, measured using level 3 inputs and reclassified all shares-to-be-issued measured using level 1 inputs, the trading price of the Company’s stock.  At December 17, 2019, the Company increased the number of authorized shares available, extinguishing the derivative liability.  The roll forward of the liability associated with certain outstanding warrants and stock options which use level 3 inputs is as follows.  Refer to Note I for more detail.

December 31, 2019
Balance at beginning of year	$-
Warrants issued in connection with public offering (See Note I)	376,497
Change in fair value of derivative liability	422,484
Employee options reclassified as derivative liability	500,000
Change in value of derivative securities – exercised	(655,000)
Reversal of derivative liability for exercised warrants	820,954
Reversal of Level 3 of derivative liability to equity upon authorized share increase	(1,464,935)
Balance at end of period	$-

18. Derivative Liability

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks; however, the Company has certain financial instruments that qualify as derivatives and are classified as liabilities on the balance sheet. The Company evaluates all its financial instruments to determine if those instruments or any potential embedded components of those instruments qualify as derivatives that need to be separately accounted for in accordance with FASB ASC 815, “Derivatives and Hedging”.  Derivatives satisfying certain criteria are recorded at fair value at issuance and marked-to-market at each balance sheet date with the change in the fair value recorded as income or expense. In addition, upon the occurrence of an event that requires a derivative liability to be reclassified to equity, the derivative liability is revalued to fair value at that date. See Note I, Outstanding Equity Instruments in Excess of Authorized Shares.

19. Stock-Based Compensation

Milestone Scientific accounts for stock-based compensation under ASC Topic 718, Share-Based Payment. ASC Topic 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Statements of Operations over the service period, as an operating expense, based on the grant-date fair values.

The fair value of the non-employee options were also estimated on the date of grant using the Black Scholes option-pricing model. See Note J.

20.  Recent Accounting Pronouncements

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

In January 2020, FASB issued ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which, generally, provides guidance for investments in entities accounted for under the equity method of accounting. ASU 2020-01 is effective for all entities with fiscal years beginning after December 15, 2021, including interim periods therein. The  company is analyzing the impact of the  adoption of this standard is not expected to have a material effect on financial statement presentation.

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

NOTE D — INVENTORIES

Inventories consist of the following:	December 31, 2020	December 31, 2019

Dental finished goods, net	$1,888,141	$1,306,763
Medical finished goods, net	200,327	213,861
Component parts and other materials	331,711	99,885
Total inventories	$2,420,179	$1,620,509

At December 31, 2020, there are allowances for slow moving medical finished goods of approximately $450,000 and damaged slow moving dental finished goods of approximately $3,000. In July 2019, United System issued a credit to the Company for approximately $151,000 for handpieces found to be defective. The Company recorded the credit in cost of sales because the Company previously recorded an allowance against the associated inventory during 2018. At December 31, 2019, there was a reserve for slow moving medical finished goods of $450,000 and damaged slow moving dental finished goods of $318,000.  During 2020 $315,000 of previously reserved for dental finished good inventory was destroyed. The reserve for the medical finished goods was provided due to the delay in commercialization of the intra-articular medical instrument.

NOTE E — ADVANCES ON CONTRACTS

The advances on contracts represent funding of future dental STA, and epidural inventory purchases and epidural replacements parts. The balance of the advances as of December 31, 2020 and 2019 is approximately $414,000 and $710,000, respectively.

NOTE F – INVESTMENT IN AND TRANSACTIONS WITH EQUITY INVESTEES

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

In first quarter 2020, Milestone China and certain marketing affiliates entered into a plan to merge (the Transaction) into an affiliated manufacturing company, Anhui Maishida Medical Technology, Co. Ltd. (Anhui). Anhui will be the surviving entity after the merger and will have complete responsibility for sales, marketing, and distribution for the Company’s dental products in China. However, as of the filing date of this Annual Report, due to the COVID-19 Pandemic, the regulatory documentation for the planned merger has been placed in suspense since applicable government offices are still closed in China and Hong Kong. After completion of the Transaction, Milestone Scientific is expected to have an approximate 28.4% direct ownership in Anhui. Milestone China and certain marketing affiliates are expected to be dissolved upon completion of the merger and upon the required regulatory filings in China and Hong Kong.

Related Party Transactions

Milestone China is Milestone Scientific’s exclusive distributor in China.  During 2017 and prior to the payment default during 2018, Milestone Scientific agreed to sell inventory to Milestone China and its agent. During 2018, Milestone Scientific entered into a payment arrangement with Milestone China to satisfy past due receivables from Milestone China and its agents which amounted to $2.8 million at the time of the payment arrangement. Milestone Scientific collected $950,000 under this arrangement, until Milestone China defaulted on the payment arrangements. Milestone Scientific halted shipments to Milestone China.

During the year ended December 31, 2020 Milestone Scientific shipped 100 instruments to  Milestone China and its agents and recognized revenue of $75,000.  As of December 31, 2020, the Company has approximately $183,000 of deposits from Milestone China for future shipment of goods included in accrued expenses, related party on the accompanying consolidated balance sheet. During the year ended December 31, 2019, Milestone Scientific recognized gross revenue associated with 2018 delivered products to Milestone China and its agents of approximately $259,000, offset by accepted returns of approximately $104,000 that was previously deferred as a result of additional cash collected.

In April of 2020, the Company entered into an agreement with United Systems, Inc., related party (see Note O) regarding certain handpieces supplied to Milestone China in 2018, that were billed and shipped to Milestone China by United Systems, as well as STA instruments billed to United Systems and delivered to Milestone China, and not paid by Milestone China. United Systems sold their entire accounts receivable due from Milestone China for the above- described handpieces and STA instruments for $370,260 to Milestone Scientific. Milestone Scientific paid United Systems the sale price as follows; $100,000 in cash paid in April 2020, $170,260 in shares of the Company’s  Common Stock (priced as of the close of business on April 23, 2020, $1.59 ) issued in June 2020, and $100,000 in cash paid in July 2020. The Company is entitled to the cash collections, if and when received, on the accounts receivable due to United Systems prior to this agreement up to approximately $1.4 million. The Company has recorded a charge to the consolidated statement of operations for $370,260 during the twelve months ended December 31, 2020.

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

At December 31, 2020 and 2019, the deferred profit was approximately $243,000 and $340,000, respectively, which is included in deferred profit, related party in the condensed consolidated balance sheets. For twelve months ended December 31, 2020 and 2019 Milestone Scientific recorded earnings on equity investment of $97,887 and $81,324 respectively, for product sold by Milestone China to third parties.

Equity Method Disclosures

Milestone Scientific, in previous years, reduced its investment in Milestone China to zero and had accumulated losses over the investment balance of approximately $4.3 million as of  December 31, 2019 and $5.9 million at December 31, 2020, which have been suspended.

The following includes summarized financial information of Milestone China for the year ending December 31, 2019.

December 31, 2019
Assets:
Current assets	$8,392,858
Non-current assets	5,082,313
Total assets:	$13,475,171

Liabilities and stockholders’ deficit:
Current liabilities	$17,910,452
Stockholders' deficit	(4,435,281)
Total liabilities and stockholders’ deficit	$13,475,171

December 31, 2019
Net sales	$3,401,025
Cost of goods sold	1,724,882
Gross profit	1,676,143
Other expenses	(3,996,663)
Net loss	$(2,320,520)

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

The following includes summarized combined financial information of Milestone China and Anhui for the year ending December 31, 2020.

December 31, 2020
Assets:
Current assets	$4,726,883
Non-current assets	4,040,327
Total assets:	$8,767,210

Liabilities and stockholders’ deficit:
Current liabilities	$10,885,019
Stockholders' deficit	(2,117,809)
Total liabilities and stockholders’ deficit	$8,767,210

December 31, 2020
Net sales	$4,183,774
Cost of goods sold	2,895,092
Gross profit	1,288,682
Other expenses	(5,376,391)
Net loss	$(4,087,709)

NOTE G— FURNITURE, FIXTURES AND EQUIPMENT

	2020	2019
Furniture, Fixtures and Equipment consist of the following:

Leasehold improvements	$24,734	$24,734
Office furniture and equipment	174,147	134,947
Molds	7,200	7,200
Trade show displays	151,462	151,462
Computers and software	262,290	280,577
Tooling Safety Wand	125,022	125,022
Tooling equipment-STA & Wand	11,100	11,100
EPI and IA Instruments	82,363	82,363
STA Trials Instruments	63,752	63,752
Total	902,070	881,157
Less accumulated depreciation	(871,341)	(836,181)
Total	$30,729	$44,976

Depreciation expense was approximately $43,000 and $47,500 for the years ended December 31, 2020 and 2019, respectively.

NOTE H — PATENTS

	December 31, 2020
	Cost	Accumulated Amortization	Net
Patents-foundation intellectual property	$1,377,863	$(1,048,614)	$329,249
Total	$1,377,863	$(1,048,614)	$329,249
	December 31, 2019
	Cost	Accumulated Amortization	Net
Patents-foundation intellectual property	$1,377,863	$(995,603)	$382,260
Total	$1,377,863	$(995,603)	$382,260

Patents are amortized utilizing the straight-line method over estimated useful lives ranging from 3 to 20 years. Amortization expense was $53,013 for the year ended December 31, 2020 and 2019, respectively. The annual amortization expense expected to be recorded for existing intangibles assets for the years 2021 through 2025 is approximately $53,000, $53,000, $47,000, $33,000 and $24,000.

NOTE I — STOCKHOLDERS’ EQUITY

PUBLIC OFFERING AND PRIVATE PLACEMENT

In February 2019, Milestone Scientific consummated a public offering and a private placement of Common Stock. The public offering generated gross proceeds of approximately $2.0 million for the issuance of 5,715,000 shares of common stock and warrants to purchase 1,428,750 shares of common stock. The warrants’ term is 5 years, and they are exercisable at $0.50 per share. Subsequent to the public offering the underwriter exercised its over-allotment option and paid approximately $198,000 for 567,400 additional shares of common stock and 141,850 warrants.

Also, in February 2019, the Company generated gross proceeds from a private placement of approximately $250,000 for 714,286 shares of common stock and warrants to purchase 178,571 shares of common stock from  Bp4 S.p.A., a principal stockholder of Milestone Scientific, that exercised its right to participate on a pro-rata basis on the recent public offering. Bp4’s CEO is a director of Milestone Scientific. The warrants’ term is 5 years, and they are exercisable at $0.50 per share.

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

WARRANTS

The following table summarizes information about shares issuable under warrants outstanding at December 31, 2020:

	Warrant shares outstanding	Weighted Average exercise price	Weighted Average remaining life	Intrinsic value
Outstanding at January 1, 2019	1,592,775	2.55	0.21
Issued	1,749,171	0.50	4.10	1,556,762
Exercised	(675,000)			532,413
Expired or cancelled	(1,592,775)	2.55	-	-
Outstanding and exercisable at December 31,2019	1,074,171	0.50	4.10	956,012
Issued	6,459,000	2.01	3.00	$-
Exercised	(1,163,775)	0.85	-	-
Expired or cancelled		-	-	-
Outstanding and exercisable at December 31, 2020	6,369,396	1.97	2.48	$2,784,117

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

SHARES TO BE ISSUED

As of December 31, 2020 and 2019, there were 2,256,844 and 2,226,473 shares to be issued whose issuance has been deferred under the terms of an employment agreements with the Chief Executive Officer, Chief Financial Officer, and other employees of Milestone Scientific. Such shares will be issued to each party upon termination of their employment.

As of December 31, 2020 and 2019, there were 171,485 and 149,287 shares to be issued to non-employees, respectively, that will be issued to non-employees for services rendered. The number of shares was fixed at the date of grant and were fully vested upon grant date.

The following table summarizes information about shares to be issue at December 31, 2020.

	December 31, 2020	December 31, 2019

Shares-to-be-issued, outstanding January 1, 2020 and 2019, respectively	2,375,760	2,470,566
Granted in current period	642,667	2,103,793
Issued in current period	(590,098)	(2,198,599)
Shares-to be issued outstanding December 31, 2020 and 2019, respectively	2,428,329	2,375,760

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

During 2019, the Company initially reclassified approximately 1.6 million warrants issued during the 2016 capital raise, 1.7 million warrants during the 2019 capital raise, 0.6 million employee options, and 3.4 million shares to be issued, totaling approximately $-, $376,000, $422,000, and $1,405,000, respectively.  During the year, approximately 665,000 of the warrants issued in 2019, and 1.3 million shares to be issued were exercised and issued, respectively.   Through the exercise date and issuance date, these warrants, and shares to be issued were marked to market and a loss of $0.5 million and $0.5 million was recognized, respectively.  At the exercise and issuance dates, this resulted in a reclassification of the derivative liabilities to additional paid in capital of approximately $0.65 million and $1.07 million, respectively.

The fair value of the Company’s shares to be issued is measured using the trading price of the Company’s stock on the measurement and reclassification dates and the fair value of the warrants and stock options is determined using a Black-Scholes option pricing model on the measurement and reclassification dates.

On December 17, 2019, the Company’s shareholders increased the authorized share limit to 75,000,000, and the Company had sufficient authorized shares to cover the exercise and issuance of all outstanding securities, settling and reclassifying the outstanding derivative liability.  At time of reclassification approximately 1.6 million warrants issued during 2016 capital raise, 1.1 million warrants during the 2019 capital raise, 0.6 million employee options, and 2.1 million shares to be issued, were marked to market for reported losses (gains) totaling approximately $-, $860,000, ($40,000), and $1,800,000, respectively, or approximately $2.6 million.  At December 17, 2019, the reclassification of derivative liabilities to additional paid in capital was approximately $-, $1,095,000, $380,000, and $2,640,000, respectively for a total of approximately $4.1 million.

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

NOTE J — STOCK OPTION PLANS

In June 2011, the stockholders of Milestone Scientific approved the 2011 Stock Option Plan (the "2011 Plan") which originally provided for stock options to our employees, directors and consultants and incentive and non-qualified stock options to purchase up to 2,000,000 shares of common stock and was later amended in 2016 to increase the maximum number of shares reserved for grant to 4,000,000. Generally, options become exercisable over a three-year period from the grant date and expire five years after the date of grant.  As of December 31, 2020 the company has 424,425 remaining options available for grants.

The Milestone Scientific Inc. 2020 Equity Incentive Plan  provides for awards of restricted common stock and options to purchase up to a maximum 2,000,000 shares of common stock and expires in December 2030. Options may be granted to employees, directors, and consultants of Milestone Scientific for the purchase of shares of common stock at a price not less than the fair market value of common stock on the date of grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant. For the year ended December 31, 2020 there were no  shares issued, and the full 2,000,000 remain available for grants.

Milestone Scientific recognizes compensation expense over the requisite service period and in the case of performance-based options over the period of the expected performance. For the twelve months ended December 31, 2020 and 2019, Milestone Scientific recognized approximately $537,000, and $181,000 of total employee compensation cost, respectively, recorded in general and administrative expenses on the statement of operations.

As of December 31, 2020 and 2019, there was $936,442 and $82,526 of total unrecognized compensation cost related to non- vested options, respectively. Milestone Scientific expects to recognize these costs over a weighted average period of 2.98 and 1.75 years as of December 31, 2020 and 2019, respectively.

A summary of option activity for employees under the plans and changes during the years ended December 31, 2020 and 2019 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding December 31, 2019	1,670,221	1.71	2.40	-
Granted	-	-	-	-
Exercised during 2019	-	-	-	-
Forfeited or expired	(457,779)	1.96	-	-
Options outstanding December 31, 2019	1,212,442	1.61	2.00	-
Granted during 2020	1,135,277	2.00	4.82	137,186
Exercised during 2020	(336,970)	1.14	-	-
Forfeited or expired during 2020	(57,306)	3.89	-	-
Options outstanding December 31, 2020	1,953,443	1.88	3.09	476,964
Exercisable, December 31, 2020	1,169,925	1.79	1.90	385,507

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the year ended December 31, 2020, risk free interest rate of 1.73% to 1.81%, Volatility of 89.80% to 92.90% (which is based on the Company’s historical volatility over the expected term), expected term of 3 to 5 years, 0% dividend rate and closing price of the stock of $1.99 to $2.16.

A summary of option activity for non-employees under the plans and changes during the years ended December 31, 2020 and 2019, is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding December 31, 2019	33,332	1.87	2.94	-
Granted	16,666	0.55	4.43	13,999
Exercised during 2019	-	-	-	-
Options outstanding December 31, 2019	49,998	1.87	2.94
Granted during 2020	33,332	1.71	4.60	13,666
Exercised during 2020	-	-	-	-
Forfeited or expired during 2020	(8,333)	2.70	-
Options outstanding December 31, 2020	74,997	1.41	3.18	54,748
Exercisable, December 31, 2020	47,220	1.38	2.55	36,915

The fair value of the non-employee options was estimated on the date of grant using the Black Scholes option-pricing model at the date of grant. For the twelve months ended December 31, 2020 and 2019, Milestone Scientific recognized approximately $13,600 and $2,400 expense related to non-employee options, respectively.

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the year ended December 31, 2020, risk free interest rate of  0.2% -0.5%, Volatility of 86.97% to 94.05%, expected term of 5 years, 0% dividend rate and closing price of the stock of $1.65 to $1.75.

NOTE K–EMPLOYMENT CONTRACT AND CONSULTING AGREEMENTS

Employment Contracts

On  December 1, 2016, Wand Dental and Gian Domenico Trombetta (“Trombetta”) entered into an Amended and Restated Employment Agreement (the “Agreement”), pursuant to which Trombetta receives base compensation of $280,000 per year and is eligible to receive annual bonuses in the sole discretion of the Compensation Committee. Pursuant to the Agreement, Trombetta will continue to serve as the Chief Executive Officer of Wand Dental for a period of one-year beginning on September 1, 2016 through August 31, 2017 (the “Employment Term”). The Employment Term automatically renews for a one-year period, from September 1st through August 31st of each successive year (each a “Renewal Term”), unless prior to June 1st of the Employment Term or any Renewal Term, as applicable, either party notifies the other that he or it chooses not to extend the term of employment in accordance with the terms of the Agreement. In May 2020, Trombetta resigned as Chief Executive Officer of Wand Dental.

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

On December 19, 2017, the Board of Directors appointed Leonard Osser Interim Chief Executive Office, replacing Leslie Bernhard .Mr. Osser placed on hold his position as Managing Director-China Operations and his consulting agreement with Milestone Medical to rejoined Milestone Scientific Inc. as Interim Chief Executive Officer and will not receive or earn any compensation under those agreements until he is no longer Interim Chief Executive Officer. Mr. Osser as Interim Chief Executive Officer receives a base salary and may receive bonus  determined by the compensation committee of Company.

NOTE L — INCOME TAXES

Due to Milestone Scientific's history of operating losses, a full valuation allowances have been provided for all of Milestone Scientific's deferred tax assets.  At December 31, 2020 and 2019, no recognition was given to the utilization of the remaining net operating loss carry forwards in each of these periods.

Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 2020 and 2019 are as follows:

	2020	2019

Allowance for Doubtful Accounts	$2,000	$2,000
Warranty Reserve	5,000	5,000
Impaired Assets	-	-
Inventory Reserve	110,000	178,000
Deferred Officer's Compensation	816,000	820,000
Depreciation and Amortization	(67,000)	(103,000)
Net Operating Loss Carryforwards	17,993,000	16,504,000
Tax Credits	416,000	384,000
Other	10,000	(28,000)
Subtotal	19,285,000	17,762,000
Valuation allowance	(19,285,000)	(17,762,000)
Non-current deferred tax asset	-	-

As of December 31, 2020 federal net operating loss carry-forwards are approximately $66,000,000.  As of December 31, 2019, Milestone Scientific has federal net operating loss carry-forwards of approximately $59,000,000, which is comprised solely of losses attributable Milestone Scientific and its subsidiaries. Net operating losses generated before December 31, 2017 will be available to offset future income, if any, through December 2037.  During 2020 and 2019 approximately $3.4 million and $4.5 million of net operating losses expired, respectively.  Net operating losses generated in 2018 or after can be carried forward indefinitely.

State net operating losses were approximately $56,300,000  and 56,700,000 for the periods ended December 31, 2020 and 2019, respectively. Net operating losses will be available to offset future taxable income, if any, through December 2040.

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

As of December 31, 2020, and 2019, state tax liability was approximately $24,000 and $18,000, respectively. Such expense was recognized in selling, general and administrative expenses in the consolidated financial statements.

Accounting for uncertainties in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a   tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure, and transition. At December 31, 2020 and 2019, we had no uncertain tax positions that required recognition in the consolidated financial statements. Milestone Scientific's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Statements of Operations. No interest and penalties are present for periods open. Tax returns for the 2017, 2018, and 2019 years are subject to audit by federal and state jurisdictions.

A reconciliation of the statutory tax rates for the years ended December 31, is as follows:

	2020	2019
Statutory rate	21%	21%
State income tax-all states	1	4
Warrant Revaluation	-	(11)
NOL Expiration	(11)	(22)
Other	8	(3)
Subtotal	19%	-11%
Valuation allowance	-19%	11%
Effective tax rate	-	-

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

The following tables present information about our reportable and operating segments:

	Years Ended December 31,
Sales
Net Sales:	2020	2019
Dental	$5,421,436	$8,336,901
Medical	15,800	37,600
Total net sales	$5,437,236	$8,374,501

Operating Income (Loss):	2020	2019
Dental	$817,355	$2,775,730
Medical	(3,338,411)	(2,350,103)
Corporate	(4,932,062)	(4,424,620)
Total operating loss	$(7,453,118)	$(3,998,993)

Depreciation and Amortization:	2020	2019
Dental	$9,896	$15,793
Medical	5,693	8,392
Corporate	80,360	76,323
Total depreciation and amortization	$95,949	$100,508

Income (loss) before taxes and equity in earnings of affiliates:	2020	2019
Dental	$807,770	$2,774,359
Medical	(3,342,853)	(2,353,194)
Corporate	(4,936,116)	(8,064,603)
Total loss before taxes and equity in earnings of affiliate	$(7,471,199)	$(7,643,438)

Total Assets	2020	2019
Dental	$6,035,645	$5,008,324
Medical	923,658	590,727
Corporate	12,612,147	957,238
Total loss before taxes and equity in earnings of affiliate	$19,571,450	$6,556,289

The following table presents information about our operations by geographic area as December 31, 2020 and 2019.  Net sales by geographic area are based on the respective locations of our subsidiaries.

Total Product Sales-Dental	2020	2019
Domestic-US	$2,118,186	$4,512,904
International Rest of World	3,225,850	3,665,347
International-China	77,400	158,650
Total Product Sales-Dental	$5,421,436	$8,336,901
Total Product Sales-Medical
Domestic-US	$2,000	$13,700
International Rest of World	13,800	23,900
International-China	-	-
Total Product Sales-Medical	$15,800	$37,600

Domestic-US and Canada	$2,120,186	$4,526,604
International Rest of World	3,239,650	3,689,247
International-China	77,400	158,650
Total	$5,437,236	$8,374,501

NOTE N-- CONCENTRATIONS

Milestone Scientific has informal arrangements with third-party US manufacturers of the STA, CompuDent and CompuMed devices, pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. Consequently, advances on contracts have been classified as current at December 31, 2020 and 2019.  The termination of the manufacturing relationship with any of these manufacturers could have a material adverse effect on Milestone Scientific’s ability to produce and sell its products. Although alternate sources of supply exist, and new manufacturing relationships could be established, Milestone Scientific would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, because of termination of such a relationship, would have a material adverse effect on Milestone Scientific’s financial condition, business, and results of operations.

For the twelve months ended December 31,2020 an aggregate of approximately 38% of the Company’s net product sales were from one US Distributor. For the twelve months ended December 31, 2019, an aggregate of approximately 46% of Wand Dental’s net product sales were from one US Distributor.

Accounts receivable for the major customer/distributors amounted to approximately or 69%, of Milestone Scientific's gross accounts receivable as of December 31, 20120. Accounts receivable for the major customer/distributors amounted to approximately or 71% of Milestone Scientific's gross accounts receivable as of December 31, 2019.

NOTE O -- RELATED PARTY TRANSACTIONS

United Systems

Milestone Scientific has a manufacturing agreement with United Systems (whose controlling shareholder, Tom Cheng, is a significant stockholder of Milestone Scientific), the principal manufacturers of its handpieces, pursuant to which it manufactures products under specific purchase orders, but without minimum purchase commitments. Purchases from this manufacturer were approximately $1,850,000 and $1,200,000 for the twelve months ended December 31, 2020 and 2019, respectively.  As December 31, 2020 and December 31, 2019, Milestone Scientific owed this manufacturer approximately $362,000 and $943,000, respectively, which is included in accounts payable, related party on the consolidated balance sheets.

In February 2019, Milestone Scientific Board of Directors granted United Systems 285,714 shares of stock at $0.35 or $100,000 for consulting services. These shares were issued July 2019.

On April 29, 2020, the Board of Directors approved the purchase of United Systems accounts receivable ($370,260) See Note F.

Milestone China

Milestone Scientific owns a 40% interest in Milestone China. See Note F.

Other

In August 2016, K. Tucker Andersen, a significant stockholder of Milestone Scientific, entered into a three-year agreement with Milestone Scientific to provide financial and business strategic services. Expenses recognized on this agreement were $100,000 for years ended December 31, 2020 and 2019, respectively. In December 2019, Milestone Scientific extended this agreement for one year at a cost of $100,000.

In January 2017, Milestone Scientific entered into a twelve-month agreement with Innovest S.p.A., a significant stockholder of Milestone Scientific, to provide consulting services. This agreement will renew for successive twelve-month terms unless terminated by Innovest S.p.A or Milestone Scientific. Expenses recognized on this agreement were $60,000 and $80,000 for years ended December 31, 2019 and 2018, respectively. This agreement was terminated September 30, 2020.

As of December 31, 2020 and 2019 Milestone Scientific recorded deferred compensation for Gian Trombetta  of approximately of and $275,000, and $380,000, respectively which is included accrued expenses related party.

The Company engaged Gian Domenico Trombetta, former CEO of Wand Dental Inc. as a consultant for a period of twelve months (beginning October 1, 2020 and ending September 30, 2021). Gian Domenico Trombetta will provide International Business, Dental Segment information and business contacts to the Company and provide consulting services  for new International Business and Dental Segment concepts during this twelve month consulting period. Under this agreement, Mr. Trombetta is to receive $60,000 payable in Milestone Scientific shares.

The Director of Clinical Affairs’ royalty fee was approximately $267,000 and $403,000 for the years ended December 31, 2020 and 2019, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of $156,000 for the both the years ended December 31, 2020, and 2019. As of December 31, 2020 and 2019 Milestone Scientific owed the Director Clinical Affairs for royalties of approximately $127,000 and $390,000, respectively, which is included in accounts payable, related party and accrued expense, related party.

On March 2, 2021, the Company entered into a Royalty Sharing Agreement with Leonard Osser, the Company’s Interim Chief Executive Officer, pursuant to which Mr. Osser sold, transferred and assigned to the Company all of his rights in and to a certain patent application as to which he is a co-inventor with Mark Hochman, a consultant to the Company, and the Company agreed to pay to Mr. Osser, beginning May 9, 2027, half of the royalty (2.5%) on net sales that would otherwise be payable to Mark and Claudia Hochman under their existing Technology Sale Agreement, dated January 1, 2005 and amended from time to time, with the Company, the Hochman's having agreed with the Company pursuant to an addendum to such Technology Sale Agreement dated February 25, 2021 to reduce from five percent (5%) to two and one-half percent (2.5%) the payments due to them under their Technology Sale Agreement on May 9, 2027 and thereafter, with respect to dental products. The Agreement confirms an understanding of the Company, Leonard Osser and the Hochman's on sharing the five percent (5%) royalty to be paid by the Company beginning on May 9, 2027 with respect to dental products embodying the new invention.

NOTE P — COMMITMENTS

(1)  Contract Manufacturing Agreement

Milestone Scientific has informal arrangements with third-party manufacturers of the STA, CompuDent® and CompuMed® devices, pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. In July 2019, the company entered into a new purchase commitment for the delivery of 1,400 STA CompuDent® instruments. As of December 31, 2020, the purchase order commitment was $147,224 and advances of $100,090 is reported in advances on contracts.

As of December 31, 2020, we have an open purchase order of $607,735 Epidural instruments and have advanced $259,435 against this purchase commitment.

The company also has advances on an open purchase order for long lead items for a future purchase order for the manufacturing of Epidural instrument in 2021 of $55,000.

See Note R- Subsequent Events

(2)  Leases

Operating Leases

As of December 31, 2020, total operating lease right-of-use assets were $597,770 and total operating lease liabilities were $630,012, of which $72,031 and $557,981 were classified as current and non-current, respectively. As of December 31, 2019, total operating right-of-use assets were $15,977 and total operating lease liabilities (current) were $15,977. During the year ended December 31, 2020, the Company also entered into a five-year lease for copiers which resulted in the recognition of property and equipment and total finance lease liabilities of $34,683. As of December 31, 2020, total finance lease liabilities were $36,403, of which $7,796 and $28,607 were classified as current and non-current, respectively.

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

●	The expected lease terms include non-cancellable lease periods. Renewal option periods are not included in the determination of the lease terms as they were not reasonably certain to be exercised.

The components of lease expense as of December 31, 2020 were as follows:

	Years Ended
	12/31/2020	12/31/2019
Cash paid for operating lease liabilities	109,654	158,218
Cash paid for finance lease liabilities	10,307	-
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	663,009	-
Property and equipment obtained in exchange for new finance lease liabilities	43,242	-

Weighted Average Remaining Lease Term
Finance leases	4.04 years	0.2 years
Operating leases	6.25 years
Weighted-average discount rate - operating leases	9.2%	9.2%

Maturity of lease liabilities	As of December 31, 2020	As of December 31, 2019

2020		16,030
2021	135,953	-
2022	138,735	-
2023	141,518	-
2024	144,300	-
2025	136,776	-
Thereafter	174,602	-
Total lease payments	871,884	16,030
Less: interest	(205,469)	(53)
Present value of lease liabilities	666,415	15,977

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

The Director of Clinical Affairs’ royalty fee was approximately $267,000 and $403,000 for the years ended December 31, 2020 and 2019, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of $156,000 for the years ended December 31, 2020, and 2019, respectively. As of December 31, 2020 and 2019 Milestone Scientific owed the Director Clinical Affairs for royalties of approximately $127,000 and $390,000, respectively, which is included in accounts payable, related party and accrued expense, related party.

NOTE Q — BENEFIT PLAN

Milestone Scientific has a Defined Contribution Plan that allows eligible employees to contribute part of their salary through payroll deductions. Milestone Scientific does not contribute to this plan, but does pay the administrative costs of the plan, which were not significant.

NOTE R — SUBSEQUENT EVENTS

Since the year ended December 31, 2020, the Company issued 147,625 shares of common stock for warrants exercised at  $0.50  for proceeds of $73,813.

Since the year ended December 31, 2020, the Company issued 1,190,700 shares of common stock for warrants exercised at  $1.20  for proceeds of $1,428,840.

Since the year ended December 31, 2020, the Company issued 580,601 shares of common stock for warrants exercised at  $2.60  for proceeds of $1,509,563.

In January  2021, the company entered into a new purchase commitment for the delivery of 2,000 STA CompuDent® instruments. The purchase order commitment was $1,518,364.

On March 2, 2021, the Company entered into a Royalty Sharing Agreement with Leonard Osser, the Company’s Interim Chief Executive Officer, pursuant to which Mr. Osser sold, transferred and assigned to the Company all of his rights in and to a certain patent application as to which he is a co-inventor with Mark Hochman, a consultant to the Company, and the Company agreed to pay to Mr. Osser, beginning May 9, 2027, half of the royalty (2.5%) on net sales that would otherwise be payable to Mark and Claudia Hochman under their existing Technology Sale Agreement, dated January 1, 2005 and amended from time to time, with the Company, the Hochman's having agreed with the Company pursuant to an addendum to such Technology Sale Agreement dated February 25, 2021 to reduce from five percent (5%) to two and one-half percent (2.5%) the payments due to them under their Technology Sale Agreement on May 9, 2027 and thereafter, with respect to dental products. The Agreement confirms an understanding of the Company, Leonard Osser, and the Hochman's on sharing the five percent (5%) royalty to be paid by the Company beginning on May 9, 2027 with respect to dental products embodying the new invention.