Form 10-Q
period 2021-03-31
MILESTONE SCIENTIFIC INC.
filed 2021-05-14
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of  May 14, 2021, the registrant has a total of 66,755,195 shares of Common Stock, $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

MILESTONE SCIENTIFIC INC.

Form 10-Q

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends that may affect Milestone Scientific’s future plans of operations, business strategy, results of operations and financial condition. Milestone Scientific wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Milestone Scientific’s plans and objectives are based, in part, on assumptions involving the continued expansion of its business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Milestone Scientific. Although Milestone Scientific believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, our history of operating losses that are expected to continue during the ongoing COVID-19 pandemic, the early stage operations of and relative lack of acceptance of our medical products, relying exclusively on two third parties to manufacture our products, changes in our informal manufacturing arrangements made by the manufacturers of our products and disruptions at the manufacturing facilities of our manufacturers exposes us to risks that may harm our business, restrict our operations or require us to relinquish proprietary rights, if physicians do not accept or use our CompuFlo® Epidural Computer Controlled Anesthesia System our ability to generate revenue from sales will be materially impaired, exposure to the risks inherent in international sales and operations, including China, and developments by competitors may render our products or technologies obsolete or non-competitive, the inclusion of such information should not be regarded as a representation by Milestone Scientific or any other person that the objectives and plans of Milestone Scientific will be achieved. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and the actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in Milestone Scientific’s reports, including without limitation, Milestone Scientific's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”). Milestone Scientific disclaims any intent or obligation to update such forward-looking statements.

Milestone Scientific is the owner of the following registered U.S. trademarks: CompuDent®; CompuMed®; CompuFlo®; DPS Dynamic Pressure Sensing technology®; Milestone Scientific ®; the Milestone logo ®; SafetyWand®; STA Single Tooth Anesthesia Device®; and The Wand ®.

Part I- Financial Information

Item 1. Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$16,950,710	$14,223,917
Accounts receivable, net	978,761	1,080,656
Accounts receivable, related party net	267,300	-
Prepaid expenses and other current assets	688,820	415,915
Inventories, net	2,020,549	2,420,179
Advances on contracts	753,197	414,202
Total current assets	21,659,337	18,554,869
Furniture, fixtures and equipment, net	27,074	30,729
Intangibles, net	317,896	329,249
Right of use assets	612,576	632,453
Other assets	24,150	24,150
Total assets	$22,641,033	$19,571,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$694,044	$482,972
Accounts payable, related party	184,360	385,138
Accrued expenses and other payables	1,178,907	824,454
Accrued expenses, related party	382,627	586,734
Current portion of finance leases liabilities	7,977	7,796
Current portion of operating lease right-of-use liabilities	73,596	72,031
Deferred profit, related party	241,288	242,589
Note payable	276,180	276,180
Total current liabilities	3,038,979	2,877,894
Finance lease liabilities	26,544	28,607
Operating lease liabilities	538,421	557,981
Total liabilities	$3,603,944	$3,464,482

Commitments and contingencies

Stockholders’ equity
Common stock, par value $.001; authorized 85,000,000 shares; 66,591,883 shares issued and 66,558,550 shares outstanding as of March 31, 2021; 64,171,435 shares issued and 64,138,102 shares outstanding as of December 31, 2020;	66,591	64,171
Additional paid in capital	121,848,254	117,934,696
Accumulated deficit	(101,858,826)	(100,885,957)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific Inc. stockholders' equity	19,144,503	16,201,394
Noncontrolling interest	(107,414)	(94,426)
Total stockholders’ equity	19,037,089	16,106,968
Total liabilities and stockholders’ equity	$22,641,033	$19,571,450

  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,
	2021	2020
Product sales, net	$2,924,707	$1,811,386
Cost of products sold	1,122,413	527,250
Gross profit	1,802,294	1,284,136

Selling, general and administrative expenses	2,749,299	2,748,043
Research and development expenses	16,444	107,480
Depreciation and amortization expense	20,924	37,219
Total operating expenses	2,786,667	2,892,742

Loss from operations	(984,373)	(1,608,606)
Interest expense, net	(2,535)	(4,097)
Loss before provision for income taxes and net of equity investments	(986,908)	(1,612,703)
Provision for income taxes	(250)	(250)
Loss before equity in net earnings of equity investments	(987,158)	(1,612,953)
Income from China Joint Venture	1,301	-
Net loss	(985,857)	(1,612,953)
Net loss attributable to noncontrolling interests	(12,988)	(12,738)
Net loss attributable to Milestone Scientific Inc.	$(972,869)	$(1,600,215)

Net loss per share applicable to common stockholders—
Basic	(0.01)	(0.03)
Diluted	(0.01)	(0.03)

Weighted average shares outstanding and to be issued—
Basic	66,578,435	49,730,252
Diluted	66,578,435	49,730,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THREE MONTHS ENDED March 31, 2021 and 2020

(UNAUDITED)

	Common Stock Share	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total
Balance, January 1, 2021	64,171,435	$64,171	$117,934,696	$(100,885,957)	$(94,426)	$(911,516)	$16,106,968
Stock based compensation			113,507	-	-	-	113,507
Common stock issued to employee for compensation expensed in prior periods	7,075	7	-	-	-	-	7
Common stock to be issued for payment of consulting services expensed in prior periods	40,010	40	-	-	-	-	40
Common stock issued to board of directors for services expensed in prior periods	18,879	18	-	-	-	-	18
Common stock issued to employee for stock options exercised	435,558	436	689,754				690,190
Common stock to be issued to employees for bonuses	-	-	100,000	-	-	-	100,000
Common stock issued for warrants exercised	1,918,925	1,919	3,010,297	-	-	-	3,012,216
Net loss				(972,869)	(12,988)	-	(985,857)
Balance, March 31, 2021	66,591,882	$66,591	$121,848,254	$(101,858,826)	$(107,414)	$(911,516)	$19,037,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THREE MONTHS ENDED MARCH 31, 2020

(UNAUDITED)

	Common Stock Share	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total
Balance, January 1, 2020	49,410,176	$49,410	$96,082,324	$(93,524,297)	$(67,274)	$(911,516)	$1,628,647
Stock based compensation	-	-	30,715	-	-	-	30,715
Common stock to be issued to employee for compensation	21,317	23	14,989	-	-	-	15,012
Common stock to be issued for payment of consulting services	-	-	25,000	-	-	-	25,000
Common stock to be issued to employees for bonuses	1,316	-	171,046	-	-	-	171,046
Common stock issued for warrants	460,725	460	229,902	-	-	-	230,362
Net loss	-	-	-	(1,600,215)	(12,738)	-	(1,612,953)
Balance, March 31, 2020	49,893,534	$49,893	$96,553,976	$(95,124,512)	$(80,012)	$(911,516)	$487,829

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three months ended March 31, 2021	For the Three Months Ended March 31, 2020

Cash flows from operating activities:
Net loss	$(985,857)	$(1,612,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9,572	23,966
Amortization of patents	11,352	13,253
Stock compensation	113,507	30,715
Employees paid in stock	115,000	186,035
Expense paid in stock	-	25,000
Earnings on China joint venture	(1,301)	-
Non-cash operating lease expense	1,883	27,627
Changes in operating assets and liabilities:
Decrease in accounts receivable	101,895	421,127
(Increase) in accounts receivable, related party	(267,300)	-
Decrease in other assets	-	11,755
(Increase) decrease in inventories	399,630	(102,316)
(Increase) in advances on contracts	(338,995)	(65,171)
(Increase) in prepaid expenses and other current assets	(272,905)	(165,032)
(Decrease) in accounts payable	211,072	64,317
(Decrease) increase accounts payable, related party	(200,778)	30,567
Increase in accrued expenses	339,518	215,437
(Decrease) in accrued expenses, related party	(204,107)	(76,406)
Net cash used in operating activities	$(967,814)	$(972,079)
Cash flows from investing activities:
Purchase of property and equipment	(5,916)	(7,138)
Net cash used in investing activities	$(5,916)	$(7,138)
Cash flows from financing activities:
Proceeds from exercise of warrants	3,012,216	230,362
Payments finance lease obligations	(1,883)	(1,442)
Net proceeds from employee options exercised	690,190	-
Net cash provided by financing activities	$3,700,523	$228,920
Net increase in cash and cash equivalents	2,726,793	(750,297)
Cash and cash equivalents at beginning of period	14,223,917	1,516,272
Cash and cash equivalents at end of period	$16,950,710	$765,975

Supplemental non-cash disclosure of cash flow information:
Initial recognition of operating lease-right of use assets	$-	$(706,071)
Initial recognition of operating lease right to used liabilities	$-	$706,071

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

Milestone Scientific was incorporated in the State of Delaware in August 1989. Milestone Scientific has developed a proprietary, computer-controlled anesthetic delivery device, using The Wand®, a single use disposable handpiece. The device is marketed in dentistry under the trademark CompuDent®, and STA Single Tooth Anesthesia System® and in medicine under the trademark CompuMed®. CompuDent® is suitable for all dental procedures that require local anesthetic. CompuMed® is suitable for many medical procedures regularly performed in plastic surgery, hair restoration surgery, podiatry, colorectal surgery, dermatology, orthopedics, and many other disciplines. The dental devices are sold in the United States, Canada and in approximately 60 other countries. Certain medical devices have obtained CE mark approval and can be marketed and sold in most European countries. In June 2017, Milestone Scientific received 510(k) marketing clearance from the U.S. Food and Drug Administration (FDA) on the CompuFlo® Epidural Computer Controlled Anesthesia System. Through March 31, 2021 to date there have been twelve medical devices sold in the United States and limited amounts sold internationally.

In December 2016, we received notification from the FDA that based upon the 510(k)-application submitted for intra- articular injections, we did not adequately document that the device met the equivalency standard required for 510(k) clearances. Following consultation with the FDA Office of Device Evaluation, we intended to file a new 510(k) application for the device in 2019, however, due to financing constraints, a new 510(k) application was not filed in 2019 or  2020. As of March 31, 2021, the Company has decided not to proceed with securing the FDA approval for the intra-articular instrument at this time. Milestone Medical’s immediate focus is on marketing its epidural device throughout the United States and Europe.

In April and June of 2020, the Company completed two Common Stock offerings generating net proceeds of approximately $4.6 million and $13.4 million, respectively (see Note 9). As of March 31, 2021, cash on hand was approximately $16.9 million, an increase of $2.7 million from December 31, 2020.

NOTE 2-  LIQUIDITY  AND UNCERTAINTIES

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.  As of March 31, 2021, the Company had an accumulated deficit of approximately $101,900,000 and has incurred a net loss of approximately $973,000 for the three month period ending March 31, 2021.

In April and June of 2020, the Company completed Common Stock Offerings generating net proceeds of approximately $4.6 million and $13.4 million, respectively (see Note 9). As of March 31, 2021, cash on hand was approximately $16.9 million, an increase of $2.7 million from December 31, 2020. Management believes the Company has sufficient liquidity to support operations beyond a year after the unaudited condensed consolidated financial statements issue date.

The coronavirus (COVID-19) that was reported to have surfaced in Wuhan, China in December 2019 and that has now spread to other countries throughout the world has  adversely impacted our operations and those of our third-party partners.  As a result of the reduced hours and closings of dental offices throughout the country and the rest of the world due to the continuing spread of COVID-19, revenues for the three months ended March 31, 2020 were adversely affected. Business interruptions, including any interruptions resulting from COVID-19 could significantly disrupt our operations and could have a material adverse impact on our business. All of our employees are located in the U.S.

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

In addition, it is uncertain as to what effect the continuing spread of COVID-19 will have on our commercialization efforts of our CompuFlo Epidural and CathCheck system as medical devices. Such future developments could have a material adverse effect on our financial results and our ability to conduct business as expected.

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

2. Basis of Presentation

The unaudited condensed consolidated financial statements of Milestone Scientific have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present such interim results. Interim results are not necessarily indicative of the results of operations which may be expected for a full year or any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020, included in Milestone Scientific's Annual Report on Form 10-K.

3.  Reclassifications

Certain reclassification has been made to the 2020 unaudited condensed consolidated financial statements to conform to the 2021 unaudited condensed consolidated financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

4.  Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the allowance for doubtful accounts, inventory valuation, cash flow assumptions regarding evaluations for impairment of long-lived assets and going concern considerations, and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

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
iv.	allocation of the transaction price to the performance obligations based on estimated standalone selling prices; and selling prices; and
v.

recognition of revenue when (or as) the Company satisfies each performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606, “Revenue from Contracts with Customers”.

The Company derives its revenues from the sale of its products, primarily dental instruments, handpieces, and other related products. The Company sells its products through a global distribution network and that includes both exclusive and non-exclusive distribution agreements with related and third parties.

Revenue from product sales is recognized upon transfer of control of a product to a customer, generally upon date of shipment. For certain arrangements where the shipping terms are freight-on-board (FOB) destination, revenue is recognized upon delivery. The Company has no obligation on product sales for any installation, set-up, or maintenance, these being the responsibility of the buyer. Milestone Scientific's only obligation after transfer of control, except for specific contracts and arrangements that provide for customer right to return provisions, is the normal commercial warranty against manufacturing defects if the alleged defective unit is returned within the warranty period.

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

Disaggregation of Revenue

We operate in two operating segments: dental and medical. Therefore, results of our operations are reported on a dental and medical basis for purposes of segment reporting, consistent with internal management reporting. See Note 11 for revenues by geographical market, and product category for the three months ended March 31, 2021

6.  Variable Interest Entities

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

7.  Cash and Cash Equivalents

Milestone Scientific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of  March 31, 2021, and December 31, 2020 Milestone Scientific has  approximately $15.0 million  and $13.1 million, respectively, of investments with short term maturities classified as a cash equivalent.  At times, such investments, may be more than the Federal Deposit Insurance Corporation insurance limit.

8.  Accounts Receivable

Milestone Scientific sells a significant amount of its product on credit terms to its major distributors. Milestone Scientific estimates losses from the inability of its customers to make payments on amounts billed. Most credit sales are due within 90 days from invoicing. There have not been any significant credit losses incurred to date. As of March 31, 2021, and December 31, 2020, accounts receivable was recorded, net of allowance for doubtful accounts of $10,000.

9.  Inventories

Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or net realizable value. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess, slow moving, defective, and obsolete inventory is recorded if required based on past and expected future sales, potential technological obsolescence, and product expiration requirements. The valuation allowance creates a new cost basis for the inventory, and it is not subsequently marked up through a reduction in the valuation allowance based on any changes in the underlying facts and circumstances. When the valuation allowance is initially recorded, the increase to the allowance is recognized as an increase in cost of sales. The valuation allowance is only reduced if or when the underlying inventory is sold or destroyed, at which time cost of sales recognized would include the previous adjusted cost basis.  As of March 31, 2021, and December 31, 2020 , inventory was recorded net of a valuation allowance for slow moving and defective inventory of approximately $450,000, and $453,000, respectively. See Note 4.

10.  Equity Method Investments

Investments in which Milestone Scientific can exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included within long-term assets in the unaudited Condensed Consolidated Balance Sheets. Under this method of accounting, Milestone Scientific's share of the net earnings or losses of the investee is presented below the income tax line in the unaudited Condensed Consolidated Statements of Operations. Milestone Scientific evaluates its equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. See Note 6.

11.  Furniture, Fixture and Equipment

Equipment is recorded at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which range from two to seven years. The costs of maintenance and repairs are charged to expense, as incurred.

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

The Loan, which was in the form of a Note dated April 27, 2020, matures on April 27, 2022, and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 26, 2020. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. See Note 8.

15.  Research and Development

Research and development costs, which consist principally of new product development costs payable to third parties, are expense as incurred. Advance payments received  for the research are amortized to expense either as services are performed or over the relevant service period using the straight-line method.

16.  Income Taxes

Milestone Scientific accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. See Note 10.

On March 31, 2021 and December 31, 2020, we had no uncertain tax positions that required recognition in the unaudited  condensed consolidated financial statements. Milestone Scientific's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the condensed consolidated statements of operations. No interest and penalties are present for periods open. Tax returns for the 2017, 2018, and 2019 years are subject to audit by federal and state jurisdictions.

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

Since Milestone Scientific had net losses in the three months ended March 31, 2021 and 2020, the assumed effects of the exercise of potentially dilutive outstanding stock options, and warrants, were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, and warrants totaled 6,092,193 and 1,875,886 on March 31, 2021 and 2020, respectively.

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of an input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. As of March 31, 2021 and December 31, 2020, the Company does not have any assets or liabilities that were measured at fair value on a recurring basis. The carrying amounts reported in the accompanying unaudited condensed consolidated financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments.

19.  Stock-Based Compensation

Milestone Scientific accounts for stock-based compensation under ASC 718, "Compensation - Stock Compensation" (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Condensed Consolidated Statements of Operations over the service period, as an operating expense, based on the grant-date fair values.

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

We evaluate the classification of our leases as either finance leases or operating leases. Leases that are economically similar to the purchase of assets are generally classified as finance leases; otherwise, the leases are classified as operating leases. Lease cost for our operating leases is recognized on a straight-line basis over the lease term. Included in lease cost are any variable lease payments incurred in the period that are not included in the initial lease liability and lease payments incurred in the period for any leases with an initial term of 12 months or less. See Note 14.

22.  Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which clarifies the accounting treatment for the accounting tax aspects relating, in part, to the intraperiod allocations and foreign subsidiaries. ASU 2019-12 is effective for all entities with fiscal years beginning after December 15, 2020. The adoption of this standard as of January 1, 2021, did not have a material effect on the Company’s unaudited condensed consolidated financial statement presentation.

Recently Issued Accounting Pronouncements

In January 2020, FASB issued ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)”, which, generally, provides guidance for investments in entities accounted for under the equity method of accounting. ASU 2020-01 is effective for all entities with fiscal years beginning after December 15, 2021, including interim periods therein. The Company is analyzing the impact of the adoption of this standard; however, the adoption is not expected to have a material effect on the Company’s unaudited condensed consolidated financial statement presentation.

In August 2020, FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which, generally, provides guidance for accounting regarding derivatives relating to entities common stock and earnings per share. ASU 2020-06 is effective for all entities with fiscal years beginning after December 15, 2021, including interim periods therein. The Company is analyzing the impact of the adoption of this standard; however, the adoption of this standard is not expected to have a material effect on the Company’s unaudited condensed consolidated financial statement.

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

NOTE 4 — INVENTORIES

Inventories consist of the following:

	March 31, 2021	December 31, 2020

Dental finished goods, net	$1,337,117	$1,888,141
Medical finished goods, net	345,754	200,327
Component parts and other materials	337,678	331,711
Total inventories	$2,020,549	$2,420,179

On March 31, 2021, there are allowances for slow moving medical finished goods of approximately $450,000. As of December 31, 2020, there are allowances for slow moving medical finished goods of approximately $450,000 and damaged slow moving dental finished goods of approximately $3,000.

NOTE 5 — ADVANCES ON CONTRACTS

The advances on contracts represent funding of future STA inventory purchases, epidural instruments, and epidural replacements parts. The balance of the advances as of March 31, 2021 and December 31, 2020 is approximately $753,000 and $414,000, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

NOTE 6 – INVESTMENT IN AND TRANSACTIONS WITH EQUITY INVESTEES

Milestone China Ltd.

Ownership

In June 2014, Milestone Scientific invested $1 million in Milestone China Ltd. (“Milestone China”), by contributing dental instruments to Milestone China for a  (40%) ownership interest. Milestone China owns approximately 75% of Milestone Beijing Medical Equipment Company, Ltd (“Milestone Beijing”). Milestone Beijing has primary responsibility for the sales, marketing, and distribution of the Company’s dental products in China. Milestone Scientific recorded their investment in Milestone China under the equity method of accounting.

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

Milestone Scientific, in previous years, reduced its investment in Milestone China to zero and had accumulated losses over the investment balance of approximately $5.9 million at December 31, 2020, which have been suspended.

For the three months ended March  31, 2021, Milestone Scientific shipped instruments and handpieces to  Milestone China and its agents and recognized revenue of $506,400.  As of March 31, 2021 the Company has approximately $178,000 of deposits from Milestone China for future shipment of goods included in accrued expenses, related party on the accompanying consolidated balance. The Company did not recognize any revenue related to Milestone China for the three months ended March 31, 2020.

Related Party Transactions

Milestone China Distribution Agreement

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

United Systems, Inc. Agreement

In April of 2020, the Company entered into an agreement with United Systems, Inc., related party (see Note 13) regarding certain handpieces supplied to Milestone China in 2018, that were billed and shipped to Milestone China by United Systems, as well as STA instruments billed to United Systems and delivered to Milestone China, and not paid by Milestone China. United Systems sold their entire accounts receivable due from Milestone China for the above- described handpieces and STA instruments for $370,260 to Milestone Scientific. Milestone Scientific paid United Systems as follows; $100,000 in cash paid in April 2020, $170,260 in shares of the Company’s  Common Stock (priced as of the close of business on April 23, 2020, $1.59 ) issued in June 2020, and $100,000 in cash paid in July 2020. The Company is entitled to the cash collections, if and when received, on the accounts receivable due to United Systems prior to this agreement up to approximately $1.4 million.

Advanced Cosmetics Systems Agreement

In May 2020,  Milestone Scientific finalized an agreement for the purchase of Milestone China’s 50% interest in Advanced Cosmetic Systems Inc., for the forgiveness of $900,000 in accounts receivable owed by Milestone China to Milestone Scientific (and previously fully reserved for), resulting in a noncash transaction. Milestone China will have the option to repurchase the 50% interest in Advanced Cosmetic Systems within one year from the sale date for $900,000 in cash. As a result of the purchase Milestone Scientific now owns 100% of Advanced Cosmetic Systems Inc., subject to Milestone China’s option to repurchase.

Gross Profit Deferral

Due to timing differences of when the inventory sold to Milestone China is recognized and when Milestone China sells the acquired inventory to third parties, an elimination of the profit is required as of the balance sheet date. In accordance with ASC 323 Equity Method and Joint Ventures, Milestone Scientific has deferred our ownership percentage of the gross profit associated with recognized revenue from sales to Milestone China until that product is sold to third parties.

At  March  31, 2021, and  December 31, 2020, the deferred profit was approximately and $241,000 and $243,000, respectively, which is included in deferred profit, related party in the condensed consolidated balance sheets. For three months ended  March 31, 2021, and 2020 Milestone Scientific recorded income on equity investment of $1,301 and $ zero, respectively, for product sold by Milestone China to third parties.

NOTE 7 — PATENTS

	March 31, 2021
	Cost	Accumulated Amortization	Net
Patents-foundation intellectual property	$1,377,863	$(1,059,966)	$317,897
Total	$1,377,863	$(1,059,966)	$317,897

	December 31, 2020
	Cost	Accumulated Amortization	Net
Patents-foundation intellectual property	$1,377,863	$(1,048,614)	$329,249
Total	$1,377,863	$(1,048,614)	$329,249

Patents are amortized utilizing the straight-line method over estimated useful lives ranging from 3 to 20 years. Amortization expense was approximately $11,000 and $13,000 for the three months ended March 31, 2021 and March 31, 2020, respectively.

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

The Loan matures on April 27, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 26, 2020. The Note is due April 27, 2022 in a balloon payment if the loan is not forgiven. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations originating before February 15, 2020. The Company used the entire Loan amount for qualifying expenses.

On May 7, 2021, the Company has been notified that approximately $201,000 in eligible expenditures for payroll and other expenses described in the CARES Act has been forgiven. The company still  has pending loan forgiveness application for $75,000.

NOTE 9— STOCKHOLDERS’ EQUITY

Public Offering and Private Placement

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

Warrants

The following table summarizes information about shares issuable under warrants outstanding as of March 31, 2021 :

	Warrant shares outstanding	Weighted Average exercise price	Weighted Average remaining life	Intrinsic value

Outstanding at January 1, 2021	6,369,396	$1.49	$2.48	$2,784,117
Issued	-
Exercised	(1,918,925)	1.57	-	4,044,164
Expired or cancelled	-	-	-	-
Outstanding and exercisable at March 31, 2021	4,450,471	$2.14	$2.26	$6,381,930

The following table summarizes information about shares issuable under warrants outstanding as of March 31, 2020

	Warrant shares outstanding	Weighted Average exercise price	Weighted Average remaining life	Intrinsic value

Outstanding at January 1, 2020	1,074,171	$0.50	$4.10	$956,012
Issued	-	-	-
Exercised	(460,725)	0.50	-	630,389
Expired or cancelled	-	-	-	-
Outstanding and exercisable at March 31, 2020	613,446	$0.50	$3.85	$460,085

Shares to Be Issued

As of March 31, 2021 and 2020, there were 2,264,127 and 2,306,698 shares to be issued whose issuance has been deferred to the interim Chief Executive Officer, former Chief Financial Officer, and other employees of Milestone Scientific, respectively.

As of March 31, 2021 and 2020, there were 144,024 and 159,835 shares, respectively, to be issued to non-employees,  that will be issued for services rendered. The number of shares was fixed at the date of grant and were fully vested upon grant date.

The following table summarizes information about shares to be issued on March 31, 2021 and 2020, respectively.

	March 31, 2021	March 31, 2020

Shares-to-be-issued, outstanding January 1, 2021 and 2020, respectively	2,440,878	2,375,760
Granted in current period	33,238	102,768
Issued in current period	(65,965)	(11,995)
Shares-to be issued outstanding March 31, 2021 and 2020, respectively	2,408,151	2,466,533

Stock Options Plans

In June 2011, the stockholders of Milestone Scientific approved the 2011 Stock Option Plan (the "2011 Plan") which originally provided for stock options to our employees, directors and consultants and incentive and non-qualified stock options to purchase up to 2,000,000 shares of common stock and was later amended in 2016 to increase the maximum number of shares reserved for grant to 4,000,000. Generally, options become exercisable over a three-year period from the grant date and expire five years after the date of grant. As of March 31, 2021, and December 31, 2020, the Company had 293,505, and 424,425, respectively, remaining options available for grants.

The Milestone Scientific Inc. 2020 Equity Compensation Plan (the "Plan") provides for awards of restricted common stock and options to purchase up to a maximum 2,000,000 shares of common stock and expires in December 2030. Options may be granted to employees, directors, and consultants of Milestone Scientific for the purchase of shares of common stock at a price not less than the fair market value of common stock on the date of grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant. There were no shares a granted under this plan as March 31, 2021 or December 31, 2020, respectively.

Milestone Scientific recognizes compensation expense over the requisite service period and in the case of performance-based options over the period of the expected performance. For the three months ended March 31, 2021 and 2020, Milestone Scientific recognized $113,507 and $56,988 of total employee compensation cost, respectively. As of March 31,2021 there was $914,389 of total unrecognized compensation cost related to non- vested options. Milestone Scientific expects to recognize these costs over a weighted average period of 2.7 years

A summary of option activity for employees under the plans and changes during the years ended March 31, 2021 and 2020 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2021	1,953,443	1.88	3.09	476,964
Granted	32,175	3.11	-	-
Exercised during 2021	-	-	-	-
Forfeited or expired	(435,558)	1.58	-	-
Options outstanding March 31, 2021	1,550,060	1.98	3.62	2,457,153
Exercisable, March 31, 2021	745,045	1.93	2.60	1,222,127

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the three month period ended  March 31, 2021, risk free interest rate of 1.42% , Volatility of 89.46%  (which is based on the Company’s historical volatility over the expected term), expected term of 3 years, 0% dividend rate and closing price of the stock of $3.11.

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2020	1,212,442	1.71	2.40	-
Granted	-	-	-	-
Exercised during 2020	-	-	-	-
Forfeited or expired	-	-	-	-
Options outstanding March 31, 2020	1,212,442	1.71	2.40	-
Exercisable, March 31, 2020	1,117,829	1.84	1.84	-

A summary of option activity for non-employees under the plans and changes during the years ended March 31, 2021 and 2020 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2021	74,997	1.41	3.18	54,748
Granted	16,666	4.30
Exercised during 2021	-	-	-	-
Options outstanding March 31, 2021	91,663	1.87	3.30	161,660
Exercisable, March 31, 2021	52,769	1.34	2.37	117,829

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2020	49,998	1.87	2.94	-
Granted	8,333	1.65		-
Exercised during 2020	-	-	-	-
Options outstanding March 31, 2020	58,331	1.87	2.94
Exercisable, March 31, 2020	41,663	1.71	2.03	84,579

The fair value of the non-employee options was estimated on the date of grant using the Black Scholes option-pricing model at the date of grant. For the three months ended March 31 ,2021 and 2021, Milestone Scientific recognized approximately $10,329 and $- zero expense related to non-employee options, respectively.

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the three months ended  March 31, 2021, risk free interest rate of  0.2% -1.41%, Volatility of 86.97% to 89.90%, expected term of 5 years, 0% dividend rate and closing price of the stock of $3.57 to $4.30.

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

The following tables present information about our reportable and operating segments:

Net Sales:	Three months ended March 31, 2021	Three months ended March 31, 2020

Dental	$2,853,657	$1,803,586
Medical	71,050	7,800
Total net sales	$2,924,707	$1,811,386

Operating Income (Loss):	Three months ended March 31, 2021	Three months ended March 31, 2020

Dental	$1,126,069	$576,386
Medical	(895,781)	(669,814)
Corporate	(1,214,661)	(1,515,178)
Total operating loss	$(984,373)	$(1,608,606)

Depreciation and Amortization	Three months ended March 31, 2021	Three months ended March 31, 2020

Dental	$1,706	$5,699
Medical	3,851	3,712
Corporate	15,367	27,808
Total depreciation and amortization	$20,924	$37,219

Income (loss) before taxes and equity in earnings of affiliates:	Three months ended March 31, 2021	Three months ended March 31, 2020

Dental	$1,125,154	$572,289
Medical	(897,051)	(669,814)
Corporate	(1,215,011)	(1,515,178)
Total loss before taxes and equity in earnings of affiliate	$(986,908)	$(1,612,703)

Total Assets:	March 31, 2021	December 31, 2020

Dental	$6,954,380	$6,035,645
Medical	1,019,186	923,658
Corporate	14,667,467	12,612,147
Total assets	$22,641,033	$19,571,450

The following table presents information about our operations by geographic area for three months ended March 31, 2021 and 2020.  Net sales by geographic area are based on the respective locations of our subsidiaries:

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Dental	Medical	Total	Dental	Medical	Total
Domestic: US/Canada
Instruments	$176,016	$-	$176,016	$525	$-	$525
Handpieces	794,984	8,150	803,134	697,360	-	697,360
Accessories	17,908		17,908	22,506	-	22,506
Total Domestic US	$988,908	$8,150	$997,058	$720,391	$-	$720,391

International: Rest of World
Instruments	$383,255	$42,500	$425,755	$242,504	$7,600	$250,104
Handpieces	954,534	20,400	974,934	830,208	200	830,408
Accessories	20,560	-	20,560	10,483	-	10,483
Total International	$1,358,349	$62,900	$1,421,249	$1,083,195	$7,800	$1,090,995

International: China
Instruments	$150,000	$-	$150,000	$-	$-	$-
Handpieces	356,400	-	356,400	-	-	-
Other	-	-	-	-	-	-
Total International	$506,400	$-	$506,400	$-	$-	$-

Total Product Sales	$2,856,658	$71,050	$2,924,707	$1,803,586	$7,800	$1,811,386

NOTE 12 -- CONCENTRATIONS

Milestone Scientific has informal arrangements with third-party manufacturers of the STA, epidural, and intra-articular devices, pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. Consequently, advances on contracts have been classified as current at March 31, 2021, and December 31, 2020 . The termination of the manufacturing relationship with any of these manufacturers could have a material adverse effect on Milestone Scientific’s ability to produce and sell its products. Although alternate sources of supply exist, and new manufacturing relationships could be established, Milestone Scientific would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, because of termination of such a relationship, would have a material adverse effect on Milestone Scientific’s financial condition, business, and results of operations.

For the three months ended March 31, 2021, and 2020 an aggregate of approximately 29% and 39% of the Company’s net product sales were from one domestic distributor, respectively. Additionally, three months ended March 31, 2021 approximately 18% of the Company’s net product sales are to Milestone China. Accounts receivable for the domestic  distributor and Milestone China amounted to approximately 28% and 21% of Milestone Scientific's gross accounts receivable as of March 31, 2021, respectively. Accounts receivable for the major customer/distributor amounted to approximately 69% of Milestone Scientific's gross accounts receivable as of December 31, 2020.

NOTE 13 -- RELATED PARTY TRANSACTIONS

United Systems

Milestone Scientific has a manufacturing agreement with United Systems (whose controlling shareholder, Tom Cheng, is a significant stockholder of Milestone Scientific), the principal manufacturers of its handpieces, pursuant to which it manufactures products under specific purchase orders, but without minimum purchase commitments. Purchases from this manufacturer were approximately $385,000 and $544,000 for the three months ended March 31, 2021 and 2020, respectively. As of March  31, 2021, and December 31, 2020, Milestone Scientific owed this manufacturer approximately $179,000 and $362,000, respectively, which is included in accounts payable, related party on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.

On April 29, 2020, the Board of Directors approved the purchase of United Systems accounts receivable ($370,260) See Note 6.

Milestone China

See Note 6.

Other

As of March 31, 2021, and December 31, 2020, Milestone Scientific had deferred compensation for Gian Domenico Trombetta, a director of the Company and the previous Chief Executive Officer of Wand Dental, of approximately $ zero and $ 275,000, respectively, which is included accrued expenses related party.

The Company engaged Mr. Trombetta as a consultant for a period of twelve months (beginning October 1, 2020 and ending September 30, 2021). Mr. Trombetta will provide International Business, Dental Segment information and business contacts to the Company and provide consulting services  for new International Business and Dental Segment concepts during this twelve-month consulting period. Under this  agreement, Mr. Trombetta is to receive $60,000 payable in Milestone Scientific shares. As of March 31, 2021, the company had $45,000 payable on this agreement, which is included accrued expenses related party, in the unaudited condensed consolidated balance sheet.

In August 2016, K. Tucker Andersen, a significant stockholder of Milestone Scientific, entered into an agreement with Milestone Scientific to provide financial and business strategic services. Expenses recognized on this agreement were $25,000 for each of the three months ended March 31, 2021 and 2020.

In January 2017, Milestone Scientific entered into a twelve-month agreement with Innovest S.p.A., a significant stockholder of Milestone Scientific, to provide consulting services. Expenses recognized on this agreement were zero and $20,000 for  the three months ended March 31, 2021 and 2020, respectively. This agreement was terminated on September 30, 2020.

The Director of Clinical Affairs’ royalty fee was approximately $136,000 and $95,000 for the three months ended March 31, 2021 and 2020, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of $39,000 for each of the three months ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, Milestone Scientific owed the Director Clinical Affairs for royalties of approximately $159,000 and $467,000, respectively, which is included in accounts payable, related party and accrued expense, related party, in the unaudited condensed consolidated balance sheet. See Note 14(3) below for additional information about the royalty agreement.

NOTE 14 — COMMITMENTS

(1)  Contract Manufacturing Agreement

Milestone Scientific has informal arrangements with third-party manufacturers of the STA, epidural, and intra-articular devices, pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. In January 2021, the Company entered into a new purchase commitment for the delivery of 2,000 dental instruments beginning in 2021. As of March 31, 2021, the purchase order commitment for dental instruments was approximately $1.5 million and advances of approximately $504,000 are reported in advances on contracts in the unaudited condensed consolidated balance sheet.

As of March 31, 2021, the Company has an open purchase order of approximately $102,000 for 100 Epidural instruments and has advanced approximately $54,000,against this purchase commitment. In January 2021, the Company entered a new purchase commitment for the delivery of 100 Epidural instruments beginning in 2021. As of March 31, 2021, the purchase order commitment for epidural instruments was approximately $328,000 and advances of approximately $150,000 are reported in advances on contract in the unaudited condensed consolidated balance sheet.

In February 2021, the company entered a new purchase commitment for the delivery of 246 cases of Epidural and CathCheck disposable kits beginning in April  2021. As of March 31, 2021, we have an open purchase order of approximately $58,000 for 246 cases of Epidural and CathCheck disposable kits and have advanced approximately$44,000 reported in advances on contract in the unaudited condensed consolidated balance sheet.

(2)  Leases

Operating Leases

In June 2015, the Company amended its original office lease for its headquarters in Livingston, New Jersey. Under the amendment, the Company leased an additional 774 square feet of rentable area of the building and extended the term of the lease through January 31, 2020 at a monthly cost of $12,522. The Company had an option to further extend the term of the lease, however, this option was not included in the determination of the lease’s right-of-use asset or lease liability. Per the terms of the lease agreement, the Company did not have a residual value guarantee. The Company was required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises in excess of new base year amounts. These costs were considered to be variable lease payments and were not included in the determination of the lease’s right-of-use asset or lease liability.

In August 2019, the Company made the decision to not renew the  existing office lease for it's corporate headquarters located in Livingston, New Jersey and instead signed a new seven (7) year lease in a new facility located in Roseland, New Jersey (the “Roseland Facility”), which commenced of January 8, 2020. Under the Roseland Facility lease, rent payments commenced on April 1, 2020 and the monthly lease payments escalate annually on January 1 of each year, and range from $9,275 to $10,898 per month over the lease term. The Company is also required to pay a fixed electric charge equal to $2.00 per square foot which is  paid in equal monthly installments over the lease term or $11,130 annually. These fixed monthly payments have been included in the measurement of the operating lease liability and related operating lease right-of-use asset as the Company has elected the practical expedient to not separate lease and non-lease components for all leases. The Company is also required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises in excess of new base year amounts, which are accounted for as variable lease expenses.

As of March 31, 2021, total operating lease right-of-use assets were $579,990 and total operating lease liabilities were $612,016, of which $73,596 and $538,421 were classified as current and non-current, respectively. As of March 31, 2021, total finance lease liabilities were $34,521, of which $7,977 and $26,544 were classified as current and non-current, respectively.  As of December 31, 2020, total operating lease right-of-use assets were $597,770 and total operating lease liabilities were $630,012, of which $72,031 and $557,981 were classified as current and non-current, respectively. As of December 31, 2020, total finance lease liabilities were $36,403, of which $7,796 and $28,607 were classified as current and non-current, respectively.

Cash flow information related to the Company's right-of-use assets and related lease liabilities were as follows:

	Three months ended March 31,
Lease cost	2021	2020
Cash paid for operating lease liabilities	31,303	17,264
Cash paid for finance lease liabilities	2,685	2,252
Right-of-use assets obtained in exchange for new operating lease liabilities (1)		663,009
Property and equipment obtained in exchange for new finance lease liabilities		43,242
(1) For the three months ended March 31, 2021, the balance includes operating leases existing as of the adoption of ASC 842 on January 1, 2021.

Weighted-average remaining lease term - operating leases (years)	6.0	7.0
Weighted-average remaining lease term- finance leases (years)	3.8	4.8

(3)  Other Commitments

The technology underlying the Safety Wand® and CompuFlo®, and an improvement to the controls for CompuDent® were developed by Mark Hochman, the Company’s Director of Clinical Affairs, and assigned to Milestone Scientific. Milestone Scientific purchased this technology pursuant to Technology Sale Agreement, dated January 1, 2005. The Director of Clinical Affairs will receive additional payments of 2.5% of the total sales of products using certain of these technologies, and 5% (or 2.5% effective as of May 9, 2027 – see below) of the total sales of products using certain other of the technologies until the expiration of the last patent covering these technologies. If products produced by third parties use any of these technologies (under license from us) then the Director of Clinical Affairs will receive the corresponding percentage of the consideration received by Milestone Scientific for such sale or license (see Note 13).

On October 13, 2020, Milestone Scientific announced a Group Purchasing Agreement with Premier, a leading healthcare improvement company. The Agreement, which became effective November 1, 2020, allows Premier members, at their discretion, to take advantage of special pricing and terms pre-negotiated by Premier for the CompuFlo® Epidural System and CathCheck™. This agreement expires on February 28, 2022.

On March 2, 2021, Milestone Scientific entered into a Royalty Sharing Agreement with Leonard Osser, the Company’s Interim Chief Executive Officer, pursuant to which Mr. Osser sold, transferred and assigned to the Company all of his rights in and to a certain patent application as to which he is a co-inventor with Mr. Hochman, and the Company agreed to pay to Mr. Osser, beginning May 9, 2027, half of the royalty (2.5%) on net sales that would otherwise be payable to Mr. Hochman and his wife under the Technology Sale Agreement referred to above, the Hochman's having agreed with the Company pursuant to an addendum to such Technology Sale Agreement dated February 25, 2021 to reduce from 5% to 2.5% the payments due to them on May 9, 2027 and thereafter, with respect to dental products.

NOTE 15— SUBSEQUENT EVENTS

Exercise of Warrants

Since the quarter ended March 31, 2021, the Company issued 52,000 shares of common stock for warrants exercised at  $1.20  for proceeds of $62,400.

Since the quarter ended March 31, 2021, the Company issued 25,000 shares of common stock for warrants exercised at  $2.60  for proceeds of $65,000.

On April 6, 2001, the Company and Leonard Osser, the Company’s Interim Chief Executive Officer, entered into a Succession Agreement to restructure certain of Mr. Osser’s existing agreements with the Company, which provide for additional and broader executive support, and at such time as he elects to step down as Interim Chief Executive Officer of the Company, to become the Vice Chairman of the Board  of Directors of the Company. This commitment is expected to be for at least five years.

Succession Agreement

With respect to (i) the Employment Agreement dated as of July 10, 2017 between Mr. Osser and the Company, pursuant to which upon Mr. Osser stepping down as Chief Executive Officer of the Company the Company agreed to employ him as Managing Director, China Operations of the Company (the “China Operations Agreement”), and (ii) the Consulting Agreement dated as of July 10, 2017 (the “Consulting Agreement”) between the Company and U.S. Asian Consulting Group, LLC, a company of which Mr. Osser is a principal, the compensation under the China Operations Agreement is modified to reduce the overall compensation by $100,000 to $200,000, split equally between a cash amount and an amount in shares, and the compensation under the Consulting Agreement is increased by $100,000 to $200,000, equally split between a cash amount and an amount in shares, which shares were formerly payable under the China Operations Agreement.  Compensation under the China Operations Agreement and the Consulting Agreement are payable for 9.5 years from the date Mr. Osser steps down as Interim-CEO. In connection with his acceptance of the Vice Chairman position and in consideration of his services as a member of the Board and agreement to provide certain additional general consulting services, he will be granted options to purchase 2,000,000 shares of common stock, exercisable at the fair market value of the common stock on the date of grant, vesting over the five-year period after he steps down as Chief Executive Officer of the Company or ten years from the date of grant, whichever shall end first.

Leonard Osser has announced his intention to resign as Interim Chief Executive Officer of the Company effective May 19, 2021 and will become Vice Chairman of the Board, and Arjan Haverhals, President of the Company, will assume the additional title of Chief Executive Officer of the Company.  The Company has from time to time taken steps to plan for the successor of Mr. Osser, most recently by on-boarding Mr. Haverhals as President and also entering into a previously disclosed Succession Agreement with Mr. Osser. In connection with the appointment by the Board of Directors on May 12, 2021 of Mr. Haverhals as Chief Executive Officer, Mr. Haverhals and the Company entered into an agreement effective as of May 19, 2021 increasing the base salary of Mr. Haverhals to $350,000 per year and providing for annual bonuses of up to $400,000 per year based, payable one-third in cash and two-thirds in shares of Common Stock of the Company plus options at the rate of double the amount of stock paid. The bonus for the period from May 19, 2021 through December 31, 2021 will be determined with respect to the achievement of the four bonus targets set forth in the agreement. The bonus targets for subsequent periods will be set by the Compensation Committee from time to time in its reasonable discretion.

Also on May 12, 2021, the Board of Directors appointed Scott Kahn as the Chief Financial Officer of the Company, effective May 24, 2021. Mr. Kahn has experience in environments as diverse as a start-up operation, a company going public for the first time (IPO) and divisions of Fortune 500 companies. Mr. Kahn has extensive accounting, finance, information systems and international operations experience. Mr. Kahn’s base salary will be $200,000 per year and he will be entitled to a bonus based on achievement of his and the Company’s performance, as determined by the Compensation Committee. Prior to joining the Company, Mr. Kahn was Chief Financial Officer and Vice President Finance and Human Resources of Diopsys, Inc., a privately held medical device manufacturer, a position he held since July 2006. From August 2005 to April 2006, Mr. Kahn was Chief Financial Officer of Diamond Chemical Co., Inc., a privately held chemical manufacturer. Prior thereto, Mr. Kahn was Corporate Controller of Pharmaceutical Formulations, Inc., publicly traded pharmaceutical manufacturer. Mr. Kahn, a certified public accountant and chartered global management accountant, received a B.A. in Accounting from Franklin and Marshall College, and an M.B.A., International Business, from Rutgers Business School.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussions of the financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements contained in this report and in connection with management's discussion and analysis and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission, or SEC on March 30, 2020. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements, within the meaning of section 21E of the Exchange Act, that involve risks and uncertainties. The actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

Our common stock was listed on the NYSE American on June 1, 2015 and trades under the symbol “MLSS”. We have developed a proprietary, computer-controlled anesthetic delivery instrument, using The Wand, a single use disposable handpiece. The instrument is marketed in dental sector under the trademark CompuDent®, and STA Single Tooth Anesthesia System and in medical sector under the trademark CompuMed. CompuDent is suitable for all dental procedures that require local anesthetic. CompuMed is suitable for many medical procedures regularly performed in plastic surgery, hair restoration surgery, podiatry, colorectal surgery, dermatology, orthopedics, and several other disciplines. The dental instruments are sold in the United States, U.S. territories, Canada, and in over 58 other countries abroad. In June 2017, the FDA approved our 510(k) applications for marketing clearance in the United States of our CompuFlo Epidural Computer Controlled Anesthesia System. We are in the process of meeting with medical facilities and device distributors within the United States and Europe. Through March 31, 2021 to date there have been twelve medical devices sold in the United States and limited amounts sold internationally. Certain of our medical instruments have obtained European CE mark approval and can be marketed and sold in most European countries.

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

Beginning in January 2021, the Company began a process of signing non-exclusive dental distribution arrangements with dental distributors in specific geographical locations in the United States and Canada. To date there are eight new non-exclusive dental distributors engaged in the USA and Canada. The goal is to add an additional non-exclusive distributor in three main cities in the USA.

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

In December 2016, we received notification from the FDA that based upon the 510(k)-application submitted for intra- articular injections, we did not adequately document that the device met the equivalency standard required for 510(k) clearances. Following consultation with the FDA Office of Device Evaluation, we intended to file a new 510(k) application for the device in 2019, however, due to financing constraints, a new 510(k) application was not filed in 2019. As of March 31, 2021, the Company has decided not to proceed with securing the FDA approval for the intra-articular instrument at this time. Milestone Medical’s immediate focus is on marketing its epidural device throughout the United States and Europe.

On April 21, 2020, Milestone Scientific, announced that it has validated and integrated the new CathCheck™ feature into the CompuFlo® Epidural System. Using CathCheck™. Physicians and nurses can now monitor the placement of a catheter to determine the presence or absence of a pulsatile waveform (heartbeat) providing new information that can be used to determine if the catheter is in place or has become dislodged from the epidural space. This can be performed within seconds by measuring the pulsatile waveform within the epidural space.

On October 13, 2020, Milestone Scientific announced a Group Purchasing Agreement with Premier[1], a leading healthcare improvement company. The Agreement, which became effective November 1, 2020, allows Premier members, at their discretion, to take advantage of special pricing and terms pre-negotiated by Premier for the CompuFlo® Epidural System and CathCheck™. This agreement expires on February 28, 2022.

Covid-19 Pandemic

The COVID-19 pandemic materially adversely affected the Company’s financial results and business operations. Demand for the Company’s products decreased, notably in our dental division, during the last fiscal year and only began to increase during the first quarter of 2021. However, such increased demand may or may not continue and/or demand may or may not increase from historical levels depending on the duration and severity of the COVID-19 pandemic, the effectiveness of the on-going vaccination process, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business and manufacturing disruption, inventory shortages, delivery delays, and reduced sales and operations, any of which could materially affect our business, financial condition, and results of operations.

The Company’s employees have been and are being affected by the COVID-19 pandemic. The majority of our office and management personnel are working remotely. The health of the Company’s workforce is of primary concern and the Company may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. Further, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across the entire Company, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, the Company’s ability to manage its business may be impaired, and operational risks, cybersecurity risks and other risks facing the Company prior to the pandemic may be elevated. The COVID-19 pandemic is affecting the Company’s customers, suppliers, vendors, and other business partners, but the Company is not able to  predict the ultimate consequences that will result therefrom.

All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management.

The COVID-19 pandemic did affect the Company’s operations in the second and third quarters and may continue to do so indefinitely thereafter. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, manufacturing, distribution, marketing,  sales operations, customer, and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three- month period ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year.

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category:

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Dental	Medical	Total	Dental	Medical	Total
Domestic: US/Canada
Instruments	$176,016	$-	$176,016	$525	$-	$525
Handpieces	794,984	8,150	803,134	697,360	-	697,360
Accessories	17,908		17,908	22,506	-	22,506
Total Domestic US	$988,908	$8,150	$997,058	$720,391	$-	$720,391

International: Rest of World
Instruments	$383,255	$42,500	$425,755	$242,504	$7,600	$250,104
Handpieces	954,534	20,400	974,934	830,208	200	830,408
Accessories	20,560	-	20,560	10,483	-	10,483
Total International	$1,358,349	$62,900	$1,421,249	$1,083,195	$7,800	$1,090,995

International: China
Instruments	$150,000	$-	$150,000	$-	$-	$-
Handpieces	356,400	-	356,400	-	-	-
Other		-	-	-		-
Total International	$506,400	$-	$506,400	$-	$-	$-

Total Product Sales	$2,853,658	$71,050	$2,924,707	$1,803,586	$7,800	$1,811,386

Current Product Platform

See Note 1, “Organization and Business”.

Results of Operations

The following table sets forth the consolidated results of operations for the three months ended March 31, 2021 and 2020, respectively. The trends suggested by this table may not be indicative of future operating results:

	Three Months Ended March 31,
	2021	2020

Operating results:
Product sales, net	$2,924,707	$1,811,386
Cost of products sold	1,122,413	527,250
Gross profit	1,802,294	1,284,136

Operating expenses:
Selling, general and administrative expenses	2,749,299	2,748,043
Research and development expenses	16,444	107,480
Depreciation and amortization expense	20,924	37,219
Loss from operations	(984,373)	(1,608,606)
Other income, and loss on earning net	(1,484)	(4,347)
Net loss	(985,857)	(1,612,953)
Net loss attributable to noncontrolling interests	(12,988)	(12,738)
Net loss attributable to Milestone Scientific Inc.	$(972,869)	$(1,600,215)

Cash flow:	March 31, 2021	March 31, 2020
Net cash used in operating activities	$(967,814)	$(972,079)
Net cash used in investing activities	$(5,916)	$(7,138)
Net cash provided by financing activities	$3,700,523	$228,920

Three months ended March 31, 2021 compared three months ended March 31, 2020

Net sales for 2021 and 2020 were as follows:

	2021	2020	Increase (Decrease)%

Dental	$2,853,657	$1,803,586	$1,050,071	58.22%
Medical	71,050	7,800	63,250	810.90%
Total sales, net	$2,924,707	$1,811,386	$1,113,321	61.46%

Consolidated revenue for the three months ended, March 31, 2021 and 2020 were approximately $2.9 million  and $1.8 million, respectively. Dental revenue increased approximately $1 million for the three months ending March 31, 2021 as compared to the three months ended March 31, 2020, due to re-opening of dental offices throughout the country, the rest of the world, and China. Medical revenue increased approximately $63,000 for the three months ending March 31, 2021 as compared to the three months ending March 31, 2020 due to the Company attending introductory meetings with medical device distributors within the United States and European markets.

Gross Profit for 2021 and 2020 were as follows:

	2021	2020	Increase (Decrease)%

Dental	$1,759,682	$1,279,845	$479,837	37.49%
Medical	42,612	4,291	38,321	893.06%
Total gross profit	$1,802,294	$1,284,136	$518,158	40.35%

Consolidated gross profit for the three months ended March 31, 2021 and 2020 approximately 62% and 71%, respectively. The decrease in the gross profit is due to the lower margin in sales to China.

Selling, general and administrative expenses 2021 and 2020 were as follows:

	2021	2020	Increase (Decrease)%

Dental	$631,882	$697,760	$(65,878)	(9.44%)
Medical	918,098	562,913	$355,186	63.10%
Corporate	1,199,319	1,487,370	$(288,051)	(19.37%)
Total selling, general and administrative expenses	$2,749,299	$2,748,043	$1,257	0.05%

Consolidated selling, general and administrative expenses for the  three months ended March 31, 2021 and 2020, were approximately $2.75 million, respectively. The increase of approximately $1,257 is categorized in several areas. Employee salaries, and benefits expenses increased approximately $616,000 during the three months ended March 31, 2021, as the Company hired additional employees to work on the commercialization of the CompuFlo® Epidural System. During the three months ended March 31, 2021,  employee travel and related expenses increased approximately $41,000 due to the  re-opening of dental, and medical offices throughout the country, and the rest of the world. The Company's trade shows, professional fees, quality control, and general expenses decreased approximately $747,000 while marketing and consulting expense increased approximately $53,000 for three months ended March 31, 2021.

Research and Development for 2021 and 2020 were as follows:

	2021	2020	Increase (Decrease)%

Dental	$-	$-	$-	0.00%
Medical	16,444	107,480	(91,036)	(84.70%)
Corporate	-	-	-	0.00%
Total research and development	$16,444	$107,480	$(91,036)	(84.70%)

Consolidated research and development expenses for the three months ended, March 31, 2021 and 2020, were approximately $16,000 and $107,000, respectively. The decrease is related to the company completed the upgrades to epidural devises in 2020.

Profit (Loss) from Operations for 2021 and 2020 were as follows:

	2021	2020	Increase Decrease	%

Dental	$1,126,069	$576,386	$549,683	95.37%
Medical	(895,781)	(669,814)	(225,968)	33.74%
Corporate	(1,214,661)	(1,515,178)	300,517	(19.83%)
Total loss from operations	$(984,373)	$(1,608,606)	$624,232	(38.81%)

The loss from operations was approximately $1 million and $1.6 million for the three months ending March 31, 2021 and 2020, respectively. The decrease is the result of increased in dental revenue, due to re-opening of dental offices throughout the country, the rest of the world, and China, as discussed above.

Liquidity and Capital Resources

On March 31, 2021, Milestone Scientific had cash and cash equivalents of approximately $17.0 million and working capital of approximately $18.6 million versus working capital of $15.7 million on December 31, 2020. For the three months ended March 31, 2021 and 2020, we had cash flows used in operating activities of approximately $1.0 million.

In the second quarter of 2020 the Company completed two capital raises. In April 2020, the Company completed a Common Stock Offering generating gross proceeds of approximately $5.1 million (5,420,000 common shares and 2,710,000 warrants). The combined price of the shares and warrants was $0.95 per share. The warrants are exercisable at a price of $1.20 per share and have an expiration of three years from the issue date. In June 2020, the Company completed a second Common Stock Offering generating gross proceeds of approximately $14.6 million (6,770,000 common shares and 3,749,000 warrants). The combined price of shares and warrants of was $2.15 per share. The warrants are exercisable at a of $2.60 and expire three  years from the issue date (see Note 9). With the combination of these two Common Stock Offerings, the Company has sufficient liquidity to support operations for at least a year after the date the unaudited condensed consolidated financial statements are issued.

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

Item 4. Controls and Procedures

Milestone Scientific’s Interim Chief Executive Officer has evaluated the effectiveness of the design and operation of Milestone Scientific’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, Milestone Scientific’s Interim Chief Executive Officer has concluded that the disclosure controls and procedures as of March 31, 2021 are effective to ensure that information required to be disclosed in the reports Milestone Scientific files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Milestone Scientific's management, including the Interim Chief Executive Officer to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

The COVID-19 pandemic has and may continue to adversely affect the Company’s business. Additional factors could exacerbate such negative consequences and/or cause other materially adverse effects.

The COVID-19 pandemic did materially adversely affect the Company’s financial results and business operations in the Company’s fiscal year ended December 31, 2020, while economic and health conditions in the United States and across most of the globe have continued to change rapidly since the end of 2020. In the short-term, demand for the Company’s dental products is showing an increase in sell through activity to dental offices. However the change in demand may or may not continue and/or demand may or may not increase from historical levels depending on the duration and severity of the COVID-19 pandemic, the effectiveness of the ongoing vaccination process, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business and manufacturing disruption, inventory shortages, delivery delays, and reduced sales and operations, any of which could materially affect our business, financial condition, and results of operations.

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

The COVID-19 pandemic affected the Company’s operations in the fiscal year ended December 31, 2020 and may continue to do so for an indeterminable period thereafter. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, manufacturing, distribution, marketing, sales operations, customer, and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the continued impact of the COVID-19 pandemic on the Company’s sales channels, supply chain, manufacturing, and distribution nor to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Item 2. Unregistered Sales of Equity Securities and use of proceeds

Not applicable.

Item 3. Default upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information- Departure of Officer; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Leonard Osser has announced his intention to resign as Interim Chief Executive Officer of the Company effective May 19, 2021 and will become Vice Chairman of the Board, and Arjan Haverhals, President of the Company, will assume the additional title of Chief Executive Officer of the Company.  The Company has from time to time taken steps to plan for the successor of Mr. Osser, most recently by on-boarding Mr. Haverhals as President and also entering into a previously disclosed Succession Agreement with Mr. Osser. In connection with the appointment by the Board of Directors on May 12, 2021 of Mr. Haverhals as Chief Executive Officer, Mr. Haverhals and the Company entered into an agreement effective as of May 19, 2021 increasing the base salary of Mr. Haverhals to $350,000 per year and providing for annual bonuses of up to $400,000 per year based, payable one-third in cash and two-thirds in shares of Common Stock of the Company plus options at the rate of double the amount of stock paid. The bonus for the period from May 19, 2021 through December 31, 2021 will be determined with respect to the achievement of the four bonus targets set forth in the agreement. The bonus targets for subsequent periods will be set by the Compensation Committee from time to time in its reasonable discretion.

Also on May 12, 2021, the Board of Directors appointed Scott Kahn as the Chief Financial Officer of the Company, effective May 24, 2021. Mr. Kahn has experience in environments as diverse as a start-up operation, a company going public for the first time (IPO) and divisions of Fortune 500 companies. Mr. Kahn has extensive accounting, finance, information systems and international operations experience. Mr. Kahn’s base salary will be $200,000 per year and he will be entitled to a bonus based on achievement of his and the Company’s performance, as determined by the Compensation Committee. Prior to joining the Company, Mr. Kahn was Chief Financial Officer and Vice President Finance and Human Resources of Diopsys, Inc., a privately held medical device manufacturer, a position he held since July 2006. From August 2005 to April 2006, Mr. Kahn was Chief Financial Officer of Diamond Chemical Co., Inc., a privately held chemical manufacturer. Prior thereto, Mr. Kahn was Corporate Controller of Pharmaceutical Formulations, Inc., publicly traded pharmaceutical manufacturer. Mr. Kahn, a certified public accountant and chartered global management accountant, received a B.A. in Accounting from Franklin and Marshall College, and an M.B.A., International Business, from Rutgers Business School.

Item 6. Exhibits and Financial Statement Schedules

Exhibit No	Description

31.1	Rule 13a-14(a) Certification-Chief Executive Officer*
32.1	Section 1350 Certifications-Chief Executive Officer**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith.
**	Furnished herewith and not filed, in accordance with item 601(32) (ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILESTONE SCIENTIFIC INC.

/s/ Leonard Osser
Leonard Osser
Interim Chief Executive Officer
(Principal Executive and Acting Chief Accounting Officer)
Date: May 14, 2021