Form 10-Q
period 2021-06-30
MILESTONE SCIENTIFIC INC.
filed 2021-08-13
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of  August 13, 2021, the registrant has a total of  67,166,428 shares of Common Stock, $0.001 par value outstanding.

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

Part I- Financial Information

Item 1. Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$15,977,330	$14,223,917
Accounts receivable, net	812,341	1,080,656
Accounts receivable, related party net	-	-
Prepaid expenses and other current assets	442,295	415,915
Inventories, net	1,479,391	2,420,179
Advances on contracts	1,393,817	414,202
Total current assets	20,105,174	18,554,869
Furniture, fixtures and equipment, net	30,749	30,729
Intangibles, net	306,544	329,249
Right of use assets	593,049	632,453
Other assets	24,150	24,150
Total assets	$21,059,666	$19,571,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$582,684	$482,972
Accounts payable, related party	201,887	385,138
Accrued expenses and other payables	1,390,560	824,454
Accrued expenses, related party	352,209	586,734
Current portion of finance leases liabilities	8,162	7,796
Current portion of operating lease right-of-use liabilities	76,008	72,031
Deferred profit, related party	337,145	242,589
Note payable	-	276,180
Total current liabilities	2,948,655	2,877,894
Finance lease liabilities	24,433	28,607
Operating lease liabilities	518,408	557,981
Total liabilities	$3,491,496	$3,464,482

Commitments and contingencies

Stockholders’ equity
Common stock, par value $.001; authorized 100,000,000 shares; 67,055,869 shares issued and 67,022,536 shares outstanding as of June 30, 2021; 64,171,435 shares issued and 64,138,102 shares outstanding as of December 31, 2020;	67,055	64,171
Additional paid in capital	123,075,664	117,934,696
Accumulated deficit	(104,539,294)	(100,885,957)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific Inc. stockholders' equity	17,691,909	16,201,394
Noncontrolling interest	(123,739)	(94,426)
Total stockholders’ equity	17,568,170	16,106,968
Total liabilities and stockholders’ equity	$21,059,666	$19,571,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Product sales, net	$2,425,738	$167,674	$5,350,445	$1,979,060
Cost of products sold	1,056,384	55,626	2,178,797	615,326
Gross profit	1,369,354	112,048	3,171,648	1,363,734

Selling, general and administrative expenses	4,011,672	3,155,630	6,760,969	5,875,123
Research and development expenses	14,834	108,170	35,760	215,650
Depreciation and amortization expense	215,420	21,138	231,864	54,457
Total operating expenses	4,241,926	3,284,938	7,028,593	6,145,230
Loss from operations	(2,872,572)	(3,172,890)	(3,856,945)	(4,781,496)
Interest expense	(4,461)	(4,062)	(6,996)	(8,159)
Gain on debt extinguishment-PPP	276,180	-	276,180	-
Loss before provision for income taxes and net of equity investments	(2,600,853)	(3,176,952)	(3,587,761)	(4,789,655)
Provision for income taxes	(83)	(1,250)	(333)	(1,500)
Loss before equity in net earnings (losses) of equity investments	(2,600,936)	(3,178,202)	(3,588,094)	(4,791,155)
Loss from China Joint Venture	(95,857)	-	(94,556)	-
Net loss	(2,696,793)	(3,178,202)	(3,682,650)	(4,791,155)
Net loss attributable to noncontrolling interests	(16,325)	(11,738)	(29,313)	(24,476)
Net loss attributable to Milestone Scientific Inc.	$(2,680,468)	$(3,166,464)	$(3,653,337)	$(4,766,679)

Net loss per share applicable to common stockholders—
Basic	(0.04)	(0.06)	(0.05)	(0.09)
Diluted	(0.04)	(0.06)	(0.05)	(0.09)

Weighted average shares outstanding and to be issued—
Basic	69,220,795	56,694,793	68,286,033	51,728,806
Diluted	69,220,795	56,694,793	68,286,033	51,728,806

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR Three and Six Months Ended  June 30, 2021 and 2020

(UNAUDITED)

	Common Stock Share	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total
Balance, January 1, 2021	64,171,435	$64,171	$117,934,696	$(100,885,957)	$(94,426)	$(911,516)	$16,106,968
Stock based compensation	-	-	113,507	-	-	-	113,507
Common stock issued to employee for compensation expensed in prior periods	7,075	7	-	-	-	-	7
Common stock to be issued for payment of consulting services expensed in prior periods	40,010	40	-	-	-	-	40
Common stock issued to board of directors for services expensed in prior periods	18,879	18	-	-	-	-	18
Common stock issued to employee for stock options exercised	435,558	436	689,754				690,190
Common stock to be issued to employees for bonuses	-	-	100,000	-	-	-	100,000
Common stock issued for warrants exercised	1,918,925	1,919	3,010,297	-	-	-	3,012,216
Net loss	-	-	-	(972,869)	(12,988)	-	(985,857)
Balance, March 31, 2021	66,591,882	$66,591	$121,848,254	$(101,858,826)	$(107,414)	$(911,516)	$19,037,089
Stock based compensation	-	-	193,824	-	-	-	193,824
Common stock issued to employee for compensation	4,202	4	14,996	-	-	-	15,000
Common stock to be issued for payment of consulting services	96,018	94	262,589	-	-	-	262,683
Common stock issued to board of directors for services	277,767	280	617,887	-	-	-	618,167
Common stock issued for warrants exercised	86,000	86	138,114	-	-	-	138,200
Net loss	-	-	-	(2,680,468)	(16,325)		(2,696,793)
Balance, June 30, 2021	67,055,869	$67,055	$123,075,664	$(104,539,294)	$(123,739)	$(911,516)	$17,568,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR Three and Six Months Ended June 30, 2020

(UNAUDITED)

	Common Stock Share	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total
Balance, January 1, 2020	49,410,176	$49,410	$96,082,324	$(93,524,297)	$(67,274)	$(911,516)	$1,628,647
Stock based compensation	-	-	30,715	-	-	-	30,715
Common stock issued to employee for compensation	22,633	23	14,989	-	-	-	15,012
Common stock to be issued for payment of consulting services	-	-	25,000	-	-	-	25,000
Common stock to be issued to employees for bonuses	-	-	171,046	-	-	-	171,046
Common stock issued for warrants	460,725	460	229,902	-	-	-	230,362
Net loss	-	-	-	(1,600,215)	(12,738)	-	(1,612,953)
Balance, March 31, 2020	49,893,534	49,893	96,553,976	(95,124,512)	(80,012)	(911,516)	487,829
Stock based compensation	-	-	23,946	-	-	-	23,946
Common stock issued to employee for compensation	11,450	11	14,989	-	-	-	15,000
Common stock to issued for payment of consulting services	278,581	279	381,520	-	-	-	381,799
Common stock to issued to board of directors for services	39,233	39	53,967	-	-	-	54,006
Common stock issued to employees for bonuses	202,617	203	(203)	-	-	-	-
Common stock to be issued to employees for bonuses	-	-	462,504	-	-	-	462,504
Common stock issued in public offering April 6,2020	5,420,000	5,420	4,621,022	-	-	-	4,626,442
Common stock issued in public offering-June 30, 2020	6,770,000	6,770	13,369,845	-	-	-	13,376,615
Acquired controlling interest in Milestone Advanced Cosmetic Systems	-	-	-	(24,387)	24,387	-	-
Common stock issued for warrants	620,750	621	718,029				718,650
Net loss				(3,166,464)	(11,738)	-	(3,178,202)
Balance, June 30, 2020	63,236,165	$63,236	$116,199,595	$(95,148,899)	$(55,625)	$(911,516)	$16,968,589

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MILESTONE SCIENTIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:	$(3,682,650)	$(4,791,155)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	13,055	31,851
Amortization of patents	22,705	26,506
Stock compensation	307,331	58,219
Employees paid in stock	748,171	714,005
Expense paid in stock	262,713	406,800
Loss on China joint venture	94,556	-
Non-cash operating lease expense	3,808	28,901
Gain on debt extinguishment-PPP	(276,180)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	268,315	1,603,379
Increase in accounts receivable, related party	-	-
Decrease in other assets	-	11,755
(Increase) decrease in inventories	940,788	(231,944)
Decrease in advances on contracts	(979,615)	(131,518)
Decrease in prepaid expenses and other current assets	(26,380)	50,162
Increase (Decrease) in accounts payable	99,713	(917,898)
(Decrease) increase in accounts payable, related party	(183,251)	(839,359)
Decrease in accrued expenses	551,136	272,953
Increase in accrued expenses, related party	(234,525)	(404,161)
Net cash used in operating activities	$(2,070,310)	$(4,111,504)
Cash flows from investing activities:
Purchase of property and equipment	(13,075)	(15,499)
Net cash used in investing activities	$(13,075)	$(15,499)
Cash flows from financing activities:
Proceeds from exercise of warrants	3,150,416	949,012
Payments finance lease obligations	(3,808)	(3,200)
Net proceeds from employee options exercised	690,190	-
Net proceeds from note payable	-	272,099
Net proceeds from Public Placement Offering	-	18,003,037
Net cash provided by financing activities	$3,836,798	$19,220,948
Net increase in cash and cash equivalents	1,753,413	15,093,945
Cash and cash equivalents at beginning of period	14,223,917	1,516,272
Cash and cash equivalents at end of period	$15,977,330	$16,610,217

Supplemental non-cash disclosure of cash flow information:
Initial recognition of operating lease-right of use assets	-	(706,071)
Initial recognition of operating lease right to used liabilities	-	706,071

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

In December 2016, we received notification from the FDA that based upon the 510(k)-application submitted for intra- articular injections, we did not adequately document that the device met the equivalency standard required for 510(k) clearances. Following consultation with the FDA Office of Device Evaluation, we intended to file a new 510(k) application for the device in 2019, however, due to financing constraints, a new 510(k) application was not filed in 2019 or 2020. As of June 30,2021, the Company has decided not to proceed with securing the FDA approval for the intra-articular instrument at this time. Milestone Medical’s immediate focus is on marketing its epidural device throughout the United States and Europe.

In April and June of 2020, the Company completed two Common Stock offerings generating net proceeds of approximately $4.6 million and $13.4 million, respectively (see Note 9). As of June 30,2021, cash on hand was approximately $16 million, an increase of $1.8 million from December 31, 2020.

NOTE 2 — LIQUIDITY  AND UNCERTAINTIES

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. As of June 30, 2021, the Company had an accumulated deficit of $104,539,294 and has incurred a net loss of approximately $2.7 million and $3.7 million for the three and six month period ending June 30, 2021.

In April and June of 2020, the Company completed Common Stock Offerings generating net proceeds of approximately $4.6 million and $13.4 million, respectively (see Note 9). As of June 30,2021, cash on hand was approximately $16 million, an increase of $1.8 million from December 31, 2020. Management believes the Company has sufficient liquidity to support operations beyond a year after the unaudited condensed consolidated financial statements issue date.

The coronavirus (COVID-19) adversely impacted our operations and those of our third-party partners.  As a result of the reduced hours and closings of dental offices throughout the country and the rest of the world due to the continuing spread of COVID-19, revenues for the three and six months ended June 30, 2020, were adversely affected. Business interruptions, including any interruptions resulting from COVID-19 could significantly disrupt our operations and could have a material adverse impact on our business during 2021. All of our employees are located in the U.S.

In addition to our employees, we rely on (i) distributors, agents, and third-party logistics providers in connection with product sales and distribution and (ii) raw material and component suppliers in the U.S., Europe, and China. If we, or any of these third-party partners encounter any disruptions to our or their respective operations or facilities, or if we or any of these third-party partners were to shut down for any reason, including by fire, natural disaster, such as a hurricane, tornado or severe storm, power outage, systems failure, labor dispute, pandemic or other public health crises, or other unforeseen disruption, then we or they may be prevented or delayed from effectively operating our or their business, respectively.

In addition, it is uncertain as to what effect the continuing spread of COVID-19 (such as the Delta variant) will have on our commercialization efforts of our CompuFlo Epidural and CathCheck system as medical devices. Such future developments could have a material adverse effect on our financial results and our ability to conduct business as expected.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Milestone Scientific and its wholly owned and majority owned subsidiaries, including, Wand Dental (wholly owned), Milestone Advanced Cosmetic (majority owned), and Milestone Medical (majority owned). All significant, intra-entity transactions and balances have been eliminated in consolidation.

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

Revenue from product sales is recognized upon transfer of control of a product to a customer, generally upon date of shipment. For certain arrangements where the shipping terms are freight-on-board (FOB) shipping, revenue is recognized upon delivery. The Company has no obligation on product sales for any installation, set-up, or maintenance, these being the responsibility of the buyer. Milestone Scientific's only obligation after transfer of control, except for specific contracts and arrangements that provide for customer right to return provisions, is the normal commercial warranty against manufacturing defects if the alleged defective unit is returned within the warranty period.

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

Disaggregation of Revenue

We operate in two operating segments: dental and medical. Therefore, results of our operations are reported on a dental and medical basis for purposes of segment reporting, consistent with internal management reporting. See Note 11 for revenues by geographical market, and product category for the six months ended June 30, 2021

6.  Variable Interest Entities

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

7.  Cash and Cash Equivalents

Milestone Scientific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of  June 30, 2021, and December 31, 2020 Milestone Scientific has  approximately $14.8 million  and $13.1 million, respectively, of investments with short term maturities classified as a cash equivalent.  At times, such investments, may be more than the Federal Deposit Insurance Corporation insurance limit.

8.  Accounts Receivable

Milestone Scientific sells a significant amount of its product on credit terms to its major distributors. Milestone Scientific estimates losses from the inability of its customers to make payments on amounts billed. Most credit sales are due within 90 days from invoicing. There have not been any significant credit losses incurred to date. As of June 30, 2021, and December 31, 2020, accounts receivable was recorded, net of allowance for doubtful accounts of $280,864 and $10,000 respectively.

9.  Inventories

Inventories principally consist of finished goods and component parts stated at the lower of cost (first-in, first-out method) or net realizable value. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess, slow moving, defective, and obsolete inventory is recorded if required based on past and expected future sales, potential technological obsolescence, and product expiration requirements. The valuation allowance creates a new cost basis for the inventory, and it is not subsequently marked up through a reduction in the valuation allowance based on any changes in the underlying facts and circumstances. When the valuation allowance is initially recorded, the increase to the allowance is recognized as an increase in cost of sales. The valuation allowance is only reduced if or when the underlying inventory is sold or destroyed, at which time cost of sales recognized would include the previous adjusted cost basis. As of June 30,2021, and December 31, 2020, inventory was recorded net of a valuation allowance for slow moving and defective inventory of approximately $450,000, and $453,000, respectively. See Note 4.

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

On June 30, 2021 and December 31, 2020, we had no uncertain tax positions that required recognition in the unaudited condensed consolidated financial statements. Milestone Scientific's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the condensed consolidated statements of operations. No interest and penalties are present for periods open. Tax returns for the 2017, 2018, and 2019 years are subject to audit by federal and state jurisdictions.

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

Since Milestone Scientific had net losses in the six months ended June 30, 2021, and 2020, the assumed effects of the exercise of potentially dilutive outstanding stock options, and warrants, were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, and warrants totaled 8,015,193 and 7,686,628 on June 30, 2021, and 2020, respectively.

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of an input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. As of June 30, 2021 and December 31, 2020, the Company does not have any assets or liabilities that were measured at fair value on a recurring basis. The carrying amounts reported in the accompanying unaudited condensed consolidated financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments.

19.  Stock-Based Compensation

Milestone Scientific accounts for stock-based compensation under ASC 718, "Compensation - Stock Compensation" (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the Condensed Consolidated Statements of Operations over the vesting period based on the grant-date fair values.

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

22.  Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which clarifies the accounting treatment for the accounting tax aspects relating, in part, to the intra-period allocations and foreign subsidiaries. ASU 2019-12 is effective for all entities with fiscal years beginning after December 15, 2020. The adoption of this standard as of January 1, 2021, did not have a material effect on the Company’s unaudited condensed consolidated financial statement presentation.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued a new standard ASU No.2016-13, “Financial Instruments – Credit Losses” (Topic 326). The new standard is intended to replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. It will be effective for all smaller reporting entities for fiscal years and interim periods, beginning after December 15, 2022. The Company is analyzing the impact of the adoption of this standard.

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

In May 2021, FASB issued ASU 2021-04, Earnings Per Share (topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40) – Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which provides guidance of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The amendments in this ASU are effective January 1, 2022, including interim periods. Early adoption is permitted. The Company will apply the amendments prospectively to modifications or exchanges occurring on or after January 1, 2022. The Company will evaluate the impact of ASU 2021-04 on any future changes to the terms and conditions of its warrants.

NOTE 4 — INVENTORIES

Inventories consist of the following:

	June 30, 2021	December 31, 2020

Dental finished goods, net	$764,434	$1,888,141
Medical finished goods, net	533,633	200,327
Component parts and other materials	181,324	331,711
Total inventories	$1,479,391	$2,420,179

On June 30, 2021, there are allowances for slow moving medical finished goods of approximately $450,000. As of December 31, 2020, there are allowances for slow moving medical finished goods of approximately $450,000 and damaged slow moving dental finished goods of approximately $3,000.

NOTE 5 — ADVANCES ON CONTRACTS

The advances on contracts represent funding of future STA inventory purchases, epidural instruments, and epidural replacements parts. The balance of the advances as of June 30, 2021 and December 31, 2020 is $1,393,817 and $414,202, respectively.

NOTE 6 — INVESTMENT IN AND TRANSACTIONS WITH EQUITY INVESTEES

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

However, as of the filing date of this Quarterly Report, due to the COVID-19 pandemic, the regulatory documentation for the planned merger has been placed in suspense since applicable government offices are still closed in China and Hong Kong. According to documentation provided to Milestone Scientific with respect to transaction, Milestone Scientific is expected to have an approximate 28.4% direct ownership in Anhui. Milestone China and certain marketing affiliates are expected to be dissolved upon completion of the merger and upon the required regulatory filings in China and Hong Kong. However, this transaction has not been completed, and the participation of Milestone Scientific and the final terms may change.

Milestone Scientific, in previous years, reduced its investment in Milestone China to zero and had accumulated losses over the investment balance of approximately $5.9 million at December 31, 2020, which have been suspended.

For the three and six months ended June 30, 2021, Milestone Scientific shipped instruments and handpieces to Milestone China and its agents and recognized revenue approximately of $525,000 and $1 million, respectively. The Company did not recognize any revenue related to Milestone China for the three and six months ended June 30, 2020. As of June 30, 2021,  the Company has approximately $178,000 of deposits from Milestone China for future shipment of goods included in accrued expenses, related party on the accompanying condensed consolidated balance. Due to the current geo economic situation and the US-China relations, Milestone Scientific recorded an allowance against accounts receivable, related party and sales allowance of $270,864 for the quarter ended June 30, 2021. This reserve will be reviewed quarterly and adjusted based on updated fact and circumstances.

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

On May 18, 2021, Milestone China’s repurchase option expired and the Company authorized the dissolution of Milestone Advanced Cosmetic Systems Inc.

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

At June 30 ,2021 and  December 31, 2020, the deferred profit was approximately and $337,000 and $243,000, respectively, which is included in deferred profit, related party in the condensed consolidated balance sheets. For three and six months ended   June 30, 2021 and 2020 Milestone Scientific recorded loss on equity investment of $95,000 in relation to gross profit on product sold to Milestone China.

NOTE 7 — PATENTS

	June 30, 2021
	Cost	Accumulated Amortization	Net
Patents-foundation intellectual property	$1,377,863	$(1,071,319)	$306,544
Total	$1,377,863	$(1,071,319)	$306,544

	December 31, 2020
	Cost	Accumulated Amortization	Net
Patents-foundation intellectual property	$1,377,863	$(1,048,614)	$329,249
Total	$1,377,863	$(1,048,614)	$329,249

Patents are amortized utilizing the straight-line method over estimated useful lives ranging from 3 to 20 years. Amortization expense was approximately $11,000 and $22,000 for the three and six months ended June 30, 2021, and  2020, respectively

NOTE 8 — NOTE PAYABLE

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

The Loan matures on April 27, 2022, and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 26, 2020. The Note is due April 27, 2022, in a balloon payment if the loan is not forgiven. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations originating before February 15, 2020.

During the quarter ending June 30, 2021, the Company received forgiveness for the PPP loan of approximately $276,000 which is included in the condensed consolidated income statements as Gain on debt extinguishment-PPP.

NOTE 9 — STOCKHOLDERS’ EQUITY

Public Offering and Private Placement

In the second quarter of 2020, the Company completed two public offerings. In April 2020, a Common Stock offering generating gross proceeds of approximately $5.1 million (5,420,000 common shares and 2,710,000 warrants). The combined price of the shares and warrants was $0.95 per share. The warrants are exercisable at a price of $1.20 per share and have an expiration of three years from the issue date. In June 2020, the Company completed a second Common Stock offering generating gross proceeds of approximately $14.6 million (6,770,000 common shares and 3,749,000 warrants). The combined price of the shares and warrants was $2.15 per share. The warrants are exercisable at $2.60 and expire three years from the issue date.

Warrants

The following table summarizes information about shares issuable under warrants outstanding as of June 30, 2021 :

	Warrant shares outstanding	Weighted Average exercise price	Weighted Average remaining life	Intrinsic value

Outstanding at January 1, 2021	6,369,396	$1.97	$2.48	$2,784,117
Issued	-
Exercised	(2,004,926)	1.57	-
Expired or cancelled	-	-	-	-
Outstanding and exercisable at June 30, 2021	4,364,470	$2.15	$2.01	$1,796,413

The following table summarizes information about shares issuable under warrants outstanding as of  June 30, 2020

	Warrant shares outstanding	Weighted Average exercise price	Weighted Average remaining life	Intrinsic value

Outstanding at January 1, 2020	1,074,171	$0.50	$4.10	$956,012
Issued	6,459,000	2.01	3.00	-
Exercised	(1,081,475)	0.88	-	-
Expired or cancelled	-	-	-	-
Outstanding and exercisable at June 30, 2020	6,451,696	$1.95	$2.98	$2,430,184

Shares to Be Issued

As of June 30, 2021 and 2020, there were 2,264,127 and 2,370,345 shares to be issued whose issuance has been deferred to the certain executives and employees of Milestone Scientific, respectively.

As of June 30, 2021 and 2020, there were 144,024 and 149,285 shares, respectively, to be issued to non-employees, that will be issued for services rendered. The number of shares was fixed at the date of grant and were fully vested upon grant date.

The following table summarizes information about shares to be issued on June 30, 2021 and 2020, respectively.

	June 30, 2021	June 30, 2020

Shares-to-be-issued, outstanding January 1, 2021 and 2020, respectively	2,428,329	2,375,760
Granted in current period	33,238	358,482
Issued in current period	(53,416)	(214,612)
Shares-to be issued outstanding June 30, 2021 and 2020, respectively	2,408,151	2,519,630

Stock Option Plans

In June 2011, the stockholders of Milestone Scientific approved the 2011 Stock Option Plan (the "2011 Plan") which originally provided for stock options to our employees, directors and consultants to purchase, and restricted common stock, restricted stock units, and other awards for, up to 2,000,000 shares of common stock and was later amended in 2016 to increase the maximum number of shares reserved for grant to 4,000,000. Generally, options become exercisable over a three-year period from the grant date and expire five years after the date of grant. As of June 30, 2021, and December 31, 2020, the Company had 2,471,659, and 424,425, respectively, remaining options available for grants.

The Milestone Scientific Inc. 2020 Equity Compensation Plan, as amended and restated (the "2020 Plan"), provides for awards of restricted common, stock restricted stock units, and other awards for options to purchase, up to a maximum 4,000,000 shares of common stock and expires in June 2031. Options may be granted to employees, directors, and consultants of Milestone Scientific for the purchase of shares of common stock at a price not less than the fair market value of common stock on the date of grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant.

On April 8, 2021, as part of its Succession Plan going into effect on April 23, 2021, the Company announced that Leonard Osser, the Interim Chief Executive Officer, would be accepting the role of Vice Chairman of the Board of Directors. As part of accepting this role, he would be granted options to purchase 2,000,000 shares of common stock, exercisable at the fair market value of the common stock on the date of grant, vesting over the five-year period after he steps down as Chief Executive Officer of the Company or ten years from the date of grant, whichever shall end first. The options were issued pursuant to the 2020 Plan.

Milestone Scientific recognizes compensation expense over the requisite service period and in the case of performance-based options over the period of the expected performance. For the six  months ended June  30, 2021 and 2020, Milestone Scientific recognized approximately $286,00 and $48,000 of total employee compensation cost, respectively. As of June 30, 2021 there was approximately $3.5 million of total unrecognized compensation cost related to non- vested options. Milestone Scientific expects to recognize these costs over a weighted average period of 4.4 years.

A summary of option activity for employees under the plans and changes during the six months ended June 30, 2021 and 2020 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2021	1,953,443	1.88	3.09	476,964
Granted	2,032,175	2.48	-	-
Exercised during 2021	(435,558)	1.58	-	-
Forfeited or expired	-	-	-	-
Options outstanding June 30, 2021	3,550,060	2.26	7.00	188,018
Exercisable, June 30, 2021	745,092	1.93	2.41	124,701

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2020	1,212,442	1.71	2.40	-
Granted	-	-	-	-
Exercised during 2020	-	-	-	-
Forfeited or expired	-	-	-	-
	1,212,442	1.71	2.40	-
Exercisable, June 30, 2020	1,117,829	1.84	1.84	-

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the six month period ended June 30, 2021 risk free interest rate of .19%-1.15% , Volatility of 69.1%-94% (which is based on the Company’s historical volatility over the expected term), expected term of 3-6.5 years, 0% dividend rate and closing price of the stock of $2.46-$3.79.

A summary of option activity for non-employees under the plans and changes during the six months ended June 30, 2021 and 2020 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2021	74,997	1.41	3.18	54,748
Granted	16,666	4.30
Exercised during 2021	-	-	-	-
Options outstanding June 30, 2021	91,663	1.69	2.87	77664
Exercisable, June 30, 2021	52,769	1.68	2.12	50,658

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2020	49,998	1.87	2.94	-
Granted	8,333	1.65		-
Exercised during 2020	-	-	-	-
Options outstanding June 30, 2020	58,331	1.87	2.94
Exercisable, June 30, 2020	41,663	1.71	2.03	84,579

The fair value of the non-employee options was estimated on the date of grant using the Black Scholes option-pricing model at the date of grant. For the three and six months ended  June 30, 2021, Milestone Scientific recognized approximately $4,800 and $15,000 expense related to non-employee options, respectively. For the six months ended  June 30, 2020, Milestone Scientific recognized approximately $7,000 expense related to non-employee options, respectively.

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the six month ended June 30, 2021, risk free interest rate of 0.3%, Volatility of 86.97% to 94.05%, expected term of 5 years, 0%  dividend rate and closing price of the stock of $3.57 to $4.30.

The information below summarizes the restricted stock activity for the six months ended June 30, 2021:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value per Award

Non-vested as December 31, 2020	-	$-
Granted	79,365	2.52
Vested	-	-
Non-vested as June 30, 2021	79,365	$2.52

For the three and six months ended June 30, 2021, stock compensation expense for restricted stock was $20,833.

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

NOTE 11 — SEGMENT AND GEOGRAPHIC DATA

We conduct our business through two reportable segments: Dental and Medical. These segments offer different products and services to different customer bases. The Company provides general corporate services to its segments; however, these services are not considered when making operating decisions and assessing segment performance. These services are reported under “Corporate Services” below and these include costs associated with executive management, investor relations, patents, trademarks, licensing agreements, new instruments developments, financing activities and public company compliance.

The following tables present information about our reportable and operating segments:

Net Sales:	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020

Dental	$2,404,738	$165,674	$5,258,395	$1,969,260
Medical	21,000	2,000	92,050	9,800
Total net sales	$2,425,738	$167,674	$5,350,445	$1,979,060

Operating Income (Loss):	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020

Dental	$524,798	$(650,236)	$1,650,831	$(223,856)
Medical	(1,135,001)	(814,429)	(2,030,720)	(1,484,241)
Corporate	(2,262,369)	(1,708,225)	(3,477,056)	(3,073,399)
Total operating loss	$(2,872,572)	$(3,172,890)	$(3,856,945)	$(4,781,496)

Depreciation and Amortization	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020

Dental	$860	$3,101	$2,566	$8,800
Medical	1,165	621	5,016	4,333
Corporate	12,809	17,416	28,178	45,224
Total depreciation and amortization	$14,834	$21,138	$35,760	$54,457

Income (loss) before taxes and equity in earnings of affiliates:	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020

Dental	$598,166	$(651,384)	$1,723,284	$(225,845)
Medical	(1,136,271)	(815,391)	(2,033,260)	(1,486,310)
Corporate	(2,062,748)	(1,710,177)	(3,277,785)	(3,077,500)
Total loss before taxes and equity in earnings of affiliate	$(2,600,853)	$(3,176,952)	$(3,587,761)	$(4,789,655)

Total Assets:	June 30, 2021	December 31, 2020

Dental	$6,639,102	$6,035,645
Medical	1,196,977	923,658
Corporate	13,223,587	12,612,147
Total assets	$21,059,666	$19,571,450

The following table presents information about our operations by geographic area for three months ended June 30, 2021 and 2020.  Net sales by geographic area are based on the respective locations of our subsidiaries:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Domestic: US
Instruments	$178,752	$-	$178,752	$-	$-	$-
Handpieces	802,916	-	802,916	36,812	2,000	38,812
Accessories	18,974		18,974	1,542		1,542
Total Domestic US	$1,000,642	$-	$1,000,642	$38,354	$2,000	$40,354

International: Rest of World	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	156,588	$15,500	$172,088	$31,800	$-	$31,800
Handpieces	709,624	5,500	715,124	87,632	-	87,632
Accessories	12,548	-	12,548	7,888	-	7,888
Total International	$878,761	$21,000	$899,761	$127,320	$-	$127,320

International: China	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$78,000	$-	$78,000	$-	$-	$-
Handpieces	447,336	-	447,336	-	-	-
Other		-	-		-	-
Total International	525,336	-	525,336	-	-	-

Total Product Sales	$2,404,738	$21,000	$2,425,738	$165,674	$2,000	$167,674

The following table presents information about our operations by geographic area for six months ended June 30, 2021 and 2020.  Net sales by geographic area are based on the respective locations of our subsidiaries:

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Dental	Medical	Total	Dental	Medical	Total
Domestic: US
Instruments	$354,768	$-	$354,768	$525	$-	$525
Handpieces	1,597,900	8,150	1,606,050	633,490	2,000	635,490
Accessories	36,882		36,882	21,590		21,590
Total Domestic US	$1,989,550	$8,150	$1,997,700	$655,605	$2,000	$657,605

International: Rest of World	Dental	Medical	Total	Dental	Medical	Total
Instruments	$539,841	$58,000	$597,841	$274,304	$7,600	$281,904
Handpieces	1,663,559	25,900	1,689,459	1,017,923	200	1,018,123
Accessories	33,109	-	33,109	21,428	-	21,428
Total International	$2,236,509	$83,900	$2,320,409	$1,313,655	$7,800	$1,321,455

International: China	Dental	Medical	Total	Dental	Medical	Total
Instruments	$228,000	$-	$228,000	$-	$-	$-
Handpieces	804,336	-	804,336	-	-	-
Other		-	-	-		-
Total International	1,032,336	-	$1,032,336	$-	$-	$-

Total Product Sales	$5,258,395	$92,050	$5,350,445	$1,969,260	$9,800	$1,979,060

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

For the three months ended June 30, 2021, domestic and international net product sales were approximately 41% and 57% respectively, of aggregate net product sales. For the six  months ended June 30, 2021, domestic and international net product sales were approximately 37% and 63%, respectively, of aggregate net product sales.

For the three months ended June 30, 2020, domestic and international net product sales were approximately 24% and 76%, respectively, of aggregate net product sales. For the six  months ended June 30, 2020, domestic and international net product sales were approximately 33% and 67%, respectively, of aggregate net product sales.

Accounts receivable for domestic and international distributors was approximately 41% and 59%, respectively, of Milestone Scientific's gross accounts receivable as of June 30, 2021. Accounts receivable for the major customer/distributor amounted to approximately 61% of Milestone Scientific's gross accounts receivable as of June 30, 2020.

NOTE 13 -- RELATED PARTY TRANSACTIONS

United Systems

Milestone Scientific has a manufacturing agreement with United Systems (whose controlling shareholder, Tom Cheng, is a significant stockholder of Milestone Scientific), the sole manufacturer of its handpieces, pursuant to which it manufactures products under specific purchase orders, but without minimum purchase commitments. Purchases from this manufacturer were approximately $384,000 and $751,000 for the three months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, and December 31, 2020, Milestone Scientific owed this manufacturer approximately $200,000 and $362,000, respectively, which is included in accounts payable, related party on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively. In June 2021, the Company signed a ten year agreement with United Systems for manufacturing the handpieces.

On April 29, 2020, the Board of Directors approved the purchase of United Systems’ accounts receivable ($370,260). See Note 6.

Milestone China

See Note 6.

Other

As of   June 30, 2021 and December 31, 2020, Milestone Scientific had deferred compensation for Gian Domenico Trombetta, a director of the Company and the previous Chief Executive Officer of Wand Dental, of approximately $0.00 and $275,000, respectively, which is included in accrued expenses related party.

The Company engaged Mr. Trombetta as a consultant for a period of twelve months (beginning October 1, 2020 and ending September 30, 2021), to provide International Business, Dental Segment information and business contacts to the Company and provide consulting services for new International Business and dental segment. For the three and six months ended June 30, 2021 the Company expensed $15,000 and $30,000, respectively, for services.

In August 2016, K. Tucker Andersen, a significant stockholder of Milestone Scientific, entered into an agreement with Milestone Scientific to provide financial and business strategic services. Expenses recognized on this agreement were $25,000 and $50,000 for each of the three and six months ended  June 30, 2021 and 2020, respectively.

In January 2017, Milestone Scientific entered into a twelve-month agreement with Innovest S.p.A., a significant stockholder of Milestone Scientific, to provide consulting services. Expenses recognized on this agreement were $20,000, and $40,000 for the three and six months months ended June 30, 2020, respectively. This agreement was terminated on September 30, 2020.

The Director of Clinical Affairs’ royalty fee was approximately $111,000 and $97,000 for the three months ended June 30, 2021 and 2020, respectively. The Director of Clinical Affairs’ royalty fee was approximately $248,000 and $19,000 for the six months ended June 30, 2021 and 2020, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of $39,000  and $78,000 for each of the three and six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, Milestone Scientific owed the Director Clinical Affairs for royalties of approximately $134,000 and $127,000, respectively, which is included in accounts payable, related party and accrued expense, related party, in the unaudited condensed consolidated balance sheet. See Note 14(3) below for additional information about the royalty agreement

NOTE 14 — COMMITMENTS

(1)  Contract Manufacturing Agreement

Milestone Scientific has informal arrangements with third-party manufacturers of the STA, epidural, and intra-articular devices, pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. In January 2021, the Company entered into a new purchase commitment for the delivery of 2,000 dental instruments beginning in 2021. As of June 30, 2021, the purchase order commitment for dental instruments was approximately $2.9 million and advances of approximately $1 million are reported in advances on contracts in the unaudited condensed consolidated balance sheet.

As of June 30, 2021, the purchase order commitment for epidural instruments was approximately $328,000 and advances of approximately $150,000 are reported in advances on contract in the unaudited condensed consolidated balance sheet.

In February 2021, the Company entered a new purchase commitment for the delivery of 1,185 cases of Epidural and CathCheck disposable kits beginning in April  2021. As of June 30, 2021, we have an open purchase order of approximately $197,000 for 1,185 cases of Epidural and CathCheck disposable kits and have advanced approximately $172,000, reported in advances on contract in the unaudited condensed consolidated balance sheet.

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

In August 2019, the Company made the decision to not renew the  existing office lease for its corporate headquarters located in Livingston, New Jersey and instead signed a new seven year lease in a new facility located in Roseland, New Jersey (the “Roseland Facility”), which commenced of January 8, 2020. Under the Roseland Facility lease, rent payments commenced on April 1, 2020 and the monthly lease payments escalate annually on January 1 of each year, and range from $9,275 to $10,898 per month over the lease term. The Company is also required to pay a fixed electric charge equal to $2.00 per square foot which is  paid in equal monthly installments over the lease term or $11,130 annually. These fixed monthly payments have been included in the measurement of the operating lease liability and related operating lease right-of-use asset as the Company has elected the practical expedient to not separate lease and non-lease components for all leases. The Company is also required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises in excess of new base year amounts, which are accounted for as variable lease expenses.

As of June 30, 2021, total operating lease right-of-use assets were $593,049 and total operating lease liabilities were $594,416, of which $76,008 and $518,408 were classified as current and non-current, respectively. As of June 30, 2021, total finance lease liabilities were $32,595, of which $8,162 and $24,433 were classified as current and non-current, respectively.  As of December 31, 2020, total operating lease right-of-use assets were $597,770 and total operating lease liabilities were $630,012, of which $72,031 and $557,981 were classified as current and non-current, respectively. As of December 31, 2020, total finance lease liabilities were $36,403, of which $7,796 and $28,607 were classified as current and non-current, respectively.

Cash flow information related to the Company's right-of-use assets and related lease liabilities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost	2021	2020	2021	2020
Cash paid for operating lease liabilities	31,303	30,820	62,606	48,084
Cash paid for finance lease liabilities	2,685	2,685	5,370	4,937
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	-	-	-	663,009
Property and equipment obtained in exchange for new finance lease liabilities	-	-	-	43,242
(1) For the six months ended June 30, 2021, the balance includes operating leases existing as of the adoption of ASC 842 on January 1, 2021

Weighted-average remaining lease term - operating leases (years)	-	-	5.8	6.8
Weighted-average remaining lease term- finance leases (years)	-	-	3.6	4.60

(3)  Other Commitments

The technology underlying the Safety Wand® and CompuFlo®, and an improvement to the controls for CompuDent®, were developed by Dr. Mark Hochman, the Company’s Director of Clinical Affairs, .Milestone Scientific purchased this technology pursuant to that certain Technology Sale Agreement, dated January 1, 2005, as amended. The Director of Clinical Affairs will receive additional payments of 2.5% of the total sales of products using certain of these technologies, and 5% (or 2.5% effective as of May 9, 2027 – see below) of the total sales of products using certain other of the technologies until the expiration of the last patent covering these technologies (see Note 13).

On March 2, 2021, Milestone Scientific entered into a Royalty Sharing Agreement with Leonard Osser, the Company’s Interim Chief Executive Officer, pursuant to which Mr. Osser sold, transferred and assigned to the Company all of his rights in and to a certain patent application as to which he is a co-inventor with Dr. Hochman, and the Company agreed to pay to Mr. Osser, beginning May 9, 2027, half of the royalty (2.5%) on net sales that would otherwise be payable to Dr. Hochman and his wife under the Technology Sale Agreement referred to above, the Hochman's having agreed with the Company pursuant to an addendum to such Technology Sale Agreement dated February 25, 2021 to reduce from 5% to 2.5% the payments due to them on May 9, 2027 and thereafter, with respect to dental products.

Succession Agreement

With respect to (i) the Employment Agreement dated as of July 10, 2017 between Mr. Osser and the Company, pursuant to which upon Mr. Osser stepping down as Chief Executive Officer of the Company the Company agreed to employ him as Managing Director, China Operations of the Company (the “China Operations Agreement”), and (ii) the Consulting Agreement dated as of July 10, 2017 (the “Consulting Agreement”) between the Company and U.S. Asian Consulting Group, LLC, a company of which Mr. Osser is a principal, the compensation under the China Operations Agreement is modified to reduce the overall compensation by $100,000 to $200,000, split equally between a cash amount and an amount in shares, and the compensation under the Consulting Agreement is increased by $100,000 to $200,000, equally split between a cash amount and an amount in shares, which shares were formerly payable under the China Operations Agreement.  Compensation under the China Operations Agreement and the Consulting Agreement are payable for 9.5 years from May 19, 2021.

NOTE 15— SUBSEQUENT EVENTS

On May 12, 2021, the Board of Directors appointed Scott Kahn as the Chief Financial Officer of the Company, effective May 24, 2021, at a base salary of $200,000 per year. On July 2, 2021, Mr. Kahn and the Company reached a mutual decision to part ways.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussions of the financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements contained in this report and in connection with management's discussion and analysis and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission, or SEC, on March 31, 2021. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements, within the meaning of section 21E of the Exchange Act, that involve risks and uncertainties. The actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

Our common stock was listed on the NYSE American on June 1, 2015 and trades under the symbol “MLSS”. We have developed a proprietary, computer-controlled anesthetic delivery instrument, using The Wand, a single use disposable handpiece. The instrument is marketed in the dental sector under the trademark CompuDent®, and STA Single Tooth Anesthesia System, and in the medical sector under the trademark CompuMed. CompuDent is suitable for all dental procedures that require local anesthetic. CompuMed is suitable for many medical procedures regularly performed in plastic surgery, hair restoration surgery, podiatry, colorectal surgery, dermatology, orthopedics, and several other disciplines. The dental instruments are sold in the United States, U.S. territories, Canada, and in over 60 other countries abroad. In June 2017, the FDA approved our 510(k) applications for marketing clearance in the United States of our CompuFlo Epidural Computer Controlled Anesthesia System. We are in the process of meeting with medical facilities and device distributors within the United States and Europe. To date there have been twelve medical devices sold in the United States and limited amounts sold internationally. Certain of our medical instruments have obtained European CE mark approval and can be marketed and sold in most European countries.

Milestone Scientific remains focused on advancing efforts to achieve the following four primary objectives:

●

Establishing Milestone’s DPS Dynamic Pressure Sensing technology platform as the standard-of-care in painless and precise drug delivery, providing for the first time, objective visual and audible in-tissue pressure feedback, and continuing to expand platform applications;

●

Following obtaining successful FDA clearance of our first medical device, Milestone Scientific is transitioning from a research and development organization to a commercially focused medical device company;

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

Beginning January 1, 2016, Milestone Scientific entered into a non-exclusive distribution agreement with Henry Schein, Inc. (“Henry Schein”). In June 2016, that agreement was replaced with an exclusive distribution arrangement for our dental products for the United States and Canada with Henry Schein. In December 2020, the exclusive distribution arrangement with Henry Schein was replaced with a non-exclusive distribution arrangement, for distribution in the United States and Canada.

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

In December 2016, we received notification from the FDA that based upon the 510(k)-application submitted for intra-articular injections, we did not adequately document that the device met the equivalency standard required for 510(k) clearances. Following consultation with the FDA Office of Device Evaluation, we intended to file a new 510(k) application for the device in 2019, however, due to financing constraints, a new 510(k) application was not filed in 2019. As of  June 30, 2021, the Company has decided not to proceed with securing FDA approval for the intra-articular instrument at this time.

On April 21, 2020, Milestone Scientific, announced that it has validated and integrated the new CathCheck™ feature into the CompuFlo® Epidural System. Using CathCheck, physicians and nurses can now monitor the placement of a catheter to determine the presence or absence of a pulsatile waveform (heartbeat) providing new information that can be used to determine if the catheter is in place or has become dislodged from the epidural space. This can be performed within seconds by measuring the pulsatile waveform within the epidural space.

On October 13, 2020, Milestone Scientific announced a Group Purchasing Agreement with Premier Inc., a leading healthcare improvement company. The Agreement, which became effective November 1, 2020, allows Premier members, at their discretion, to take advantage of special pricing and terms pre-negotiated by Premier for the CompuFlo Epidural System and CathCheck. This agreement expires on February 28, 2022.

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

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three and six month period ended June 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year.

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Domestic-US
Instruments	$178,752	$-	$354,768	$525
Handpieces	802,916	38,812	1,606,050	635,490
Accessories	18,974	1,542	36,882	21,590
Total Domestic US	$1,000,642	$40,354	$1,997,700	$657,605

International ROW
Instruments	$172,088	$31,800	$597,841	$281,904
Handpieces	715,124	87,632	1,689,459	1,018,123
Accessories	12,548	7,888	33,109	21,428
Total International-ROW	$899,761	$127,320	$2,320,409	$1,321,455

International-China
Instruments	$78,000	$-	$228,000	$-
Handpieces	447,336	-	804,336	-
Accessories	-	-	-	-
Total International	$525,336	$-	$1,032,336	$-

Total Product Sales	$2,425,738	$167,674	$5,350,445	$1,979,060

Current Product Platform

See Note 1, “Organization and Business”.

Results of Operations

The following table sets forth the consolidated results of operations for the three months ended June 30, 2021 and 2020, respectively. The trends suggested by this table may not be indicative of future operating results:

	Three Months Ended June 30,
	2021	2020

Operating results:
Product sales, net	$2,425,738	$167,674
Cost of products sold	1,056,384	55,626
Gross profit	1,369,354	112,048

Operating expenses:
Selling, general and administrative expenses	4,011,672	3,155,630
Research and development expenses	14,834	108,170
Depreciation and amortization expense	215,420	21,138
Loss from operations	(2,872,572)	(3,172,890)
Other income, and loss on earning net	(100,401)	(5,312)
Gain on debt extinguishment-PPP	276,180	-
Net loss	(2,696,793)	(3,178,202)
Net loss attributable to noncontrolling interests	(16,325)	(11,738)
Net loss attributable to Milestone Scientific Inc.	$(2,680,468)	$(3,166,464)

The following table sets forth the consolidated results of operations for the six months ended June 30, 2021 and 2020, respectively. The trends suggested by this table may not be indicative of future operating results:

	Six Months Ended June 30,
	2021	2020

Operating results:
Product sales, net	$5,350,445	$1,979,060
Cost of products sold	2,178,797	615,326
Gross profit	3,171,648	1,363,734

Operating expenses:
Selling, general and administrative expenses	6,760,969	5,875,123
Research and development expenses	35,760	215,650
Depreciation and amortization expense	231,864	54,457
Loss from operations	(3,856,944)	(4,781,496)
Other income, and loss on earning net	(101,885)	(9,659)
Gain on debt extinguishment-PPP	276,180	-
Net loss	(3,682,650)	(4,791,155)
Net loss attributable to noncontrolling interests	29,313	24,476
Net loss attributable to Milestone Scientific Inc.	$(3,653,336)	$(4,766,679)

Cash flow:	June 30, 2021	June 30, 2020
Net cash used in operating activities	$(2,070,310)	$(4,111,504)
Net cash used in investing activities	$(13,075)	$(15,499)
Net cash provided by financing activities	$3,836,798	$19,220,948

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Net sales for 2021 and 2020 were as follows:

	2021	2020	Increase (Decrease)

Dental	$2,404,738	$165,674	$2,239,064
Medical	21,000	2,000	19,000
Total sales, net	$2,425,738	$167,674	$2,258,064

Consolidated revenue for the three months ended, June 30, 2021 and 2020  were approximately $2.4 million  and $168,000, respectively. Dental revenue increased approximately $2.3 million for the three months ending June 30, 2021 as compared to the three months ended  June 30, 2020, due to re-opening of dental offices throughout the country, and the rest of the world, including China. Medical revenue increased approximately $19,000 for the three months ending June 30, 2021 as compared to the three months ending June 30, 2020 due to the Company attending introductory meetings with medical device distributors within the United States and European markets.  The Company recorded an allowance against revenue and accounts receivable, related party of  $270,864 for the quarter ended June 30, 2021.

Gross Profit for 2021 and 2020 were as follows:

	2021	2020	Increase (Decrease)

Dental	$1,358,226	$111,285	$1,246,941
Medical	11,128	763	10,365
Total gross profit	$1,369,354	$112,048	$1,257,306

Consolidated gross profit for the three months ended June 30, 2021 and 2020 were approximately 56% and 67%, respectively.

Selling, general and administrative expenses 2021 and 2020 were as follows:

	2021	2020	Increase (Decrease)

Dental	$648,170	$758,394	$(110,224)
Medical	1,113,918	706,427	$407,491
Corporate	2,249,584	1,690,809	$558,775
Total selling, general and administrative expenses	$4,011,672	$3,155,630	$856,042

Consolidated selling, general and administrative expenses for the  three months ended June 30, 2021 and 2020, were approximately $4 million and 3.1 million respectively. The increase of approximately $856,000 is categorized in several areas. Employee salaries, and benefits expenses increased approximately $152,000 during the three months ended June 30, 2021, as the Company hired additional employees to work on the commercialization of the CompuFlo® Epidural System. During the three months ended June 30, 2021, royalties, employee travel and marketing expenses increased approximately $187,000 due to the  re-opening of dental, and medical offices throughout the country, and the rest of the world. During the three months ended June 30, 2021, the Company expensed board fees of approximately $643,000 and issued 267,980 shares of restricted stock to the board of directors for services provided over the next year. The Company's trade shows, professional fees, quality control, and general expenses decreased approximately $304,000 during for three months ended June 30, 2021.

Research and Development for 2021 and 2020 were as follows:

	2021	2020	Increase (Decrease)

Dental	$184,376	$-	$184,376
Medical	31,044	108,144	(77,100)
Corporate	-	-	-
Total research and development	$215,420	$108,144	$107,276

Consolidated research and development expenses for the three months ended, June 30, 2021 and 2020, were approximately $215,000 and $108,000, respectively. The increase of approximately $107,000 is  related to the Company exploring possible development of our proprietary STA Single Tooth Anesthesia System.

Profit (Loss) from Operations for 2021 and 2020 were as follows:

	2021	2020	Increase Decrease

Dental	$524,798	$(650,236)	$1,175,034
Medical	(1,135,001)	(814,429)	(320,572)
Corporate	(2,262,369)	(1,708,225)	(554,144)
Total loss from operations	$(2,872,572)	$(3,172,890)	$300,318

The loss from operations was approximately $2.9 million and $3.2 million for the three months ending June 30, 2021 and 2020, respectively. The decrease is the result of increased in dental revenue, due to re-opening of dental offices throughout the country, the rest of the world, and China, and increase in selling, general and administrative expenses as discussed above.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Net sales for 2021 and 2020 were as follows:

	2021	2020	Increase (Decrease)

Dental	$5,258,395	$1,969,260	$3,289,135
Medical	92,050	9,800	82,250
Total sales, net	$5,350,445	$1,979,060	$3,371,385

Consolidated revenue for the six months ended, June 30, 2021 and 2020 were approximately $5.3 million  and $2.0 million, respectively. Dental revenue increased approximately $3.4 million for the six months ending June 30, 2021 as compared to the six months ended  June 30, 2020, due to re-opening of dental offices throughout the country, and the rest of the world, including China. Medical revenue increased approximately $82,000 for the six months ending June 30, 2021 as compared to the six months ending June 30, 2020 due to the Company attending introductory meetings with medical device distributors within the United States and European markets. The Company recorded an allowance against revenue and accounts receivable, related party of  $270,864 for the quarter ended June 30, 2021.

Gross Profit for 2021 and 2020 were as follows:

	2021	2020	Increase (Decrease)

Dental	$3,117,908	$1,358,680	$1,759,228
Medical	53,740	5,054	48,686
Total gross profit	$3,171,648	$1,363,734	$1,807,914

Consolidated gross profit for the six months ended June 30, 2021 and 2020 approximately 61% and 71%, respectively.  The decreased in the gross profit is due to the lower margin in sales to China.

Selling, general and administrative expenses 2021 and 2020 were as follows:

	2021	2020	Increase (Decrease)

Dental	$1,280,110	$1,573,710	$(293,601)
Medical	2,031,956	1,273,238	758,718
Corporate	3,448,903	3,028,175	420,728
Total selling, general and administrative expenses	$6,760,969	$5,875,123	$885,845

Consolidated selling, general and administrative expenses for the six months ended June 30, 2021 and 2020, were approximately $6.8 million and 5.9 million, respectively. The increase of approximately $885,000 is categorized in several areas. Employee salaries, and benefits expenses increased approximately $568,000 during the six months ended June 30, 2021, as the Company hired additional employees to work on the commercialization of the CompuFlo® Epidural System. During the six months ended June 30, 2021, the Company expensed board fees of approximately $643,000 and issued 267,980 shares of restricted stock to the board of directors for services provided over the next year.

During the sixmonths ended June 30, 2021, royalties, and marketing expenses increased approximately $246,000 due to the  re-opening of dental, and medical offices throughout the country, and the rest of the world. The Company's trade shows, professional fees, quality control, and general expenses decreased approximately $782,000 marketing for three months ended June 30, 2021.

Research and Development for 2021 and 2020 were as follows:

	2021	2020	Increase (Decrease)

Dental	$184,376	$-	$184,376
Medical	47,488	215,650	(168,162)
Corporate	-	-	-
Total research and development	$231,864	$215,650	$16,214

Consolidated research and development expenses for the six months ended, June 30, 2021 and 2020, were approximately $23,000 and $215,000, respectively. The increase of approximately $16,000 is  related to the Company exploring possible development of our proprietary STA Single Tooth Anesthesia System.

Profit (Loss) from Operations for 2021 and 2020 were as follows:

	2021	2020	Increase (Decrease)
Dental
Medical	$1,650,831	$(223,856)	$1,874,688
Corporate	(2,030,720)	(1,484,241)	(546,479)
Total loss from operations	(3,477,056)	(3,073,399)	(403,657)
	$(3,856,945)	$(4,781,496)	$924,552

The loss from operations was approximately $3.9 million and $4.7 million for the six months ending June 30, 2021 and 2020, respectively. The decrease is the result of increased in dental revenue, due to re-opening of dental offices throughout the country, the rest of the world, and China, and increase in selling, general and administrative expenses as discussed above.

Liquidity and Capital Resources

On June 30, 2021, Milestone Scientific had cash and cash equivalents of approximately $16.0 million and working capital of approximately $17.2 million versus working capital of $15.7 million on December 31, 2020. For the six months ended June 30, 2021 and 2020, we had cash flows used in operating activities of approximately $2.1 million.

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

Item 4. Controls and Procedures

Milestone Scientific’s Chief Executive Officer has evaluated the effectiveness of the design and operation of Milestone Scientific’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, Milestone Scientific’s Chief Executive Officer has concluded that the disclosure controls and procedures as of June 30, 2021 are effective to ensure that information required to be disclosed in the reports

Milestone Scientific files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Milestone Scientific's management, including the Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and use of proceeds

Not applicable.

Item 3. Default upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information- Departure of Officer; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

None

Item 6. Exhibits and Financial Statement Schedules

Exhibit No	Description

31.1	Rule 13a-14(a) Certification-Chief Executive Officer*
32.1	Section 1350 Certifications-Chief Executive Officer**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith and not filed, in accordance with item 601(32) (ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILESTONE SCIENTIFIC INC.

/s/ Jan A. Haverhals
Jan Haverhals
Chief Executive Officer
(Principal Executive and Acting Chief Accounting Officer)
Date: August 13, 2021