Form 10-K
period 2021-12-31
MILESTONE SCIENTIFIC INC.
filed 2022-03-31
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☑

As of June 30, 2021, the last business day of the registrants most recently completed second fiscal quarter, the aggregate market value of the common stock held by non- affiliates of the issuer was $107,317,065 This amount is based on the closing price of $2.45 per share of the registrant's common stock as of such date, as reported on the NYSE American. As of March 31, 2022, the registrant has a total of 68,120,003 shares of Common Stock, par value $0.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

MILESTONE SCIENTIFIC INC.

Form 10-K Annual Report

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, or achievements of Milestone Scientific Inc. (“Milestone Scientific”) to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Milestone Scientific’s plans and objectives are based, in part, on assumptions involving the continued expansion of its business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Milestone Scientific. Although Milestone Scientific believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of our history of operating losses that are expected to continue, requiring additional funding which we may be unable to raise capital when needed (which may force us to delay, curtail or eliminate commercialization efforts of our CompuFlo Epidural Computer Controlled Anesthesia System), the early stage operations of and relatively lack of acceptance of our medical products, relying exclusively on two third parties to manufacture our products, changes in our informal manufacturing arrangements made by the manufacturer of our products and disruptions at the manufacturing facility of our manufacturers, including shortages of or delays in obtaining chips and other components, exposes us to risks that may harm our business, raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights, if physicians do not accept nor use our CompuFlo Epidural Computer Controlled Anesthesia System, our ability to generate revenue from sales will be materially impaired, exposure to the risks inherent in international sales and operations, including China, and developments by competitors may render our products or technologies obsolete or non-competitive, the inclusion of such information should not be regarded as a representation by Milestone Scientific or any other person that the objectives and plans of Milestone Scientific will be achieved. Milestone Scientific undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

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

Item 1. Business

Overview

Milestone Scientific was incorporated in the State of Delaware in August 1989. Milestone Scientific has developed a proprietary, computer-controlled anesthetic delivery device, using The Wand®, a single use disposable handpiece. The device is marketed in dentistry under the trademark CompuDent®, and STA Single Tooth Anesthesia System® and is suitable for all dental procedures that require local anesthetic. The dental devices are sold in the United States, Canada and in approximately 60 other countries. Certain medical devices have obtained CE mark approval and can be marketed and sold in most European countries. In June 2017, Milestone Scientific received 510(k) marketing clearance from the U.S. Food and Drug Administration (FDA) on the CompuFlo® Epidural Computer Controlled Anesthesia System.

Milestone Scientific is a biomedical technology research and development company that patents, designs, develops and commercializes innovative diagnostic and therapeutic injection technologies and devices for medical, dental and cosmetic use. Since our inception, we have engaged in pioneering proprietary, innovative, computer-controlled injection technologies, and solutions for the medical and dental markets. We believe our technologies are proven and well established. Our common stock was initially listed on the NYSE American on June 1, 2015 and trades under the symbol “MLSS”. The Company is focused on building its intellectual; property portfolio across numerous indications.

In December 2016, we received notification from the FDA that based upon the 510(k) application submitted for intra-articular injections, we did not adequately document that the device met the equivalency standard required for 510(k) clearances. Following consultation with the FDA Office of Device Evaluation, we intended to file a new 510(k) application for the device in 2019. However, due to financial constraints, a new 510(k) application was not filed in 2019 or 2020. The Company has decided not to proceed with securing the FDA approval for the intra-articular instrument at this time. Our immediate focus is on marketing its epidural device throughout the United States, Europe and other countries.

In June 2017, the FDA approved our 510(k) applications for marketing clearance in the United States of our CompuFlo Epidural Computer Controlled Anesthesia System. We are in the process of meeting with medical facilities and device distributors within the United States, Middle East  and Europe. To date there have been seventeen medical devices sold in the United States and limited amounts sold internationally. Certain of our medical instruments have obtained European CE mark approval and can be marketed and sold in most European countries.

Milestone Scientific remains focused on advancing efforts to achieve the following three primary objectives:

●

Establishing Milestone’s DPS Dynamic Pressure Sensing technology platform as the standard-of-care in painless and precise drug delivery, providing for the first time, objective visual and audible in-tissue pressure feedback, and continuing to expand platform applications;

●

Following obtaining successful FDA clearance of our first medical device, Milestone Scientific is transitioning from a research and development organization to a commercially focused medical device company; and

●	Expanding our global footprint of our CompuFlo Epidural and CathCheck System by utilizing a direct field sales force and partnering with distribution companies worldwide.

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

Given our experience and established brand awareness within the dental industry beginning with our first commercial product, the first computer-controlled local anesthesia delivery (C-CLAD) system marketed as the Wand® and re-branded as the CompuDent® System, we elected to focus our initial product development efforts on the integration of CompuFlo’s DPS Dynamic Pressure Sensing Technology into our legacy dental injection device. In 2006, the FDA cleared the first system utilizing CompuFlo's DPS Dynamic Pressure Sensing Technology— the STA (Single Tooth Anesthesia) System and handpiece for use in the dental market, providing continuous real-time visual and audible pressure feedback from the tip of the needle while also precisely regulating the flow rate. Because of combining the ability to regulate the flow rate and monitor pressure at the tip of the needle, Milestone Scientific developed the industry’s first solution for painlessly administering an intra-ligamentary injection, i.e., “single-tooth anesthesia” which could be used as the only injection necessary for achieving dental anesthesia, foregoing the need to administer traditional injections such as a nerve branch block. In addition to single-tooth anesthesia, the STA System can effectively perform all the traditional injections that dentists routinely give but can provide them virtually pain free and with numerous clinical advantages. This device, which also utilizes a disposable handpiece, is currently marketed by Milestone Scientific as the Wand STA® System.

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

DPS Dynamic Pressure Sensing Technology; Our Proprietary Core Technology Platform

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

CompuFlo Epidural Computer Controlled Anesthesia System

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

In January 2021, the Company began a process of signing non-exclusive dental distribution arrangements with dental distributors in specific geographical locations in the United States and Canada. To date, we have nine (9) new non-exclusive dental distributors engaged in the USA and Canada. The goal is to add additional non-exclusive distributors in the USA, but also to explore other co-operation opportunities with Dental Service Organizations, education institutions, dental schools and entities in specific dental market segments.

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

Medical Market

During 2016, Milestone Scientific filed for 510(k) marketing clearance with the U.S. Food and Drug Administration (FDA) for both intra-articular and epidural injections with the CompuFlo Epidural System.  In June 2017, the FDA approved the CompuFlo Epidural System for epidural injections. During the end of the second quarter 2021, Milestone Scientific invested in sales force expansion, thus building up a stronger direct sales force aiming at increasing the adoption and penetration of its technology. At the beginning of the year Milestone Scientific had three sales managers and by July 31, 2021 had established a direct sales force consisting of eleven full time employees covering the US North and Southeast regions along with California. Milestone Scientific continues to partner with distributors for the international markets, and has begun to partner with regional distributors in the United States as well.

In December 2016, we received notification from the FDA that based upon the 510(k) application submitted for intra-articular injections, we did not adequately document that the device met the equivalency standard required for 510(k) clearances. Following consultation with the FDA Office of Device Evaluation, we intended to file a new 510(k) application for the device in 2019. However, due to financial constraints, a new 510(k) application was not filed. The Company has decided not to proceed with securing FDA approval for the intra-articular instrument at the present time.

In January 2020, the Company received a Notice of Allowance for a key patent from the U.S. Patent and Trademark Office on its CompuWave technology, which is being integrated into the CompuFlo® Epidural System. The Company is constantly evolving and innovating the technology. This patent represents a significant achievement for the Company since it extends the intellectual property protection around the CompuFlo instrument for another 20 years and provides not only additional confirmation of placement, but also verification during the procedure that the catheter has not been displaced.

In February 2020, the Company announced an abstract entitled "Confirmation of epidural catheter location by epidural pressure waveform recordings by the CompuFlo® Epidural Instrument (CompuFlo)," was accepted for presentation at the prestigious Euroanaesthesia 2020 Congress, which was to take place May 30 - June 1, 2020 in Barcelona, Spain. Euroanaesthesia is Europe’s largest annual event showcasing the latest news and innovations in the field of anesthesia, perioperative medicine, intensive care, emergency medicine and pain treatment. This international event gathers upwards of six thousand delegates from around the world. The abstract was to be presented during scientific poster sessions highlighting how CompuWave technology integrated with the CompuFlo Epidural System combines both objective in-line pressure measurements and the detection of a pulsatile pressure waveform in a single system. However due to the continual spread of COVID-19, the Company presented at the prestigious Euroanaesthesia 2020 Congress virtually, which was held in Barcelona in August 2020.

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

On October 13, 2020, Milestone Medical announced a Group Purchasing Agreement with Premier, a leading U.S. healthcare improvement company, utilizing an alliance of approximately 4,100 U.S. hospitals and 200,000 other providers to transform healthcare. Such Agreement, which was effective November 1, 2020, allows Premier members, at their discretion, to utilize pricing and terms pre-negotiated by Premier for the CompuFlo® Epidural System and CathCheck™. The Agreement expires on February 28, 2022. On November 24, 2021, a new Group Purchase Agreement was signed with Premier, becoming effective as of March 1, 2022, This agreement expires on February 28, 2025.

On January 20, 2021, the Company received a Notice of Allowance for a key patent from the U.S. Patent and Trademark Office related to CompuFlo disposables. This patent covers the interactions of the disposable assembly and a micro-chip security verification feature embedded in the disposables, which provides clinical and safety benefits for the patient and practitioner. This patent also covers the use of an embedded security chip, preventing improper reuse of the disposables, as well as ensuring the instrument can only be used with authenticated disposables for the current and future systems.

On February 24, 2021, the Company received a Notice of Allowance for a key patent from the U.S. Patent and Trademark Office on its breakthrough CompuPulse System which combines the benefits of the CompuWave technology with a manual syringe. Our new CompuPulse System allows one to identification of a pulsatile pressure waveform in a variety of applications, thereby improving the reliability and safety of a drug delivery procedure.

On March 10, 2021, the Company received a Notice of Allowance from the European Patent Office on the combination of Nerve Stimulation and DPS Dynamic Pressure Sensing Technology, to optimize needle tip location in Ultrasound-Guided Peripheral Nerve Block (PNB) procedures. This  Notice of Allowance clears an important hurdle to potentially develop a device specifically for PNB procedures, which would incorporate the CompuFlo® with Dynamic Pressure Sensing Technology® capabilities of precisely measuring, displaying, controlling, warning and recording needle tip pressure in real time. By combining CompuFlo with ultrasound guidance it is believed to be able to achieve multimodal PNB monitoring, safety and greater accuracy to identify needle tip location during PNB procedures.

Cosmetic Botulinum Market

Milestone Advanced Cosmetic Systems, Inc. (“Advanced Cosmetic Systems”), was originally owned 50% by us and 50% by Milestone China Company Limited (“Milestone China”), a company organized under the laws of Hong Kong and owned 40% by Milestone Scientific. Milestone China contributed $900,000 of cash to the joint venture, and we have provided a royalty-free license to utilize our technology to the joint venture to develop a botulinum toxin injection device.

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

In May 2020, Milestone Scientific finalized an agreement for the purchase of Milestone China’s 50% interest in Advanced Cosmetic Systems Inc., for the forgiveness of $900,000 in accounts receivable owed by Milestone China to Milestone Scientific (and previously fully reserved for), resulting in a noncash transaction. As a result of the purchase, Milestone Scientific owned 100% of Advanced Cosmetic Systems Inc.  Milestone China had the option to repurchase the 50% interest in Advanced Cosmetic Systems within one year from the sale date for $900,000 in cash.  On May 18, 2021, Milestone China’s repurchase option expired. Advanced Cosmetic Systems has been dissolved.

Other Possible Products

The Company is reviewing using CompuFlo’s DPS Dynamic Pressure Sensing Technology for less painful injections for use in rhinoplasty, colorectal surgery, podiatry, and other disciplines. In the self-injectable market, there are many injectable drugs routinely self-administered in a home or office setting using spring loaded automatic injection devices by people who suffer from long-term chronic conditions such as multiple sclerosis, rheumatoid arthritis, and other diseases of the auto immune system. We believe CompuFlo’s DPS Dynamic Pressure Sensing Technology, using pressure sensing capabilities, can serve as a less painless subcutaneous injection method for these self-administered drugs.

However, there can be no assurance that we will be able to successfully develop any such products, or that if developed, that we will be able to obtain FDA approval to market any such products, or even if we do obtain such FDA approval, that any such products will generate any revenue for us or be a commercial success.

COVID-19 Pandemic

The COVID-19 pandemic materially adversely affected the Company’s financial results and business operations. Demand for the Company’s products decreased, notably in our dental division, during the 2020 fiscal year. During the year 2021, the demand increased and first signs of recovery of the dental business were seen. However it is unclear what the effect of the Omicron and other variants might have on the business during the remainder of 2022. Therefore, such increased demand may or may not continue and/or demand may or may not increase from historical levels depending on the duration and severity of the COVID-19 pandemic, the transmissibility and severity of variants, the effectiveness of the on-going vaccination process, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business and manufacturing disruption, inventory shortages, delivery delays, and reduced sales and operations, any of which could materially affect our business, financial condition, and results of operations.

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

We are experiencing supply delays and shortages due to the disruptions the ongoing COVID-19 pandemic is having on the global supply chain, especially with respect to goods from China. The ongoing COVID-19 pandemic has resulted in significant disruption to the operations of certain suppliers in China and the related transportation of their goods to the United States that are parts of our global supply chain. We have been able to make alternative delivery arrangements for limited quantities of goods, at increased cost. While we have not yet experienced material shortages in supply because of these disruptions and our alternative delivery arrangements, if they were to be prolonged or expanded in scope, there could be resulting supply shortages which could impact our ability to have manufactured and delivered our products to the United States and, ultimately to our customers. Accordingly, such supply shortages and delivery limitations could have a material adverse effect on our business, financial condition, results of operations, and cash flows.  All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management.

Patents and Intellectual Property

Milestone Scientific and its subsidiaries currently hold approximately 216 U.S. and foreign patents, and many patent applications. The Company’s patents and patent applications relate to drug delivery methodologies, drug flow rate measurement, pressure/force computer-controlled drug delivery with exit pressure, dynamic pressure sensing, automated rate control, automated charging, drug profiles, audible and visual pressure/force feedback, tissue identification, drug delivery injection unit, drug drive unit for anesthetic, handpiece, and injection device. Milestone Scientific and its subsidiaries also currently hold approximately 36 registered U.S. and foreign trademarks, including CompuDent®, CompuFlo®, DPS Dynamic Pressure Sensing technology®, Safety Wand®, STA Single Tooth Anesthesia System®, and The Wand®

Milestone Scientific relies on a combination of patent, copyright, trade secret and trademark laws and employee and third-party non-disclosure agreements to protect its intellectual property rights. Despite the precautions taken by Milestone Scientific to protect its IP rights, unauthorized parties may attempt to reverse engineer, copy, or obtain and use products and information that Milestone Scientific regards as proprietary, or may design products serving similar purposes that do not infringe on Milestone Scientific’s patents. Milestone Scientific’s failure to protect its proprietary information and the expenses of doing so could have a material adverse effect on our business, financial condition, and results of operations.

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

Manufacturing

Milestone Scientific has informal arrangements with an US manufacturer of the Wand/STA System, epidural and intra-articular devices. Pursuant to these informal arrangements, our third-party manufacturer manufactures the Wand/STA System under specific purchase orders without minimum purchase commitments, and at prices to be agreed upon in each such purchase order.

Our agreement with the principal manufacturer of dental handpieces includes pricing terms. Milestone Scientific has been supplied by the manufacturer of the Wand/STA System and its predecessor, the CompuDent System, since the commencement of production in 1998, and by the manufacturer of its dental handpieces since 2003. The manufacturer of our dental handpieces is in the People’s Republic of China and the manufacturer of the Wand/STA System is in the United States. Refer to Item 1A. Risk Factors.

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

Government Regulation

The manufacture and sale of medical devices and other medical products are subject to extensive regulation by the Food and Drug Administration  ("FDA") pursuant to the U.S. Food, Drug and Cosmetic Act (“FD&C Act”), and by other federal, state, and foreign authorities. Under the FD&C Act, medical devices must receive FDA clearance before they can be marketed commercially in the United States. Some medical products must undergo rigorous pre-clinical and clinical testing and an extensive FDA approval process before they can be marketed.

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

Prior to Pre-market Notification clearance, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. By regulation, the FDA has no specific time limit by which it must respond to a 510(k) Pre-market Notification. Currently, the FDA typically responds to the submission of a 510(k) Pre-market Notification within 180 days. The FDA response may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. However, the FDA may determine that the proposed device is not substantially equivalent or may require further information, such as additional test data, before the FDA is able to decide regarding substantial equivalence. Such determination or request for additional information could delay market introduction of products. If a device that has obtained 510(k) Pre-market Notification clearance is changed or modified in design, components, method of manufacture, or intended use, such that the safety or effectiveness of the device could be significantly affected, separate 510(k) Pre-market notification clearance must be obtained before the modified device can be marketed in the United States. If a manufacturer or distributor cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor will have to seek pre-market approval of the proposed device, a more difficult procedure requiring extensive data, including pre-clinical and human clinical trial data, as well as extensive literature to prove the safety and efficacy of the device.

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

Milestone Scientific is subject to pervasive and continuing regulation by the FDA, whose regulations require manufacturers of medical devices to adhere to certain QSR requirements as defined by the FD&C Act. QSR compliance requires testing, quality control and documentation procedures. Failure to comply with QSR requirements can result in the suspension or termination of production, product recall or fines and penalties. Products also must be manufactured in registered establishments. In addition, labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. The export of devices is also subject to regulation in certain instances

The Medical Device Reporting (“MDR”) regulation obligates us to provide information to the FDA on product malfunctions or injuries alleged to have been associated with the use of the product or in connection with certain product failures that could cause serious injury. If, because of FDA inspections, MDR reports or other information, the FDA believes that Milestone Scientific is not in compliance with the law, the FDA can institute proceedings to detain or seize products, enjoin future violations, or assess civil and/or criminal penalties against us, our officers, or employees. Any action by the FDA could result in disruption of operations for an undetermined amount of time.

Human Capital

As of December 31, 2021, the Company had a total 26 full-time employees  including one executive officer of Milestone Scientific. Milestone Scientific also has a consultant who serves as a Director of Clinical Affairs. None of our employees are subject to a collective bargaining agreement and we believe our employee relations are good. The Company currently does not have any official training programs or performance evaluations for its employees.

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

We are a small, non-diversified medical device company with a history of limited revenue and significant operating losses and our prospects must be evaluated considering the uncertainties, risks, expenses, and difficulties frequently encountered by similarly situated companies. The Company has generated net losses in all periods since the commencement of our operations. The operating losses were $7.4 million and $7.5 million, for the years ended December 31, 2021, and 2020, respectively. The net losses were $6.8 million and $7.4 million, for the years ended December 31, 2021, and 2020, respectively.

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

The COVID-19 pandemic did materially adversely affect the Company’s financial results and business operations in the Company’s fiscal year ended December 31, 2020. Increase in demand for the dental business started in the first quarter of the year 2021 and continued throughout the year. However the arrival of the Omicron and other variants might have an impact on the business moving forward. In the short term, demand for the Company’s dental products is showing an increase in sell through activity to dental offices. Therefore, the change in demand may or may not continue and/or demand may or may not increase from historical levels depending on the duration and severity of the COVID-19 pandemic, the effectiveness of the ongoing vaccination process, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business and manufacturing disruption, inventory shortages, delivery delays, and reduced sales and operations, any of which could materially affect our business, financial condition, and results of operations.

We are experiencing supply delays and shortages due to the disruptions the ongoing COVID-19 pandemic is having on the global supply chain, especially with respect to goods from China.

We are experiencing supply delays and shortages due to the disruptions the ongoing COVID-19 pandemic is having on the global supply chain, especially with respect to goods from China. The ongoing COVID-19 pandemic has resulted in significant disruption to the operations of certain suppliers in China and the related transportation of their goods to the United States that are parts of our global supply chain. We have been able to make alternative delivery arrangements for limited quantities of goods, at increased cost. While we have not yet experienced material shortages in supply as a result of these disruptions and our alternative delivery arrangements, if they were to be prolonged or expanded in scope, there could be resulting supply shortages which could impact our ability to have manufactured and delivered our products to the United States and, ultimately to our customers. Accordingly, such supply shortages and delivery limitations could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The ability of the Company’s employees to work may be significantly impacted by the COVID-19 pandemic

The Company’s employees are being affected by the COVID-19 pandemic. From time to time, we have had employees working in the office, depending on the local positivity rate of COVID-19. As a result of the Omicron variant, beginning in December 2021, most of our office and management personnel were working remotely. The health of the Company’s workforce is of primary concern and the Company may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. Further, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across the entire Company, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period, the Company’s ability to manage its business may be impaired, and operational risks, cybersecurity risks and other risks facing the Company even prior to the pandemic may be elevated. The COVID-19 pandemic is affecting the Company’s customers, suppliers, vendors, and other business partners, but the Company is not able to assess the full extent of the current impact nor predict the ultimate consequences that will result therefrom.

The full effects of the COVID-19 pandemic are highly uncertain and cannot be predicted.

The COVID-19 pandemic affected the Company’s operations in the fiscal years ended December 31, 2020, and  2021 in particular for the Company’s medical business, and may continue to do so due to the arrival of the Omicron and other variants for an indeterminable period thereafter. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, manufacturing, distribution, marketing, sales operations, customer, and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Management cannot predict the continued impact of the COVID-19 pandemic on the Company’s sales channels, supply chain, manufacturing, and distribution nor to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period even after the pandemic might end.

We may require additional funding and may be unable to raise capital when needed, which may force us to delay, curtail or eliminate commercialization efforts of our CompuFlo Epidural Computer Controlled Anesthesia System.

Our operations have consumed substantial amounts of cash since inception.  During the years ended December 31, 2021 and 2020, net cash flow used in operations was approximately $4.0 million and approximately $7.0 million, respectively.  We expect to continue to spend substantial amounts on commercialization and marketing activities, including the continued commercialization and marketing of our FDA-approved CompuFlo Epidural Computer Controlled Anesthesia System.  Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve positive cash flow, we expect to seek to finance future cash needs through equity financings or corporate collaboration and licensing arrangements and may seek the sale of non-medical assets.

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

Milestone Scientific has been supplied by the manufacturer of the Wand/STA System and its predecessor, the CompuDent System, since the commencement of production in 1998, and by the manufacturer of its handpieces since 2003. The manufacturer of our handpieces is in the People’s Republic of China and the manufacturer of the Wand/STA System is in the United States. At present, we have an informal arrangement with certain manufacturers of our products. We have one manufacturer of the handpieces for our devices which is under a long-term contract. We have a single manufacturer manufacturing our devices. Our current arrangement with our manufacturers is on a purchase order-by-purchase order basis. As a result, we do not have price protection or a supply commitment for our devices or handpieces. If either manufacturer insists on a material change in terms or determines to discontinue manufacture of our products, it could have an adverse effect on our financial condition and results of operation.

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

●

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

Though other alternate sources of supply for dental handpieces exist, Milestone Scientific would need to establish relationships with new suppliers, and with respect to the Wand/STA System recover its existing tools or have new tools produced and “burned in” and other manufacturing and quality control software re-produced. Establishing new manufacturing relationships could involve significant expense and delay.

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

Because the sole manufacturer of our dental handpieces is located in China, our business is disproportionately exposed to the economic, environmental, and political conditions of the region. China’s political and economic systems are very different from most developed countries in many respects, including, the amount of government involvement, the level of development, the control of foreign exchange and the allocation of resources. Uncertainties may arise with changing governmental policies and measures. China also faces many social, economic, and political challenges that may produce instabilities in both its domestic arena and in its relationship with other countries.

These instabilities may significantly and adversely affect our supply of dental handpieces which would in turn adversely affect our financial performance. In addition, as the Chinese legal system develops, there can be no assurance that changes in laws and regulations and their interpretation or their enforcement will not have a material adverse effect on our business relationship with the sole manufacturer of our dental handpieces. Any adverse change in the economic, environmental, and political conditions in China could have a material adverse effect on economic growth and the level of investments and availability of capital in China, which in turn could lead to a reduction in the supply of our dental handpieces and consequently have a material adverse effect on our businesses.

We may not be able to attract and retain qualified employees.

Our future success depends upon the continued service of our executive officer and other key management and technical personnel, and on our ability to continue to identify, attract, retain, and motivate them. Implementing our business strategy requires specialized territory managers and other talent, as our revenues are highly dependent on technological and product innovations. The market for employees in our industry is extremely competitive, a number of such competitors are significantly larger than us and are able to offer compensation in excess of what we are able to offer. We are continuing to search for a Chief Financial Officer to replace our long-time Chief Financial Officer, who has retired. If we are unable to attract and retain qualified employees, our business may be harmed.

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

In 2021, export sales outside of the United States made up approximately 62% of our total sales, and we sell our products to customers in approximately 49 countries and U.S. territories.  We have exposure to risks of operating in many foreign countries, including:

●	fluctuations in foreign currency exchange rates, could increase the end user cost for instruments;
●	restrictions on, or difficulties and costs associated with, the currency exchange from foreign countries to obtain U.S. dollars;
●	difficulties and costs associated with complying with a wide variety of complex laws, treaties, and regulations;
●	unexpected changes in political or regulatory environments;
●	political and economic instability;
●	import and export restrictions and other trade barriers; and
●	difficulties in obtaining approval for significant transactions.

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

We rely on the continuing services of our Director of Clinical Affairs and Chief Executive Officer.

We depend on the personal efforts and abilities of our Director of Clinical Affairs and our Chief Executive Officer. Milestone Scientific maintains a key man life insurance policy in the amount of $1,000,000 on the life of its Chief Executive Officer. Milestone has begun the  process of transferring the existing policy from the former Interim Chief Executive Officer to the Arjan Haverhals, the current Chief Executive Officer. The loss of his services or the services of our Director of Clinical Affairs, on whom we maintain no insurance, could have a materially adverse effect on our business results of operations and prospects

Milestone Scientific is effectively controlled by a limited number of stockholders.

Milestone Scientific’s principal stockholders, Leonard Osser and Gian Domenico Trombetta control approximately 22% of the issued and outstanding shares of common stock. As a result, they can exercise substantial control over our affairs and corporate actions requiring stockholder approval, including electing directors, selling all or substantially all our assets, merging with another entity, or amending our certificate of incorporation. This control could delay, deter, or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for Milestone Scientific’s securities.  In addition, because of the concentration of ownership of our shares of common stock, our stockholders may from time to time, observe instances where there may be less liquidity in the public markets for our securities.

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

The market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility because of many factors, including:

●	our failure to meet analysts’ expectations;
●	sales or potential sales of substantial amounts of our common stock;
●	delay or failure in initiating our strategy to commercialize our CompuFlo Epidural System;
●	the success of our strategy to commercialize our CompuFlo Epidural System;
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

Many of these factors are beyond our control.  The stock markets in general, and the market for small, medical device companies, have historically experienced extreme price and volume fluctuations.  These fluctuations often have been unrelated or disproportionate to the operating performance of these companies.  These broad market and industry factors could reduce the market price of our common stock, regardless of our actual operating performance.

Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact the price of our common stock.

Almost all our 68,120,003 outstanding shares of common stock on December 31, 2021, as well as a substantial number of shares of our common stock underlying outstanding warrants, are available for sale in the public market, either freely or pursuant to Rule 144 under the Securities Act of 1933, as amended.  In addition, we have an effective S-3 registration statement on file with the SEC covering the sale by us of up to $30 million of securities, including common stock, preferred stock, debt, convertible debt, and warrants, of which $10.7 million remain available for sale. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact the price of our common stock.

●

In February 2019, we issued 6,282,400 shares and 1,570,600 warrants to purchase common shares under our S-3 registration statement. During 2019 the Company issued 639,375 shares associated the warrants issued in February 2019. Since the year ended December 31, 2019, the Company issued 675,000 shares of common stock for warrants exercised at  $0.50  for proceeds of $337,500.

●	In February 2019, in a private placement we issued 714,286 restricted common shares and 178,571 warrants to purchase common stock.
●

In April 2020, we completed a Common Stock offering generating gross proceeds of approximately $5.1 million (5,420,000 common shares and 2,710,000 warrants). The combined price of the shares and warrants was $0.95 per share. The warrants are exercisable at a price of $1.20 per share and have an expiration of three (3) years from the issue date.

●

In June 2020, we completed a second Common Stock offering generating gross proceeds of approximately $14.6 million (6,770,000 common shares and 3,749,000 warrants). The combined price of the shares and warrants was $2.15 per share. The warrants are exercisable at $2.60 and expire three (3) years from the issue date.

We have never paid and do not intend to pay cash dividends in the foreseeable future.  As a result, capital appreciation, if any, will be your sole source of gain.

We have never paid cash dividends on any of our capital stock, and we currently intend to retain future earnings, if any, to fund the development and growth of our business.  In addition, the terms of existing and future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years, has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.  The existence of the forgoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock.  They could also deter potential acquirers of our Company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property

The headquarters for Milestone Scientific is located at 425 Eagle Rock Avenue, Roseland, New Jersey 07068, and our telephone number is (973) 535-2717. In August 2019, the Company signed a seven (7) year lease in a facility in Roseland, New Jersey (the “Roseland Facility”). The Roseland Facility carries monthly lease payments of $9,275, commencing April 1, 2020. The Company is also responsible for electric charges equal to $2.00 per square foot, which is equal to $11,130 annually, payable in equal monthly installments of $928. The Company will also be required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises in excess of new base year amounts. A third-party distribution and logistics center in Pennsylvania handles shipping and order fulfillment on a month-to-month basis.

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

2021	High	Low	2020	High	Low
First Quarter	$4.85	$2.11	First Quarter	$2.80	$1.15
Second Quarter	$3.83	$1.88	Second Quarter	$3.05	$0.85
Third Quarter	$2.51	$1.47	Third Quarter	$2.24	$1.30
Fourth Quarter	$3.00	$1.79	Fourth Quarter	$2.30	$1.36

Holders

As of March 31, 2022, we had approximately 68 stockholders of record of our common stock. We believe that we have approximately 5,125 beneficial owners of our common stock.

Dividends

The holders of common stock are entitled to receive such dividends as may be declared by Milestone Scientific’s Board of Directors. Milestone Scientific has not paid and does not expect to declare or pay any dividends in the foreseeable future.

Sales of Unregistered Securities

During the year ended December 31, 2021, the Company issued 289,661 shares of common stock in payment of $770,334 of consulting expenses incurred by the Company.

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

OVERVIEW

Milestone Scientific is a biomedical technology research and development company that patents, designs, develops and commercializes innovative diagnostic and therapeutic injection technologies and devices for medical, dental and cosmetic use. Since our inception, we have engaged in pioneering proprietary, innovative, computer-controlled injection technologies, and solutions for the medical and dental markets. We believe our technologies are proven and well established. Our common stock was initially listed on the NYSE American on June 1, 2015 and trades under the symbol “MLSS”.

We have focused our resources on redefining the worldwide standard of care for injection techniques by making the experience more comfortable for the patient by reducing the anxiety and stress of receiving injections from the healthcare provider. Our computer-controlled injection devices make injections precise, efficient, and virtually painless.

Milestone Scientific has developed a proprietary, computer-controlled anesthetic delivery device, using The Wand®, a single use disposable handpiece. The device is marketed in dentistry under the trademark CompuDent®, and STA Single Tooth Anesthesia System® and is suitable for all dental procedures that require local anesthetic. Our proprietary DPS Dynamic Pressure Sensing technology® is our technology platform that advances the development of next-generation devices. It regulates flow rate and monitoring pressure from the tip of the needle, through platform extensions for local anesthesia for subcutaneous drug delivery, used in various dental and medical injections. It has specific medical applications for cosmetic botulinum toxin injections, epidural space identification in regional anesthesia procedures and intra-articular joint injections.

Milestone Scientific remains focused on advancing efforts to achieve the following three primary objectives:

●

Establishing Milestone’s DPS Dynamic Pressure Sensing technology platform as the standard-of-care in painless and precise drug delivery, providing for the first time, objective visual and audible in-tissue pressure feedback, and continuing to expand platform applications;

●

Following obtaining successful FDA clearance of our first medical device, Milestone Scientific is transitioning from a research and development organization to a commercially focused medical device company; and

●	Expanding our global footprint of our CompuFlo Epidural and CathCheck System by utilizing a direct field sales force and partnering with distribution companies worldwide.

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

Wand STA Dental Market

Since its market introduction in early 2007, the Wand  STA System and prior C-CLAD devices have been used to deliver over 80 million safe, effective, and comfortable injections. The instrument has also been favorably evaluated in numerous peer-reviewed, published clinical studies and associated articles. Moreover, there appears to be a growing consensus among users that the STA Instrument is proving to be a valuable and beneficial instrument that is positively impacting the practice of dentistry worldwide.

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

In January 2021, the Company began a process of signing non-exclusive dental distribution arrangements with dental distributors in specific geographical locations in the United States and Canada. To date there are twelve new non-exclusive dental distributors engaged in the United States and Canada. The goal is to add not only additional non-exclusive distributors in the United States, but as well as exploring  other co-operation opportunities with Dental Service Organization, education institutions, dental schools and entities in specific dental market segments.

The goal of changing our marketing plan from a sole exclusive distributor in the USA and Canada, to a  large number of non-exclusive distributors is to increase placement of our Wand STA  System and thus the expansion of our dental disposables.

On the global front, we have granted exclusive marketing and distribution rights for the Wand STA System  to select dental suppliers in various international regions in Asia, Africa, South America, and Europe. They include FM Produkty Dla Stomatologii in Poland and Unident AB in the countries of Denmark, Sweden, Norway, and Iceland. Additionally, the Company is in the process of evaluating current international distributors and adding new distributors, globally as required based on the economics of the region.

Medical Market

During 2016, Milestone Scientific filed for 510(k) marketing clearance with the U.S. Food and Drug Administration (FDA) for both intra-articular and epidural injections with the CompuFlo Epidural System.  In June 2017, the FDA approved the CompuFlo Epidural System for epidural injections. During the end of the second quarter 2021, Milestone Scientific invested in sales force expansion, thus building up a stronger direct sales force aiming at increasing the adoption and penetration of its technology. At the beginning of the year Milestone Scientific had three sales managers  and by July 31, 2021 had established a direct sales force consisting of eleven full time employees covering the US North and Southeast regions along with California. Milestone Scientific continues to partner with distributors for the international markets

In December 2016, we received notification from the FDA that based upon the 510(k)-application submitted for intra-articular injections, we did not adequately document that the device met the equivalency standard required for 510(k) clearances. Following consultation with the FDA Office of Device Evaluation, we intended to file a new 510(k) application for the device in 2019. However, due to financing constraints, a new 510(k) application was not filed in 2019. The Company has decided not to proceed with securing FDA approval for the intra-articular instrument at the present time.

In April 2020, Milestone Scientific, announced that it has validated and integrated the new CathCheck™ feature into the CompuFlo® Epidural System. Using CathCheck, physicians and nurses can now monitor the placement of a catheter to determine the presence or absence of a pulsatile waveform (heartbeat), providing new information that can be used to determine if the catheter is in place or has become dislodged from the epidural space. This can be performed within seconds by measuring the pulsatile waveform within the epidural space.

In October 2020, Milestone Scientific announced a Group Purchasing Agreement with Premier Inc., a leading healthcare improvement company. The Agreement, which became effective November 1, 2020, allows Premier members, at their discretion, to take advantage of special pricing and terms pre-negotiated by Premier for the CompuFlo Epidural System and CathCheck. This agreement expires on February 28, 2022. A new Group Purchase Agreement with Premier Inc. was signed in November 2021, effective as of March 1, 2022. This agreement expires on February 28, 2025.

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category:

	For the Year December 31, 2021
Domestic: US	Dental	Medical	Grand Total
Instruments	$560,424	$-	$560,424
Handpieces	2,905,354	35,200	2,940,554
Accessories	69,271	1,300	70,571
Grand Total	$3,535,049	$36,500	$3,571,549

International: Rest of World	Dental	Medical	Grand Total
Instruments	$1,226,486	$70,000	$1,296,486
Handpieces	3,246,302	44,900	3,291,202
Accessories	46,546	800	47,346
Grand Total	$4,519,334	$115,700	$4,635,034

International: China	Dental	Medical	Grand Total
Instruments	$303,000	$-	$303,000
Handpieces	1,795,128	-	1,795,128
Accessories	-	-	-
Grand Total	$2,098,128	$-	$2,098,128

Total Product Sales	$10,152,511	$152,200	$10,304,711

	For the Year December 31, 2020
Domestic: US	Dental	Medical	Grand Total
Instruments	$191,133	$-	$191,133
Handpieces	1,877,039	2,000	1,879,039
Accessories	50,014	-	50,014
Grand Total	$2,118,186	$2,000	$2,120,186

International: Rest of World	Dental	Medical	Grand Total
Instruments	$803,190	$7,600	$810,790
Handpieces	2,373,736	6,200	2,379,936
Accessories	48,924	-	48,924
Grand Total	$3,225,850	$13,800	$3,239,650

International: China	Dental	Medical	Grand Total
Instruments	$75,000	$-	$75,000
Handpieces	-	-	-
Accessories	2,400	-	2,400
Grand Total	$77,400	$-	$77,400

Total Product Sales	$5,421,436	$15,800	$5,437,236

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

Principles of Consolidation

Milestone Scientific's discussion and analysis of the financial condition and results of operations is based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Milestone Scientific and its wholly-owned and majority-owned subsidiaries including, Wand Dental, and Milestone Medical. All significant, intra-entity transactions and balances are eliminated in the consolidation.

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

If Milestone Scientific determines that it has operating power and the obligation to absorb losses or receive benefits, Milestone Scientific consolidates the VIE as the primary beneficiary. Milestone Scientific’s involvement constitutes power that is most significant to the entity when it has unconstrained decision-making ability over key operational functions within the entity. Milestone Scientific has completed the VIE analysis relating to Milestone China and Anhui Maishida Medical Technology, Co. Ltd. (“Anhui”).

Milestone Scientific has determined that due to the loss of equity investment in Anhui, the company no longer has significant influence of Anhui and therefore Anhui is not a variable interest. Milestone Scientific has a variable interest in Milestone China, it considered the guidance in ASC 810, “Consolidation” as it relates to determining whether Milestone China is a VIE and, if so, identifying the primary beneficiary. Milestone Scientific would be considered the primary beneficiary of the VIE if it has both of the following characteristics:

●	Power Criterion: The power to direct the activities that most significantly impact the entity’s economic performance; and
●	Losses/Benefits Criterion: The obligation to absorb losses that could potentially be significant or the right to receive benefits that could potentially be significant to the VIE

Milestone Scientific does not have the ability to control the activities that most significantly impact Milestone China's economics and, therefore, the power criterion has not been met. Management placed the most weight on the relationship and significance of activities of Milestone China to the CEO of Milestone China who have the power to direct the activities that most significantly impact the economic performance of Milestone China. Management has concluded that Milestone Scientific is not the primary beneficiary under ASC 810. Accordingly, Milestone China has not been consolidated into the financial statements of Milestone Scientific and is accounted for under the equity method. See Note F.

Assessment of our Ability to Continue as a Going Concern

In accordance with  (“ASC”) 205-40, “Presentation of Financial Statements – Going Concern”, the Company continually  evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Milestone Scientific has incurred operating losses and negative cash flows from operating activities in virtually each year since its inception.

In the second quarter of 2020, the Company was successful in raising approximately $19.7 million in public offerings.  Based on the expected cash needed for operating activities, the Company’s current cash and liquidity is sufficient to finance the operating requirements for at least the next 12 months from the filing date of this annual report.

Other Uncertainties

The coronavirus (COVID-19) that was reported to have surfaced in Wuhan, China in December 2019 and that has now spread to other countries throughout the world has  adversely impact our operations and those of our third-party partners.  As a result of the reduced hours and closings of dental offices throughout the country and the rest of the world due to the continuing spread of COVID-19, revenues for the years ended December 31, 2021, and 2020 were adversely affected.

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

The Company’s impairment review process is based upon an estimate of future undiscounted cash flow. Factors the Company considers that could trigger an impairment review include the following:

•	significant under performance relative to expected historical or projected future operating results,
•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business,
•	significant negative industry or economic trends; and
•	significant technological changes, which would render the technology obsolete

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

Results of Operations.

The following table sets forth the consolidated results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 .

	2021	2020
Operating results:
Product sales, net	$10,304,711	$5,437,236
Cost of products sold	3,992,811	1,815,924
Gross profit	6,311,900	3,621,312

Operating expenses:
Selling, general and administrative expenses	12,738,362	10,670,631
Research and development expenses	878,210	307,850
Depreciation and amortization expense	73,836	95,949
Total operating expenses	13,690,408	11,074,430
Loss from operations	(7,378,508)	(7,453,118)
Other income, and interest expense net	502,076	64,306
Net loss	(6,876,432)	(7,388,812)
Net loss attributable to noncontrolling interests	58,115	51,539
Net loss attributable to Milestone Scientific Inc.	(6,818,317)	(7,337,273)

Cash flow:	December 31, 2021	December 31, 2020
Net cash used in operating activities	$(4,017,581)	$(6,984,928)
Net cash used in investing activities	(15,189)	(21,438)
Net cash provided by financing activities	4,573,199	19,714,011

Year ended December 31, 2021, compared to year ended December 31, 2020.

Net sales for years ended December 31,  2021, and 2020 were as follows:

	2021	2020	Change
Dental	$10,152,511	$5,421,436	$4,731,075
Medical	152,200	15,800	$136,400
Total sales, net	$10,304,711	$5,437,236	$4,867,475

Consolidated revenue for the years ended December 31, 2021, and 2020 were approximately $10.3 million and $5.4 million, respectively. Dental revenue for the years ended December 31, 2021, and 2020 were approximately $10.1 million and $5.4 million, respectively. Dental revenue increased approximately $4.7 million for the year ended December 31, 2021, as compared to 2020, due to the  re-opening of dental offices throughout the country, and the rest of the world, including China. Medical revenue increased approximately $136,000 for the year ended December 31, 2021, as compared to 2020 due to the company arranging  meetings at hospital and pain clinics by the direct sales force organization and medical device distributors in European markets.

Gross Profit for years ended December 31,  2021 and 2020 were as follows:

	2021	2020	Change
Dental	$6,223,051	$3,656,522	$2,566,529
Medical	88,849	(35,210)	$124,059
Total gross profit	$6,311,900	$3,621,312	$2,690,588

Consolidated gross profit for the years ended December 31, 2021, and 2020 were approximately 61% and 67%, respectively. The decreased in the gross profit is due to the lower margin in sales to China. The Company incurred additional freight cost due to importing delays from China.

Selling, general and administrative expenses for years ended December 31,  2021 , and 2020 were as follows:

	2021	2020	Change
Dental	$2,946,108	$2,831,016	$115,092
Medical	4,106,689	2,993,563	1,113,126
Corporate	5,685,565	4,846,052	839,513
Total selling, general and administrative expenses	$12,738,362	$10,670,631	$2,067,731

Consolidated selling, general and administrative expenses for the years ended December 31, 2021, and 2020 were approximately $12.7 million and $10.7 million, respectively. This increase of approximately $2.0 million is categorized in several areas. Employee salaries, and benefits expenses increased approximately $1.4 million, and directors fees increased $500,000 during the year ended December 31, 2021, compared to the year ended December 31, 2020. The Company hired additional employees to work on the commercialization of the CompuFlo® Epidural System. The Company's trade shows, royalty, marketing, quality control, and general expenses increased approximately $622,000 while other SG&A, professional, and consulting expense decreased approximately $544,000 compared to the year ended December 31, 2020.

Research and Development for years ended December 31,  2021 and 2020 were as follows:

	2021	2020	Change
Dental	$797,509	$303,945	$493,564
Medical	80,701	3,905	76,796
Corporate	-	-	-
Total research and development	$878,210	$307,850	$570,360

Consolidated research and development expenses for the years ended December 31, 2021, and 2020, were approximately $878,000 and $308,000, respectively. The increase of approximately $570,000 is related to the Company exploring possible enhancements to the product line STA Single Tooth Anesthesia System.

Profit (Loss) from Operations for years ended December 31,  2021 and 2020 were as follows:

	2021	2020	Change
Dental	$2,475,059	$817,355	$1,657,704
Medical	(4,105,854)	(3,338,411)	(767,443)
Corporate	(5,747,713)	(4,932,062)	(815,651)
Total loss from operations	$(7,378,508)	$(7,453,118)	$74,610

The loss from operations was approximately $7.4 million and $7.5 million for the years ended December 31, 2021, and 2020, respectively, an decrease of $74,610. The decrease the result of increased in dental revenue, due to re-opening of dental offices throughout the country, the rest of the world, including China, partially offset by an increase in selling, general and administrative expenses as discussed above.

Liquidity and Capital Resources

Milestone Scientific has incurred annual operating losses and negative cash flows from operating activities since its inception. Milestone Scientific is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue from its dental business and the medical business worldwide, and a reduction in operating expenses. On December 31, 2021, Milestone Scientific had cash and cash equivalents of approximately $14.7 million and working capital of approximately $15.8  million. For the twelve years ended December 31, 2021 and 2020, we had cash flows used in operating activities of approximately $4.0 million and $7.0 million, respectively.

Management believes that the Company has sufficient cash, along with the current cash flow and support from the dental business to  mitigate the expected selling expenditures for commercialization of the Epidural medical device, as well as other operating expenditures and planned new product development programs, over the next twelve months from the filing date of this report. Dental offices in the United States and world-wide are in the process of reopening to near pre COVID-19 volumes. For the medical sector, hospitals in the United States are opening for elective procedures  and as such we are looking for new and innovative medical solutions. The positive movement in the hospitals will be a beneficial step to our sales efforts for the epidural instrument.

Contractual Obligations

The impact of the consolidated contractual obligations at December 31, 2021, expected on the liquidity and cash flows in future periods, is as follows:

Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years
Operating lease obligations	$586,589	$90,537	$330,479	$165,573

Purchase obligations (1)	$3,668,115	$3,668,115	$-	$-

Total	$4,254,704	$3,758,652	$330,479	$165,573

(1)    Purchase obligations include agreements for the purchase of dental and medical devices, including purchase obligations entered into post year end, which will require payment in during the year ended 2022.

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as December 31, 2021 due to a material weakness in our internal control over financial reporting as described below and in Note F of the consolidated financial statements.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Milestone Scientific management assessed the effectiveness of its internal control over financial reporting as of December 31, 2021. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) adopted in 2013. Based on the assessment and the criteria set forth by COSO, management believes that Milestone Scientific did not have effective internal control over financial reporting as of December 31, 2021 due to the material weakness described below:

The Company has failed to design and maintain effective controls over the safeguard of assets by not appropriately mitigating the risk of theft of its equity interest in Anhui Maishida Medical Technology, Co. Ltd. (“Anhui”).  The Company did not design a control that would prevent, without the knowledge or approval of the Company’s management and board of directors, the transfer of equity interests in Anhui Maishida Medical Technology, Co. Ltd to the CEO of Milestone China Ltd.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, the Company was in the process of remediating the identified material weakness.

Item 9B. Other Information

None.

Item 9C. Disclosure regarding Foreign Jurisdiction that Prevent inspections

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act.

Milestone Scientific’s directors are elected annually by the stockholders and serve for one-year terms until his/her successor is elected and qualified or until such director’s earlier death, resignation, or removal. The executive officers and key personnel are appointed by and serve at the discretion of the Board of Directors The current executive officers and directors of Milestone Scientific and their respective ages, as of March 31, 2022.

NAME	AGE	POSITION	DIRECTOR SINCE
Leslie Bernhard (1) (2) (3)	77	Chairman of the Board	2003
Jan Adriaan (Arjan ) Haverhals	60	President and Chief Executive Officer
Leonard Osser	74	Vice Chairman of the Board	1991
Leonard Schiller (1) (2) (3)	81	Director	1997
Gian Domenico Trombetta	61	Director	2014
Michael McGeehan (1) (2) (3)	56	Director	2017
Neal Goldman (2) (3)	78	Director	2019

1. Member of the Audit Committee

2. Member of the Compensation Committee

3. Member of the Nominating and Corporate Governance Committee

Jan Adriaan (Arjan) Haverhals , President and Chief Executive Officer

Jan Adriaan (Arjan) Haverhals has been Milestone Scientific's Chief Executive Officer since May 2021 and President since September 2020. Mr. Haverhals has also been the President and Chief Executive Officer of Milestone Scientific’s Dental Division (Wand Dental, Inc. or “Wand Dental”) since June 2020.  He brings more than 30 years of sales, marketing, product development, and international expansion experience within the medical device, pharmaceutical, and other industries. Prior to joining Wand Dental and Milestone Scientific, Mr. Haverhals was senior vice president of sales at Xcentric Mold & Engineering from 2019 until 2020 where he was instrumental in increasing sales productivity and efficiency for the company's prototype injection molding services, which included leading healthcare company clients. From 2012 until 2018, Mr. Haverhals worked at Straumann, LLC, a global leader in manufacturing medical and dental devices, where he held a series of senior sales and marketing roles including vice president of customer marketing & education, where he oversaw all product franchises and led the launch of more than 30 products in the North American market. He also served as senior vice president for the Nordic Region at Straumann AB, senior vice president of global sales digital solutions, which included oversight of the strategic acquisition of Etkon; and served as vice president of the Prosthetics Business Unit, where he introduced a new implant and prosthetics product line within a new market segment.

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

Leonard Osser,  Vice Chairman of the  Board

Leonard Osser has been a director of Milestone Scientific since 1991 and has served as Milestone Scientific’s Vice Chairman of the Board since May 2021.  Mr. Osser had been Interim Chief Executive Officer from December 2017 until May 2021. From July 2017 to December 2017, he had been Managing Director –China Operations. Prior to that, he served as Milestone Scientific’s Chairman from 1991 until September 2009, and during that time, from 1991 until 2007, was also Chief Executive Officer of Milestone Scientific. In September 2009, he resigned as Chairman of Milestone Scientific, but remained director, and assumed the position of Chief Executive Officer. From 1980 until the consummation of Milestone Scientific’s public offering in November 1995, Mr. Osser was primarily engaged as the principal owner and Chief Executive Officer of U.S. Asian Consulting Group, Inc., a New Jersey-based provider of consulting services specializing in distressed or turnaround situations in both the public and private markets. Mr. Osser’s knowledge of our business and background with us since 1980 provides the Board with valuable leadership skills and insight into our business and accordingly, the expertise needed to serve as one of our directors. Mr. Osser serves a special consultant to the board of directors for the Nexalin Company where he is also Managing Director –Asian Operations.

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

Leonard M. Schiller, Director

Leonard Schiller has been a director of Milestone Scientific since April 1997. Mr. Schiller has been a partner in the Chicago law firm of Schiller Law P.C. and its predecessors  since 1977 and since 2002, its President. Mr. Schiller also serves as a director on the board of Creatd, Inc., a Nasdaq listed social media company since February 2016. He serves as chairman of the compensation committee. He also is a general partner of Gravitas Capital LP, a hedge fund. Mr. Schiller’s professional experience and background have given him the expertise needed to serve as Chairman of the Compensation Committee and as one of our directors.

Neal Goldman, Director

Mr. Goldman is the President and Founder of Goldman Capital Management, Inc., a family office since 2018, which was previously an investment advisory firm founded in 1985. He was First Vice President of Research at Shearson Lehman Hutton. He has also held senior positions as a money manager and research analyst with a variety of firms including Neuberger Berman, Moseley Hallgarten Estabrook and Weeden, Bruns Nordeman, and Russ and Company. Mr. Goldman serves as Chairman of Charles & Colvard, Ltd. (Nasdaq: CTHR) since 2016 and served on the board of Imageware Systems, Inc. (Nasdaq: IWSY) until November 2020. He also serves on the board of Deep-Down Inc. (DPDW). Prior to their acquisition, he served on the boards of Blyth Industries and IPASS Corporation. Mr. Goldman received his B.A. degree in Economics from The City University of New York (City College). Mr. Goldman’s professional experience and financial background have given him the expertise needed to serve as one of our directors.

Michael McGeehan, Director

Michael McGeehan has been a director of Milestone Scientific since October 2017. Mr. McGeehan is a business consultant with 30 years of experience in a variety of business domains, including financial services, medical and healthcare products, consumer package goods and the software technology industry. Mr. McGeehan started his career at Metaphor Computer Systems in 1988 and then went to work at Microsoft Corporation in 1991.  In 1995, Mr. McGeehan left Microsoft and founded Forefront Information Strategies, an information technology consulting firm. In 2002, Mr. McGeehan returned to Microsoft where he worked until 2017, when he returned to and re-started Forefront. Mr. McGeehan was on the Board of Directors of Wand Dental. Mr. McGeehan has a Master’s in Business Administration from Pace University and a Bachelor of Science in Electrical Engineering and Computer Science from Marquette University.  Mr. McGeehan professional experience and background have given him the expertise needed to serve as Chairman of the Corporate Governance and Nominating Committee and as one of our directors.

Director Independence and Committees of the Board

The Board has determined that Leslie Bernhard, Leonard M. Schiller, Neal Goldman, and Michael McGeehan (the “Independent Directors”) are independent as that term is defined in the listing standards of the NYSE American. As disclosed above, Leslie Bernhard, Leonard M. Schiller, and Michael McGeehan are members of the Audit Committee and are independent for such purposes. Leslie Bernhard, Leonard M. Schiller, Michael McGeehan and Neal Goldman are members of the Compensation Committee and are independent for such purposes.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and director were complied with during the fiscal year ended December 31, 2021.

Code of Ethics

Milestone Scientific has adopted a code of ethics that applies to its directors, principal executive officer, principal financial officer and other persons performing similar functions. This code of ethics is posted on Milestone Scientific’s web site at www.milestonescientific.com. Milestone Scientific will also provide a copy of the Code of Ethics to any person without charge, upon written request addressed to the Chairman of the Board Leslie Bernhard, at the Company’s principal executive office, located at 425 Eagle Rock Avenue Roseland, NJ 07068.

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2021 and 2020 by Milestone Scientific’s (i) chief executive officer and (ii) two most highly compensated executive officers other than the chief executive officer who were serving as executive officers at the end of the 2021 fiscal year and whose salary as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonuses	Option Awards (6)	Other Compensation	Total
Jan Adriaan (Arjan) Haverhals (1) (6)
Chief Executive Officer - Wand Dental Inc	2021	$318,513	$296,000	$85,200	$35,311	$735,024
President of Milestone Scientific Inc.	2020	$156,666	$90,000	$-	$-	$246,666
Leonard A. Osser (2) (6)	2021	$112,500	$50,000	$-	$26,793	$189,293
Interim Chief Executive Officer	2020	$300,000	$700,000	$910,000	$20,668	$1,930,668
Gian Domenico Trombetta (3)
Chief Executive Officer - Wand Dental Inc	2020	$80,000	$-	$-	$-	$80,000
Joseph D'Agostino (4) (6)	2021	$59,003	$237,067	$-	$5,547	$301,617
Chief Financial Officer and Chief Operating Officer	2020	$200,738	$350,000	$455,000	$15,216	$1,020,954
Scott Kahn (5)
Chief Financial Officer	2021	$37,879	$-	$-	$-	$37,879

1.	Jan Adriaan (Arjan) Haverhals during 2021, other compensation represents payments made for health insurance coverage of approximately $29,600 and car allowance of approximately $5,400. Mr. Haverhals received $296,000 in a discretionary performance bonus for the year ended December 31, 2021, and was awarded 40,000 in stock options during 2021. Mr. Haverhals was hired in June 2020 as Chief Executive Officer of Wand Dental, and in September 2020, Mr. Haverhals was appointed to President of Milestone Scientific. Mr. Haverhals received $90,000 in a discretionary performance bonus for the year ended December 31, 2020.
2.	Leonard Osser - During 2021 other compensation represents payments made for health insurance coverage of approximately $12,393 and car allowance of approximately $14,400. Mr. Osser was granted under a succession plan options to purchase 2,000,000 shares of common stock, exercisable at the fair market value of the common stock on the date of grant, vesting over the five-year period. During 2020 other compensation represents payments made for health insurance coverage of approximately $6,800 and car allowance of approximately $14,400. During 2020 the deferred compensation of approximately $175,000 from both 2019 and 2018 was paid.
3.	Gian Domenico Trombetta - During 2021 the former CEO of Wand Dental was a consultant. Mr. Trombetta received $80,000 in consulting fees. As of December 31, 2020, the Company owes Mr. Trombetta $275,000 of deferred compensation from both 2019 and 2018. In May 2020, Mr. Trombetta resigned as CEO of Wand Dental. Mr. Trombetta received $80,000 compensation and $20,000 in consulting fees.
4.

Joseph D’Agostino: During 2021, other compensation includes payments made for health insurance coverage of approximately $3,200 and a car allowance of approximately $2,400. Mr. D’Agostino retired from company in April 2021 and was awarded a bonus of approximately $237,000 in 2021. During 2020, other compensation includes payments made for health insurance coverage of approximately $15,000 and a car allowance of approximately $9,000. During 2020, Mr. D’Agostino received a payment for deferred compensation of approximately $28,400 related to both 2019 and 2018, respectively. Mr. D'Agostino received a discretionary performance bonus in 2020 of $150,000 which will be paid in common stock.

5.	Scott Kahn was appointed as the Chief Financial Officer of the Company May 24, 2021. On July 2, 2021, the Company announced that Scott Kahn, and the Company have reached a mutual decision to part ways.
6.	The amounts in this column reflect the fair value of the options on the date of grant. For details used in the assumption calculating the fair value of the option reward, see Note C to the Financial Statements for the year ended December 31, 2021, a which is located on pages F-9 through F-13 of this Report. Compensation cost is generally recognized over the vesting period of the award. See the table below entitled Outstanding Equity Awards at December 31, 2021.

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

On December 19, 2017, the Board of Directors appointed Leonard Osser Interim Chief Executive Office, replacing Leslie Bernhard. Mr. Osser placed on hold his position as Managing Director-China Operations and his consulting agreement with Milestone Medical to rejoined Milestone Scientific Inc. as Interim Chief Executive Officer and did not receive or earn any compensation under those agreements while he served as Interim Chief Executive Officer. Mr. Osser, as Interim Chief Executive Officer, received a base salary and was entitled to receive bonus as determined by the compensation committee of Company.

On March 2, 2021, the Company entered into a Royalty Sharing Agreement with Mr. Osser, pursuant to which Mr. Osser sold, transferred and assigned to the Company all of his rights in and to a certain patent application as to which he is a co-inventor with Mark Hochman, a consultant to the Company, and the Company agreed to pay to Mr. Osser, beginning May 9, 2027, half of the royalty (2.5%) on net sales that would otherwise be payable to Mark and Claudia Hochman under their existing Technology Sale Agreement, dated January 1, 2005 and amended from time to time, with the Company. In connection with the Royalty Sharing Agreement, the Hochman's agreed with the Company, pursuant to an addendum to such Technology Sale Agreement dated February 25, 2021, to reduce from 5% to 2.5% the payments due to them under their Technology Sale Agreement beginning on May 9, 2027, and thereafter with respect to dental products embodying the new invention.

As part of the Succession Plan of the Company, Mr. Osser agreed, pursuant to an agreement dated April 6, 2021 (the “Succession Agreement”), to restructure certain of his existing agreements with the Company, which provide for additional and broader executive support, and at such time as he elects to step down as Interim Chief Executive Officer of the Company, to become the Vice Chairman of the Board of Directors of the Company. With respect to Mr. Osser’s July 2017 Employment Agreement and Consulting Agreement (each as described above), the compensation under the Employment Agreement was modified to reduce the overall compensation by $100,000 to $200,000, split equally between a cash amount and an amount in shares, and the compensation under the Consulting Agreement was increased by $100,000 to $200,000, equally split between a cash amount and an amount in shares, which shares were formerly payable under the Employment Agreement.  In connection with his acceptance of the Vice Chairman position and in consideration of his services as a member of the Board and agreement to provide certain additional general consulting services, Mr. Osser was granted options to purchase 2,000,000 shares of common stock, exercisable at the fair market value of the common stock on the date of grant, vesting over the five-year period after he steps down as Interim Chief Executive Officer of the Company or ten years from the date of grant, whichever shall end first. The Company believes that the effect of such existing agreements and the Succession Agreement, all of which relate to the period after such time Mr. Osser steps down as Interim Chief Executive Officer of the Company, collectively expand Mr. Osser’s consulting to and support of the Company beyond its Chinese operations to also include its medical and other products, while enhancing the retention aspects of the Company’s relationship with Mr. Osser. On May 19, 2021, Mr. Osser resigned as Interim Chief Executive Officer of the Company and assumed the role of Vice Chairman of the Board.

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

Outstanding Equity Awards at December 31, 2021

The following table includes certain information with respect to all unexercised stock options and unvested shares of common stock of Milestone Scientific outstanding owned by the Named Executive Officers at December 31, 2021.

	Options Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#) (2)	Market Value of Number of Shares or Units of Stock that have not vested (#) (3)
Jan Adriaan (Arjan ) Haverhals
	13,333	26,667	$2.13	12/23/2024	45,558	$94,760
Total	13,333	26,667			45,558	$94,760
Leonard Osser	468,964	234,554	$1.99	12/22/2025	1,566,192	$3,257,680
	-	2,000,000	2.47	4/23/2031
	10,714	21,461	$3.11	2/9/2026
Total	479,678	2,256,015			1,566,192	$3,257,680

Total	493,011	2,282,682			1,611,750	3,352,440

1.	Represents stock option grants at fair market value on the date of grant.
2.	Issuance of the shares of common stock have been deferred until the termination of employment with Milestone Scientific in accordance with the terms of respective employment arrangements.
3.	Based on the closing price per share of $2.06 as reported on the NYSE American on December 31, 2021.

Director Compensation

The following table shows the compensation earned by or awarded or paid in 2021 to the individuals who served as our non-employee directors during such period. Neither Mr. Osser nor Mr. Trombetta received any additional compensation for their services as a director.

NAME	Fees Earned or Paid in Cash ($)	Fees Earned or Paid in Common Stock
Leslie Bernhard	$66,000	$64,000
Leonard Schiller	$12,000	$103,667
Michael McGeehan	$-	$118,499
Neal Goldman	$-	$116,000
Gian Domenico Trombetta	$-	$116,000
Leonard Osser	$-	$100,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 31, 2022, regarding stock ownership of all persons known by Milestone Scientific to own beneficially more than 5% of Milestone Scientific’s outstanding common stock, Named Executives, all directors, and all directors and officers of Milestone Scientific as a group:

Names of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)	Percentage
Executive Officers and Directors
Leonard Osser (3)	4,722,617	6.73%
Jan Adriaan (Arjan) Haverhals (4)	58,891	*
Leslie Bernhard (5)	29,358	*
Leonard Schiller (6)	336,356	*
Michael McGeehan (7)	245,576	*
Neal Goldman (8)	1,444,873	2.06%
Gian Domenico Trombetta (9)	10,261,144	14.61%
All directors & executive officers as group (7 persons)	17,098,815	23.40%
K. Tucker Andersen	3,777,103	5.38%
Tom Cheng	2,105,395	3.00%
* Less than 1%

1.The addresses of the persons named in this table are as follows: Leonard Osser, Jan Adriaan (Arjan) Haverhals, Gian Domenico Trombetta, Leslie Bernhard, Neal Goldman and Michael McGeehan are at 425 Eagle Rock Avenue, Roseland, New Jersey 07068; Leonard M. Schiller, c/o Schiller, Klein & McElroy, P.C., 33 North Dearborn Street, Suite 1030, Chicago, Illinois 60602;

2. A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 31, 2022, as applicable, upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 31, 2022, have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned.

 The percentages for each beneficial owner are determined based on dividing the number of shares of common stock beneficially owned by the sum of the outstanding shares of common stock on March 31, 2022 and the number of shares underlying options exercisable and convertible securities convertible within 60 days from March 31, 2022 held by the beneficial owner.

3. Includes 2,676,748 shares held by Mr. Osser or his family, 1,566,191 shares to be issued at the termination of his employment agreement, and 479,678 vested stock options to purchase common stock of the Company.

4. Includes 45,558 shares to be issued at the termination of his employment agreement, and 13,333 stock options to purchase common stock of the company.

5. Includes 29,358 shares held by Ms. Bernhard.

6. Includes 330,731 shares held by Mr. Schiller and 5,625 shares subject to common stock warrants to purchase common stock of the Company.

7. Includes 224,326 shares held by Mr. McGeehan and 21,250 shares subject to common stock warrants to purchase common stock of the Company.

8. Includes 1,444,873 shares held by Mr. Goldman.

9. Includes 178,571 shares subject to warrants to purchase common stock of the Company in the name of Bp4 Sr.l, and 10,082,573 shares held directly by BP4 S.r.l. ("BP4") of which 5,982,906 shares were issued upon the conversion of $7 million of preferred stock at $1.17 per share, as adjusted to date. Innovest S.p.A. ("Innovest") is the controlling shareholder of BP4 and Mr. Trombetta is a controlling shareholder and director of Innovest, and, as such, is deemed to have voting and investment power over the securities held by BP4. Mr. Trombetta disclaims beneficial ownership of all securities held by BP4.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2021, the (i) options granted under the Milestone Scientific 2004 Stock Option Plan (the “2004 Plan”), (ii) options granted under the Milestone Scientific 2011 Equity Compensation Plan (f/k/a Milestone Scientific 2011 Stock Option Plan) (the “2011 Plan”) and (iii) options granted under the Milestone Scientific Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”). The shares covered by outstanding options and warrants are subject to adjustment for changes in capitalization, stock splits, stock dividends and similar events. No other equity compensation has been issued.

Equity compensation plan approved by stockholders	Number of Securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plan
Grants under our 2004 Stock Option Plan (1)	-	$-	-

Grants under our 2011 Stock Option Plan (2)	-	$-	-

Grants under our 2020 Stock Option Plan (3)	2,927,023	$1.50	811,507

Total	2,927,023	$-	811,507

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

2.

The 2011 Plan, as amended, provided for awards of restricted common stock and options to purchase up to a maximum 4,000,000 shares of common stock and expired in June 2021. Options were granted to employees, directors, and consultants of Milestone Scientific for the purchase of shares of common stock at a price not less than the fair market value of common stock on the date of grant. In general, options become exercisable over a three-year period from the grant date and expired five years after the date of grant. For the years ended December 31, 2021 and 2020, 818,166 and 336,970 options, respectively, were exercised.

3.	The 2020 Plan provides for awards of restricted common stock and options to purchase up to a maximum of 4,000,000 shares of common stock and expires in December 2030. Options may be granted to employees, directors, and consultants of Milestone Scientific for the purchase of shares of common stock at a price not less than the fair market value of common stock on the date of grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant. For the year ended December 31, 2021, 811,507 options and shares issued.

13. Certain Relationships and Related Transactions and Director Independence.

In first quarter of 2020, Milestone China and certain manufacturing/marketing affiliates entered into a reorganization agreement (the “Transaction”) pursuant to which Milestone China, a company in which Milestone Scientific owned 40%, was to merge into an affiliated manufacturing company, Anhui Maishida Medical Technology, Co. Ltd. (“Anhui”), with Anhui as the surviving entity and to have complete responsibility for sales, marketing and distribution for the Company’s dental products in China. After completion of the Transaction, Milestone Scientific was expected to have an approximate 28.4% direct ownership in Anhui. Due to the COVID-19 pandemic, the regulatory approval of the planned Transaction was delayed while applicable government offices were closed in China and Hong Kong. We have learned that a principal of Anhui has caused Milestone China’s 28.4% equity stake in Anhui to be transferred to Lidong Zhang, the CEO of Milestone China, in exchange for RMB 2,840 million (approximately $440,351), and Milestone China’s equity interest in Anhui to have been eliminated.  Though we believe that this conveyance is outside of the laws of Hong Kong and/or China, as may be applicable, at this juncture, Milestone Scientific has no ownership in Anhui, and we do not believe that Milestone China has any operations. See Note F.

The Company engaged Mr. Trombetta as a consultant for a period of twelve months (beginning October 1, 2020, and ending September 30, 2021), to provide international business dental information and business contacts to the Company and provide consulting services for new international business and dental segments. For the year ended December 31, 2021, and 2020 the Company expensed $45,000 and $15,000, respectively, for services rendered by Mr. Trombetta. Mr. Trombetta received shares of the company common stock. This agreement was terminated September 30, 2021.

In January 2017, Milestone Scientific entered into a twelve-month agreement with Innovest S.p.A., a significant stockholder of Milestone Scientific, to provide consulting services. This agreement will renew for successive twelve-month terms unless terminated by Innovest S.p.A or Milestone Scientific. Expenses recognized on this agreement were $60,000 for the year ended December 31, 2020. This agreement was terminated September 30, 2020.

The Director of Clinical Affairs’ royalty fee was approximately $446,000 and $267,000 for the year ended December 31, 2021, and 2020, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of  $ 158,000 and $156,000 for the year ended December 31, 2021 and 2020, respectively. As of December 31, 2021, and 2020, Milestone Scientific owed the Director Clinical Affairs for royalties of approximately $123,000 and $127,000, respectively, which is included in accounts payable, related party and accrued expense, related party, in the consolidated balance sheet. See Note K below for additional information about the royalty agreement.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

Milestone Scientific incurred audit and financial statement review fees of approximately $292,000 and $330,000 from Friedman LLP, its principal accountant, for 2021 and 2020, respectively. These fees include fees for professional services rendered for the audit of our annual financial statements and the review of financial statements included in our report on Form 10-Q's or services that are normally provided in connection with statutory and regulatory filings and fees related to registration statements.

Tax Fees

Milestone Scientific incurred tax fees of approximately $38,000 and $34,000 from Friedman LLP for 2021 and 2020, respectively.

Audit Related Fees

Milestone Scientific did not incur audit related fees  from Friedman LLP, its principal accountant in either 2021 or 2020.

All Other Fees

Milestone Scientific did not incur other accounting fees  from Friedman LLP, its principal accountant in either 2021 or 2020.

Audit Committee Administration of the Engagement

The engagement with Friedman LLP, the principal accountants, was approved in advance by the Board of Directors and the Audit Committee. No non-audit or non-audit related services were approved by the Audit Committee in either 2021, or 2020.

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

Exhibit No	Description
3.1	Restated Certificate of Incorporation of Milestone filed on September 6, 2013 (11)
3.2	Form of Certificate of Designation filed on April 18, 2014 (12)
3.3	Certificate of Correction to the Certificate of Designation filed on May 12, 2014 (13)
3.4	Amended and Restated By-laws of Milestone filed April 1, 2019 (23)
3.5	Certificate of Amendment to Restated Certificate of Incorporation (24)
4.1	Specimen stock certificate (2)
4.3	Form of Common Stock Purchase Warrant issued in the 2016 Public Offering (16)
4.4	Form of Common Stock Purchase Warrant issued in the Feb. 2019 Public Offering (21)
4.5	Form of Common Stock Purchase Warrant issued in the Feb. 2019 Private Placement (22)
4.6	Description of Registrant’s Securities*
4.7	Form of Common Stock Purchase Warrant issued in the Apr. 2020 Public offering (25)
4.8	Form of Common Stock Purchase Warrant issued in the Jun. 2020 Public Offering (26)
10.1	Lease dated November 25, 1996 between Livingston Corporate Park Associates, L.L.C. and Milestone (3)
10.2	Lease amendment dated April 28, 2004 between Livingston Corporate Park Associates, L.L.C. And Milestone (4)
10.3	2011 Equity Compensation Plan (7)
10.4	Master Supply and Distribution Agreement, dated July 3, 2013, between Milestone Scientific Inc and Tri-anim Health Services, Inc (9)
10.5	Agreement with Mark Hochman, dated July 2015 (13)
10.6	Investment Agreement, dated April 15, 2014, between Milestone Scientific Inc. and BP4 S.p.A. (12)
10.7	Exclusive Distribution and Supply Agreement, dated as of June 20, 2016, among Milestone Scientific Inc., Wand Dental, Inc. and Henry Schein, Inc. (14)
10.8	Amended and Restated Employment Agreement, dated December 1, 2016, between Wand Dental Inc. and Gian Domenico Trombetta (15)
10.9	Final Form of Asset Purchase Agreement, dated June 2, 2017, among APAD Octrooi B.V., APAD B.V., and Milestone Scientific Inc. (17)
10.10	Final form of the Memorandum of Agreement, dated June 6, 2017, between Solee Science & Technology U.S.A. Ltd. and Milestone Scientific Inc. (18)
10.11	Final form of the Promissory Note, dated June 6, 2017, in the principal amount of $1,275,000 made by Solee Science & Technology U.S.A. Ltd. to Milestone Scientific Ltd. (18)
10.12	Final form of the Stock Option Agreement, dated June 6, 2017, Solee Science & Technology U.S.A. Ltd. and Milestone Scientific Inc. (18)
10.13	New Employment Agreement between Milestone Scientific Inc. and Leonard Osser dated as of July 11, 2017. (19)
10.14	Employment Agreement between Milestone Scientific Inc. and Daniel Goldberger dated as of July 11, 2017. (19)
10.15	Covenant Agreement between Milestone Scientific Inc. and Daniel Goldberger dated and effective as of July 11, 2017. (19)
10.16	Consultant Agreement between Milestone Medical Inc. and U.S. Asian Consulting Group, LLC dated as of July 10, 2017. (20)
10.17	Underwriting Agreement, dated as of February 1, 2019 between Milestone Scientific Inc. and Maxim Group LLC, as underwriter (21)
10.18	Stock Purchase Agreement, dated as of February 8, 2019 between Milestone Scientific Inc. and BP4 S.p.A. (22)
10.19	Underwriting Agreement, dated as of April 9, 2020 between the Company and Maxim Group LLC (25)

10.20	Underwriting Agreement, dated as of June 25, 2020 between the Company and Maxim Group LLC (26)
10.21	Buy Sell Agreement, dated as of November 22, 2021, by and between Wand Dental, Inc. and Michelle Zhang dba Solee Science & Technology USA*
10.22	Succession Agreement between Leonard Osser and Milestone Scientific Inc. (27)
10.23	Amended and Restated 2020 Equity Incentive Plan (28)
21.1	List of Subsidiaries*
23.1	Consent of Friedman, LLP*
31.1	Rule 13a-14(a) Certification-Chief Executive Officer*
32.1	Section 1350 Certifications-Chief Executive Officer***
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Indicates management contract or compensatory plan or arrangement.
***	Furnished, not filed, in accordance with item 601(32) (ii) of Regulations-S-K.

	2)	Incorporated by reference to Amendment No. 1 to Milestone Scientific’s Registration Statement on Form 10-KSB for the year ended May 15, 1995
	3)	Incorporated by reference to Milestone Scientific’s Form 10-KSB for the year ended December 31, 1996.
	4)	Incorporated by reference to Milestone Scientific’s Form 10-KSB for the year ended December 31, 2004.
	7)	Filed as Appendix A to Milestone Scientific’s Proxy Statement filed with the SEC on May 2, 2011 and incorporated herein by reference.
	9)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on July 9, 2013.
	11)	Incorporated by reference to Milestone Scientific’s Form 10-K for the year ended December 31, 2013.
	12)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on April 18, 2014.
	13)	Incorporated by reference to Milestone Scientific’s Form 10-K for the year ended December 31, 2015.
	14)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on June 30, 2016.
	15)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on December 2, 2016.
	16)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on December 16, 2016.
	17)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on June 2, 2017.
	18)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on June 7, 2017.
	19)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on July 10, 2017.
	20)	Incorporated by reference to Milestone Scientific’s Form 10-Q filed with the SEC on August 14, 2017.
	21)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on February 1, 2019.
	22)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on February 14, 2019.
	23)	Incorporated by reference to Milestone Scientific’s Form 10-K filed with the SEC on April 1, 2019.
	24)	Incorporated by reference to Milestone Scientific’s Form 10-K/A filed with the SEC on April 2, 2020.
	25)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on April 9, 2020.
	26)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on June 25, 2020
	27)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on April 7, 2021
	28)	ncorporated by reference to Milestone Scientific’s Proxy Statement on Schedule 14A filed with the SEC on April 30, 2021

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Milestone Scientific Inc.
By:	/s/Arjan Haverhals
Chief Executive Officer

Date: March 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Leslie Bernhard	March 31, 2022	Chairman and Director
Leslie Bernhard
Vice Chairman and Director
/s/ Leonard Osser	March 31, 2022
Leonard Osser
Director
/s/ Gian Domenico Trombetta	March 31, 2022
Gian Domenico Trombetta

/s/ Leonard Schiller	March 31, 2022	Director
Leonard Schiller

/s/ Michael McGeehan	March 31, 2022	Director
Michael McGeehan

/s/ Neal Goldman	March 31, 2022	Director
Neal Goldman

REPORT INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Milestone Scientific, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Milestone Scientific, Inc. and subsidiaries (the “Company”) as of December 31, 2021, and 2020, and the related consolidated statements of  operation, statements of changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes  (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

The valuation of inventories requires management to make significant assumptions and complex judgments about the future salability of the inventory and its net realizable value. These assumptions include the assessment of net realizable value by inventory category considering future usage and forecast product demand for the Company’s products. Changes in such assumptions could have a significant impact on the valuation of the Company’s inventories. Additionally, management makes qualitative judgments related to slow moving and obsolete inventories. This leads to a high degree of auditor judgment and an increased extent of effort is required when performing audit procedures to evaluate the methodology and reasonableness of the estimates and assumptions.

How We Addressed the Matter in Our Audit

The following are the most relevant procedures we performed to address this critical audit matter:

●	Testing of whether the data used to assess obsolescence associated with inventory on hand was complete and sufficiently precise.

●

Evaluating whether the expected customer demand used was reasonable, considering the Company’s current and past marketing efforts and their market studies in developing the estimate of future demand, the estimated useful life of the inventory, current economic and competitive conditions that could impact the forecasts, and the timing of the introduction and development of new or enhanced products

●

Evaluating the reasonableness of management’s assumption related to the risk of technological or competitive obsolescence for products considering the technological or competitive obsolescence experiences during the product life cycle of existing products used in other business lines

/s/ Friedman LLP
We have served as the Company’s auditor since 2016.

East Hanover, New Jersey
March 31, 2022

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$14,764,346	$14,223,917
Accounts receivable, net	943,272	1,080,656
Prepaid expenses and other current assets	375,360	415,915
Inventories, net	1,541,513	2,420,179
Advances on contracts	1,309,260	414,202
Total current assets	18,933,751	18,554,869
Furniture, fixtures and equipment, net	23,713	30,729
Intangibles, net	277,619	329,249
Right of use assets	550,511	632,453
Other assets	24,150	24,150
Total assets	$19,809,744	$19,571,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$780,428	$482,972
Accounts payable, related party	395,857	385,138
Accrued expenses and other payables	1,417,248	824,454
Accrued expenses, related party	414,241	586,734
Current portion of finance lease liabilities	8,545	7,796
Current portion of operating lease liabilities	81,001	72,031
Deferred profit, related party	-	242,589
Note payable	-	276,180
Total current liabilities	3,097,320	2,877,894
Non-current portion of finance lease liabilities	20,062	28,607
Non-current portion of operating lease liabilities	476,980	557,981
Total liabilities	$3,594,362	$3,464,482

Commitments

Stockholders’ equity
Common stock, par value $.001;authorized 100,000,000 shares; 68,153,336 shares issued and 68,120,003 shares outstanding as December 31, 2021; authorized 85,000,000 shares; 64,171,435 shares issued and 64,138,102 shares outstanding as December 31, 2020;	68,153	64,171
Additional paid in capital	124,915,560	117,934,696
Accumulated deficit	(107,704,274)	(100,885,957)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific Inc. stockholders' equity	16,367,923	16,201,394
Noncontrolling interest	(152,541)	(94,426)
Total stockholders’ equity	$16,215,382	$16,106,968

Total liabilities and stockholders’ equity	$19,809,744	$19,571,450

See notes to Consolidated Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

	2021	2020

Product sales, net	$10,304,711	$5,437,236
Cost of products sold	3,992,811	1,815,924
Gross profit	6,311,900	3,621,312

Selling, general and administrative expenses	12,738,362	10,670,631
Research and development expenses	878,210	307,850
Depreciation and amortization expense	73,836	95,949
Total operating expenses	13,690,408	11,074,430
Loss from operations	(7,378,508)	(7,453,118)

Interest expense, net	(16,360)	(18,081)
Gain on debt extinguishment-PPP	276,180	-
Loss before provision for income taxes and net of equity investments	(7,118,688)	(7,471,199)
Provision for income taxes	(333)	(15,500)
Loss before equity investment	(7,119,021)	(7,486,699)
Deferred profit and divesture-equity investment (See Note F)	242,589	97,887
Net loss	(6,876,432)	(7,388,812)
Net loss attributable to noncontrolling interests	58,115	51,539
Net loss attributable to Milestone Scientific Inc.	(6,818,317)	(7,337,273)

Net loss per share applicable to common stockholders—
Basic	$(0.10)	$(0.12)
Diluted	$(0.10)	$(0.12)

Weighted average shares outstanding and to be issued—
Basic	68,829,860	63,061,358
Diluted	68,829,860	63,061,358

See notes to Consolidated Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31 2021 AND  2020

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling interest	Treasury Stock	Total
Balance, January 1, 2020	-	$-	49,410,176	$49,410	$96,082,324	$(93,524,297)	$(67,274)	$(911,516)	$1,628,647
Stock based compensation	-	-	-	-	550,349	-	-	-	550,349
Common stock issued to employee for compensation	-	-	52,566	53	59,959	-	-	-	60,012
Common stock issued for payment of consulting services	-	-	481,685	490	837,970	-	-	-	838,460
Common stock issued to board of directors for services	-	-	121,527	122	238,065	-	-	-	238,187
Common stock issued to employees for bonuses	-	-	414,736	406	734,264	-	-	-	734,670
Common stock issued in public offering April 6, 2020	-	-	5,420,000	5,420	4,621,022	-	-	-	4,626,442
Common stock issued in public offering-June 30, 2020	-	-	6,770,000	6,770	13,410,074	-	-	-	13,416,844
Acquired controlling interest in Milestone Advanced Cosmetic Systems	-	-	-	-	-	(24,387)	24,387	-	-
Common stock issued for warrants	-	-	1,163,775	1,163	1,016,860	-	-	-	1,018,023
Common stock issued to employee for option exercised	-	-	336,970	337	383,809	-	-	-	384,146
Net Loss	-	-				(7,337,273)	(51,539)	-	(7,388,812)
Balance at December 31, 2020	-	$-	64,171,435	$64,171	$117,934,696	$(100,885,957)	$(94,426)	$(911,516)	$16,106,968
Stock based compensation	-	-	-	-	790,915	-	-	-	790,915
Common stock issued to employee for compensation expensed in prior periods	-	-	7,075	7	(7)	-	-	-	-
Common stock to be issued for payment of consulting services expensed in prior periods	-	-	40,010	40	(40)	-	-	-	-
Common stock issued to board of directors for services expensed in prior periods	-	-	18,879	19	(19)	-	-	-	-
Common stock to be issued to employees for bonuses	-	-	-	-	100,000	-	-	-	100,000
Common stock issued to employee for stock options exercised	-	-	826,499	826	1,381,060	-	-	-	1,381,886
Common stock issued to employee for compensation	-	-	18,345	18	107,482	-	-	-	107,500
Common stock to be issued for payment of consulting services	-	-	289,661	290	770,044	-	-	-	770,334
Common stock issued to board of directors for services	-	-	277,767	278	617,889	-	-	-	618,167
Common stock issued to employee for bonus expensed in prior periods	-	-	402,490	402	(402)	-	-	-	-
Common stock issued for warrants exercised	-	-	2,101,175	2,102	3,213,942	-	-	-	3,216,044
Net loss	-	-	-	-	-	(6,818,317)	(58,115)	-	(6,876,432)
Balance at December 31, 2021	-	-	68,153,336	$68,153	$124,915,560	$(107,704,274)	$(152,541)	$(911,516)	$16,215,382

See notes to Consolidated Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2021	2020
Cash flows from operating activities:
Net loss	$(6,876,432)	$(7,388,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	22,205	42,937
Amortization of intangibles	51,630	53,012
Stock based compensation	790,915	550,349
Employees paid in stock	793,110	794,732
Expense paid in stock	707,861	838,410
Non-cash operating lease expense	(55,096)	34,332
Gain on debt extinguishment-PPP	(276,180)	-
Deferred profit and divesture-equity investment (See Note F)	(242,589)	(97,887)
Changes in operating assets and liabilities:
Decrease in accounts receivable	137,384	630,009
Decrease in other assets	-	11,755
Decrease (increase) in inventories	878,666	(799,670)
(Increase) decrease in advances on contracts	(895,058)	296,460
Decrease in prepaid expenses and other current assets	40,555	103,148
Increase (decrease) in accounts payable	297,456	(896,453)
Increase (decrease) in accounts payable, related party	10,719	(973,614)
Increase in accrued expenses	562,824	50,323
Decrease in accrued expenses, related party	(47,493)	(233,959)
Decrease operating right of use lease asset	81,942	-
Net cash used in operating activities	(4,017,581)	(6,984,928)

Cash flows from investing activities:
Purchase of furniture, fixtures, and equipment	(15,189)	(21,438)
Net cash used in investing activities	(15,189)	(21,438)

Cash flows from financing activities:
Proceeds from exercise of warrants	3,216,044	1,018,023
Payments finance lease obligations	(24,731)	(7,622)
Net proceeds from note payable	-	276,180
Common stock issued to employee for option exercised	1,381,886	384,146
Net proceeds from Public Offering	-	18,043,284
Net cash provided by financing activities	4,573,199	19,714,011

Net increase in cash and cash equivalents	540,429	12,707,645
Cash and cash equivalents at beginning of period	14,223,917	1,516,272
Cash and cash equivalents at end of period	$14,764,346	$14,223,917

Supplemental non-cash disclosure of cash flow information:
Initial recognition of operating lease-right of use assets	$-	$(706,071)
Initial recognition of operating lease right to used liabilities	$-	$706,071

See notes to Consolidated Financial Statements

MILESTONE SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION AND BUSINESS

All references in this report to “Milestone Scientific,” “us,” “our,” “we,” the “Company” or “Milestone” refer to Milestone Scientific Inc., and its consolidated subsidiaries, Wand Dental, Inc., Milestone Medical, Inc. and Milestone Education LLC (all described below), unless the context otherwise indicates. Milestone Scientific is the owner of the following registered U.S. trademarks: CompuDent®; CompuMed®; CompuFlo®; DPS Dynamic Pressure Sensing technology®; Milestone Scientific ®; the Milestone logo ®; SafetyWand®; STA Single Tooth Anesthesia System®; and The Wand ®.

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

We are in the process of meeting with medical facilities and device distributors within the United States, Middle East and Europe. To date there have been seventeen medical devices sold in the United States and limited amounts sold internationally. Certain of our medical instruments have obtained European CE mark approval and can be marketed and sold in most European countries.

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

NOTE B-  LIQUIDITY AND UNCERTAINTIES

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2021, the Company had an accumulated deficit of $107.7 million and has incurred a net loss of approximately $6.8 million and $7.3 million for the year ended December 31, 2021, and 2020 respectively.

In the second quarter of 2020, the Company completed two public offerings. In April 2020, a Common Stock offering generating gross proceeds of approximately $5.1 million (5,420,000 common shares and 2,710,000 warrants). The combined price of the shares and warrants was $0.95 per share. The warrants are exercisable at a price of $1.20 per share and have an expiration of three (3) years from the issue date. In June 2020, the Company completed a second Common Stock offering generating gross proceeds of approximately $14.6 million (6,770,000 common shares and 3,749,000 warrants). The combined price of the shares and warrants was $2.15 per share. The warrants are exercisable at $2.60 and expire three (3) years from the issue date.  Management believes the Company has sufficient liquidity to support operations beyond a year from the consolidated financial statements issue date.

The coronavirus (COVID-19) adversely impacted the Company's operations, our distributors and suppliers. As a result of the reduced hours, closings of dental offices, hospitals, and pain clinics throughout the country and the rest of the world, revenues for the years ended December 31, 2021, and 2020 were adversely affected. Business interruptions, resulting from COVID-19, or new strain could significantly disrupt our operations and could have a material adverse impact on our business into 2022.

In addition to its employees, the Company relies on (i) distributors, agents, and third-party logistics providers in connection with product sales and distribution and (ii) raw material and component suppliers in the U.S., Europe, and China. If the Company, or any of these entities encounter any disruptions to its or their respective operations or facilities, or if the Company or any of these third-party partners were to shut down for any reason, including by fire, natural disaster, such as a hurricane, tornado or severe storm, power outage, systems failure, labor dispute, pandemic or other public health crises, or other unforeseen disruption, then the Company or they may be prevented or delayed from effectively operating its or their business, respectively.

In addition, it is uncertain as to what effect the continuing spread of COVID-19 will have on the commercialization efforts of our CompuFlo Epidural and CathCheck systems. Such future developments could have a material adverse effect on the Company financial results and its ability to conduct business as expected.

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Milestone Scientific and its wholly owned and majority owned subsidiaries, including, Wand Dental (wholly owned), and Milestone Medical (majority owned).  All significant, intra-entity transactions and balances have been eliminated in the consolidation.

2.  Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the allowance for doubtful accounts, inventory valuation, and cash flow assumptions regarding evaluations for impairment of long-lived assets and going concern considerations, stock compensation expense, and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

3.  Revenue Recognition

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

Financing and Payment

The Company's payment terms differ by geography and customer, but payment is generally required within 90 days from the date of shipment or delivery.

Disaggregation of Revenue

The Company operates in two operating segments: dental and medical. Therefore, results of the Company operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. See Note M for revenues by geographical market, based on the customer’s location, and product category for the years ended  December 31, 2021 and 2020.

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

If Milestone Scientific determines that it has operating power and the obligation to absorb losses or receive benefits, Milestone Scientific consolidates the VIE as the primary beneficiary. Milestone Scientific’s involvement constitutes power that is most significant to the entity when it has unconstrained decision-making ability over key operational functions within the entity. Milestone Scientific has completed the VIE analysis relating to Milestone China and Anhui Maishida Medical Technology, Co. Ltd. (“Anhui”).

Milestone Scientific has determined that due to the loss of equity investment in Anhui, the company no longer has significant influence of Anhui and therefore Anhui is not a variable interest. Milestone Scientific has a variable interest in Milestone China, it considered the guidance in ASC 810, “Consolidation” as it relates to determining whether Milestone China is a VIE and, if so, identifying the primary beneficiary. Milestone Scientific would be considered the primary beneficiary of the VIE if it has both of the following characteristics:

●	Power Criterion: The power to direct the activities that most significantly impact the entity’s economic performance; and
●	Losses/Benefits Criterion: The obligation to absorb losses that could potentially be significant or the right to receive benefits that could potentially be significant to the VIE

Milestone Scientific does not have the ability to control the activities that most significantly impact Milestone China's economics and, therefore, the power criterion has not been met. Management placed the most weight on the relationship and significance of activities of Milestone China to the CEO of Milestone China who have the power to direct the activities that most significantly impact the economic performance of Milestone China. Management has concluded that Milestone Scientific is not the primary beneficiary under ASC 810. Accordingly, Milestone China has not been consolidated into the financial statements of Milestone Scientific and is accounted for under the equity method. See Note F

5.  Cash and Cash Equivalents

Milestone Scientific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2021, and 2020 Milestone Scientific has approximately $13.9 million and $13.1 million of investments with short term maturities classified as  cash equivalents.  At times, such cash, may be more than the Federal Deposit Insurance Corporation insurance limit.

6.  Accounts Receivable

Milestone Scientific sells a significant amount of its product on credit terms to its major distributors. Milestone Scientific estimates losses from the ability or inability of its customers to make payments on amounts billed. Most credit sales are due within 90 days from invoicing. There have not been any significant credit losses incurred to date. As of December 31, 2021 and 2020,  accounts receivable was recorded, net of allowance for doubtful accounts of $10,000.

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

8.  Equity Method Investments

Investments in which Milestone Scientific can exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in the long-term assets on the Consolidated Balance Sheets. Under this method of accounting, Milestone Scientific's share of the net earnings or losses of the investee is presented below the provision for income tax on the Consolidated Statements of  Operations. Milestone Scientific evaluates its equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

9.  Furniture, Fixture and Equipment

Equipment is recorded at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. The costs of maintenance and repairs are charged to operations as incurred.

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

11.  Impairment of Long-Lived Assets

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

12. Note Payable

On April 27, 2020, the Company received a loan (the “Loan”) from Savoy Bank. in the aggregate amount of approximately $276,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Company received forgiveness for the Loan during the year ended December 31, 2021 and recorded a gain on debt extinguishment of $276,180.

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

At December 31, 2021 and 2020, we had no uncertain tax positions that required recognition in the consolidated financial statements. Milestone Scientific's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. No interest and penalties are present for periods open. Tax returns for the 2018, 2019 and 2020 years are subject to audit by federal and state jurisdictions.

15.  Basic and Diluted Net Loss Per Common Share

Milestone Scientific presents “basic” earnings (loss) per common share applicable to common stockholders and, if applicable, “diluted” earnings (loss) per common share applicable to common stockholders pursuant to the provisions of ASC 260, “Earnings per Share”. Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued common shares of 68,829,860 and 63,061,358 during the year ended December 31, 2021 and 2020. The calculation of diluted earnings per common share is like that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants were issued during the period.

Since Milestone Scientific had net losses in the year ended December 31, 2021 and 2020, the assumed effects of the exercise of potentially dilutive outstanding stock options, unissued restricted stock awards (“RSA”) and warrants, were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, RSA and warrants totaled 7,291,800 and 8,397,836  on December 31, 2021 and 2020, respectively.

16.  Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market at the measurement date (exit price). The Company required to classify fair value measurements in one of the following categories:

●	Level 1 inputs which are defined as quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company can access at the measurement date.
●	Level 2 inputs which are defined as inputs other than quoted prices included within Level 1 that are observable for the assets or liabilities, either directly or indirectly.
●	Level 3 inputs are defined as unobservable inputs for the assets or liabilities.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of an input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. As of December 31, 2021 and 2020 the Company does not have any assets or liabilities that were measured at fair value on a recurring basis.

17. Stock-Based Compensation

Milestone Scientific accounts for stock-based compensation under ASC Topic 718, Share-Based Payment. ASC Topic 718 requires all share-based payments to employees, non-employees, directors, and officers, including grants of employee stock options, to be recognized in the consolidated statements of operations over the service period, as an operating expense, based on the grant-date fair values.

18.  Recent Accounting Pronouncements

In December 2019, FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which clarifies for the accounting treatment for the accounting tax aspects relating, in part, to the intraperiod allocations and foreign subsidiaries. ASU 2019-12 is effective for all entities with fiscal years beginning after December 15, 2020. The adoption of this standard did not have a material effect on consolidated financial statement presentation.

In January 2020, FASB issued ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which, generally, provides guidance for investments in entities accounted for under the equity method of accounting. ASU 2020-01 is effective for all entities with fiscal years beginning after December 15, 2021, including interim periods therein. The company is analyzing the impact of the  adoption of this standard is not expected to have a material effect on consolidated financial statement presentation.

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

In October 2021, FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides guidance on accounting for contract assets and contract liabilities acquired in a business combination in accordance with Topic ASC 606, Revenue Recognition from Contracts with Customers (“ASC 606”). To achieve this, an acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. The amendments of ASU 2021-08 are for fiscal years beginning after December 15, 2022, including interim periods. Early adoption is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company will evaluate the impact of ASU 2021-08 on any future business combinations the Company may enter in the future.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the guidance on measuring credit losses for certain financial assets measured at amortized cost, including trade receivables. The FASB has subsequently issued several updates to the standard, providing additional guidance on certain topics covered by the standard. This update requires entities to recognize an allowance for credit losses using a forward-looking expected loss impairment model, taking into consideration historical experience, current conditions, and supportable forecasts that impact collectibility. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic, 326), Derivatives and hedging (Topic 815), and Leases (Topic 842): Effective dates, which deferred the effective date of ASU 2016-13 for the Company. AS a result of ASu 2019-10, ASU 2016-13 is effective for all entities with fiscal years beginning after December 15, 2022, including interim periods. The adoption of this update is not expected to have a material impact on the Company's consolidated financial statements.

NOTE D — INVENTORIES

Inventories, net consist of the following:	December 31, 2021	December 31, 2020

Dental finished goods, net	$342,465	$1,888,141
Medical finished goods, net	1,119,709	200,327
Component parts and other materials	79,339	331,711
Total inventories	$1,541,513	$2,420,179

The Company recorded an allowance on slow moving Medical finished goods of approximately $450,000 as of December 31, 2021 and 2020. The Company recorded an allowance on slow moving Dental finished goods of approximately $- and $3,000 as of December 31, 2021 and 2020, respectively. The reserve for the Medical finished goods was provided due to the delay in commercialization of intra-articular medical instruments.

NOTE E — ADVANCES ON CONTRACTS

The advances on contracts represent funding of future dental STA, and epidural inventory purchases and epidural replacements parts. The balance of the advances as of December 31, 2021 and 2020 is $1,309,260 and $414,202 respectively.

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

In first quarter of 2020, Milestone China and certain manufacturing/marketing affiliates entered into a reorganization agreement (the “Transaction”) pursuant to which Milestone China was to merge into an affiliated manufacturing company, Anhui Maishida Medical Technology, Co. Ltd. (“Anhui”), with Anhui as the surviving entity and to have complete responsibility for sales, marketing, and distribution for the Company’s dental products in China. After completion of the Transaction, Milestone Scientific was expected to have an approximate 28.4% direct ownership in Anhui. Due to the COVID-19 pandemic, the regulatory approval of the planned Transaction was delayed while applicable government offices were closed in China and Hong Kong. Until the completion of the transaction Milestone Scientific's 28.4 % in Anhui was held by Milestone China.

On November 23, 2021, management of Milestone Scientific became aware that on October 8, 2021, without approval from Milestone Scientific, (i) Milestone China entered into an Equity Transfer Agreement whereby Milestone China’s 28.4% equity stake in Anhui was transferred to Lidong Zhang, the CEO of Milestone China and Anhui, in exchange for RMB 2,840 million (approximately $440,351) of which no amounts have been or are expected to be received, see below, and (ii) Anhui held a shareholders’ meeting at which the Equity Transfer Agreement was approved by the shareholders of Anhui, eliminating Milestone China’s equity interest in Anhui and Milestone Scientific’s indirect equity interest in Anhui. Based on a review of the minutes of the Anhui shareholders’ meeting, Milestone China was not listed as a shareholder in such  meeting due to the executed Equity Transfer Agreement between Lidong Zhang and Milestone China.

Though management believes that this conveyance by Milestone China to LiDong Zhang is outside of the laws of Hong Kong and/or China, as may be applicable, at this juncture Milestone Scientific has no ownership in Anhui and Milestone China has no assets or operations. After considering taking action to assert our rights in the matter, and based on the acknowledgement that such course of action is not without its procedural and substantive challenges in Hong Kong and/or China and, importantly, in view of Michelle Zhang dba Solee Science & Technology USA (“Solee”) (see below), a company located in New Jersey, who became the independent distributor, former agent, for Milestone China and its subsidiaries, and due to the good working relationship developing between Milestone Scientific and Solee and reduction of Milestone Scientific’s credit exposure to a Chinese entity, management is not pursuing any legal action at this time to recover our equity interest.

However, management has determined to pursue an investigation of whether the above-described consideration payable by LiDong Zhang to Milestone China was actually paid to Milestone China and, if so, its recovery. Nevertheless, at this time, Milestone Scientific has not received any consideration, does not know if any of such consideration promised to Milestone China for its interest in Anhui has been paid and, if paid, whether it can recover its share of such consideration. As a result, Milestone Scientific has not recorded a gain or receivable related to the transfer of Anhui. See Note C(4) to the Consolidated Financial Statements.  As a result, at this time, Milestone Scientific has not received any consideration and does not know if any of the consideration promised to Milestone China for its interest in Anhui has been paid and, if paid, unless circumstances change, Milestone Scientific does not expect it will receive any of the consideration received by Milestone China for its assets without pursuing legal action. As a result, Milestone Scientific has not recorded a gain or receivable related to the transfer of Anhui. See Note C(4) to the Consolidated Financial Statements. As of December 31, 2021 and 2020 the investment in Milestone China was zero.

Related Party Transactions

Milestone China Distribution Agreement

Milestone China has been Milestone Scientific’s exclusive distributor in China. During 2017 and prior to the payment default during 2018, Milestone Scientific agreed to sell inventory to Milestone China and its agent. During 2018, Milestone Scientific entered into a payment arrangement with Milestone China to satisfy past due receivables from Milestone China and its agents which amounted to $2.8 million at the time of the payment arrangement. Milestone Scientific collected $950,000 under this arrangement, until Milestone China defaulted on the payment arrangements.

During the year ended December 31, 2021, Milestone Scientific shipped instruments and handpieces to Solee for the  sale to Anhui and recognized revenue of $2.1 million, of which approximately $270,000 at December 31, 2021, was included in account receivable related party (and has since been paid). As of December 31, 2021, the Company has approximately $89,000 of deposits from Solee for future shipment of goods included in accrued expenses on the accompanying consolidated balance sheet. During the year ended December 31, 2020 Milestone Scientific shipped 100 instruments to  Milestone China and its agents Solee for the sale to Anhui and recognized revenue of $75,000. As of December 31, 2020, the Company has approximately $183,000 of deposits from Solee  for future shipment of goods included in accrued expenses, related party on the accompanying consolidated balance sheet.

Beginning in mid- November 2021, Milestone Scientific entered into discussions with Michelle Zhang dba Solee Science & Technology USA (“Solee”), a company located in New Jersey, to become Milestone Scientific’s independent distributor for China,the former agent, for Milestone China and its subsidiaries. On November 22, 2021, Wand Dental, Inc., a United States subsidiary of Milestone Scientific, entered into a Buy and Sell Agreement with Solee, pursuant to which Milestone Scientific granted Solee the right to sell Milestone Scientific’s STA instruments, associated handpieces, and spare parts in China to Anhui. As of December 31, 2021 there have been no shipment under the new agreement to Solee.

United Systems, Inc. Agreement

In April of 2020, the Company entered into an agreement with United Systems, Inc., a related party, (see Note O) regarding certain handpieces supplied to Milestone China in 2018, that were billed and shipped to Milestone China by United Systems, as well as STA instruments billed to United Systems and delivered to Milestone China, and not paid by Milestone China. United Systems sold its entire accounts receivable due from Milestone China for the above- described handpieces and STA instruments for $370,260 to Milestone Scientific. Milestone Scientific paid United Systems as follows; $100,000 in cash paid in April 2020, $170,260 in shares of the Company’s  Common Stock (priced as of the close of business on April 23, 2020, $1.59 ) issued in June 2020, and $100,000 in cash paid in July 2020. The Company is entitled to the cash collections, if and when received, on the accounts receivable due to United Systems prior to this agreement up to approximately $1.4 million. The Company has recorded a charge to the consolidated statement of operations for $370,260 during the twelve months ended December 31, 2020. For the years ended December 31, 2021 and 2020, the Company has not received any collections in relation to this agreement.

Advanced Cosmetics Systems Agreement

In May 2020, Milestone Scientific finalized an agreement for the purchase of Milestone China’s 50% interest in Advanced Cosmetic Systems Inc., for the forgiveness of $900,000 in accounts receivable owed by Milestone China to Milestone Scientific (and previously fully reserved for), resulting in a noncash transaction. As a result of the purchase, Milestone Scientific now owns 100% of Advanced Cosmetic Systems Inc. Milestone China had the option to repurchase the 50% interest in Advanced Cosmetic Systems within one year from the sale date for $900,000 in cash. On May 18, 2021, the  repurchase option expired.

Gross Profit Deferral

Due to timing differences of when the inventory sold to Milestone China, Anhui or their agent is recognized and when Milestone China and Anhui sells the acquired inventory to third parties, an elimination of the recorded profit is required as of the balance sheet date. In accordance with ASC 323 Investment Equity Method and Joint Ventures, Milestone Scientific has deferred its ownership percentage of the gross profit associated with recognized revenue from sales to Milestone China, Solee as an agent, and Anhui until that product is sold to third parties.

The Company deferred profits on sales to Anhui and Milestone China due to its equity investment in the Companies, pursuant to ASC 323. Investments – Equity Method and Joint Ventures. Due to the Equity Transfer Agreement discussed above, the Company no longer has any equity interest and/or significant influence in Anhui via Milestone China and, as such, all previously deferred profit of $407,000 has been recognized in the accompanying statement of operations at the date of the Equity Transfer Agreement.

At December 31, 2021 and 2020, the deferred profit was approximately $0 and $242,000, respectively, which is included in deferred profit, related party in the consolidated balance sheets, For the year ending December 31,  2021 and 2020 Milestone Scientific recorded income from gross profit deferral of  approximately $242,000 and $98,000, respectively, in relation to gross profit previously deferred on product sold to Milestone China, Anhui, and Solee recorded as deferred profit and divesture-equity investment on the accompanying consolidated statement of operations.

NOTE G— FURNITURE, FIXTURES AND EQUIPMENT

	December 31, 2021	December 31, 2020
Furniture, Fixtures and Equipment consist of the following:

Leasehold improvements	24,734	24,734
Office furniture and equipment	174,147	174,147
Molds	7,200	7,200
Trade show displays	151,462	151,462
Computers and software	275,364	262,290
Tooling Safety Wand	125,022	125,022
Tooling equipment-STA & Wand	11,100	11,100
EPI and IA Instruments	82,363	82,363
STA Trials Instruments	63,752	63,752
Total	915,144	902,070
Less accumulated depreciation	(891,431)	(871,341)
Total	23,713	30,729

Depreciation expense was $22,205 and $42,937 for the years ended December 31, 2021, and 2020, respectively.

NOTE H — PATENTS

	December 31, 2021
	Cost	Accumulated Amortization	Net
Patents-foundation intellectual property	$1,377,863	$(1,100,244)	$277,619
Total	$1,377,863	$(1,100,244)	$277,619

	December 31, 2020
	Cost	Accumulated Amortization	Net
Patents-foundation intellectual property	$1,377,863	$(1,048,614)	$329,249
Total	$1,377,863	$(1,048,614)	$329,249

Patents are amortized utilizing the straight-line method over estimated useful lives ranging from 3 to 20 years. Amortization expense was $51,630 and $53,011 for the years ended December 31, 2021 and 2020, respectively. The annual amortization expense expected to be recorded for existing intangibles assets for the years 2022 through 2026 is approximately $53,000, $52,000, $34,000, $28,000 and $28,000.

NOTE I — STOCKHOLDERS’ EQUITY

In 2021, at the annual shareholder meeting the Company received approval to increase its authorized shares of common stock from 85,000,000 to 100,000,000.

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

WARRANTS

The following table summarizes information about shares issuable under warrants outstanding at December 31, 2021:

	Warrant shares outstanding	Weighted Average exercise price	Weighted Average remaining life	Intrinsic value
Outstanding and exercisable at January 1, 2021	6,369,396	1.97	2.48	$2,784,117
Issued	-	-	-	-
Exercised	(2,101,175)	1.50	-	4,231,079
Expired or cancelled		-	-	-
Outstanding and exercisable at December 31, 2021	4,268,221	$2.18	$1.50	$1,187,546

SHARES TO BE ISSUED

As of December 31, 2021, and 2020, there were 1,891,979 and 2,256,844,  shares to be issued whose issuance has been deferred under the terms of an employment agreements with the former Interim Chief Executive Officer,  former Chief Financial Officer, and other employees of Milestone Scientific. Such shares will be issued to each party upon termination of their employment.

As of December 31, 2021, and 2020, there were 174,364 and 171,485 shares to be issued to non-employees, respectively, that will be issued to non-employees for services rendered. The number of shares was fixed at the date of grant and were fully vested upon grant date.

The following table summarizes information about shares to be issue at December 31, 2021 and 2020.

	December 31, 2021	December 31, 2020

Shares-to-be-issued, outstanding January 1, 2021 and 2020, respectively	2,428,329	2,375,760
Granted in current period	93,918	642,667
Issued in current period	(455,904)	(590,098)
Shares-to be issued outstanding December 31, 2021 and 2020, respectively	2,066,343	2,428,329

NOTE J — STOCK OPTION PLANS

In June 2011, the stockholders of Milestone Scientific approved the 2011 Stock Option Plan (the "2011 Plan") which originally provided for stock options to our employees, directors and consultants and incentive and non-qualified stock options to purchase up to 2,000,000 shares of common stock and was later amended in 2016 to increase the maximum number of shares reserved for grant to 4,000,000. Generally, options become exercisable over a three-year period from the grant date and expire five years after the date of grant.  As of December 31, 2021 and 2020 the Company had 811,597, and 424,425, respectively, remaining options available for grants under the Plan.

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

Milestone Scientific recognizes compensation expense over the requisite service period and in the case of performance-based options over the period of the expected performance. For the twelve months ended December 31, 2021 and 2020, Milestone Scientific recognized approximately $763,000, and $537,000 of total employee compensation cost, respectively, recorded in general and administrative expenses on the statement of operations.

As of December 31, 2021, and 2020, there was $3.2 million and $0.9  million of total unrecognized compensation cost related to non- vested options, respectively. Milestone Scientific expects to recognize these costs over a weighted average period of 3.49 and 2.98 years as of December 31, 2021, and 2020, respectively.

A summary of option activity for employees under the plans and changes during the years ended  December 31, 2021 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2021	1,953,443	$1.88	3.09	$476,964
Granted during 2021	2,140,175	2.46	8.92	-
Exercised during 2021	(818,166)	1.70	-	-
Forfeited or expired during 2021	(431,759)	2.02	-	-
Options outstanding December 31, 2021	2,843,693	$2.39	7.69	49,246
Exercisable, December 31, 2021	522,157	2.19	3.90	32,831

The weighted-average grant date fair value per share of options granted to employees during the year ended December 31, 2021, and 2020 was $1.56 and $1.25, respectively. The aggregate intrinsic value of options granted to employees exercised was $290,688 and $330,231 for the years ended December 31, 2021, and 2020, respectively.

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the year ended December 31, 2021, risk free interest rate of .19% to 1.15%, Volatility of 69.10% to 95.16% (which is based on the Company’s historical volatility over the expected term), expected term of 3 to 6.5 years, 0% dividend rate and closing price of the stock of $2.13 to $3.79.

A summary of option activity for non-employees under the plans and changes during the years ended  December 31, 2021 and 2020, is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2021	74,997	$1.41	3.18	$54,748
Granted	24,999	3.28	4.43	-
Exercised	(8,333)	1.70	-	-
Forfeited	(8,333)	2.34	-	-
Options outstanding December 31, 2021	83,330	1.85	3.33	49,748
Exercisable, December 31, 2021	55,546	1.45	2.97	45,079

The fair value of the non-employee options was estimated on the date of grant using the Black Scholes option-pricing model at the date of grant. For the twelve months ended December 31, 2021 and 2020, Milestone Scientific recognized approximately $27,600 and $13,600 expense related to non-employee options, respectively.

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the year ended December 31, 2021, risk free interest rate of  0.2%-0.5%, Volatility of 86.97% to 94.05%, expected term of 5 years, 0% dividend rate and closing price of the stock of $1.65 to $1.75.

The information below summarizes the restricted stock award activity for year ended December 31, 2021

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value per Award

Non-vested as January 31, 2021	-	-
Granted	116,399	2.36
Vested	-	-
Cancelled	(19,842)	2.52
Non-vested as December 31, 2021	96,557	2.33

As of December 31, 2021, there were 96,551 restricted shares granted and deferred under the terms of an employment agreements with the Territory Manager of Milestone Scientific. Such shares will be issued to each party upon completion of 2 years of employment. For the years ended December 31, 2021, the Company recognized stock compensation expense of approximately $70,000. As of December 31, 2021, the total unrecognized compensation expense was $159,375 related to unvested restricted stock awards, which the Company expects to recognize over an estimated weighted-average period of 1.38 years. No restricted stock awards were granted during the year ended December 31, 2020.

NOTE K–EMPLOYMENT CONTRACT AND CONSULTING AGREEMENTS

Employment Contracts

In August 2016, K. Tucker Andersen, a significant stockholder of Milestone Scientific, entered into a three-year agreement with Milestone Scientific to provide financial and business strategic services. Expenses recognized on this agreement were $100,000 for years ended December 31, 2021, and 2020, respectively.

The Director of Clinical Affairs’ royalty fee was approximately $446,000 and $267,000 for the year ended December 31, 2021, and 2020, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of  $158,000 and $156,000 for the year ended December 31, 2021, and 2020, respectively. As of December 31, 2021, and 2020, Milestone Scientific owed the Director Clinical Affairs for royalties of approximately $123,000 and $127,000, respectively, which is included in accounts payable, related party and accrued expense, related party, in the consolidated balance sheet. See Note O below for additional information about the royalty agreement.

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

NOTE L — INCOME TAXES

Due to Milestone Scientific's history of operating losses, a full valuation allowances have been provided for all of Milestone Scientific's deferred tax assets. At December 31, 2021 and 2020, no recognition was given to the utilization of the remaining net operating loss carry forwards in each of these periods.

Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at  December 31, 2021 and 2020 are as follows:

	2021	2020

Allowance for Doubtful Accounts	$2,000	$2,000
Warranty Reserve	3,000	5,000
Impaired Assets		-
Inventory Reserve	108,000	110,000
Deferred Officer's Compensation	439,000	816,000
Depreciation and Amortization	(52,000)	(67,000)
Net Operating Loss Carryforwards	18,895,000	17,993,000
Tax Credits	660,000	416,000
Other	45,000	10,000
Subtotal	20,100,000	19,285,000
Valuation allowance	(20,100,000)	(19,285,000)
Non-current deferred tax asset	-	-

As of December 31, 2021 and 2020,  federal net operating loss carry-forwards are approximately $68,300,000 and $66,000,000, respectively.  As of December 31, 2021, Milestone Scientific has net operating losses generated before December 31, 2017 will be available to offset future income, if any, through December 2037. Net operating losses generated in 2018 or after can be carried forward indefinitely.

State net operating losses were approximately $63,400,000 and $56,300,000 for the periods ended December 31, 2021 and 2020, respectively. Net operating losses will be available to offset future taxable income, if any, through December 2041.

The utilization of Milestone Scientific's net operating losses may be subject to a substantial limitation due to the "change of ownership provisions" under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carry forwards before their utilization. Milestone Scientific has established a 100% valuation allowance for all its deferred tax assets due to uncertainty as to their future realization. As of December 31, 2021, and 2020, state tax liability was approximately $300 and $24,000 respectively. Such expense was recognized in the accompanying consolidated financial statements.

Accounting for uncertainties in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure, and transition. At December 31, 2021 and 2020, we had no uncertain tax positions that required recognition in the consolidated financial statements. Milestone Scientific's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Statements of Operations. No interest and penalties are present for periods open. Tax returns for the 2018, 2019, and 2020 years are subject to audit by federal and state jurisdictions.

A reconciliation of the statutory tax rates for the years ended December 31, is as follows:

	2021	2020
Statutory rate	21.00%	21.00%
State income tax-all states	7.44%	1.00%
NOL Expiration	-9.13%	-11.00%
Other	-7.79%	8.00%
Subtotal	11.52%	19.00%
Valuation allowance	-11.52%	-19.00%
Effective tax rate	0%	0%

NOTE M — SEGMENT AND GEOGRAPHIC DATA

The Company conducts its business through two reportable segments: Dental and Medical. These segments offer different products and services to different customer base. The Company provides general corporate services to its segments; however, these services are not considered when making operating decisions and assessing segment performance. These services are reported under “Corporate Services” below and these include costs associated with executive management, investor relations, patents, trademarks, licensing agreements, new instruments developments, financing activities and public company compliance.

The following tables present information about our reportable and operating segments:

	Years Ended December 31,
Sales
Net Sales:	2021	2020
Dental	$10,152,511	$5,421,436
Medical	152,200	15,800
Total net sales	$10,304,711	$5,437,236

Operating Income (Loss):	2021	2020
Dental	$2,475,059	$817,355
Medical	(4,105,854)	(3,338,411)
Corporate	(5,747,713)	(4,932,062)
Total operating loss	$(7,378,508)	$(7,453,118)

Depreciation and Amortization:	2021	2020
Dental	$4,351	$9,896
Medical	7,313	5,693
Corporate	62,172	80,360
Total depreciation and amortization	$73,836	$95,949

Income (loss) before taxes and equity in earnings of affiliates:	2021	2020
Dental	$2,544,730	$807,770
Medical	(4,111,159)	(3,342,853)
Corporate	(5,552,259)	(4,936,116)
Total loss before taxes and equity in earnings of affiliate	$(7,118,688)	$(7,471,199)

Total Assets	2021	2020
Dental	$6,163,169	$6,035,645
Medical	1,373,511	923,658
Corporate	12,273,064	12,612,147
Total Assets	$19,809,744	$19,571,450

The following table presents information about our operations by geographic area as  December 31, 2021 and 2020.  Net sales by geographic area are based on the respective locations of our subsidiaries.

Total Product Sales-Dental	2021	2020
Domestic-US	$3,535,049	$2,118,186
International Rest of World	4,519,334	3,225,850
International-China	2,098,128	77,400
Total Product Sales-Dental	$10,152,511	$5,421,436
Total Product Sales-Medical
Domestic-US	$36,500	$2,000
International Rest of World	115,700	13,800
International-China	-	-
Total Product Sales-Medical	$152,200	$15,800

Domestic-US	$3,571,549	$2,120,186
International Rest of World	4,635,034	3,239,650
International-China	2,098,128	77,400
Total	$10,304,711	$5,437,236

NOTE N-- CONCENTRATIONS

Milestone Scientific has informal arrangements with third-party US manufacturers of the STA, CompuDent and CompuMed devices, pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. Consequently, advances on contracts have been classified as current at December 31, 2021 and 2020.  The termination of the manufacturing relationship with any of these manufacturers could have a material adverse effect on Milestone Scientific’s ability to produce and sell its products. Although alternate sources of supply exist, and new manufacturing relationships could be established, Milestone Scientific would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, because of termination of such a relationship, would have a material adverse effect on Milestone Scientific’s financial condition, business, and results of operations.

We had two customers that accounted for 20%, and 35% amount of revenue respectively for the year ended December 31, 2021. We had one customers that accounted for 39% amount of revenue respectively for the year ended December 31, 2020.

We had three customers that accounted for 13%, 28%, and 29% amount of AR respectively as of December 31, 2021. We had one customers that accounted for 70% amount of AR respectively as of December 31, 2020.

NOTE O -- RELATED PARTY TRANSACTIONS

United Systems

Milestone Scientific has a manufacturing agreement with United Systems (whose controlling shareholder, Tom Cheng, is a significant stockholder of Milestone Scientific), the principal manufacturers of its handpieces, pursuant to which it manufactures products under specific purchase orders, but without minimum purchase commitments. Purchases from this manufacturer were approximately $1.7 million and $1.9 million for the twelve months ended December 31, 2021, and 2020, respectively.  As December 31, 2021, and December 31, 2020, Milestone Scientific owed this manufacturer approximately $548,000 and $362,000, respectively, which is included in accounts payable and accrued expenses related party on the consolidated balance sheets. In June 2021, the Company signed a ten-year agreement with United Systems for manufacturing the handpieces.

On April 29, 2020, the Board of Directors approved the purchase of United Systems accounts receivable ($370,260) See Note F.

Milestone China

See Note F.

Other

In August 2016, K. Tucker Andersen, a significant stockholder of Milestone Scientific, entered into a three-year agreement with Milestone Scientific to provide financial and business strategic services. Expenses recognized on this agreement were $100,000 for years ended December 31, 2021, and 2020, respectively.

The Company engaged Mr. Trombetta as a consultant for a period of twelve months (beginning October 1, 2020, and ending September 30, 2021), to provide international business dental information and business contacts to the Company and provide consulting services for new international business and dental segments. For the year ended December 31, 2021, and 2020 the Company expensed $45,000 and $15,000, respectively, for services rendered by Mr. Trombetta. Mr. Trombetta received shares of the company common stock. This agreement was terminated September 30, 2021.

In January 2017, Milestone Scientific entered into a twelve-month agreement with Innovest S.p.A., a significant stockholder of Milestone Scientific, to provide consulting services. This agreement will renew for successive twelve-month terms unless terminated by Innovest S.p.A or Milestone Scientific. Expenses recognized on this agreement were $60,000 for the year ended December 31, 2020 . This agreement was terminated September 30, 2020.

The Director of Clinical Affairs’ royalty fee was approximately $446,000 and $267,000 for the year ended December 31, 2021, and 2020, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of  $158,000 and $156,000 for the year ended December 31, 2021, and 2020, respectively. As of December 31, 2021, and 2020, Milestone Scientific owed the Director Clinical Affairs for royalties of approximately $123,000 and $127,000, respectively, which is included in accounts payable, related party and accrued expense, related party, in the consolidated balance sheet. See Note K below for additional information about the royalty agreement.

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

The Company recorded expense of $125,000 and $0 related to the Managing Director, China Operations for the year ended December 31, 2021, and 2020. The Company recorded expense of $125,000 and $0 related to the US Asian Consulting Group, LLC for the year ended December 31, 2021, and 2020.

NOTE P — COMMITMENTS

(1)  Contract Manufacturing Agreement

Milestone Scientific has informal arrangements with third-party manufacturers of the STA, CompuDent® and CompuMed® devices, pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. The company entered a new purchase commitment for the delivery of 3,300 STA CompuDent® instruments. As of December 31, 2021, the purchase order commitment was approximately $2.6 million and advances of approximately $1.3 million are reported in advances on contracts in the consolidated balance sheet. As of December  31, 2020 the purchase order commitment was approximately $147,000 on and advances of approximately $100,000 are reported in advances on contracts in the consolidated balance sheet. As of December 31, 2020, we have an open purchase order of $607,735 Epidural instruments and have advanced $259,435 against this purchase commitment. As of December 31, 2021 and 2020 the company also has advances on an open purchase order for long lead items for a future purchase order for the manufacturing of Epidural instrument of approximately $34,000 and $55,000, respectively.

(2)  Leases

Operating Leases

As of December 31, 2021, total operating lease and finance right-of-use assets were $550,511 and total operating lease and finance liabilities were $577,981, of which $81,001 and $476,980 were classified as current and non-current, respectively. As of December 31, 2021, total finance lease liabilities were $28,607, of which $8,545 and $20,062 were classified as current and non-current, respectively. As of December 31, 2020, total operating lease right-of-use assets were $632,453 and total operating lease liabilities were $630,012, of which $72,031 and $557,981 were classified as current and non-current, respectively. As of December 31, 2020, total finance lease liabilities were $36,403, of which $7,796 and $28,607 were classified as current and non-current, respectively.

In August 2019, the Company made the decision to not renew its existing office lease for its corporate headquarters located in Livingston, New Jersey and instead signed a new seven (7) year lease in a new facility located in Roseland, New Jersey (the “Roseland Facility”), which commenced of January 8, 2020. Under the Roseland Facility lease, rent payments commence on April 1, 2020, and the monthly lease payments escalate annually on January 1 of each year, and range from $9,275 to $10,898 per month over the lease term. The Company is also required to pay a fixed electric charge equal to $2.00 per square foot which is  paid in equal monthly installments over the lease term or $11,130 annually. These fixed monthly payments have been included in the measurement of the operating lease liability and related operating lease right-of-use asset as the Company has elected the practical expedient to not separate lease and non-lease components for all leases. The Company is also required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises more than new base year amounts, which are accounted for as variable lease expenses.

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

●	The expected lease terms include non-cancellable lease periods. Renewal option periods are not included in the determination of the lease terms as they were not reasonably certain to be exercised.

The components of lease expense were as follows:

	Years Ended
	12/31/2021	12/31/2020
Cash paid for operating lease liabilities	234,866	109,654
Cash paid for finance lease liabilities	21,047	10,307
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	663,009	663,009
Property and equipment obtained in exchange for new finance lease liabilities	43,242	43,242

Weighted Average Remaining Lease Term
Finance leases (in years)	3.04 years	4.04 years
Operating leases (in years)	5.25 years	6.25 years
Weighted-average discount rate - operating leases	9.2%	9.2%

Maturity of lease liabilities	As of December 31, 2021
2022	138,735
2023	141,518
2024	144,300
2025	136,776
2026	139,125
Thereafter	35,477
Total lease payments	735,931
Less: interest	(149,342)
Present value of lease liabilities	586,589

NOTE Q — BENEFIT PLAN

Milestone Scientific has a Defined Contribution Plan that allows eligible employees to contribute part of their salary through payroll deductions. Milestone Scientific does not contribute to this plan, but does pay the administrative costs of the plan, which were not significant.

NOTE R — SUBSEQUENT EVENTS

Subsequent to December 31, 2021, the Ukrainian-Russian conflict, sanctions imposed by the United States and other western democracies, and any expansion is likely to have unpredictable and wide-ranging effects on the domestic and global economy and financial markets, which could have an adverse effect on our business and results of operations. Already the conflict has caused market volatility, a sharp increase in certain commodity prices, such as wheat and oil, and an increasing number and frequency of cybersecurity threats. So far, we have experienced a decrease in international sales from Ukrainian and Russia, a direct impact from the conflict. We will continue to monitor the situation carefully and, if necessary, take action to protect our business, operations and financial condition.