Form 10-Q
period 2022-03-31
MILESTONE SCIENTIFIC INC.
filed 2022-05-16
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of  May 16, 2022, the registrant has a total of 68,432,335 shares of Common Stock, $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

MILESTONE SCIENTIFIC INC.

Form 10-Q

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends that may affect Milestone Scientific’s future plans of operations, business strategy, results of operations and financial condition. Milestone Scientific wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Milestone Scientific’s plans and objectives are based, in part, on assumptions involving the continued expansion of its business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Milestone Scientific. Although Milestone Scientific believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, our history of operating losses that are expected to continue during the ongoing COVID-19 pandemic, the early stage operations of and relative lack of acceptance of our medical products, relying exclusively on two third parties to manufacture our products, changes in our informal manufacturing arrangements made by the manufacturers of our products and disruptions at the manufacturing facilities of our manufacturers exposes us to risks that may harm our business, restrict our operations or require us to relinquish proprietary rights, if physicians do not accept or use our CompuFlo® Epidural Computer Controlled Anesthesia System our ability to generate revenue from sales will be materially impaired, exposure to the risks inherent in international sales and operations, including China, and developments by competitors may render our products or technologies obsolete or non-competitive, the inclusion of such information should not be regarded as a representation by Milestone Scientific or any other person that the objectives and plans of Milestone Scientific will be achieved. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and the actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in Milestone Scientific’s reports, including without limitation, Milestone Scientific's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”). Milestone Scientific disclaims any intent or obligation to update such forward-looking statements.

Milestone Scientific is the owner of the following registered U.S. trademarks: CompuDent®; CompuMed®; CompuFlo®; DPS Dynamic Pressure Sensing technology®; Milestone Scientific ®; CathCheckTM; the Milestone logo ®; SafetyWand®; STA Single Tooth Anesthesia Device®; and The Wand ®.

Part I- Financial Information

Item 1. Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$13,254,775	$14,764,346
Accounts receivable, net	1,063,613	943,272
Accounts receivable, related party net	269,973	-
Prepaid expenses and other current assets	622,080	375,360
Inventories, net	1,799,908	1,541,513
Advances on contracts	1,217,253	1,309,260
Total current assets	18,227,602	18,933,751
Furniture, fixtures and equipment, net	20,325	23,713
Intangibles, net	264,192	277,619
Right of use assets	528,907	550,511
Other assets	24,150	24,150
Total assets	$19,065,176	$19,809,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,012,093	$780,428
Accounts payable, related party	1,128,919	395,857
Accrued expenses and other payables	1,335,451	1,417,248
Accrued expenses, related party	257,815	414,241
Current portion of finance lease liabilities	8,743	8,545
Current portion of operating lease liabilities	83,585	81,001
Total current liabilities	3,826,606	3,097,320
Non-current portion of finance lease liabilities	17,801	20,062
Non-current portion of operating lease liabilities	454,857	476,980
Total liabilities	$4,299,264	$3,594,362

Commitments

Stockholders’ equity
Common stock, par value $.001;authorized 100,000,000 shares; 68,153,336 shares issued at March 31, 2022 and December 31, 2021 and 68,120,003 shares outstanding as March 31, 2022 and December 31, 2021;	68,153	68,153
Additional paid in capital	125,385,315	124,915,560
Accumulated deficit	(109,605,997)	(107,704,274)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific, Inc. stockholders' equity	14,935,955	16,367,923
Noncontrolling interest	(170,043)	(152,541)
Total stockholders’ equity	14,765,912	16,215,382

Total liabilities and stockholders’ equity	$19,065,176	$19,809,744

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021

Product sales, net	$2,700,902	$2,924,707
Cost of products sold	1,018,476	1,122,413
Gross profit	1,682,426	1,802,294

Selling, general and administrative expenses	3,115,629	2,749,299
Research and development expenses	464,466	16,444
Depreciation and amortization expense	16,814	20,924
Total operating expenses	3,596,909	2,786,667

Loss from operations	(1,914,483)	(984,373)
Interest expense, net	(4,742)	(2,535)
Loss before provision for income taxes and net of equity investments	(1,919,225)	(986,908)
Provision for income taxes	-	(250)
Loss before equity investment	(1,919,225)	(987,158)
Deferred profit and divesture-equity investment (See Note 6)	-	1,301
Net loss	(1,919,225)	(985,857)
Net loss attributable to noncontrolling interests	(17,502)	(12,988)
Net loss attributable to Milestone Scientific Inc.	$(1,901,723)	$(972,869)

Net loss per share applicable to common stockholders—
Basic	(0.03)	(0.01)
Diluted	(0.03)	(0.01)

Weighted average shares outstanding and to be issued—
Basic	69,013,001	66,578,435
Diluted	69,013,001	66,578,435

          The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

	Common Stock Share	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total Stockholder Equity
Balance January 1, 2022	68,153,336	$68,153	$124,915,560	$(107,704,274)	$(152,541)	$(911,516)	$16,215,382
Stock based compensation	-	-	305,370	-	-	-	305,370
Common stock to be issued to employees for bonuses	-	-	164,385	-	-	-	164,385
Net loss	-	-	-	(1,901,723)	(17,502)	-	(1,919,225)
Balance March 31, 2022	68,153,336	$68,153	$125,385,315	$(109,605,997)	$(170,043)	$(911,516)	$14,765,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Common Stock Share	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total Stockholder Equity
Balance January 1, 2021	64,171,435	$64,171	$117,934,696	$(100,885,957)	$(94,426)	$(911,516)	$16,106,968
Stock based compensation	-	-	113,507	-	-	-	113,507
Common stock issued to employee for compensation expensed in prior periods	7,075	7	-	-	-	-	7
Common stock to be issued for payment of consulting services expensed in prior periods	40,010	40	-	-	-	-	40
Common stock issued to board of directors for services expensed in prior periods	18,879	18	-	-	-	-	18
Common stock issued to employee for stock options exercised	435,558	436	689,754	-	-	-	690,190
Common stock to be issued to employees for bonuses	-	-	100,000	-	-	-	100,000
Common stock issued for warrants exercised	1,918,925	1,919	3,010,297	-	-	-	3,012,216
Net loss	-	-	-	(972,869)	(12,988)	-	(985,857)
Balance March 31, 2021	66,591,882	$66,591	$121,848,254	$(101,858,826)	$(107,414)	$(911,516)	$19,037,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

(UNAUDITED)

	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net loss	$(1,919,225)	$(985,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,388	9,572
Amortization of intangibles	13,426	11,352
Stock based compensation	305,370	113,507
Employees paid in stock	164,385	115,000
Non-cash operating lease expense	(17,378)	1,883
Deferred profit and divesture-equity investment (See Note 6)	-	(1,301)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(120,341)	101,895
(Increase) in accounts receivable, related party	(269,973)	(267,300)
(Decrease) increase in inventories	(258,395)	399,630
Decrease (Increase) in advances on contracts	92,007	(338,995)
(Increase) in prepaid expenses and other current assets	(246,720)	(272,905)
Increase in accounts payable	231,668	211,072
Increase (decrease) in accounts payable, related party	733,062	(200,778)
(Decrease) increase in accrued expenses	(81,797)	339,518
Decrease in accrued expenses, related party	(156,427)	(204,107)
Decrease operating right of use lease liability	19,442	-
Net cash used in operating activities	$(1,507,508)	$(967,814)

Cash flows from investing activities:
Purchase of furniture, fixtures, and equipment	-	(5,916)
Net cash used in investing activities	$-	$(5,916)

Cash flows from financing activities:
Proceeds from exercise of warrants	-	3,012,216
Payments finance lease obligations	(2,063)	(1,883)
Common stock issued to employee for option exercised	-	690,190
Net cash (used in) provided by financing activities	$(2,063)	$3,700,523

Net (decrease) increase in cash and cash equivalents	(1,509,571)	2,726,793
Cash and cash equivalents at beginning of period	14,764,346	14,223,917
Cash and cash equivalents at end of period	$13,254,775	$16,950,710

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MILESTONE SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS

All references in this report to “Milestone Scientific,” “us,” “our,” “we,” the “Company” or “Milestone” refer to Milestone Scientific Inc., and its consolidated subsidiaries, Wand Dental, Inc., Milestone Medical, Inc. and Milestone Education LLC (all described below), unless the context otherwise indicates. Milestone Scientific is the owner of the following registered U.S. trademarks: CompuDent®; CompuMed®; CompuFlo®; DPS Dynamic Pressure Sensing technology®; Milestone Scientific ®; CathCheckTM; the Milestone logo ®; SafetyWand®; STA Single Tooth Anesthesia System®; and The Wand ®.

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

In June 2017, Milestone Scientific received 510(k) marketing clearance from the U.S. Food and Drug Administration (FDA) on the CompuFlo® Epidural Computer Controlled Anesthesia System (“Epidural”).We are in the process of meeting with medical facilities and device distributors within the United States, Middle East and Europe. To date there have been seventeen medical devices sold in the United States and limited amounts sold internationally. Certain of our medical instruments have obtained European CE mark approval and can be marketed and sold in most European countries.

NOTE 2-  LIQUIDITY  AND UNCERTAINTIES

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. As of March 31, 2022, the Company had an accumulated deficit of $109.6 million and has incurred a net loss of approximately $1.9 million for the period ended March 31, 2022. Management believes that Milestone Scientific, Inc. will have sufficient cash reserves to meet its anticipated obligations over the next twelve months from the filing date of this quarterly report.

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

The coronavirus (COVID-19) adversely impacted the Company's operations, our distributors and suppliers in recent years. In spite of the reopening of dental offices, hospitals, and pain clinics throughout the country and the rest of the world, revenues for three months ended March 31, 2022 and 2021 were adversely affected in particular for the medical business. However, any business interruptions, resulting from COVID-19, or new strain could significantly disrupt our operations and could have a material adverse impact on our business in the future.

In addition, it is uncertain as to what effect the continuing spread of COVID-19 will have on the commercialization efforts of our CompuFlo Epidural and CathCheck systems. Such future developments could have a material adverse effect on the Company financial results and its ability to conduct business as expected.

The Ukrainian-Russian conflict, sanctions imposed by the United States and other western democracies, and any expansion is likely to have unpredictable and wide-ranging effects on the domestic and global economy and financial markets, which could have an adverse effect on our business and results of operations. Already the conflict has caused market volatility, a sharp increase in certain commodity prices, such as wheat and oil, and an increasing number and frequency of cybersecurity threats. So far, we have experienced a decrease in international sales from Ukraine and halted all sales to Russia, a direct impact from the conflict. We will continue to monitor the situation carefully and, if necessary, take action to protect our business, operations and financial condition.

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

2. Basis of Presentation

The unaudited condensed consolidated financial statements of Milestone Scientific have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present such interim results. Interim results are not necessarily indicative of the results of operations which may be expected for a full year or any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021, included in Milestone Scientific's Annual Report on Form 10-K.

3.  Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the allowance for doubtful accounts, inventory valuation, and cash flow assumptions regarding evaluations for impairment of long-lived assets and going concern considerations, stock compensation expense, and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

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

Disaggregation of Revenue

The Company operates in two operating segments: dental and medical. Therefore, results of the Company operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. See Note 10 for revenues by geographical market, based on the customer’s location, and product category for the three months ended March 31, 2022 and 2021.

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

6.  Cash and Cash Equivalents

Milestone Scientific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2022 and December 31, 2021. Milestone Scientific has approximately $12.4 million and $13.9 million, respectively, of investments with short term maturities classified as cash equivalents.  At times, such cash, may be more than the Federal Deposit Insurance Corporation insurance limit.

7.  Accounts Receivable

Milestone Scientific sells a significant amount of its product on credit terms to its major distributors. Milestone Scientific estimates losses from the ability or inability of its customers to make payments on amounts billed. Most credit sales are due within 90 days from invoicing. There have not been any significant credit losses incurred to date. As of March 31, 2022, and December 31, 2021, accounts receivable was recorded, net of allowance for doubtful accounts of $10,000.

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

9.  Equity Method Investments

Investments in which Milestone Scientific can exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in the long-term assets on the unaudited Condensed Consolidated Balance Sheets. Under this method of accounting, Milestone Scientific's share of the net earnings or losses of the investee is presented below the provision for income tax on the unaudited Condensed Consolidated Statements of  Operations. Milestone Scientific evaluates its equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

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

10.  Impairment of Long-Lived Assets

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

12.  Income Taxes

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

At March 31, 2022, and December 31, 2021, we had no uncertain tax positions that required recognition in the unaudited condensed consolidated financial statements. Milestone Scientific's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the unaudited condensed Consolidated Statements of Operations. No interest and penalties are present for periods open. Tax returns for the 2018, 2019 and 2020 years are subject to audit by federal and state jurisdictions.

13.  Basic and Diluted Net Loss Per Common Share

Milestone Scientific presents “basic” earnings (loss) per common share applicable to common stockholders and, if applicable, “diluted” earnings (loss) per common share applicable to common stockholders pursuant to the provisions of ASC 260, “Earnings per Share”. Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued common shares of 69,013,001 and 66,578,435 for the three months ended March 31, 2022, and 2021 respectively. The calculation of diluted earnings per common share is like that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants were issued during the period. The Company also includes shares to be issued to employees in the calculation of basic earnings per share because the shares to be issued settle a compensation obligation in a fixed number of shares.

Since Milestone Scientific had net losses in the three months ended March 31, 2022, and 2021, the assumed effects of the exercise of potentially dilutive outstanding stock options, unissued restricted stock awards (“RSA”) and warrants, were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, RSA and warrants totaled 7,543,252 and 6,092,193 on March 31, 2022, and 2021, respectively.

14.  Fair Value of Financial Instruments

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of an input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. As of March 31, 2022, and December 31,  2021 the Company does not have any assets or liabilities that were measured at fair value on a recurring basis.

15. Stock-Based Compensation

Milestone Scientific accounts for stock-based compensation under ASC Topic 718, Share-Based Payment. ASC Topic 718 requires all share-based payments to employees, non-employees, directors, and officers, including grants of employee stock options, to be recognized in the unaudited condensed consolidated statements of operations over the service period, as an operating expense, based on the grant-date fair values.

16.  Recent Accounting Pronouncements

In January 2020, FASB issued ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which, generally, provides guidance for investments in entities accounted for under the equity method of accounting. ASU 2020-01 is effective for all entities with fiscal years beginning after December 15, 2021, including interim periods therein. The adoption of this standard did not have an impact on the Company's condensed consolidated financial statement.

In August 2020, FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity; which, generally, provides guidance for accounting regarding derivatives relating to entities common stock and earnings per share. ASU 2020-06 is effective for all entities with fiscal years beginning after December 15, 2021, including interim periods therein. The adoption of this standard did not have an impact on the Company's consolidated financial statement.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the guidance on measuring credit losses for certain financial assets measured at amortized cost, including trade receivables. The FASB has subsequently issued several updates to the standard, providing additional guidance on certain topics covered by the standard. This update requires entities to recognize an allowance for credit losses using a forward-looking expected loss impairment model, taking into consideration historical experience, current conditions, and supportable forecasts that impact collectability. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic, 326), Derivatives and hedging (Topic 815), and Leases (Topic 842): Effective dates, which deferred the effective date of ASU 2016-13 for the Company. As a result of ASU 2019-10, ASU 2016-13 is effective for all entities with fiscal years beginning after December 15, 2022, including interim periods. The adoption of this update is not expected to have a material impact on the Company's condensed consolidated financial statements.

NOTE 4 — INVENTORIES

Inventories consist of the following:

	March 31, 2022	December 31, 2021

Dental finished goods, net	$632,003	$342,465
Medical finished goods, net	989,257	1,119,709
Component parts and other materials	178,648	79,339
Total inventories	$1,799,908	$1,541,513

The Company maintains an allowance for doubtful accounts on slow moving Medical finished goods of approximately $450,000 as of March 31, 2022 and December 31, 2021.

NOTE 5 — ADVANCES ON CONTRACTS

The advances on contracts represent funding of future STA inventory purchases, epidural instruments, and epidural replacements parts. The balance of the advances as of March 31, 2022, and December 31, 2021 is approximately $1.2 million and $1.3 million, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

NOTE 6 – INVESTMENT IN AND TRANSACTIONS WITH EQUITY INVESTEES

Milestone China Ltd.

Ownership

In June 2014, Milestone Scientific invested $1 million in Milestone China Ltd. (“Milestone China”), by contributing dental instruments to Milestone China for a 40% ownership interest. Milestone China owns approximately 75% of Milestone Beijing Medical Equipment Company, Ltd (“Milestone Beijing”). At the time, Milestone Beijing had primary responsibility for the sales, marketing, and distribution of the Company’s dental products in China. Milestone Scientific recorded its investment in Milestone China under the equity method of accounting.

In first quarter of 2020, Milestone China and certain manufacturing/marketing affiliates entered into a reorganization agreement (the “Transaction”) pursuant to which Milestone China was to merge into an affiliated manufacturing company, Anhui Maishida Medical Technology, Co. Ltd. (“Anhui”), with Anhui as the surviving entity and to have complete responsibility for sales, marketing, and distribution for the Company’s dental products in China. After completion of the Transaction, Milestone Scientific was expected to have an approximate 28.4% direct ownership in Anhui. Due to the COVID-19 pandemic, the regulatory approval of the planned Transaction was delayed while applicable government offices were closed in China and Hong Kong. Until the completion of the transaction Milestone Scientific's 28.4% in Anhui was held by Milestone China.

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

However, management has determined to pursue an investigation of whether the above-described consideration payable by LiDong Zhang to Milestone China was actually paid to Milestone China and, if so, its recovery. Nevertheless, at this time, Milestone Scientific has not received any consideration, does not know if any of such consideration promised to Milestone China for its interest in Anhui has been paid and, if paid, whether it can recover its share of such consideration. As a result, at this time, Milestone Scientific has not received any consideration and does not know if any of the consideration promised to Milestone China for its interest in Anhui has been paid and, if paid, unless circumstances change, Milestone Scientific does not expect it will receive any of the consideration received by Milestone China for its assets without pursuing legal action. As a result, Milestone Scientific has not recorded a gain or receivable related to the transfer of Anhui. As of March 31, 2022, and December 31, 2021 the investment in Milestone China was zero.

Related Party Transactions

Milestone China Distribution Agreement

Milestone China had been Milestone Scientific’s exclusive distributor in China. During 2017 and prior to the payment default during 2018, Milestone Scientific agreed to sell inventory to Milestone China and its agent. During 2018, Milestone Scientific entered into a payment arrangement with Milestone China to satisfy past due receivables from Milestone China and its agents which amounted to $2.8 million at the time of the payment arrangement. Milestone Scientific collected $950,000 under this arrangement, until Milestone China defaulted on the payment arrangements.

For three months ended March 31, 2022, Milestone Scientific shipped handpieces to Solee for the sale to Anhui and recognized revenue of $370,000, of which approximately $270,000 at March 31, 2022 was included in account receivable related party. For the three months ended March  31, 2021, Milestone Scientific shipped instruments and handpieces to Solee for the sale to Anhui and recognized revenue of $506,400. As of December 31, 2021, the Company has approximately $89,000 of deposits from Solee for future shipment of goods included in accrued expenses on the accompanying consolidated balance sheet. As of March 31, 2022, the Company had no deposits from Solee for future shipment of goods included in accrued expenses on the accompanying consolidated balance sheet.

Beginning in mid- November 2021, Milestone Scientific entered into discussions with Michelle Zhang dba Solee Science & Technology USA (“Solee”), a company located in New Jersey, to become Milestone Scientific’s independent distributor for China, the former agent, for Milestone China and its subsidiaries. On November 22, 2021, Wand Dental, Inc., a United States subsidiary of Milestone Scientific, entered into a Buy and Sell Agreement with Solee, pursuant to which Milestone Scientific granted Solee the right to sell Milestone Scientific’s STA instruments, associated handpieces, and spare parts in China to Anhui. As of  March 31, 2022 and December 31, 2021, there have been no shipment under the new agreement to Solee.

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

At Mach 31, 2022, and December 31, 2021 the deferred profit was approximately $0, which is included in deferred profit, related party in the unaudited condensed consolidated balance sheets. For the three months ended March 31, 2022, and 2021, Milestone Scientific recorded income from gross profit deferral of  approximately $0 and $1,301, respectively, in relation to gross profit previously deferred on product sold to Milestone China, Anhui, and Solee recorded as deferred profit and divesture-equity investment on the accompanying  unaudited condensed consolidated statement of operations.

NOTE 7 — PATENTS

	March 31, 2022
	Cost	Accumulated Amortization	Net
Patents-foundation intellectual property	$1,377,863	$(1,113,671)	$264,192
Total	$1,377,863	$(1,113,671)	$264,192

	December 31, 2021
	Cost	Accumulated Amortization	Net
Patents-foundation intellectual property	$1,377,863	$(1,100,244)	$277,619
Total	$1,377,863	$(1,100,244)	$277,619

Patents are amortized utilizing the straight-line method over estimated useful lives ranging from 3 to 20 years. Amortization expense was approximately $13,000 and $11,000 for the three months ended March 31, 2022, and March 31, 2021, respectively. The annual amortization expense expected to be recorded for existing intangibles assets for the years 2022 through 2026 and thereafter, is approximately $40,000, $52,000, $34,000, $28,000 and $110,000.

NOTE 8— STOCKHOLDERS’ EQUITY

Warrants

The following table summarizes information about shares issuable under warrants outstanding as of March 31, 2022:

	Warrant shares outstanding	Weighted Average exercise price	Weighted Average remaining life	Intrinsic value

Outstanding at January 1, 2022	4,268,221	2.18	1.50	$1,187,546
Issued	-	-	-	-
Exercised	-	-	-	-
Outstanding and exercisable at March 31, 2022	4,268,221	2.18	1.25	$580,142

Shares to Be Issued

As of March 31, 2022, and 2021, there were 2,000,127 and 2,264,127 shares respectively, to be issued whose issuance has been deferred to the employees of Milestone Scientific, Inc. respectively.

As of March 31, 2022, and 2021, there were 174,364 and 144,024 shares, respectively, to be issued to non-employees,  that will be issued for services rendered. The number of shares was fixed at the date of grant and were fully vested upon grant date.

The following table summarizes information about shares to be issued on March 31, 2022, and 2021, respectively.

	March 31, 2022	March 31, 2021

Shares-to-be-issued, outstanding January 1, 2022 and 2021, respectively	2,066,343	2,440,878
Granted in current period	108,148	33,238
Issued in current period	-	(65,965)
Shares-to be issued outstanding March 31, 2022 and 2021, respectively	2,174,491	2,408,151

Stock Options Plans

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

Milestone Scientific recognizes compensation expense over the requisite service period. For three months ended March 31, 2022 and 2021, Milestone Scientific recognized $305,370, and $113,507 of total employee compensation cost, respectively, recorded in general and administrative expenses on the statement of operations.

As of March 31, 2022 and 2021, there was $3,140,335 and $914,389 of total unrecognized compensation cost related to non- vested options, respectively. Milestone Scientific expects to recognize these costs over a weighted average period of 3.25 and 2.70 for the three months ended of March 31, 2022 and 2021, respectively.

A summary of option activity for employees under the plans and changes during the three months ended March 31, 2022 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2022	2,843,693	2.39	7.69	49,246
Granted during 2022	216,296	1.52	2.98	-
Exercised during 2022	-	-	-	-
Forfeited or expired during 2022	-	-	-	-
Options outstanding March 31, 2022	3,059,989	2.37	7.36	-
Exercisable, March 31, 2022	594,914	1.98	3.80	-

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during three months ended March 31, 2022, risk free interest rate of 2.45%, Volatility of 89.76% (which is based on the Company’s historical over the expected term), expected term 3 years, dividend rate 0% and closing price of the Company’s common stock was $1.52.

A summary of option activity for non-employees under the plans and changes during the three months ended March 31, 2022 presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2022	83,330	1.85	3.33	49,748
Granted during 2022	-	-	-	-
Exercised during 2022	-	-	-	-
Options outstanding March 31, 2022	83,330	1.85	3.08	22,585
Exercisable, March 31, 2022	63,883	1.68	2.85	22,582

 For the three months ended  March 31, 2022 and 2021, Milestone Scientific recognized approximately $4,978 and $10,329 expense related to non-employee options, respectively.

The information below summarizes the restricted stock award activity for year ended March 31, 2022.

	Number of Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested as January 1, 2022	96,557	2.33
Granted	75,758	1.32
Vested	-
Cancelled	(41,499)
Non-vested as March 31, 2022	130,816	1.90

As of March 31, 2022, there were 130,816 restricted shares granted and deferred under the terms of an employment agreements with the Territory Manager of Milestone Scientific. Such shares will be issued to each party upon completion of 2 years of employment. For the three months ended March 31, 2022, the Company recognized stock compensation expense of approximately $22,000. As of March 31, 2022, the total unrecognized compensation expense was $169,792 related to unvested restricted stock awards, which the Company expects to recognize over an estimated weighted-average period of 1.46 years.

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

The following tables present information about our reportable and operating segments:

	Three months ended March 31,
Sales
Net Sales:	2022	2021
Dental	$2,693,352	$2,853,657
Medical	7,550	71,050
Total net sales	$2,700,902	$2,924,707

Operating Income (Loss):	2022	2021
Dental	$354,240	$1,126,069
Medical	(1,236,091)	(895,781)
Corporate	(1,032,632)	(1,214,661)
Total operating loss	$(1,914,483)	$(984,373)

Depreciation and Amortization:	2022	2021
Dental	$893	$1,706
Medical	1,019	3,851
Corporate	14,902	15,367
Total depreciation and amortization	$16,814	$20,924

Income (loss) before taxes and equity in earnings of affiliates:	2022	2021
Dental	$352,797	$1,125,154
Medical	(1,237,540)	(897,051)
Corporate	(1,034,482)	(1,215,011)
Total loss before taxes and equity in earnings of affiliate	$(1,919,225)	$(986,908)

Total Assets	March 31, 2022	December 31, 2021
Dental	$5,750,344	$6,163,169
Medical	1,301,884	1,373,511
Corporate	12,012,948	12,273,064
Total assets	$19,065,176	$19,809,744

The following table presents information about our operations by geographic area for three months ended March 31, 2022 and 2021.  Net sales by geographic area are based on the respective locations of our subsidiaries:

	March 31, 2022			March 31, 2021
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$122,968	$-	$122,968	$176,016	$-	$176,016
Handpieces	795,859	7,550	803,409	794,984	8,150	803,134
Accessories	24,860	-	24,860	17,908	-	17,908
Grand Total	$943,687	$7,550	$951,237	$988,908	$8,150	$997,058

International: Rest of World
Instruments	$453,560	$-	$453,560	$383,255	$42,500	$425,755
Handpieces	923,952	-	923,952	954,534	20,400	974,934
Accessories	12,189	-	12,189	20,560	-	20,560
Grand Total	$1,389,701	$-	$1,389,701	$1,358,349	$62,900	$1,421,249

International: China
Instruments	$-	$-	$-	$150,000	$-	$150,000
Handpieces	359,964	-	359,964	356,400	-	356,400
Accessories	-	-	-	-	-	-
Grand Total	$359,964	$-	$359,964	$506,400	$-	$506,400

Total Product Sales	$2,693,352	$7,550	$2,700,902	$2,853,657	$71,050	$2,924,707

NOTE 11 -- CONCENTRATIONS

Milestone Scientific has informal arrangements with third-party U.S. manufacturers of the STA, CompuDent and CompuMed devices, pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. Consequently, advances on contracts have been classified as current at March 31, 2022 and 2021.  The termination of the manufacturing relationship with any of these manufacturers could have a material adverse effect on Milestone Scientific’s ability to produce and sell its products. Although alternate sources of supply exist, and new manufacturing relationships could be established, Milestone Scientific would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, because of termination of such a relationship, would have a material adverse effect on Milestone Scientific’s financial condition, business, and results of operations.

For the three months ended March 31, 2022, an aggregate of approximately 13%, 13%, and 31% of the Company’s net product sales were from three distributors, respectively. For the three months ended March 31, 2021, an aggregate of approximately 29% of the Company’s net product sales were from one domestic distributor, respectively. Additionally, three months ended March 31, 2021 approximately 18% of the Company’s net product sales are to Milestone China.

For the three months ended March 31, 2022, we had the four distributors that accounted for 12%, 18%, 20,% and 21% amount of accounts receivable, respectively.  As of December 31, 2021 we had three distributors that accounted for 13%, 28%, and 29% amount of accounts receivable, respectively.

NOTE 12 -- RELATED PARTY TRANSACTIONS

United Systems

Milestone Scientific has a manufacturing agreement with United Systems (whose controlling shareholder, Tom Cheng, is a significant stockholder of Milestone Scientific), the principal manufacturers of its handpieces, pursuant to which it manufactures products under specific purchase orders, but without minimum purchase commitments. Purchases from this manufacturer were approximately $1.2 million and $385,000 for the three months ended March 31, 2022 and 2021, respectively. As of March  31, 2022 and December 31, 2021, Milestone Scientific owed this manufacturer approximately $1.1 million, and $548,000, respectively, which is included in accounts payable, related party and accrued expense, related party on the unaudited condensed consolidated balance sheets.

Milestone China

See Note 6 of the notes to the unaudited condensed consolidated financial statements.

Other

In August 2016, K. Tucker Andersen, a significant stockholder of Milestone Scientific, entered into a three-year agreement with Milestone Scientific to provide financial and business strategic services. Expenses recognized on this agreement were $25,000 for three months ended March 31, 2022, and 2021, respectively.

In August 2016, K. Tucker Andersen, a significant stockholder of Milestone Scientific, entered into a three-year agreement with Milestone Scientific to provide financial and business strategic services. Expenses recognized on this agreement were $25,000 for each of the three months ended March 31, 2022 and 2021.

The Company engaged Mr. Trombetta as a consultant for a period of twelve months (beginning October 1, 2020, and ending September 30, 2021), to provide international business dental information and business contacts to the Company and provide consulting services for new international business and dental segments. For the three months ended March 31, 2022 and 2021, the Company expensed $0 and $15,000, respectively, for services rendered by Mr. Trombetta. Mr. Trombetta received shares of the Company’s common stock. This agreement was terminated September 30, 2021.

The Director of Clinical Affairs’ royalty fee was approximately $133,000 and $136,000 for three months ended March 31, 2022 and 2021, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of  $39,000 for three months ended March 31, 2022 and 2021, respectively. As of  March 31, 2022 and December 31, 2021, Milestone Scientific owed the Director Clinical Affairs for royalties of approximately $133,000 and $123,000, respectively, which is included in accounts payable, related party and accrued expense, related party, in the condensed consolidated balance sheet.

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

The Company recorded expense of $50,000 and $0 related to the Managing Director, China Operations for three months ended March 31, 2022 and 2021, respectively. The Company recorded expense of $50,000 and $0 related to the US Asian Consulting Group, LLC for three months ended March 31, 2022 and 2021, respectively.

NOTE 13 — COMMITMENTS

(1)  Contract Manufacturing Agreement

Milestone Scientific has informal arrangements with third-party manufacturers of the STA, CompuDent® and CompuMed® devices, pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. The Company entered a new purchase commitment for the delivery of 3,300 STA CompuDent® instruments. As of March 31, 2022, the purchase order commitment was approximately $2.5 million and advances of approximately $1.1 million are reported in advances on contracts in the consolidated balance sheet. As of December 31, 2021, the purchase order commitment was approximately $2.6 million and advances of approximately $1.3 million are reported in advances on contracts in the consolidated balance sheet.

As of March 31, 2022 and December 31, 2021 the company also has advances on an open purchase order for long lead items for a future purchase order for the manufacturing of Epidural instrument of approximately $34,000, respectively. The balance of the advances as of March 31, 2022, and December 31, 2021 is approximately $1.2 million and $1.3 million respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

(2)  Leases

Operating Leases

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

As of March 31, 2022, total operating lease and finance right-of-use assets were $528,907 and total operating lease and finance liabilities were $538,441, of which $83,585 and $454,857 were classified as current and non-current, respectively. As of March 31, 2022, total finance lease liabilities were $26,544 of which $8,743 and $17,801 were classified as current and non-current, respectively. As of December 31, 2021, total operating lease and finance right-of-use assets were $550,511 and total operating lease and finance liabilities were $577,981, of which $81,001 and $476,980 were classified as current and non-current, respectively. As of December 31, 2021, total finance lease liabilities were $28,607, of which $8,545 and $20,062 were classified as current and non-current, respectively.

The components of lease expense were as follows:

	Three Months ended March 31, 2022	Three Months ended March 31, 2021
Cash paid for operating lease liabilities	31,882	31,303
Cash paid for finance lease liabilities	2,685	2,685
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	663,009
Property and equipment obtained in exchange for new finance lease liabilities	43,242

Weighted Average Remaining Lease Term
Finance leases (years)	2.8 years	3.8
Operating leases (years)	5 years	6

(3) Other Commitments

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

NOTE 14— SUBSEQUENT EVENTS

Subsequent to March 31, 2022, due to information identified during the Corrective Action Preventative Action (CAPA) investigation of the Epidural Disposable Kit, Part # 6100-01, lot HC 51 the scope of the voluntary market withdrawal needed to be expanded to include Part # 6100-03, lot HC 50. A new non-conformance was initiated and Lot HC 50 was added to the scope of the CAPA initiated above. The investigation via the CAPA identified that there is an issue with the id adaptors used in both lots HC 51 and HC 50. However, the health hazard evaluation shows that there is no risk to the patient or the user, thus management has determined there are no potential impacts to patients or users. Lots HC 51 and HC 50 are worth approximately $22,000 and $10,000 respectively. Management has not yet determined what the final disposition of the affected inventory will be after the market withdrawal is completed.

Subsequent to March 31, 2022, the Company was notified that some of the Wand STA handpieces, reference # STA—5050-2725, lot B210113 were packaged incorrectly. The Company initiated a Corrective Action Preventative Action (CAPA) investigation to determine the root cause and implement corrective actions. The Health Hazard Evaluation (HHE) was completed and showed that there is no risk to the patient or the user due to this discrepancy, thus management has determined there are no potential impacts to patients or users. However, to provide the highest quality products to the market, Milestone Scientific decided to initiate a voluntary market withdrawal on May 13, 2022. Lot B210113 is worth approximately $25,000. Management has not yet determined what the final disposition of the affected inventory will be after the market withdrawal is completed.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussions of the financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements contained in this report and in connection with management's discussion and analysis and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission, or SEC on March 31, 2022. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements, within the meaning of section 21E of the Exchange Act, that involve risks and uncertainties. The actual results may differ materially from those anticipated in these forward-looking statements.

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

In January 2021, the Company began a process of signing non-exclusive dental distribution arrangements with dental distributors in specific geographical locations in the United States and Canada. To date there are twelve new non-exclusive dental distributors engaged in the United States and Canada. The goal is to add not only additional non-exclusive distributors in the United States, but as well as exploring  other co-operation opportunities with Dental Service Organization, education institutions, dental schools and entities in specific dental market segments. To date there are two of such channel partners in the United States.

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

The Ukrainian-Russian conflict, sanctions imposed by the United States and other western democracies, and any expansion is likely to have unpredictable and wide-ranging effects on the domestic and global economy and financial markets, which could have an adverse effect on our business and results of operations. Already the conflict has caused market volatility, a sharp increase in certain commodity prices, such as wheat and oil, and an increasing number and frequency of cybersecurity threats. So far, we have experienced a decrease in international sales from Ukraine and halted all sales to Russia, a direct impact from the conflict. We will continue to monitor the situation carefully and, if necessary, take action to protect our business, operations and financial condition.

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

In March 2022, the Company was notified by a territory manager, that Epidural Disposable Kit, Part # 6100-01, lot HC 51 potentially had an issue. The Company opened an investigation and decided to initiate a voluntary market withdrawal for the Epidural Disposable Kit, Part # 6100-01, lot HC 51. Management has determined that there are no potential impacts to patients or users.

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category:

	March 31, 2022			March 31, 2021
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$122,968	$-	$122,968	$176,016	$-	$176,016
Handpieces	795,859	7,550	803,409	794,984	8,150	803,134
Accessories	24,860	-	24,860	17,908		17,908
Grand Total	$943,687	$7,550	$951,237	$988,908	$8,150	$997,058

International: Rest of World
Instruments	$453,560	$-	$453,560	$383,255	$42,500	$425,755
Handpieces	923,952	-	923,952	954,534	20,400	974,934
Accessories	12,189	-	12,189	20,560		20,560
Grand Total	$1,389,701	$-	$1,389,701	$1,358,349	$62,900	$1,421,249

International: China
Instruments	$-	$-	$-	$150,000	$-	$150,000
Handpieces	359,964	-	359,964	356,400	-	356,400
Accessories	-	-	-	-	-	-
Grand Total	$359,964	$-	$359,964	$506,400	$-	$506,400

Total Product Sales	$2,693,352	$7,550	$2,700,902	$2,853,657	$71,050	$2,924,707

Current Product Platform

See Note 1, “Organization and Business”.

Results of Operations

The following table sets forth the consolidated results of operations for the three months ended March 31, 2022 and 2021, respectively. The trends suggested by this table may not be indicative of future operating results:

	March 31, 2022	March 31, 2021
Operating results:
Product sales, net	$2,700,902	$2,924,707
Cost of products sold	1,018,476	1,122,413
Gross profit	1,682,426	1,802,294

Operating expenses:
Selling, general and administrative expenses	3,115,629	2,749,299
Research and development expenses	464,466	16,444
Depreciation and amortization expense	16,814	20,924
Total operating expenses	3,596,909	2,786,667
Loss from operations	(1,914,483)	(984,373)
Other income, and interest expense net	(4,742)	(1,484)
Net loss	(1,919,225)	(985,857)
Net loss attributable to noncontrolling interests	(17,502)	(12,988)
Net loss attributable to Milestone Scientific Inc.	(1,901,723)	(972,869)

Cash flow:	March 31, 2022	March 31, 2021
Net cash used in operating activities	$(1,507,508)	$(967,814)
Net cash used in investing activities	-	(5,916)
Net cash (used in) provided by financing activities	(2,063)	3,700,523

Three months ended March 31, 2022 compared three months ended March 31, 2021

Net sales for 2022 and 2021 were as follows:

	2022	2021	Change
Dental	$2,693,352	$2,853,657	$(160,305)
Medical	7,550	71,050	$(63,500)
Total sales, net	$2,700,902	$2,924,707	$(223,805)

Consolidated revenue for the three months ended, March 31, 2022, and 2021 were approximately $2.7 million  and $2.9 million, respectively. Dental revenue decreased approximately $160,000 for the three months ending March 31, 2022 as compared to the three months ended March 31, 2021. Medical revenue decreased approximately $63,000 for the three months ending March 31, 2022 as compared to the three months ending March 31, 2021. The pandemic had a significant impact on the labor and delivery departments within hospitals, much more so than other departments. This was due to the fact that many pregnant women have opted out of the vaccine, resulting in stricter restrictions than other departments.  As a result, our sales team was unable to enter the operatories, which limited our ability to demo and trial the instruments and thus influenced the obtained sales results of the three months ending March 2022.

Gross Profit for 2022 and 2021 were as follows:

	2022	2021	Change
Dental	$1,677,661	$1,759,682	$(82,021)
Medical	4,765	42,612	$(37,847)
Total gross profit	$1,682,426	$1,802,294	$(119,868)

Consolidated gross profit for each of the three months ended March 31, 2022 and 2021 was approximately 62%.

Selling, general and administrative expenses 2022 and 2021 were as follows:

	2022	2021	Change
Dental	$866,012	$631,882	$234,130
Medical	1,231,886	918,098	313,788
Corporate	1,017,731	1,199,319	(181,588)
Total selling, general and administrative expenses	$3,115,629	$2,749,299	$366,330

Consolidated selling, general and administrative expenses for the  three months ended March 31, 2022 and 2021, were approximately $3.1 million, and $2.7 million respectively. The increase of approximately $366,000 is categorized in several areas. Employee salaries, and benefits expenses increased approximately $312,000 during the three months ended March 31, 2022, as the Company hired additional employees to work on the commercialization of the CompuFlo® Epidural System. During the three months ended March 31, 2022, employee travel and other selling, general and administrative expenses increased approximately $145,000 due to the re-opening of dental, and medical offices throughout the country, and the rest of the world. The Company's marketing, professional fees, and warehousing expenses decreased approximately $91,000 for three months ended March 31, 2022.

Research and Development for 2022 and 2021 were as follows:

	2022	2021	Change
Dental	$456,516	$-	$456,516
Medical	7,950	16,444	(8,494)
Corporate	-	-	-
Total research and development	$464,466	$16,444	$448,022

Consolidated research and development expenses for the three months ended, March 31, 2022 and 2021, were approximately $464,000 and $16,000, respectively. The increase of approximately $448,000 is related to the Company exploring possible enhancements to the STA Single Tooth Anesthesia System product line .

Profit (Loss) from Operations for 2022 and 2021 were as follows:

	2022	2021	Change
Dental	$354,240	$1,126,069	$(771,829)
Medical	(1,236,091)	(895,781)	(340,310)
Corporate	(1,032,632)	(1,214,661)	182,029
Total loss from operations	$(1,914,483)	$(984,373)	$(930,110)

The loss from operations was approximately $1.9 million and $1 million for the three months ending March 31, 2022 and 2021, respectively. The increase is related to decrease in revenue and gross profit, the Company incurred additional freight cost due to importing delays from China. and, an  increase in selling, general and administrative expenses as discussed above.

Liquidity and Capital Resources

On March 31, 2022, Milestone Scientific had cash and cash equivalents of approximately $13.3 million and working capital of approximately $14.4 million versus working capital of $15.8 million on December 31, 2021. For the three months ended March 31, 2022 and 2021, we had cash flows used in operating activities of approximately $1.5 million and $1 million, respectively. We believe our current cash on hand is sufficient to fund operations through 12 months from filing the unaudited condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Milestone Scientific’s Chief Executive Officer has evaluated the effectiveness of the design and operation of Milestone Scientific’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, Milestone Scientific’s Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as March 31, 2022 due to a previously disclosed material weakness in our internal control over financial reporting, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

During the quarter ended March 31, 2022, the Company was in the process of remediating the identified material weakness.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Milestone Scientific is not involved in any material litigation.

Item 1A. Risk Factors

The COVID-19 pandemic has and may continue to adversely affect the Company’s business. Additional factors could exacerbate such negative consequences and/or cause other materially adverse effects.

The COVID-19 pandemic did materially adversely affect the Company’s financial results and business operations in the Company’s three months ended March 31, 2022, while economic and health conditions in the United States and across most of the globe have continued to change rapidly due to the Omicron variant since the end of 2021. In the short-term, demand for the Company’s dental products is showing an increase in sell through activity to dental offices. However the change in demand may or may not continue and/or demand may or may not increase from historical levels depending on the duration and severity of the COVID-19 pandemic, the effectiveness of the ongoing vaccination process, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business and manufacturing disruption, inventory shortages, delivery delays, and reduced sales and operations, any of which could materially affect our business, financial condition, and results of operations.

The ability of the Company’s employees to work may be significantly impacted by the Coronavirus.

The Company’s employees are being affected by the COVID-19 pandemic. From time to time, we have had employees working in the office, depending the local positivity rate of COVID-19. As a result of the Omicron variant, beginning in December 2021,  most of our office and management personnel were working remotely. As of March 15, 2022 the employees returned in full to the office. The health of the Company’s workforce is of primary concern and the Company may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. Further, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across the entire Company, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, the Company’s ability to manage its business may be impaired, and operational risks, cybersecurity risks and other risks facing the Company even prior to the pandemic may be elevated.

The COVID-19 pandemic is affecting the Company’s customers, suppliers, vendors, and other business partners, but the Company is not able to assess the full extent of the current impact nor predict the ultimate consequences that will result therefrom.

The full effects of the COVID-19 pandemic are highly uncertain and cannot be predicted.

The COVID-19 pandemic affected the Company’s operations during the three months ended March 31, 2022 and may continue to do so for an indeterminable period thereafter. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, manufacturing, distribution, marketing, sales operations, customer, and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the continued impact of the COVID-19 pandemic on the Company’s sales channels, supply chain, manufacturing, and distribution nor to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Our business and operations would suffer in the event of cybersecurity or other system failures.

Despite the implementation of security measures, our internal computer systems and those of any third parties with which we partner are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any cybersecurity or system failure, accident or breach to date, if an event were to occur, it could result in a material disruption of our operations, substantial costs to rectify or correct the failure, if possible, and potentially violation of HIPAA and other privacy laws applicable to our operations. If any disruption or security breach resulted in a loss of or damage to our data or applications or inappropriate disclosure of confidential or protected information, we could incur liability, further development of our products could be delayed, and our operations could be disrupted, any of which could severely harm our business and financial condition.

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

Not applicable.

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

MILESTONE SCIENTIFIC INC.

/s/ Arjan Haverhals
Arjan Haverhals
Chief Executive Officer
Principal Financial Officer
Date: May 16, 2022