Form 10-Q
period 2022-06-30
MILESTONE SCIENTIFIC INC.
filed 2022-08-15
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of  August 15, 2022 the registrant has a total of 68,920,916 shares of Common Stock, $0.001 par value outstanding.

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

Milestone Scientific is the owner of the following registered U.S. trademarks: CompuDent®; CompuMed®; CompuFlo®; DPS Dynamic Pressure Sensing technology®; Milestone Scientific ®; CathCheck TM; the Milestone logo ®; SafetyWand®; STA Single Tooth Anesthesia Device®; and The Wand ®.

Part I- Financial Information

Item 1. Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$10,959,132	$14,764,346
Accounts receivable, net	825,346	943,272
Accounts receivable, related party net	269,973	-
Prepaid expenses and other current assets	522,938	375,360
Inventories, net	1,505,435	1,541,513
Advances on contracts	1,630,857	1,309,260
Total current assets	15,713,681	18,933,751
Furniture, fixtures and equipment, net	16,936	23,713
Intangibles, net	250,850	277,619
Right of use assets	506,849	550,511
Other assets	24,150	24,150
Total assets	$16,512,466	$19,809,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,385,404	$780,428
Accounts payable, related party	733,657	395,857
Accrued expenses and other payables	952,448	1,417,248
Accrued expenses, related party	222,455	414,241
Current portion of finance lease liabilities	8,946	8,545
Current portion of operating lease liabilities	86,228	81,001
Total current liabilities	3,389,138	3,097,320
Non-current portion of finance lease liabilities	15,487	20,062
Non-current portion of operating lease liabilities	432,180	476,980
Total liabilities	$3,836,805	$3,594,362

Commitments

Stockholders’ equity
Common stock, par value $.001;authorized 100,000,000 shares; 68,811,482 and 68,153,336 shares issued at June 30, 2022 and December 31, 2021 and 68,778,149 and 68,120,003 shares outstanding as June 30, 2022 and December 31, 2021, respectively	68,811	68,153
Additional paid in capital	126,175,735	124,915,560
Accumulated deficit	(112,464,478)	(107,704,274)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific, Inc. stockholders' equity	12,868,552	16,367,923
Noncontrolling interest	(192,891)	(152,541)
Total stockholders’ equity	12,675,661	16,215,382

Total liabilities and stockholders’ equity	$16,512,466	$19,809,744

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Product sales, net	$1,648,368	$2,425,738	$4,349,270	$5,350,445
Cost of products sold	967,720	1,056,384	1,986,196	2,178,797
Gross profit	680,648	1,369,354	2,363,074	3,171,648

Selling, general and administrative expenses	3,282,322	4,011,672	6,397,948	6,760,969
Research and development expenses	266,560	215,420	731,027	231,864
Depreciation and amortization expense	16,645	14,834	33,460	35,760
Total operating expenses	3,565,527	4,241,926	7,162,435	7,028,593

Loss from operations	(2,884,879)	(2,872,572)	(4,799,361)	(3,856,945)
Interest income (expense)	3,550	(4,461)	(1,193)	(6,996)
Gain on debt extinguishment-PPP	-	276,180	-	276,180
Loss before provision for income taxes and equity investments	(2,881,329)	(2,600,853)	(4,800,554)	(3,587,761)
Provision for income taxes	-	(83)	-	(333)
Loss before equity investment	(2,881,329)	(2,600,936)	(4,800,554)	(3,588,094)
Deferred profit and divesture-equity investment (See Note 6)	-	(95,857)	-	(94,556)
Net loss	(2,881,329)	(2,696,793)	(4,800,554)	(3,682,650)
Net loss attributable to noncontrolling interests	(22,848)	(16,325)	(40,350)	(29,313)
Net loss attributable to Milestone Scientific Inc.	$(2,858,481)	$(2,680,468)	$(4,760,204)	$(3,653,337)

Net loss per share applicable to common stockholders—
Basic	(0.04)	(0.04)	(0.07)	(0.05)
Diluted	(0.04)	(0.04)	(0.07)	(0.05)

Weighted average shares outstanding and to be issued—
Basic	70,356,796	69,220,795	70,585,590	68,286,033
Diluted	70,356,796	69,220,795	70,585,590	68,286,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

	Common Stock Share	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total
Balance January 1, 2022	68,153,336	$68,153	$124,915,560	$(107,704,274)	$(152,541)	$(911,516)	$16,215,382
Stock based compensation	-	-	305,370	-	-	-	305,370
Common stock to be issued to employees for bonuses	-	-	164,385	-	-	-	164,385
Net loss	-	-	-	(1,901,723)	(17,502)	-	(1,919,225)
Balance March 31, 2022	68,153,336	$68,153	$125,385,315	$(109,605,997)	$(170,043)	$(911,516)	$14,765,912
Stock based compensation	-	-	392,266	-	-	-	392,266
Common stock issued to employee for compensation	27,051	27	39,973	-	-	-	40,000
Common stock to be issued for payment of consulting services	246,028	246	345,689	-	-	-	345,935
Common stock issued to board of directors for services	12,879	13	12,864	-	-	-	12,877
Common stock issued to the board of directors for vested awards	224,850	225	(225)				-
Common stock to be issued to employees for bonuses	147,338	147	(147)	-	-	-	-
Net loss	-	-	-	(2,858,481)	(22,848)	-	(2,881,329)
Balance June 30, 2022	68,811,482	$68,811	$126,175,735	$(112,464,478)	$(192,891)	$(911,516)	$12,675,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Common Stock Share	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total
Balance January 1, 2021	64,171,435	$64,171	$117,934,696	$(100,885,957)	$(94,426)	$(911,516)	$16,106,968
Stock based compensation			113,507	-	-	-	113,507
Common stock issued to employee for compensation expensed in prior periods	7,075	7	-	-	-	-	7
Common stock to be issued for payment of consulting services expensed in prior periods	40,010	40	-	-	-	-	40
Common stock issued to board of directors for services expensed in prior periods	18,879	18	-	-	-	-	18
Common stock issued to employee for stock options exercised	435,558	436	689,754	-	-	-	690,190
Common stock to be issued to employees for bonuses	-	-	100,000	-	-	-	100,000
Common stock issued for warrants exercised	1,918,925	1,919	3,010,297	-	-	-	3,012,216
Net loss				(972,869)	(12,988)	-	(985,857)
Balance March 31, 2021	66,591,882	$66,591	$121,848,254	$(101,858,826)	$(107,414)	$(911,516)	$19,037,089
Stock based compensation	-	-	193,824	-	-	-	193,824
Common stock issued to employee for compensation	4,202	4	14,996	-	-	-	15,000
Common stock to be issued for payment of consulting services	96,018	94	262,589	-	-	-	262,683
Common stock issued to board of directors for services	277,767	280	617,887	-	-	-	618,167
Common stock issued for warrants exercised	86,000	86	138,114	-	-	-	138,200
Net loss				(2,680,468)	(16,325)	-	(2,696,793)
Balance June 30, 2021	67,055,869	$67,055	$123,075,664	$(104,539,294)	$(123,739)	$(911,516)	$17,568,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

(UNAUDITED)

	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net loss	$(4,800,554)	$(3,682,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,692	13,055
Amortization of intangibles	26,768	22,705
Stock based compensation	697,635	307,331
Inventory Reserve	430,245	-
Employees paid in stock	217,262	748,171
Expense paid in stock	345,935	262,713
Non-cash operating lease expense	(35,185)	3,808
Deferred profit and divesture-equity investment (See Note 6)	-	94,556
Gain on debt extinguishment-PPP		(276,180)
Changes in operating assets and liabilities:
Decrease in accounts receivable	117,926	268,315
(Increase) in accounts receivable, related party	(269,973)	-
(Increase) decrease in inventories	(394,167)	940,788
(Increase) in advances on contracts	(321,597)	(979,615)
(Increase) in prepaid expenses and other current assets	(147,578)	(26,380)
Increase in accounts payable	604,976	99,713
Increase (decrease) in accounts payable, related party	377,801	(183,251)
(Decrease) increase in accrued expenses	(464,800)	551,136
Decrease in accrued expenses, related party	(191,789)	(234,525)
Decrease operating right of use lease asset	39,338	-
Net cash used in operating activities	$(3,801,065)	$(2,070,310)

Cash flows from investing activities:
Purchase of furniture, fixtures, and equipment	85	(13,075)
Net cash provided by (used in) investing activities	$85	$(13,075)

Cash flows from financing activities:
Proceeds from exercise of warrants	-	3,150,416
Payments finance lease obligations	(4,234)	(3,808)
Common stock issued to employee for option exercised	-	690,190
Net cash (used in) provided by financing activities	$(4,234)	$3,836,798

Net (decrease) increase in cash and cash equivalents	(3,805,214)	1,753,413
Cash and cash equivalents at beginning of period	14,764,346	14,223,917
Cash and cash equivalents at end of period	$10,959,132	$15,977,330

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

In   May 2022, the Company initiated Corrective Action Preventative Action (CAPA) investigation of the Epidural Disposable Kit, Part # 6100-01, lot HC 51, the scope of the voluntary market withdrawal needed to be expanded to include Part # 6100-03, lot HC 50. A new non-conformance was initiated, and Lot HC 50 was added to the scope of the CAPA initiated above. The investigation via the CAPA identified that there is an issue with the id adaptors used in both lot’s HC 51 and HC 50. However, the health hazard evaluation shows that there is no risk to the patient or the user, thus management has determined there are no potential impacts to patients or users. Lot’s HC 51 and HC 50 are worth approximately $22,000 and $10,000 respectively. Management has determined that no other lot's were affected, and the Company is working with the supplier to reproduce, and replace the handpiece.

In May 2022, the Company was notified that Wand STA handpieces, reference # STA—5050-2725, lot B210113 were packaged incorrectly. The Company initiated a Corrective Action Preventative Action (CAPA) investigation to determine the root cause and implement corrective actions. The Health Hazard Evaluation (HHE) was completed and showed that there is no risk to the patient or the user due to this discrepancy, thus management has determined there are no potential impacts to patients or users. However, to provide the highest quality products to the market,  Milestone Scientific decided to initiate a voluntary market withdrawal on May 13, 2022. Lot B210113 is worth approximately $25,000. Management has determined that no other lot were affected, and the Company is working with the supplier to reproduce, and replace the handpiece.

NOTE 2-  LIQUIDITY  AND UNCERTAINTIES

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. As of June 30, 2022 the Company had an accumulated deficit of $112.5 million and has incurred a net loss of approximately $2.9 million $4.8 million for the three and six months ended June 30, 2022, respectively. Management believes that Milestone Scientific will have sufficient cash reserves to meet its anticipated obligations at least the next twelve months from the filing date of this quarterly report. During the first six months ended June 30, 2022, the cash burn from operations has increased. In order to secure the Company’s cash and cash equivalent, aiming at sufficient funds for the next 12 months, management implemented a cost restructuring program to reduce the cash burn. This resulted in a reduction of the direct medical sales organization by half, whereas additional cost savings have been identified in other functional areas. The Company expects the cost savings will sort its effect during the third and fourth quarter of this year. Management believes that these measures are sufficient to take the company forward in the next 18 months.

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

The coronavirus (COVID-19) adversely impacted the Company's operations, our distributors and suppliers in recent years. In spite of the reopening of dental offices, hospitals, and pain clinics throughout the country and the rest of the world, revenues for the three and six months ended June 30, 2022 and 2021 were adversely affected in particular for the medical business. However, any business interruptions, resulting from COVID-19, or new strain, could significantly disrupt our operations and could have a material adverse impact on our business in the future.

In addition, it is uncertain as to what effect the continuing spread of COVID-19 will have on the commercialization efforts of our CompuFlo Epidural and CathCheck systems. Such future developments could have a material adverse effect on the Company financial results and its ability to conduct business as expected.

Sanctions imposed by the United States and other western democracies, against Russia as a result of Ukraine conflict, and any expansion of the conflict, is likely to have unpredictable and wide-ranging effects on the domestic and global economy and financial markets, which could have an adverse effect on our business and results of operations. Already the conflict has caused market volatility, a sharp increase in certain commodity prices, such as wheat and oil, and an increasing number and frequency of cybersecurity threats. So far, we have experienced a decrease in international sales to Ukraine and halted all sales to Russia, as a direct impact from the conflict. We will continue to monitor the situation carefully and, if necessary, take action to protect our business, operations and financial condition.

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

2. Basis of Presentation

The unaudited condensed consolidated financial statements of Milestone Scientific have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present such interim results. Interim results are not necessarily indicative of the results of operations which may be expected for a full year or any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021, included in Milestone Scientific's Annual Report on Form 10-

K

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

Disaggregation of Revenue

The Company operates in two operating segments: dental and medical. Therefore, results of the Company operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. See Note 10 for revenues by geographical market, based on the customer’s location, and product category for the three and six months ended June 30, 2022  and 2021.

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

6.  Cash and Cash Equivalents

Milestone Scientific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2022  and December 31, 2021 Milestone Scientific has approximately $10.7 million and $13.9 million, respectively, of investments with short term maturities classified as cash equivalents.  At times, such cash, may be more than the Federal Deposit Insurance Corporation insurance limit.

7.  Accounts Receivable

Milestone Scientific sells a significant amount of its product on credit terms to its major distributors. Milestone Scientific estimates losses from the ability or inability of its customers to make payments on amounts billed. Most credit sales are due within 90 days from invoicing. There have not been any significant credit losses incurred to date. As of June 30, 2022 and December 31, 2021, accounts receivable was recorded, net of allowance for doubtful accounts of $10,000.

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

At June 30, 2022 and December 31, 2021, we had no uncertain tax positions that required recognition in the unaudited condensed consolidated financial statements. Milestone Scientific's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the unaudited condensed Consolidated Statements of Operations. No interest and penalties are present for periods open. Tax returns for the 2018, 2019 and 2020 years are subject to audit by federal and state jurisdictions. The 2021 tax returns have not yet been filed.

14.  Basic and Diluted Net Loss Per Common Share

Milestone Scientific presents “basic” earnings (loss) per common share applicable to common stockholders and, if applicable, “diluted” earnings (loss) per common share applicable to common stockholders pursuant to the provisions of ASC 260, “Earnings per Share”. Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued common shares of 70,356,796 and 69,220,795 for the three months ended June 30, 2022, and 2021 respectively. Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued common shares of 70,585,590 and 68,286,033 for the six months ended June 30, 2022 , and 2021 respectively. The calculation of diluted earnings per common share is like that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants were issued during the period. The Company also includes shares to be issued to employees in the calculation of basic earnings per share because the shares to be issued settle a compensation obligation in a fixed number of shares.

Since Milestone Scientific had net losses in the three and six months ended June 30, 2022, and 2021, the assumed effects of the exercise of potentially dilutive outstanding stock options, unissued restricted stock awards (“RSA”) and warrants, were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, RSA and warrants totaled 8,166,380 and 8,015,193 for the six months ended on June 30, 2022, and 2021, respectively.

15.  Fair Value of Financial Instruments

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of an input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. As of June 30, 2022, and December 31,  2021 the Company does not have any assets or liabilities that were measured at fair value on a recurring basis.

16. Stock-Based Compensation

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

17.  Recent Accounting Pronouncements

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

In October 2021, FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides guidance on accounting for contract assets and contract liabilities acquired in a business combination in accordance with Topic ASC 606, Revenue Recognition from Contracts with Customers (“ASC 606”). To achieve this, an acquirer may assess how the acquire applied ASC 606 to determine what to record for the acquired revenue contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquirer's financial statements. The amendments of ASU 2021-08 are for fiscal years beginning after December 15, 2022, including interim periods. Early adoption is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company will evaluate the impact of ASU 2021-08 on any future business combinations the Company may enter in the future.

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

NOTE 4 — INVENTORIES

Inventories consist of the following:

	June 30, 2022	December 31, 2021

Dental finished goods, net	$834,624	$342,465
Medical finished goods, net	501,181	1,119,709
Component parts and other materials	169,630	79,339
Total inventories	$1,505,435	$1,541,513

The Company maintains an allowance for doubtful accounts on slow moving Medical finished goods of approximately $880,000 and $450,000 as of June 30, 2022 and December 31, 2021, respectively.

NOTE 5 — ADVANCES ON CONTRACTS

The advances on contracts represent funding of future STA inventory purchases, epidural instruments, and epidural replacements parts. The balance of the advances as of June 30, 2022, and December 31, 2021 is approximately $1.6 million and $1.3 million, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

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

Though management believes that this conveyance by Milestone China to LiDong Zhang is outside of the laws of Hong Kong and/or China, as may be applicable, at this juncture Milestone Scientific has no ownership in Anhui and Milestone China has no assets or operations. After considering taking action to assert our rights in the matter, and based on the acknowledgement that such course of action is not without its procedural and substantive challenges in Hong Kong and/or China and, importantly, in view of Michelle Zhang dba Solee Science & Technology USA (“Solee”) (see below), a company located in New Jersey, who became the independent distributor, former agent, for Milestone China and its subsidiaries, and due to the good working relationship developing between Milestone Scientific and Solee and reduction of Milestone Scientific’s credit exposure to a Chinese entity, management is not pursuing any legal action at this time to recover our equity interest. Given the significant deterioration of the economy in China, caused by in large part the actions of the Chinese central government in dealing with COVID-19, the crash of the real estate market and the moves against independent companies, the Company does not believe it is prudent at this time to continue to pursue its investigation of any options it may have regarding its Chinese distributor, and therefore, in order to preserve cash the Company is for the time being suspending its investigation.

However, management has determined to pursue an investigation of whether the above-described consideration payable by LiDong Zhang to Milestone China was actually paid to Milestone China and, if so, its recovery. Nevertheless, at this time, Milestone Scientific has not received any consideration, does not know if any of such consideration promised to Milestone China for its interest in Anhui has been paid and, if paid, whether it can recover its share of such consideration. As a result, at this time, Milestone Scientific has not received any consideration and does not know if any of the consideration promised to Milestone China for its interest in Anhui has been paid and, if paid, unless circumstances change, Milestone Scientific does not expect it will receive any of the consideration received by Milestone China for its assets without pursuing legal action. As a result, Milestone Scientific has not recorded a gain or receivable related to the transfer of Anhui. As of June 30, 2022, and December 31, 2021 the investment in Milestone China was zero.

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

For the three months ended June 30, 2022, Milestone Scientific shipped no instruments or handpieces to Solee. For the six months ended June 30, 2022, Milestone Scientific shipped handpieces to Solee for sale to Anhui and recognized revenue of approximately $370,000. At June 30, 2022, approximately $270,000 was included in account receivable related party. For the three and six months ended June 30, 2021, Milestone Scientific shipped instruments and handpieces to Solee for the sale to Anhui and recognized revenue of $525,000, and $1.0 million, respectively. As of December 31, 2021, the Company has approximately $89,000 of deposits from Solee for future shipment of goods included in accrued expenses on the accompanying condensed consolidated balance sheet. As of June 30, 2022, the Company had no deposits from Solee for future shipment of goods included in accrued expenses on the accompanying condensed consolidated balance sheet.

Beginning in mid- November 2021, Milestone Scientific entered into discussions with Michelle Zhang dba Solee Science & Technology USA (“Solee”), a company located in New Jersey, to become Milestone Scientific’s independent distributor for China, the former agent, for Milestone China and its subsidiaries. On November 22, 2021, Wand Dental, Inc., a United States subsidiary of Milestone Scientific, entered into a Buy and Sell Agreement with Solee, pursuant to which Milestone Scientific granted Solee the right to sell Milestone Scientific’s STA instruments, associated handpieces, and spare parts in China to Anhui. As of  June 30, 2022 and December 31, 2021, there have been no shipment under the new agreement to Solee.

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

At June 30, 2022, and December 31, 2021 the Company had no deferred profit in the unaudited condensed consolidated balance sheets. For the three and six months ended June 30, 2022, Milestone Scientific did not record any loss on equity investment  in relation to gross profit on product sold to Milestone China, Anhui, and Solee. For the three and six months ended June 30, 2021, Milestone Scientific recorded loss on equity investment of approximately $95,000 and $94,000 respectively  in relation to gross profit previously deferred on product sold to Milestone China, Anhui, and Solee recorded as deferred profit and divesture-equity investment on the accompanying  unaudited condensed consolidated statement of operations.

NOTE 7 — PATENTS

	June 30, 2022
	Cost	Accumulated Amortization	Net
Patents-foundation intellectual property	1,377,863	(1,127,013)	250,850
Total	1,377,863	(1,127,013)	250,850

	December 31, 2021
	Cost	Accumulated Amortization	Net
Patents-foundation intellectual property	1,377,863	(1,100,244)	277,619
Total	1,377,863	(1,100,244)	277,619

Patents are amortized utilizing the straight-line method over estimated useful lives ranging from 3 to 20 years. Amortization expense was approximately $13,000 and $27,000 for the three and six months ended June 30, 2022, respectively. Amortization expense was approximately $11,000 and $23,000 for the three and six months ended June 30, 2021, respectively The annual amortization expense expected to be recorded for existing intangibles assets for the years 2022 through 2026 and thereafter, is approximately $27,000, $52,000, $34,000, $28,000 and $110,000.

NOTE 8— STOCKHOLDERS’ EQUITY

Warrants

The following table summarizes information about shares issuable under warrants outstanding as of June 30, 2022

	Warrant shares outstanding	Weighted Average exercise price	Weighted Average remaining life	Intrinsic value

Outstanding at January 1, 2022	4,268,221	2.18	1.50	1,187,546
Issued	-	-	-	-
Exercised	-	-	-	-
Outstanding and exercisable at June 30, 2022	4,268,221	2.18	1.00	130,704

Shares to Be Issued

As of June 30, 2022, and 2021, there were 1,852,789 and 2,264,127 shares respectively, to be issued whose issuance has been deferred to the employees of Milestone Scientific, Inc. respectively.  As of June 30, 2022, and 2021, there were 174,364 and 144,024 shares, respectively, to be issued to non-employees,  that will be issued for services rendered. The number of shares was fixed at the date of grant and were fully vested upon grant date.

The following table summarizes information about shares to be issued on June 30, 2022, and 2021, respectively.

	June 30, 2022	June 30, 2021

Shares-to-be-issued, outstanding January 1, 2022 and 2021, respectively	2,066,343	2,428,329
Granted in current period	108,148	33,238
Issued in current period	(147,338)	(53,416)
Shares-to be issued outstanding June 30, 2022 and 2021, respectively	2,027,153	2,408,151

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

Milestone Scientific recognizes stock compensation expense over the requisite service period. For three and  six months ended June 30, 2022 Milestone Scientific recognized approximately $223,000, and $501,000 of total employee stock compensation cost, respectively, recorded in general and administrative expenses on the statement of operations. For three and  six months ended June 30, 2021 Milestone Scientific recognized approximately $168,000, and $286,000 of total employee stock compensation cost, respectively, recorded in general and administrative expenses on the statement of operations.

As of June 30, 2022 and 2021, there was approximately $2.9 million and $3.5 million of total unrecognized compensation cost related to non- vested options, respectively. Milestone Scientific expects to recognize these costs over a weighted average period of 3.00.

A summary of option activity for employees under the plans and changes during the six months ended June 30, 2022, is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2022	2,843,693	2.39	7.69	49,246
Granted during 2022	216,296	1.52	2.48	-
Exercised during 2022	-	-	-	-
Forfeited or expired during 2022	-	-	-	-
Options outstanding June 30, 2022	3,059,989	2.29	6.88	-
Exercisable, June 30, 2022	994,914	2.18	5.53	-

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during six months ended June 30, 2022 , risk free interest rate of 2.45%, Volatility of 89.76% (which is based on the Company’s historical over the expected term), expected term 3 years, dividend rate 0% and closing price of the Company’s common stock was $1.52.

A summary of option activity for non-employees under the plans and changes during the six months ended June 30, 2022 presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2022	83,330	1.85	3.33	49,748
Granted during 2022	-	-	-	-
Exercised during 2022	-	-	-	-
Options outstanding June 30, 2022	83,330	1.85	2.83	7,471
Exercisable, June 30, 2022	69,442	1.68	2.62	7,471

For the three and six months ended  June 30, 2022, Milestone Scientific recognized approximately $5,000 and $10,000 expense related to non-employee options, respectively. For the three and six months ended  June 30, 2021, Milestone Scientific recognized approximately $5,000 and $15,000 expense related to non-employee options, respectively.

The information below summarizes the restricted stock award activity for year ended June 30, 2022 .

	Number of Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested as January 1, 2022	96,557	2.33
Granted	975,148	0.86
Vested	(224,850)	-
Cancelled	(92,017)	-
Non-vested as June 30, 2022	754,838	1.20

As of June 30, 2022, there were 80,292 restricted shares granted and deferred under the terms of an employment agreements with the Territory Manager of Milestone Scientific, Inc. Such shares will be issued to each party upon completion of 2 years of employment. For the three and six months ended June 30, 2022, the Company recognized negative stock compensation of approximately $54,000 and $27,000, respectively, due to termination of certain employees who had not vested in their grant in the current period. For the three and six months ended June 30, 2021, the Company recognized stock compensation expense of approximately $21,000. As of June 30, 2022, the total unrecognized stock compensation expense was $86,458 related to non-vested restricted stock awards, which the Company expects to recognize over an estimated weighted average period of 1.41 years.

As of June 30, 2022 the Company entered in a restricted stock agreements with the members of the Board of Directors of the Company. The Company granted 899,300  restricted stock awards with a fair market value of $0.82 per share. The restricted stock vest as follows: twenty-five percent (25%) shall be vested on the grant date, and twenty-five percent (25%) shall vest quarterly, which will be on the first day of the following months; October 2022, January 2023, and April 2023. These awards will vest immediately upon a change of control as defined in the agreements For the three and six months ended June 30, 2022 the Company recognized approximately $213,000  for restricted stock expenses recorded in general and administrative expenses on the statement of operation.

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

The following tables present information about our reportable and operating segments:

	Three months ended June 30,		Six months ended June 30,
Sales
Net Sales:	2022	2021	2022	2021
Dental	$1,609,768	$2,404,738	$4,303,120	$5,258,395
Medical	38,600	21,000	46,150	92,050
Total net sales	$1,648,368	$2,425,738	$4,349,270	$5,350,445

Operating Income (Loss):	2022	2021	2022	2021
Dental	$163,022	$524,798	$517,262	$1,650,831
Medical	(1,615,283)	(1,135,001)	(2,851,374)	(2,030,720)
Corporate	(1,432,618)	(2,262,369)	(2,465,249)	(3,477,056)
Total operating loss	$(2,884,879)	$(2,872,572)	$(4,799,361)	$(3,856,945)

Depreciation and Amortization:	2022	2021	2022	2021
Dental	$893	$860	$1,786	$2,566
Medical	1,019	1,165	2,037	5,016
Corporate	14,733	12,809	29,637	28,178
Total depreciation and amortization	$16,645	$14,834	$33,460	$35,760

Income (loss) before taxes and equity in earnings of affiliates:	2022	2021	2022	2021
Dental	$161,774	$598,166	$514,571	$1,723,284
Medical	(1,616,733)	(1,136,271)	(2,854,273)	(2,033,260)
Corporate	(1,426,370)	(2,062,748)	(2,460,852)	(3,277,785)
Total loss before taxes and equity in earnings of affiliate	$(2,881,329)	$(2,600,853)	$(4,800,554)	$(3,587,761)

Total Assets	June 30, 2022	December 31, 2021
Dental	$4,947,626	$6,163,169
Medical	818,535	1,373,511
Corporate	10,746,305	12,273,064
Total assets	$16,512,466	$19,809,744

The following table presents information about our operations by geographic area for the three and six months ended June 30, 2022  and 2021.  Net sales by geographic area are based on the respective locations of our subsidiaries:

	Three months ended June 30, 2022			Three months ended June 30, 2021
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$155,028	$-	$155,028	$178,752	$-	$178,752
Handpieces	801,533	18,600	820,133	802,916	-	802,916
Accessories	22,621	-	22,621	18,974	-	18,974
Grand Total	$979,182	$18,600	$997,782	$1,000,642	$-	$1,000,642

International: Rest of World
Instruments	$160,814	$-	$160,814	$156,588	$15,500	$172,088
Handpieces	459,799	20,000	479,799	709,624	5,500	715,124
Accessories	9,973	-	9,973	12,548	-	12,548
Grand Total	$630,586	$20,000	$650,586	$878,760	$21,000	$899,760

International: China
Instruments	$-	$-	$-	$78,000	$-	$78,000
Handpieces	-	-	-	447,336	-	447,336
Accessories	-	-	-	-	-	-
Grand Total	$-	$-	$-	$525,336	$-	$525,336

Total Product Sales	$1,609,768	$38,600	$1,648,368	$2,404,738	$21,000	$2,425,738

	Six months ended June 30, 2022			Six months ended June 30, 2021
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$277,996	$-	$277,996	$354,768	$-	$354,768
Handpieces	1,597,392	26,150	1,623,542	1,597,900	8,150	1,606,050
Accessories	47,481	-	47,481	36,882	-	36,882
Grand Total	$1,922,869	$26,150	$1,949,019	$1,989,550	$8,150	$1,997,700

International: Rest of World
Instruments	$614,374	$-	$614,374	$539,841	$58,000	$597,841
Handpieces	1,383,751	20,000	1,403,751	1,663,559	25,900	1,689,459
Accessories	22,162	-	22,162	33,109		33,109
Grand Total	$2,020,287	$20,000	$2,040,287	$2,236,509	$83,900	$2,320,409

International: China
Instruments	$-	$-	$-	$228,000	$-	$228,000
Handpieces	359,964	-	359,964	804,336	-	804,336
Accessories	-	-	-	-	-	-
Grand Total	359,964	-	$359,964	$1,032,336	$-	$1,032,336

Total Product Sales	$4,303,120	$46,150	$4,349,270	$5,258,395	$92,050	$5,350,445

NOTE 11 -- CONCENTRATIONS

Milestone Scientific has informal arrangements with third-party U.S. manufacturers of the STA, CompuDent and CompuMed devices, pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. Consequently, advances on contracts have been classified as current at June 30, 2022, and 2021.  The termination of the manufacturing relationship with any of these manufacturers could have a material adverse effect on Milestone Scientific’s ability to produce and sell its products. Although alternate sources of supply exist, and new manufacturing relationships could be established, Milestone Scientific would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, because of termination of such a relationship, would have a material adverse effect on Milestone Scientific’s financial condition, business, and results of operations.

For the three months ended June 30, 2022, an aggregate of approximately 49% of the Company’s net product sales were from one distributors. For the six months ended June 30, 2022 , an aggregate of approximately  11%, and 38% of the Company’s net product sales were from two distributors. For the three months ended June 30, 2021, an aggregate of approximately 38% of the Company’s net product sales were from one distributors. For the six months ended June 30, 2021, an aggregate of approximately 33% of the Company’s net product sales were from one domestic distributor.  Additionally, for the three and six months ended June 30, 2021, approximately 19% and 21% of the Company’s net product sales are to Milestone China, respectively.

For the six months ended June 30, 2022 , we had the four distributors that accounted for 13%, 14%, 25% and 31% amount of accounts receivable, respectively.  As of December 31, 2021 we had three distributors that accounted for 13%, 28%, and 29% amount of accounts receivable, respectively.

NOTE 12 -- RELATED PARTY TRANSACTIONS

United Systems

Milestone Scientific has a manufacturing agreement with United Systems (whose controlling shareholder, Tom Cheng, is a significant stockholder of Milestone Scientific), the principal manufacturers of its handpieces, pursuant to which it manufactures products under specific purchase orders, but without minimum purchase commitments. Purchases from this manufacturer were approximately $436,000 and $1.7 million, respectively for three and six months ended June 30, 2022. Purchases from this manufacturer were approximately $493,000 and $878,000, respectively for three and six months ended June 30, 2021.

As of June 30, 2022 and December 31, 2021, Milestone Scientific owed this manufacturer approximately $720,000, and $548,000, respectively, which approximately $720,000 and $395,000 is included in accounts payable, related party, respectively, and $0 and approximately $153,000 is included in accrued expense, related party, respectively, on the unaudited condensed consolidated balance sheets.

Milestone China

See Note 6 of the notes to the unaudited condensed consolidated financial statements.

Other

In August 2016, K. Tucker Andersen, a significant stockholder of Milestone Scientific, entered into a three-year agreement with Milestone Scientific to provide financial and business strategic services. Expenses recognized on this agreement were $25,000 and $50,000 for three and six months ended June 30, 2022, and 2021.

The Company engaged Mr. Trombetta as a consultant for a period of twelve months (beginning October 1, 2020, and ending September 30, 2021), to provide international business dental information and business contacts to the Company and provide consulting services for new international business and dental segments. For the three and six months ended June 30, 2021, the Company expensed $15,000 and $30,000, respectively, for services rendered by Mr. Trombetta. Mr. Trombetta received shares of the Company’s common stock. This agreement was terminated September 30, 2021, and therefore, no expenses were incurred for services rendered by Mr. Trombetta for the three and six months ended June 30, 2022.

The Director of Clinical Affairs’ royalty fee was approximately $81,000 and $213,000 for three and six months ended June 30, 2022, respectively. The Director of Clinical Affairs’ royalty fee was approximately $111,000 and $248,000 for three and six months ended June 30, 2021, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of  $39,000 and $78,000 for three and six months ended June 30, 2022 and 2021, respectively. As of  June 30, 2022 and December 31, 2021, Milestone Scientific owed the Director Clinical Affairs for royalties of approximately $81,000 and $123,000, respectively, which is included in accrued expense, related party, in the condensed consolidated balance sheet.

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

The Company recorded expense of $50,000 and $100,000 related to the Managing Director, China Operations for three and six months ended June 30, 2022, respectively. The Company recorded expense of $50,000 and $100,000 related to the US Asian Consulting Group, LLC for three and six months ended June 30, 2022, respectively. The Company recorded expense of $25,000 related to the Managing Director, China Operations for three and six months ended June 30, 2021, respectively. The Company recorded expense of $25,000 related to the US Asian Consulting Group, LLC for three and six months ended June 30, 2021, respectively. As of  June 30, 2022 and December 31, 2021 the Company owed Mr. Osser approximately $58,000 and $0, respectively, which is included accrued expense, related party in the condensed consolidated balance sheet.

NOTE 13 — COMMITMENTS

(1)  Contract Manufacturing Agreement

Milestone Scientific has informal arrangements with third-party manufacturers of the STA, CompuDent® and CompuMed® devices, pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. The Company entered a new purchase commitment for the delivery of 2,950 STA CompuDent® instruments.

As of June 30, 2022, the purchase order commitment was approximately $2.4 million and advances of approximately $1.6 million are reported in advances on contracts in the condensed consolidated balance sheet. As of December 31, 2021, the purchase order commitment was approximately $2.6 million and advances of approximately $1.3 million are reported in advances on contracts in the condensed consolidated balance sheet.

As of June 30, 2022 and December 31, 2021 the company also has advances on an open purchase order for long lead items for a future purchase order for the manufacturing of Epidural instrument of approximately $41,000 and $34,000, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

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

As of June 30, 2022, total operating lease and finance right-of-use assets were $530,999 and total operating lease and finance liabilities were $518,408, of which $86,228 and $432,180 were classified as current and non-current, respectively. As of June 30, 2022, total finance lease liabilities were $24,433 of which $8,946 and $15,487 were classified as current and non-current, respectively. As of December 31, 2021, total operating lease and finance right-of-use assets were $550,511 and total operating lease and finance liabilities were $577,981, of which $81,001 and $476,980 were classified as current and non-current, respectively. As of December 31, 2021, total finance lease liabilities were $28,607, of which $8,545 and $20,062 were classified as current and non-current, respectively.

The components of lease expense were as follows:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cash paid for operating lease liabilities	31,999	31,303	63,881	62,606
Cash paid for finance lease liabilities	2,685	2,685	5,370	5,370
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	-	-	-	663,009
Property and equipment obtained in exchange for new finance lease liabilities	-	-	-	43,242

Weighted Average Remaining Lease Term
Finance leases (years)			2.5 years	5.8 years
Operating leases (years)			4.75 years	3.6 years

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

The goal of changing our marketing plan from a sole exclusive distributor in the USA and Canada, to a  large number of non-exclusive distributors is to increase placement of our Wand STA  System and thus the expansion of our dental disposables usage.

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

Sanctions imposed by the United States and other western democracies, as a result of the Ukrainian-Russian conflict, and any expansion thereof is likely to have unpredictable and wide-ranging effects on the domestic and global economy and financial markets, which could have an adverse effect on our business and results of operations. Already the conflict has caused market volatility, a sharp increase in certain commodity prices, such as wheat and oil, and an increasing number and frequency of cybersecurity threats. So far, we have experienced a decrease in international sales to Ukraine and halted all sales to Russia, a direct impact from the conflict. We will continue to monitor the situation carefully and, if necessary, take action to protect our business, operations and financial condition.

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

On April 11, 2022, the Company announced that it has commenced sales of its CompuFlo Epidural and CathCheck Verification System disposables to a leading northeast medical center in the U.S. This approval follows an extensive trial and evaluation, which validates the safety and efficacy of the technology. As a teaching hospital, the Company's tools provide residents, fellows, and seasoned physicians greater accuracy through real-time verification of epidural needle placement, as well as subsequent monitoring of catheter placement.

On May 27, 2022, the Company announced on that it has commenced sales of its CompuFlo Epidural instrument disposables at a leading veterinary and academic institution following a successful research study and evaluation. The veterinary institution has initially begun using the CompuFlo Epidural instrument for maxillary nerve block procedures in horses with plans to expand into epidural procedures. The CompuFlo Epidural instrument can provide fellow veterinarians and students greater accuracy through real-time verification of needle location when performing a maxillary nerve block.

In addition, the recent receipt of chronology-Specific CPT Code for the Company's CompuFlo Epidural System by American Medical Association marks an important milestone, that could increase the potential number of anesthesia pain management clinics adopting the CompuFlo. CPT code expands potential for reimbursement of epidural procedures in pain management utilizing the CompuFlo Epidural System., thereby helping accelerate the commercial roll-out of CompuFlo in the U.S.

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category:

	Three months ended June 30, 2022			Three months ended June 30, 2021
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$155,028	$-	$155,028	$178,752	$-	$178,752
Handpieces	801,533	18,600	820,133	802,916	-	802,916
Accessories	22,621	-	22,621	18,974	-	18,974
Grand Total	$979,182	$18,600	$997,782	$1,000,642	$-	$1,000,642

International: Rest of World
Instruments	$160,814	$-	$160,814	$156,588	$15,500	$172,088
Handpieces	459,799	20,000	479,799	709,624	5,500	715,124
Accessories	9,973	-	9,973	12,548		12,548
Grand Total	$630,586	$20,000	$650,586	$878,760	$21,000	$899,760

International: China
Instruments	$-	$-	$-	$78,000	$-	$78,000
Handpieces	-	-	-	447,336	-	447,336
Accessories	-	-	-		-	-
Grand Total	$-	$-	$-	$525,336	$-	$525,336

Total Product Sales	$1,609,768	$38,600	$1,648,368	$2,404,738	$21,000	$2,425,738

	Six months ended June 30, 2022			Six months ended June 30, 2021
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$277,996	$-	$277,996	$354,768	$-	$354,768
Handpieces	1,597,392	26,150	1,623,542	1,597,900	8,150	1,606,050
Accessories	47,481	-	47,481	36,882	-	36,882
Grand Total	$1,922,869	$26,150	$1,949,019	$1,989,550	$8,150	$1,997,700

International: Rest of World
Instruments	$614,374	$-	$614,374	$539,841	$58,000	$597,841
Handpieces	1,383,751	20,000	1,403,751	1,663,559	25,900	1,689,459
Accessories	22,162	-	22,162	33,109	-	33,109
Grand Total	$2,020,287	$20,000	$2,040,287	$2,236,509	$83,900	$2,320,409

International: China
Instruments	$-	$-	$-	$228,000	$-	$228,000
Handpieces	359,964	-	359,964	804,336	-	804,336
Accessories	-	-	-		-	-
Grand Total	$359,964	$-	$359,964	$1,032,336	$-	$1,032,336

Total Product Sales	$4,303,120	$46,150	$4,349,270	$5,258,395	$92,050	$5,350,445

Current Product Platform

See Note 1, “Organization and Business”.

Results of Operations

The following table sets forth the consolidated results of operations for the three and six months ended June 30, 2022 and 2021, respectively. The trends suggested by this table may not be indicative of future operating results:

	Three months ended June 30, 2022	Three months ended June 30, 2021
Operating results:
Product sales, net	$1,648,368	$2,425,738
Cost of products sold	967,720	1,056,384
Gross profit	680,648	1,369,354

Operating expenses:
Selling, general and administrative expenses	3,282,322	4,011,672
Research and development expenses	266,560	215,420
Depreciation and amortization expense	16,645	14,834
Total operating expenses	3,565,527	4,241,926
Loss from operations	(2,884,879)	(2,872,572)
Other income, and interest expense net	3,550	(100,401)
Gain on debt extinguishment-PPP	-	276,180
Net loss	(2,881,329)	(2,696,793)
Net loss attributable to noncontrolling interests	(22,848)	(16,325)
Net loss attributable to Milestone Scientific Inc.	$(2,858,481)	$(2,680,468)

	Six months ended June 30, 2022	Six months ended June 30, 2021
Operating results:
Product sales, net	$4,349,270	$5,350,445
Cost of products sold	1,986,196	2,178,797
Gross profit	2,363,074	3,171,648

Operating expenses:
Selling, general and administrative expenses	6,397,948	6,760,969
Research and development expenses	731,027	231,864
Depreciation and amortization expense	33,460	35,760
Total operating expenses	7,162,435	7,028,593
Loss from operations	(4,799,361)	(3,856,945)
Other income, and interest expense net	(1,193)	(101,885)
Gain on debt extinguishment-PPP	-	276,180
Net loss	(4,800,554)	(3,682,650)
Net loss attributable to noncontrolling interests	(40,350)	(29,313)
Net loss attributable to Milestone Scientific Inc.	$(4,760,204)	$(3,653,337)

Cash flow:	June 30, 2022	June 30, 2021
Net cash used in operating activities	$(3,801,065)	$(2,070,310)
Net cash provided by (used in) investing activities	$85	$(13,075)
Net cash (used in) provided by financing activities	$(4,234)	$3,836,798

Three months ended June 30, 2022 compared three months ended June 30, 2021

Net sales for 2022 and 2021 were as follows:

	2022	2021	Change
Dental	$1,609,768	$2,404,738	$(794,970)
Medical	38,600	21,000	$17,600
Total sales, net	$1,648,368	$2,425,738	$(777,370)

Consolidated revenue for the three months ended, June 30, 2022, and 2021 were approximately $1.6 million and $2.4 million, respectively. Dental revenue decreased approximately $795,000 for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. For the three months ended June 30, 2022 dental domestic revenue decreased approximately $21,000, and dental international revenue decreased approximately $248,000 compared to June 30, 2021. For the three months ended June 30, 2022 the Company recorded no revenue from China as compared to approximately $525,000 for the three months ended June 30, 2021. Medical revenue increased approximately $17,000 for the three months ended June 30, 2022 as compared to the three months ending June 30, 2021.

Gross Profit for 2022 and 2021 were as follows:

	2022	2021	Change
Dental	$1,083,603	$1,358,226	$(274,623)
Medical	(402,955)	11,128	$(414,083)
Total gross profit	$680,648	$1,369,354	$(688,706)

Consolidated gross profit for each of the three months ended June 30, 2022 and 2021 decreased approximately $689,000 or 50%. The decrease is related to the Company recording an allowance of approximately $430,000 on slow moving Medical finished goods during the three months ended June 30, 2022.

Selling, general and administrative expenses 2022 and 2021 were as follows:

	2022	2021	Change
Dental	$683,428	$648,170	$35,258
Medical	1,181,009	1,113,918	67,091
Corporate	1,417,885	2,249,584	(831,699)
Total selling, general and administrative expenses	$3,282,322	$4,011,672	$(729,350)

Consolidated selling, general and administrative expenses for the three months ended June 30, 2022 and 2021, were approximately $3.3 million, and $4.0 million respectively. The decrease of approximately $729,000 is categorized in several areas. Employee salaries, and benefits expenses decreased approximately $874,000 during the three months ended June 30, 2022, compared to the same period in 2021. The Company reduced director fees, accrued bonus, employee recruiting fees, and medical insurance for the three months ended June 30, 2022. During the three months ended June 30, 2022, employee travel increased approximately $131,000, warehousing, quality control, increase approximately $127,000 and marketing increased approximately $136,000 due to the Company's continue efforts to commercialize the epidural and grow the dental market. The Company's professional fees, and other selling, general and administrative expenses decreased approximately $255,000 for three months ended June 30,2022.

Research and Development for 2022 and 2021 were as follows:

	2022	2021	Change
Dental	$236,260	$184,376	$51,884
Medical	30,300	31,044	(744)
Corporate	-	-	-
Total research and development	$266,560	$215,420	$51,140

Consolidated research and development expenses for the three months ended, June 30, 2022 and 2021, were approximately $267,000 and $215,000, respectively. The increase of approximately $51,000 is related to the Company exploring possible enhancements to the STA Single Tooth Anesthesia System product line.

Profit (Loss) from Operations for 2022 and 2021 were as follows:

	2022	2021	Change
Dental	$163,022	$524,798	$(361,776)
Medical	(1,615,283)	(1,135,001)	(480,282)
Corporate	(1,432,618)	(2,262,369)	829,751
Total loss from operations	$(2,884,879)	$(2,872,572)	$(12,307)

The loss from operations was approximately $2.9 million for the three months ending June 30, 2022 and 2021, respectively.

Six months ended June 30, 2022 compared six months ended June 30, 2021

Net sales for 2022 and 2021 were as follows:

	2022	2021	Change
Dental	$4,303,120	$5,258,395	$(955,275)
Medical	46,150	92,050	$(45,900)
Total sales, net	$4,349,270	$5,350,445	$(1,001,175)

Consolidated revenue for the six months ended, June 30, 2022, and 2021 were approximately $4.3 million and $5.4 million, respectively. Dental revenue decreased approximately $1.0 million for the six months ending June 30, 2022 as compared to the six month ended June 30, 2021. For the six months ended June 30,2022, dental domestic revenue decreased approximately $67,000, and dental international revenue decreased approximately $216,000 compared to June 30, 2021. For the six months ended June 30, 2022 the Company revenue to China decreased approximately $672,000 compared to June 30, 2021. Medical revenue decreased approximately $46,000 for the six months ending June 30,2022 as compared to the six months ended June 30,2021.

Gross Profit for 2022 and 2021 were as follows:

	2022	2021	Change
Dental	$2,761,265	$3,117,908	$(356,643)
Medical	(398,191)	53,740	$(451,931)
Total gross profit	$2,363,074	$3,171,648	$(808,574)

Consolidated gross profit for each of the six months ended June 30, 2022 and 2021 decreased approximately $809,000 or 25%. The decreased is related to the Company recorded an allowance of approximately $430,000 on slow moving Medical finished goods, and reduction in dental revenue during the six months ended June 30, 2022.

Selling, general and administrative expenses 2022 and 2021 were as follows:

	2022	2021	Change
Dental	$1,549,441	$1,280,110	$269,331
Medical	2,412,895	2,031,956	380,939
Corporate	2,435,612	3,448,903	(1,013,291)
Total selling, general and administrative expenses	$6,397,948	$6,760,969	$(363,021)

Consolidated selling, general and administrative expenses for the six months ended June 30, 2022 and 2021, were approximately $6.4 million, and $6.8 million respectively. The decrease of approximately $363,000 is categorized in several areas. Employee salaries, and benefits expenses decreased approximately $543,000 during the six months ended June 30, 2022, compared to the same period in 2021. The Company reduced director fees, accrued bonus, employee recruiting fees, and medical insurance for the six months ended June 30, 2022. During the six months ended June 30, 2022, employee travel increased approximately $208,000, warehousing, quality control, increase approximately $111,000 and marketing increased approximately $99,000 due to the Company continue efforts to commercialize the epidural and grow the dental market. The Company's professional fees, and other selling, general and administrative expenses decreased approximately $232,000 for six months ended June 30,2022.

Research and Development for 2022 and 2021 were as follows:

	2022	2021	Change
Dental	$692,776	$184,376	$508,400
Medical	38,251	47,488	(9,237)
Corporate	-	-	-
Total research and development	$731,027	$231,864	$499,163

Consolidated research and development expenses for the six months ended, June 30, 2022  and 2021, were approximately $731,000 and $231,000, respectively. The increase of approximately $499,000 is related to the Company exploring possible enhancements to the STA Single Tooth Anesthesia System product line.

Profit (Loss) from Operations for 2022 and 2021 were as follows:

	2022	2021	Change
Dental	$517,262	$1,650,831	$(1,133,569)
Medical	(2,851,374)	(2,030,720)	(820,654)
Corporate	(2,465,249)	(3,477,056)	1,011,806
Total loss from operations	$(4,799,361)	$(3,856,945)	$(942,416)

The loss from operations was approximately $4.8 million and $3.9 million for the six months ending June 30, 2022 and 2021, respectively. The increase is related to a decrease in revenue and gross profit; the Company incurred additional freight cost due to importing delays from China,  the Company recorded an allowance on slow moving Medical finished goods, and an increase in selling, general and administrative expenses as discussed above.

Liquidity and Capital Resources

On June 30, 2022 , Milestone Scientific had cash and cash equivalents of approximately $11.0 million and working capital of approximately $12.3 million versus working capital of $15.8 million on December 31, 2021. For the six months ended June 30, 2022 and 2021, we had cash flows used in operating activities of approximately $3.8 million and $2.1 million, respectively. The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. As of June 30, 2022 the Company had an accumulated deficit of $112.5 million and has incurred a net loss of approximately $2.9 million $4.8 million for the three and six months ended June 30, 2022 respectively. Management believes that Milestone Scientific will have sufficient cash reserves to meet its anticipated obligations at least the next twelve months from the filing date of this quarterly report. During the first six months ended June 30, 2022, the cash burn from operations has increased. In order to secure the Company’s cash and cash equivalent, aiming at sufficient funds for the next 12 months, management implemented a cost restructuring program to reduce the cash burn. This resulted in a reduction of the direct medical sales organization by half, whereas additional cost savings have been identified in other functional areas. The Company expects the cost savings will sort its effect during the third and fourth quarter of this year. Management believes that these measures are sufficient to take the company forward in the next 18 months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Milestone Scientific is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Milestone Scientific’s Chief Executive Officer has evaluated the effectiveness of the design and operation of Milestone Scientific’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, Milestone Scientific’s Chief Executive Officer has concluded that the disclosure controls and procedures as of June 30, 2022 are effective to ensure that information required to be disclosed in the reports Milestone Scientific files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Milestone Scientific's management, including the Chief Executive Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, the Company has remediated the previously identified material weakness in its internal control over financial reporting, as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, in connection with the safeguard of an indirect investment in a downstream entity of one of its direct equity method investments, by re-implementing an entity level risk assessment control and policy, which is designed to limit the Company’s risk by conducting an at least quarterly Risk Assessment process to determine if there are any indicators of risk within the Company’s controls or within the controls of its equity method investees, and issuing a risk assessment report to the Audit Committee or the Board of Directors, as needed, in accordance with the Company’s entity-level risk assessment policies.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Milestone Scientific is not involved in any material litigation.

Item 1A. Risk Factors

The COVID-19 pandemic has and may continue to adversely affect the Company’s business. Additional factors could exacerbate such negative consequences and/or cause other materially adverse effects.

The COVID-19 pandemic did materially adversely affect the Company’s financial results and business operations in the Company’s six months ended June 30, 2022 , while economic and health conditions in the United States and across most of the globe have continued to change rapidly due to the Omicron variant since the end of 2021. In the short-term, demand for the Company’s dental products is showing an increase in sell through activity to dental offices. However the change in demand may or may not continue and/or demand may or may not increase from historical levels depending on the duration and severity of the COVID-19 pandemic, the effectiveness of the ongoing vaccination process, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business and manufacturing disruption, inventory shortages, delivery delays, and reduced sales and operations, any of which could materially affect our business, financial condition, and results of operations.

The ability of the Company’s employees to work may be significantly impacted by the Coronavirus.

The Company’s employees are being affected by the COVID-19 pandemic. From time to time, we have had employees working in the office, depending on the local positivity rate of COVID-19. As a result of the Omicron variant, beginning in December 2021, most of our office and management personnel were working remotely. As of March 15, 2022, the employees returned in full to the office. The health of the Company’s workforce is of primary concern and the Company may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. Further, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across the entire Company, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, the Company’s ability to manage its business may be impaired, and operational risks, cybersecurity risks and other risks facing the Company even prior to the pandemic may be elevated

The COVID-19 pandemic is affecting the Company’s customers, suppliers, vendors, and other business partners, but the Company is not able to assess the full extent of the current impact nor predict the ultimate consequences that will result therefrom.

The full effects of the COVID-19 pandemic are highly uncertain and cannot be predicted.

The COVID-19 pandemic affected the Company’s operations during the six months ended June 30, 2022  and may continue to do so for an indeterminable period thereafter. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, manufacturing, distribution, marketing, sales operations, customer, and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three and six month period ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the continued impact of the COVID-19 pandemic on the Company’s sales channels, supply chain, manufacturing, and distribution nor to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

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

Item 2. Unregistered Sales of Equity Securities and use of proceeds

Not applicable.

Item 3. Default upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

The Company has entered into an Employment Agreement (the “Agreement”) with Arjan Haverhals, its President and Chief Executive Officer, effective as of January 1, 2022 and ending on December 31, 2024, unless extended by the parties or terminated earlier pursuant to the terms thereof.  Under the terms of the Agreement, Mr. Haverhals is entitled to receive a base salary of $350,000 per year. Mr. Haverhals is also entitled to receive an annual incentive bonus of up to $400,000 per year, comprised of (i) three separate performance-based bonuses, each up to $100,000 per year, based upon the Company’s achievement of three performance or financial goals, as established by the Company’s Compensation Committee, and (ii) a discretionary bonus up to $100,000, as determined by the Compensation Committee in its sole discretion. In addition, Mr. Haverhals is entitled to a car allowance in the amount of $1,200 per month (the “Car Payments”).

Any bonus compensation will be paid 33% in cash and 67% in shares of the Company’s Common Stock. With respect to any bonus compensation that is payable in shares of Common Stock (“Bonus Shares”), Mr. Haverhals shall also be entitled to receive stock options to acquire twice the number of Bonus Shares earned pursuant to a non-qualified stock option grant agreement under the Company’s Amended and Restated 2020 Equity Compensation Plan (the “Plan”), which shall provide for a five-year term and shall vest in three equal annual installments on each of the first, second and third anniversary of the grant date, subject to continued employment on such vesting date (“Bonus Options”). The exercise price of the Bonus Options shall be the fair market value of a share of Common Stock on the date of grant, subject to adjustment as provided for in the Plan.

Upon termination of Mr. Haverhals’ employment due to a Termination Other Than for Cause (as that term is defined in the Agreement) or if Mr. Haverhals terminates his employment for Good Reason (as that term is defined in the Agreement), Mr. Haverhals will be entitled to continued payment, for six months, of his base salary plus the Car Payments, and continued provision of the his health benefits. In addition, all of Mr. Haverhals unvested Bonus Options and the unvested portion of any Bonus Compensation shall automatically vest in full.

In connection with the Agreement, Mr. Haverhals also entered into a Covenant Agreement with the Company, where he has agreed, among other things, to abide by customary non-solicit and non-compete provisions for a period of 36 months and 12 months, respectively, following the termination of his employment with the Company.

Item 6. Exhibits and Financial Statement Schedules

Exhibit No	Description
10.1	Employment Agreement effective as f January 1, 2022 between Arjan Haverhals and Milestone Scientific Inc.
31.1	Rule 13a-14(a) Certification-Chief Executive Officer*
32.1	Section 1350 Certifications-Chief Executive Officer**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith and not filed, in accordance with item 601(32) (ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILESTONE SCIENTIFIC INC.

/s/ Arjan Haverhals
Arjan Haverhals
Chief Executive Officer
Principal Financial Officer
Date: August 15, 2022