Form 10-Q
period 2022-09-30
MILESTONE SCIENTIFIC INC.
filed 2022-11-14
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 11, 2022, the registrant has a total of 69,795,330 shares of Common Stock, $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

MILESTONE SCIENTIFIC INC.

Form 10-Q

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends that may affect Milestone Scientific’s future plans of operations, business strategy, results of operations and financial condition. Milestone Scientific wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Milestone Scientific’s plans and objectives are based, in part, on assumptions involving the continued expansion of its business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Milestone Scientific. Although Milestone Scientific believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, our history of operating losses that are expected to continue during the recovery from the ongoing COVID-19 pandemic, the early stage operations of and relative lack of acceptance of our medical products, relying exclusively on two third parties to manufacture our products, changes in our distribution arrangements exposes us to risks of interruption of marketing efforts, changes in our informal manufacturing arrangements made by the manufacturers of our products and disruptions at the manufacturing facilities of our manufacturers exposes us to risks that may harm our business, restrict our operations or require us to relinquish proprietary rights, if physicians do not accept or use our CompuFlo® Epidural Computer Controlled Anesthesia System our ability to generate revenue from sales will be materially impaired, exposure to the risks inherent in international sales and operations, including China, and developments by competitors may render our products or technologies obsolete or non-competitive, the inclusion of such information should not be regarded as a representation by Milestone Scientific or any other person that the objectives and plans of Milestone Scientific will be achieved. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and the actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in Milestone Scientific’s reports, including without limitation, Milestone Scientific's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”). Milestone Scientific disclaims any intent or obligation to update such forward-looking statements.

Milestone Scientific is the owner of the following registered U.S. trademarks: CompuDent®; CompuMed®; CompuFlo®; DPS Dynamic Pressure Sensing technology®; Milestone Scientific®; CathCheck®; the Milestone logo ®; SafetyWand®; STA Single Tooth Anesthesia Device®; and The Wand ®.

Part I- Financial Information

Item 1. Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$9,811,673	$14,764,346
Accounts receivable, net	1,091,729	943,272
Accounts receivable, related party net	-	-
Prepaid expenses and other current assets	478,218	375,360
Inventories	1,551,842	1,541,513
Advances on contracts	1,581,483	1,309,260
Total current assets	14,514,945	18,933,751
Furniture, fixtures and equipment, net	17,401	23,713
Intangibles, net	237,636	277,619
Right of use assets	484,327	550,511
Other assets	24,150	24,150
Total assets	$15,278,459	$19,809,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,282,721	$780,428
Accounts payable, related party	910,999	395,857
Accrued expenses and other payables	1,050,173	1,417,248
Accrued expenses, related party	333,483	414,241
Current portion of finance lease liabilities	9,153	8,545
Current portion of operating lease liabilities	88,933	81,001
Total current liabilities	3,675,462	3,097,320
Non-current portion of finance lease liabilities	13,120	20,062
Non-current portion of operating lease liabilities	408,998	476,980
Total liabilities	$4,097,580	$3,594,362

Commitments

Stockholders’ equity
Common stock, par value $.001; authorized 100,000,000 shares; 68,907,394 and 68,153,336 shares issued on September 30, 2022, and December 31, 2021, and 68,874,061 and 68,120,003, shares outstanding as September 30, 2022, and December 31, 2021.	$68,907	$68,153
Additional paid in capital	126,666,340	124,915,560
Accumulated deficit	(114,436,281)	(107,704,274)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific, Inc. stockholders' equity	11,387,450	16,367,923
Noncontrolling interest	(206,571)	(152,541)
Total stockholders’ equity	11,180,879	16,215,382

Total liabilities and stockholders’ equity	$15,278,459	$19,809,744

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Product sales, net	$2,215,699	$2,108,233	$6,564,969	$7,458,678
Cost of products sold	762,964	747,997	2,749,160	2,926,794
Gross profit	1,452,735	1,360,236	3,815,809	4,531,884

Selling, general and administrative expenses	3,283,378	2,968,625	9,681,326	9,729,594
Research and development expenses	166,191	356,179	897,218	588,043
Depreciation and amortization expense	16,661	16,353	50,121	52,113
Total operating expenses	3,466,230	3,341,157	10,628,665	10,369,750

Loss from operations	(2,013,495)	(1,980,921)	(6,812,856)	(5,837,866)
Interest income (expense)	28,012	(4,608)	26,819	(11,604)
Gain on debt extinguishment-PPP	-	-	-	276,180
Loss before provision for income taxes and equity investments	(1,985,483)	(1,985,529)	(6,786,037)	(5,573,290)
Provision for income taxes	-	-	-	(333)
Loss before equity investment	(1,985,483)	(1,985,529)	(6,786,037)	(5,573,623)
Deferred profit and divesture-equity investment (See Note 6)	-	(69,905)	-	(164,461)
Net loss	(1,985,483)	(2,055,434)	(6,786,037)	(5,738,084)
Net loss attributable to noncontrolling interests	(13,680)	(12,227)	(54,030)	(41,540)
Net loss attributable to Milestone Scientific Inc.	$(1,971,803)	$(2,043,207)	$(6,732,007)	$(5,696,544)

Net loss per share applicable to common stockholders—
Basic	(0.03)	(0.03)	(0.10)	(0.08)
Diluted	(0.03)	(0.03)	(0.10)	(0.08)

Weighted average shares outstanding and to be issued—
Basic	70,975,420	69,573,795	70,480,706	68,609,143
Diluted	70,975,420	69,573,795	70,480,706	68,609,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Common Stock Share	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total
Balance January 1, 2022	68,153,336	$68,153	$124,915,560	$(107,704,274)	$(152,541)	$(911,516)	$16,215,382
Stock based compensation	-	-	305,370	-	-	-	305,370
Common stock to be issued to employees for bonuses	-	-	164,385	-	-	-	164,385
Net loss	-	-	-	(1,901,723)	(17,502)	-	(1,919,225)
Balance March 31, 2022	68,153,336	$68,153	$125,385,315	$(109,605,997)	$(170,043)	$(911,516)	$14,765,912
Stock based compensation	-	-	392,266	-	-	-	392,266
Common stock issued to employee for compensation	27,051	27	39,973				40,000
Common stock to be issued for payment of consulting services	246,028	246	345,689				345,935
Common stock issued to board of directors for services	12,879	13	12,864				12,877
Common stock issued to the board of directors for vested awards	224,850	225	(225)				-
Common stock to be issued to employees for bonuses	147,338	147	(147)	-	-	-	-
Net loss	-	-	-	(2,858,481)	(22,848)	-	(2,881,329)
Balance June 30, 2022	68,811,482	$68,811	$126,175,735	$(112,464,478)	$(192,891)	$(911,516)	$12,675,661
Stock based compensation			400,202				400,202
Common stock to be issued for payment of consulting services	95,912	96	90,403				90,499
Net loss				(1,971,803)	(13,680)		(1,985,483)
Balance September 30, 2022	68,907,394	$68,907	$126,666,340	$(114,436,281)	$(206,571)	$(911,516)	$11,180,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Common Stock Share	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total
Balance January 1, 2021	64,171,435	$64,171	$117,934,696	$(100,885,957)	$(94,426)	$(911,516)	$16,106,968
Stock based compensation			113,507	-	-	-	113,507
Common stock issued to employee for compensation expensed in prior periods	7,075	7	-	-	-	-	7
Common stock to be issued for payment of consulting services expensed in prior periods	40,010	40	-	-	-	-	40
Common stock issued to board of directors for services expensed in prior periods	18,879	18	-	-	-	-	18
Common stock issued to employee for stock options exercised	435,558	436	689,754	-	-	-	690,190
Common stock to be issued to employees for bonuses	-	-	100,000	-	-	-	100,000
Common stock issued for warrants exercised	1,918,925	1,919	3,010,297	-	-	-	3,012,216
Net loss				(972,869)	(12,988)	-	(985,857)
Balance March 31, 2021	66,591,882	$66,591	$121,848,254	$(101,858,826)	$(107,414)	$(911,516)	$19,037,089
Stock based compensation	-	-	193,824	-	-	-	193,824
Common stock issued to employee for compensation	4,202	4	14,996	-	-	-	15,000
Common stock to be issued for payment of consulting services	96,018	94	262,589	-	-	-	262,683
Common stock issued to board of directors for services	277,767	280	617,887	-	-	-	618,167
Common stock issued for warrants exercised	86,000	86	138,114	-	-	-	138,200
Net loss				(2,680,468)	(16,325)	-	(2,696,793)
Balance June 30, 2021	67,055,869	$67,055	$123,075,664	$(104,539,294)	$(123,739)	$(911,516)	$17,568,170
Stock based compensation	-	-	191,946	-	-	-	191,946
Common stock issued to employee for compensation	6,122	6	14,994	-	-	-	15,000
Common stock to be issued for payment of consulting services	96,694	97	227,748	-	-	-	227,845
Common stock issued to employee for stock option exercise	49,689	50	80,462	-	-	-	80,512
Common stock issued to employee for bonus expense in prior periods	402,490	402	(402)	-	-	-	-
Net loss				(2,043,207)	(12,227)	-	(2,055,434)
Balance September 30, 2021	67,610,864	$67,610	$123,590,412	$(106,582,501)	$(135,966)	$(911,516)	$16,028,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

(UNAUDITED)

	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net loss	$(6,786,037)	$(5,738,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	10,139	23,076
Amortization of intangibles	39,982	34,060
Stock based compensation	1,097,838	499,276
Inventory Reserve	430,245	-
Employees paid in stock	217,262	748,658
Expense paid in stock	436,434	490,614
Bad debt expense	100,000	-
Amortization of right-of-use asset	59,698	59,984
Deferred profit and divesture-equity investment (See Note 6)	-	164,461
Gain on debt extinguishment-PPP	-	(276,180)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(248,457)	112,549
(Increase) decrease in inventories	(440,574)	743,647
(Increase) in advances on contracts	(272,223)	(1,095,328)
(Increase) in prepaid expenses and other current assets	(102,858)	(98,501)
Increase in accounts payable	502,292	260,905
Increase in accounts payable, related party	515,142	35,113
(Decrease) increase in accrued expenses	(367,074)	510,790
Decrease in accrued expenses, related party	(80,758)	(51,253)
Decrease operating lease liability	(53,411)	(52,812)
Net cash used in operating activities	$(4,942,360)	$(3,629,025)

Cash flows from investing activities:
Purchase of furniture, fixtures, and equipment	(3,827)	(19,486)
Net cash used in investing activities	$(3,827)	$(19,486)

Cash flows from financing activities:
Payments finance lease obligations	(6,486)	(5,779)
Proceeds from exercise of warrants	-	3,150,416
Common stock issued to employee for option exercised	-	770,702
Net cash (used in) provided by financing activities	$(6,486)	$3,915,339

Net (decrease) increase in cash and cash equivalents	(4,952,673)	266,828
Cash and cash equivalents at beginning of period	14,764,346	14,223,917
Cash and cash equivalents at end of period	$9,811,673	$14,490,745

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

In May 2022, the Company initiated a Corrective Action Preventative Action (CAPA) investigation of the Epidural Disposable Kit, Part # 6100-01, lot HC 51, the scope of the voluntary market withdrawal needed to be expanded to include Part # 6100-03, lot HC 50. A new non-conformance was initiated, and Lot HC 50 was added to the scope of the CAPA initiated above. The investigation via the CAPA identified that there is an issue with the id adaptors used in both lot’s HC 51 and HC 50. However, the health hazard evaluation shows that there is no risk to the patient or the user, thus management has determined there are no potential impacts to patients or users. Lot’s HC 51 and HC 50 are worth approximately $22,000 and $10,000 respectively. Management has determined that no other lots were affected.

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

NOTE 2 - LIQUIDITY AND UNCERTAINTIES

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. As of September 30, 2022, the Company had an accumulated deficit of $114.4 million and has incurred a net loss of approximately $2 million and $6.8 million for the three and nine months ended September 30, 2022, respectively. Management believes that the Company will have sufficient cash reserves to meet its anticipated obligations for at least the next twelve months from the filing date of this report. Milestone Scientific is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue from its dental business worldwide, the generation of revenue from its medical devices and disposables business in the United States and worldwide, and a reduction in operating expenses. However, the Company’s continued operations will depend on its ability to raise additional capital through various potential sources until it achieves profitability, if ever. Management is actively pursuing financing or other strategic plans but can provide no assurances that such financing or other strategic plans will be available on acceptable terms, or at all.

To improve the Company’s cash position, management implemented a cost restructuring program to reduce the cash burn rate. This program included a reduction of the direct medical sales organization, and additional cost savings have been identified in other functional areas. The results of this program generated a cash burn rate for the three months ended September 30, 2022 of approximately $1.1million which is lower than the comparative previous quarter.

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

The coronavirus (COVID-19) adversely impacted the Company's operations, our distributors and suppliers in recent years. In spite of the reopening of dental offices, hospitals, and pain clinics throughout the country and the rest of the world, revenues for the three and nine months ended September 30, 2022, and 2021 were adversely affected in particular for the medical business. However, any business interruptions, resulting from COVID-19, or new variant, could significantly disrupt our operations further and could have a material adverse impact on our business in the future.

In addition, it is uncertain as to what effect the continuing spread of COVID-19 will have on the commercialization efforts of our CompuFlo Epidural and CathCheck systems. Such future developments could have a material adverse effect on the Company financial results and its ability to conduct business as expected.

Sanctions imposed by the United States and other western democracies, against Russia because of Ukraine conflict, and any expansion of the conflict, is likely to have unpredictable and wide-ranging effects on the domestic and global economy and financial markets, which could have an adverse effect on our business and results of operations. The conflict has already caused market volatility, a sharp increase in certain commodity prices, such as wheat and oil, and an increasing number and frequency of cybersecurity threats. So far, we have experienced a decrease in international sales to Ukraine and halted all sales to Russia, as a direct impact from the conflict. We will continue to monitor the situation carefully and, if necessary, take action to protect our business, operations and financial condition.

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

2. Basis of Presentation

The unaudited condensed consolidated financial statements of Milestone Scientific have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present such interim results. Interim results are not necessarily indicative of the results of operations which may be expected for a full year or any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021, included in Milestone Scientific's Annual Report on Form 10-K

3.  Use of Estimates

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

4.  Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To perform revenue recognition, the Company performs the following five steps:

i.	identification of the promised goods or services in the contract.
ii.	determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract.
iii.	measurement of the transaction price, including the constraint on variable consideration.
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

Disaggregation of Revenue

The Company operates in two operating segments: dental and medical. Therefore, results of the Company operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. See Note 10 for revenues by geographical market, based on the customer’s location, and product category for the three and nine months ended September 30, 2022, and 2021.

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

Milestone Scientific has determined that due to the loss of equity investment in Anhui, the Company no longer has significant influence of Anhui and therefore Anhui is not a variable interest entity. Milestone Scientific has a variable interest in Milestone China, it considered the guidance in ASC 810, “Consolidation” as it relates to determining whether Milestone China is a VIE and, if so, identifying the primary beneficiary. Milestone Scientific would be considered the primary beneficiary of the VIE if it has both of the following characteristics:

●	Power Criterion: The power to direct the activities that most significantly impact the entity’s economic performance; and
●	Losses/Benefits Criterion: The obligation to absorb losses that could potentially be significant or the right to receive benefits that could potentially be significant to the VIE

Milestone Scientific does not have the ability to control the activities that most significantly impact Milestone China's economics and, therefore, the power criterion has not been met. Management placed the most weight on the relationship and significance of activities of Milestone China to the CEO of Milestone China who has the power to direct the activities that most significantly impact the economic performance of Milestone China. Management has concluded that Milestone Scientific is not the primary beneficiary under ASC 810. Accordingly, Milestone China has not been consolidated into the financial statements of Milestone Scientific and is accounted for under the equity method. See Note 6.

6.  Cash and Cash Equivalents

Milestone Scientific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2022 and December 31, 2021, Milestone Scientific had approximately $9.7 million and $13.9 million, respectively, of investments with short term maturities classified as cash equivalents.  At times, such cash, may be more than the Federal Deposit Insurance Corporation insurance limit.

7.  Accounts Receivable

Milestone Scientific sells a significant amount of its products on credit terms to its major distributors. Milestone Scientific estimates losses from the ability or inability of its customers to make payments on amounts billed. Most credit sales are due within 90 days from invoicing. There have not been any significant credit losses incurred to date. As of September 30, 2022 and December 31, 2021, accounts receivable and accounts receivable, related party was recorded, net of allowance for doubtful accounts of $110,000 and $10,000, respectively.

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

On September 30, 2022 and December 31, 2021, we had no uncertain tax positions that required recognition in the unaudited condensed consolidated financial statements. Milestone Scientific's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the unaudited condensed Consolidated Statements of Operations. No interest and penalties are present for periods open. Tax returns for the 2018, 2019 and 2020 years are subject to audit by federal and state jurisdictions. The 2021 tax returns were filed subsequent to September 30, 2022.

13.  Basic and Diluted Net Loss Per Common Share

Milestone Scientific presents “basic” earnings (loss) per common share applicable to common stockholders and, if applicable, “diluted” earnings (loss) per common share applicable to common stockholders pursuant to the provisions of ASC 260, “Earnings per Share”. Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued common shares of 70,975,420 and 69,573,795 for the three months ended September 30, 2022 and 2021 respectively. Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued common shares of 70,480,706 and 68,609,143 for the nine months ended September 30, 2022 and 2021 respectively. The calculation of diluted earnings per common share is like that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants were issued during the period. The Company also includes shares to be issued to employees in the calculation of basic earnings per share because the shares to be issued settle a compensation obligation in a fixed number of shares.

Since Milestone Scientific had net losses in the three and nine months ended September 30, 2022 and 2021, the assumed effects of the exercise of potentially dilutive outstanding stock options, unissued restricted stock awards (“RSA”) and warrants, were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, RSA and warrants totaled 8,135,704 and 7,674,239 for the nine months ended on September 30, 2022 and 2021, respectively.

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of an input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. As of September 30, 2022 and December 31, 2021, the Company did not have any assets or liabilities that were measured at fair value on a recurring basis.

14. Stock-Based Compensation

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

15.  Recent Accounting Pronouncements

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

In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic, 326), Derivatives and hedging (Topic 815), and Leases (Topic 842): Effective dates, which deferred the effective date of ASU 2016-13 for the Company. As a result of ASU 2019-10, ASU 2016-13 is effective for all entities with fiscal years beginning after December 15, 2022, including interim periods. The adoption of this update is not expected to have a material impact on the Company's condensed consolidated financial statements

NOTE 4 — INVENTORIES

Inventories consist of the following:

	September 30, 2022	December 31, 2021

Dental finished goods, net	$900,396	$342,465
Medical finished goods, net	488,786	1,119,709
Component parts and other materials	162,660	79,339
Total inventories	$1,551,842	$1,541,513

The Company maintains an allowance for doubtful accounts on slow moving Medical finished goods of approximately $880,000 and $450,000 as of September 30, 2022 and December 31, 2021, respectively.

NOTE 5 — ADVANCES ON CONTRACTS

The advances on contracts represent funding of future STA Single Tooth Anesthesia System inventory purchases, epidural instruments, and epidural replacements parts. The balance of the advances as of September 30, 2022 and December 31, 2021, is approximately $1.6 million and $1.3 million, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

NOTE 6 – INVESTMENT IN AND TRANSACTIONS WITH EQUITY INVESTEES

Milestone China Ltd.

Ownership

In June 2014, Milestone Scientific invested $1 million in Milestone China Ltd. (“Milestone China”) by contributing dental instruments to Milestone China for a 40% ownership interest. Milestone China owns approximately 75% of Milestone Beijing Medical Equipment Company, Ltd (“Milestone Beijing”). At the time, Milestone Beijing had primary responsibility for the sales, marketing, and distribution of the Company’s dental products in China. Milestone Scientific recorded its investment in Milestone China under the equity method of accounting.

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

Though management believes that this conveyance by Milestone China to Lidong Zhang is outside of the laws of Hong Kong and/or China, as may be applicable, at this juncture Milestone Scientific has no ownership in Anhui and Milestone China has no assets or operations. After considering taking action to assert our rights in the matter, and based on the acknowledgement that such course of action is not without its procedural and substantive challenges in Hong Kong and/or China and, importantly, in view of Michelle Zhang dba Solee Science & Technology USA (“Solee”) (see below), a company located in New Jersey, then becoming the independent distributor for Milestone China and its subsidiaries, and due to the good working relationship then developing between Milestone Scientific and Solee and to the reduction of Milestone Scientific’s credit exposure to a Chinese entity, management is not pursuing any legal action at this time to recover our equity interest. Given the significant deterioration of the economy in China, caused by in large part the actions of the Chinese central government in dealing with COVID-19, the crash of the real estate market and the moves against independent companies, the Company does not believe it is prudent at this time to continue to pursue its investigation of any options it may have regarding its Chinese distributor, and therefore, in order to preserve cash the Company is for the time being suspending its investigation.

At this time, Milestone Scientific has not received any consideration, does not know if any of such consideration promised to Milestone China for its interest in Anhui has been paid and, if paid, whether it can recover its share of such consideration. Unless circumstances change, Milestone Scientific does not expect it will receive any of the consideration received by Milestone China for its assets without pursuing legal action. As a result, Milestone Scientific has not recorded a gain or receivable related to the transfer of Anhui. As of September 30, 2022 and December 31, 2021, the investment in Milestone China was zero.

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

Beginning in mid- November 2021, Milestone Scientific entered into discussions with Michelle Zhang dba Solee Science & Technology USA (“Solee”), a company located in New Jersey, to become Milestone Scientific’s independent distributor for China, replacing its former distributor Milestone China and its subsidiaries. On November 22, 2021, Wand Dental, Inc., a United States subsidiary of Milestone Scientific, entered into a Buy and Sell Agreement with Solee, pursuant to which Milestone Scientific granted Solee the right to sell Milestone Scientific’s STA instruments, associated handpieces, and spare parts in China to Anhui. For the three months ended September 30, 2022, Milestone Scientific shipped no instruments or handpieces to Solee. For the nine months ended September 30, 2022, Milestone Scientific shipped handpieces to Solee for sale to Anhui and recognized revenue of approximately $370,000. As of September 30, 2022, approximately $100,000 was included in account receivable related party, however management has recorded a reserve against this receivable. For the three and nine months ended September 30, 2021, Milestone Scientific shipped instruments, and handpieces to Solee for the sale to Anhui and recognized revenue of $360,000 and $1.4 million, respectively. As of December 31, 2021, the Company had approximately $89,000 of deposits from Solee for future shipment of goods included in accrued expenses on the accompanying condensed consolidated balance sheet. As of September 30, 2022, the Company had no deposits from Solee for future shipment of goods included in accrued expenses on the accompanying condensed consolidated balance sheet.

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

As of September 30, 2022 and December 31, 2021, the Company had no deferred profit in the unaudited condensed consolidated balance sheets. For the three and nine months ended September 30, 2022, Milestone Scientific did not record any loss on equity investment in relation to gross profit on product sold to Milestone China, Anhui, and Solee. For the three and nine months ended September 30, 2021, Milestone Scientific recorded loss on equity investment of approximately $70,000 and $164,000, respectively, in relation to gross profit previously deferred on product sold to Milestone China, Anhui, and Solee, recorded as deferred profit and divesture-equity investment on the accompanying unaudited condensed consolidated statement of operations.

NOTE 7 — PATENTS

	September 30, 2022
	Cost	Accumulated Amortization	Net
Patents-foundation intellectual property	1,377,863	(1,140,227)	237,636
Total	1,377,863	(1,140,227)	237,636

	December 31, 2021
	Cost	Accumulated Amortization	Net
Patents-foundation intellectual property	1,377,863	(1,100,244)	277,619
Total	1,377,863	(1,100,244)	277,619

Patents are amortized utilizing the straight-line method over estimated useful lives ranging from 3 to 20 years. Amortization expense was approximately $13,000 and $40,000 for the three and nine months ended September 30, 2022, respectively. Amortization expense was approximately $11,000 and $34,000 for the three and nine months ended September 30, 2021, respectively. The annual amortization expense expected to be recorded for existing intangibles assets for the years 2022 through 2026 and thereafter, is approximately $13,000, $52,000, $34,000, $28,000, and $111,000, respectively.

NOTE 8— STOCKHOLDERS’ EQUITY

Warrants

The following table summarizes information about shares issuable under warrants outstanding as of September 30, 2022

	Warrant shares outstanding	Weighted Average exercise price	Weighted Average remaining life	Intrinsic value

Outstanding at January 1, 2022	4,268,221	2.18	1.50	1,187,546
Issued	-	-	-	-
Exercised	-	-	-	-
Outstanding and exercisable at September 30, 2022	4,268,221	2.18	0.75	91,226

Shares to Be Issued

As of September 30, 2022 and 2021, there were 1,852,789 and 1,861,639 shares, respectively, to be issued whose issuance has been deferred by certain employees of Milestone Scientific.  As of September 30, 2022 and 2021, there were 174,364 and 144,024 shares, respectively, to be issued to non-employees, that will be issued for services rendered. The number of shares was fixed at the date of grant and were fully vested upon grant date.

The following table summarizes information about shares to be issued on:

	September 30, 2022	September 30, 2021

Shares-to-be-issued, outstanding January 1, 2022, and 2021, respectively	2,066,343	2,428,329
Granted in current period	108,148	33,238
Issued in current period	(147,338)	(455,906)
Shares-to be issued outstanding September 30, 2022, and 2021, respectively	2,027,153	2,005,661

Stock Options Plans

The Milestone Scientific Inc. 2020 Equity Compensation Plan, as amended and restated (the "2020 Plan"), provides for awards of restricted common, stock restricted stock units, options to purchase and other awards, up to a maximum 4,000,000 shares of common stock, and expires in June 2031. Options may be granted to employees, directors, and consultants of Milestone Scientific for the purchase of shares of common stock at a price not less than the fair market value of common stock on the date of grant.

Milestone Scientific recognizes stock compensation expense over the requisite service period. For three and nine months ended September 30, 2022, Milestone Scientific recognized approximately $232,998 and $1.1 million of total employee stock compensation cost, respectively, recorded in general and administrative expenses on the statement of operations. For three and nine months ended September 30, 2021, Milestone Scientific recognized approximately $165,000 and $451,000 of total employee stock compensation cost, respectively, recorded in general and administrative expenses on the statement of operations.

As of September 30, 2022, there was approximately $2.7 million of total unrecognized compensation cost related to non-vested options. Milestone Scientific expects to recognize these costs over a weighted average period of 2.75 years.

A summary of option activity for employees under the plans and changes during the nine months ended September 30, 2022 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2022	2,843,693	2.39	7.69	49,246
Granted during 2022	216,296	1.52	2.23	-
Exercised during 2022	-	-	-	-
Forfeited or expired during 2022	-	-	-	-
Options outstanding September 30, 2022	3,059,989	2.29	6.63	-
Exercisable, September 30, 2022	994,914	2.18	5.28	-

A summary of option activity for non-employees under the plans and changes during the nine months ended September 30, 2022 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2022	83,330	1.85	3.33	49,748
Granted during 2022	-	-	-	-
Exercised during 2022	-	-	-	-
Options outstanding September 30, 2022	83,330	1.85	2.58	4,333
Exercisable, September 30, 2022	69,441	1.68	2.37	4,333

For the three and nine months ended  September 30, 2022, Milestone Scientific recognized approximately $5,000 and $15,000 expense related to non-employee options, respectively. For the three and nine months ended  September 30, 2021, Milestone Scientific recognized approximately $5,000 and $20,000 expense related to non-employee options, respectively.

The information below summarizes the restricted stock award activity for the nine months September 30, 2022.

	Number of Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested as January 1, 2022	96,557	2.33
Granted	975,148	0.86
Vested	(224,850)
Cancelled	(122,693)
Non-vested as September 30, 2022	724,162	1.11

As of September 30, 2022, there were 49,616 restricted shares granted and deferred under the terms of an employment agreement with the Territory Manager of Milestone Scientific, Inc. Such shares will be issued to him (or her) completion of 2 years of employment. For the three and nine months ended September 30, 2022, the Company recognized negative stock compensation of approximately $10,400 and $37,500, respectively, due to termination of non-vested employees in the current period. For the three and nine months ended September 30 2021, the Company recognized stock compensation expense of approximately $16,667 and $37,500, respectively. As of September 30, 2022, the total unrecognized stock compensation expense was $46,875 related to non-vested restricted stock awards, which the Company expects to recognize over an estimated weighted average period of 1.28 years.

As of September 30, 2022, the Company entered into restricted stock agreements with members of the Board of Directors of the Company. The Company granted 899,300 restricted stock awards with a fair market value of $0.82 per share. Such restricted stock vests as follows: 25% on the grant date, and 25% quarterly, on the first day of the following months:  October 2022, January 2023, and April 2023. These awards vest immediately upon a change of control as defined in the agreements. For the three and nine months ended September 30, 2022, the Company recognized approximately $167,000, and $381,000, respectively for restricted stock expenses recorded in general and administrative expenses on the statement of operation. As of September 30, 2022, the total unrecognized stock compensation expense was $356,000 related to non-vested restricted stock awards with the members of the Board of Directors, which the Company expects to recognize over an estimated weighted average period of 0.5 years.

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

The following tables present information about our reportable and operating segments:

	Three months ended September 30,		Nine months ended September 30,
Sales
Net Sales:	2022	2021	2022	2021
Dental	$2,206,499	$2,076,233	$6,509,619	$7,334,628
Medical	9,200	32,000	55,350	124,050
Total net sales	$2,215,699	$2,108,233	$6,564,969	$7,458,678

Operating Income (Loss):	2022	2021	2022	2021
Dental	$308,913	$193,252	$826,175	$1,844,083
Medical	(937,468)	(937,876)	(3,788,842)	(2,968,596)
Corporate	(1,384,940)	(1,236,297)	(3,850,189)	(4,713,353)
Total operating loss	$(2,013,495)	$(1,980,921)	$(6,812,856)	$(5,837,866)

Depreciation and Amortization:	2022	2021	2022	2021
Dental	$951	$892	$2,737	$3,458
Medical	1,019	1,241	3,056	6,257
Corporate	14,691	14,220	44,328	42,398
Total depreciation and amortization	$16,661	$16,353	$50,121	$52,113

Income (loss) before taxes and equity in earnings of affiliates:	2022	2021	2022	2021
Dental	$307,699	$191,864	$822,270	$1,915,148
Medical	(938,963)	(939,202)	(3,793,236)	(2,972,462)
Corporate	(1,354,219)	(1,238,191)	(3,815,071)	(4,515,976)
Total loss before taxes and equity in earnings of affiliate	$(1,985,483)	$(1,985,529)	$(6,786,037)	$(5,573,290)

Total Assets	September 30, 2022	December 31, 2021
Dental	$4,083,657	$6,163,169
Medical	863,470	1,373,511
Corporate	10,331,332	12,273,064
Total assets	$15,278,459	$19,809,744

The following table presents information about our operations by geographic area for the three and nine months ended September 30, 2022 and 2021.  Net sales by geographic area are based on the respective locations of our subsidiaries:

	Three months ended September 30, 2022			Three months ended September 30, 2021
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$164,341	$7,500	$171,841	$36,480	$-	$36,480
Handpieces	678,473	1,700	680,173	721,149	11,500	732,649
Accessories	24,304	-	24,304	21,253	-	21,253
Grand Total	$867,118	$9,200	$876,318	$778,882	$11,500	$790,382

International: Rest of World
Instruments	$436,069	$-	$436,069	$253,063	$4,500	$257,563
Handpieces	881,616	-	881,616	674,133	16,000	690,133
Accessories	21,696	-	21,696	9,300		9,300
Grand Total	$1,339,381	$-	$1,339,381	$936,496	$20,500	$956,996

International: China
Instruments	$-	$-	$-	$-	$-	$-
Handpieces	-	-	-	360,855	-	360,855
Accessories	-	-	-		-	-
Grand Total	$-	$-	$-	$360,855	$-	$360,855

Total Product Sales	$2,206,499	$9,200	$2,215,699	$2,076,233	$32,000	$2,108,233

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$442,336	$7,500	$449,836	$391,250	$-	$391,250
Handpieces	2,275,865	25,750	2,301,615	2,319,049	19,650	2,338,699
Accessories	73,210	2,100	75,310	58,134	-	58,134
Grand Total	$2,791,411	$35,350	$2,826,761	$2,768,433	$19,650	$2,788,083

International: Rest of World
Instruments	$1,050,443	$-	$1,050,443	$792,903	$62,500	$855,403
Handpieces	2,265,367	20,000	2,285,367	2,337,692	41,900	2,379,592
Accessories	42,434	-	42,434	42,409	-	42,409
Grand Total	$3,358,244	$20,000	$3,378,244	$3,173,004	$104,400	$3,277,404

International: China
Instruments	$-	$-	$-	$228,000	$-	$228,000
Handpieces	359,964	-	359,964	1,165,191	-	1,165,191
Accessories	-	-	-	-	-	-
Grand Total	359,964	-	$359,964	$1,393,191	$-	$1,393,191

Total Product Sales	$6,509,619	$55,350	$6,564,969	$7,334,628	$124,050	$7,458,678

NOTE 11 -- CONCENTRATIONS

Milestone Scientific has informal arrangements with third-party U.S. manufacturers of the STA, CompuDent and CompuMed devices, pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. Consequently, advances on contracts have been classified as current on September 30, 2022 and 2021.  The termination of the manufacturing relationship with any of these manufacturers could have a material adverse effect on Milestone Scientific’s ability to produce and sell its products. Although alternate sources of supply exist, and new manufacturing relationships could be established, Milestone Scientific would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, because of termination of such a relationship, would have a material adverse effect on Milestone Scientific’s financial condition, business, and results of operations.

For the three months ended September 30, 2022, an aggregate of approximately 11% and 32% of the Company’s net product sales were from two distributors. For the nine months ended September 30, 2022, an aggregate of approximately 36% of the Company’s net product sales were from one distributor. For the three months ended September 30, 2021, an aggregate of approximately 17% and  34% of the Company’s net product sales were from two distributor. For the nine months ended September 30, 2021, an aggregate of approximately 19% and 34% of the Company’s net product sales were from two distributors.

For the nine months ended September 30, 2022, we had the four distributors that accounted for 13%, 15%, 18% and 36% of the aggregate accounts receivable.  As of December 31, 2021, we had three distributors that accounted for 13%, 28%, and 29% of the aggregate accounts receivable.

NOTE 12 -- RELATED PARTY TRANSACTIONS

United Systems

Milestone Scientific has a manufacturing agreement with United Systems (whose controlling shareholder, Tom Cheng, is a significant stockholder of Milestone Scientific), the principal manufacturer of its handpieces, pursuant to which it manufactures products under specific purchase orders, but without minimum purchase commitments. Purchases from this manufacturer were approximately $658,000 and $2.3 million, respectively for three and nine months ended September 30, 2022. Purchases from this manufacturer were approximately $417,000 and $1.3 million, respectively for three and nine months ended September 30, 2021.

As of September 30, 2022 and December 31, 2021, Milestone Scientific owed this manufacturer approximately $904,000 and $548,000, respectively, which approximately $904,000 and $395,000 is included in accounts payable, related party, respectively, and $0 and approximately $153,000 is included in accrued expense, related party, respectively, on the unaudited condensed consolidated balance sheets.

Milestone China

See Note 6 of the notes to the unaudited condensed consolidated financial statements.

Other

K. Tucker Andersen, a significant stockholder of Milestone Scientific provides financial and business strategic services to the Company. Expenses recognized were $25,000 and $75,000 for each of the three and nine months ended September 30, 2022 and 2021, respectively.

The Company engaged Mr. Trombetta as a consultant for a period of twelve months (beginning October 1, 2020, and ending September 30, 2021), to provide international business dental information and business contacts to the Company and provide consulting services for new international business and dental segments. For the three and nine months ended September 30, 2021, the Company expensed $15,000 and $45,000, respectively, for services rendered by Mr. Trombetta. Mr. Trombetta received shares of the Company’s common stock in lieu of the cash under this agreement. This agreement was terminated September 30, 2021, and therefore, no expenses were incurred for services rendered by Mr. Trombetta for the three and nine months ended September 30, 2022.

The Director of Clinical Affairs’ royalty fee was approximately $108,000 and $322,000 for three and nine months ended September 30, 2022, respectively. The Director of Clinical Affairs’ royalty fee was approximately $74,000 and $322,000 for three and nine months ended September 30, 2021, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of $39,000 and $115,000 for each of the three and nine months ended September 30, 2022, and 2021, respectively. As of September 30, 2022, and December 31, 2021, Milestone Scientific owed the Director Clinical Affairs for royalties of approximately $108,000 and $123,000, respectively, which is included in accrued expense, related party, in the condensed consolidated balance sheet.

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

The Company recorded expense of $50,000 and $150,000 which is included SG&A expenses and accrued expense, related party, respectively, related to the Managing Director, China Operations for three and nine months ended September 30, 2022, respectively. The Company recorded expense of $50,000 and $75,000 which is included SG&A expenses and accrued expense, related party, respectively, related to the Managing Director, China Operations for the three and nine months ended September 30, 2021, respectively. The Company recorded expense of $50,000 and $150,000 which includes consultant expenses and accrued expenses, related party, respectively, related to the US Asian Consulting Group, LLC for the three and nine months ended September 30, 2022. The Company recorded expense of $50,000 and $75,000 which is included consultant expenses and accrued expense, related party, respectively, related to the US Asian Consulting Group, LLC for each of the three and nine months ended September 30, 2021.  As of September 30, 2022, and December 31, 2021, the Company owed Mr. Osser approximately $166,000 and $0, respectively, which is included accrued expense, related party in the condensed consolidated balance sheet.

NOTE 13 — COMMITMENTS

(1)  Contract Manufacturing Agreement

Milestone Scientific has informal arrangements with third-party manufacturers of the STA, CompuDent® devices, pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. The Company has an open purchase commitment for the delivery of 2,410 STA CompuDent® instruments.

As of September 30, 2022, the purchase order commitment was approximately $1.9 million and advances of approximately $1.5 million are reported in advances on contracts in the condensed consolidated balance sheet. As of September 30, 2022, the Company made advanced payments of approximately $1.3 million for a purchase commitment for STA instruments, sound chips for future instruments of approximately $191,000 and advanced to customers for handpiece replacement of approximately $23,000 from market withdrawal in May 2022 are reported in advances on contracts in the condensed consolidated balance sheet. As of December 31, 2021, the purchase order commitment was approximately $2.6 million and advances of approximately $1.3 million are reported in advances on contracts in the condensed consolidated balance sheet.

As of September 30, 2022, the company also had advances on an open purchase order for long lead items for a future purchase order for the manufacturing of Epidural instrument of approximately $41,000 and advanced to customers for handpiece replacement of $34,000 from market withdrawal in  May 2022 a reported in advances on contracts in the condensed consolidated balance sheet. The advance is classified as current based on the estimated annual usage of the underlying inventory. As of December 31, 2021, the company also has advances on an open purchase order for long lead items for a future purchase order for the manufacturing of Epidural instrument of approximately $34,000 reported in advances on contracts in the condensed consolidated balance sheet. The advance is classified as current based on the estimated annual usage of the underlying inventory.

(2)  Leases

Operating Leases

In August 2019, the Company made the decision to not renew its existing office lease for its corporate headquarters located in Livingston, New Jersey and instead signed a new seven (7) year lease in a new facility located in Roseland, New Jersey (the “Roseland Facility”), which commenced of January 8, 2020. Under the Roseland Facility lease, rent payments commenced on April 1, 2020, and the monthly lease payments escalate annually on January 1 of each year, and range from $9,275 to $10,898 per month over the lease term. The Company is also required to pay a fixed electric charge equal to $2.00 per square foot which is paid in equal monthly installments over the lease term or $11,130 annually. These fixed monthly payments have been included in the measurement of the operating lease liability and related operating lease right-of-use asset as the Company has elected the practical expedient to not separate lease and non-lease components for all leases. The Company is also required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises more than new base year amounts, which are accounted for as variable lease expenses.

As of September 30, 2022, total operating lease and finance right-of-use assets were $484,327 and total operating lease and finance liabilities were $497,931, of which $88,933 and $408,998 were classified as current and non-current, respectively. As of September 30, 2022, total finance lease liabilities were $22,273 of which $9,153 and $13,120 were classified as current and non-current, respectively. As of December 31, 2021, total operating lease and finance right-of-use assets were $550,511 and total operating lease and finance liabilities were $577,981, of which $81,001 and $476,980 were classified as current and non-current, respectively. As of December 31, 2021, total finance lease liabilities were $28,607, of which $8,545 and $20,062 were classified as current and non-current, respectively.

The components of lease expense were as follows:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cash paid for operating lease liabilities	31,999	31,882	95,996	95,645
Cash paid for finance lease liabilities	2,685	2,685	8,055	8,055
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	-	-	-	663,009
Property and equipment obtained in exchange for new finance lease liabilities	-	-	-	43,242
				0.00%
Weighted Average Remaining Lease Term
Finance leases (years)			2.3	5.5
Operating leases (years)			4.5	3.3

(3) Other Commitments

On March 2, 2021, Milestone Scientific entered into a Royalty Sharing Agreement with Leonard Osser, the Company’s  then that would otherwise be payable to Mr. Hochman and his wife under the Technology Sale Agreement referred to above, the Hochman's having agreed with the Company pursuant to an addendum to such Technology Sale Agreement dated February 25, 2021 to reduce from 5% to 2.5% the payments due to them on May 9, 2027 and thereafter, with respect to dental products.

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

OVERVIEW

Milestone Scientific is a biomedical technology research and development company that patents, designs, develops and commercializes innovative diagnostic and therapeutic injection technologies and devices for medical, dental and cosmetic use. Since our inception, we have engaged in pioneering proprietary, innovative, computer-controlled injection technologies, and solutions for the medical and dental markets. We believe our technologies are proven and well established. Our common stock was initially listed on the NYSE American on June 1, 2015, and trades under the symbol “MLSS”.

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

Beginning January 1, 2016, Milestone Scientific entered into a non-exclusive distribution agreement with Henry Schein, Inc. (“Henry Schein”) for distribution of The Wand® STA® Computer Assisted Anesthesia System, including its disposable, single-use handpiece, and certain related products (the “Wand STA System”), in the United States and Canada. In June 2016, that agreement was replaced with an exclusive distribution arrangement for our Wand STA system for the United States and Canada with Henry Schein. In December 2020, Henry Schein’s exclusive distribution arrangement with respect to the Wand STA System became a non-exclusive distribution arrangement for the United States and Canada. On December 31, 2022, such non-exclusive distribution arrangement will terminate, subject to certain post-termination rights and obligations of the parties, all in accordance with such agreement.

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

The goal of changing our marketing plan from a sole exclusive distributor in the USA and Canada, to a large number of non-exclusive distributors, is to increase placement of our Wand STA System and thus the expansion of our dental disposables usage.

On the global front, we have granted exclusive marketing and distribution rights for the Wand STA System to select dental suppliers in various international regions in Asia, Africa, South America, and Europe. They include FM Produkty Dla Stomatologii in Poland and Unident AB in the countries of Denmark, Sweden, Norway, and Iceland. Additionally, the Company is in the process of evaluating current international distributors and adding new distributors globally as required based on the economics of the region.

Sanctions imposed by the United States and other western democracies, because of the Ukrainian-Russian conflict, and any expansion thereof, is likely to have unpredictable and wide-ranging effects on the domestic and global economy and financial markets, which could have an adverse effect on our business and results of operations. Already the conflict has caused market volatility, a sharp increase in certain commodity prices, such as wheat and oil, and an increasing number and frequency of cybersecurity threats. So far, we have experienced a decrease in international sales to Ukraine and halted all sales to Russia, a direct impact from the conflict. We will continue to monitor the situation carefully and, if necessary, take action to protect our business, operations, and financial condition.

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

In April 2020, Milestone Scientific, announced that it has validated and integrated the new CathCheck ® feature into the CompuFlo® Epidural System. Using CathCheck, physicians and nurses can now monitor the placement of a catheter to determine the presence or absence of a pulsatile waveform (heartbeat), providing new information that can be used to determine if the catheter is in place or has become dislodged from the epidural space. This can be performed within seconds by measuring the pulsatile waveform within the epidural space.

In March 2022, the Company was notified by a territory manager that Epidural Disposable Kit, Part # 6100-01, lot HC 51 potentially had an issue. The Company opened an investigation and decided to initiate a voluntary market withdrawal for the Epidural Disposable Kit, Part # 6100-01, lot HC 51. Management has determined that there are no potential impacts to patients or users.

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

In addition, the recent receipt of chronology-Specific CPT Code for the Company's technology by American Medical Association marks an important milestone, that could increase the potential number of anesthesia pain management clinics adopting the CompuFlo instrument. A CPT code expands the potential for reimbursement of epidural procedures in pain management utilizing the CompuFlo Epidural System., thereby helping accelerate the commercial roll-out of CompuFlo in the U.S.

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category:

	Three months ended September 30, 2022			Three months ended September 30, 2021
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$164,341	$7,500	$171,841	$36,480	-	$36,480
Handpieces	678,473	1,700	680,173	721,149	11,500	732,649
Accessories	24,304	-	24,304	21,253	-	21,253
Grand Total	$867,118	$9,200	$876,318	$778,882	$11,500	$790,382

International: Rest of World
Instruments	$436,069	$-	$436,069	$253,063	$4,500	$257,563
Handpieces	881,616	-	881,616	674,133	16,000	690,133
Accessories	21,696	-	21,696	9,300	-	9,300
Grand Total	$1,339,381	$-	$1,339,381	$936,496	$20,500	$956,996

International: China
Instruments	$-	$-	$-	-	-	$-
Handpieces	-	-	-	360,855	-	360,855
Accessories	-	-	-	-	-	-
Grand Total	$-	$-	$-	$360,855	$-	$360,855

Total Product Sales	$2,206,499	$9,200	$2,215,699	$2,076,233	$32,000	$2,108,233

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$442,336	$7,500	$449,836	$391,250	-	$391,250
Handpieces	2,275,865	25,750	2,301,615	2,319,049	19,650	2,338,699
Accessories	73,210	2,100	75,310	58,134	-	58,134
Grand Total	$2,791,411	$35,350	$2,826,761	$2,768,433	$19,650	$2,788,083

International: Rest of World
Instruments	$1,050,443	$-	$1,050,443	$792,903	$62,500	$855,403
Handpieces	2,265,367	20,000	2,285,367	2,337,692	41,900	2,379,592
Accessories	42,434	-	42,434	42,409	-	42,409
Grand Total	$3,358,244	$20,000	$3,378,244	$3,173,004	$104,400	$3,277,404

International: China
Instruments	$-	$-	$-	$228,000	-	$228,000
Handpieces	359,964	-	359,964	1,165,191	-	1,165,191
Accessories	-	-	-	-	-	-
Grand Total	359,964	-	$359,964	$1,393,191	$-	$1,393,191

Total Product Sales	$6,509,619	$55,350	$6,564,969	$7,334,628	$124,050	$7,458,678

Current Product Platform

See Note 1, “Organization and Business”.

Results of Operations

The following table sets forth the consolidated results of for the three and nine months ended September 30, 2022, and 2021, respectively. The trends suggested by this table may not be indicative of future operating results:

	Three months ended September 30, 2022	Three months ended September 30, 2021
Operating results:
Product sales, net	$2,215,699	$2,108,233
Cost of products sold	762,964	747,997
Gross profit	1,452,735	1,360,236

Operating expenses:
Selling, general and administrative expenses	3,283,378	2,968,625
Research and development expenses	166,191	356,179
Depreciation and amortization expense	16,661	16,353
Total operating expenses	3,466,230	3,341,157
Loss from operations	(2,013,495)	(1,980,921)
Other income, and interest expense net	28,012	(74,513)
Gain on debt extinguishment-PPP	-	-
Net loss	(1,985,483)	(2,055,434)
Net loss attributable to noncontrolling interests	(13,680)	(12,227)
Net loss attributable to Milestone Scientific Inc.	$(1,971,803)	$(2,043,207)

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Operating results:
Product sales, net	$6,564,969	$7,458,678
Cost of products sold	2,749,160	2,926,794
Gross profit	3,815,809	4,531,884

Operating expenses:
Selling, general and administrative expenses	9,681,326	9,729,594
Research and development expenses	897,218	588,043
Depreciation and amortization expense	50,121	52,113
Total operating expenses	10,628,665	10,369,750
Loss from operations	(6,812,856)	(5,837,866)
Other income, and interest expense net	26,819	(176,398)
Gain on debt extinguishment-PPP	-	276,180
Net loss	(6,786,037)	(5,738,084)
Net loss attributable to noncontrolling interests	(54,030)	(41,540)
Net loss attributable to Milestone Scientific Inc.	(6,732,007)	$(5,696,544)

Cash flow:	September 30, 2022	September 30, 2021
Net cash used in operating activities	$(4,942,360)	$(3,629,025)
Net cash used in investing activities	$(3,827)	$(19,486)
Net cash (used in) provided by financing activities	$(6,486)	$3,915,339

Three months ended September 30, 2022, compared to three months ended September 30, 2021

Net sales for 2022 and 2021 were as follows:

	2022	2021	Change
Dental	$2,206,499	$2,076,233	$130,266
Medical	9,200	32,000	$(22,800)
Total sales, net	$2,215,699	$2,108,233	$107,466

Consolidated revenue for the three months ended September 30, 2022 and 2021 were approximately $2.2 million and $2.1 million, respectively. Dental revenue increased approximately $130,000 for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. For the three months ended September 30, 2022, dental domestic revenue increased approximately $88,000, and dental international revenue increased approximately $403,000 compared to September 30, 2021. The increase in domestic and international is related to the Company expanding its parentship with new distributors. For the three months ended September 30, 2022, the Company recorded no revenue from China as compared to approximately $360,000 for the three months ended September 30, 2021. The reduction in shipments to Milestone China is due to Milestone China continuing cash flow issues. Medical revenue decreased approximately $23,000 for the three months ended September 30, 2022, as compared to the three months ending September 30, 2021.

Gross Profit for 2022 and 2021 were as follows:

	2022	2021	Change
Dental	$1,446,111	$1,343,027	$103,084
Medical	6,624	17,209	$(10,585)
Total gross profit	$1,452,735	$1,360,236	$92,499

Consolidated gross profit for the three months ended September 30, 2022 increased approximately $92,000 or 7%, from the three months ended September 30, 2021. The increased is related to higher cost of parts, and freight expenses on the disposables.

Selling, general and administrative expenses 2022 and 2021 were as follows:

	2022	2021	Change
Dental	$979,911	$818,577	$161,334
Medical	933,218	927,971	5,247
Corporate	1,370,249	1,222,077	148,172
Total selling, general and administrative expenses	$3,283,378	$2,968,625	$314,753

Consolidated selling, general and administrative expenses for the three months ended September 30, 2022 and 2021, were approximately $3.3 million, and $3.0 million respectively. The increase of approximately $315,000 reflects changes in several areas. During the three months ended September 30, 2022, warehousing and also expenses associated with quality assurance in connection with ISO certification and digitizing parts of our quality control process increased approximately $125,000, and professional fees increased approximately $370,000 due to certain 510(k) work for a new indication for our product, upgrades to automate our quality control procedures and additional digitizing of parts of our quality control process. Other selling, general and administrative and royalties' expenses increased approximately $122,000 for three months ended September 30, 2022. The Company included in other selling general and administrative $100,000 relating to an allowance taken against the accounts receivable related party during the three months ended September 30, 2022.Employee salaries and benefits expenses decreased approximately $191,000 during the three months ended September 30, 2022 compared to the same period in 2021. Such reduction was due, in part, to reduced directors’ fees, accrued bonus, employee recruiting fees, and medical insurance for the three months ended September 30, 2022. The Company reduced employee travel and marketing expense for three months ended September 30, 2022 by approximately $111,000.

Research and Development for 2022 and 2021 were as follows:

	2022	2021	Change
Dental	$156,336	$330,306	$(173,970)
Medical	9,855	25,873	(16,018)
Corporate	-	-	-
Total research and development	$166,191	$356,179	$(189,988)

Consolidated research and development expenses for the three months ended September 30, 2022 and 2021, were approximately $166,000 and $356,000, respectively. The decrease of approximately $190,000 is related to the Company delaying enhancements to the STA Single Tooth Anesthesia System product line.

Profit (Loss) from Operations for 2022 and 2021 were as follows:

	2022	2021	Change
Dental	$308,913	$193,252	$115,661
Medical	(937,468)	(937,876)	408
Corporate	(1,384,940)	(1,236,297)	(148,643)
Total loss from operations	$(2,013,495)	$(1,980,921)	$(32,574)

The loss from operations for each of the three months ended September 30, 2022, and 2021 was approximately $2.0 million, respectively. As noted above, higher cost for parts, and freight expense, along with additional professional fees for quality control impacted the loss for operations. The Company is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue from its dental business worldwide, the generation of revenue from its medical devices and disposables business in the United States and worldwide, and a reduction in operating expenses.

Nine months ended September 30, 2022, compared to nine months ended September 30, 2021

Net sales for 2022 and 2021 were as follows:

	2022	2021	Change
Dental	$6,509,619	$7,334,628	$(825,009)
Medical	55,350	124,050	$(68,700)
Total sales, net	$6,564,969	$7,458,678	$(893,709)

Consolidated revenue for the nine months ended, September 30, 2022, and 2021 were approximately $6.6 million and $7.5 million, respectively. Dental revenue decreased approximately $825,000 for the nine months ending September 30, 2022, as compared to the nine-month ended September 30, 2021. For the nine months ended, September 30,2022, dental domestic revenue increased approximately $23,000, and dental international revenue increased approximately $185,000 compared to September 30, 2021. For the nine months ended September 30, 2022, the Company revenue to China decreased approximately $1.0 million compared to September 30, 2021which most significantly caused our overall decrease in revenues. The reduction in shipments to Milestone China is due to Milestone China continuing cash flow issues. Medical revenue decreased approximately $69,000 for the nine months ending September 30, 2022, as compared to the nine months ended September 30, 2021.

Gross Profit for 2022 and 2021 were as follows:

	2022	2021	Change
Dental	$4,207,376	$4,460,935	$(253,559)
Medical	(391,567)	70,949	$(462,516)
Total gross profit	$3,815,809	$4,531,884	$(716,075)

Consolidated gross profit for each of the nine months ended September 30, 2022 and 2021 decreased approximately $716,000 or 16%.  The decrease is related less shipments to Milestone China, due to Milestone China continuing cash flow issues, and increased in higher cost of parts, and freight expenses on the disposables. The Company recorded an allowance of approximately $430,000 on slow moving Medical finished goods, and reduction in dental revenue during the nine months ended September 30, 2022.

Selling, general and administrative expenses 2022 and 2021 were as follows:

	2022	2021	Change
Dental	$2,529,352	$2,098,687	$430,665
Medical	3,346,113	2,959,927	386,186
Corporate	3,805,861	4,670,980	(865,119)
Total selling, general and administrative expenses	$9,681,326	$9,729,594	$(48,268)

Consolidated selling, general and administrative expenses for the nine months ended September 30, 2022, and 2021, were approximately $9.7 million, and $9.7 million respectively. The decrease of approximately $48,000 is categorized in several areas. Employee salaries, and benefits expenses decreased approximately $426,000 during the nine months ended September 30, 2022 compared to the same period in 2021. The Company reduced director fees, bonuses, employee recruiting fees, and medical insurance for the nine months ended September 30, 2022.The Company reduced marketing expense for nine months ended September 30, 2022, by approximately $11,000. The Company increased employee travel and for nine months ended September 30, 2022, by approximately $192,000. During the nine months ended September 30, 2022 warehousing, and quality control, increased associated with quality assurance in connection with ISO certification and digitizing parts of our quality control increased approximately $235,000, professional fees, increased approximately $122,000 due to the additional professional services quality control required in the compliance and regulations. Other selling, general and administrative and royalties' expenses decreased approximately $290,000 for nine months ended September 30,2022. The Company included in other selling general and administrative $100,000 relating to an allowance taken against the accounts receivable related party during the nine months ended September 30, 2022.

Research and Development for 2022 and 2021 were as follows:

	2022	2021	Change
Dental	$849,112	$514,682	$334,430
Medical	48,106	73,361	(25,255)
Corporate	-	-	-
Total research and development	$897,218	$588,043	$309,175

Consolidated research and development expenses for the nine months ended, September 30, 2022, and 2021, were approximately $897,000 and $588,000, respectively. The increase of approximately $309,000 is related to the Company exploring possible enhancements to the STA Single Tooth Anesthesia System product line.

Profit (Loss) from Operations for 2022 and 2021 were as follows:

	2022	2021	Change
Dental	$826,175	$1,844,083	$(1,017,908)
Medical	(3,788,842)	(2,968,596)	(820,246)
Corporate	(3,850,189)	(4,713,353)	863,164
Total loss from operations	$(6,812,856)	$(5,837,866)	$(974,990)

The loss from operations was approximately $6.8 million and $5.8 million for the nine months ending September 30, 2022 and 2021, respectively. As noted above, higher cost for parts, and freight expense, along with additional professional fees for quality control impacted the loss for operations. Although, the Company kept the SG&A expenses down, the Company increased research and development by exploring other possible enhancements for STA. The Company reported less shipments to Milestone China, due to Milestone China continuing cash flow issues. The Company is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue from its dental business worldwide, the generation of revenue from its medical devices and disposables business in the United States and worldwide, and a reduction in operating expenses.

Liquidity and Capital Resources

On September 30, 2022, Milestone Scientific had cash and cash equivalents of approximately $9.8 million and working capital of approximately $10.8 million versus working capital of $15.8 million on December 31, 2021. For the nine months ended September 30, 2022 and 2021, we had cash flows used in operating activities of approximately $4.9 million and $3.6 million, respectively. The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. As of September 30, the Company had an accumulated deficit of $114.4 million and has incurred a net loss of approximately $2 million and $6.7 million for the three and nine months ended September 30, 2022, respectively. Management believes that the Company will have sufficient cash reserves to meet its anticipated obligations for at least the next twelve months from the filing date of this report.

To improve the Company’s cash position, management implemented a cost restructuring program to reduce the cash burn rate. This program included a reduction of the direct medical sales organization by half, and additional cost savings have been identified in other functional areas. The results of this program generated a cash burn rate for the three months ended September 30, 2022 of approximately $1.1million which is lower than burn rate for previously quarters in 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Milestone Scientific is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Milestone Scientific’s Chief Executive Officer has evaluated the effectiveness of the design and operation of Milestone Scientific’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, Milestone Scientific’s Chief Executive Officer has concluded that the disclosure controls and procedures as of September 30, 2022 are effective to ensure that information required to be disclosed in the reports Milestone Scientific files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Milestone Scientific's management, including the Chief Executive Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in Milestone Scientific’s internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or that are reasonably likely to materially affect, Milestone Scientific’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Milestone Scientific is not involved in any material litigation.

Item 1A. Risk Factors

The COVID-19 pandemic has and may continue to adversely affect the Company’s business. Additional factors could exacerbate such negative consequences and/or cause other materially adverse effects.

The COVID-19 pandemic did materially adversely affect the Company’s financial results and business operations in the nine months ended September 30, 2022, while economic and health conditions in the United States and across most of the globe have continued to change rapidly due to the Omicron variant since the end of 2021. In the short-term, demand for the Company’s dental products is showing an increase in sell through activity to dental offices. However, the change in demand may or may not continue and/or demand may or may not increase from historical levels depending on the duration and severity of the COVID-19 pandemic, the effectiveness of the ongoing vaccination process, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business and manufacturing disruption, inventory shortages, delivery delays, and reduced sales and operations, any of which could materially affect our business, financial condition, and results of operations.

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

The COVID-19 pandemic affected the Company’s operations during the nine months ended September 30, 2022 and may continue to do so for an indeterminable period thereafter. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, manufacturing, distribution, marketing, sales operations, customer, and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three- and nine-month periods ended September 30, 2022, are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the continued impact of the COVID-19 pandemic on the Company’s sales channels, supply chain, manufacturing, and distribution nor to economic conditions generally, including the effects on consumer spending on elective medical procedures. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Changes in our distribution arrangements exposes us to risks of interruption of marketing efforts.

In January 2021, in connection with the change in our relationship with Henry Schein, with which we had an exclusive distribution arrangement with respect to our dental products in the United States and Canada, the Company began a process of signing non-exclusive dental distribution arrangements with dental distributors in specific geographical locations in the United States and Canada. The goal of changing our marketing plan from a sole exclusive distributor in the USA and Canada, to a large number of non-exclusive distributors, may not be seamless or uninterrupted

Our business and operations would suffer in the event of cybersecurity or other system failures.

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
Date: November 14, 2022