Form 10-K
period 2022-12-31
MILESTONE SCIENTIFIC INC.
filed 2023-03-30
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☑

As of June 30, 2022, the last business day of the registrants most recently completed second fiscal quarter, the aggregate market value of the common stock held by non- affiliates of the issuer was $43,102,239 This amount is based on the closing price of $0.92 per share of the registrant's common stock as of such date, as reported on the NYSE American. As of March 30, 2023, the registrant has a total of 69,998,525 shares of Common Stock, par value $0.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

MILESTONE SCIENTIFIC INC.

Form 10-K Annual Report

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, or achievements of Milestone Scientific Inc. (“Milestone Scientific”) to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Milestone Scientific’s plans and objectives are based, in part, on assumptions involving the continued expansion of its business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Milestone Scientific. Although Milestone Scientific believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of our history of operating losses that are expected to continue, requiring additional funding which we may be unable to raise capital when needed (which may force us to delay, curtail or eliminate commercialization efforts of our CompuFlo Epidural Computer Controlled Anesthesia System), the early stage operations of and relatively lack of acceptance of our medical products, relying exclusively on two third parties to manufacture our products, changes to our distribution arrangements exposes us to risks of interruption of marketing efforts and building new marketing channels, changes in our informal manufacturing arrangements made by the manufacturer of our products and disruptions at the manufacturing facility of our manufacturers, including shortages of or delays in obtaining chips and other components, exposes us to risks that may harm our business, raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights, if physicians do not accept nor use our CompuFlo Epidural Computer Controlled Anesthesia System, our ability to generate revenue from sales will be materially impaired, exposure to the risks inherent in international sales and operations, including China, and developments by competitors may render our products or technologies obsolete or non-competitive, the inclusion of such information should not be regarded as a representation by Milestone Scientific or any other person that the objectives and plans of Milestone Scientific will be achieved. Milestone Scientific undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

All references in this report to “Milestone Scientific,” “us,” “our,” “we,” the “Company” or “Milestone” refer to Milestone Scientific Inc., and its consolidated subsidiaries, Wand Dental, Inc., Milestone Medical, Inc. (all described below), unless the context otherwise indicates. Milestone Scientific is the owner of the following registered U.S. trademarks: CompuDent®; CompuMed®; CompuFlo®; DPS Dynamic Pressure Sensing technology®; Milestone Scientific ®; CathCheck®; the Milestone logo ®; SafetyWand®; STA Single Tooth Anesthesia System®; and The Wand ®.

Item 1. Business

Overview

Milestone Scientific was incorporated in the State of Delaware in August 1989. Milestone Scientific has developed a proprietary, revolutionary, computer-controlled anesthetic delivery device, our DPS Dynamic Pressure Sensing Technology® System, to meet the needs of various subcutaneous drug delivery injections and fluid aspiration – enabling healthcare practitioners to achieve multiple unique benefits that cannot currently be accomplished with the 160-year-old manual syringe. The device, using The Wand®, a single use disposable handpiece, is marketed in dentistry under the trademark CompuDent®, and STA Single Tooth Anesthesia System® and is suitable for all dental procedures that require local anesthetic. The dental devices are sold in the United States, Canada and in 38 other countries. Milestone Scientific also has 510(k) marketing clearance from the U.S. Food and Drug Administration (FDA) on the CompuFlo® Epidural Computer Controlled Anesthesia System in the lumbar spine region. In addition, certain medical devices have obtained CE mark approval and can be marketed and sold in most European countries.

Milestone Scientific is a biomedical technology research and development company that patents, designs, develops and commercializes innovative diagnostic and therapeutic injection technologies and devices for medical, and dental Since our inception, we have engaged in pioneering proprietary, innovative, computer-controlled injection technologies, and solutions for the medical and dental markets. We believe our technologies are proven and well established. Our common stock was initially listed on the NYSE American on June 1, 2015 and trades under the symbol “MLSS”. The Company is focused on building its intellectual; property portfolio across numerous indications.

The recent receipt of chronology-Specific CPT Code for the Company's technology by the American Medical Association marks an important milestone, that could increase the potential number of anesthesia pain management clinics adopting the CompuFlo instrument. A CPT code expands the potential for reimbursement of epidural procedures in pain management utilizing the CompuFlo Epidural System., which should help accelerate the commercial roll-out of CompuFlo in the U.S.

DPS Dynamic Pressure Sensing Technology; Our Proprietary Core Technology Platform

Given our experience and established brand awareness within the dental industry beginning with our first commercial product, the first computer-controlled local anesthesia delivery (C-CLAD) system marketed as the Wand® and re-branded as the CompuDent® System, now the market leader in dental injection technology, we elected to focus our product development efforts on improving the patient experience and making the device more versatile and precise for the practitioner.

Our next significant intellectual property advancement was a improvement over our CompuDent® System – the development of our proprietary CompuFlo® Computer-Controlled Drug Delivery System with DPS Dynamic Pressure Sensing Technology, an advanced and FDA-approved technology for the painless and accurate delivery of drugs, anesthetics, and other medicaments into all tissue types, as well as for the aspiration of bodily fluids or previously injected substances. Its regulation and control of the flow rate continues to provide painless delivery benefits, while its innovative dynamic pressure sensing capability provides visual and audible in-tissue pressure feedback, identifying tissue types to the healthcare provider. This pressure feedback extends the benefit of painlessness from anesthetics with known viscosities to a wide range of liquid drugs and other medicaments with varying viscosities and flow rates. Such pressure feedback, part of our DPS Dynamic Pressure Sensing Technology, also allows the healthcare provider to know when certain types of tissues have been penetrated and permits the healthcare provider to inject medicaments precisely at the desired location. Thus, real-time continuous pressure feedback can prevent the injection to tissue outside the intended target area, an important characteristic in the injection of chemotherapeutics and other toxic substances.

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

Each Wand/STA System also includes a disposable injection handpiece that is extremely comfortable, light, and easy to use, providing for precise tactile control during the injection, an electro-mechanical (computer-controlled) fluid delivery instrument and the ability to record data from the injection event. The pencil grip used with the handpieces provides the practitioner with enhanced tactile sense and accurate control and allows bi-directional rotation, eliminating needle deflection, resulting in a greater accuracy and success. The handpiece is vibration-free because it does not have a motor or electrical component in it and, since the handpiece does not look like a typical syringe, we believe it also reduces patient anxiety and offers the possibility of curing dental phobia of which an estimated 40 million Americans suffer.

As confirmed by numerous noted medical and dental experts within academia and the clinical practice arenas, CompuFlo Systems using DPS Dynamic Pressure Sensing technology have the potential to greatly increase the safety and efficacy of many drug delivery procedures that currently rely upon the over 160-year-old hypodermic syringe technology and the tactile senses and delivery expertise of the administrator.

Devices using DPS Dynamic Pressure Sensing Technology such as the CompuFlo System can be used to inject a wide variety of liquid medicaments as well as anesthetics. We believe our CompuFlo System avoids the negative side effects from the use of traditional hypodermic drug delivery injection devices, which are well documented in dental and medical literature and include risk of death, transient or permanent paralysis, pain, tissue damage and post-operative complications. Pain and tissue damage often result from uncontrolled flow rates and pressure created during the administration of drug solutions into human tissue. While several technologies can control the flow rate, we believe our patented DPS Dynamic Pressure Sensing technology and CompuFlo Systems provide the control of pressure during the injection as well accurately and precisely delivery the drug.

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

Wand/STA Dental Product

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

Medical Market Product

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

Cosmetic Botulinum Product

Milestone Advanced Cosmetic Systems, Inc. (“Advanced Cosmetic Systems”), was originally owned 50% by us and 50% by Milestone China Company Limited (“Milestone China”), a company organized under the laws of Hong Kong and initially owned 40% by Milestone Scientific. Milestone China contributed $900,000 of cash to the joint venture, and we have provided a royalty-free license to utilize our technology to the joint venture to develop a botulinum toxin injection device.

In November 2017, we announced plans for the commercial launch of our proprietary cosmetic injection device using our DPS Dynamic Pressure Sensing technology platform and our CompuFlo Cosmetic System for delivery of botulinum toxin. Our proprietary cosmetic injection device features improved needle placement with a comfortable stylus grip, precise dosing, the same technology platform that has made dental and epidural injections painless, and a new, intuitive touch-screen interface. Although the Company received positive outcomes of multi-state human factor studies with targeted customers, the Company did not have the necessary capital to move forward with the commercial launch of our cosmetic device and apply for marketing clearance in Europe (CE clearance), and United States (FDA clearance).

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

Ukraine

Sanctions imposed by the United States and other western democracies, because of the Ukrainian-Russian conflict, and any expansion thereof, is likely to have unpredictable and wide-ranging effects on the domestic and global economy and financial markets, which could have an adverse effect on our business and results of operations. As direct impact from the conflict, we have experienced a decrease in international sales to Ukraine and halted all sales to Russia. We will continue to monitor the situation carefully and, if necessary, take action to protect our business, operations, and financial condition.

COVID-19 Pandemic

The COVID-19 pandemic materially adversely affected the Company’s financial results and business operations during 2021. During the year 2022, the demand increased, and recovery of the dental business was seen, however, it is unclear what the effect other possible variants might have on the business during 2023. Therefore, such increased demand may or may not continue and/or demand may or may not increase from historical levels depending on the duration and severity of the COVID-19 pandemic, the transmissibility and severity of variants, the effectiveness of the on-going vaccination process, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business and manufacturing disruption, inventory shortages, delivery delays, and reduced sales and operations, any of which could materially affect our business, financial condition, and results of operations.

However, there can be no assurance that we will be able to successfully develop any such products, or that if developed, that we will be able to obtain FDA approval to market any such products, or even if we do obtain such FDA approval, that any such products will generate any revenue for us or be a commercial success.

The Company’s employees have been and are being affected by the COVID-19 pandemic. The health of the Company’s workforce is of primary concern and the Company may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. Further, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic. If these conditions worsen, the Company’s ability to manage its business may be impaired, and operational risks, cybersecurity risks and other risks facing the Company prior to the pandemic may be elevated. The COVID-19 pandemic is affecting the Company’s customers, suppliers, vendors, and other business partners, but the Company is not able to  predict the ultimate consequences that will result therefrom.

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

Patents and Intellectual Property

Milestone Scientific and its subsidiaries currently hold approxi mately 216 U.S. and foreign patents, and many patent applications. The Company’s patents and patent applications relate to drug delivery methodologies, drug flow rate measurement, pressure/force computer-controlled drug delivery with exit pressure, dynamic pressure sensing, automated rate control, automated charging, drug profiles, audible and visual pressure/force feedback, tissue identification, drug delivery injection unit, drug drive unit for anesthetic, handpiece, and injection device. Milestone Scientific and its subsidiaries also currently hold approximately 36 registered U.S. and foreign trademarks, including CompuDent® , CompuFlo® , DPS Dynamic Pressure Sensing technology® , Safety Wand® , STA Single Tooth Anesthesia System® , and The Wand®

Milestone Scientific relies on a combination of patent, copyright, trade secret and trademark laws and employee and third-party non-disclosure agreements to protect its intellectual property rights. Despite the precautions taken by Milestone Scientific to protect its IP rights, unauthorized parties may attempt to reverse engineer, copy, or obtain and use products and information that Milestone Scientific regards as proprietary, or may design products serving similar purposes that do not infringe on Milestone Scientific’s patents. Milestone Scientific’s failure to protect its proprietary information and the expenses of doing so could have a material adverse effect on our business, financial condition, and results of operations.

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

Manufacturing

Milestone Scientific has informal arrangements with an U.S. manufacturer of the Wand/STA System, and epidural devices. Pursuant to these informal arrangements, our third-party manufacturer manufactures the Wand/STA System under specific purchase orders without minimum purchase commitments, and at prices to be agreed upon in each such purchase order.

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

Changes to pricing of the Wand/STA System instruments by the manufacturer could have a material adverse effect on our financial condition, business, and results of operations. Termination of the manufacturing relationship with any of these third-party manufacturers could significantly and adversely affect our ability to produce and sell the products.

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

Distribution and Marketing

Dental Products

The Company has used a combination of exclusive and non-exclusive distributors to sell its dental products.  In the United States and Canada the Company’s largest distributor was Henry Schein, Inc. (“Henry Schein”).  In December 2021, Henry Schein’s exclusive distribution arrangement with respect to the Wand STA System became a non-exclusive distribution arrangement for the United States and Canada, and on December 31, 2022 such non-exclusive distribution arrangement terminated.

In anticipation of such termination, in January 2021, the Company began a process of signing non-exclusive dental distribution arrangements with dental distributors in specific geographical locations in the United States and Canada. As of December 31, 2022, there are twelve new non-exclusive dental distributors engaged in the United States and Canada. In addition, the Company developed its own United States direct distribution channel which was launched in January of 2023.

On the global front, we have granted exclusive marketing and distribution rights for the Wand STA System to select dental suppliers in various international regions in Asia, Africa, South America, and Europe. Additionally, the Company is in the process of evaluating current international distributors and adding new distributors globally as required based on the economics of the region.

Medical Product

The company, markets and sell it’s medical products in the international markets such as Italy, Switzerland, Greece, Canada and the Middle East through exclusive distributors. In the United States the Medical products are sold by a direct sales team of 3 full time employees and CTI a medical distributor covering 22 states.

Competition

As of this filing, there is no subcutaneous drug delivery platform or device on the market regulating the flow rate and pressure of an injection capable of delivering a painless injection at the desired location like Milestone Scientific’s proprietary, patented devices having our DPS Dynamic Pressure Sensing technology.

Milestone Scientific’s devices compete based on their performance characteristics and the benefits provided to the patient, practitioner, and their business operations. Clinical studies have shown that our devices reduce fear, pain and anxiety for many patients, and Milestone Scientific believes that they can reduce practitioner stress levels, as well. Other computer-controlled local anesthesia delivery (C-CLAD) options are the Quicksleeper and SleeperOne, from Dental Hi Tec, Dentapen from Septodant, the Calajet from Aseptico, and the Comfort Control Syringe by Dentsply. In the medical segment, for needle verification and placement the EpiFaith Syringe made its market entry in 2023.

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

The Calajet instrument, manufactured in Europe, has been very slow to grow market acceptance. It recently began marketing in the United States with similar slow acceptance. The instrument is a higher price than the Wand STA and does not provide dynamic pressure sensing technology. Although a competitor, we believe that without a substantial distribution network this instrument will have a difficult time to be successful in the United States.

The Dentapen from Septodent is the newest competitor in the market. This device is manufactured in Europe and began marketing in the United States in 2018. This device is priced similar to the Wand/STA device, but at this time, to our knowledge, it has been slow to attract viable distribution in the United States.

The EpiFaith Syringe claims to assist the physicians in entering the epidural space. The instrument is introduced at a lower price. Although a potential competitor, we believe that our technology is well documented and is the only pressure sensor guidance system for epidural analgesia assisting the physician over the entire trajectory of epidural needle placement and catheter verification.

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

In May 2022, the Company was notified that Wand STA handpieces, reference # STA—5050-2725, lot B210113 were packaged incorrectly. The Company initiated a Corrective Action Preventative Action (CAPA) investigation to determine the root cause and implement corrective actions. The Health Hazard Evaluation was completed and showed that there is no risk to the patient or the user due to this discrepancy, thus management has determined there are no potential impacts to patients or users. However, to provide the highest quality products to the market, Milestone Scientific decided to initiate a voluntary market withdrawal on May 13, 2022. Lot B210113 is worth approximately $25,000.

Human Capital

The Company has a total 20 full-time employees, including two executive officers. Milestone Scientific also has a consultant who serves as a Director of Clinical Affairs. None of our employees are subject to a collective bargaining agreement and we believe our employee relations are good.

Corporate Information

We were organized in August 1989 under the laws of the State of Delaware. Our principal executive office is located at 425 Eagle Rock Avenue, Roseland, New Jersey 07068. Our telephone number is (973) 535-2717.

Item 1A. Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and/or prospects.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception.  These operating losses are expected to continue, and we are unable to predict the extent of future losses, whether we will generate significant revenues or whether we will achieve or sustain profitability.

We are a small, non-diversified medical device company with a history of limited revenue and significant operating losses and our prospects must be evaluated considering the uncertainties, risks, expenses, and difficulties frequently encountered by similarly situated companies. The Company has generated net losses in all periods since the commencement of our operations. The operating losses were $8.8 million and $7.4 million, for the years ended December 31, 2022, and 2021, respectively.

We expect to make substantial expenditures and incur increasing operating costs in the future and our accumulated deficit will increase significantly as we undertake to commercialize our CompuFlo Epidural System. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets, and stockholders' equity.  Because of the risks and uncertainties associated with product acceptance, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability.  Even if we do generate profits from operations, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to generate profits from operations, and to become and remain profitable, could impair our ability to raise capital, expand our business, and maintain our commercial efforts or continue our operations. A decline in the value of our company could also cause our shareholders to lose all or part of their investment

We may require additional funding and may be unable to raise capital when needed, which may force us to delay, curtail or eliminate commercialization efforts of our CompuFlo Epidural Computer Controlled Anesthesia System.

Our operations have consumed substantial amounts of cash since inception.  During the years ended December 31, 2022 and 2021, net cash flow used in operations was approximately $6.0 million and approximately $4.0 million, respectively.  We expect to continue to spend substantial amounts on commercialization and marketing activities, including the continued commercialization and marketing of our FDA-approved CompuFlo Epidural Computer Controlled Anesthesia System.  Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve positive cash flow, we expect to seek to finance future cash needs through equity financings or corporate collaboration and licensing arrangements and may seek the sale of non-medical assets.

Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact the price of our common stock.

Almost all our 69,306,497 outstanding shares of common stock on December 31, 2022, as well as a substantial number of shares of our common stock underlying outstanding warrants, are available for sale in the public market, either freely or pursuant to Rule 144 under the Securities Act of 1933, as amended. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact the price of our common stock.

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

Recent developments in financial institutions could adversely affect our current and projected business operations, financial condition and results of operations.

Recent events involving limited liquidity, defaults, non-performance and other adverse developments that affect financial institutions have led to market-wide liquidity concerns. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. On March 12, 2023, Signature Bank and Silvergate Capital Corp. were also placed into receivership. Future increases of the borrowing rate by the Federal Reserve Board, to slow inflation or for other reasons, may expose other financial institutions to greater interest rate risk and exacerbate liquidity and other adverse developments affecting such institutions.

The Company currently keeps more than $250,000, the maximum amount insured by the Federal Deposit Insurance Corporation (“FDIC”), in its current bank depositary.  The Company may experience delayed access or a loss of its uninsured deposits or other financial assets should its existing financial institution experience financial distress.  While the U.S. Department of Treasury, FDIC and Federal Reserve Board have provided access to uninsured funds in connection with the Silicon Valley Bank crisis, there is no guarantee that these institutions will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.  The Company is currently evaluating its banking relationships with the intent of increasing the amount of deposits that are fully insured or invested in risk free instruments.

The results of events or concerns that involve non-performance by financial institutions could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations.  In addition, any further deterioration in the macroeconomic economy or financial services industry, or delayed access or loss of uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution by our customers or vendors, could lead to losses or defaults by companies with whom we do business, which in turn could have a material adverse effect on our current and/or projected business operations, results of operations and financial condition. In addition, other companies could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution.

Risks Related to Sales and Distribution of Milestone Scientific Products

Changes in our distribution arrangements exposes us to risks of interruption of marketing efforts and building new marketing channels.

Effective December 31, 2022, the Company's  termination of its U.S. distribution agreement with Henry Schein became effective. The goal of changing our marketing plan from a sole exclusive distributor in the United States and Canada, to a large number of non-exclusive distributors and an e-commerce platform, may not be seamless or uninterrupted .

Returns under our Distribution and Supply Agreement with Henry Schein, Inc. could have a material adverse effect on our business, financial condition, and results of operations.

Under our Distribution and Supply Agreement with Henry Schein, Henry Schein has a right to return our products for full credit against the purchase price paid by them in accordance with such agreement, including but not limited to, returns due to shipment error by us or factory defect. On December 31, 2022, such non-exclusive distribution arrangement terminated, subject to certain post-termination rights and obligations of the parties, all in accordance with such agreement.

Milestone Scientific’s International Operations Subject it to Certain Business Risks.

A substantial amount of Milestone Scientific’s sales come from its operations outside the United States and we intend to continue to pursue growth opportunities outside of the United States. Milestone Scientific’s international operations subject it to certain risks relating to, among other things, fluctuations in foreign currency exchange, local economic and political conditions, competition from local companies, increases in trade protectionism, United States relations with the governments of the foreign countries in which Milestone Scientific operates, foreign regulatory requirements or changes in such requirements, changes in local healthcare payment systems and healthcare delivery systems, local product preferences and requirements, longer payment terms for account receivables than we experience in the United States, difficulty in establishing and managing foreign operations, weakening or loss of the protection of intellectual property rights in some countries and import or export licensing requirements.

We are exposed to the risks inherent in international sales.

In 2022, export sales outside of the United States made up approximately 63% of our total sales, and we sell our products to customers in approximately 30 countries and U.S. territories.  We have exposure to risks of operating in many foreign countries, including:

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

Although the FDA has cleared our application to begin marketing the CompuFlo Epidural System, this is no assurance that physicians, hospitals, clinics, and other health care providers will accept and use it.  Acceptance and use of the CompuFlo Epidural System will depend on many factors including:

●	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our product;
●	cost-effectiveness of our product relative to competing products and systems;
●	convenience, ease of use and reliability of our product relative to competing products and systems;
●	patient satisfaction;
●	product availability as well as, manufacturer warranty, maintenance, and customer and technical support;
●	availability of reimbursement for our product from government or other healthcare payers; and
●	effectiveness of marketing and distribution efforts by us and our licensees and distributors.

Because we expect sales of the CompuFlo Epidural Computer Controlled Anesthesia System to generate substantially all our medical product revenues in the near-term, the failure of this product to find market acceptance would harm our business and could require us to seek additional financing or make such financing difficult to obtain on favorable terms, if at all.

Milestone Scientific’s sales and marketing efforts rely upon independent distributors that are free to market products that compete with Milestone Scientific’s products, and if Milestone Scientific is unable to maintain or expand its network of independent distributors, its business could be materially adversely affected.

Milestone Scientific believes that a significant portion of its sales will continue to be to independent distributors for the foreseeable future, and it is possible that the percentage of its sales to independent distributors could increase. None of Milestone Scientific’s independent distributors in the United States have been required to sell Milestone Scientific products exclusively, and each of them may freely sell the products of Milestone Scientific’s competitors. If Milestone Scientific is unable to maintain or expand its network of independent distributors, its sales may be negatively affected.  If any of its key independent distributors were to cease to distribute Milestone Scientific’s products or reduce their promotion of such products as compared to the products of Milestone Scientific’s competitors, Milestone Scientific may need to seek alternative independent distributors or increase its reliance on other independent distributors which alternative arrangements may not be sufficient to prevent a material reduction in sales of its products.

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

Risks Related to the Covid-19 Pandemic

The COVID-19 pandemic has and may continue to adversely affect the Company’s business. Additional factors could exacerbate such negative consequences and/or cause other materially adverse effects.

Certain COVID-19 pandemic-related impacts were experienced by our businesses during 2022 and may continue for an indeterminable period. These included supply chain delays for some of our products which are manufactured in China and supply shortages in key components in our dental products. Future resurgences in COVID-19 infections or other new viral outbreaks may affect the prioritization of non-acute versus acute healthcare utilization, which may temporarily weaken future demand for certain of our products and increase the demand for other of our products. Also, adverse macroeconomic conditions may worsen if governments impose future restrictions, such as lockdowns or quarantine requirements, in order to control infection rates associated with COVID-19 or other viruses.

Additionally, the pandemic escalated challenges that existed for global healthcare systems prior to the pandemic, including budget constraints and staffing shortages, particularly shortages of nursing staff. Changes in the ways healthcare services are delivered, including the transition of more care from acute to non-acute settings and increased focus on chronic disease management, may place additional financial pressure on hospitals and the broader healthcare system. Healthcare institutions may take actions to mitigate any persistent pressures on their budgets and such actions could impact the future demand for our products.

We are experiencing supply delays and shortages due to the disruptions the ongoing COVID-19 pandemic is having on the global supply chain, especially with respect to goods from China.

We are experiencing supply delays and shortages due to the disruptions the ongoing COVID-19 pandemic is having on the global supply chain, especially with respect to goods from China. The ongoing COVID-19 pandemic has resulted in significant disruption to the operations of certain suppliers in China and the related transportation of their goods to the United States that are parts of our global supply chain. We have been able to make alternative delivery arrangements for limited quantities of goods, at an increased cost. While we have not yet experienced material shortages in supply as a result of these disruptions and our alternative delivery arrangements, if they were to be prolonged or expanded in scope, there could be resulting supply shortages which could impact our ability to have manufactured and delivered our products to the United States and, ultimately to our customers. Accordingly, such supply shortages and delivery limitations could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Risks Related to Employee Matters

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

Risk Related to Our Dependence on Third Parties

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

An operational disruption in the facility of the manufacturer of, or their ability to ship, our handpieces or devices could negatively impact our financial results. The occurrence of a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, severe weather, flood, fire, or epidemic, pandemic, or other health emergency, or other unanticipated problems such as labor difficulties, equipment failure or unscheduled maintenance, in each case could cause operational disruptions of varied duration.

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

In general, our success depends upon the quality of our products.  Quality management plays an essential role in meeting customer requirements, preventing defects, improving our products and services, and assuring the safety and efficacy of our products.  Our future success depends on our ability to maintain and continuously improve our quality management program.  A quality or safety issue may result in adverse inspection reports, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses.  An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, a loss of customer confidence in us or our current or future products, which may result in the loss of sales and difficulty in successfully launching new products. See Item 1; “Government Regulation.”

Use of third parties to manufacture our products may increase the risk that we will not have sufficient quantities of our products or such quantities at acceptable levels of cost and quality, which could impair our commercialization efforts.

Milestone Scientific relies on a number of third parties to supply and manufacture the components and raw materials for its products and its does not have long-term supply agreements with suppliers of these component parts and raw materials, and its arrangements with these suppliers are on a purchase-order basis. These products we obtain from suppliers are subject to fluctuations in price and availability attributable to a number of factors, including general economic conditions, commodity price fluctuations, the demand by other companies for the same raw materials and the availability of complementary and substitute materials.

While Milestone Scientific works with suppliers to ensure continuity of supply, no assurance can be given that these efforts will be successful. In the event that any of its existing supply arrangements are terminated or there is a reduction or interruption of supply under these existing arrangements, Milestone Scientific expects that it will be able to enter into new arrangements with alternative suppliers, but these new arrangements may be on terms that are less favorable, including with respect to price and volume, and it may be costly or cause delays in our manufacturing process to transition to a new supplier, particularly in cases in which we must comply with regulatory requirements relating to qualification of new suppliers. The termination, reduction or interruption in supply of these raw materials and components could adversely impact Milestone Scientific Scientific’s ability to manufacture and sell certain of its products.

Third-party suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction, component part supply constraints, and environmental factors, any of which could delay or impede their ability to supply the components and raw materials for Milestone Scientific’s products. Any such failure to perform or a reduction or interruption in supply could have a material adverse effect on Milestone Scientific’s business and operations.

Risks Related to Regulatory Compliance and Other Legal Matters

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

Manufacturers must also disclose investment interests held by physicians and their family members. Failure to submit the required information may result in civil monetary penalties of up to $1 million per year for knowing violations and may result in liability under other federal laws or regulations. Similar reporting requirements have also been enacted on the state level in the United States, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. In addition, some states, such as Massachusetts and Vermont, impose an outright ban on certain gifts to physicians. These laws could affect our promotional activities by limiting the kinds of interactions we could have with hospitals, physicians or other potential purchasers or users of our products. Both the disclosure laws and gift bans will impose administrative, cost and compliance burdens on us. If we are found to be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, or an administrative action of suspension or exclusion from government health care reimbursement programs and the curtailment or restructuring of our operations

In addition, we are subject to the Foreign Corrupt Practices Act (“FCPA”) and other countries’ anti-corruption/anti-bribery regimes, such as the U.K. Bribery Act. The FCPA prohibits improper payments or offers of payments to foreign governments and their officials for obtaining or retaining business. Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, sales agents, or distributors may be ineffective, and violations of the FCPA and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, results of operations and financial condition.

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

Changes in United States policy regarding international trade, including import and export regulation and international trade agreements, could also negatively impact Milestone Scientific’s business. The United States has imposed tariffs and export controls on certain goods and products imported from China and certain other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs that Milestone Scientific may not be able to offset or that otherwise adversely impact its results of operations. In addition, political tensions between the United States and China have escalated in recent years. Rising political tensions could reduce trade, investment and other economic activities between the two major economies. Any of these factors could have a material adverse effect on Milestone Scientific’s business, prospects, financial condition and results of operations.

Certain modifications to Milestone Scientific’s products may require new 510(k) clearances or other marketing authorizations and may require Milestone Scientific to recall or cease marketing its products.

Once a medical device is permitted to be legally marketed in the United States pursuant to a 510(k) clearance, a manufacturer may be required to notify the FDA of certain modifications to the device.

Manufacturers determine in the first instance whether a change to a product requires a new 510(k) clearance or premarket submission, but the FDA may review any manufacturer’s decision. The FDA may not agree with Milestone Scientific’s decisions regarding whether new clearances are necessary. Milestone Scientific has made modifications to its products in the past and has determined based on its review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or other premarket submissions were not required. Milestone Scientific may make similar modifications or add additional features in the future that it believes does not require a new 510(k) clearance. If the FDA disagrees with Milestone  Scientific’s determinations and requires it to submit new 510(k) notifications, Milestone Scientific may be required to cease marketing or to recall the modified product until it obtains clearance, and it may be subject to significant regulatory fines or penalties.

Milestone Scientific may be subject to enforcement actions if it engages in improper marketing or promotion of its products.

Milestone Scientific’s promotional materials and training methods must comply with applicable laws, regulations and regulatory authority’s rules and guidelines, including the FDA and the Federal Trade Commission (the “FTC”). If the FDA, the FTC or another regulatory agency determines that Milestone Scientific’s promotional or training material constitutes off-label, false or misleading, unfair or deceptive promotion of its products, it could request that Milestone Scientific modify its training or promotional materials or subject Milestone Scientific to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider Milestone Scientific’s promotional or training materials to constitute off-label, false or misleading, unfair or deceptive promotion of its products, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement, and reputational harm.

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

Risks Related to Milestone Scientific Common Stock

Milestone Scientific is effectively controlled by a limited number of stockholders.

Milestone Scientific Scientific’s principal stockholders, Leonard Osser and Gian Domenico Trombetta control approximately 25% of the issued and outstanding shares of common stock. As a result, they can exercise substantial control over our affairs and corporate actions requiring stockholder approval, including electing directors, selling all or substantially all our assets, merging with another entity, or amending our certificate of incorporation. This control could delay, deter, or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for Milestone Scientific’s securities.  In addition, because of the concentration of ownership of our shares of common stock, our stockholders may from time to time, observe instances where there may be less liquidity in the public markets for our securities.

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

The market price of our common stock may be volatile and may fluctuate significantly, and stockholders could lose all or part of their investment in Milestone Scientific

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

Many of these factors are beyond our control. The stock markets in general, and the market for small, medical device companies, in particular, have historically experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors could reduce the market price of our common stock, regardless of our actual operating performance.

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
●

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

●	limitations on filling of vacancies.

All of which could make it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, control of our company.

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

Your percentage of ownership in Milestone Scientific may be diluted in the future

In the future, your percentage ownership in Milestone Scientific may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including any equity awards that Milestone Scientific will grant to its directors, officers, employees and consultants. Such awards will have a dilutive effect on outstanding share count which could adversely affect the market price of Milestone Scientific’s common stock.

Risks Related to Our Intellectual Property

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

General Business Risks

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

Despite the implementation of security measures, our internal computer systems, and those of any third parties with which we partner are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any cybersecurity or system failure, accident or breach to date, if an event were to occur, it could result in a material disruption of our operations, substantial costs to rectify or correct the failure, if possible, and potentially violation of HIPAA and other privacy laws applicable to our operations. If any disruption or security breach resulted in a loss of or damage to our data or applications or inappropriate disclosure of confidential or protected information, we could incur liability, further development of our products could be delayed, and our operations could be disrupted, any of which could severely harm our business and financial condition. Issues with product quality could have a material adverse effect upon our business, subject us to regulatory actions and cause a loss of customer confidence in us or our products.

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

Insurance coverage may be inadequate or unavailable to cover any product liability losses we incur.

Our business exposes us to potential product liability claims that are inherent in the design, manufacture, testing, inspection, and sale of dental and medical devices. We are subject to product liability lawsuits alleging that component failures, manufacturing flaws, manufacturing defects, negligence in manufacturing, design defects, negligence in design, or inadequate disclosure of product-related risks, warnings, or product-related information resulted in an unsafe condition, injury, or death to customers. The risk of one or more product liability claims or lawsuits may be even greater after we launch new products with new features or enter new markets where we have no prior experience selling our products and rely on newly-hired staff or new independent distributors or contractors to provide new customer training and customer support. In addition, the misuse of our products or the failure of customers to adhere to operating guidelines could cause significant harm to customers, including death, which could result in product liability claims. Product liability lawsuits and claims, safety alerts or product recalls, with or without merit, regardless of any available insurance coverage, could cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, harm our reputation and adversely affect our ability to attract and retain customers, any of which could have a material adverse effect on our business, financial condition and operating results.

Item1B. Unresolved Staff Comments

None.

Item 2. Description of Property

The headquarters for Milestone Scientific is located at 425 Eagle Rock Avenue, Roseland, New Jersey 07068, and our telephone number is (973) 535-2717. In August 2019, the Company signed a seven year lease for a facility in Roseland, New Jersey (the “Roseland Facility”). The Roseland Facility carries monthly lease payments of $9,275, commencing April 1, 2021. The Company is also responsible for electric charges equal to $2.00 per square foot, which is equal to $11,130 annually, payable in equal monthly installments of $928. The Company will also be required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises in excess of new base year amounts. A third-party distribution and logistics center in Pennsylvania handles shipping and order fulfillment on a month-to-month basis.

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

2022	High	Low	2021	High	Low
First Quarter	$2.20	$1.13	First Quarter	$4.85	$2.11
Second Quarter	$1.60	$0.75	Second Quarter	$3.83	$1.88
Third Quarter	$1.27	$0.71	Third Quarter	$2.51	$1.47
Fourth Quarter	$0.87	$0.45	Fourth Quarter	$3.00	$1.79

Holders

As of March 31, 2023, we had approximately 99 stockholders of record of our common stock. We believe that we have approximately 3,911 beneficial owners of our common stock.

Dividends

The holders of common stock are entitled to receive such dividends as may be declared by Milestone Scientific’s Board of Directors. Milestone Scientific has not paid and does not expect to declare or pay any dividends in the foreseeable future.

Sales of Unregistered Securities

Not applicable.

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

Milestone Scientific has developed a proprietary, computer-controlled anesthetic delivery device, using The Wand®, a single use disposable handpiece. The device is marketed in dentistry under the trademark CompuDent®, and STA Single Tooth Anesthesia System® and is suitable for all dental procedures that require local anesthetic. Our proprietary DPS Dynamic Pressure Sensing technology® is our technology platform that advances the development of next-generation devices. It regulates flow rate and monitoring pressure from the tip of the needle, through platform extensions for local anesthesia for subcutaneous drug delivery, used in various dental and medical injections. It has specific medical applications for epidural space identification in regional anesthesia procedures and intra-articular joint injections.

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

●	Expanding our global footprint of our CompuFlo Epidural and CathCheck System by utilizing a targeted field sales force and partnering with distribution companies worldwide.

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

Wand/STA Dental Product

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

Medical Market Product

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

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category:

	For the Year Ended December 31, 2022
Domestic: US	Dental	Medical	Grand Total
Instruments	$524,715	$7,500	$532,215
Handpieces	2,653,914	25,250	2,679,164
Accessories	78,493	-	78,493
Grand Total	$3,257,122	$32,750	$3,289,872

International: Rest of World	Dental	Medical	Grand Total
Instruments	$1,413,525	$-	$1,413,525
Handpieces	3,391,748	20,000	3,411,748
Accessories	60,797	-	60,797
Grand Total	$4,866,070	$20,000	$4,886,070

International: China	Dental	Medical	Grand Total
Instruments	$270,000	$-	$270,000
Handpieces	359,964	-	359,964
Accessories	-	-	-
Grand Total	$629,964	$-	$629,964

Total Product Sales	$8,753,156	$52,750	$8,805,906

	For the Year Ended December 31, 2021
Domestic: US	Dental	Medical	Grand Total
Instruments	$560,424	$-	$560,424
Handpieces	2,905,354	35,200	2,940,554
Accessories	69,271	1,300	70,571
Grand Total	$3,535,049	$36,500	$3,571,549

International: Rest of World	Dental	Medical	Grand Total
Instruments	$1,226,486	$70,000	$1,296,486
Handpieces	3,246,302	44,900	3,291,202
Accessories	46,546	800	47,346
Grand Total	$4,519,334	$115,700	$4,635,034

International: China	Dental	Medical	Grand Total
Instruments	$303,000	$-	$303,000
Handpieces	1,795,128	-	1,795,128
Accessories	-	-	-
Grand Total	$2,098,128	$-	$2,098,128

Total Product Sales	$10,152,511	$152,200	$10,304,711

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

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Total operating losses since inception of $116.4 million.  The operating losses were $8.8 million and $7.4 million, for the years ended December 31, 2022, and 2021, respectively. Management has prepared cashflow forecasts covering a period of 12 months from the date of issuance of these financial statements. These forecasts include several revenue and operating expense assumptions which indicate that the Company’s current cash and liquidity is sufficient to finance the operating requirements for at least the next 12 months. Management believes that the Company will have sufficient cash reserves to meet its anticipated obligations for at least the next twelve months from the filing date of this report. Milestone Scientific is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue from its dental business worldwide, the generation of revenue from its medical devices and disposables business in the United States and worldwide, and a reduction in operating expenses. However, the Company’s continued operations will depend on its ability to raise additional capital through various potential sources until it achieves profitability, if ever.

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

Results of Operations.

The following table sets forth the consolidated results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021.

	December 31, 2022	December 31, 2021
Operating results:
Product sales, net	$8,805,906	$10,304,711
Cost of products sold	3,905,092	3,992,811
Gross profit	4,900,814	6,311,900

Operating expenses:
Selling, general and administrative expenses	12,514,323	12,738,362
Research and development expenses	1,150,209	878,210
Depreciation and amortization expense	63,755	73,836
Total operating expenses	13,728,287	13,690,408
Loss from operations	(8,827,473)	(7,378,508)
Other income, and interest expense net	54,607	502,076
Net loss	(8,772,866)	(6,876,432)
Net loss attributable to noncontrolling interests	66,735	58,115
Net loss attributable to Milestone Scientific Inc.	(8,706,131)	$(6,818,317)

Cash flow:	December 31, 2022	December 31, 2021
Net cash used in operating activities	(6,031,996)	(4,033,664)
Net cash used in investing activities	(8,527)	(15,189)
Net cash (used in) provided by financing activities	(8,544)	4,589,282

Year ended December 31, 2022, compared to year ended December 31, 2021.

Net sales for years ended December 31, 2022, and  2021were as follows:

	2022	2021	Change
Dental	$8,753,156	$10,152,511	$(1,399,355)
Medical	52,750	152,200	$(99,450)
Total sales, net	$8,805,906	$10,304,711	$(1,498,805)

Consolidated revenue for the years ended December 31, 2022, and 2021 was approximately $8.8 million and $10.3 million, respectively. Dental revenue for the years ended December 31, 2022 and 2021 was approximately $8.8 million and $10.1 million, respectively.  The decrease in Dental revenue of  approximately $1.4 million for the year ended December 31, 2022, as compared to 2021 was driven by lower revenue from China of approximately $1.5 million and a decrease in domestic revenue of approximately $278,000 of which $179,000 related to an allowance for sales returns from Henry Schein due to the termination of the distribution agreement. Dental international revenue increased approximately $347,000 compared to December 31, 2021. Medical revenue decreased approximately $100,000 for the year ended December 31, 2022 , as compared to December 31, 2021, which was primarily the result of changes to the Company’s near term commercial strategy.

Gross Profit for years ended December 31,  2022 and 2021 were as follows:

	2022	2021	Change
Dental	$5,446,175	$6,223,051	$(776,876)
Medical	(545,361)	88,849	$(634,210)
Total gross profit	$4,900,814	$6,311,900	$(1,411,086)

Consolidated gross profit for the years ended December 31, 2022 and 2021 decreased approximately $1.4 million or 22%. The decrease was driven by an allowance of approximately $550,000 on slow moving Medical finished goods.

Selling, general and administrative expenses for years ended December 31,  2022 and 2021 were as follows:

	2022	2021	Change
Dental	$3,225,032	$2,946,108	$278,924
Medical	4,183,983	4,106,689	77,294
Corporate	5,105,308	5,685,565	(580,257)
Total selling, general and administrative expenses	$12,514,323	$12,738,362	$(224,039)

Consolidated selling, general and administrative expenses for the years ended December 31, 2022 and 2021 were approximately $12.5 million and $12.7 million, respectively. The decrease of approximately $224,000 is categorized in several areas. Employee salaries, and benefits expenses decreased approximately $886,000 during the year ended December 31, 2022 compared to the same period in 2021. The Company reduced director fees, bonuses, employee recruiting fees, and medical insurance for year ended December 31, 2022. The Company reduced marketing expense for the year ended December 31, 2022 by approximately $86,000 due to decreased trade show participation and decrease royalties expenses by approximately $4,000. The Company increased employee travel and professional fees by approximately $322,000 for the years ended December 31, 2022 compared to December 31, 2021 due to international commercial efforts. During year ended December 31, 2022 warehousing, and quality control expenses associated with quality assurance in connection with ISO certification and digitizing parts of our quality control increased approximately $379,000, and other selling, general and administrative expenses increased approximately $51,000 due to the additional professional services quality control required in the compliance and regulations

Research and Development for years ended December 31,  2022 and 2021 were as follows:

	2022	2021	Change
Dental	$1,095,523	$797,509	$298,014
Medical	54,686	80,701	(26,015)
Corporate	-	-	-
Total research and development	$1,150,209	$878,210	$271,999

Consolidated research and development expenses for the years ended December 31, 2022, and 2021, were approximately $1.2 million and $878,000, respectively. The increase of approximately $272,000 is related to the Company developing the next generation to the STA Single Tooth Anesthesia System product line.

Profit (Loss) from Operations for years ended December 31,  2022 and 2021 were as follows:

	2022	2021	Change
Dental	$1,121,815	$2,475,059	$(1,353,244)
Medical	(4,788,105)	(4,105,854)	(682,251)
Corporate	(5,161,183)	(5,747,713)	586,530
Total loss from operations	$(8,827,473)	$(7,378,508)	$(1,448,965)

The loss from operations was approximately $8.8 million and $7.4 million for the years ended December 31, 2022 and 2021, respectively.  The increase in the loss from operations was primarily driven the decrease in gross profit.

Liquidity and Capital Resources

Milestone Scientific has incurred annual operating losses and negative cash flows from operating activities since its inception. Milestone Scientific is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue from its dental business and the medical business worldwide, and a reduction in operating expenses. On December 31, 2022, Milestone Scientific had cash and cash equivalents of approximately $8.7 million and working capital of approximately $9.7 million. Forthe years ended December 31, 2022 and 2021, we had cash flows used in operating activities of approximately $6.0 million and $4.0 million, respectively

Management believes that the Company has sufficient cash, along with the current cash flow and support from the dental business to  mitigate the expected selling expenditures for commercialization of the Epidural medical device, as well as other operating expenditures and planned new product development programs, over the next twelve months from the filing date of this report.

Contractual Obligations

The impact of the consolidated contractual obligations at December 31, 2022, expected on the liquidity and cash flows in future periods, is as follows:

Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years
Operating lease obligations	$597,196	$141,518	$420,201	$35,477

Purchase obligations (1)	$2,233,838	$2,233,838	$-	$-

Total	$2,831,034	$2,375,356	$420,201	$35,477

(1)    Purchase obligations include agreements for the purchase of dental devices, including purchase obligations entered into post year end, which will require payment in during the year ended 2023.

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedure

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer, and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were effective at December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2022, the Company remediated the identified material weakness from December 31, 2021.

Item 9B. Other Information

None.

Item 9C. Disclosure regarding Foreign Jurisdiction that Prevent inspections

None.

PART III

The information required by Part III is omitted from this Annual Report because it will be included in our definitive proxy statement to be filed pursuant to Regulation 14A for our 2023 Annual Meeting of Stockholders, or the 2023 Proxy Statement, and such information is incorporated herein by reference.

Item 10.    Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act

The information required under this item will be contained in the 2023 Proxy Statement and is hereby incorporated by reference.

Item 11.    Executive Compensation

The information required under this item will be contained in the 2023 Proxy Statement and is hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required under this item will be contained in the 2023 Proxy Statement and is hereby incorporated by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required under this item will be contained in the 2023 Proxy Statement and is hereby incorporated by reference.

Item 14.    Principal Accountant Fees and Services

The information required under this item will be contained in the 2023 Proxy Statement and is hereby incorporated by reference.

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

Exhibit No	Description
3.1	Restated Certificate of Incorporation of Milestone filed on September 6, 2013 (11)
3.2	Form of Certificate of Designation filed on April 18, 2014 (12)
3.3	Certificate of Correction to the Certificate of Designation filed on May 12, 2014 (13)
3.4	Amended and Restated By-laws of Milestone filed April 1, 2019 (23)
3.5	Certificate of Amendment to Restated Certificate of Incorporation (24)
4.1	Specimen stock certificate (2)
4.3	Form of Common Stock Purchase Warrant issued in the 2016 Public Offering (16)
4.4	Form of Common Stock Purchase Warrant issued in the Feb. 2019 Public Offering (21)
4.5	Form of Common Stock Purchase Warrant issued in the Feb. 2019 Private Placement (22)
4.6	Description of Registrant’s Securities (30)
4.7	Form of Common Stock Purchase Warrant issued in the Apr. 2021 Public offering (25)
4.8	Form of Common Stock Purchase Warrant issued in the Jun. 2021 Public Offering (26)
10.1	Lease dated November 25, 1996 between Livingston Corporate Park Associates, L.L.C. and Milestone (3)
10.2	Lease amendment dated April 28, 2004 between Livingston Corporate Park Associates, L.L.C. And Milestone (4)
10.3	2011 Equity Compensation Plan (7)
10.4	Master Supply and Distribution Agreement, dated July 3, 2013, between Milestone Scientific Inc and Tri-anim Health Services, Inc (9)
10.5	Agreement with Mark Hochman, dated July 2015 (13)
10.6	Investment Agreement, dated April 15, 2014, between Milestone Scientific Inc. and BP4 S.p.A. (12)
10.7	Exclusive Distribution and Supply Agreement, dated as of June 20, 2016, among Milestone Scientific Inc., Wand Dental, Inc. and Henry Schein, Inc. (14)
10.8	Amended and Restated Employment Agreement, dated December 1, 2016, between Wand Dental Inc. and Gian Domenico Trombetta (15)
10.9	Final Form of Asset Purchase Agreement, dated June 2, 2017, among APAD Octrooi B.V., APAD B.V., and Milestone Scientific Inc. (17)
10.10	Final form of the Memorandum of Agreement, dated June 6, 2017, between Solee Science & Technology U.S.A. Ltd. and Milestone Scientific Inc. (18)
10.11	Final form of the Promissory Note, dated June 6, 2017, in the principal amount of $1,275,000 made by Solee Science & Technology U.S.A. Ltd. to Milestone Scientific Ltd. (18)
10.12	Final form of the Stock Option Agreement, dated June 6, 2017, Solee Science & Technology U.S.A. Ltd. and Milestone Scientific Inc. (18)
10.13	New Employment Agreement between Milestone Scientific Inc. and Leonard Osser dated as of July 11, 2017. (19)
10.14	Employment Agreement between Milestone Scientific Inc. and Daniel Goldberger dated as of July 11, 2017. (19)
10.15	Covenant Agreement between Milestone Scientific Inc. and Daniel Goldberger dated and effective as of July 11, 2017. (19)
10.16	Consultant Agreement between Milestone Medical Inc. and U.S. Asian Consulting Group, LLC dated as of July 10, 2017. (20)
10.17	Underwriting Agreement, dated as of February 1, 2019 between Milestone Scientific Inc. and Maxim Group LLC, as underwriter (21)
10.18	Stock Purchase Agreement, dated as of February 8, 2019 between Milestone Scientific Inc. and BP4 S.p.A. (22)
10.19	Underwriting Agreement, dated as of April 9, 2021 between the Company and Maxim Group LLC (25)

10.20	Underwriting Agreement, dated as of June 25, 2021 between the Company and Maxim Group LLC (26)
10.21	Buy Sell Agreement, dated as of November 22, 2021, by and between Wand Dental, Inc. and Michelle Zhang dba Solee Science & Technology USA (31)
10.22	Succession Agreement between Leonard Osser and Milestone Scientific Inc. (27)
10.23	Amended and Restated 2021 Equity Incentive Plan (28)
10.24	Employment Agreement, dated and effective as of January 1, 2022, between Arjan Haverhals and Milestone Scientific Inc.** (29)
10.25	Offer Letter, dated as of February 1, 2023, between Peter Milligan and Milestone Scientific Inc.* **
21.1	List of Subsidiaries*
23.1	Consent of Marcum LLP*
23.2	Consent of Friedman, LLP*

31.1	Rule 13a-14(a) Certification-Chief Executive Officer*
31.2	Rule 13a-14(a) Certification-Financial Officer*
32.1	Section 1350 Certifications-Chief Executive Officer***
32.2	Section 1350 Certifications-Chief Financial Officer***
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Indicates management contract or compensatory plan or arrangement.
***	Furnished, not filed, in accordance with item 601(32) (ii) of Regulations-S-K.

2)	Incorporated by reference to Amendment No. 1 to Milestone Scientific’s Registration Statement on Form 10-KSB for the year ended May 15, 1995
3)	Incorporated by reference to Milestone Scientific’s Form 10-KSB for the year ended December 31, 1996.
4)	Incorporated by reference to Milestone Scientific’s Form 10-KSB for the year ended December 31, 2004.
7)	Filed as Appendix A to Milestone Scientific’s Proxy Statement filed with the SEC on May 2, 2011 and incorporated herein by reference.
9)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on July 9, 2013.
11)	Incorporated by reference to Milestone Scientific’s Form 10-K for the year ended December 31, 2013.
12)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on April 18, 2014.
13)	Incorporated by reference to Milestone Scientific’s Form 10-K for the year ended December 31, 2015.
14)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on June 30, 2016.
15)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on December 2, 2016.
16)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on December 16, 2016.
17)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on June 2, 2017.
18)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on June 7, 2017.
19)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on July 10, 2017.
20)	Incorporated by reference to Milestone Scientific’s Form 10-Q filed with the SEC on August 14, 2017.
21)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on February 1, 2019.
22)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on February 14, 2019.
23)	Incorporated by reference to Milestone Scientific’s Form 10-K filed with the SEC on April 1, 2019.
24)	Incorporated by reference to Milestone Scientific’s Form 10-K/A filed with the SEC on April 2, 2021 .
25)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on April 9, 2021 .
26)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on June 25, 2021
27)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on April 7, 2021
28)	Incorporated by reference to Milestone Scientific’s Proxy Statement on Schedule 14A filed with the SEC on April 30, 2021
29)	Incorporated by reference to Milestone Scientific’s Form 10-Q filed with the SEC on August 15, 2022.
30)	Incorporated by reference to Milestone Scientific’s Form 10-K filed with the SEC on March 31, 2022
31)	Incorporated by reference to Milestone Scientific’s Form 10-K filed with the SEC on March 31, 2022

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Milestone Scientific Inc.
By:	/s/Arjan Haverhals
Chief Executive Officer

Milestone Scientific Inc.
By:	/s/ Peter Milligan
Chief Financial Officer

Date: March 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Neal Goldman	March 30, 2023	Chairman and Director
Neal Goldman

/s/ Leonard Osser	March 30, 2023	Vice Chairman and Director
Leonard Osser

/s/ Gian Domenico Trombetta	March 30, 2023	Director
Gian Domenico Trombetta

/s/ Benedetta Casamento	March 30, 2023	Director
Benedetta Casamento

/s/ Michael McGeehan	March 30, 2023	Director
Michael McGeehan

/s/ Arjan J. Haverhals	March 30, 2023	Director
Arjan J. Haverhals

REPORT INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Milestone Scientific, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Milestone Scientific, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and the related consolidated statement of operations, stockholders’ equity and cash flows for year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

We have served as the Company’s auditor since 2016 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022)

East Hanover, New Jersey

March 30, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Milestone Scientific, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Milestone Scientific, Inc. (the “Company”) as of December 31, 2021, the related consolidated statement of operations, stockholders’ equity and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

●

Evaluating whether the expected customer demand used was reasonable, considering the Company’s current and past marketing efforts and their market studies in developing the estimate of future demand, the estimated useful life of the inventory, current economic and competitive conditions that could impact the forecasts, and the timing of the introduction and development of new or enhanced products.

●

Evaluating the reasonableness of management’s assumption related to the risk of technological or competitive obsolescence for products considering the technological or competitive obsolescence experiences during the product life cycle of existing products used in other business lines.

/s/ Friedman LLP

We have served as the Company’s auditor from 2016 to 2022.

East Hanover, New Jersey
March 31, 2022

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$8,715,279	$14,764,346
Accounts receivable, net	693,717	943,272
Prepaid expenses and other current assets	443,872	375,360
Inventories	1,792,335	1,541,513
Advances on contracts	1,325,301	1,309,260
Total current assets	12,970,504	18,933,751
Furniture, fixtures and equipment, net	18,146	23,713
Intangibles, net	227,956	277,619
Right of use assets finance lease	17,645	26,294
Right of use assets operating lease	443,685	524,217
Other assets	24,150	24,150
Total assets	$13,702,086	$19,809,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,102,729	$780,428
Accounts payable, related party	803,492	395,857
Accrued expenses and other payables	1,124,839	1,417,248
Accrued expenses, related party	167,549	414,241
Current portion of finance lease liabilities	9,365	8,545
Current portion of operating lease liabilities	91,701	81,001
Total current liabilities	3,299,675	3,097,320
Non-current portion of finance lease liabilities	10,698	20,062
Non-current portion of operating lease liabilities	385,279	476,980
Total liabilities	$3,695,652	$3,594,362

Commitments

Stockholders’ equity
Common stock, par value $.001;authorized 100,000,000 shares; 69,306,497 shares issued and 69,273,164 shares outstanding as of December 31, 2022; 68,153,336 shares issued and 68,120,003 shares outstanding as of December 31, 2021	69,306	68,153
Additional paid in capital	127,478,325	124,915,560
Accumulated deficit	(116,410,405)	(107,704,274)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific, Inc. stockholders' equity	10,225,710	16,367,923
Noncontrolling interest	(219,276)	(152,541)
Total stockholders’ equity	10,006,434	16,215,382

Total liabilities and stockholders’ equity	$13,702,086	$19,809,744

See notes to Consolidated Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

	2022	2021

Product sales, net	$8,805,906	$10,304,711
Cost of products sold	3,905,092	3,992,811
Gross profit	4,900,814	6,311,900

Selling, general and administrative expenses	12,514,323	12,738,362
Research and development expenses	1,150,209	878,210
Depreciation and amortization expense	63,755	73,836
Total operating expenses	13,728,287	13,690,408

Loss from operations	(8,827,473)	(7,378,508)
Interest income (expense)	54,607	(16,360)
Gain on debt extinguishment-PPP	-	276,180
Loss before provision for income taxes and equity investments	(8,772,866)	(7,118,688)
Provision for income taxes	-	(333)
Loss before equity investment	(8,772,866)	(7,119,021)
Deferred profit and divesture-equity investment (See Note F)	-	242,589
Net loss	(8,772,866)	(6,876,432)
Net loss attributable to noncontrolling interests	66,735	58,115
Net loss attributable to Milestone Scientific Inc.	$(8,706,131)	$(6,818,317)

Net loss per share applicable to common stockholders—
Basic and Diluted	(0.12)	(0.10)

Weighted average shares outstanding and to be issued—
Basic and Diluted	70,607,338	68,829,860

See notes to Consolidated Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31 2022 AND  2021

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total
Balance January 1, 2021	64,171,435	$64,171	$117,934,696	$(100,885,957)	$(94,426)	$(911,516)	$16,106,968
Stock based compensation	-	-	790,915	-	-	-	790,915
Common stock issued to employee for compensation expensed in prior periods	7,075	7	(7)	-	-	-	-
Common stock to be issued for payment of consulting services expensed in prior periods	40,010	40	(40)	-	-	-	-
Common stock issued to board of directors for services expensed in prior periods	18,879	19	(19)	-	-	-	-
Common stock to be issued to employees for bonuses	-	-	100,000	-	-	-	100,000
Common stock issued to employee for stock options exercised	826,499	826	1,381,060	-	-	-	1,381,886
Common stock issued to employee for compensation	18,345	18	107,482	-	-	-	107,500
Common stock to be issued for payment of consulting services	289,661	290	770,044	-	-	-	770,334
Common stock issued to board of directors for services	277,767	278	617,889	-	-	-	618,167
Common stock issued to employee for bonus expensed in prior periods	402,490	402	(402)	-	-	-	-
Common stock issued for warrants exercised	2,101,175	2,102	3,213,942	-	-	-	3,216,044
Net loss	-	-	-	(6,818,317)	(58,115)	-	(6,876,432)
Balance at December 31, 2021	68,153,336	$68,153	$124,915,560	$(107,704,274)	$(152,541)	$(911,516)	$16,215,382
Stock based compensation	-	-	1,499,302	-	-	-	1,499,302
Common stock to be issued to employees for bonuses	-	-	264,385	-	-	-	264,385
Common stock issued to employee for compensation	30,196	30	39,973	-	-	-	40,003
Common stock issued for payment of consulting services	577,074	577	746,774	-	-	-	747,351
Common stock issued to employees for bonuses	147,338	147	(147)				-
Common stock issued to board of directors for services	398,553	399	12,478	-	-	-	12,877
Net loss	-	-	-	(8,706,131)	(66,735)	-	(8,772,866)
Balance December 31, 2022	69,306,497	$69,306	$127,478,325	$(116,410,405)	$(219,276)	$(911,516)	$10,006,434

See notes to Consolidated Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2022	2021
Cash flows from operating activities:
Net loss	$(8,772,866)	$(6,876,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	14,180	22,205
Amortization of intangibles	49,663	51,630
Stock based compensation	1,499,302	790,915
Employees paid in stock	317,265	793,110
Expense paid in stock	747,351	707,861
Inventory Reserve	582,299	-
Amortization of right-of-use asset	80,533	73,552
Gain on debt extinguishment-PPP	-	(276,180)
Deferred profit and divesture-equity investment (See Note F)	-	(242,589)
Changes in operating assets and liabilities:
Decrease in accounts receivable	249,555	137,384
(Increase) decrease in inventories	(833,121)	878,666
(Increase) in advances on contracts	(16,041)	(895,058)
(Increase) decrease in prepaid expenses and other current assets	(68,512)	40,555
Increase in accounts payable	322,300	297,456
Increase in accounts payable, related party	407,636	10,719
(Decrease) increase in accrued expenses	(292,495)	562,824
(Decrease) in accrued expenses, related party	(246,692)	(47,493)
Decrease operating lease liability	(72,353)	(62,789)
Net cash used in operating activities	$(6,031,996)	$(4,033,664)

Cash flows from investing activities:
Purchase of furniture, fixtures, and equipment	(8,527)	(15,189)
Net cash used in investing activities	$(8,527)	$(15,189)

Cash flows from financing activities:
Payments finance lease obligations	(8,544)	(8,648)
Proceeds from exercise of warrants	-	3,216,044
Common stock issued to employee for option exercised	-	1,381,886
Net cash used in (provided by) financing activities	$(8,544)	$4,589,282

Net (decrease) increase in cash and cash equivalents	(6,049,067)	540,429
Cash and cash equivalents at beginning of period	14,764,346	14,223,917
Cash and cash equivalents at end of period	$8,715,279	$14,764,346

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

In 2020, the Company received a Notice of Allowance from the United States Patent and Trademark Office (USPTO) related to its new CompuPulse System, which combines the benefits of our CompuWave technology with a manual syringe. The new CompuPulse System allows one to identify a pulsatile pressure waveform in a variety of applications, thereby improving the reliability and safety of a drug delivery procedure. Importantly, not all procedures require the sophistication of our CompuFlo system, which precisely controls the administration and flow rate of medication as it is being administered. This new technology provides an efficient and low-cost alternative for procedures where a manual syringe may suffice, while still providing the ability to verify needle and subsequent catheter placement.

NOTE B-  LIQUIDITY AND UNCERTAINTIES

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Total operating losses since inception of $116.4 million.  The operating losses were $8.8 million and $7.4 million, for the years ended December 31, 2022, and 2021, respectively. Management has prepared cashflow forecasts covering a period of 12 months from the date of issuance of these financial statements. These forecasts include several revenue and operating expense assumptions which indicate that the Company’s current cash and liquidity is sufficient to finance the operating requirements for at least the next 12 months Management believes that the Company will have sufficient cash reserves to meet its anticipated obligations for at least the next twelve months from the filing date of this report. Milestone Scientific is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue from its dental business worldwide, the generation of revenue from its medical devices and disposables business in the United States and worldwide, and a reduction in operating expenses. However, the Company’s continued operations will depend on its ability to raise additional capital through various potential sources until it achieves profitability, if ever.

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

The coronavirus (COVID-19) adversely impacted the Company's operations, our distributors and suppliers in recent years. Notwithstanding the reopening of dental offices, hospitals, and pain clinics throughout the country and the rest of the world, revenues for years ended December 31, 2022, and 2021 were adversely affected. Any business interruptions, resulting from COVID-19, or new variant, could significantly disrupt our operations further and could have a material adverse impact on our business in the future.

Sanctions imposed by the United States and other western democracies, against Russia because of Ukraine conflict, and any expansion of the conflict, is likely to have unpredictable and wide-ranging effects on the domestic and global economy and financial markets, which could have an adverse effect on our business and results of operations. The conflict has caused market volatility, a sharp increase in certain commodity prices, and an increasing number and frequency of cybersecurity threats. As direct impact from the conflict, we have experienced a decrease in international sales to Ukraine and halted all sales to Russia. We will continue to monitor the situation carefully and, if necessary, take action to protect our business, operations, and financial condition.

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and the applicable rules and regulations of the Securities and Exchange Commission (SEC) include the accounts of Milestone Scientific and its wholly owned and majority owned subsidiaries, including, Wand Dental (wholly owned), and Milestone Medical (majority owned).  All significant, intra-entity transactions and balances have been eliminated in the consolidation.

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

Sales Returns

The Company records allowances for product returns as a reduction of revenue at the time product sales are recorded. Several factors are considered in determining whether an allowance for product returns is required, including the customers’ return rights and the Company’s historical experience with returns and the amount of product in the distribution channel not consumed by end users and subject to return. The Company relies on historical return rates to estimate returns. In the future, if any of these factors and/or the history of product returns change, adjustments to the allowance for product returns may be required. The Company recorded allowance of approximately $179,000 for sales returns from Henry Schein due to the termination of  the contract on December 31, 2022.

Financing and Payment

The Company's payment terms differ by geography and customer, but payment is required within 90 days from the date of shipment or delivery.

Disaggregation of Revenue

The Company operates in two operating segments: dental and medical. Therefore, results of the Company operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. See Note M for revenues by geographical market, based on the customer’s location, and product category for the twelve months ended December 31, 2022, and 2021.

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

5.  Cash and Cash Equivalents

Milestone Scientific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2022, and 2021 Milestone Scientific has approximately $8.7 million and $14.8 million, respectively, invested in cash. As of December 31, 2022, and 2021 Milestone Scientific had approximately $8.3 million and $13.9 million, respectively, invested in cash that exceeded the Federal Deposit Insurance Corporation insurance limit of $250,000.

6.  Accounts Receivable

Milestone Scientific sells a significant amount of its product on credit terms to its major distributors. Milestone Scientific estimates losses from the ability or inability of its customers to make payments on amounts billed. Most credit sales are due within 90 days from invoicing. There have not been any significant credit losses incurred to date. As of December 31, 2022 and 2021, accounts receivable was recorded, net of allowance for doubtful accounts of $10,000.

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

11. Impairment of Long-Lived Assets

Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment review process is based upon an estimate of future undiscounted cash flow. Factors the Company considers that could trigger an impairment review include the following:

•	significant under performance relative to expected historical or projected future operating results;
•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•	significant negative industry or economic trends; and
•	significant technological changes, which would render the technology obsolete.

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

14.  Income Taxes

Milestone Scientific accounts for income taxes under the asset and liability method which requires deferred tax assets and liabilities to be computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

At December 31, 2022 and 2021, we had no uncertain tax positions that required recognition in the consolidated financial statements. Milestone Scientific's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. No interest and penalties are present for periods open. Tax returns for the 2019, 2020, and 2021 years are subject to audit by federal and state jurisdictions.

15.  Basic and Diluted Net Loss Per Common Share

Milestone Scientific presents “basic” earnings (loss) per common share applicable to common stockholders and, if applicable, “diluted” earnings (loss) per common share applicable to common stockholders pursuant to the provisions of ASC 260, “Earnings per Share”. Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued common shares of 70,607,338 and 68,829,860 during the years ended December 31, 2022 and 2021, respectively. The calculation of diluted earnings per common share is like that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants were issued during the period.

Since Milestone Scientific had net losses in the years ended December 31, 2022 and 2021, the assumed effects of the exercise of potentially dilutive outstanding stock options, unissued restricted stock awards (“RSA”) and warrants, were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, RSA and warrants totaled 7,855,160 and 7,291,800 on December 31, 2022 and 2021, respectively.

16.  Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market at the measurement date (exit price). The Company required to classify fair value measurements in one of the following categories

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of an input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. As of December 31, 2022 and 2021, the Company does not have any assets or liabilities that were measured at fair value on a recurring basis.

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

18.  Reclassifications

Certain reclassification has been made to the 2021 consolidated financial statements to conform to the 2022 consolidated financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

19.  Recent Accounting Pronouncements

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

In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic, 326), Derivatives and hedging (Topic 815), and Leases (Topic 842): Effective dates, which deferred the effective date of ASU 2016-13 for the Company. As a result of ASU 2019-10, ASU 2016-13 is effective for all entities with fiscal years beginning after December 15, 2022, including interim periods. The adoption of this update is not expected to have a material impact on the Company's consolidated financial statement.

NOTE D — INVENTORIES

	December 31, 2022	December 31, 2021

Dental finished goods	$1,315,263	$342,465
Medical finished goods	334,124	1,119,709
Component parts and other materials	142,948	79,339
Total inventories	$1,792,335	$1,541,513

The Company recorded an allowance on slow moving Medical finished goods of approximately $582,000, and $450,000 as of December 31, 2022 and 2021, respectively due to the slow adoption of the epidural instruments and handpieces. The Company recorded an allowance on slow moving Dental finished goods of approximately $0 as of December 31, 2022 and 2021, respectively.

NOTE E — ADVANCES ON CONTRACTS

The advances on contracts represent funding of future dental STA "Single Tooth Anesthesia System" and epidural inventory purchases and epidural replacements parts. The balance of the advances as of December 31, 2022 and 2021 was approximately $1.3 million.

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

At this time, Milestone Scientific has not received any consideration, does not know if any of such consideration promised to Milestone China for its interest in Anhui has been paid and, if paid, whether it can recover its share of such consideration. Unless circumstances change, Milestone Scientific does not expect it will receive any of the consideration received by Milestone China for its assets without pursuing legal action. As a result, Milestone Scientific has not recorded a gain or receivable related to the transfer of Anhui. As of December 31, 2022 and December 31, 2021, the investment in Milestone China was zero.

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

For the twelve months ended December 31, 2022, Milestone Scientific shipped instruments or handpieces to Solee for sale to Anhui and recognized revenue of approximately $630,000. For the twelve months ended December 31, 2021, Milestone Scientific shipped instruments or handpieces to Solee for sale to Anhui and recognized revenue of approximately $2.1 million. As of December 31, 2022, the Company had no deposits from Solee for future shipment of goods included in accrued expenses on the accompanying consolidated balance sheet.  As of December 31, 2021, the Company had approximately $89,000 of deposits from Solee for future shipment of goods included in accrued expenses on the accompanying consolidated balance sheet.

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

As of December 31, 2022 and 2021, the Company had no deferred profit in the consolidated balance sheets. For the twelve months ended December 31, 2021 Milestone Scientific recorded loss on equity investment of approximately $242,000 in relation to gross profit previously deferred on product sold to Milestone China, Anhui, and Solee, recorded as deferred profit and divesture-equity investment on the accompanying consolidated statement of operations.

NOTE G— FURNITURE, FIXTURES AND EQUIPMENT

	December 31, 2022	December 31, 2021

Leasehold improvements	$24,734	$24,734
Office furniture and equipment	178,058	174,147
Molds	7,200	7,200
Trade show displays	151,462	151,462
Computers and software	280,066	275,364
Tooling Safety Wand	125,022	125,022
Tooling equipment-STA & Wand	11,100	11,100
EPI and IA Instruments	82,363	82,363
STA Trials Instruments	63,752	63,752
Total	923,757	915,144
Less accumulated depreciation	(905,611)	(891,431)
Total	$18,146	$23,713

Depreciation expense was $14,180 and $22,205 for the years ended December 31, 2022, and 2021, respectively.

NOTE H — PATENTS

	December 31, 2022
	Cost	Accumulated Amortization	Net
Patents-foundation intellectual property	$1,377,863	$(1,149,907)	$227,956
Total	$1,377,863	$(1,149,907)	$227,956

	December 31, 2021
	Cost	Accumulated Amortization	Net
Patents-foundation intellectual property	$1,377,863	$(1,100,244)	$277,619
Total	$1,377,863	$(1,100,244)	$277,619

Patents are amortized utilizing the straight-line method over estimated useful lives ranging from 3 to 20 years. Amortization expense was $49,663 and $53,011 for the years ended December 31, 2022 and 2021 , respectively. The annual amortization expense expected to be recorded for existing intangibles assets for the years 2023 through 2027 is approximately $52,000, $34,000, $28,000, $28,000 and $86,000, respectively.

NOTE I — STOCKHOLDERS’ EQUITY

At the annual shareholders meeting in 2021, the Company received approval to increase its authorized shares of common stock from 85,000,000 to 100,000,000 shares.

WARRANTS

The following table summarizes information about shares issuable under warrants outstanding at December 31, 2022:

	Warrant shares outstanding	Weighted Average exercise price	Weighted Average remaining life	Intrinsic value

Outstanding at January 1, 2022	4,268,221	2.18	1.50	1,187,546
Issued	-	-	-	-
Exercised	-	-	-	-
Outstanding and exercisable at December 31, 2022	4,268,221	2.18	.50	-

SHARES TO BE ISSUED

As of December 31, 2022 and 2021 , there were 2,057,976 and 1,891,979, respectively shares to be issued whose issuance has been deferred under the terms of an employment agreements with the former Interim Chief Executive Officer, former Chief Financial Officer, and other employees of Milestone Scientific. Such shares will be issued to each party upon termination of their employment.

As of December 31, 2022 and 2021, there were 382,697 and 174,364, respectively shares to be issued to non-employees, that will be issued to non-employees for services rendered. The number of shares was fixed at the date of grant and were fully vested upon grant date.

The following table summarizes information about shares to be issue at December 31, 2022 and 2021

	December 31, 2022	December 31, 2021

Shares-to-be-issued, outstanding	2,066,343	2,428,329
Granted in current period	524,814	93,918
Issued in current period	(150,484)	(455,904)
Shares-to be issued outstanding	2,440,673	2,066,343

NOTE J — STOCK OPTION PLANS

The Milestone Scientific Inc. 2020 Equity Compensation Plan, as amended and restated (the "2020 Plan"), provides for awards of restricted common, stock restricted stock units, options to purchase and other awards, up to a maximum 4,000,000 shares of common stock and expires in June 2031. Options may be granted to employees, directors, and consultants of Milestone Scientific for the purchase of shares of common stock at a price not less than the fair market value of common stock on the date of grant. Generally, options become exercisable over a three-year period from the grant date and expire five years after the date of grant. As of December 31, 2022 and 2021, the Company had 323,190 and 811,597, respectively, remaining options available for grants under the Plan.

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

Milestone Scientific recognizes compensation expense over the requisite service period and in the case of performance-based options over the period of the expected performance. For the years ended December 31, 2022 and 2021, Milestone Scientific recognized approximately $961,000 and $763,000 of total employee compensation cost, respectively, recorded in general and administrative expenses on the statement of operations.

As of December 31, 2022 and 2021, there was $2.5 million and $3.2 million of total unrecognized compensation cost related to non-vested options, respectively. Milestone Scientific expects to recognize these costs over a weighted average period of 3.09 and 3.49 years as of December 31, 2022 and 2021, respectively.

A summary of option activity for employees under the plans and changes the year ended  December 31, 2022 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2022	2,843,693	2.39	7.69	49,246
Granted during 2022	216,296	1.52	2.23	-
Exercised during 2022	-	-	-	-
Forfeited or expired during 2022	-	-	-	-
Options outstanding December 31, 2022	3,059,989	2.36	6.38	-
Exercisable, December 31, 2022	1,026,987	2.18	4.93	-

The weighted-average grant date fair value per share of options granted to employees during the years ended December 31, 2022 and 2021 was $0.82 and $1.56, respectively. The aggregate intrinsic value of options granted to employees exercised was $0 and $290,688 for the years ended December 31, 2022 and 2021, respectively.

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the year ended December 31, 2022, risk free interest rate of 2.45%, Volatility of 89.60% (which is based on the Company’s historical volatility over the expected term), expected term of 3 years, 0% dividend rate and closing price of the stock of $1.52.

A summary of option activity for non-employees under the plans and changes during the year ended  December 31, 2022 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2022	83,330	1.85	3.33	49,748
Granted during 2022	8,333	0.73	4.80	-
Exercised during 2022	-	-	-	-
Options outstanding December 31, 2022	91,663	1.75	2.55	1,083
Exercisable, December 31, 2022	77,776	1.66	2.30	1,083

The fair value of the non-employee options was estimated on the date of grant using the Black Scholes option-pricing model at the date of grant. For the years ended December 31, 2022 and 2021, Milestone Scientific recognized approximately $22,900 and $27,600 expense related to non-employee options, respectively.

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the year ended December 31, 2022, risk free interest rate of 4.12%, Volatility of 91.46% expected term of 5 years, 0% dividend rate and closing price of the stock of $0.73.

The information below summarizes the restricted stock award activity for year ended December 31, 2022:

	Number of Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested as January 1, 2022	96,557	2.33
Granted	975,148	0.86
Vested	(449,695)	-
Cancelled	(186,717)	-
Non-vested as December 31, 2022	435,293	1.18

As of December 31, 2022, there were 49,615 restricted shares granted and deferred under the terms of an employment agreements with the Territory Manager of Milestone Scientific. Such shares will be issued to each party upon completion of 2 years of employment. For the years ended December 31, 2022 and 2021, the Company recognized negative stock compensation expense and stock compensation expense of approximately ($20,000) and $70,000, respectively. As of December 31, 2022, the total unrecognized compensation expense was $37,500 related to unvested restricted stock awards for Territory Managers, which the Company expects to recognize over an estimated weighted-average period of 1.03 years.

As of  December 31, 2022, the Company entered into restricted stock agreements with members of the Board of Directors of the Company. The Company granted 899,390 restricted stock awards with a fair market value of $0.82 per share. Such restricted stock vests as follows: 25% on the grant date in June 2022, and 25% quarterly, on the first day of the following months:   October 2022,  January 2023, and  April 2023. These awards vest immediately upon a change of control as defined in the agreements. For the year ended  December 31, 2022, the Company recognized approximately $549,000 for restricted stock expenses recorded in general and administrative expenses on the statement of operation. As of  December 31, 2022, the total unrecognized stock compensation expense was approximately $160,000 related to non-vested restricted stock awards with the members of the Board of Directors, which the Company expects to recognize over an estimated weighted average period of 0.25 years.

NOTE K–EMPLOYMENT CONTRACT AND CONSULTING AGREEMENTS

Employment Contracts

 K. Tucker Andersen, a significant stockholder of Milestone Scientific, has an agreement with Milestone Scientific to provide financial and business strategic services. Expenses recognized on this agreement were $100,000 for years ended December 31, 2022 and 2021, respectively.

The Director of Clinical Affairs’ royalty fee was approximately $442,000 and $446,000 for the years ended December 31, 2022 and 2021, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of  $154,000 and $158,000 for the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022, and 2021, Milestone Scientific owed the Director Clinical Affairs for royalties of approximately $120,000 and $123,000, respectively, which is included in accounts payable, related party and accrued expense, related party, in the consolidated balance sheet.

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

Pursuant to a Succession Agreement dated April 6, 2021 between Mr. Osser and the Company: (i) the Employment Agreement dated as of July 10, 2017 between Mr. Osser and the Company, pursuant to which upon Mr. Osser stepping down as Interim Chief Executive Officer of the Company, the Company agreed to employ him as Managing Director, China Operations of the Company (the “China Operations Agreement”), and (ii) the Consulting Agreement dated as of July 10, 2017 (the “Consulting Agreement”) between the Company and U.S. Asian Consulting Group, LLC, a company of which Mr. Osser is a principal, the compensation under the China Operations Agreement was modified to reduce the overall compensation by $100,000 to $200,000, split equally between a cash amount and an amount in shares, and the compensation under the Consulting Agreement is increased by $100,000 to $200,000, equally split between a cash amount and an amount in shares, which shares were formerly payable under the China Operations Agreement.  Compensation under the China Operations Agreement and the Consulting Agreement are payable for 9.5 years from May 19, 2021. The Company recorded expense of $200,000 and $125,000 related to the Managing Director, China Operations for the year ended December 31, 2022, and 2021, respectively. The Company recorded expense of $200,000 and $125,000 related to the US Asian Consulting Group, LLC for the year ended December 31, 2022, and 2021, respectively.

NOTE L — INCOME TAXES

Due to Milestone Scientific's history of operating losses, a full valuation allowances have been provided for all of Milestone Scientific's deferred tax assets. At December 31, 2022 and 2021, no recognition was given to the utilization of the remaining net operating loss carry forwards in each of these periods.

Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at  December 31, 2022 and 2021 are as follows:

	2022	2021
Allowance for Doubtful Accounts	2,000	$2,000
Warranty Reserve	2,000	3,000
Impaired Assets	-	-
Capitalized Sec. 174 R&D	242,000	-
Inventory Reserve	242,000	108,000
Deferred Officer's Compensation	428,000	439,000
Depreciation and Amortization	(56,000)	(52,000)
Net Operating Loss Carryforwards	19,315,000	18,895,000
Tax Credits	688,000	660,000
Other	155,000	45,000
Subtotal	21,018,000	20,100,000
Valuation allowance	(21,018,000)	(20,100,000)
Non-current deferred tax asset	-	-

As of December 31, 2022 and 2021,  federal net operating loss carry-forwards are approximately $71,700,000 and $68,300,000, respectively. As of December 31, 2022, Milestone Scientific has net operating losses generated before December 31, 2017 will be available to offset future income, if any, through December 2037. Net operating losses generated in 2018 or after can be carried forward indefinitely.

State net operating losses were approximately $60,500,000 and $63,400,000 for the periods ended December 31, 2022 and 2021, respectively. Net operating losses will be available to offset future taxable income, if any, through December 2041.

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

Accounting for uncertainties in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure, and transition. At December 31, 2022 and 2021, we had no uncertain tax positions that required recognition in the consolidated financial statements. Milestone Scientific's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Statements of Operations. No interest and penalties are present for periods open. Tax returns for the 2019, 2020, and 2021 years are subject to audit by federal and state jurisdictions.

A reconciliation of the statutory tax rates for the years ended December 31, is as follows:

	2022	2021
Statutory Rate	21.00%	21.00%
State income tax - all states	-2.74%	7.44%
Stock compensation	-2.57%	0.00%
NOL Expiration	-4.69%	-9.13%
Other	-0.56%	-7.79%
Subtotal	10.44%	11.52%
Valuation Allowance	-10.44%	-11.52%
Effective tax Rate	-0.00%	0.00%

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

The following tables present information about our reportable and operating segments:

	Year ended December 31,
Sales
Net Sales:	2022	2021
Dental	$8,753,156	$10,152,511
Medical	52,750	152,200
Total net sales	$8,805,906	$10,304,711

Operating Income (Loss):	2022	2021
Dental	$1,121,815	$2,475,059
Medical	(4,788,105)	(4,105,854)
Corporate	(5,161,183)	(5,747,713)
Total operating loss	$(8,827,473)	$(7,378,508)

Depreciation and Amortization:	2022	2021
Dental	$3,805	$4,351
Medical	4,075	7,313
Corporate	55,875	62,172
Total depreciation and amortization	$63,755	$73,836

Income (loss) before taxes and equity in earnings of affiliates:	2022	2021
Dental	$1,116,598	$2,544,730
Medical	(4,794,089)	(4,111,159)
Corporate	(5,095,375)	(5,552,259)
Total loss before taxes and equity in earnings of affiliate	$(8,772,866)	$(7,118,688)

Total Assets	December 31, 2022	December 31, 2021
Dental	$3,875,978	$6,163,169
Medical	620,373	1,373,511
Corporate	9,205,735	12,273,064
Total assets	$13,702,086	$19,809,744

The following table presents information about our operations by geographic area as of December 31, 2022 and 2021. Net sales by geographic area are based on the respective locations of our subsidiaries.

	2022			2021
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$524,715	$7,500	$532,215	$560,424	$-	$560,424
Handpieces	2,653,914	25,250	2,679,164	2,905,354	35,200	2,940,554
Accessories	78,493	-	78,493	69,271	1,300	70,571
Grand Total	$3,257,122	$32,750	$3,289,872	$3,535,049	$36,500	$3,571,549

International: Rest of World	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$1,413,525	$-	$1,413,525	$1,226,486	$70,000	$1,296,486
Handpieces	3,391,748	20,000	3,411,748	3,246,302	44,900	3,291,202
Accessories	60,797	-	60,797	46,546	800	47,346
Grand Total	$4,866,070	$20,000	$4,886,070	$4,519,334	$115,700	$4,635,034

International: China	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$270,000	$-	$270,000	$303,000	$-	$303,000
Handpieces	359,964	-	359,964	1,795,128	-	1,795,128
Accessories	-	-	-	-	-	-
Grand Total	629,964	-	$629,964	$2,098,128	$-	$2,098,128

Total Product Sales	$8,753,156	$52,750	$8,805,906	$10,152,511	$152,200	$10,304,711

NOTE N-- CONCENTRATIONS

Milestone Scientific has informal arrangements with third-party U.S. manufacturers of the STA, CompuDent and CompuMed devices, pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. Consequently, advances on contracts have been classified as current at December 31, 2022 and 2021. The termination of the manufacturing relationship with any of these manufacturers could have a material adverse effect on Milestone Scientific’s ability to produce and sell its products. Although alternate sources of supply exist, and new manufacturing relationships could be established, Milestone Scientific would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, because of termination of such a relationship, would have a material adverse effect on Milestone Scientific’s financial condition, business, and results of operations.

We had two customers that accounted for 32%, and 11% amount of revenue respectively for the year ended December 31, 2022. We had two customers that accounted for 35%, and 20% amount of revenue respectively for the year ended December 31, 2021.

We had two customers that accounted for 33%, and 20% amount of accounts receivable, respectively as of December 31, 2022. We had three customers that accounted for 29%, 28%, and 13% amount of accounts receivable, respectively as of December 31, 2021.

We had one vendor that accounted for 42%, of accounts payable and accounts payable related party, respectively as of December 31, 2022. We had two vendor that accounted for 14% and 34%, of accounts payable and accounts payable related party, respectively as of December 31, 2021.

NOTE O -- RELATED PARTY TRANSACTIONS

United Systems

Milestone Scientific has a supply agreement with United Systems (whose controlling shareholder, Tom Cheng, is a significant stockholder of Milestone Scientific), the principal supplier  of its handpieces, pursuant to which it procures manufactured products under specific purchase orders, but without minimum purchase commitments. Purchases from this supplier were approximately $3.4 million and $1.7 million for the twelve months ended December 31, 2022, and 2021, respectively.  As December 31, 2022, and December 31, 2021, Milestone Scientific owed this supplier approximately $819,000 and $548,000, respectively, which is included in accounts payable and accrued expenses related party on the consolidated balance sheets. In June 2021, the Company signed a ten-year agreement with United Systems for supplier of the handpieces.

Milestone China

See Note F.

Other

 K. Tucker Andersen, a significant stockholder of Milestone Scientific, has an agreement with  Milestone Scientific to provide financial and business strategic services. Expenses recognized on this agreement were $100,000 for years ended December 31, 2022 and 2021, respectively.

The Director of Clinical Affairs’ royalty fee was approximately $442,000 and $446,000 for the years ended December 31, 2022 and 2021, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of  $154,000 and $158,000 for the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022, and 2021, Milestone Scientific owed the Director Clinical Affairs for royalties of approximately $120,000 and $123,000, respectively, which is included in accounts payable, related party and accrued expense, related party, in the consolidated balance sheet.

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

Pursuant to a Succession Agreement dated April 6, 2021 between Mr. Osser and the Company: (i) the Employment Agreement dated as of July 10, 2017 between Mr. Osser and the Company, pursuant to which upon Mr. Osser stepping down as Interim Chief Executive Officer of the Company, the Company agreed to employ him as Managing Director, China Operations of the Company (the “China Operations Agreement”), and (ii) the Consulting Agreement dated as of July 10, 2017 (the “Consulting Agreement”) between the Company and U.S. Asian Consulting Group, LLC, a company of which Mr. Osser is a principal, the compensation under the China Operations Agreement was modified to reduce the overall compensation by $100,000 to $200,000, split equally between a cash amount and an amount in shares, and the compensation under the Consulting Agreement is increased by $100,000 to $200,000, equally split between a cash amount and an amount in shares, which shares were formerly payable under the China Operations Agreement.  Compensation under the China Operations Agreement and the Consulting Agreement are payable for 9.5 years from May 19, 2021.The Company recorded expense of $200,000 and $125,000 related to the Managing Director, China Operations for the year ended December 31, 2022, and 2021, respectively. The Company recorded expense of $200,000 and $125,000 related to the US Asian Consulting Group, LLC for the year ended December 31, 2022, and 2021, respectively.

NOTE P — COMMITMENTS

(1)  Contract Manufacturing Agreement

Milestone Scientific has informal arrangements with third-party manufacturers of the STA, CompuDent® and CompuMed® devices, pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. The company entered a new purchase commitment for the delivery of 2,040 STA CompuDent® instruments. As of December 31, 2022, the purchase order commitment was approximately $1.7 million, and approximately $1.2 million was paid and reported in advances on contracts in the consolidated balance sheet. As of  December  31, 2021, the purchase order commitment was approximately $2.6 million, approximately $1.3 million was paid and  reported in advances on contracts in the consolidated balance sheet. As of December 31, 2022 and 2021 the company also has advances on an open purchase order for long lead items for a future purchase order for the manufacturing of Epidural instrument of approximately $76,000 and $34,000, respectively.

(2)  Leases

Operating Leases

In August 2019, the Company made the decision to not renew its existing office lease for its corporate headquarters located in Livingston, New Jersey and instead signed a new seven year lease in a new facility located in Roseland, New Jersey (the “Roseland Facility”), which commenced of January 8, 2021 . Under the Roseland Facility lease, rent payments commence on April 1, 2021 , and the monthly lease payments escalate annually on January 1 of each year, and range from $9,275 to $10,898 per month over the lease term. The Company is also required to pay a fixed electric charge equal to $2.00 per square foot which is  paid in equal monthly installments over the lease term or $11,130 annually. These fixed monthly payments have been included in the measurement of the operating lease liability and related operating lease right-of-use asset as the Company has elected the practical expedient to not separate lease and non-lease components for all leases. The Company is also required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises more than new base year amounts, which are accounted for as variable lease expenses.

As of December 31, 2022, total finance right-of-use assets were $17,645 and total finance liabilities were $20,063 of which $9,365 and $10,698 were classified as current and non-current, respectively. As of December 31, 2022, total operating right-of use assets were$443,685 and total operating lease liabilities were $476,980, of which $91,701 and $385,279 were classified as current and non-current, respectively.  As of December 31, 2021, total  finance right-of-use assets were $26,294 and total finance liabilities were $28,607 of which $8,545 and $20,062 were classified as current and non-current, respectively. As of December 31, 2021, total operating right-of use assets were $524,217 and total operating lease liabilities were $557,981, of which $81,001 and $476,980 were classified as current and non-current, respectively.

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

●	The expected lease terms include non-cancellable lease periods. Renewal option periods are not included in the determination of the lease terms as they were not reasonably certain to be exercised.

The components of lease expense were as follows:

	December 31, 2022	December 31, 2021
Cash paid for operating lease liabilities	$127,995	$127,526
Cash paid for finance lease liabilities	10,740	10,740
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	-	663,009
Property and equipment obtained in exchange for new finance lease liabilities	-	43,242
Weighted Average Remaining Lease Term
Finance leases (years)	2.04 years	3.04 years
Operating leases (years)	4.25 years	5.25 years
Weighted-average discount rate – operating leases	9.20%	9.20%
Weighted-average discount rate – finance leases	9.20%	9.20%

Maturity of lease liabilities as of December 31, 2022	Operating Leases	Finance Leases
2023	$130,778	$10,740
2024	133,560	10,740
2025	136,343	433
2026	139,125	-
2027	35,477	-
Total future minimum lease payments	575,283	21,913
Less: interest	(98,303)	(1,850)
Present value of lease liabilities	$476,980	$20,063

NOTE Q — BENEFIT PLAN

Milestone Scientific has a Defined Contribution Plan that allows eligible employees to contribute part of their salary through payroll deductions. Milestone Scientific does not contribute to this plan, but does pay the administrative costs of the plan, which were not significant.

NOTE R — SUBSEQUENT EVENTS

On January 3, 2023 ,the Company launched an E-Commerce platform, selling and shipping STA Single Tooth Anesthesia System® (STA) and handpieces directly to dental office, and dental groups within the US.

On January 4, 2023, Leslie Bernhard tendered her resignation to Milestone Scientific Inc. (the "Company”) as a director, Chairman of the Audit Committee and Chairman of the Board of the Company. Ms. Bernhard’s resignation comes after nearly 20 years of service as a director of the Company. Ms. Bernhard indicated that her decision to resign was not the result of a disagreement with the Company. The Company thanks Ms. Bernhard for her long, dedicated service on the Board and wishes her well in her future pursuits.

In connection with Ms. Bernhard’s resignation, on January 4, 2023, the Company’s Board of Directors (the "Board”) unanimously appointed Neal Goldman, who has been a member of the Board since 2019, as Chairman of the Board. Mr. Goldman is the President and Founder of Goldman Capital Management, Inc., a family office since 2018, which was previously an investment advisory firm founded in 1985. Mr. Goldman was First Vice President of Research at Shearson Lehman Hutton. He has also held senior positions as a money manager and research analyst with a variety of firms including Neuberger Berman, Moseley Hallgarten Estabrook and Weeden, Bruns Nordeman, and Russ and Company. Mr. Goldman has served as Chairman of Charles & Colvard, Ltd. since 2016 and served on the board of directors of Imageware Systems, Inc. until November 2020. He also serves on the board of directors of Koil Energy Solutions Inc. Prior to their respective acquisitions, he served on the boards of Blyth Industries and IPASS Corporation. Mr. Goldman received his B.A. degree in Economics from The City University of New York (City College).

Also on January 4, 2023, the Board unanimously appointed Arjan Haverhals as a director of the Company. Mr. Haverhals has been the Company’s Chief Executive Officer since May 2021 and President since September 2020. Mr. Haverhals has also been the President and Chief Executive Officer of the Company’s Dental Division (Wand Dental, Inc.) since June 2020.

On January 10, 2023, the Company announced it has entered into a distribution agreement granting TEKMIKA Health Technologies exclusive distribution rights to market Milestone’s STA Single Tooth Anesthesia System® (STA) in Brazil. TEKMIKA Health Technologies is a leading distributor in Brazil, focused on importing, promotion, marketing and distribution of high-tech medical equipment and device.

On January 12, 2023, the Company announced it has entered into a distribution agreement with Sweden & Martina, a leading European dental distributor and manufacturer. Under the agreement, Sweden & Martina has been awarded the exclusive rights to market Milestone’s STA Single Tooth Anesthesia System® (STA) in the new markets of Spain, Portugal and France. In addition, Sweden & Martina will replace the Company’s current distributor in Italy and become its exclusive STA distributor in this market.

On February 6, 2023, Milestone Scientific Inc. (the "Company”) announced the appointment of Peter Milligan as the Company’s Chief Financial Officer, on a part-time basis, effective February1, 2023. In connection with serving as the Company’s Chief Financial Officer, Mr. Milligan will be entitled to receive an annual salary of $120,000 and be eligible to receive an annual incentive bonus with a target of 40% of his annual cash compensation, which shall be payable in shares of the Company’s common stock. Mr. Milligan will also be entitled to receive $100,000 in shares of the Company’s common stock on an annual basis, of which, $50,000 shall have a grant date of February 1 and $50,000 shall have a grant date as of August 1 of each year beginning in 2023, valued at the closing price of the Company’s common stock on the NYSE American on the grant date, and which shares are to be issued to Mr. Milligan following the expiration of sixty (60) days after the termination of his employment with the Company. Mr. Milligan holds an M.B.A. from New York University with a concentration in Finance and Economics and a B.B.A. in Accounting from Hofstra University. There are no family relationships between Mr. Milligan and any of the Company’s directors or executive officers, and there is no arrangement or understanding between Mr. Milligan or any other person and the Company or any of its subsidiaries pursuant to which he was appointed as an officer of the Company. There are no transactions between Mr. Milligan or any of his immediate family members and the Company or any of its subsidiaries that would be required to be reported under Item 404(a) of Regulation S-K.

On February  27, 2023, the Company  announced that its CompuFlo® Epidural System has received 510(k) FDA clearance for use in the thoracic region of the spine, including the cervical thoracic junction. This approval expands upon the Company’s prior approval of CompuFlo for use within the lumbar region of the spine, where the focus has been on labor and delivery.