Form 10-Q
period 2023-03-31
MILESTONE SCIENTIFIC INC.
filed 2023-05-10
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☑

As of  May 10, 2023, the registrant has a total of 69,998,525 shares of Common Stock, $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

true

MILESTONE SCIENTIFIC INC.

Form 10-Q

TABLE OF CONTENTS

	PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

	Balance Sheets as of March 31, 2023 and December 31, 2022	4

	Statements of Operations for the three months ended March 31, 2023 and 2022	5

	Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and 2022	6

	Statements of Cash Flows for the three months ended March 31, 2023 and 2022	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

	PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signatures		26

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends that may affect Milestone Scientific’s future plans of operations, business strategy, results of operations and financial condition. Milestone Scientific wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Milestone Scientific’s plans and objectives are based, in part, on assumptions involving the continued expansion of its business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Milestone Scientific. Although Milestone Scientific believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, our history of operating losses that are expected to continue, requiring additional funding which we may be unable to raise capital when needed (which may force us to delay, curtail or eliminate commercialization efforts of our CompuFlo Epidural Computer Controlled Anesthesia System), the early stage operations of and relatively lack of acceptance of our medical products, relying exclusively on two third parties to manufacture our products, changes to our distribution arrangements exposes us to risks of interruption of marketing efforts and building new marketing channels, changes in our informal manufacturing arrangements made by the manufacturer of our products and disruptions at the manufacturing facility of our manufacturers, including shortages of or delays in obtaining chips and other components, exposes us to risks that may harm our business, raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights, if physicians do not accept nor use our CompuFlo Epidural Computer Controlled Anesthesia System, our ability to generate revenue from sales will be materially impaired, exposure to the risks inherent in international sales and operations, including China, and developments by competitors may render our products or technologies obsolete or non-competitive, the inclusion of such information should not be regarded as a representation by Milestone Scientific or any other person that the objectives and plans of Milestone Scientific will be achieved. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and the actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in Milestone Scientific’s reports, including without limitation, Milestone Scientific's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”). Milestone Scientific disclaims any intent or obligation to update such forward-looking statements.

Milestone Scientific is the owner of the following registered U.S. trademarks: CompuDent®; CompuMed®; CompuFlo®; DPS Dynamic Pressure Sensing technology®; Milestone Scientific ®; CathCheckTM; the Milestone logo ®; SafetyWand®; STA Single Tooth Anesthesia Device®; and The Wand ®.

Part I- Financial Information

Item 1. Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,277,953	$8,715,279
Marketable securities	4,430,384	-
Accounts receivable, net	912,399	693,717
Prepaid expenses and other current assets	767,430	443,872
Inventories	2,038,298	1,792,335
Advances on contracts	1,154,826	1,325,301
Total current assets	11,581,290	12,970,504
Furniture, fixtures and equipment, net	15,333	18,146
Intangibles, net	214,742	227,956
Right of use assets finance lease	15,483	17,645
Right of use assets operating lease	422,355	443,685
Other assets	24,150	24,150
Total assets	$12,273,353	$13,702,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$823,907	$1,102,729
Accounts payable, related party	451,572	803,492
Accrued expenses and other payables	1,032,532	1,124,839
Accrued expenses, related party	240,830	167,549
Current portion of finance lease liabilities	9,582	9,365
Current portion of operating lease liabilities	94,532	91,701
Total current liabilities	2,652,955	3,299,675
Non-current portion of finance lease liabilities	8,219	10,698
Non-current portion of operating lease liabilities	360,304	385,279
Total liabilities	$3,021,478	$3,695,652

Commitments

Stockholders’ equity
Common stock, par value $.001; authorized 100,000,000 shares; 69,805,700 shares issued and 69,772,367 shares outstanding as of March 31, 2023; shares; 69,306,497 shares issued and 69,273,164 shares outstanding as of December 31, 2022;	69,806	69,306
Additional paid in capital	128,042,597	127,478,325
Accumulated deficit	(117,718,071)	(116,410,405)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific, Inc. stockholders' equity	9,482,816	10,225,710
Noncontrolling interest	(230,941)	(219,276)
Total stockholders’ equity	9,251,875	10,006,434

Total liabilities and stockholders’ equity	$12,273,353	$13,702,086

                     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022

Product sales, net	$2,597,598	$2,700,902
Cost of products sold	708,135	1,018,476
Gross profit	1,889,463	1,682,426

Selling, general and administrative expenses	3,074,572	3,115,629
Research and development expenses	140,347	464,466
Depreciation and amortization expense	17,220	16,814
Total operating expenses	3,232,139	3,596,909

Loss from operations	(1,342,676)	(1,914,483)
Interest income (expense)	23,345	(4,742)
Loss before provision for income taxes	(1,319,331)	(1,919,225)
Provision for income taxes	-	-
Net loss	(1,319,331)	(1,919,225)
Net loss attributable to noncontrolling interests	(11,665)	(17,502)
Net loss attributable to Milestone Scientific Inc.	$(1,307,666)	$(1,901,723)

Net loss per share applicable to common stockholders—
Basic and diluted	(0.02)	(0.03)

Weighted average shares outstanding and to be issued—
Basic and diluted	72,104,234	69,013,001

                    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	Common Stock	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total Stockholder Equity
Balance January 1, 2023	69,306,497	$69,306	$127,478,325	$(116,410,405)	$(219,276)	$(911,516)	$10,006,434
Stock based compensation			388,772	-	-	-	388,772
Common stock issued to board of directors for services	256,868	258	(258)	-	-	-	-
Common stock to be issued to employees for bonuses	-	-	50,000	-	-	-	50,000
Common Stock issued to Consultants	242,335	242	125,758	-	-	-	126,000
Net loss	-	-	-	(1,307,666)	(11,665)	-	(1,319,331)
Balance at March 31, 2023	69,805,700	$69,806	$128,042,597	$(117,718,071)	$(230,941)	$(911,516)	$9,251,875

	Common Stock	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total Stockholder Equity
Balance January 1, 2022	68,153,336	$68,153	$124,915,560	$(107,204,274)	$(152,541)	$(911,516)	$16,215,382
Stock based compensation	-	-	305,370	-	-	-	305,370
Common stock to be issued to employees for bonuses	-	-	164,385	-	-	-	164,385
Net loss	-	-	-	(1,901,723)	(17,502)	-	(1,919,225)
Balance at March 31, 2022	68,153,336	$68,153	$125,385,315	$(109,105,997)	$(170,043)	$(911,516)	$14,765,912

                     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

(UNAUDITED)

	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net loss	$(1,319,331)	$(1,919,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,005	3,388
Amortization of intangibles	13,214	13,426
Stock based compensation	388,772	305,370
Employees paid in stock	50,000	164,385
Expense paid in stock	126,000	-
Amortization of right-of-use asset	22,579	21,506
Changes in operating assets and liabilities:
Increase in accounts receivable	(218,682)	(120,341)
Increase in accounts receivable, related party	-	(269,973)
Increase in inventories	(245,963)	(258,395)
Decrease in advances on contracts	170,475	92,007
Increase in prepaid expenses and other current assets	(323,558)	(246,720)
(Decrease) increase in accounts payable	(278,822)	231,668
(Decrease) increase in accounts payable, related party	(351,920)	733,062
Decrease in accrued expenses	(92,307)	(81,797)
Increase (decrease) in accrued expenses, related party	73,280	(156,427)
Decrease operating lease liability	(21,330)	(19,442)
Net cash used in operating activities	$(2,003,588)	$(1,507,508)

Cash flows from investing activities:
Purchase of furniture, fixtures, and equipment	(1,192)	-
Purchase of Marketable securities	(4,430,384)	-
Net cash used in investing activities	$(4,431,576)	$-

Cash flows from financing activities:
Payments finance lease obligations	(2,162)	(2,063)
Net cash used in financing activities	$(2,162)	$(2,063)

Net decrease in cash and cash equivalents	(6,437,326)	(1,509,571)
Cash and cash equivalents at beginning of period	8,715,279	14,764,346
Cash and cash equivalents at end of period	$2,277,953	$13,254,775

          The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS

All references in this report to “Milestone Scientific,” “us,” “our,” “we,” the “Company” or “Milestone” refer to Milestone Scientific Inc., and its consolidated subsidiaries, Wand Dental, Inc., and Milestone Medical, Inc. (all described below), unless the context otherwise indicates. Milestone Scientific is the owner of the following registered U.S. trademarks: CompuDent®; CompuFlo®; DPS Dynamic Pressure Sensing technology®; Milestone Scientific ®; the Milestone logo ®; SafetyWand®; STA Single Tooth Anesthesia System®; and The Wand ®.

Milestone Scientific was incorporated in the State of Delaware in August 1989. Milestone Scientific has developed a proprietary, revolutionary, computer-controlled anesthetic delivery device, our DPS Dynamic Pressure Sensing Technology® System, to meet the needs of various subcutaneous drug delivery injections and fluid aspiration – enabling healthcare practitioners to achieve multiple unique benefits that cannot currently be accomplished with the 160-year-old manual syringe. The device, using The Wand®, a single use disposable handpiece, is marketed in dentistry under the trademarks CompuDent® and STA Single Tooth Anesthesia System®, and is suitable for all dental procedures that require local anesthetic. The dental devices are sold in the United States, Canada and in 38 other countries. Milestone Scientific also has 510(k) marketing clearance from the U.S. Food and Drug Administration (FDA) on the CompuFlo® Epidural Computer Controlled Anesthesia System in the lumbar spine region. In addition, certain medical devices have obtained CE mark approval and can be marketed and sold in most European countries.

Milestone Scientific is a biomedical technology research and development company that patents, designs, develops and commercializes innovative diagnostic and therapeutic injection technologies and devices for medical and dental use. Since our inception, we have engaged in pioneering proprietary, innovative, computer-controlled injection technologies, and solutions for the medical and dental markets. Our common stock was initially listed on the NYSE American on June 1, 2015 and trades under the symbol “MLSS”. The Company is focused on building its intellectual property portfolio across numerous indications.

NOTE 2-  LIQUIDITY  AND UNCERTAINTIES

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. Total operating losses since inception have been $117.7 million. The operating losses were $1.3 million and $1.9 million for three months ended March 31, 2023 and 2022, respectively. Management has prepared cashflow forecasts covering a period of 12 months from the date of issuance of these financial statements. As the company completes the 1st third of 2023, it has compiled an updated forecast for the remainder of 2023 and the 1st half of 2024.As a result of the new forecast management has concluded that there is no substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company has sufficient cash, along with the current cash flow and support from the dental business to mitigate the expected selling expenditures for commercialization of the Epidural medical device, as well as other operating expenditures and planned new product development programs, over the next twelve months from the filing date of this report.

These forecasts include several revenue and operating expense assumptions which indicate that the Company’s current cash and liquidity is sufficient to finance the operating requirements for at least the next 12 months, Management believes that the Company will have sufficient cash reserves to meet its anticipated obligations for at least the next twelve months from the filing date of this report. Milestone Scientific is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue from its dental business worldwide, the generation of revenue from its medical devices and disposables business in the United States and worldwide, and a reduction in operating expenses. However, the Company’s continued operations will depend on its ability to raise additional capital through various potential sources until it achieves profitability, if ever.

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

Sanctions imposed by the United States and other western democracies, against Russia because of the Ukraine conflict, and any expansion of the conflict, are likely to have unpredictable and wide-ranging effects on the domestic and global economy and financial markets, which could have an adverse effect on our business and results of operations. The conflict has caused market volatility, a sharp increase in certain commodity prices, and an increasing number and frequency of cybersecurity threats. As direct impact from the conflict, we have experienced a decrease in international sales to Ukraine and halted all sales to Russia. We will continue to monitor the situation carefully and, if necessary, take action to protect our business, operations, and financial condition.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and the applicable rules and regulations of the Securities and Exchange Commission (SEC) include the accounts of Milestone Scientific and its wholly owned and majority owned subsidiaries, including, Wand Dental (wholly owned), and Milestone Medical (majority owned).  All significant, intra-entity transactions and balances have been eliminated in the consolidation.

2. Basis of Presentation

The unaudited condensed consolidated financial statements of Milestone Scientific have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present such interim results. Interim results are not necessarily indicative of the results of operations which may be expected for a full year or any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2022, included in Milestone Scientific's Annual Report on Form 10-K.

3. Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the allowance for doubtful accounts, inventory valuation, and cash flow assumptions regarding evaluations going concern considerations, stock compensation expense, and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

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

The Company derives its revenues from the sale of its products, primarily dental instruments, handpieces, and other related products. The Company sells its products directly to consumers in U.S. and through a global distribution network and that includes both exclusive and non-exclusive distribution agreements with related and third parties.

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

E-Commerce

As of January 3, 2023, the Company launched an E-Commerce platform, selling and shipping STA Single Tooth Anesthesia System® (STA) and handpieces directly to dental offices and dental groups within the U.S. Our  E-commerce portal accepts online payments via credit and debit cards. The cost of delivery is charged to customer along with appropriate sales tax. The Company recognizes revenue from product sales at the time the product ships to a customer via a third party.

Sales Returns

The Company records allowances for product returns as a reduction of revenue at the time product sales are recorded. Several factors are considered in determining whether an allowance for product returns is required, including the customers’ return rights and the Company’s historical experience with returns and the amount of product in the distribution channel not consumed by end users and subject to return. The Company relies on historical return rates to estimate returns. The Company terminated its major US distributor contract as of December 31, 2022. That distributor had return rights in connection with this contract termination that extended through March 31, 2023. The Company recorded allowance of approximately $179,000 for those returns within its December 31, 2022 financial statements.  As of March 31, 2023, no returns were presented, and the Company reversed the allowance for sales returns.

Financing and Payment

The Company's payment terms differ by geography and customer, but payments from distributors are required within 90 days or less from the date of shipment. The E-commerce portal sells directly to end users and accepts online payments via credit and debit cards via a 3rd party. These payments from the 3rd party are settled within 2 business days.

Disaggregation of Revenue

The Company operates in two operating segments: dental and medical. Therefore, results of the Company's operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. See Note 8 for revenues by geographical market, based on the customer’s location, and product category for the three months ended March 31, 2023, and 2022.

5.  Cash and Cash Equivalents

Milestone Scientific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2023 and December 31, 2022, Milestone Scientific has approximately $2.3 million and $8.7 million, respectively of cash and cash equivalents. As of March 31, 2023 and December 31, 2022, Milestone Scientific had approximately $6.5 million and $8.3 million, respectively, in cash, cash equivalents, and marketable securities that exceeded the Federal Deposit Insurance Corporation insurance limit of $250,000.

6. Marketable Securities

The Company’s marketable securities are comprised of treasury bills with original maturity greater than three months from date of purchase. The Company’s marketable securities are measured at fair value and are accounted for in accordance with ASU 2016-01. Unrealized holding gains and losses on treasury bills are recorded in net realized and unrealized gain (loss) from investments on the unaudited condensed consolidated statements of operations. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the marketable securities.

The appropriate classification of marketable securities is determined at the time of purchase and evaluated as of each reporting balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Declines in the fair values of equity securities that are considered other-than-temporary, are charged to other income (expense), net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. As of  March 31, 2023, the Company held  approximately $4.4 million in  U.S. treasury securities which maturity within 3 and 6 months of the balance sheet date.

7.  Accounts Receivable

The e-commerce portal sells directly to end users and accepts online payments via credit and debit cards via a third-party credit card processor. These payments are settled within 2 business days of the transactions. Sales to distributors are on credit terms. The Company estimates losses from the ability or inability of its distributor to make payments on amounts billed.

Distributors credit sales are due in 90 days or less from the date of invoicing. As of March 31, 2023 and  December 31, 2022, accounts receivable was recorded, net of allowance for doubtful accounts of $10,000.

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

9.  Basic and Diluted Net Loss Per Common Share

Milestone Scientific presents “basic” earnings (loss) per common share applicable to common stockholders and, if applicable, “diluted” earnings (loss) per common share applicable to common stockholders pursuant to the provisions of ASC 260, “Earnings per Share”. Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued common shares of 72,104,234 and 69,013,001 for the three months ended March 31, 2023 and 2022, respectively. The calculation of diluted earnings per common share is like that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants were issued during the period.

Since Milestone Scientific had net losses in the three months ended March 31, 2023, and 2022, the assumed effects of the exercise of potentially dilutive outstanding stock options, unissued restricted stock awards (“RSA”) and warrants, were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, RSA's and warrants totaled 7,670,661 and 7,543,252 on March 31, 2023, and 2022, respectively.

10. Stock-Based Compensation

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

11.  Recent Accounting Pronouncements

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

In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic, 326), Derivatives and hedging (Topic 815), and Leases (Topic 842): Effective dates, which deferred the effective date of ASU 2016-13 for the Company. As a result of ASU 2019-10, ASU 2016-13 is effective for all entities with fiscal years beginning after December 15, 2022, including interim periods.  As January 1, 2023, the Company adopted  ASU 2019-10, Financial Instruments - Credit Losses (Topic, 326), Derivatives and hedging (Topic 815), and Leases (Topic 842) the adoption of this ASU does not have a material impact on our financial statements.

NOTE 4 — INVENTORIES

Inventories consist of the following:

	March 31, 2023	December 31, 2022

Dental finished goods	$1,541,290	$1,315,263
Medical finished goods	326,686	334,124
Component parts and other materials	170,322	142,948
Total inventories	$2,038,298	$1,792,335

The Company has recorded an allowance on slow moving Medical finished goods due to the slow adoption of the epidural instruments and handpieces for approximately $1.0 million as of March 31, 2023 and December 31, 2022, respectively.

NOTE 5 — ADVANCES ON CONTRACTS

The advances on contracts represent funding of future STA inventory purchases, epidural instruments, and epidural replacements parts. The balance of the advances as of March 31, 2023 and December 31, 2022 is approximately $1.2 million and $1.3 million, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

NOTE 6— STOCKHOLDERS’ EQUITY

Warrants

The following table summarizes information about shares issuable under warrants outstanding as of March 31, 2023:

	Warrant shares outstanding	Weighted Average exercise price	Weighted Average remaining life	Intrinsic value

Outstanding at January 1, 2023	4,268,221	2.18	.50	-
Issued	-	-	-	-
Exercised	-	-	-	-
Outstanding and exercisable at March 31, 2023	4,268,221	2.18	.25	125,828

Shares to Be Issued

As of March 31, 2023, and 2022, there were 2,136,101 and 2,000,127 respectively of shares to be issued whose issuance has been deferred under the terms of an employment agreements with the Chief Executive Officer, and other employees of Milestone Scientific. Such shares will be issued to each party upon termination of their employment.

As of March 31, 2023, and 2022, there were 382,697 and 174,364 respectively of  shares to be issued to non-employees,  for services rendered. The number of shares was fixed at the date of grant and were fully vested upon grant date.

The following table summarizes information about shares to be issued on March 31, 2023 and 2022.

	March 31, 2023	March 31, 2022

Shares-to-be-issued, outstanding January 1, 2023 and 2022, respectively	2,440,673	2,066,343
Granted in current period	78,125	108,148
Issued in current period	-	-
Shares-to be issued outstanding March 31, 2023 and 2022, respectively	2,518,798	2,174,491

Stock Options Plans

The Milestone Scientific Inc. 2020 Equity Compensation Plan, as amended and restated (the "2020 Plan"), provides for awards of restricted common stock, restricted stock units, options to purchase common stock and other awards, up to a maximum 4,000,000 shares of common stock and expires in June 2031. Options may be granted to employees, directors, and consultants of Milestone Scientific for the purchase of shares of common stock at a price not less than the fair market value of common stock on the date of grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant.

Milestone Scientific recognizes compensation expense over the requisite service period. For three months ended March 31, 2023 and 2022, Milestone Scientific recognized $362,751 and $305,370 of total employee compensation cost, respectively, recorded in general and administrative expenses on the statement of operations.

A summary of option activity for employees under the plans and changes during the three months ended March 31, 2023 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2023	3,059,989	2.36	6.38	-
Granted during 2023	-	-	-	-
Exercised during 2023	-	-	-	-
Forfeited or expired during 2023	-	-	-	-
Options outstanding March 31, 2023	3,059,989	2.36	6.13	-
Exercisable, March 31, 2023	1,081,651	2.16	4.55	-

A summary of option activity for non-employees under the plans and changes during the three months ended March 31, 2023 presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2023	91,663	1.75	2.55	1,083
Granted during 2023	8,333	0.89	4.99	-
Exercised during 2023	-	-	-	-
Options outstanding March 31, 2023	99,996	1.68	2.53	8,583
Exercisable, March 31, 2023	86,109	1.78	2.21	7,583

For the three months ended March 31, 2023 and 2022 , Milestone Scientific recognized approximately $7,798 and $4,978 expense related to non-employee options, respectively.

The information below summarizes the restricted stock award activity for three months ended March 31, 2023.

	Number of Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested as January 1, 2023	435,293	1.18
Granted	-	-
Vested	(192,835)	-
Cancelled		-
Non-vested as March 31, 2023	242,458	1.33

As of March 31, 2023, there are 49,615 restricted shares granted and deferred under the terms of  employment agreements with each Territory Manager of Milestone Scientific. Such shares will be issued to each party upon completion of 2 years of employment. For the three months ended March 31, 2023 and 2022, the Company recognized stock compensation expense of approximately $9,400 and 22,000 respectively. As of March 31, 2023, the total unrecognized compensation expense was $28,100, related to unvested restricted stock awards, which the Company expects to recognize over an estimated weighted-average period of .78 years.

As of  March 31, 2023, the Company entered into restricted stock agreements with members of the Board of Directors of the Company. The Company granted 899,390 restricted stock awards with a fair market value of $0.82 per share. Such restricted stock vests as follows: 25% on the grant date in June 2023, and 25% quarterly, on the first day of the following months:   October 2023,  January 2023, and  April 2024. These awards vest immediately upon a change of control as defined in the agreements. As of March 31, 2023 the Company recognized approximately $140,000 for restricted stock expenses recorded in general and administrative expenses on the statement of operations. As of  March 31, 2023, the total unrecognized stock compensation expense was approximately $20,000 related to non-vested restricted stock awards with the members of the Board of Directors, which the Company expects to recognize over an estimated weighted average period of 0.1 years

NOTE 7 — INCOME TAXES

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

NOTE 8 — SEGMENT AND GEOGRAPHIC DATA

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

The following tables present information about our reportable and operating segments:

	For the Three Months ended March 31,

Net Sales:	2023	2022
Dental	$2,591,398	$2,693,352
Medical	6,200	7,550
Total net sales	$2,597,598	$2,700,902

Operating Income (Loss):	2023	2022
Dental	$641,940	$354,240
Medical	(821,933)	(1,236,091)
Corporate	(1,162,683)	(1,032,632)
Total operating loss	$(1,342,676)	$(1,914,483)

Depreciation and Amortization:	2023	2022
Dental	$1,168	$893
Medical	968	1,019
Corporate	15,084	14,902
Total depreciation and amortization	$17,220	$16,814

Income (loss) before taxes and equity in earnings of affiliates:	2023	2022
Dental	$641,169	$352,797
Medical	(823,768)	(1,237,540)
Corporate	(1,136,732)	(1,034,482)
Total loss before taxes and equity in earnings of affiliate	$(1,319,331)	$(1,919,225)

Total Assets	March 31, 2023	December 31, 2022
Dental	$4,051,796	$3,875,978
Medical	691,720	620,373
Corporate	7,529,837	9,205,735
Total assets	$12,273,353	$13,702,086

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
Domestic: US	Dental		Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$		$1,000	$225,274	$122,968	$-	$122,968
Handpieces		1,139,778	1,200	1,140,978	795,859	7,550	803,409
Accessories		23,071	-	23,071	24,860	-	24,860
Grand Total		$1,387,123	$2,200	$1,389,323	$943,687	$7,550	$951,237

International: Rest of World
Instruments		$398,955	$-	$398,955	$453,560	$-	$453,560
Handpieces		789,116	4,000	793,116	923,952	-	923,952
Accessories		16,204	-	16,204	12,189		12,189
Grand Total		$1,204,275	$4,000	$1,208,275	$1,389,701	$-	$1,389,701

International: China
Instruments		$-	$-	$-	$-	$-	$-
Handpieces		-	-	-	359,964	-	359,964
Accessories		-	-	-	-	-	-
Grand Total		$-	$-	$-	$359,964	$-	$359,964

Total Product Sales		$2,591,398	$6,200	$2,597,598	$2,693,352	$7,550	$2,700,902

NOTE 9 – CONCENTRATIONS

Milestone Scientific has informal arrangements with third-party U.S. manufacturers of the STA devices, pursuant to which they manufacture these products under specific purchase orders which contain advance requirements but without any long-term contract or minimum purchase commitment. Advances on contracts have been classified as current at  March 31, 2023, and 2022. The termination of the manufacturing relationship with any of these manufacturers could have a material adverse effect on Milestone Scientific’s ability to produce and sell its products. Although alternate sources of supply exist, and new manufacturing relationships could be established, Milestone Scientific would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, because of termination of such a relationship, would have a material adverse effect on Milestone Scientific’s financial condition, business, and results of operations.

On January 3, 2023, the Company launched an E-Commerce platform, selling and shipping STA Single Tooth Anesthesia System® (STA) and handpieces directly to dental offices and dental groups within the U.S. For the three months ended March 31, 2023 E-Commerce accounted for 40% of  net product sales and one distributor  accounted for 15% of net product sales. We had three distributors that accounted for 31%, 13%, and 13% of net product sales, respectively, for three months ended March 31, 2022.

We had two distributors that accounted for 43%, and 13% of accounts receivable, respectively for three months ended March 31, 2023. We had two customers that accounted for 33%, and 20% amount of accounts receivable, respectively as of December 31, 2022.

As of  March 31, 2023, we had one vendor that accounted for 11% of accounts payable. As of  March 31, 2023, we had one vendor that accounted for 35% of accounts payable related party. We had one vendor that accounted for 42% of accounts payable related party as of December 31, 2022.

NOTE 10 -- RELATED PARTY TRANSACTIONS

United Systems

Milestone Scientific has a supply  agreement with United Systems (whose controlling shareholder, Tom Cheng, is a significant stockholder of Milestone Scientific), the principal manufacturers of its handpieces, pursuant to which it manufactures products under specific purchase orders, but without minimum purchase commitments. Purchases from this manufacturer were approximately

$667,000 and $1.2 million for the three months ended March 31, 2023 and 2022, respectively. As of March  31, 2023 and December 31, 2022, Milestone Scientific owed this manufacturer approximately $451,000, and $819,000, respectively, which is included in accounts payable, related party and accrued expense, related party on the unaudited condensed consolidated balance sheets.

Other

During 2022, K. Tucker Andersen, on significant stockholder of Milestone Scientific, entered into an agreement with Milestone Scientific to provide financial and business strategic services. Expenses recognized on this agreement were $25,000 for three months ended March 31, 2022. The agreement was not renewed in 2023.

The Director of Clinical Affairs’ royalty fee was approximately $122,000 and $133,000 for three months ended March 31, 2023 and 2022, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of  $39,000 for three months ended March 31, 2023 and 2022, respectively. As of  March 31, 2023 and December 31, 2022, Milestone Scientific owed the Director Clinical Affairs for royalties of approximately $122,000 and $120,000, respectively, which is included in accounts payable, related party and accrued expense, related party, in the condensed consolidated balance sheet.

Pursuant to a Succession Agreement dated April 6, 2021 between Mr. Osser and the Company: (i) the Employment Agreement dated as of July 10, 2017 between Mr. Osser and the Company, pursuant to which upon Mr. Osser stepping down as Interim Chief Executive Officer of the Company, the Company agreed to employ him as Managing Director, China Operations of the Company (the “China Operations Agreement”), and (ii) the Consulting Agreement dated as of July 10, 2017 (the “Consulting Agreement”) between the Company and U.S. Asian Consulting Group, LLC, a company of which Mr. Osser is a principal, the compensation under the China Operations Agreement was modified to reduce the overall compensation by $100,000 to $200,000, split equally between a cash amount and an amount in shares, and the compensation under the Consulting Agreement was increased by $100,000 to $200,000, equally split between a cash amount and an amount in shares, which shares were formerly payable under the China Operations Agreement.  Compensation under the China Operations Agreement and the Consulting Agreement are payable for 9.5 years from May 19, 2021. The Company recorded expense of $50,000  related to the Managing Director, China Operations for three months ended March 31, 2023 and 2022, respectively. The Company recorded expense of $50,000 related to the US Asian Consulting Group, LLC for three months ended March 31, 2023 and 2022, respectively.

NOTE 11 — COMMITMENTS

(1)  Contract Manufacturing Agreement

Milestone Scientific has informal arrangements with third-party manufacturers of the STA, device pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. The Company has a purchase commitment for the delivery of 1,700 STA CompuDent® instruments as of March 31, 2023. As of March 31, 2023, the purchase order commitment was approximately $1.4 million, and approximately $1.1 million was paid and reported in advances on contracts in the condensed consolidated balance sheet. As of December 31, 2022, the purchase order commitment was approximately $1.7 million, and approximately $1.2 million was paid and reported in advances on contracts in the condensed consolidated balance sheet.

(2)  Leases

Operating Leases

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

●	The expected lease terms include non-cancellable lease periods. Renewal option periods are not included in the determination of the lease terms as they were not reasonably certain to be exercised.

The components of lease expense were as follows:

	March 31, 2023	March 31, 2022
Cash paid for operating lease liabilities	$32,694	$31,882
Cash paid for finance lease liabilities	2,685	2,685
Right-of-use assets obtained in exchange for new operating lease liabilities (1)		663,009
Property and equipment obtained in exchange for new finance lease liabilities		43,242
Weighted Average Remaining Lease Term
Finance leases (years)	1.8 years	2.8 years
Operating leases (years)	4 years	5 years
Weighted-average discount rate – operating leases	9.20%	9.20%
Weighted-average discount rate – finance leases	9.20%	9.20%

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussions of the financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements contained in this report and in connection with management's discussion and analysis and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission, or SEC on March 30, 2023. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements, within the meaning of section 21E of the Exchange Act, that involve risks and uncertainties. The actual results may differ materially from those anticipated in these forward-looking statements.

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

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$224,274	$1,000	$225,274	$122,968	$-	$122,968
Handpieces	1,139,778	1,200	1,140,978	795,859	7,550	803,409
Accessories	23,071	-	23,071	24,860	-	24,860
Grand Total	$1,387,123	$2,200	$1,389,323	$943,687	$7,550	$951,237

International: Rest of World
Instruments	$398,955	$-	$398,955	$453,560	$-	$453,560
Handpieces	789,116	4,000	793,116	923,952	-	923,952
Accessories	16,204	-	16,204	12,189	-	12,189
Grand Total	$1,204,275	$4,000	$1,208,275	$1,389,701	$-	$1,389,701

International: China
Instruments	$-	$-	$-	$-	$-	$-
Handpieces	-	-	-	359,964	-	359,964
Accessories	-	-	-	-	-	-
Grand Total	$-	$-	$-	$359,964	$-	$359,964

Total Product Sales	$2,591,398	$6,200	$2,597,598	$2,693,352	$7,550	$2,700,902

Current Product Platform

See  Note 1, “Organization and Business”.

Results of Operations

The following table sets forth the consolidated results of operations for the three months ended March 31, 2023 and 2022 , respectively. The trends suggested by this table may not be indicative of future operating results:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Operating results:
Product sales, net	$2,597,598	$2,700,902
Cost of products sold	708,135	1,018,476
Gross profit	1,889,463	1,682,426

Operating expenses:
Selling, general and administrative expenses	3,074,572	3,115,629
Research and development expenses	140,347	464,466
Depreciation and amortization expense	17,220	16,814
Total operating expenses	3,232,139	3,596,909
Loss from operations	(1,342,676)	(1,914,483)
Other income, and interest expense net	23,345	(4,742)
Net loss	(1,319,331)	(1,919,225)
Net loss attributable to noncontrolling interests	(11,665)	(17,502)
Net loss attributable to Milestone Scientific Inc.	$(1,307,666)	$(1,901,723)

Three months ended March 31, 2023 compared three months ended March 31, 2022

Net sales for 2023 and 2022 were as follows:

	2023	2022	Change
Dental	$2,591,398	$2,693,352	$(101,954)
Medical	6,200	7,550	$(1,350)
Total sales, net	$2,597,598	$2,700,902	$(103,304)

Consolidated revenue for the three months ended March 31, 2023 and 2022 was approximately $2.6 million and $2.7 million, respectively, a decrease of approximately $0.1 million. As of January 3, 2023, the Company launched an E-Commerce platform, selling and shipping STA Single Tooth Anesthesia System® (STA) and handpieces directly to end users, including dental offices and dental groups, within the U.S. E-commerce's revenue for the three months ended March 31, 2023 was approximately $989,000. The Company terminated its major U.S. distributor, Henry Schein, as of December 31, 2022 . The distributor had return rights through March 31, 2023 under the distribution contract. The Company recorded an allowance of approximately $179,000 for those returns at December 31, 2022. The allowance was reversed as of March 31, 2023. The Company recorded no revenue from Henry Schein for the three months ended March 31, 2023 compared to approximately $840,000 recorded for the three months ended March 31, 2022.  Revenue from other U.S. distributors was approximately $219,000 for the three months ended March 31, 2023, an increase of $116,000 compared to March 31, 2022. For the three months ended March 31, 2023, international revenue was approximately $1.2 million, a decrease of $186,000, compared to March 31, 2022. As of March 31, 2023, the Company reported no revenue from China, as compared to approximately $360,000 for the three months ended March 31, 2022.

Gross Profit for 2023 and 2022 were as follows:

	2023	2022	Change
Dental	$1,889,256	$1,677,661	$211,595
Medical	207	4,765	$(4,558)
Total gross profit	$1,889,463	$1,682,426	$207,037

Consolidated gross profit for the three months ended March 31, 2023, and 2022 increased by $0.2 million or 12%. The increase was due to higher margins sales associated with our the launch of E-Commerce platform.

Selling, general and administrative expenses for 2023 and 2022 were as follows:

	2023	2022	Change
Dental	$1,117,405	$866,012	$251,393
Medical	809,568	1,231,886	(422,318)
Corporate	1,147,599	1,017,731	129,868
Total selling, general and administrative expenses	$3,074,572	$3,115,629	$(41,057)

Consolidated selling, general and administrative expenses for the three months ended March 31, 2023, and 2022 were approximately $3.0 million and 3.1 million, respectively. The decrease of approximately $41,000 is categorized in several areas. Employee salaries, and benefits expenses decreased approximately $166,000 for the three months ended March 31, 2023 compared to the same period in 2022. The Company decreased employee travel, professional fees, and other selling, general and administrative expenses by approximately $65,000 for the three months ended March 31, 2023, compared to the same period  in 2022.The Company increased marketing and warehousing expense for the three months ended March 31, 2023, by approximately $190,000 due to decreased trade show participation and launch of the E-Commerce platform.

Research and Development for 2023 and 2022 were as follows:

	2023	2022	Change
Dental	$128,743	$456,516	$(327,773)
Medical	11,604	7,950	3,654
Corporate	-	-	-
Total research and development	$140,347	$464,466	$(324,119)

Consolidated research and development expenses for the three months ended March 31, 2023 and 2022 were approximately $140,000 and $464,000, respectively. The decrease of approximately $324,000 is related to the Company's development of the next generation to the STA Single Tooth Anesthesia System product line being delayed.

Profit (Loss) from Operations for 2023 and 2022 were as follows:

	2023	2022	Change
Dental	$641,940	$354,240	$287,700
Medical	(821,933)	(1,236,091)	414,158
Corporate	(1,162,683)	(1,032,632)	(130,051)
Total loss from operations	$(1,342,676)	$(1,914,483)	$571,807

The loss from operations was approximately $1.3 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of approximately $0.6 million. As stated above, the decrease in the loss from operations is primarily due higher margins in dental sales and a reduction in research and development costs.

Liquidity and Capital Resources

Milestone Scientific has incurred annual operating losses and negative cash flows from operating activities since its inception. Milestone Scientific is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue from its dental business and the medical business worldwide, and a reduction in operating expenses. On March 31, 2023, Milestone Scientific had cash and cash equivalents of approximately $2.3 million and working capital of approximately $8.9 million.  As of March 31, 2023, the Company held  approximately $4.4 million in  U.S. treasury securities with maturities within 3 and 6 months of the balance sheet date. For the  three months ended March 31, 2023 and March 31, 2022, we had cash flows used in operating activities of approximately $2.0 million and $1.5 million, respectively. Management believes that the Company has sufficient cash, along with the current cash flow and support from the dental business to mitigate the expected selling expenditures for commercialization of the Epidural medical device, as well as other operating expenditures and planned new product development programs, over the next twelve months from the filing date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Milestone Scientific is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Milestone Scientific’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of Milestone Scientific’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, Milestone Scientific’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of March 31, 2023 are effective to ensure that information required to be disclosed in the reports Milestone Scientific files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Milestone Scientific's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in Milestone Scientific’s internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, Milestone Scientific’s internal controls over financial reporting.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2022 Annual Report.

Item1B. Unresolved Staff Comments

None.

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

MILESTONE SCIENTIFIC INC.

/s/ Arjan Haverhals
Arjan Haverhals
Chief Executive Officer
(Principal Executive Officer)

/s/ Peter Milligan
Peter Milligan
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 10, 2023