Form 10-Q
period 2023-06-30
MILESTONE SCIENTIFIC INC.
filed 2023-08-14
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☑

As of August 14, 2023, the registrant has a total of 71,365,659 shares of Common Stock, $0.001 par value outstanding.

true

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

Milestone Scientific is the owner of the following registered U.S. trademarks: CompuDent®; CompuMed®; CompuFlo®; DPS Dynamic Pressure Sensing technology®; Milestone Scientific ®; CathCheck®; the Milestone logo ®; SafetyWand®; STA Single Tooth Anesthesia Device®; and The Wand ®.3

Part I- Financial Information

Item 1. Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,701,453	$8,715,279
Marketable securities	1,981,180	-
Accounts receivable, net	789,584	693,717
Prepaid expenses and other current assets	551,990	443,872
Inventories	2,193,063	1,792,335
Advances on contracts	1,282,806	1,325,301
Total current assets	10,500,076	12,970,504
Furniture, fixtures and equipment, net	11,867	18,146
Intangibles, net	201,529	227,956
Right of use assets finance lease	13,319	17,645
Right of use assets operating lease	400,511	443,685
Other assets	24,150	24,150
Total assets	$11,151,452	$13,702,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$674,587	$1,102,729
Accounts payable, related party	626,690	803,492
Accrued expenses and other payables	1,422,506	1,124,839
Accrued expenses, related party	278,339	167,549
Current portion of finance lease liabilities	9,805	9,365
Current portion of operating lease liabilities	97,429	91,701
Total current liabilities	3,109,356	3,299,675
Non-current portion of finance lease liabilities	5,683	10,698
Non-current portion of operating lease liabilities	334,750	385,279
Total liabilities	$3,449,789	$3,695,652

Commitments

Stockholders’ equity
Common stock, par value $.001;authorized 100,000,000 shares; 70,107,739 shares issued and 70,074,406 shares outstanding as of June 30, 2023; 69,306,497 shares issued and 69,273,164 shares outstanding as of December 31, 2022;	70,108	69,306
Additional paid in capital	128,720,911	127,478,325
Accumulated deficit	(119,934,388)	(116,410,405)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific, Inc. stockholders' equity	7,945,115	10,225,710
Noncontrolling interest	(243,452)	(219,276)
Total stockholders’ equity	7,701,663	10,006,434

Total liabilities and stockholders’ equity	$11,151,452	$13,702,086

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022

Product sales, net	$2,909,966	$1,648,368	$5,507,564	$4,349,270
Cost of products sold	1,019,907	967,720	1,728,882	1,986,196
Gross profit	1,890,059	680,648	3,778,682	2,363,074

Selling, general and administrative expenses	3,937,281	3,282,322	7,011,012	6,397,948
Research and development expenses	213,647	266,560	353,994	731,027
Depreciation and amortization expense	16,681	16,645	33,902	33,460
Total operating expenses	4,167,609	3,565,527	7,398,908	7,162,435

Loss from operations	(2,277,550)	(2,884,879)	(3,620,226)	(4,799,361)
Interest income (expense)	48,722	3,550	72,067	(1,193)
Loss before provision for income taxes	(2,228,828)	(2,881,329)	(3,548,159)	(4,800,554)
Net loss	(2,228,828)	(2,881,329)	(3,548,159)	(4,800,554)
Net loss attributable to noncontrolling interests	(12,511)	(22,848)	(24,176)	(40,350)
Net loss attributable to Milestone Scientific Inc.	$(2,216,317)	$(2,858,481)	$(3,523,983)	$(4,760,204)

Net loss per share applicable to common stockholders—
Basic and Diluted	(0.03)	(0.04)	(0.05)	(0.07)

Weighted average shares outstanding and to be issued—
Basic and Diluted	72,333,656	70,356,796	72,048,223	70,585,590

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2023

(UNAUDITED)

	Common Stock	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total Stockholder Equity
Balance January 1, 2023	69,306,497	$69,306	$127,478,325	$(116,410,405)	$(219,276)	$(911,516)	$10,006,434
Stock based compensation	-	-	388,772	-	-	-	388,772
Common stock issued to board of directors for services	256,868	258	(258)	-	-	-	-
Common stock to be issued to employees for bonuses	-	-	50,000	-	-	-	50,000
Common Stock issued to Consultants	242,335	242	125,758	-	-	-	126,000
Net loss	-	-	-	(1,307,666)	(11,665)	-	(1,319,331)
Balance at March 31, 2023	69,805,700	$69,806	$128,042,597	$(117,718,071)	$(230,941)	$(911,516)	$9,251,875
Stock based compensation	-	-	404,330	-	-	-	404,330
Common stock to be issued for payment of consulting services	109,204	109	56,677	-	-	-	56,786
Common stock issued to board of directors for services	192,835	193	(193)	-	-	-	-
Common stock to be issued to employees for bonuses	-	-	217,500	-	-	-	217,500
Net loss	-	-		(2,216,317)	(12,511)	-	(2,228,828)
Balance at June 30, 2023	70,107,739	$70,108	$128,720,911	$(119,934,388)	$(243,452)	$(911,516)	$7,701,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

	Common Stock	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total Stockholder Equity
Balance January 1, 2022	68,153,336	$68,153	$124,915,560	$(107,704,274)	$(152,541)	$(911,516)	$16,215,382
Stock based compensation	-	-	305,370	-	-	-	305,370
Common stock to be issued to employees for bonuses	-	-	164,385	-	-	-	164,385
Net loss	-	-	-	(1,901,723)	(17,502)	-	(1,919,225)
Balance at March 31, 2022	68,153,336	$68,153	$125,385,315	$(109,605,997)	$(170,043)	$(911,516)	$14,765,912
Stock based compensation	-	-	392,266	-	-	-	392,266
Common stock issued to employee for compensation	27,051	27	39,973	-	-	-	40,000
Common stock to be issued for payment of consulting services	246,028	246	345,689	-	-	-	345,935
Common stock issued to board of directors for services	12,879	13	12,864	-	-	-	12,877
Common stock to be issued to employees for bonuses	224,850	225	(225)	-	-	-	-
Common stock to be issued to employees for bonuses	147,338	147	(147)	-	-	-	-
Net loss	-	-	-	(2,858,481)	(22,848)	-	(2,881,329)
Balance at June 30, 2022	68,811,482	$68,811	$126,175,735	$(112,464,478)	$(192,891)	$(911,516)	$12,675,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

(UNAUDITED)

	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net loss	$(3,548,159)	$(4,800,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,473	6,692
Amortization of intangibles	26,429	26,768
Stock based compensation	793,101	697,635
Inventory Reserve	-	430,245
Employees paid in stock	267,500	217,262
Expense paid in stock	182,786	345,935
Amortization of right-of-use asset	45,624	43,491
Changes in operating assets and liabilities:
Increase in accounts receivable	(95,867)	117,926
Increase in accounts receivable, related party	-	(269,973)
(Decrease) in inventories	(400,728)	(394,167)
(Decrease) increase in advances on contracts	42,495	(321,597)
Increase in prepaid expenses and other current assets	(108,118)	(147,578)
(Decrease) increase in accounts payable	(428,141)	604,976
(Decrease) increase in accounts payable, related party	(176,803)	337,801
Increase (decrease) in accrued expenses	297,666	(464,800)
Increase (decrease) in accrued expenses, related party	110,790	(191,789)
Decrease operating right of use lease asset	(43,174)	(39,338)
Net cash used in operating activities	$(3,027,126)	$(3,801,065)

Cash flows from investing activities:
Purchase of furniture, fixtures, and equipment	(1,196)	85
Purchase of Marketable securities	(1,981,180)	-
Net cash (used in) provided by investing activities	$(1,982,376)	$85

Cash flows from financing activities:
Payments finance lease obligations	(4,324)	(4,234)
Net cash used in financing activities	$(4,324)	$(4,234)

Net decrease in cash and cash equivalents	(5,013,826)	(3,805,214)
Cash and cash equivalents at beginning of period	8,715,279	14,764,346
Cash and cash equivalents at end of period	$3,701,453	$10,959,132

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

Milestone Scientific was incorporated in the State of Delaware in August 1989. Milestone Scientific has developed a proprietary, revolutionary, computer-controlled anesthetic delivery device, its DPS Dynamic Pressure Sensing Technology® System, to meet the needs of various subcutaneous drug delivery injections and fluid aspiration – enabling healthcare practitioners to achieve multiple unique benefits that cannot currently be accomplished with the 160-year-old manual syringe. The device, using The Wand®, a single use disposable handpiece, is marketed in dentistry under the trademarks CompuDent® and STA Single Tooth Anesthesia System®, and is suitable for all dental procedures that require local anesthetic. The dental devices are sold in the United States, Canada and in 38 other countries. Milestone Scientific also has 510(k) marketing clearance from the U.S. Food and Drug Administration (FDA) on the CompuFlo® Epidural Computer Controlled Anesthesia System in the lumbar thoracic and cervical thoracic junction of the spinal region. In addition, certain medical devices have obtained CE mark approval and can be marketed and sold in most European countries.

Milestone Scientific is a biomedical technology company that patents, designs, develops and commercializes innovative diagnostic and therapeutic injection technologies and devices for medical and dental use. Since our inception, we have engaged in pioneering proprietary, innovative, computer-controlled injection technologies, and solutions for the medical and dental markets. Our common stock was initially listed on the NYSE American on June 1, 2015 and trades under the symbol “MLSS”. The Company is focused on building its intellectual property portfolio across numerous indications.

NOTE 2-  LIQUIDITY  AND UNCERTAINTIES

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. Total losses since inception have been $120 million. The operating losses were $2.3 million and $3.6 million for three and six months ended June 30, 2023, respectively. Management has prepared cash flow forecasts covering a period of 12 months from the date of issuance of these financial statements. As a result of the forecast, management believes that the Company has sufficient cash, along with the current cash flow and support from the dental business to mitigate the expected selling expenditures for commercialization of the Epidural medical device, as well as other operating expenditures and planned new product development programs, over the next twelve months from the filing date of this report, and thus has concluded that there is no substantial doubt about the Company’s ability to continue as a going concern.

These forecasts include several revenue and operating expense assumptions which indicate that the Company’s current cash and liquidity is sufficient to finance the operating requirements for at least the next twelve months. Management believes that the Company will have sufficient cash reserves to meet its anticipated obligations for at least the next twelve months from the filing date of this report. Milestone Scientific is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue from its dental business worldwide, the generation of revenue from its medical devices and disposables business in the United States and worldwide, and a reduction in operating expenses. However, the Company’s continued operations will depend on its ability to raise additional capital through various potential sources until it achieves profitability, if ever.

In addition to its employees, the Company relies on (i) distributors, agents, and third-party logistics providers in connection with product sales and distribution, and (ii) raw material and component suppliers in the U.S., Europe, and China. If the Company, or any of these entities, encounter any disruptions to its or their respective operations or facilities, or if the Company or any of these third-party partners were to shut down for any reason, including by fire, natural disaster, such as a hurricane, tornado or severe storm, power outage, systems failure, labor dispute, pandemic or other public health crises, or other unforeseen disruption, then the Company or they may be prevented or delayed from effectively operating its or their business, respectively.

Sanctions imposed by the United States and other western democracies, against Russia because of the Ukraine conflict, and any expansion of the conflict, have had and are likely to continue to have unpredictable and wide-ranging effects on the domestic and global economy and financial markets, which could have an adverse effect on our business and results of operations. The conflict has caused market volatility, a sharp increase in certain commodity prices, and an increasing number and frequency of cybersecurity threats. As direct impact from the conflict, we have experienced a decrease in international sales to Ukraine and halted all sales to Russia. We will continue to monitor the situation carefully and, if necessary, take action to protect our business, operations, and financial condition.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of Milestone Scientific and its wholly owned and majority owned subsidiaries, including, Wand Dental (wholly owned), and Milestone Medical (majority owned).  All significant, intra-entity transactions and balances have been eliminated in the consolidation.

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

3. Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the allowance for doubtful accounts, inventory valuation, cash flow assumptions regarding evaluations of going concern considerations, stock compensation expense, and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

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

The Company derives its revenues from the sale of its products, primarily dental instruments, handpieces, and other related products. The Company sells its products directly to consumers in the United States and through a global distribution network that includes both exclusive and non-exclusive distribution agreements with related and third parties.

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

E-Commerce

As of January 3, 2023, the Company launched an E-Commerce platform, selling and shipping STA Single Tooth Anesthesia Systems® (STA) and handpieces directly to dental offices and dental groups within the United States. Our  E-commerce portal accepts online payments via credit and debit cards. The cost of delivery is charged to customer along with appropriate sales tax. The Company recognizes revenue from product sales at the time the product ships to a customer via a third party.

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

The Company terminated its major U.S. distributor contract as of December 31, 2022. That distributor had return rights in connection with this contract termination that extended through March 31, 2023. The Company recorded allowance of approximately $179,000 for those returns within its December 31, 2022 financial statements. No returns have been  presented, and the Company reversed the allowance for sales returns.

Financing and Payment

The Company's payment terms differ by geography and customer, but payments from distributors are required within 90 days or less from the date of shipment. The E-commerce portal sells directly to end users and accepts online payments via credit and debit cards via a third-party. These payments from the third-party are settled within two business days.

Disaggregation of Revenue

The Company operates in two operating segments: dental and medical. Therefore, results of the Company's operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. See Note 8 for revenues by geographical market, based on the customer’s location, and product category for the three and six months ended June 30, 2023 and 2022.

5.  Cash and Cash Equivalents

Milestone Scientific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2023 and December 31, 2022, Milestone Scientific has approximately $3.7 million and $8.7 million, respectively of cash and cash equivalents. As of June 30, 2023 and December 31, 2022, Milestone Scientific had approximately $3.4 million and $8.3 million, respectively, in cash, cash equivalents, and marketable securities in accounts that exceeded the Federal Deposit Insurance Corporation insurance limit of $250,000.

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

The appropriate classification of marketable securities is determined at the time of purchase and evaluated as of each reporting balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Declines in the fair values of equity securities that are considered other-than-temporary, are charged to other income (expense), net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. As of  June 30, 2023, the Company held approximately $2.0 million in  U.S. treasury securities, with  maturity dates within 3 and 6 months of the balance sheet date.

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

Distributors credit sales are due in 90 days or less from the date of invoicing. As of June 30, 2023 and  December 31, 2022, accounts receivable was recorded, net of allowance for doubtful accounts of $27,000 and $10,000, respectively.

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

9.  Basic and Diluted Net Loss Per Common Share

Milestone Scientific presents “basic” earnings (loss) per common share applicable to common stockholders and, if applicable, “diluted” earnings (loss) per common share applicable to common stockholders pursuant to the provisions of ASC 260, “Earnings per Share”. Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued common shares as follows: 72,333,656 and 70,356,796 for the three months ended June 30, 2023 and 2022, respectively; and 72,048,223 and 70,585,590 for the six months ended June 30, 2023 and 2022, respectively. The calculation of diluted earnings per common share is like that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants were issued during the period.

Since Milestone Scientific had net losses in the six months ended June 30, 2023 and 2022, the assumed effects of the exercise of potentially dilutive outstanding stock options, unissued restricted stock awards (“RSA”) and warrants, were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, RSA's and warrants totaled  4,142,155 and 8,166,380 for the six months ended on June 30, 2023 and  2022, respectively.

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

NOTE 4 — INVENTORIES

Inventories consist of the following:

	June 30, 2023	December 31, 2022

Dental finished goods	$1,833,864	$1,315,263
Medical finished goods	208,081	334,124
Component parts and other materials	151,118	142,948
Total inventories	$2,193,063	$1,792,335

The Company has recorded an allowance on slow moving Medical finished goods due to the slow adoption of the epidural instruments and handpieces for approximately $1.1 million and $1.0 million  as of June 30, 2023 and December 31, 2022, respectively.

NOTE 5 — ADVANCES ON CONTRACTS

The advances on contracts represent funding of future STA devices, epidural instruments, and epidural replacements parts. The balance of the advances as of June 30, 2023 and December 31, 2022 is approximately $1.3 million, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

NOTE 6— STOCKHOLDERS’ EQUITY

Warrants

The following table summarizes information about shares issuable under warrants outstanding as of June 30, 2023:

	Warrant shares outstanding	Weighted Average exercise price	Weighted Average remaining life	Intrinsic value

Outstanding at January 1, 2023	4,268,221	2.18	0.50	-
Issued	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	(3,953,649)	-	-	-
Outstanding and exercisable at June 30, 2023	314,572	0.50	0.60	116,549

Shares to Be Issued

As of June 30, 2023 and 2022, there were 2,380,068 and 1,852,789 respectively of shares to be issued whose issuance has been deferred under the terms of employment agreements with the Chief Executive Officer, and other employees of Milestone Scientific. Such shares will be issued to each party upon termination of their employment.

As of June 30, 2023and 2022, there were 382,697 and 174,364 respectively of  shares to be issued to non-employees,  for services rendered. The number of shares was fixed at the date of grant and were fully vested upon grant date.

The following table summarizes information about shares to be issued on June 30, 2023 and 2022.

	June 30, 2023	June 30, 2022

Shares-to-be-issued, outstanding January 1, 2023 and 2022, respectively	2,440,673	2,066,343
Granted in current period	322,092	108,148
Issued in current period	-	(147,338)
Shares-to be issued outstanding June 30, 2023 and 2022, respectively	2,762,765	2,027,153

Stock Options Plans

The Milestone Scientific Inc. 2020 Equity Compensation Plan, as amended and restated (the "2020 Plan"), provides for awards of restricted common stock, restricted stock units, options to purchase common stock and other awards, up to a maximum 11,500,000 shares of common stock and expires in June 2031. Options may be granted to employees, directors, and consultants of Milestone Scientific for the purchase of shares of common stock at a price not less than the fair market value of common stock on the date of grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant.

Milestone Scientific recognizes compensation expense over the requisite service period. For three and six months ended June 30, 2023 Milestone Scientific recognized approximately $229,000 and $457,000 of total employee compensation cost, respectively, recorded in general and administrative expenses on the statement of operations. For three and six months ended June 30, 2022 Milestone Scientific recognized $223,000 and $501,000 of total employee compensation cost, respectively, recorded in general and administrative expenses on the statement of operations.

A summary of option activity for employees under the plans and changes during the six months ended June 30, 2023 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2023	3,059,989	2.36	6.38	-
Granted during 2023	-	-		-
Exercised during 2023	-	-	-	-
Forfeited or expired during 2023	-	-	-	-
Options outstanding June 30, 2023	3,059,989	2.36	5.88	-
Exercisable, June 30, 2023	1,481,651	2.29	5.25	-

A summary of option activity for non-employees under the plans and changes during the six months ended June 30, 2023 presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2023	91,663	1.75	2.55	1,083
Granted during 2023	8,333	0.89	4.99	-
Exercised during 2023	-	-	-	-
Options outstanding June 30, 2023	99,996	1.68	2.29	7,516
Exercisable, June 30, 2023	86,109	1.78	1.96	6,736

For the three and six months ended June 30, 2023, Milestone Scientific recognized approximately $4,900 and $12,700 expense related to non-employee options, respectively. For the three and six months ended June 30, 2022, Milestone Scientific recognized approximately $5,000 and $10,000 expense related to non-employee options, respectively.

The information below summarizes the restricted stock award activity for the six months ended June 30, 2023.

	Number of Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested as January 1, 2023	435,293	1.18
Granted	617,978	0.89
Vested	(540,164)	-
Cancelled	-	-
Non-vested as June 30, 2023	513,107	0.96

As of June 30, 2023, there are 49,615 restricted shares granted and deferred under the terms of  employment agreements with each Territory Manager of Milestone Scientific. Such shares will be issued to each party upon completion of 2 years of employment. For the three and six months ended June 30, 2023, the Company recognized stock compensation expense of approximately $9,400 and $19,000 respectively. For the three and six months ended June 30, 2022, the Company recognized negative stock compensation expense of approximately $54,000 and $27,000, respectively, due to termination of certain employees who had not vested in their grant in the current period.  For the six months ended June 30, 2023, the total unrecognized compensation expense was approximately $19,000, related to unvested restricted stock awards, which the Company expects to recognize over an estimated weighted-average period of .53 years.

As of  June 28, 2023, the Company entered into restricted stock agreements with members of the Board of Directors of the Company. The Company granted 617,978 restricted stock awards with a fair market value of $0.89 per share. Such restricted stock vests as follows: 25% on the grant date in June 2023, and 25% quarterly, on the first day of the following months:  October 2023,  January 2023, and  April 2024. These awards vest immediately upon a change of control as defined in the agreements. For the three and six months of June 30, 2023, the Company recognized approximately $162,000 and $307,000 for restricted stock expenses recorded in general and administrative expenses on the statement of operations. For the six months of  June 30, 2023, the total unrecognized stock compensation expense was approximately $407,000 related to non-vested restricted stock awards with the members of the Board of Directors, which the Company expects to recognize over an estimated weighted average period of .75 years.

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

The following tables present information about our reportable and operating segments:

	For the Three Months ended June 30,		For the Six Months ended June 30,
Sales
Net Sales:	2023	2022	2023	2022
Dental	$2,912,166	$1,609,768	$5,503,564	$4,303,120
Medical	(2,200)	38,600	4,000	46,150
Total net sales	$2,909,966	$1,648,368	$5,507,564	$4,349,270

Operating Income (Loss):	2023	2022	2023	2022
Dental	$598,944	$163,022	$1,240,884	$517,262
Medical	(863,899)	(1,615,283)	(1,685,832)	(2,851,374)
Corporate	(2,012,595)	(1,432,618)	(3,175,278)	(2,465,249)
Total operating loss	$(2,277,550)	$(2,884,879)	$(3,620,226)	$(4,799,361)

Depreciation and Amortization:	2023	2022	2023	2022
Dental	$1,219	$893	$2,388	$1,786
Medical	694	1,019	1,662	2,037
Corporate	14,768	14,733	29,852	29,637
Total depreciation and amortization	$16,681	$16,645	$33,902	$33,460

Income (loss) before taxes and equity in earnings of affiliates:	2023	2022	2023	2022
Dental	$599,126	$161,774	$1,240,295	$514,571
Medical	(865,735)	(1,616,733)	(1,689,503)	(2,854,273)
Corporate	(1,962,219)	(1,426,370)	(3,098,951)	(2,460,852)
Total loss before taxes and equity in earnings of affiliate	$(2,228,828)	$(2,881,329)	$(3,548,159)	$(4,800,554)

Total Assets	June 30, 2023	December 31, 2022
Dental	$4,439,751	$3,875,978
Medical	452,974	620,373
Corporate	6,258,727	9,205,735
Total assets	$11,151,452	$13,702,086

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$271,215	$-	$271,215	$155,028	$-	$155,028
Handpieces	1,130,122	(2,200)	1,127,922	801,533	18,600	820,133
Accessories	21,443	-	21,443	22,621	-	22,621
Grand Total	$1,422,780	$(2,200)	$1,420,580	$979,182	$18,600	$997,782

International: Rest of World
Instruments	$474,250	$-	$474,250	$160,814	$-	$160,814
Handpieces	732,894	-	732,894	459,799	20,000	479,799
Accessories	12,242	-	12,242	9,973	-	9,973
Grand Total	$1,219,386	$-	$1,219,386	$630,586	$20,000	$650,586

International: China
Instruments	$270,000	$-	$270,000	$-	$-	$-
Handpieces	-	-	-	-	-	-
Accessories	-	-	-	-	-	-
Grand Total	$270,000	$-	$270,000	$-	$-	$-

Total Product Sales	$2,912,166	$(2,200)	$2,909,966	$1,609,768	$38,600	$1,648,368

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$495,683	$-	$495,683	$277,996	$-	$277,996
Handpieces	2,269,900	-	2,269,900	1,597,392	26,150	1,623,542
Accessories	44,320	-	44,320	47,481	-	47,481
Grand Total	$2,809,903	$-	$2,809,903	$1,922,869	$26,150	$1,949,019

International: Rest of World
Instruments	$873,205	$-	$873,205	$614,374	$-	$614,374
Handpieces	1,522,010	4,000	1,526,010	1,383,751	20,000	1,403,751
Accessories	28,446	-	28,446	22,162	-	22,162
Grand Total	$2,423,661	$4,000	$2,427,661	$2,020,287	$20,000	$2,040,287
International: China
Instruments	$270,000	$-	$270,000	$-	$-	$-
Handpieces	-	-	-	359,964	-	359,964
Accessories	-	-	-	-	-	-
Grand Total	$270,000	$-	$270,000	$359,964	$-	$359,964

Total Product Sales	$5,503,564	$4,000	$5,507,564	$4,303,120	$46,150	$4,349,270

NOTE 9 – CONCENTRATIONS

Milestone Scientific has informal arrangements with third-party U.S. manufacturers of the STA devices, and epidural instruments pursuant to which they manufacture these products under specific purchase orders which contain advance requirements but without any long-term contract or minimum purchase commitment. Advances on contracts have been classified as current at  June 30, 2023, and 2022. The termination of the manufacturing relationship with any of these manufacturers could have a material adverse effect on Milestone Scientific’s ability to produce and sell its products. Although alternate sources of supply exist, and new manufacturing relationships could be established, Milestone Scientific would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, because of termination of such a relationship, would have a material adverse effect on Milestone Scientific’s financial condition, business, and results of operations.

On January 3, 2023, the Company launched an E-Commerce platform, selling and shipping STA Single Tooth Anesthesia System® (STA) and handpieces directly to dental offices and dental groups within the U.S. For the three months ended June 30, 2023, E-Commerce accounted for 43% of net product sales and one distributor  accounted for 11% of net product sales. For the six months ended June 30, 2023, E-Commerce accounted for 42% of  net product sales. For the three months ended June 30, 2022, an aggregate of approximately 49% of the Company’s net sales were from one distributor. For the six months ended June 30, 2022, an aggregate of approximately 11% and 38% of the Company’s net product sales were from two distributors.

We had three distributors that accounted for 40%, 16% and 11% of accounts receivable, respectively for the six months ended June 30, 2023. We had two customers that accounted for 33%, and 20% amount of accounts receivable, respectively as of December 31, 2022.

As of  June 30, 2023, we had one vendor that accounted for 45% of accounts payable and accounts payable related party. We had one vendor that accounted for 42% of accounts payable and accounts payable related party as of December 31, 2022.

NOTE 10 -- RELATED PARTY TRANSACTIONS

United Systems

Milestone Scientific has a supply  agreement with United Systems (whose controlling shareholder, Tom Cheng, is a significant stockholder of Milestone Scientific), the principal manufacturers of its handpieces, pursuant to which it manufactures products under specific purchase orders, but without minimum purchase commitments. Purchases from this manufacturer were approximately $592,000 and $1.3 million, respectively for the three and six months ended June 30, 2023. Purchases from this manufacturer were approximately $436,000 and $1.7 million, respectively for the three and six months ended June 30, 2022.

As of June 30, 2023 and December 31, 2022, Milestone Scientific owed this manufacturer approximately $592,000, and $819,000, respectively, which is included in accounts payable, related party and accrued expense, related party on the unaudited condensed consolidated balance sheets.

Other

During 2022, K. Tucker Andersen, an significant stockholder of Milestone Scientific, entered into an agreement with Milestone Scientific to provide financial and business strategic services. Expenses recognized on this agreement were $25,000 and $50,000 for three and six months ended June 30, 2022. The agreement was not renewed in 2023.

The Director of Clinical Affairs’ royalty fee was approximately $144,000 and $267,000 for the three and six months ended June 30, 2023, respectively. The Director of Clinical Affairs’ royalty fee was approximately $81,000 and $213,000 for the three and six months ended June 30, 2022, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of $39,000 and $78,000 for the three and six months ended June 30, 2023 and 2022, respectively.

As of  June 30, 2023 and December 31, 2022, Milestone Scientific owed the Director Clinical Affairs for royalties of approximately $145,000 and $120,000, respectively, which is included in accounts payable, related party and accrued expense, related party, in the condensed consolidated balance sheet.

Pursuant to a Succession Agreement dated April 6, 2021 between Mr. Osser and the Company: (i) the Employment Agreement dated as of July 10, 2017 between Mr. Osser and the Company, pursuant to which upon Mr. Osser stepping down as Interim Chief Executive Officer of the Company, the Company agreed to employ him as Managing Director, China Operations of the Company (the “China Operations Agreement”), and (ii) the Consulting Agreement dated as of July 10, 2017 (the “Consulting Agreement”) between the Company and U.S. Asian Consulting Group, LLC, a company of which Mr. Osser is a principal, the compensation under the China Operations Agreement was modified to reduce the overall compensation by $100,000 to $200,000, split equally between a cash amount and an amount in shares, and the compensation under the Consulting Agreement was increased by $100,000 to $200,000, equally split between a cash amount and an amount in shares, which shares were formerly payable under the China Operations Agreement.  Compensation under the China Operations Agreement and the Consulting Agreement are payable for 9.5 years from May 19, 2021. The Company recorded expense of $50,000 and $100,000 related to the Managing Director, China Operations for the three and six months ended June 30, 2023 and 2022, respectively. The Company recorded expense of $50,000 and $100,000 related to the US Asian Consulting Group, LLC for the three and six months ended June 30, 2023 and 2022, respectively.

NOTE 11 — COMMITMENTS

(1)  Contract Manufacturing Agreement

Milestone Scientific has informal arrangements with third-party manufacturers of the STA devices, and epidural instruments pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. The Company has a purchase commitment for the delivery of 3,000 STA instruments as of June 30, 2023. As of June 30, 2023, the purchase order commitment was approximately $2.9 million, and approximately $1.2 million was paid and reported in advances on contracts in the condensed consolidated balance sheet. As of December 31, 2022, the purchase order commitment was approximately $1.7 million, and approximately $1.2 million was paid and reported in advances on contracts in the condensed consolidated balance sheet. The advances on contracts represent funding of future epidural instruments, and epidural replacements parts. The balance of the advances as of June 30, 2023 and December 31, 2022 is approximately $75,000, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

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

●	The expected lease terms include non-cancellable lease periods. Renewal option periods are not included in the determination of the lease terms as they were not reasonably certain to be exercised.

The components of lease expense were as follows:

				%
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cash paid for operating lease liabilities	$31,882	$31,999	$63,763	$63,881
Cash paid for finance lease liabilities	2,685	2,685	5,370	5,370
Right-of-use assets obtained in exchange for new operating lease liabilities (1)		663,009		663,009
Property and equipment obtained in exchange for new finance lease liabilities		43,242		43,242
Weighted Average Remaining Lease Term
Finance leases (years)				1.5 years
Operating leases (years)				3.75 years
Weighted-average discount rate – operating leases				9.20%
Weighted-average discount rate – finance leases				9.20%

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

OVERVIEW

Milestone Scientific is a biomedical technology company that patents, designs, develops and commercializes innovative diagnostic and therapeutic injection technologies and devices for medical, dental and cosmetic use. Since our inception, we have engaged in pioneering proprietary, innovative, computer-controlled injection technologies, and solutions for the medical and dental markets. We believe our technologies are proven and well established. Our common stock was initially listed on the NYSE American on June 1, 2015, and trades under the symbol “MLSS”.

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

Because of combining the ability to regulate the flow rate and monitor pressure at the tip of the needle, Milestone Scientific developed the industry’s first solution for painlessly administering an intra-ligamentary injection, i.e., “single-tooth anesthesia” which could be used as the only injection necessary for achieving dental anesthesia, foregoing the need to administer traditional injections such as a nerve branch block. In addition to single-tooth anesthesia, the STA System can effectively perform all the traditional injections that dentists routinely give but can provide them virtually pain free and with numerous clinical advantages. This device, which also utilizes a disposable handpiece, is currently marketed by Milestone Scientific as the STA Single Tooth Anesthesia  System.

Our dental devices have been used to administer tens of millions of injections worldwide. Each of our devices has a related single use disposable handpiece, leading to a continuing revenue stream following sale of the device. At present, we sell disposable handpieces unique to our legacy product (the Wand and CompuDent) to users who have not upgraded to our current dental product, the STA Single Tooth Anesthesia System. Because of combining the ability to regulate the flow rate and monitor pressure at the tip of the needle, Milestone Scientific developed the industry’s first solution for painlessly administering an intra-ligamentary injection, i.e., “single-tooth anesthesia” which could be used as the only injection necessary for achieving dental anesthesia, foregoing the need to administer traditional injections such as a nerve branch block. In addition to single-tooth anesthesia, the STA System can effectively perform all the traditional injections that dentists routinely give but can provide them virtually pain free and with numerous clinical advantages. This device, which also utilizes a disposable handpiece, is currently marketed by Milestone Scientific as the STA Single Tooth Anesthesia  System

Building on the success of our proprietary, core technology platform for dental injections, and desiring to pursue other growth opportunities, we have recently begun to expand the uses and applications of our proprietary, patented technologies to achieve greater operational efficiencies, enhanced patient safety and therapeutic adherence, patient satisfaction, and improved quality of care across a broad range of medical specialties. In June 2017, we received FDA regulatory clearance to sell the CompuFlo Epidural Computer Controlled Anesthesia System in the United States for certain medical applications.

We intend to continue to expand the uses and applications of our DPS Dynamic Pressure Sensing technology. We believe that we and our technology solutions are recognized by key opinion leaders (i.e., academics, anesthesiologists and practicing dentists whose opinions are widely respected), industry experts and medical and dental practitioners as a leader in the emerging, computer-controlled injection industry.

The Single Tooth Anesthesia System (Dental)

Since its market introduction in early 2007, the STA Single Tooth Anesthesia System  and prior C-CLAD devices have been used to deliver over 90 million safe, effective, and comfortable injections. The instrument has also been favorably evaluated in numerous peer-reviewed, published clinical studies and associated articles. Moreover, there appears to be a growing consensus among users that the STA Instrument is proving to be a valuable and beneficial instrument that is positively impacting the practice of dentistry worldwide.

Medical Market Product

In June 2017, the FDA approved the CompuFlo Epidural System for epidural injections.

In May, 2022, the Company received a chronology-specific CPT Code for the  Company's technology by the American Medical Association, which marks an important milestone that could increase the potential number of anesthesia pain management clinics adopting the CompuFlo instrument. Effective  January 1, 2023 this temporary tracking code allows clinicians to submit claims to healthcare insurance providers using the Company’s technology for Epidural Sterile Injections in the lumbar, thoracic, cervical thoracic junctions of the spinal region, for reimbursement. A CPT code expands the potential for reimbursement of epidural procedures in pain management utilizing the CompuFlo Epidural System, which should help accelerate the commercial roll-out of CompuFlo in the United States.

On February  27, 2023, the Company  announced that its CompuFlo® Epidural System has received 510(k) FDA clearance for use in the thoracic region of the spine, including the cervical thoracic junction. This approval expands upon the Company’s prior approval of CompuFlo for use within the lumbar region of the spine, where the focus has been on labor and delivery.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$271,215	$-	$271,215	$155,028	$-	$155,028
Handpieces	1,130,122	(2,200)	1,127,922	801,533	18,600	820,133
Accessories	21,443	-	21,443	22,621	-	22,621
Grand Total	$1,422,780	$(2,200)	$1,420,580	$979,182	$18,600	$997,782

International: Rest of World
Instruments	$474,250	$-	$474,250	$160,814	$-	$160,814
Handpieces	732,894	-	732,894	459,799	20,000	479,799
Accessories	12,242	-	12,242	9,973	-	9,973
Grand Total	$1,219,386	$-	$1,219,386	$630,586	$20,000	$650,586

International: China
Instruments	$270,000	$-	$270,000	$-	$-	$-
Handpieces	-	-	-	-	-	-
Accessories	-	-	-	-	-	-
Grand Total	$270,000	$-	$270,000	$-	$-	$-

Total Product Sales	$2,912,166	$(2,200)	$2,909,966	$1,609,768	$38,600	$1,648,368

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category:

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$495,683	$-	$495,683	$277,996	$-	$277,996
Handpieces	2,269,900	-	2,269,900	1,597,392	26,150	1,623,542
Accessories	44,320	-	44,320	47,481	-	47,481
Grand Total	$2,809,903	$-	$2,809,903	$1,922,869	$26,150	$1,949,019

International: Rest of World
Instruments	$873,205	$-	$873,205	$614,374	$-	$614,374
Handpieces	1,522,010	4,000	1,526,010	1,383,751	20,000	1,403,751
Accessories	28,446	-	28,446	22,162	-	22,162
Grand Total	$2,423,661	$4,000	$2,427,661	$2,020,287	$20,000	$2,040,287
International: China
Instruments	$270,000	$-	$270,000	$-	$-	$-
Handpieces	-	-	-	359,964	-	359,964
Accessories	-	-	-	-	-	-
Grand Total	$270,000	$-	$270,000	$359,964	$-	$359,964

Total Product Sales	$5,503,564	$4,000	$5,507,564	$4,303,120	$46,150	$4,349,270

Current Product Platform

See  Note 1, “Organization and Business”.

Results of Operations

The following table sets forth the consolidated results of operations for the three and six months ended June 30, 2023 and 2022, respectively. The trends suggested by this table may not be indicative of future operating results:

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Operating results:
Product sales, net	$2,909,966	$1,648,368	$5,507,564	$4,349,270
Cost of products sold	1,019,907	967,720	1,728,882	1,986,196
Gross profit	1,890,059	680,648	3,778,682	2,363,074

Operating expenses:
Selling, general and administrative expenses	3,937,281	3,282,322	7,011,012	6,397,948
Research and development expenses	213,647	266,560	353,994	731,027
Depreciation and amortization expense	16,681	16,645	33,902	33,460
Total operating expenses	4,167,609	3,565,527	7,398,908	7,162,435
Loss from operations	(2,277,550)	(2,884,879)	(3,620,226)	(4,799,361)
Other income, and interest expense net	48,722	3,550	72,067	(1,193)
Net loss	(2,228,828)	(2,881,329)	(3,548,159)	(4,800,554)
Net loss attributable to noncontrolling interests	(12,511)	(22,848)	(24,176)	(40,350)
Net loss attributable to Milestone Scientific Inc.	$(2,216,317)	$(2,858,481)	$(3,523,983)	$(4,760,204)

Three months ended June 30, 2023 compared three months ended June 30, 2022

Net sales for 2023 and 2022 were as follows:

	2023	2022	Change
Dental	$2,912,166	$1,609,768	$1,302,398
Medical	(2,200)	38,600	$(40,800)
Total sales, net	$2,909,966	$1,648,368	$1,261,598

Consolidated revenue for the three months ended June 30, 2023 and 2022 was approximately $2.9 million and $1.6 million, respectively, an increase of approximately $1.3 million. As of January 3, 2023, the Company launched an E-Commerce platform, to replace its previous U.S. distribution arrangement with Henry Schein selling and shipping the STA Single Tooth Anesthesia System® (STA) and handpieces directly to end users, including dental offices and dental groups, within the U.S. E-commerce revenue for the three months ended June 30, 2023 was approximately $1.2 million. The Company recorded no revenue from Henry Schein for the three months ended June 30, 2023 compared to approximately $811,000 recorded for the three months ended June 30, 2022.  Revenue from other U.S. distributors was approximately $214,000 for the three months ended June 30, 2023, an increase of $47,000 compared to June 30, 2022. For the three months ended June 30, 2023, international revenue was approximately $1.2 million, an increase of $588,000, compared to June 30, 2022. As of June 30, 2023 the Company, reported approximately $270,000 revenue from China, as compared to no revenue.
for the three months ended June 30, 2022.

Gross Profit for 2023 and 2022 were as follows:

	2023	2022	Change
Dental	$1,970,863	$1,083,603	$887,260
Medical	(80,804)	(402,955)	$322,151
Total gross profit	$1,890,059	$680,648	$1,209,411

Consolidated gross profit for the three months ended June 30, 2023 increased by $1.2 million or 178% compared to the same period in 2022. The increase was due to higher margins sales associated with the launch of the  E-Commerce platform. The Company recorded approximately $91,000 for inventory that was obsolete and or expired.

Selling, general and administrative expenses for 2023 and 2022 were as follows:

	2023	2022	Change
Dental	$1,166,645	$683,428	$483,217
Medical	772,810	1,181,009	(408,199)
Corporate	1,997,826	1,417,885	579,941
Total selling, general and administrative expenses	$3,937,281	$3,282,322	$654,959

Consolidated selling, general and administrative expenses for the three months ended June 30, 2023, and 2022 were approximately $3.9 million and $3.3 million, respectively. The increase of approximately $655,000 is categorized in several areas. Employee salaries and benefits expenses increased approximately $148,000 for the three months ended June 30, 2023 compared to the same period in 2022. The Company increased quality control, regulatory, professional fees, and other selling, general and administrative expenses approximately $478,000. With the launch of the E-Commerce platform marketing and warehousing expense increased for the three months ended June 30, 2023, by approximately $58,000 compared to the same period in 2022. Royalty expenses increased approximately $63,000 for the three months ended June 30, 2023 compared to the same period in 2022. The Company decreased employee travel, by approximately $92,000 for the three months ended June 30, 2023, compared to the same period  in 2022.

Research and Development for 2023 and 2022 were as follows:

	2023	2022	Change
Dental	$204,057	$236,260	$(32,203)
Medical	9,590	30,300	(20,710)
Corporate	-	-	-
Total research and development	$213,647	$266,560	$(52,913)

Consolidated research and development expenses for the three months ended June 30, 2023 and 2022 were approximately $214,000 and $267,000, respectively. The decrease of approximately $53,000 is related to the Company's progress in developing the next generation STA Single Tooth Anesthesia System.

Profit (Loss) from Operations for 2023 and 2022 were as follows:

	2023	2022	Change
Dental	$598,944	$163,022	$435,922
Medical	(863,899)	(1,615,283)	751,384
Corporate	(2,012,595)	(1,432,618)	(579,977)
Total loss from operations	$(2,277,550)	$(2,884,879)	$607,329

The loss from operations was approximately $2.3 million and $2.9 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of approximately $0.6 million. As stated above, the decrease in the loss from operations is driven by higher dental sales, which offsets the higher selling, general and administrative expenses during period.

Six months ended June 30, 2023 compared six months ended June 30, 2022

Net sales for 2023 and 2022 were as follows:

	2023	2022	Change
Dental	$5,503,564	$4,303,120	$1,200,444
Medical	4,000	46,150	$(42,150)
Total sales, net	$5,507,564	$4,349,270	$1,158,294

Consolidated revenue for the six months ended June 30, 2023 and 2022 was approximately $5.5 million and $4.3 million, respectively, an increase of approximately $1.2 million. As of January 3, 2023, the Company launched an E-Commerce  platform, selling and shipping the STA Single Tooth Anesthesia System® (STA) and handpieces directly to end users, including dental offices and dental groups, within the U.S. E-commerce's revenue for the six months ended June 30, 2023 was approximately $2.2 million. The Company terminated its major United States distributor, Henry Schein, as of December 31, 2022. The distributor had return rights through March 31, 2023 under the distribution contract. The Company recorded an allowance of approximately $179,000 for those returns at December 31, 2022. The allowance was reversed as of March 31, 2023. The Company recorded no revenue from Henry Schein for the six months ended June 30, 2023 compared to approximately $1.7 million recorded for the six months ended June 30, 2022.  Revenue from other U.S. distributors was approximately $432,000 for the six months ended June 30, 2023, an increase of $161,000 compared to June 30, 2022. For the six months ended June 30, 2023, international revenue was approximately $2.4 million, an increase of $403,000 compared to June 30, 2022. As of June 30,2023, the Company reported approximately $270,000 revenue from China,  a decrease of $90,000 compared to June 30, 2022.

Gross Profit for 2023 and 2022 were as follows:

	2023	2022	Change
Dental	$3,859,279	$2,761,265	$1,098,014
Medical	(80,597)	(398,191)	$317,594
Total gross profit	$3,778,682	$2,363,074	$1,415,608

Consolidated gross profit for the six months ended June 30, 2023 increased by $1.4 million or 60 % compared to the same period in 2022. The increase was due to higher margins sales associated with our the launch of E-Commerce platform. The Company, recorded approximately $91,000 for inventory that was obsolete and or expired.

Selling, general and administrative expenses for 2023 and 2022 were as follows:

	2023	2022	Change
Dental	$2,283,209	$1,549,441	$733,768
Medical	1,582,378	2,412,895	(830,517)
Corporate	3,145,425	2,435,612	709,813
Total selling, general and administrative expenses	$7,011,012	$6,397,948	$613,064

Consolidated selling, general and administrative expenses for the six months ended June 30, 2023, and 2022 were approximately $7.0 million and $6.4 million, respectively. The increase of approximately $613,000 is categorized in several areas. Employee salaries and benefits expenses decreased approximately $19,000 for the six months ended June 30, 2023 compared to the same period in 2022. The Company increased quality control, regulatory, professional fees, and other selling, general and administrative expenses approximately $486,000. With the launch of the E-Commerce platform marketing and warehousing expense increased for the six months ended June 30, 2023, by approximately $213,000 compared to the same period in 2022. Royalty expenses increased approximately $53,000 for the six months ended June 30, 2023 compared to the same period in 2022. The Company decreased employee travel, by approximately $120,000 for the six months ended June 30, 2023, compared to the same period  in 2022.

Research and Development for 2023 and 2022 were as follows:

	2023	2022	Change
Dental	$332,800	$692,776	$(359,976)
Medical	21,194	38,251	(17,057)
Corporate	-	-	-
Total research and development	$353,994	$731,027	$(377,033)

Consolidated research and development expenses for the six months ended June 30, 2023 and 2022 were approximately $354,000 and $731,000, respectively. The decrease of approximately $377,000 is related to the Company's progress in developing the next generation STA Single Tooth Anesthesia System.

Profit (Loss) from Operations for 2023 and 2022 were as follows:

Loss	2023	2022	Change
Dental	$1,240,884	$517,262	$723,622
Medical	(1,685,832)	(2,851,374)	1,165,542
Corporate	(3,175,278)	(2,465,249)	(710,029)
Total loss from operations	$(3,620,226)	$(4,799,361)	$1,179,135

The loss from operations was approximately $3.6 million and $4.8 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of approximately $1.2 million. As stated above, the decrease in the loss from operations is driven by higher dental sales, which offset the higher selling, general and administrative expenses during period.

Liquidity and Capital Resources

Milestone Scientific has incurred annual operating losses and negative cash flows from operating activities since its inception. Milestone Scientific is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue from its dental business and the medical business worldwide, and a reduction in operating expenses. On June 30, 2023, Milestone Scientific had cash and cash equivalents of approximately $3.7 million and working capital of approximately $7.4 million.  As of June 30, 2023, the Company held approximately $2.0 million in U.S. treasury securities with maturities within 3 and 6 months of the balance sheet date. For the six months ended June 30, 2023 and June 30, 2022, we had cash flows used in operating activities of approximately $3.0 million and $3.8 million, respectively. Management believes that the Company has sufficient cash, along with the current cash flow and support from the dental business to mitigate the expected selling expenditures for commercialization of the Epidural medical device, as well as other operating expenditures and planned new product development programs, over the next twelve months from the filing date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Milestone Scientific is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Milestone Scientific’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of Milestone Scientific’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, Milestone Scientific’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of June 30, 2023 are effective to ensure that information required to be disclosed in the reports Milestone Scientific files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Milestone Scientific's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in Milestone Scientific’s internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, Milestone Scientific’s internal controls over financial reporting.

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
Date: August 14, 2023