Form 10-Q
period 2023-09-30
MILESTONE SCIENTIFIC INC.
filed 2023-11-14
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

Large, accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

Emerging Growth Company	☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☑

As of November 14, 2023, the registrant has a total of 71,048,241 shares of Common Stock, $0.001 par value outstanding.

true

DOCUMENTS INCORPORATED BY REFERENCE

None

MILESTONE SCIENTIFIC INC.

Form 10-Q

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends that may affect Milestone Scientific’s future plans of operations, business strategy, results of operations and financial condition. Milestone Scientific wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Milestone Scientific’s plans and objectives are based, in part, on assumptions involving the continued expansion of its business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Milestone Scientific. Although Milestone Scientific believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, our history of operating losses that are expected to continue, requiring additional funding which we may be unable to raise capital when needed (which may force us to delay, curtail or eliminate commercialization efforts of our CompuFlo Epidural Computer Controlled Anesthesia System), the early stage operations of and relative lack of acceptance of our medical products, relying exclusively on two third parties to manufacture our products, changes to our distribution arrangements exposes us to risks of interruption of marketing efforts and building new marketing channels, changes in our informal manufacturing arrangements made by the manufacturer of our products and disruptions at the manufacturing facility of our manufacturers, including shortages of or delays in obtaining chips and other components, exposes us to risks that may harm our business, raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights, if physicians do not accept nor use our CompuFlo Epidural Computer Controlled Anesthesia System, our ability to generate revenue from sales will be materially impaired, exposure to the risks inherent in international sales and operations, including China, and developments by competitors may render our products or technologies obsolete or non-competitive, the inclusion of such information should not be regarded as a representation by Milestone Scientific or any other person that the objectives and plans of Milestone Scientific will be achieved. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and the actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in Milestone Scientific’s reports, including without limitation, Milestone Scientific's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”). Milestone Scientific disclaims any intent or obligation to update such forward-looking statements.

Milestone Scientific is the owner of the following registered U.S. trademarks: CompuDent®; CompuMed®; CompuFlo®; DPS Dynamic Pressure Sensing technology®; Milestone Scientific ®; CathCheck®; the Milestone logo ®; SafetyWand®; STA Single Tooth Anesthesia Device®; and The Wand ®.

Part I- Financial Information

Item 1. Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,170,593	$8,715,279
Marketable securities	2,450,470	-
Accounts receivable, net	591,012	693,717
Prepaid expenses and other current assets	578,753	443,872
Inventories	2,482,630	1,792,335
Advances on contracts	1,699,153	1,325,301
Total current assets	9,972,611	12,970,504
Furniture, fixtures and equipment, net	9,182	18,146
Intangibles, net	188,314	227,956
Right of use assets finance lease	11,159	17,645
Right of use assets operating lease	378,142	443,685
Other assets	24,150	24,150
Total assets	$10,583,558	$13,702,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,149,267	$1,102,729
Accounts payable, related party	636,637	803,492
Accrued expenses and other payables	1,111,742	1,124,839
Accrued expenses, related party	270,836	167,549
Current portion of finance lease liabilities	10,031	9,365
Current portion of operating lease liabilities	100,327	91,701
Total current liabilities	3,278,840	3,299,675
Non-current portion of finance lease liabilities	3,088	10,698
Non-current portion of operating lease liabilities	308,605	385,279
Total liabilities	$3,590,533	$3,695,652

Commitments

Stockholders’ equity
Common stock, par value $.001;authorized 100,000,000 shares; 70,893,748 shares issued and 70,860,415 shares outstanding as of September 30, 2023; shares; 69,306,497 shares issued and 69,273,164 shares outstanding as of December 31, 2022	70,894	69,306
Additional paid in capital	129,487,592	127,478,325
Accumulated deficit	(121,400,682)	(116,410,405)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific, Inc. stockholders' equity	7,246,288	10,225,710
Noncontrolling interest	(253,263)	(219,276)
Total stockholders’ equity	6,993,025	10,006,434

Total liabilities and stockholders’ equity	$10,583,558	$13,702,086

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022

Product sales, net	$2,059,284	$2,215,699	$7,566,848	$6,564,969
Cost of products sold	555,850	762,964	2,284,730	2,749,160
Gross profit	1,503,434	1,452,735	5,282,118	3,815,809

Selling, general and administrative expenses	2,823,765	3,283,378	9,834,781	9,681,326
Research and development expenses	170,478	166,191	524,472	897,218
Depreciation and amortization expense	15,896	16,661	49,798	50,121
Total operating expenses	3,010,139	3,466,230	10,409,051	10,628,665

Loss from operations	(1,506,705)	(2,013,495)	(5,126,933)	(6,812,856)
Interest income	30,600	28,012	102,669	26,819
Loss before provision for income taxes	(1,476,105)	(1,985,483)	(5,024,264)	(6,786,037)
Provision for income taxes	-	-	-	-
Net loss	(1,476,105)	(1,985,483)	(5,024,264)	(6,786,037)
Net loss attributable to noncontrolling interests	(9,811)	(13,680)	(33,987)	(54,030)
Net loss attributable to Milestone Scientific Inc.	$(1,466,294)	$(1,971,803)	$(4,990,277)	$(6,732,007)

Net loss per share applicable to common stockholders—
Basic and Diluted	(0.02)	(0.03)	(0.07)	(0.10)

Weighted average shares outstanding and to be issued—
Basic and Diluted	73,730,921	70,975,420	72,374,693	70,480,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(UNAUDITED)

	Common Stock	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total Stockholder Equity
Balance January 1, 2023	69,306,497	$69,306	$127,478,325	$(116,410,405)	$(219,276)	$(911,516)	$10,006,434
Stock based compensation	-	-	388,772	-	-	-	388,772
Common stock issued to board of directors for services	256,868	258	(258)	-	-	-	-
Common stock to be issued to employees for bonuses	-	-	50,000	-	-	-	50,000
Common Stock issued to Consultants	242,335	242	125,758	-	-	-	126,000
Net loss	-	-	-	(1,307,666)	(11,665)	-	(1,319,331)
Balance at March 31, 2023	69,805,700	$69,806	$128,042,597	$(117,718,071)	$(230,941)	$(911,516)	$9,251,875
Stock based compensation	-	-	404,330	-	-	-	404,330
Common stock issued to be employee for bonus	-	-	217,500	-	-	-	217,500
Common stock to be issued for payment of consulting services	109,204	109	56,677	-	-	-	56,786
Common stock issued to board of directors for services	192,835	193	(193)	-	-	-	-
Net loss	-	-	-	(2,216,317)	(12,511)	-	(2,228,828)
Balance at June 30, 2023	70,107,739	$70,108	$128,720,911	$(119,934,388)	$(243,452)	$(911,516)	$7,701,663
Stock based compensation	-	-	320,325	-	-	-	320,325
Common stock issued to be employee for compensation	-	-	50,000	-	-	-	50,000
Common stock to be issued for payment of consulting services	631,523	632	396,510	-	-	-	397,142
Common stock issued to board of directors for services	154,486	154	(154)	-	-	-	-
Net loss	-	-	-	(1,466,294)	(9,811)	-	(1,476,105)
Balance at September 30, 2023	70,893,748	$70,894	$129,487,592	$(121,400,682)	$(253,263)	$(911,516)	$6,993,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Common Stock	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total Stockholder Equity
Balance January 1, 2022	68,153,336	$68,153	$124,915,560	$(107,704,274)	$(152,541)	$(911,516)	$16,215,382
Stock based compensation	-	-	305,370	-	-	-	305,370
Common stock to be issued to employees for bonuses	-	-	164,385	-	-	-	164,385
Net loss	-	-	-	(1,901,723)	(17,502)	-	(1,919,225)
Balance at March 31, 2022	68,153,336	$68,153	$125,385,315	$(109,605,997)	$(170,043)	$(911,516)	$14,765,912
Stock based compensation	-	-	392,266	-	-	-	392,266
Common stock issued to employee for compensation	27,051	27	39,973	-	-	-	40,000
Common stock to be issued for payment of consulting services	246,028	246	345,689	-	-	-	345,935
Common stock issued to board of directors for services	12,879	13	12,864	-	-	-	12,877
Common stock issued to board of directors for vested awards	224,850	225	(225)	-	-	-	-
Common stock to be issued to employees for bonuses	147,338	147	(147)	-	-	-	-
Net loss	-	-	-	(2,858,481)	(22,848)	-	(2,881,329)
Balance June 30, 2022	68,811,482	$68,811	$126,175,735	$(112,464,478)	$(192,891)	$(911,516)	$12,675,661
Stock based compensation	-	-	400,202	-	-	-	400,202
Common stock to be issued for payment of consulting services	95,912	96	90,403	-	-	-	90,499
Net loss	-	-	-	(1,971,803)	(13,680)	-	(1,985,483)
Balance September 30, 2022	68,907,394	$68,907	$126,666,340	$(114,436,281)	$(206,571)	$(911,516)	$11,180,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

(UNAUDITED)

	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net loss	$(5,024,264)	$(6,786,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	10,155	10,139
Amortization of intangibles	39,643	39,982
Stock based compensation	1,113,427	1,097,838
Inventory Reserve	109,159	430,245
Employees paid in stock	317,500	217,262
Expense paid in stock	579,928	436,434
Unrealized gain on marketable securities	6,208	-
Bad debt expense	16,076	100,000
Amortization of right-of-use asset	69,067	59,698
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	86,629	(248,457)
Increase in inventories	(799,454)	(440,574)
Increase in advances on contracts	(373,852)	(272,223)
Increase in prepaid expenses and other current assets	(134,881)	(102,858)
Increase in accounts payable	46,538	502,292
(Decrease) increase in accounts payable, related party	(166,855)	515,142
Decrease in accrued expenses	(13,098)	(367,074)
Increase (decrease) in accrued expenses, related party	103,287	(80,758)
Decrease operating right of use lease asset	(65,543)	(53,411)
Net cash used in operating activities	$(4,080,330)	$(4,942,360)

Cash flows from investing activities:
Purchase of furniture, fixtures, and equipment	(1,192)	(3,827)
Sale of Marketable securities	4,472,540	-
Purchase of Marketable securities	(6,929,218)	-
Net cash used in investing activities	$(2,457,870)	$(3,827)

Cash flows from financing activities:
Payments finance lease obligations	(6,486)	(6,486)
Net cash used in financing activities	$(6,486)	$(6,486)

Net decrease in cash and cash equivalents	(6,544,686)	(4,952,673)
Cash and cash equivalents at beginning of period	8,715,279	14,764,346
Cash and cash equivalents at end of period	$2,170,593	$9,811,673

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

Milestone Scientific was incorporated in the State of Delaware in August 1989. Milestone Scientific has developed a proprietary, revolutionary, computer-controlled anesthetic delivery device, its DPS Dynamic Pressure Sensing Technology® System, to meet the needs of various subcutaneous drug delivery injections and fluid aspiration – enabling healthcare practitioners to achieve multiple unique benefits that cannot currently be accomplished with the 160-year-old manual syringe. Our proprietary DPS Dynamic Pressure Sensing technology is our technology platform that advances the development of next-generation devices. It regulates flow rate and monitoring pressure from the tip of the needle, through platform extensions for local anesthesia for subcutaneous drug delivery, used in various dental and medical injections. It has specific medical applications for epidural space identification in regional anesthesia procedures and intra-articular joint injections.

Our device, using The Wand®, a single use disposable handpiece, is marketed in dentistry under the trademarks CompuDent® and STA Single Tooth Anesthesia System®, and is suitable for all dental procedures that require local anesthetic. The dental devices are currently sold in the United States, Canada and in over 41 other countries. Milestone Scientific also has 510(k) marketing clearance from the U.S. Food and Drug Administration (FDA) on the CompuFlo® Epidural Computer Controlled Anesthesia System in the lumbar thoracic and cervical thoracic junction of the spinal region. In addition, we have obtained CE mark approval for certain medical devices, which can be marketed and sold in most European countries.

NOTE 2-  LIQUIDITY  AND UNCERTAINTIES

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. Total losses since inception have been $121 million. The operating losses were $1.5 million and $5.1 million for three and nine months ended September 30, 2023, respectively. Management has prepared cash flow forecasts covering a period of 12 months from the date of issuance of these financial statements. As a result of the forecast, management believes that the Company has sufficient cash, as a result of slowing down production on new technology, research, and development, terminating certain consulting agreements, and managing inventory purchases from our manufacturers. Additionally, the Company was approved on September 12, 2023 to sell Net Operating Losses through the New Jersey Technology Business Tax Certificate Transfer Program (“NJ NOL Program”), a program established by NJ Law and administered by the New Jersey Economic Development Authority (“NJEDA”). Management believes this will generate positive cash flow in the near future.  Management has concluded that there is no substantial doubt about the Company’s ability to continue as a going concern for the period of one year from the issuance of these financial statements.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission (SEC) and include the accounts of Milestone Scientific and its wholly owned and majority owned subsidiaries, including, Wand Dental (wholly owned), and Milestone Medical (majority owned).  All significant, intra-entity transactions and balances have been eliminated in the consolidation.

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

3. Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the inventory valuation, and cash flow assumptions regarding evaluations of going concern considerations. Actual results could differ from those estimates.

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

The Company terminated its major U.S. distributor contract as of December 31, 2022. That distributor had return rights in connection with this contract termination that extended through March 31, 2023. The Company recorded allowance of approximately $179,000 for those returns within its December 31, 2022 financial statements.  As of September 30, 2023 no returns have been  presented, and the Company reversed the allowance for sales returns.

Financing and Payment

The Company's payment terms differ by geography and customer, but payments from distributors are required within 90 days or less from the date of shipment. The E-commerce portal sells directly to end users and accepts online payments via credit and debit cards via a third-party. These payments from the third-party are settled within two business days.

Disaggregation of Revenue

The Company operates in two operating segments: dental and medical. Therefore, results of the Company's operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. See Note 8 for revenues by geographical market, based on the customer’s location, and product category for the three and nine months ended September 30, 2023 and 2022.

5.  Cash and Cash Equivalents

Milestone Scientific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2023 and December 31, 2022, Milestone Scientific has approximately $2.2 million and $8.7 million, respectively of cash and cash equivalents. As of September 30, 2023, Milestone Scientific had approximately $1.7 million in cash, cash equivalents, and marketable securities in accounts that exceeded the Federal Deposit Insurance Corporation insurance limit of $250,000.

6. Marketable Securities

The Company’s marketable securities are comprised of treasury bills with original maturity greater than three months from date of purchase. The Company’s marketable securities are measured at fair value and are accounted for in accordance with ASU 2016-01. Unrealized holding gains and losses on treasury bills are recorded in interest income on the unaudited condensed consolidated statements of operations. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the marketable securities.

The appropriate classification of marketable securities is determined at the time of purchase and evaluated as of each reporting balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Declines in the fair values of equity securities that are considered other-than-temporary, are charged to other income (expense), net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. As of  September 30, 2023, the Company held approximately $2.4 million in  U.S. treasury securities, with  maturity dates within 3 and 6 months of the balance sheet date.

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

Distributors credit sales are due 90 days or less from the date of invoicing. As of September 30, 2023 and  December 31, 2022, accounts receivable was recorded, net of allowance for doubtful account of $26,000 and $10,000, respectively.

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

9.  Basic and Diluted Net Loss Per Common Share

Milestone Scientific presents “basic” earnings (loss) per common share applicable to common stockholders and, if applicable, “diluted” earnings (loss) per common share applicable to common stockholders pursuant to the provisions of ASC 260, “Earnings per Share”. Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued common shares as follows: 73,730,921 and 70,975,420 for the three months ended September 30, 2023 and 2022, respectively; and 72,374,693 and 70,480,706 for the nine months ended September 30, 2023 and 2022, respectively. The calculation of diluted earnings per common share is like that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. Since Milestone Scientific had net losses in the nine months ended September 30, 2023 and 2022, the assumed effects of the exercise of potentially dilutive outstanding stock options, unissued restricted stock awards (“RSA”) and warrants, were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, RSA's and warrants totaled 3,930,654 and 8,135,704 for the nine months ended September 30, 2023 and 2022, respectively.

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

11.  Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the guidance on measuring credit losses for certain financial assets measured at amortized cost, including trade receivables. The FASB has subsequently issued several updates to the standard, providing additional guidance on certain topics covered by the standard. This update requires entities to recognize an allowance for credit losses using a forward-looking expected loss impairment model, taking into consideration historical experience, current conditions, and supportable forecasts that impact collectability. As January 1, 2023, the Company adopted  ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”)  the adoption of this ASU does not have a material impact on our financial statements.

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

NOTE 4 — INVENTORIES

Inventories consist of the following:

	September 30, 2023	December 31, 2022

Dental finished goods	$2,090,638	$1,315,263
Medical finished goods, net	225,642	334,124
Component parts and other materials	166,350	142,948
Total inventories	$2,482,630	$1,792,335

The Company has recorded an allowance on slow moving Medical finished goods due to the slow adoption of the epidural instruments and handpieces for approximately $1.0 million  as of September 30, 2023 and December 31, 2022. The Company recorded approximately $90,000 for obsolete parts and material related to the epidural instrument.

NOTE 5 — ADVANCES ON CONTRACTS

The advances on contracts represent funding of future STA devices, epidural instruments, and epidural replacements parts. The balance of the advances as of September 30, 2023 and December 31, 2022 is approximately $1.7 million and $1.3 million, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

NOTE 6— STOCKHOLDERS’ EQUITY

Warrants

The following table summarizes information about shares issuable under warrants outstanding as of September 30, 2023:

	Warrant shares outstanding	Weighted Average exercise price	Weighted Average remaining life	Intrinsic value
Outstanding at January 1, 2023	4,268,221	2.18	0.50	-
Issued	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	(3,953,649)	-	-	-
Outstanding and exercisable at September 30, 2023	314,572	0.50	0.35	132,120

Shares to Be Issued

As of September 30, 2023 and 2022, there were 2,426,364 and 1,852,789, respectively, shares issuable, the issuance of which has been deferred under the terms of employment agreements with the Chief Executive Officer and other employees of Milestone Scientific. Such shares are issuable to each party upon termination of their respective employment.

As of September 30, 2023 and 2022, there were 382,696 and 174,364, respectively, shares issuable to non-employees,  for services rendered. The number of shares was fixed at the date of grant and were fully vested upon grant date.

The following table summarizes information about shares to be issued on September 30, 2023 and 2022.

	September 30, 2023	September 30, 2022

Shares-to-be-issued, outstanding January 1, 2023 and 2022, respectively	2,440,673	2,066,343
Granted in current period	368,387	108,148
Issued in current period	-	(147,338)
Shares-to be issued outstanding September 30, 2023 and 2022, respectively	2,809,060	2,027,153

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

Milestone Scientific recognizes compensation expense over the requisite service period. For three and nine months ended September 30, 2023, Milestone Scientific recognized approximately $321,000 and $1.1 million, respectively, of total compensation cost, recorded in general and administrative expenses on the statement of operations. For three and nine months ended September 30, 2022, Milestone Scientific recognized approximately  $233,000 and $1.1 million, respectively, of total compensation cost, recorded in general and administrative expenses on the statement of operations.

A summary of option activity for employees under the plans and changes during the nine months ended September 30, 2023 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2023	3,059,989	2.36	6.38	-
Granted during 2023	-	-	-	-
Exercised during 2023	-	-	-	-
Forfeited or expired during 2023	(18,000)	-	-	-
Options outstanding September 30, 2023	3,041,989	2.29	5.66	-
Exercisable, September 30, 2023	1,469,651	2.37	4.97	-

A summary of option activity for non-employees under the plans and changes during the nine months ended September 30, 2023 presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2023	91,663	1.75	2.55	1,083
Granted during 2023	8,333	0.89	4.46	222
Expired during 2023	(8,333)	0.75	-	-
Options outstanding September 30, 2023	91,663	1.76	2.25	8,000
Exercisable, September 30, 2023	77,776	1.89	1.93	6,777

For the three and nine months ended September 30, 2023, Milestone Scientific recognized approximately $3,800 and $17,000, respectively of expense related to non-employee options. For the three and nine months ended September 30, 2022, Milestone Scientific recognized approximately $5,000 and $15,000, respectively of expense related to non-employee options.

The information below summarizes the restricted stock award activity for the nine months ended September 30, 2023.

	Number of Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested as January 1, 2023	435,293	1.18
Granted	617,978	0.89
Vested	(540,164)	-
Cancelled	(30,676)	-
Non-vested as September 30, 2023	482,431	0.91

As of September 30, 2023, there were 18,947 restricted shares granted and deferred under the terms of  employment agreements with each Territory Manager of Milestone Scientific. Such shares  are expected to be issued to each party upon completion of two  years of employment. For the three and nine months ended September 30, 2023, the Company recognized stock compensation expense of approximately negative $36,500 and $17,700 respectively. For the three and nine months ended September 30, 2022, the Company recognized negative stock compensation expense of approximately $10,400 and $37,500, respectively, due to termination of certain employees who had not vested in their grant in the current period. For the nine months ended September 30, 2023, the total unrecognized compensation expense was approximately $5,200, related to unvested restricted stock awards, which the Company expects to recognize over an estimated weighted-average period of .46 years.

As of  June 28, 2023, the Company entered into restricted stock agreements with members of the Board of Directors of the Company. The Company granted 617,978 restricted stock awards with a fair market value of $0.89 per share. Such restricted stock vests as follows: 25% on the grant date in June 2023, and 25% quarterly, on the first day of the following months:  October 2023,  January 2024, and  April 2024. These awards vest immediately upon a change of control as defined in the agreements. For the three and nine months ended September 30, 2023, the Company recognized approximately $137,500 and $445,000, respectively, for restricted stock expenses recorded in general and administrative expenses on the statement of operations. For the nine months end September 30, 2023, the total unrecognized stock compensation expense was approximately $269,000 related to non-vested restricted stock awards with the members of the Board of Directors, which the Company expects to recognize over an estimated weighted average period of 0.50 years.

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

NOTE 8 — SEGMENT AND GEOGRAPHIC DATA

We conduct our business through two reportable segments: Dental and Medical. These segments offer different products and services to different customer bases. The Company provides general corporate services to its segments; however, these services are not considered when making operating decisions and assessing segment performance. These services are reported under “Corporate Services” below and these include costs associated with executive management, investor relations, patents, trademarks, licensing agreements, new instrument developments, financing activities and public company compliance.

The following tables present information about our reportable and operating segments:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
Sales
Net Sales:	2023	2022	2023	2022
Dental	$2,053,284	$2,206,499	$7,556,848	$6,509,619
Medical	6,000	9,200	10,000	55,350
Total net sales	$2,059,284	$2,215,699	$7,566,848	$6,564,969

Operating Income (Loss):	2023	2022	2023	2022
Dental	$458,474	$308,913	$1,699,349	$826,175
Medical	(740,087)	(937,468)	(2,425,913)	(3,788,842)
Corporate	(1,225,092)	(1,384,940)	(4,400,369)	(3,850,189)
Total operating loss	$(1,506,705)	$(2,013,495)	$(5,126,933)	$(6,812,856)

Depreciation and Amortization:	2023	2022	2023	2022
Dental	$1,051	$951	$3,439	$2,737
Medical	585	1,019	2,247	3,056
Corporate	14,260	14,691	44,112	44,328
Total depreciation and amortization	$15,896	$16,661	$49,798	$50,121

Income (loss) before taxes and equity in earnings of affiliates:	2023	2022	2023	2022
Dental	$458,504	$307,699	$1,698,790	$822,270
Medical	(742,004)	(938,963)	(2,431,502)	(3,793,236)
Corporate	(1,192,605)	(1,354,219)	(4,291,552)	(3,815,071)
Total loss before taxes and equity in earnings of affiliate	$(1,476,105)	$(1,985,483)	$(5,024,264)	$(6,786,037)

Total Assets	September 30, 2023	December 31, 2022
Dental	$5,338,522	$3,875,978
Medical	498,113	620,373
Corporate	4,746,923	9,205,735
Total assets	$10,583,558	$13,702,086

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$230,615	$-	$230,615	$164,341	$7,500	$171,841
Handpieces	1,007,930	-	1,007,930	678,473	1,700	680,173
Accessories	14,822	-	14,822	24,304	-	24,304
Grand Total	$1,253,367	$-	$1,253,367	$867,118	$9,200	$876,318

International: Rest of World
Instruments	$88,019	$-	$88,019	$436,069	$-	$436,069
Handpieces	700,697	6,000	706,697	881,616	-	881,616
Accessories	11,201	-	11,201	21,696	-	21,696
Grand Total	$799,917	$6,000	$805,917	$1,339,381	$-	$1,339,381

Total Product Sales	$2,053,284	$6,000	$2,059,284	$2,206,499	$9,200	$2,215,699

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$726,104	$-	$726,104	$442,336	$7,500	$449,836
Handpieces	3,277,830	-	3,277,830	2,275,865	25,750	2,301,615
Accessories	59,336	-	59,336	73,210	2,100	75,310
Grand Total	$4,063,270	$-	$4,063,270	$2,791,411	$35,350	$2,826,761

International: Rest of World
Instruments	$961,224	$-	$961,224	$1,050,443	$-	$1,050,443
Handpieces	2,222,707	10,000	2,232,707	2,265,367	20,000	2,285,367
Accessories	39,647	-	39,647	42,434	-	42,434
Grand Total	$3,223,578	$10,000	$3,233,578	$3,358,244	$20,000	$3,378,244

International: China
Instruments	$270,000	$-	$270,000	$-	$-	$-
Handpieces	-	-	-	359,964	-	359,964
Accessories	-	-	-	-	-	-
Grand Total	$270,000	$-	$270,000	$359,964	$-	$359,964

Total Product Sales	$7,556,848	$10,000	$7,566,848	$6,509,619	$55,350	$6,564,969

NOTE 9 – CONCENTRATIONS

Milestone Scientific has informal arrangements with third-party U.S. manufacturers of the STA devices, and epidural instruments pursuant to which they manufacture these products under specific purchase orders which contain advance requirements but without any long-term contract or minimum purchase commitment. Advances on contracts have been classified as current at  September 30, 2023 and December 31, 2022. The termination of the manufacturing relationship with any of these manufacturers could have a material adverse effect on Milestone Scientific’s ability to produce and sell its products. Although alternate sources of supply exist, and new manufacturing relationships could be established, Milestone Scientific would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, because of termination of such a relationship, would have a material adverse effect on Milestone Scientific’s financial condition, business and results of operations.

On January 3, 2023, the Company launched an E-Commerce platform selling and shipping STA Single Tooth Anesthesia System® (STA) and handpieces directly to dental offices and dental groups within the U.S. For the three months ended September 30, 2023, E-Commerce accounted for 60% of net product sales and one distributor accounted for 13% of net product sales. For the nine months ended September 30, 2023, E-Commerce accounted for 46% of net product sales. For the three months ended September 30, 2022, an aggregate of approximately 11% and 32% of the Company’s net sales were from two distributors. For the nine months ended September 30, 2022, an aggregate of approximately 36% of the Company’s net product sales were from one distributor.

We had four distributors that accounted for 41%, 24%, 13% and 10% of accounts receivable, respectively, for the nine months ended September 30, 2023. We had two customers that accounted for 33%, and 20% of accounts receivable, respectively as of December 31, 2022.

As of September 30, 2023 we had two vendors that accounted for 35% and 19%, respectively, of accounts payable and accounts payable related party. We had one vendor that accounted for 42% of accounts payable and accounts payable related party as of December 31, 2022.

NOTE 10 -- RELATED PARTY TRANSACTIONS

United Systems

Milestone Scientific has a supply  agreement with United Systems (whose controlling shareholder, Tom Cheng, is a significant stockholder of Milestone Scientific), the principal manufacturer of our handpieces, pursuant to which manufacture is under specific purchase orders, but without minimum purchase commitments. Purchases from this manufacturer were approximately $636,000 and $1.9 million, respectively for the three and nine months ended September 30, 2023. Purchases from this manufacturer were approximately $658,000 and $2.3 million, respectively, for the three and nine months ended September 30, 2022.

As of September 30, 2023 and December 31, 2022, Milestone Scientific owed this manufacturer approximately $630,000, and $819,000, respectively, which is included in accounts payable, related party and accrued expense, related party on the unaudited condensed consolidated balance sheets.

Other

During 2022, K. Tucker Andersen, a significant stockholder of Milestone Scientific, entered into an agreement with Milestone Scientific to provide financial and business strategic services. Expenses recognized on this agreement were $25,000 and $75,000 for three and nine months ended September 30, 2022, respectively. The agreement was not renewed for 2023.

Royalties payable to our Director of Clinical Affairs was approximately $104,000 and $370,000 for the three and nine months ended September 30, 2023, respectively. Royalties payable to our Director of Clinical Affairs was approximately $108,000 and $322,000 for the three and nine months ended September 30, 2022, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of $39,000 and $117,000 for the three and nine months ended September 30, 2023 and 2022, respectively.

As of  September 30, 2023 and December 31, 2022, Milestone Scientific owed the Director Clinical Affairs for royalties of approximately $104,000 and $120,000, respectively, which is included in accounts payable, related party and accrued expense, related party, in the condensed consolidated balance sheet.

Pursuant to a Succession Agreement dated April 6, 2021 between Leonard Osser and the Company: (i) the Employment Agreement dated as of July 10, 2017 between Mr. Leonard Osser and the Company, pursuant to which upon Mr. Osser stepping down as Interim Chief Executive Officer of the Company, the Company agreed to employ him as Managing Director, China Operations of the Company (the “China Operations Agreement”), and (ii) the Consulting Agreement dated as of July 10, 2017 (the “Consulting Agreement”) between the Company and U.S. Asian Consulting Group, LLC, a company of which Mr. Osser is a principal, the compensation under the China Operations Agreement was modified to reduce the overall compensation by $100,000 to $200,000, split equally between a cash amount and an amount in shares, and the compensation under the Consulting Agreement was increased by $100,000 to $200,000, equally split between a cash amount and an amount in shares, which shares were formerly payable under the China Operations Agreement. Compensation under the China Operations Agreement and the Consulting Agreement are payable for 9.5 years from May 19, 2021. The Company recorded expense of $50,000 and $150,000 related to the Managing Director, China Operations for the three and nine months ended September 30, 2023 and 2022, respectively. The Company recorded expense of $50,000 and $150,000 related to the US Asian Consulting Group, LLC for the three and nine months ended September 30, 2023 and 2022,  respectively.

NOTE 11 — COMMITMENTS

(1)  Contract Manufacturing Agreement

Milestone Scientific has informal arrangements with third-party manufacturers of the STA devices, and epidural instruments pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. The Company has a purchase commitment for the delivery of 2,800 STA instruments as of September 30, 2023. As of September 30, 2023, the purchase order commitment was approximately $2.7 million, and approximately $1.7 million was paid and reported in advances on contracts in the condensed consolidated balance sheet. As of December 31, 2022, the purchase order commitment was approximately $1.7 million, and approximately $1.2 million was paid and reported in advances on contracts in the condensed consolidated balance sheet. The advances on contracts represent funding of future epidural instruments, and epidural replacements parts. The balance of the advances as of September 30, 2023 and December 31, 2022 is approximately $41,000. The advance is classified as current based on the estimated annual usage of the underlying inventory.

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

●	The expected lease terms include non-cancellable lease periods. Renewal option periods are not included in the determination of the lease terms as they were not reasonably certain to be exercised.

The components of lease expense were as follows:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cash paid for operating lease liabilities	$34,320	$31,999	$98,083	$95,996
Cash paid for finance lease liabilities	2,685	2,685	8,055	8,055
Right-of-use assets obtained in exchange for new operating lease liabilities (1)				663,009
Property and equipment obtained in exchange for new finance lease liabilities				43,242
Weighted Average Remaining Lease Term
Finance leases (years)				1.3
Operating leases (years)				3.5
Weighted-average discount rate – operating leases				9.20%
Weighted-average discount rate – finance leases				9.20%

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

We have developed a proprietary, revolutionary, computer-controlled anesthetic delivery device, our DPS Dynamic Pressure Sensing Technology® System, to meet the needs of various subcutaneous drug delivery injections and fluid aspiration – enabling healthcare practitioners to achieve multiple unique benefits that cannot currently be accomplished with the 160-year-old manual syringe. Our proprietary DPS Dynamic Pressure Sensing technology is our technology platform that advances the development of next-generation devices. It regulates flow rate and monitoring pressure from the tip of the needle, through platform extensions for local anesthesia for subcutaneous drug delivery, used in various dental and medical injections. It has specific medical applications for epidural space identification in regional anesthesia procedures.

Our device, using The Wand®, a single use disposable handpiece, is marketed in dentistry under the trademark CompuDent®, and STA Single Tooth Anesthesia System® and is suitable for all dental procedures that require local anesthetic. The dental devices currently are sold in the United States, Canada and in over 41 other countries. Milestone Scientific also has 510(k) marketing clearance from the U.S. Food and Drug Administration (FDA) on the CompuFlo® Epidural Computer Controlled Anesthesia System in the lumbar, thoracic and cervical thoracic junction of the spine region. In addition, Milestone Scientific has obtained CE mark approval and can be marketed and sold in most European countries.

Our recent receipt of chronology-Specific CPT Code for the Company's technology by the American Medical Association marks an important milestone, that could increase the potential number of anesthesia pain management clinics adopting the CompuFlo instrument. A CPT code expands the potential for reimbursement of epidural procedures in pain management utilizing the CompuFlo Epidural System., which should help accelerate the commercial roll-out of CompuFlo in the U.S

Milestone Scientific and its subsidiaries currently hold over 245 U.S. and foreign patents, and many patents pending and patent applications. The Company’s patents and patent applications relate to drug delivery methodologies, Peripheral Nerve Block, drug flow rate measurement, pressure/force computer-controlled drug delivery with exit pressure, dynamic pressure sensing, automated rate control, automated charging, drug profiles, audible and visual pressure/force feedback, tissue identification, identification of a target region drug delivery injection unit, drug drive unit for anesthetic, handpiece, and injection device.

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

Building on the success of our proprietary, core technology platform for dental injections, and desiring to pursue other growth opportunities, we have begun to expand the uses and applications of our proprietary, patented technologies to achieve greater operational efficiencies, enhanced patient safety and therapeutic adherence, patient satisfaction, and improved quality of care across a broad range of medical specialties.

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

Medical Market Product

In June 2017, we received FDA regulatory clearance to sell the CompuFlo Epidural Computer Controlled Anesthesia System in the United States for epidural injections.

In May, 2022, the Company received a chronology-specific CPT Code for the  Company's technology by the American Medical Association, which marks an important milestone that could increase the potential number of anesthesia pain management clinics adopting the CompuFlo instrument. Effective  January 1, 2023, this temporary tracking code allows clinicians to submit claims to healthcare insurance providers using the Company’s technology for Epidural Sterile Injections in the lumbar, thoracic, cervical thoracic junction of the spinal region for reimbursement. A CPT code expands the potential for reimbursement of epidural procedures in pain management utilizing the CompuFlo Epidural System, which should help accelerate the commercial roll-out of CompuFlo in the United States.

On February 27, 2023, the Company  announced that its CompuFlo® Epidural System has received 510(k) FDA clearance for use in the thoracic region of the spine, including the cervical thoracic junction. This approval expands upon the Company’s prior approval of CompuFlo for use within the lumbar region of the spine, where the focus has been epidural analgesia during labor and delivery procedures.

Our recent receipt of chronology-Specific CPT Code for the Company's technology by the American Medical Association marks an important milestone, that could increase the potential number of anesthesia pain management clinics adopting the CompuFlo instrument. A CPT code expands the potential for reimbursement of epidural procedures in pain management utilizing the CompuFlo Epidural System, which should help accelerate the commercial roll-out of CompuFlo in the U.S.

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$230,615	$-	$230,615	$164,341	$7,500	$171,841
Handpieces	1,007,930	-	1,007,930	678,473	1,700	680,173
Accessories	14,822	-	14,822	24,304		24,304
Grand Total	$1,253,367	$-	$1,253,367	$867,118	$9,200	$876,318

International: Rest of World
Instruments	$88,019	$-	$88,019	$436,069	$-	$436,069
Handpieces	700,697	6,000	706,697	881,616	-	881,616
Accessories	11,201	-	11,201	21,696	-	21,696
Grand Total	$799,917	$6,000	$805,917	$1,339,381	$-	$1,339,381

Total Product Sales	$2,053,284	$6,000	$2,059,284	$2,206,499	$9,200	$2,215,699

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category:

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$726,104	$-	$726,104	$442,336	$7,500	$449,836
Handpieces	3,277,830	-	3,277,830	2,275,865	25,750	2,301,615
Accessories	59,336	-	59,336	73,210	2,100	75,310
Grand Total	$4,063,270	$-	$4,063,270	$2,791,411	$35,350	$2,826,761

International: Rest of World
Instruments	$961,224	$-	$961,224	$1,050,443	$-	$1,050,443
Handpieces	2,222,707	10,000	2,232,707	2,265,367	20,000	2,285,367
Accessories	39,647	-	39,647	42,434	-	42,434
Grand Total	$3,223,578	$10,000	$3,233,578	$3,358,244	$20,000	$3,378,244

International: China
Instruments	$270,000	$-	$270,000	$-	$-	$-
Handpieces	-	-	-	359,964	-	359,964
Accessories	-	-	-	-	-	-
Grand Total	$270,000	$-	$270,000	$359,964	$-	$359,964

Total Product Sales	$7,556,848	$10,000	$7,566,848	$6,509,619	$55,350	$6,564,969

Current Product Platform

See  Note 1, “Organization and Business”.

Results of Operations

The following table sets forth the consolidated results of operations for the three and nine months ended September 30, 2023 and 2022, respectively. The trends suggested by this table may not be indicative of future operating results:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Operating results:
Product sales, net	$2,059,284	$2,215,699	$7,566,848	$6,564,969
Cost of products sold	555,850	762,964	2,284,730	2,749,160
Gross profit	1,503,434	1,452,735	5,282,118	3,815,809

Operating expenses:
Selling, general and administrative expenses	2,823,765	3,283,378	9,834,781	9,681,326
Research and development expenses	170,478	166,191	524,472	897,218
Depreciation and amortization expense	15,896	16,661	49,798	50,121
Total operating expenses	3,010,139	3,466,230	10,409,051	10,628,665
Loss from operations	(1,506,705)	(2,013,495)	(5,126,933)	(6,812,856)
Other income, and interest net	30,600	28,012	102,669	26,819
Net loss	(1,476,105)	(1,985,483)	(5,024,264)	(6,786,037)
Net loss attributable to noncontrolling interests	(9,811)	(13,680)	(33,987)	(54,030)
Net loss attributable to Milestone Scientific Inc.	$(1,466,294)	$(1,971,803)	$(4,990,277)	$(6,732,007)

Three months ended September 30, 2023 compared three months ended September 30, 2022

Net sales for 2023 and 2022 were as follows:

	2023	2022	Change
Dental	$2,053,284	$2,206,499	$(153,215)
Medical	6,000	9,200	$(3,200)
Total sales, net	$2,059,284	$2,215,699	$(156,415)

Consolidated revenue for the three months ended September 30, 2023 and 2022 was approximately $2.1 million and $2.2 million, respectively, a decrease of approximately $156,000. As of January 3, 2023, the Company launched an E-Commerce platform, to replace its previous U.S. distribution arrangement with Henry Schein by selling and shipping the STA Single Tooth Anesthesia System® (STA) and handpieces directly to end users, including dental offices and dental groups, within the U.S. E-commerce revenue for the three months ended September 30, 2023 was approximately $1.2 million. The Company recorded no revenue from Henry Schein for the three months ended September 30, 2023 compared to approximately $715,000 recorded for the three months ended September 30, 2022. Revenue from other U.S. distributors was approximately $48,000 for the three months ended September 30, 2023, a decrease of $105,000 compared to September 30, 2022. For the three months ended September 30, 2023, international revenue was approximately $800,000 a decrease of $538,000, compared to September 30, 2022.

Gross Profit for 2023 and 2022 were as follows:

	2023	2022	Change
Dental	$1,515,993	$1,446,111	$69,882
Medical	(12,559)	6,624	$(19,183)
Total gross profit	$1,503,434	$1,452,735	$50,699

Consolidated gross profit for the three months ended September 30, 2023 was approximately $1.5 million, an increase of approximately $50,000, compared to approximately $1.4 million for the same period in 2022. The increase was due to higher margin sales associated with the launch of the  E-Commerce platform.

Selling, general and administrative expenses for 2023 and 2022 were as follows:

	2023	2022	Change
Dental	$934,477	$979,911	$(45,432)
Medical	678,456	933,218	(254,762)
Corporate	1,210,832	1,370,249	(159,417)
Total selling, general and administrative expenses	$2,823,765	$3,283,378	$(459,611)

Consolidated selling, general and administrative expenses for the three months ended September 30, 2023, and 2022 were approximately $2.8 million and $3.3 million, respectively. The decrease of approximately $460,000 is due to factors in several areas. Employee salaries and benefits expenses decreased approximately $169,000 for the three months ended September 30, 2023 compared to the same period in 2022. The Company decreased quality control, regulatory, professional fees, travel and royalties expenses approximately by $389,000. With the launch of the E-Commerce platform marketing and warehousing expense increased for the three months ended September 30, 2023, by approximately $73,000 compared to the same period in 2022. The Company recorded an increase in other selling, general and administrative expenses of approximately $25,000 for the three months ended September 30, 2023 compared to the same period in 2022.

Research and Development for 2023 and 2022 were as follows:

	2023	2022	Change
Dental	$121,991	$156,336	$(34,345)
Medical	48,487	9,855	38,632
Corporate	-	-	-
Total research and development	$170,478	$166,191	$4,287

Consolidated research and development expenses for the three months ended September 30, 2023 and 2022 were approximately $170,000 and $166,000, respectively. The increase of approximately $4,300 is related to the Company's progress in developing the next generation STA Single Tooth Anesthesia System, offset by an decrease in medical cost for the epidural consumables.

Profit (Loss) from Operations for 2023 and 2022 were as follows:

	2023	2022	Change
Dental	$458,474	$308,913	$149,561
Medical	(740,087)	(937,468)	197,381
Corporate	(1,225,092)	(1,384,940)	159,848
Total loss from operations	$(1,506,705)	$(2,013,495)	$506,790

The loss from operations was approximately $1.5 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively, a increase of approximately $0.5 million. As stated above, the increase in the loss from operations is driven, in part by higher dental sales, and the lowers the higher selling, general and administrative expenses during such period.

Nine months ended September 30, 2023 compared nine months ended September 30, 2022

Net sales for 2023 and 2022 were as follows:

	2023	2022	Change
Dental	$7,556,848	$6,509,619	$1,047,229
Medical	10,000	55,350	$(45,350)
Total sales, net	$7,566,848	$6,564,969	$1,001,879

Consolidated revenue for the nine months ended September 30, 2023 and 2022 was approximately $7.6 million and $6.6 million, respectively, an increase of approximately $1.0 million. As of January 3, 2023, the Company launched an E-Commerce platform, selling and shipping the STA Single Tooth Anesthesia System® (STA) and handpieces directly to end users, including dental offices and dental groups, within the U.S. E-commerce revenue for the nine months ended September 30, 2023 was approximately $3.5 million. The Company terminated its major United States distributor, Henry Schein, as of December 31, 2022. The distributor had return rights through March 31, 2023 under the distribution contract, for which the Company recorded at December 31, 2022 an allowance of approximately $179,000 for such returns. This allowance was reversed as of March 31, 2023.

The Company recorded no revenue from Henry Schein for the nine months ended September 30, 2023, compared to approximately $2.4 million recorded for the nine months ended September 30, 2022. Revenue from other U.S. distributors was approximately $480,000 for the nine months ended September 30, 2023, an increase of $55,000 compared to September 30, 2022. For the nine months ended September 30, 2023, international revenue was approximately $3.2 million, a decrease of $135,000 compared to September 30, 2022. For the nine months ended September 30, 2023, the Company reported approximately $270,000 revenue from China, a decrease of approximately $90,000.

Gross Profit for 2023 and 2022 were as follows:

	2023	2022	Change
Dental	$5,375,274	$4,207,376	$1,167,898
Medical	(93,156)	(391,567)	$298,411
Total gross profit	$5,282,118	$3,815,809	$1,466,309

Consolidated gross profit for the nine months ended September 30, 2023 increased by approximately $1.5 million, or 40%, compared to the same period in 2022. The increase was due to higher margins sales associated with the launch of E-Commerce platform. The Company recorded approximately $91,000 for inventory that was obsolete and or expired.

Selling, general and administrative expenses for 2023 and 2022 were as follows:

	2023	2022	Change
Dental	$3,217,690	$2,529,352	$688,338
Medical	2,260,834	3,346,113	(1,085,279)
Corporate	4,356,257	3,805,861	550,396
Total selling, general and administrative expenses	$9,834,781	$9,681,326	$153,455

Consolidated selling, general and administrative expenses for the nine months ended September 30, 2023, and 2022 were approximately $9.8 million and $9.7 million, respectively. The increase of approximately $153,000 is due to several factors. Employee salaries and benefits expenses decreased approximately $190,000 for the nine months ended September 30, 2023 compared to the same period in 2022. The Company decreased quality control, regulatory, and travel expenses approximately by $290,000 compared to the same period in 2022. The Company increase professional fees, and royalties expenses approximately by $191,000 compared to the same period in 2022.With the launch of the E-Commerce platform marketing and warehousing expense increased for the nine months ended September 30, 2023, by approximately $290,000 compared to the same period in 2022. The Company recorded an increase in other selling, general and administrative expenses of approximately $153,000 for the nine months ended September 30, 2023 compared to the same period in 2022.

Research and Development for 2023 and 2022 were as follows:

	2023	2022	Change
Dental	$454,791	$849,112	$(394,321)
Medical	69,681	48,106	21,575
Corporate	-		-
Total research and development	$524,472	$897,218	$(372,746)

Consolidated research and development expenses for the nine months ended September 30, 2023 and 2022 were approximately $524,000 and $897,000, respectively. The decrease of approximately $373,000 is related to the Company's progress in developing the next generation STA Single Tooth Anesthesia System, offset by an increase in medical cost for the epidural consumables.

Profit (Loss) from Operations for 2023 and 2022 were as follows:

Loss	2023	2022	Change
Dental	$1,699,354	$826,175	$873,179
Medical	(2,425,918)	(3,788,842)	1,362,924
Corporate	(4,400,369)	(3,850,189)	(550,180)
Total loss from operations	$(5,126,933)	$(6,812,856)	$1,685,923

The loss from operations was approximately $5.1 million and $6.8 million for the nine months ended September 30, 2023 and 2022, respectively, a increase of approximately $1.7 million. As stated above, the increase in the loss from operations is driven by higher dental sales, which offset the higher selling, general and administrative expenses during period.

Liquidity and Capital Resources

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. Total losses since inception have been $121 million. The operating losses were $1.5 million and $5.1 million for three and nine months ended September 30, 2023, respectively. Management has prepared cash flow forecasts covering a period of 12 months from the date of issuance of these financial statements. As a result of the forecast, management believes that the Company has sufficient cash, as a result of slowing down production on new technology, research, and development, terminating certain consulting agreements, and managing inventory purchases from our manufacturers. Additionally, the Company was approved on September 12, 2023 to sell Net Operating Losses through the New Jersey Technology Business Tax Certificate Transfer Program (“NJ NOL Program”), a program established by NJ Law and administered by the New Jersey Economic Development Authority (“NJEDA”). Management believes this will generate positive cash flow in the near future.  Management has concluded that there is no substantial doubt about the Company’s ability to continue as a going concern for the period of one year from the issuance of these financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Milestone Scientific is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer, and Principal Accounting Officer, concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. During the nine month ended September 30, 2023, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(Principal Accounting Officer)

Date: November 14, 2023