Form 10-Q
period 2024-03-31
MILESTONE SCIENTIFIC INC.
filed 2024-05-15
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☑

As of May 15, 2024, the registrant has a total of 77,227,714 shares of Common Stock, $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

true

MILESTONE SCIENTIFIC INC.

Form 10-Q

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends that may affect Milestone Scientific’s future plans of operations, business strategy, results of operations and financial condition. Milestone Scientific wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Milestone Scientific’s plans and objectives are based, in part, on assumptions involving the continued expansion of its business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Milestone Scientific. Although Milestone Scientific believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, our history of operating losses that are expected to continue, requiring additional funding which we may be unable to raise capital when needed (which may force us to delay, curtail or eliminate commercialization efforts of our CompuFlo Epidural Computer Controlled Anesthesia System), the early stage operations of and relative lack of acceptance of our medical products, relying exclusively on two third parties to manufacture our products, changes to our distribution arrangements exposes us to risks of interruption of marketing efforts and building new marketing channels, changes in our informal manufacturing arrangements made by the manufacturer of our products and disruptions at the manufacturing facility of our manufacturers, including shortages of or delays in obtaining chips and other components, exposes us to risks that may harm our business, raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights, if physicians do not accept or use our CompuFlo Epidural Computer Controlled Anesthesia System, our ability to generate revenue from sales will be materially impaired, exposure to the risks inherent in international sales and operations, including China, and developments by competitors may render our products or technologies obsolete or non-competitive, the inclusion of such information should not be regarded as a representation by Milestone Scientific or any other person that the objectives and plans of Milestone Scientific will be achieved. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and the actual results may differ materially from those included within the forward-looking statements because of various factors. Except as required by the federal securities laws, Milestone Scientific undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K. Milestone Scientific is the owner of the following registered U.S. trademarks: CompuDent®; CompuMed®; CompuFlo®; DPS Dynamic Pressure Sensing technology®; Milestone Scientific ®; CathCheck®; the Milestone logo ®; SafetyWand®; STA Single Tooth Anesthesia Device®; and The Wand ®.

Part I- Financial Information

Item 1. Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$4,005,477	$2,977,713
Marketable securities	1,000,000	2,976,573
Accounts receivable, net of allowance for credit losses of $10,000, respectively	661,838	312,664
Prepaid expenses and other current assets	863,589	517,785
Inventories	2,860,029	2,638,186
Advances on contracts	1,421,120	1,371,548
Total current assets	10,812,053	10,794,469
Furniture, fixtures and equipment, net	8,023	10,024
Intangibles, net	168,956	178,636
Right of use assets finance lease	6,835	8,998
Right of use assets operating lease	330,769	355,235
Other assets	24,150	24,150
Total assets	$11,350,786	$11,371,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,105,589	$689,604
Accounts payable, related party	789,317	410,512
Accrued expenses and other payables	1,241,403	1,511,717
Accrued expenses, related party	170,720	137,189
Accrued Liabilities noncontrolling interest	214,000	214,000
Current portion of finance lease liabilities	8,219	10,264
Current portion of operating lease liabilities	107,355	103,427
Total current liabilities	3,636,603	3,076,713
Non-current portion of finance lease liabilities	-	434
Non-current portion of operating lease liabilities	253,774	281,853
Total liabilities	$3,890,377	$3,359,000

Commitments

Stockholders’ equity
Common stock, par value $0.001; authorized 100,000,000 shares; 76,632,279 shares issued and 76,598,946 shares outstanding as of March 31, 2024 shares; 75,881,840 shares issued and 75,848,507 shares outstanding as of December 31, 2023;	76,632	75,881
Additional paid in capital	133,075,331	132,187,656
Accumulated deficit	(124,780,038)	(123,339,509)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific, Inc. stockholders' equity	7,460,409	8,012,512

Total liabilities and stockholders’ equity	$11,350,786	$11,371,512

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023

Product sales, net	$2,248,845	$2,597,598
Cost of products sold	572,742	708,135
Gross profit	1,676,103	1,889,463

Selling, general and administrative expenses	3,035,276	3,074,572
Research and development expenses	94,211	140,347
Depreciation and amortization expense	11,684	17,220
Total operating expenses	3,141,171	3,232,139

Loss from operations	(1,465,068)	(1,342,676)
Interest income (expense)	(3,351)	23,345
Unrealized Gain Treasury investment	27,890	-
Loss before provision for income taxes	(1,440,529)	(1,319,331)
Provision for income taxes	-	-

Net loss	(1,440,529)	(1,319,331)
Net loss attributable to noncontrolling interests	-	(11,665)
Net loss attributable to Milestone Scientific Inc.	$(1,440,529)	$(1,307,666)

Net loss per share applicable to common stockholders—
Basic and Diluted	(0.02)	(0.02)

Weighted average shares outstanding and to be issued—
Basic and Diluted	79,738,551	72,104,234
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total Stockholder Equity
Balance January 1, 2024	75,881,840	$75,881	$132,187,656	$(123,339,509)	$-	$(911,516)	$8,012,512
Stock based compensation	-	-	313,505	-	-	-	313,505
Common stock issued in public offering net of issuance cost of $42,273	372,110	372	191,784	-	-	-	192,156
Common Stock issued exercised warrants	103,500	104	51,647	-	-	-	51,751
Common stock issued for payment of consulting services	90,170	90	65,971	-	-	-	66,061
Common stock to be issued to employees for bonuses	30,165	31	264,922	-	-	-	264,953
Common stock issued to board of directors for services	154,494	154	(154)	-	-	-	-
Net loss	-	-	-	(1,440,529)	-	-	(1,440,529)
Balance at March 31, 2024	76,632,279	$76,632	$133,075,331	$(124,780,038)	$-	$(911,516)	$7,460,409

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total Stockholder Equity
Balance January 1, 2023	69,306,497	$69,306	$127,478,325	$(116,410,405)	$(219,276)	$(911,516)	$10,006,434
Stock based compensation			388,772	-	-	-	388,772
Common stock issued to board of directors for services	256,868	258	(258)	-	-	-	-
Common stock to be issued to employees for bonuses		-	50,000	-	-	-	50,000
Common Stock issued to Consultants	242,335	242	125,758	-	-	-	126,000
Net loss	-	-	-	(1,307,666)	(11,665)	-	(1,319,331)
Balance at March 31, 2023	69,805,700	$69,806	$128,042,597	$(117,718,071)	$(230,941)	$(911,516)	$9,251,875

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THREE MONTHS ENDED

(UNAUDITED)

	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net loss	$(1,440,529)	$(1,319,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,001	4,005
Amortization of intangibles	9,681	13,214
Stock based compensation	313,505	388,772
Employees paid in stock	264,953	50,000
Expense paid in stock	66,061	126,000
Unrealized gain on marketable securities	(27,890)	-
Amortization of right-of-use asset	24,466	22,579
Changes in operating assets and liabilities:
Increase in accounts receivable	(349,173)	(218,682)
Increase in inventories	(221,843)	(245,963)
Increase (decrease) in advances on contracts	(49,571)	170,475
Increase in prepaid expenses and other current assets	(345,804)	(323,558)
Increase (decrease) in accounts payable	415,974	(278,822)
Increase (decrease) in accounts payable, related party	378,807	(351,920)
Decrease in accrued expenses	(270,310)	(92,307)
Increase in accrued expenses, related party	33,532	73,280
Decrease operating right of use lease asset	(21,988)	(21,330)
Net cash used in operating activities	$(1,218,128)	$(2,003,588)

Cash flows from investing activities:
Purchase of furniture, fixtures, and equipment	-	(1,192)
Sale of Marketable securities	2,004,463	-
Purchase of Marketable securities	-	(4,430,384)
Net cash provided by (used in) investing activities	$2,004,463	$(4,431,576)

Cash flows from financing activities:
Net proceeds from Public Placement Offering	192,156	-
Net Proceeds exercise of warrants	51,751	-
Payments finance lease obligations	(2,478)	(2,162)
Net cash provided by (used in) financing activities	$241,429	$(2,162)

Net increase (decrease) in cash and cash equivalents	1,027,764	(6,437,326)
Cash and cash equivalents at beginning of period	2,977,713	8,715,279
Cash and cash equivalents at end of period	$4,005,477	$2,277,953

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MILESTONE SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS

All references in this report to “Milestone Scientific,” the “Company” or “Milestone” refer to Milestone Scientific Inc., and its consolidated subsidiaries, Wand Dental, Inc., and Milestone Innovation Inc., unless the context otherwise indicates. Milestone Scientific is the owner of the following registered U.S. trademarks: CompuDent®; CompuFlo®; DPS Dynamic Pressure Sensing technology®; Milestone Scientific ®; CathCheck®; the Milestone logo ®; SafetyWand®; STA Single Tooth Anesthesia System®; and The Wand ®.

Milestone Scientific was incorporated in the State of Delaware in August 1989. Milestone Scientific has developed a proprietary, revolutionary, computer-controlled anesthetic delivery device, its DPS Dynamic Pressure Sensing Technology® System, to meet the needs of various subcutaneous drug delivery injections and fluid aspiration – enabling healthcare practitioners to achieve multiple unique benefits that cannot currently be accomplished with the 160-year-old manual syringe. The Company’s proprietary DPS Dynamic Pressure Sensing technology is the Company’s technology platform that advances the development of next-generation devices. It regulates flow rate and monitoring pressure from the tip of the needle, through platform extensions for local anesthesia for subcutaneous drug delivery, used in various dental and medical injections. It has specific medical applications for epidural space identification in regional anesthesia procedures and intra-articular joint injections.

The Company’s device, using The Wand®, a single use disposable handpiece, is marketed in dentistry under the trademarks CompuDent® and STA Single Tooth Anesthesia System®, and is suitable for all dental procedures that require local anesthetic. The dental devices are currently sold in the United States, Canada and in over 41 other countries. Milestone Scientific also has 510(k) marketing clearance from the U.S. Food and Drug Administration (FDA) on the CompuFlo® Epidural Computer Controlled Anesthesia System in the lumbar thoracic and cervical thoracic junction of the spinal region.

The Company is in the process of meeting with medical facilities and device distributors within the United States, Middle East and Europe. Certain of our medical instruments have obtained European CE mark approval and can be marketed and sold in most European countries.

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

NOTE 2- LIQUIDITY AND UNCERTAINTIES

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has incurred total losses since inception of $124.8 million. The operating losses were $1.5 million and $1.3 million, for three months ended March 31, 2024 and 2023 respectively. On March 31, 2024, Milestone Scientific had cash and cash equivalents and marketable securities of approximately $5.0 million and working capital of approximately $7.2 million. For three months ended March 31, 2024, and 2023, we had cash flows used in operating activities of approximately $1.2 million and $2.0 million, respectively.

Management has prepared financial forecasts covering a period of 12 months from the date of issuance of these financial statements. These forecasts include several revenue and operating expense assumptions which indicate that the Company’s current cash and liquidity is sufficient to finance the operating requirements for at least the next 12 months from the filing date. Additionally, the Company was approved on September 12, 2023 to sell Net Operating Losses through the New Jersey Technology Business Tax Certificate Transfer Program (“NJ NOL Program”), a program administered by the New Jersey Economic Development Authority (“NJEDA”). On April 8, 2024, the Company completed the net sale of $2.0 million worth of NOLs via the NJ NOL Program. Milestone Scientific is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue from its dental business worldwide, the generation of revenue from its medical devices and disposables business in the United States and worldwide, and a reduction in operating expenses. However, the Company’s continued operations will depend on its ability to raise additional capital through various potential sources until it achieves profitability, if ever.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Principles of Consolidation

The accompanying consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and the applicable rules and regulations of the Securities and Exchange Commission (SEC) include the accounts of Milestone Scientific and its wholly owned and majority owned subsidiaries, including, Wand Dental (wholly owned), and Milestone Innovations Inc. (wholly owned).  All significant, intra-entity transactions and balances have been eliminated in the consolidation. Ownership interests in consolidated entities that are held by entities other than us are reported as noncontrolling interests in our consolidated balance sheets. Losses attributed to noncontrolling interests are reported separately in our consolidated statements of operations.

During December 2023, the Board of Directors of the Company approved a resolution to repurchase the remaining minority stake of Milestone Medical, Inc. for $214,000. Concurrently, the Company transferred the net assets of Milestone medical, Inc. to a newly created, wholly owned subsidiary, Milestone Innovations, Inc, a Delaware corporation.

2. Basis of Presentation

The unaudited consolidated financial statements of Milestone Scientific have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present such interim results. Interim results are not necessarily indicative of the results of operations which may be expected for a full year or any subsequent period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023, included in Milestone Scientific's Annual Report on Form 10-K.

3. Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the inventory valuation and cash flow assumptions regarding evaluations of going concern considerations. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

E-Commerce

As of January 3, 2023, the Company launched an E-Commerce platform, selling and shipping STA Single Tooth Anesthesia Systems® (STA) and handpieces directly to dental offices and dental groups within the United States. Our E-commerce portal accepts online payments via credit and debit cards. The cost of delivery is charged to the customer along with appropriate sales tax. The Company recognizes revenue from product sales at the time the product ships to a customer via a third-party carrier.

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

The Company terminated its major U.S. distributor contract as of December 31, 2022. That distributor had return rights in connection with this contract termination that extended through March 31, 2023. The Company recorded allowance of approximately $179,000 for those returns within its December 31, 2022 financial statements.  As of March 31, 2023 no returns were presented, and the Company reversed the allowance for sales returns. As of March 31, 2024, the company recorded no sales returns.

Financing and Payment

The Company's payment terms differ by geography and customer, but payments from distributors are required within 90 days or less from the date of shipment. The E-commerce portal sells directly to end users and accepts online payments via credit and debit cards via a third-party. These payments from the third party are typically settled within two business days.

Disaggregation of Revenue

The Company operates in two operating segments: dental and medical. Therefore, the results of the Company's operations are reported on a consolidated basis for the purposes of segment reporting, consistent with internal management reporting. See Note 8 for revenues by geographical market, based on the customer’s location, and product category for the three months ended March 31, 2024, and 2023, respectively.

5.  Cash and Cash Equivalents

Milestone Scientific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2024 and December 31, 2023, Milestone Scientific has approximately $4.0 million and $3.0 million, respectively of cash and cash equivalents. As of March 31, 2024, Milestone Scientific had approximately $3.4 million in cash, cash equivalents, and marketable securities in accounts that exceeded the Federal Deposit Insurance Corporation insurance limit of $250,000.

6. Marketable Securities

The Company’s marketable securities are comprised of treasury bills with original maturity greater than three months from date of purchase. The Company’s marketable securities are measured at fair value and are accounted for in accordance with ASC 825, Financial Instruments. Unrealized holding gains and losses on treasury bills are recorded in interest income on the unaudited condensed consolidated statements of operations. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the marketable securities.

The appropriate classification of marketable securities is determined at the time of purchase and evaluated as of each reporting balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Declines in the fair values of equity securities that are considered other-than-temporary, are charged to other income (expense), net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. As of  March 31, 2024, the Company held approximately $1.0 million in U.S. treasury securities, with maturity dates within 3 and 6 months of the balance sheet date.

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

Distributors credit sales are due 90 days or less from the date of invoicing. As of March 31, 2024 and  December 31, 2023, accounts receivable was recorded, net of allowance for credit losses of $10,000, respectively.

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

9.  Basic and Diluted Net Loss Per Common Share

Milestone Scientific presents “basic” earnings (loss) per common share applicable to common stockholders and, if applicable, “diluted” earnings (loss) per common share applicable to common stockholders pursuant to the provisions of ASC 260, “Earnings per Share”. Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued common shares as follows: 79,738,551 and 72,104,234 for the three months ended March 31, 2024 and 2023, respectively. The calculation of diluted earnings per common share is like that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. Since Milestone Scientific had net losses in the three months ended March 31, 2024 and 2023, the assumed effects of the exercise of potentially dilutive outstanding stock options, unissued restricted stock awards (“RSA”) and warrants, were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, RSA's and warrants totaled 3,296,480 and 7,670,661 for the three months ended March 31, 2024 and 2023, respectively.

10. Fair Value of Financial Instruments

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of an input to the fair value measurement requires judgment and  may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. As of  March 31, 2024, the Company has the following assets that were measured at fair value on a recurring basis.

As of  March 31, 2024, and December 31, 2023 the Company has the following assets that were measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Marketable Securities March 31, 2024	$1,000,000	$-	$-	$1,000,000

	Level 1	Level 2	Level 3	Total
Marketable Securities December 31, 2023	$2,976,573	$-	$-	$2,976,573

Marketable Securities included US Treasury securities totaling $1,000,000 and $2,976,573 that are considered to be highly liquid and easily transferable at  March 31, 2024 and December 31, 2023, respectively. US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified at Level 1 within the Company fair value hierarchy.

11. Stock-Based Compensation

Milestone Scientific accounts for stock-based compensation under ASC Topic 718, Share-Based Payment (“ASC Topic 718”). ASC Topic 718 requires all share-based payments to employees, non-employees, directors, and officers, including grants of employee stock options, to be recognized in the unaudited condensed consolidated statements of operations over the service period, as an operating expense, based on the grant-date fair values.

12.  Recent Accounting Pronouncements

Recently Issued Accounting Pronouncement

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which provides improvements to reportable segment disclosure requirements, primarily through enhanced disclosures around segment expenses. ASU 2023-07 requires us to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. ASU 2023-07 also requires that the Company disclose an amount for other segment items by reportable segment, a description of their composition and provide all annual disclosures about a reportable segment’s profit or loss and assets pursuant to Topic 280 during interim periods. The Company must also disclose the CODM’s title and position, as well as certain information around the measures used by the CODM and an explanation of how the CODM uses the reported measures in assessing segment performance and deciding how to allocate resources. For public entities with a single reportable segment, the entity must provide all the disclosures required pursuant to ASU 2023-07 and all existing segment disclosures under Topic 280. The amendments of ASU 2023-07 are effective for the Company for annual periods beginning January 1, 2024, and effective for interim periods beginning January 1, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company expects to adopt this standard effective January 1, 2024, at December 31, 2024 on the Company’s annual Form 10-K filing. The Company expects to update all required disclosures pursuant to this ASU 2023-07 at that time. The Company is evaluating the impact of ASU 2023-07 on our financial statements.

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

NOTE 4 — INVENTORIES

Inventories consist of the following:

	March 31, 2024	December 31, 2023

Dental finished goods	$2,769,209	$2,404,970
Medical finished goods	4,912	14,730
Component parts and other materials	85,908	218,486
Total inventories	$2,860,029	$2,638,186

NOTE 5 — ADVANCES ON CONTRACTS

The advances on contracts represent funding of future STA devices, epidural instruments, and epidural replacements parts. The balance of the advances as of March 31, 2024 and December 31, 2023 is approximately $1.4 million, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

NOTE 6— STOCKHOLDERS’ EQUITY

Public offering

On  December 10, 2023, the Company completed a public offering for sale of 4,765,000 common stock, at $0.63 per share which generated net proceeds of approximately $2.6 million. In addition, the Company granted the Underwriter a 45-day option to purchase up to an additional 714,750 shares of Common Stock at the same price to cover over-allotments.

In connection with the Company's capital raise on  December 10, 2023, on  January 12, 2024 the underwriter exercised its over-allotment option as to 372,110 shares of common stock for net proceeds after discounts and commission of $192,156.

During the three months ended March 31, 2024, the Company issued 103,500 shares of common stock for warrants issued in 2019. The warrants were exercised at $0.50 for proceeds of $51,751.

Warrants

The following table summarizes information about shares issuable under warrants outstanding as of March 31,2024:

	Warrant shares outstanding	Weighted Average exercise price	Weighted Average remaining life	Intrinsic value
Outstanding at January 1, 2024	314,572	0.50	0.10	59,737
Issued	-	-	-	-
Exercised	(103,500)	0.50	-	-
Expired or cancelled	(211,072)	0.50	-	-
Outstanding and exercisable at March 31, 2024	-	-	-	-

Shares to Be Issued

As of March 31, 2024 and 2023, there were 2,979,994 and 2,136,101 shares issuable, the issuance of which has been deferred under the terms of employment agreements with the Chief Executive Officer and other employees of Milestone Scientific. Such shares are issuable to each party upon termination of their respective employment.

As of March 31, 2024 and 2023, there were 527,624 and 382,697 shares issuable to non-employees, for services rendered. The number of shares was fixed at the date of grant and were fully vested upon grant date.

The following table summarizes activity for shares to be issued for the three months periods ending March 31, 2024 and 2023.

	March 31, 2024	March 31, 2023

Shares-to-be-issued, outstanding January 1, 2024 and 2023, respectively	3,098,917	2,440,673
Granted in current period	438,868	78,125
Issued in current period	(30,167)	-
Shares-to be issued outstanding March 31, 2024 and 2023, respectively	3,507,618	2,518,798

Stock Options Plans

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

Milestone Scientific recognizes compensation expenses over the requisite service period and in the case of performance-based options over the period of the expected performance. As of March 31, 2024 and 2023, Milestone Scientific recognized approximately $175,000 and $362,000 of total employee compensation cost, respectively, recorded in general and administrative expenses on the statement of operations.

As of March 31, 2024, there was $1.4 million of total unrecognized compensation cost related to non-vested options. Milestone Scientific expects to recognize these costs over a weighted average period of 2.3 years.

A summary of option activity for employees under the plans and changes three months ended March 31, 2024 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2024	3,036,989	2.29	5.41	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Options outstanding March 31, 2024	3,036,989	2.29	5.16	-
Exercisable, March 31, 2024	1,788,433	2.24	3.96	-

A summary of option activity for non-employees under the plans and changes during the three months ended March 31, 2024 presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2024	91,633	1.76	2.25	2,833
Granted	8,333	0.64	4.85	-
Exercised	-	-	-	-
Forfeited or expired	(8,333)	0.35	-	-
Options outstanding March 31, 2024	91,633	1.79	2.19	-
Exercisable, March 31, 2024	80,551	1.94	1.90	-

For the three months ended March 31, 2024 and 2023, Milestone Scientific recognized approximately $1,100 and $7,800, respectively of expense related to non-employee options.

The information below summarizes the restricted stock award activity for the three months ended March 31, 2024.

	Number of Options	Weighted Averaged Exercise Price $
Non-vested as of January 1, 2024	327,937	0.91
Granted	-	-
Vested	(173,443)	0.94
Forfeited or expired	-	-
Non-vested as of March 31, 2024	154,494	0.89

As of March 31, 2024, all restricted shares granted and deferred under the terms of employment agreements with each Territory Manager of Milestone Scientific are fully vested. Such shares are expected to be issued to each party upon completion of two years of employment. For the three months ended March 31, 2024, and 2023, the Company recognized stock compensation expense of approximately $2,100 and $9,400 respectively. For the three months ended March 31, 2024, there was no unrecognized compensation expense.

As of  June 28, 2023, the Company entered into restricted stock agreements with members of the Board of Directors of the Company. The Company granted 617,978 restricted stock awards with a fair market value of $0.89 per share. Such restricted stock vests as follows: 25% on the grant date in June 2023, and 25% quarterly, on the first day of the following months:  October 2023,  January 2024, and  April 2024. These awards vest immediately upon a change of control as defined in the agreements. For the three months ended March 31, 2024, and 2023, the Company recognized approximately $137,500 and $140,000, respectively, for restricted stock expenses recorded in general and administrative expenses on the statement of operations. For the three months ended March 31, 2024, there was no unrecognized compensation expense.

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

The following tables present information about our reportable and operating segments:

	For the three months ended March 31,
Sales
Net Sales:	2024	2023
Dental	$2,241,425	$2,591,398
Medical	7,420	6,200
Total net sales	$2,248,845	$2,597,598

Operating Income (Loss):	2024	2023
Dental	$625,510	$641,940
Medical	(491,428)	(821,933)
Corporate	(1,599,150)	(1,162,683)
Total operating loss	$(1,465,068)	$(1,342,676)

Depreciation and Amortization:	2024	2023
Dental	$-	$1,168
Medical	-	968
Corporate	11,684	15,084
Total depreciation and amortization	$11,684	$17,220

Income (loss) before taxes and equity in earnings of affiliates:	2024	2023
Dental	$624,512	$641,169
Medical	(491,933)	(823,768)
Corporate	(1,573,108)	(1,136,732)
Total loss before taxes and equity in earnings of affiliate	$(1,440,529)	$(1,319,331)

Total Assets	March 31, 2024	December 31, 2023
Dental	$5,180,123	$4,866,786
Medical	514,443	345,194
Corporate	5,656,220	6,159,532
Total assets	$11,350,786	$11,371,512

	For the three months ended March 31, 2024			For the three months ended March 31, 2023
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$213,875	$-	$213,875	$224,274	$1,000	$225,274
Handpieces	1,080,433	6,000	1,086,433	1,139,778	1,200	1,140,978
Accessories	16,690	-	16,690	23,071	-	23,071
Grand Total	$1,310,998	$6,000	$1,316,998	$1,387,123	$2,200	$1,389,323

International: Rest of World
Instruments	$282,087	$-	$282,087	$398,955	$-	$398,955
Handpieces	646,948	1,420	648,368	789,116	4,000	793,116
Accessories	1,392	-	1,392	16,204	-	16,204
Grand Total	$930,427	$1,420	$931,847	$1,204,275	$4,000	$1,208,275

Total Product Sales	$2,241,425	$7,420	$2,248,845	$2,591,398	$6,200	$2,597,598

NOTE 9 – CONCENTRATIONS

Milestone Scientific has informal arrangements with third-party U.S. manufacturers of the STA devices, and epidural instruments pursuant to which they manufacture these products under specific purchase orders which contains advance payments for long lead items for production. Advances on contracts have been classified as current at  March 31, 2024 and December 31, 2023. The termination of the manufacturing relationship with any of these manufacturers could have a material adverse effect on Milestone Scientific’s ability to produce and sell its products. Although alternate sources of supply exist, and new manufacturing relationships could be established, Milestone Scientific would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, because of termination of such a relationship, would have a material adverse effect on Milestone Scientific’s financial condition, business, and results of operations.

On January 3, 2023, the Company launched an E-Commerce platform selling and shipping STA Single Tooth Anesthesia System® (STA) and handpieces directly to dental offices and dental groups within the U.S. For the three months ended March 31, 2024, E-Commerce accounted for 53% of net product sales and one international distributor accounted for 15% of net product sales. For the three months ended March 31, 2023, E-commerce accounted for 40% of net product sales and one international distributor accounted for 15% of net product sales.

The Company had two distributors that accounted for 41% and 18% of accounts receivable, respectively, for the three months ended March 31, 2024. The Company had three distributors that accounted for 39%, 38%, and 15% of accounts receivable, respectively as of December 31, 2023.

As of March 31, 2024, the Company had two suppliers that accounted for 40% and 19%, respectively, of accounts payable and accounts payable related party. The Company had three vendors that accounted for 37%, 17% and 12% respectively of accounts payable and accounts payable related to the party as of December 31, 2023.

NOTE 10 -- RELATED PARTY TRANSACTIONS

United Systems

Milestone Scientific has a supply agreement with United Systems (whose controlling shareholder, Tom Cheng, is a significant stockholder of Milestone Scientific), the principal manufacturer of our handpieces, pursuant to which manufacture is under specific purchase orders, but without minimum purchase commitments. Purchases from this manufacturer were approximately $777,000 for the three months ended March 31, 2024. Purchases from this manufacturer were approximately $667,000 for three months ended March 31, 2023.

As of March 31, 2024 and December 31, 2023, Milestone Scientific owed this manufacturer approximately $776,700, and $402,000, respectively, which is included in accounts payable, related party and accrued expense, related party on the unaudited condensed consolidated balance sheets.

Director of Clinical Affairs

The Director of Clinical Affairs’ royalty fee was approximately $116,000 and $122,000 for the three months ended March 31, 2024 and 2023, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of $39,000 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, Milestone Scientific owed the Director of Clinical Affairs for royalties of approximately $121,000 and $114,000, respectively, which is included in accounts payable, related party and accrued expense, related party, in the consolidated balance sheets.

Leonard Osser, Director

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

Compensation under the Employment Agreement and the Consulting Agreement is payable for 9.5 years from May 19, 2021. The Company recorded expenses of $50,000 related to the Employment Agreement for the three months ended March 31, 2024 and 2023, respectively. The Company recorded expenses of $50,000 related to the Consulting Agreement for the three months ended March 31, 2024 and 2023, respectively.

Dr. D. Demesmin, Director

As of February 2024, the University Pain Medicine Center (STEMMEE), of which Dr. D. Demesmin, a Company board member is the CEO agreed to purchases products from the Company under the same terms and conditions applying to other medical pain clinics in the United States. During the first quarter of 2024, STEMMEE purchased medical products in the amount of $3,000 from the Company.

NOTE 11 — COMMITMENTS

(1)  Contract Manufacturing Agreement

Milestone Scientific has informal arrangements with third-party manufacturers of the STA devices, and epidural instruments pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. The Company has a purchase commitment for the delivery of 2,000 STA instruments as of March 31, 2024. As of March 31, 2024, the purchase order commitment was approximately $2.1 million, and approximately $1.1 million was paid and reported in advance on contracts in the condensed consolidated balance sheet. As of March 31, 2024 the Company recorded approximately $98,000 for the development of the next generation instrument in advances on contracts in the consolidated balance sheet. As of  December 31, 2023, the purchase order commitment was approximately $2.3 million, and approximately $1.3 million was paid and reported in advance on contracts in the consolidated balance sheet.

The advances on contracts represent funding of future epidural instruments, and epidural replacements parts. As of March 31, 2024 and December 31, 2023 the company also has advances on an open purchase order for long lead items for a future purchase order for the manufacturing of Epidural instrument of approximately $165,000 and $41,000 respectively.

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

●	The expected lease terms include non-cancellable lease periods. Renewal option periods are not included in the determination of the lease terms as they were not reasonably certain to be exercised.

The components of lease expense were as follows:

	March 31, 2024	March 31, 2023
Cash paid for operating lease liabilities	$31,882	$32,694
Cash paid for finance lease liabilities	2,685	2,685
Right-of-use assets obtained in exchange for new operating lease liabilities
Property and equipment obtained in exchange for new finance lease liabilities
Weighted Average Remaining Lease Term
Finance leases (years)	0.79 years	1.8 years
Operating leases (years)	3 years	4 years
Weighted-average discount rate – operating leases	9.20%	9.20%
Weighted-average discount rate – finance leases	9.20%	9.20%

NOTE 12 — SUBSEQUENT EVENTS

Additionally, the Company was approved on September 12, 2023 to sell Net Operating Losses through the New Jersey Technology Business Tax Certificate Transfer Program (“NJ NOL Program”), a program administered by the New Jersey Economic Development Authority (“NJEDA”). On April 8, 2024, the Company completed the net sale of $2.0 million worth of NOLs via the NJ NOL Program.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussions of the financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements contained in this report and in connection with management's discussion and analysis and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission, or SEC on March 29, 2024. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements, within the meaning of Section 21E of the Exchange Act, that involve risks and uncertainties. The actual results may differ materially from those anticipated in these forward-looking statements.

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

We have developed a proprietary, revolutionary, computer-controlled anesthetic delivery device, our DPS Dynamic Pressure Sensing Technology® System, to meet the needs of various subcutaneous drug delivery injections and fluid aspiration – enabling healthcare practitioners to achieve multiple unique benefits that cannot currently be accomplished with the 160-year-old manual syringe. Our proprietary DPS Dynamic Pressure Sensing technology is our technology platform that advances the development of next-generation devices. It regulates the flow rate and monitors the pressure from the tip of the needle, through platform extensions for local anesthesia for subcutaneous drug delivery, used in various dental and medical injections. It has specific medical applications for epidural space identification in regional anesthesia procedures.

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

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category:

	For the three months ended March 31, 2024			For the three months ended March 31, 2023
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$213,875	$-	$213,875	$224,274	$1,000	$225,274
Handpieces	1,080,433	6,000	1,086,433	1,139,778	1,200	1,140,978
Accessories	16,690	-	16,690	23,071	-	23,071
Grand Total	$1,310,998	$6,000	$1,316,998	$1,387,123	$2,200	$1,389,323

International: Rest of World
Instruments	$282,087	$-	$282,087	$398,955	$-	$398,955
Handpieces	646,948	1,420	648,368	789,116	4,000	793,116
Accessories	1,392	-	1,392	16,204	-	16,204
Grand Total	$930,427	$1,420	$931,847	$1,204,275	$4,000	$1,208,275

Total Product Sales	$2,241,425	$7,420	$2,248,845	$2,591,398	$6,200	$2,597,598

Current Product Platform

See Note 1, “Organization and Business”.

Results of Operations

The following table sets forth the consolidated results of operations for the three months ended March 31, 2024 and 2023, respectively. The trends suggested by this table may not be indicative of future operating results:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Operating results:
Product sales, net	$2,248,845	$2,597,598
Cost of products sold	572,742	708,135
Gross profit	1,676,103	1,889,463

Operating expenses:
Selling, general and administrative expenses	3,035,276	3,074,572
Research and development expenses	94,211	140,347
Depreciation and amortization expense	11,684	17,220
Total operating expenses	3,141,171	3,232,139
Loss from operations	(1,465,068)	(1,342,676)
Other income, and interest net	24,539	23,345
Net loss before income tax	(1,440,529)	(1,319,331)
Provision for income tax		-
Net loss	(1,440,529)	(1,319,331)
Net loss attributable to noncontrolling interests	-	(11,665)
Net loss attributable to Milestone Scientific Inc.	$(1,440,529)	$(1,307,666)

Cash flow:	March 31, 2024	March 31, 2023
Net cash used in operating activities	$(1,218,128)	$(2,003,588)
Net cash provided by (used in) investing activities	$2,004,463	$(4,431,576)
Net cash provided by (used in) financing activities	$241,429	$(2,162)

Three months ended March 31, 2024 compared three months ended March 31, 2023

Net sales for 2024 and 2023 were as follows:

	2024	2023	Change
Dental	$2,241,425	$2,591,398	$(349,973)
Medical	7,420	6,200	$1,220
Total sales, net	$2,248,845	$2,597,598	$(348,753)

Consolidated revenue for the three months ended March 31, 2024 and 2023 was approximately $2.2 million and $2.6 million, respectively, a decrease of approximately $349,000. As of January 3, 2023, the Company launched an E-Commerce platform, to replace its previous U.S. distribution arrangement with Henry Schein by selling and shipping the STA Single Tooth Anesthesia System® (STA) and handpieces directly to end users, including dental offices and dental groups, within the U.S. E-commerce and dental service revenue for the three months ended March 31, 2024 was approximately $1.3 million compared $989,000 at March 31, 2023. The Company terminated its remaining U.S. distributor in September, 2023. The Company recorded no revenue from other U.S. distributors for the three months ended March 31, 2024 compared to approximately $219,000 for the three months ended March 31, 2023. For the three months ended March 31, 2024, international revenue was approximately $930,000 a decrease of $274,000, compared to March 31, 2023.

Gross Profit for 2024 and 2023 were as follows:

	2024	2023	Change
Dental	$1,673,129	$1,889,256	$(216,127)
Medical	2,974	207	$2,767
Total gross profit	$1,676,103	$1,889,463	$(213,360)

Consolidated gross profit for the three months ended March 31, 2024 was approximately $1.7 million, a decrease of approximately $213,000, compared to approximately $1.9 million for the same period in 2023.

Selling, general and administrative expenses for 2024 and 2023 were as follows:

	2024	2023	Change
Dental	$953,668	$1,117,405	$(163,737)
Medical	494,142	809,568	(315,426)
Corporate	1,587,466	1,147,599	439,867
Total selling, general and administrative expenses	$3,035,276	$3,074,572	$(39,296)

Consolidated selling, general and administrative expenses for the three months ended March 31, 2024 and 2023 were approximately $3.0 million and $3.1 million, respectively. The decrease of approximately $39,000 is due to factors in several areas. Employee salaries and benefits expenses decreased approximately $274,000 for the three months ended March 31, 2024 compared to the same period in 2023. The Company decreased marketing, warehousing, travel, and royalties expenses by approximately by $174,000 The Company recorded an increase in professional fees quality control, regulatory, other selling, general and administrative expenses  of approximately $408,000 for the three months ended March 31, 2024 compared to the same period in 2023.

Research and Development for 2024 and 2023 were as follows:

	2024	2023	Change
Dental	$93,952	$128,743	$(34,791)
Medical	259	11,604	(11,345)
Corporate	-	-	-
Total research and development	$94,211	$140,347	$(46,136)

Consolidated research and development expenses for the three months ended March 31, 2024 and 2023 were approximately $94,000 and $140,000, respectively. The decrease of approximately $46,000 is related to the Company's entering into the final stage of the development of  the next generation STA Single Tooth Anesthesia System.

Profit (Loss) from Operations for 2024 and 2023 were as follows:

	2024	2023	Change
Dental	$625,510	$641,940	$(16,430)
Medical	(491,428)	(821,933)	330,505
Corporate	(1,599,150)	(1,162,683)	(436,467)
Total loss from operations	$(1,465,068)	$(1,342,676)	$(122,392)

The loss from operations was approximately $1.5 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of approximately $0.1 million.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash for three months ended:

Cash flow:	March 31, 2024	March 31, 2023	Change
Net cash used in operating activities	$(1,218,128)	$(2,003,588)	$785,460
Net cash provided by (used in) investing activities	2,004,463	(4,431,576)	6,436,039
Net cash provided by (used in) financing activities	241,429	(2,162)	243,591
	$1,027,764	$(6,437,326)	$7,465,090

Operating Activities

Cash flows used in operating activities decreased $0.8 million for the three months ended March 31, 2024 compared to March 31, 2023. The decrease was driven by an increase in accounts payable, prepaid expenses offset  by decrease in accounts receivable, and accrued expense.

Investing Activities

Cash flows used in investing activities decreased $6.4 million for the three months ended March 31, 2024 compared to March 31, 2023. The decrease in cash used in investing activities was driven by the Company’s purchase of $4.5 million of marketable securities during the three months ended March 31, 2023. The Company sold $2.0 million of marketable securities during the three months ended March 31, 2024 which increased cash and equivalents $2.0 million.

Financing Activities

Cash flows provided by financing activities increase $0.2 million for the three months ended March 31, 2024 compared March 31, 2023 due to the issuance of additional shares of the Company’s common stock due to a Public Placement Offering.

Consideration of Company’s ability to continue as a going concern.

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has incurred total losses since inception of $124.8 million. The operating losses were $1.5 million and $1.3 million, for three months ended March 31, 2024 and 2023 respectively. On March 31, 2024, Milestone Scientific had cash and cash equivalents and marketable securities of approximately $5.0 million and working capital of approximately $7.2 million. For three months ended March 31, 2024, and 2023, we had cash flows used in operating activities of approximately $1.2 million and $2.0 million, respectively.

Management has prepared financial forecasts covering a period of 12 months from the date of issuance of these financial statements. These forecasts include several revenue and operating expense assumptions which indicate that the Company’s current cash and liquidity is sufficient to finance the operating requirements for at least the next 12 months from the filing date. Additionally, the Company was approved on September 12, 2023 to sell Net Operating Losses through the New Jersey Technology Business Tax Certificate Transfer Program (“NJ NOL Program”), a program administered by the New Jersey Economic Development Authority (“NJEDA”). Milestone Scientific is actively pursuing the generation of positive cash flows from operating activities through an increase in revenue from its dental business worldwide, the generation of revenue from its medical devices and disposables business in the United States and worldwide, and a reduction in operating expenses. However, the Company’s continued operations will depend on its ability to raise additional capital through various potential sources until it achieves profitability, if ever.

On April 8, 2024, the Company completed the net sale of $1.9 million worth of NOLs via the NJ NOL Program.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Milestone Scientific is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Principal Accounting Officer, concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. During the three months ended March 31, 2024, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2023 Annual Report.

Item1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

None.

Item 2. Unregistered Sales of Equity Securities and use of proceeds

Not applicable.

Item 3. Default upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

Exhibit No	Description

31.1	Rule 13a-14(a) Certification-Chief Executive Officer and Chief Accounting Officer*
32.1	Section 1350 Certifications-Chief Executive Officer and Chief Accounting Officer**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith and not filed, in accordance with item 601(32) (ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILESTONE SCIENTIFIC INC.

/s/ Arjan Haverhals
Arjan Haverhals
Chief Executive Officer
Chief Accounting Officer
Principal Executive Officer
Date: May 15, 2024