Form 10-Q
period 2024-06-30
MILESTONE SCIENTIFIC INC.
filed 2024-08-14
CIK 855683

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

As of August 14, 2024 the registrant has a total of 77,287,714 shares of Common Stock, $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

true

MILESTONE SCIENTIFIC INC.

Form 10-Q

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends that may affect Milestone Scientific’s future plans of operations, business strategy, results of operations and financial condition. Milestone Scientific wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Milestone Scientific’s plans and objectives are based, in part, on assumptions involving the changes in the distribution of its products and continued evolution of its business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Milestone Scientific. Although Milestone Scientific believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, our history of operating losses that are expected to continue, requiring additional funding which we may be unable to raise capital when needed (which may force us to delay, curtail or eliminate commercialization efforts of our CompuFlo Epidural Computer Controlled Anesthesia System), the early stage operations of and relative lack of acceptance of our medical products, relying exclusively on two third parties to manufacture our products, changes to our distribution arrangements exposes us to risks of interruption of marketing efforts and building new marketing channels, changes in our informal manufacturing arrangements made by the manufacturer of our products and disruptions at the manufacturing facility of our manufacturers, including shortages of or delays in obtaining chips and other components, exposes us to risks that may harm our business, raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights, if physicians do not accept or use our CompuFlo Epidural Computer Controlled Anesthesia System, our ability to generate revenue from sales will be materially impaired, exposure to the risks inherent in international sales and operations, including China, and developments by competitors may render our products or technologies obsolete or non-competitive, the inclusion of such information should not be regarded as a representation by Milestone Scientific or any other person that the objectives and plans of Milestone Scientific will be achieved. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and the actual results may differ materially from those included within the forward-looking statements because of various factors. Except as required by the federal securities laws, Milestone Scientific undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Milestone Scientific is the owner of the following registered U.S. trademarks: CompuDent®; CompuMed®; CompuFlo®; DPS Dynamic Pressure Sensing technology®; Milestone Scientific ®; CathCheck®; the Milestone logo ®; SafetyWand®; STA Single Tooth Anesthesia Device®; and The Wand ®.

Part I- Financial Information

Item 1. Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,752,106	$2,977,713
Marketable securities	-	2,976,573
Accounts receivable, net of allowance for credit losses of $10,000, respectively	386,836	312,664
Prepaid expenses and other current assets	774,603	517,785
Inventories	3,329,101	2,638,186
Advances on contracts	1,250,953	1,371,548
Total current assets	11,493,599	10,794,469
Furniture, fixtures and equipment, net	12,989	10,024
Intangibles, net	162,105	178,636
Right of use assets finance lease	4,673	8,998
Right of use assets operating lease	307,724	355,235
Other assets	24,150	24,150
Total assets	$12,005,240	$11,371,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,403,137	$689,604
Accounts payable, related party	814,829	410,512
Accrued expenses and other payables	1,070,276	1,511,717
Accrued expenses, related party	208,682	137,189
Accrued Liabilities noncontrolling interest	214,000	214,000
Current portion of finance lease liabilities	5,683	10,264
Current portion of operating lease liabilities	109,706	103,427
Total current liabilities	3,826,313	3,076,713
Non-current portion of finance lease liabilities	-	434
Non-current portion of operating lease liabilities	225,050	281,853
Total liabilities	$4,051,363	$3,359,000

Commitments and contingencies

Stockholders’ equity
Common stock, par value $0.001; authorized 100,000,000 shares; 77,227,714 shares issued and 77,194,381 shares outstanding as of June 30, 2024; 75,881,840 shares issued and 75,848,507 shares outstanding as of December 31, 2023;	77,228	75,881
Additional paid in capital	133,344,565	132,187,656
Accumulated deficit	(124,556,400)	(123,339,509)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific, Inc. stockholders' equity	7,953,877	8,012,512

Total liabilities and stockholders’ equity	$12,005,240	$11,371,512

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023

Product sales, net	$1,853,764	$2,909,966	4,102,609	$5,507,564
Cost of products sold	442,560	1,019,907	1,015,302	1,728,882
Gross profit	1,411,204	1,890,059	3,087,307	3,778,682

Selling, general and administrative expenses	2,868,182	3,937,281	5,903,458	7,011,012
Research and development expenses	314,968	213,647	409,179	353,994
Depreciation and amortization expense	8,477	16,681	20,161	33,902
Total operating expenses	3,191,627	4,167,609	6,332,798	7,398,908

Loss from operations	(1,780,423)	(2,277,550)	(3,245,491)	(3,620,226)
Interest income (expense)	20,966	48,722	45,505	72,067
Gain on sale of net operating losses	1,983,095	-	1,983,095	-
Loss before provision for income taxes	223,638	(2,228,828)	(1,216,891)	(3,548,159)

Net income (loss)	223,638	(2,228,828)	(1,216,891)	(3,548,159)
Net (loss) attributable to noncontrolling interests	$-	$(12,511)	$-	$(24,176)
Net income (loss) attributable to Milestone Scientific Inc.	$223,638	$(2,216,317)	$(1,216,891)	$(3,523,983)

Net income (loss) per share applicable to common stockholders—
Basic and Diluted	0.00	(0.03)	(0.02)	(0.05)

Weighted average shares outstanding and to be issued—
Basic	79,966,833	72,333,656	80,412,397	72,048,223
Diluted	79,967,086	72,333,656	80,412,397	72,048,223

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THREE AND SIX MONTHS ENDED JUNE 30,  2024 AND 2023

(UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total Stockholder Equity
Balance January 1, 2024	75,881,840	$75,881	$132,187,656	$(123,339,509)	$-	$(911,516)	$8,012,512
Stock based compensation	-	-	313,505	-	-	-	313,505
Common stock issued in public offering net of issuance cost of $42,273	372,110	372	191,784	-	-	-	192,156
Common Stock issued exercised warrants	103,500	104	51,647	-	-	-	51,751
Common stock issued for payment of consulting services	90,170	90	65,971	-	-	-	66,061
Common stock to be issued to employees for bonuses	30,165	31	264,922	-	-	-	264,953
Common stock issued to board of directors for services	154,494	154	(154)	-	-	-	-
Net (loss)	-	-	-	(1,440,529)	-	-	(1,440,529)
Balance at March 31, 2024	76,632,279	$76,632	$133,075,331	$(124,780,038)	$-	$(911,516)	$7,460,409
Stock based compensation	-	-	207,690	-	-	-	207,690
Common stock issued for payment of consulting services	99,063	99	62,041	-	-	-	62,140
Common stock issued to employees for bonuses	322,937	324	(324)	-	-	-	-
Restricted common stock issued to employees	18,939	19	(19)	-	-	-	-
Common stock issued to board of directors for services	154,496	154	(154)	-	-	-	-
Net income	-	-	-	223,638	-	-	223,638
Balance at June 30, 2024	77,227,714	$77,228	$133,344,565	$(124,556,400)	$-	$(911,516)	$7,953,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total Stockholder Equity
Balance January 1, 2023	69,306,497	$69,306	$127,478,325	$(116,410,405)	$(219,276)	$(911,516)	$10,006,434
Stock based compensation	-	-	388,772	-	-	-	388,772
Common stock issued to board of directors for services	256,868	258	(258)	-	-	-	-
Common stock to be issued to employees for bonuses	-	-	50,000	-	-	-	50,000
Common stock issued to consultants	242,335	242	125,758	-	-	-	126,000
Net loss	-	-	-	(1,307,666)	(11,665)	-	(1,319,331)
Balance at March 31, 2023	69,805,700	$69,806	$128,042,597	$(117,718,071)	$(230,941)	$(911,516)	$9,251,875
Stock based compensation	-	-	404,330	-	-	-	404,330
Common stock issued to board of directors for services	192,835	193	(193)	-	-	-	-
Common stock to be issued to employees for bonuses	-	-	217,500	-	-	-	217,500
Common stock issued for payment of consulting services	109,204	109	56,677	-	-	-	56,786
Net loss	-	-	-	(2,216,317)	(12,511)	-	(2,228,828)
Balance at June 30, 2023	70,107,739	$70,108	$128,720,911	$(119,934,388)	$(243,452)	$(911,516)	$7,701,663

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR SIX MONTHS ENDED

(UNAUDITED)

	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net loss	$(1,216,891)	$(3,548,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,631	7,473
Amortization of intangibles	16,530	26,429
Stock based compensation	521,195	793,101
Employees paid in stock	264,953	267,500
Expense paid in stock	128,201	182,786
Amortization of right-of-use asset	47,511	45,624
Changes in operating assets and liabilities:
Increase in accounts receivable	(74,172)	(95,867)
Increase in inventories	(690,915)	(400,728)
Decrease in advances on contracts	120,595	42,495
Increase in prepaid expenses and other current assets	(256,818)	(108,118)
Increase (decrease) in accounts payable	713,533	(428,141)
Increase(decrease) in accounts payable, related party	404,317	(176,803)
Decrease (increase) in accrued expenses	(441,437)	297,666
Increase in accrued expenses, related party	71,493	110,790
Decrease operating right of use lease asset	(46,199)	(43,174)
Net cash used in operating activities	$(434,473)	$(3,027,126)

Cash flows from investing activities:
Purchase of furniture, fixtures, and equipment	(6,596)	(1,196)
Sale of Marketable securities	2,976,573	-
Purchase of Marketable securities	-	(1,981,180)
Net cash provided by (used in) investing activities	$2,969,977	$(1,982,376)

Cash flows from financing activities:
Net proceeds from Public Placement Offering	192,156	-
Net Proceeds exercise of warrants	51,751
Payments finance lease obligations	(5,018)	(4,324)
Net cash provided by (used in) financing activities	$238,889	$(4,324)

Net increase (decrease) in cash and cash equivalents	2,774,393	(5,013,826)
Cash and cash equivalents at beginning of period	2,977,713	8,715,279
Cash and cash equivalents at end of period	$5,752,106	$3,701,453

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

NOTE 2- LIQUIDITY AND UNCERTAINTIES

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has incurred total losses since inception of $124.6 million. The operating losses were $1.8 million and $3.2 million, for three and six months ended June 30, 2024. On June 30, 2024, Milestone Scientific had cash and cash equivalents of approximately $5.8 million and working capital of approximately $7.7 million. For the six months ended June 30, 2024, and 2023, we had cash flows used in operating activities of approximately $0.4 million and $3.0 million respectively.

In April 2024, we received approximately $2.0 million, net of expenses, from the sale of New Jersey net operating losses (“NOL”), that were eligible for sale under the State of New Jersey’s Economic Development Authority’s New Jersey Technology Business Tax Certificate Transfer Program (”NJEDA Program”). The Company recorded this amount within Gain on sale of net operating losses within the consolidated statement of operations (unaudited).

Pursuant to the NJEDA program, the Company must retain a physical presence in the state of New Jersey for a period of 5 years after the sale of the of the NOLs. If the Company does not retain a physical presence during the 5 years after the sale of the NOLs, the Company can be liable to pay the state of New Jersey up to $2.2 million of the surrendered NOLs.

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

Disaggregation of Revenue

The Company operates in two operating segments: dental and medical. Therefore, the results of the Company's operations are reported on a consolidated basis for the purposes of segment reporting, consistent with internal management reporting. See Note 8 for revenues by geographical market, based on the customer’s location, and product category for the three and six months periods ended June 30, 2024, and 2023, respectively.

5.  Cash and Cash Equivalents

Milestone Scientific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2024, and December 31, 2023, Milestone Scientific has approximately $5.8 million and $3.0 million, respectively of cash and cash equivalents. As of June 30, 2024, Milestone Scientific had approximately $5.2 million in cash, cash equivalents, in accounts that exceeded the Federal Deposit Insurance Corporation insurance limit of $250,000.

6. Marketable Securities

The Company’s marketable securities are comprised of treasury bills with original maturity greater than three months from date of purchase. The Company’s marketable securities are measured at fair value and are accounted for in accordance with ASC 825, Financial Instruments. Unrealized holding gains and losses on treasury bills are recorded in interest income on the unaudited consolidated statements of operations. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the marketable securities. As of  June 30, 2024, the Company did not hold any marketable securities. As of  December 31, 2023 the Company held approximately $3.0 million in U.S. treasury securities, with maturity dates within 3 and 6 months.

7.  Accounts Receivable

The E-commerce portal sells directly to end users and accepts online payments via credit and debit cards via a third-party credit card processor. These payments are settled within two business days of the transactions. Sales to distributors are on credit terms. The Company estimates losses from the ability or inability of its distributor to make payments on amounts billed.

Distributors credit sales are due 90 days or less from the date of invoicing. As of June 30, 2024 and  December 31, 2023, accounts receivable was recorded, net of allowance for credit losses of $10,000, respectively.

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

9.  Basic and Diluted Net Loss Per Common Share

Milestone Scientific presents “basic” earnings (loss) per common share applicable to common stockholders and, if applicable, “diluted” earnings (loss) per common share applicable to common stockholders pursuant to the provisions of ASC 260, “Earnings per Share”. Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued common shares as follows: 79,966,833 and 72,333,656 for the three months ended June 30, 2024 and 2023, respectively, and 80,412,397 and 72,048,223 for the six months ended June 30, 2024 and 2023, respectively. The calculation of diluted earnings per common share is like that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. Since Milestone Scientific had net losses in the six months ended June 30, 2024 and the three and six months ended June 30 2023, the assumed effects of the exercise of potentially dilutive outstanding stock options, unissued restricted stock awards (“RSA”) and warrants, were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, RSA's and warrants totaled 3,128,652 and 4,142,155 for the six months ended June 30, 2024 and 2023, respectively.

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

As of  June 30, 2024 the Company did not have assets measured at fair value on a recurring basis. As of December 31, 2023 the Company had the following assets that were measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Marketable Securities December 31, 2023	2,976,573	-	-	2,976,573

Marketable Securities included US Treasury securities totaling $2,976,573 that are considered to be highly liquid and easily transferable at  December 31, 2023. US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified at Level 1 within the Company fair value hierarchy.

11. Stock-Based Compensation

Milestone Scientific accounts for stock-based compensation under ASC Topic 718, Share-Based Payment (“ASC Topic 718”). ASC Topic 718 requires all share-based payments to employees, non-employees, directors, and officers, including grants of employee stock options, to be recognized in the unaudited consolidated statements of operations over the service period, as an operating expense, based on the grant-date fair values.

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

NOTE 4 — INVENTORIES

Inventories consist of the following:

	June 30, 2024	December 31, 2023

Dental finished goods	$3,282,009	$2,404,970
Medical finished goods	-	14,730
Component parts and other materials	47,092	218,486
Total inventories	$3,329,101	$2,638,186

The Company has recorded an allowance on slow moving Medical finished goods due to the slow adoption of the epidural instruments and handpieces for approximately $1.2 million as of June 30, 2024 and  December 31, 2023, respectively.

NOTE 5 — ADVANCES ON CONTRACTS

The advances on contracts represent funding of future STA devices, epidural instruments, and epidural replacements parts. The balance of the advances on contract as of June 30, 2024 and December 31, 2023 is approximately $1.3 and $1.4 million, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

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

Warrants

The following table summarizes information about shares issuable under warrants outstanding as of June 30, 2024:

	Warrant shares outstanding	Weighted Average exercise price	Weighted Average remaining life	Intrinsic value
Outstanding at January 1, 2024	314,572	0.50	0.10	59,737
Issued	-	-	-	-
Exercised	(103,500)	0.50	-	-
Expired or cancelled	(211,072)	0.50	-	-
Outstanding and exercisable at June 30, 2024	-	-	-	-

During the six months ended June 30, 2024, the Company issued 103,500 shares of common stock for warrants issued in 2019. The warrants were exercised at $0.50 for proceeds of $51,751.

Shares to Be Issued

As of June 30, 2024 and 2023, respectively, there were 2,657,058 and 2,380,068 shares issuable, the issuance of which has been deferred under the terms of employment agreements with the Chief Executive Officer and other employees of Milestone Scientific. Such shares are issuable to each party upon termination of their respective employment.

As of June 30, 2024 and 2023, respectively, there were 527,625 and 382,697 shares issuable to non-employees, for services rendered. The number of shares was fixed at the date of grant and were fully vested upon grant date.

The following table summarizes activity for shares to be issued for the six months periods ending June 30, 2024 and 2023.

	June 30, 2024	June 30, 2023

Shares-to-be-issued, outstanding January 1, 2024 and 2023, respectively	3,098,917	2,440,673
Granted in current period	438,868	322,092
Issued in current period	(353,102)	-
Shares-to be issued outstanding June 30, 2024 and 2023, respectively	3,184,683	2,762,765

Stock Options Plans

The Milestone Scientific Inc., Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”), provides for awards of restricted common, stock restricted stock units, options to purchase and other awards.  On June 28, 2023 the 2020 Plan was amended and restated to increase the maximum shares that can be issued thereunder to 11,500,000 shares of common stock. The plan expires in June 2031. Options may be granted to employees, directors, and consultants of Milestone Scientific for the purchase of shares of common stock at a price not less than the fair market value of common stock on the date of grant. Generally, options become exercisable over a three-year period from the grant date and expire five years after the date of grant.

Milestone Scientific recognizes compensation expenses over the requisite service period and in the case of performance-based options over the period of the expected performance. For the three and six months ended June 30, 2024, Milestone Scientific recognized approximately $170,000 and $358,000 of total employee compensation cost, respectively, recorded in general and administrative expenses on the statement of operations. For the three and six months ended June 30, 2023, Milestone Scientific recognized approximately $229,000 and $457,000 of total employee compensation cost, respectively, recorded in general and administrative expenses on the statement of operations.

As of June 30, 2024, there was $1.2 million of total unrecognized compensation cost related to non-vested options. Milestone Scientific expects to recognize these costs over a weighted average period of 1.8 years.

A summary of option activity for employees under the plans and changes six months ended June 30, 2024 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2024	3,036,989	2.29	5.41	-
Granted during 2024	-	-		-
Exercised during 2024	-	-	-	-
Forfeited or expired during 2024	-	-	-	-
Options outstanding June 30, 2024	3,036,989	2.32	4.91	-
Exercisable, June 30, 2024	2,188,433	2.29	4.31	-

A summary of option activity for non-employees under the plans and changes during the six months ended June 30, 2024 presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding January 1, 2024	91,663	1.76	2.25	2,833
Granted during 2024	8,333	0.64	4.85	-
Exercised during 2024	-	-	-	-
Forfeited or expired during 2024	(8,333)	0.35	-	-
Options outstanding June 30, 2024	91,663	1.79	1.95	333
Exercisable, June 30, 2024	80,551	1.94	1.65	111

For the three and six months ended June 30, 2024, Milestone Scientific recognized approximately $1,100 and $2,200, respectively of expense related to non-employee options. For the three and six months ended June 30, 2023, Milestone Scientific recognized approximately $4,900 and $12,700, respectively of expense related to non-employee options.

The information below summarizes the restricted stock award activity for the six months ended June 30, 2024.

	Number of Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested as January 1, 2024	327,937	0.91
Granted	-	-
Vested	(327,937)	0.91
Cancelled	-	-
Non-vested as June 30, 2024	-	-

As of June 30, 2024, all restricted shares granted and deferred under the terms of employment agreements with each Territory Manager of Milestone Scientific are fully vested. For the three and six  months ended June 30, 2024, the Company recognized stock compensation expense of approximately $0 and $2,100 respectively. For the three and six  months ended June 30, 2023, the Company recognized stock compensation expense of approximately $9,400 and $19,000 respectively. For the six months ended June 30, 2024, there was no unrecognized compensation expense.

As of  June 28, 2023, the Company entered into restricted stock agreements with members of the Board of Directors of the Company. The Company granted 617,978 restricted stock awards with a fair market value of $0.89 per share. Such restricted stock vests as follows: 25% on the grant date in June 2023, and 25% quarterly, on the first day of the following months:  October 2023,  January 2024, and  April 2024. These awards vest immediately upon a change of control as defined in the agreements. For the three and six months ended June 30, 2024, the Company recognized approximately $20,500 and $158,000, respectively, for restricted stock expenses recorded in general and administrative expenses on the statement of operations. For the three and six months ended June 30, 2023, the Company recognized approximately $162,000 and $307,000, respectively, for restricted stock expenses recorded in general and administrative expenses on the statement of operations. For the six months ended June 30, 2024, there was no unrecognized compensation expense

NOTE 7 — INCOME TAXES

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

In April 2024, we received approximately $2.0 million, net of expenses, from the sale of New Jersey net operating losses (“NOL”), that were eligible for sale under the State of New Jersey’s Economic Development Authority’s New Jersey Technology Business Tax Certificate Transfer Program (”NJEDA Program”). The Company recorded this amount within Gain on sale of net operating losses within the consolidated statement of operations (unaudited).

Pursuant to the NJEDA program, the Company must retain a physical presence in the state of New Jersey for a period of 5 years after the sale of the of the NOLs. If the Company does not retain a physical presence during the 5 years after the sale of the NOLs, the Company can be liable to pay the state of New Jersey up to $2.2 million of the surrendered NOLs.

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

The following tables present information about our reportable and operating segments:

	For the three months ended June 30,		For the six months ended June 30,
Sales
Net Sales:	2024	2023	2024	2023
Dental	$1,834,764	$2,912,166	$4,076,189	$5,503,564
Medical	19,000	(2,200)	26,420	4,000
Total net sales	$1,853,764	$2,909,966	$4,102,609	$5,507,564

Operating Income (Loss):	2024	2023	2024	2023
Dental	$193,243	$598,944	$818,750	$1,240,884
Medical	(528,315)	(863,899)	(1,019,740)	(1,685,832)
Corporate	(1,445,351)	(2,012,595)	(3,044,501)	(3,175,278)
Total operating loss	$(1,780,423)	$(2,277,550)	$(3,245,491)	$(3,620,226)

Depreciation and Amortization:	2024	2023	2024	2023
Dental	$-	$1,219	$-	$2,388
Medical	-	694	-	1,662
Corporate	8,477	14,768	20,161	29,852
Total depreciation and amortization	$8,477	$16,681	$20,161	$33,902

Income (loss) before taxes and equity in earnings of affiliates:	2024	2023	2024	2023
Dental	$193,266	$599,126	$817,776	$1,240,295
Medical	(528,091)	(865,735)	(1,020,022)	(1,689,503)
Corporate	558,463	(1,962,219)	(1,014,645)	(3,098,951)
Total income (loss) before taxes and equity in earnings of affiliate	$223,638	$(2,228,828)	$(1,216,891)	$(3,548,159)

Total Assets	June 30, 2024	December 31, 2023
Dental	$5,132,387	$4,866,786
Medical	451,680	345,194
Corporate	6,421,173	6,159,532
Total assets	$12,005,240	$11,371,512

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$194,676	$1,000	$195,676	$271,215	$-	$271,215
Handpieces	1,136,124	18,000	1,154,124	1,130,122	(2,200)	1,127,922
Accessories	14,977	-	14,977	21,443	-	21,443
Grand Total	$1,345,777	$19,000	$1,364,777	$1,422,780	$(2,200)	$1,420,580

International: Rest of World
Instruments	$125,176	$-	$125,176	$474,250	$-	$474,250
Handpieces	357,645	-	357,645	732,894	-	732,894
Accessories	6,166	-	6,166	12,242	-	12,242
Grand Total	$488,987	$-	$488,987	$1,219,386	$-	$1,219,386

International: China
Instruments	$-	$-	$-	$270,000	$-	$270,000
Handpieces	-	-	-	-	-	-
Accessories	-	-	-	-	-	-
Grand Total	$-	$-	$-	$270,000	$-	$270,000

Total Product Sales	$1,834,764	$19,000	$1,853,764	$2,912,166	$(2,200)	$2,909,966

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$408,551	$1,000	$409,551	$495,683	$-	$495,683
Handpieces	2,216,557	25,420	2,241,977	2,269,900	-	2,269,900
Accessories	31,667	-	31,667	44,320	-	44,320
Grand Total	$2,656,775	$26,420	$2,683,195	$2,809,903	$-	$2,809,903

International: Rest of World
Instruments	$407,262	$-	$407,262	$873,205	$-	$873,205
Handpieces	1,004,594	-	1,004,594	1,522,010	4,000	1,526,010
Accessories	7,558	-	7,558	28,446	-	28,446
Grand Total	$1,419,414	$-	$1,419,414	$2,423,661	$4,000	$2,427,661

International: China
Instruments	$-	$-	$-	$270,000	$-	$270,000
Handpieces	-	-	-	-	-	-
Accessories	-	-	-	-	-	-
Grand Total	$-	$-	$-	$270,000	$-	$270,000

Total Product Sales	$4,076,189	$26,420	$4,102,609	$5,503,564	$4,000	$5,507,564

NOTE 9 – CONCENTRATIONS

Milestone Scientific has informal arrangements with third-party U.S. manufacturers of the STA devices, and epidural instruments pursuant to which they manufacture these products under specific purchase orders which contains advance payments for long lead items for production. Advances on contracts have been classified as current at  June 30, 2024 and December 31, 2023. The termination of the manufacturing relationship with any of these manufacturers could have a material adverse effect on Milestone Scientific’s ability to produce and sell its products. Although alternate sources of supply exist, and new manufacturing relationships could be established, Milestone Scientific would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, because of termination of such a relationship, would have a material adverse effect on Milestone Scientific’s financial condition, business, and results of operations.

On January 3, 2023, the Company launched an E-Commerce platform selling and shipping STA Single Tooth Anesthesia System® (STA) and handpieces directly to dental offices and dental groups within the U.S. For the three months ended June 30, 2024, E-Commerce accounted for 66% of net product sales. For the six months ended June 30, 2024, E-Commerce accounted for 59% of net product sales. For the three months ended June 30, 2023, E-commerce accounted for 43% of net product sales and one international distributor accounted for 11% of net product sales. For the six months ended June 30, 2023, E-commerce accounted for 42% of net product sales.

The Company had four distributors that accounted for 34%, 31%, 13% and 11%  of accounts receivable, respectively, as of June 30, 2024. The Company had three distributors that accounted for 39%, 38%, and 15% of accounts receivable, respectively as of December 31, 2023.

As of June 30, 2024, the Company had three suppliers that accounted for 36% 12% and 11%, respectively, of accounts payable and accounts payable, related party. The Company had three vendors that accounted for 37%, 17% and 12% respectively of accounts payable and accounts payable, related party as of December 31, 2023.

NOTE 10 -- RELATED PARTY TRANSACTIONS

United Systems

Milestone Scientific has a supply agreement with United Systems (whose controlling shareholder, Tom Cheng, is a significant stockholder of Milestone Scientific), the principal manufacturer of our handpieces, pursuant to which the manufacture is under specific purchase orders, but without minimum purchase commitments. Purchases from this manufacturer were approximately $423,000 and $1.2 million for the three and six  months ended June 30, 2024. Purchases from this manufacturer were approximately $592,000 and  $1.3 million for the three and six months ended June 30, 2023.

As of June 30, 2024 and December 31, 2023, Milestone Scientific owed this manufacturer approximately $803,000, and $402,000, respectively, which is included in accounts payable, related party and accrued expense, related party on the unaudited consolidated balance sheets.

Director of Clinical Affairs

The Director of Clinical Affairs’ royalty fee was approximately $95,000 and $211,000 for the three and six months ended June 30, 2024, respectively. The Director of Clinical Affairs’ royalty fee was approximately $144,000 and $267,000 for the three and six months ended June 30, 2023, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of $39,000 and $78,000 for the three and six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, Milestone Scientific owed the Director of Clinical Affairs for royalties of approximately $100,000 and $114,000, respectively, which is included in accounts payable, related party and accrued expense, related party, in the unaudited consolidated balance sheets.

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

Compensation under the Employment Agreement and the Consulting Agreement is payable for 9.5 years from May 19, 2021. The Company recorded expenses of $50,000 and $100,000 related to the Employment Agreement for the three and six months ended June 30, 2024 and 2023, respectively. The Company recorded expenses of $50,000 and $100,000 related to the Consulting Agreement for the three and six months ended June 30, 2024 and 2023, respectively

Dr. D. Demesmin, Director

As of February 2024, the University Pain Medicine Center (STEMMEE), of which Dr. D. Demesmin, a Company board member is the CEO agreed to purchases products from the Company under the same terms and conditions applying to other medical pain clinics in the United States. STEMMEE purchased medical products in the amount of $6,000 and $9,000 for three and six months ended June 2024 from the Company.

NOTE 11 — COMMITMENTS

(1)  Contract Manufacturing Agreement

Milestone Scientific has informal arrangements with third-party manufacturers of the STA devices, and epidural instruments pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. The Company has a purchase commitment for the delivery of 2,000 STA instruments as of June 30, 2024. As of June 30, 2024, the purchase order commitment was approximately $2.1 million, and approximately $1.1 million was paid and reported in advance on contracts in the consolidated balance sheet. As of June 30, 2024 the Company recorded approximately $103,000 for the development of the next generation instrument in advances on contracts in the consolidated balance sheet. As of  December 31, 2023, the purchase order commitment was approximately $2.3 million, and approximately $1.3 million was paid and reported in advance on contracts in the consolidated balance sheet.

The advances on contracts represent funding of future epidural instruments, and epidural replacements parts. As of June 30, 2024 and December 31, 2023 the company also has advances on an open purchase order for long lead items for a future purchase order for the manufacturing of Epidural instrument of approximately $168,000 and $41,000 respectively.

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

●	The expected lease terms include non-cancellable lease periods. Renewal option periods are not included in the determination of the lease terms as they were not reasonably certain to be exercised.

The components of lease expense were as follows:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cash paid for operating lease liabilities	$33,390	$31,882	$65,272	$63,763
Cash paid for finance lease liabilities	2,685	2,685	5,370	5,370
Weighted Average Remaining Lease Term
Finance leases (years)			0.55 years	1.5 years
Operating leases (years)			2.75 years	3.75 years
Weighted-average discount rate – operating leases			9.20%	9.20%
Weighted-average discount rate – finance leases			9.20%	9.20%

NOTE 12 — SUBSEQUENT EVENTS

As of  July 16, 2024, the Company entered into restricted stock agreements with members of the Board of Directors of the Company. The Company granted 730,337 restricted stock awards with a fair market value of $0.89 per share. Such restricted stock vests as follows: 25% on the grant date in July 2024, and 25% quarterly, on the first day of the following months:  October 2024,  January 2025, and  April 2025. These awards vest immediately upon a change of control as defined in the agreements.

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

OVERVIEW

Milestone Scientific is a biomedical technology company that patents, designs, develops and commercializes innovative diagnostic and therapeutic injection technologies and devices for medical and dental use. Since our inception, we have engaged in pioneering proprietary, innovative, computer-controlled injection technologies, and solutions for the medical and dental markets. We believe our technologies are proven and well established. Our common stock has been listed on the NYSE American since June 1, 2015, and trades under the symbol “MLSS”.

We focus our resources on redefining the worldwide standard of care for injection techniques by making the experience more comfortable for the patient by reducing the anxiety and stress of receiving injections from the healthcare provider. Our computer-controlled injection devices make injections precise, efficient, and virtually painless.

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

Our recent receipt of the chronology-Specific CPT Code for the Company's technology by the American Medical Association marks an important milestone, that could increase the potential number of anesthesia pain management clinics adopting the CompuFlo instrument. A CPT code expands the potential for reimbursement of epidural procedures in pain management utilizing the CompuFlo Epidural System, which should help accelerate the commercial roll-out of CompuFlo in the U.S

Milestone Scientific and its subsidiaries currently hold over 245 U.S. and foreign patents, and many patents pending and patent applications. The Company’s patents and patent applications relate to drug delivery methodologies, Peripheral Nerve Block, drug flow rate measurement, pressure/force computer-controlled drug delivery with exit pressure, dynamic pressure sensing, automated rate control, automated charging, drug profiles, audible and visual pressure/force feedback, tissue identification, identification of a target region drug delivery injection unit, drug drive unit for anesthetic, handpiece, and injection device.

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

On June 18, 2024, the Company announced that it has received regulatory approval from Brazil's National Health Surveillance Agency (ANVISA) to market and sell its CompuFlo® Epidural System in Brazil. The approval includes the lumbar, thoracic, and cervical-thoracic junction of the spine.

On July 10, 2024, the Company announced that First Coast Service Options Inc. (FCSO), a Jurisdictional Medicare Administrative Contractor (“JMAC”), has granted favorable Medicare Part B physician price assignment across Florida for use of the Company’s CompuFlo® Epidural System under the American Medical Association’s (AMA) technology-specific Category III CPT® code CPT0777T (real-time pressure-sensing epidural guidance system when used in conjunction with a primary ESI procedure).

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$194,676	$1,000	$195,676	$271,215	$-	$271,215
Handpieces	1,136,124	18,000	1,154,124	1,130,122	(2,200)	1,127,922
Accessories	14,977	-	14,977	21,443	-	21,443
Grand Total	$1,345,777	$19,000	$1,364,777	$1,422,780	$(2,200)	$1,420,580

International: Rest of World
Instruments	$125,176	$-	$125,176	$474,250	$-	$474,250
Handpieces	357,645	-	357,645	732,894	-	732,894
Accessories	6,166	-	6,166	12,242	-	12,242
Grand Total	$488,987	$-	$488,987	$1,219,386	$-	$1,219,386

International: China
Instruments	$-	$-	$-	$270,000	$-	$270,000
Handpieces	-	-	-	-	-	-
Accessories	-	-	-	-	-	-
Grand Total	$-	$-	$-	$270,000	$-	$270,000

Total Product Sales	$1,834,764	$19,000	$1,853,764	$2,912,166	$(2,200)	$2,909,966

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$408,551	$1,000	$409,551	$495,683	$-	$495,683
Handpieces	2,216,557	25,420	2,241,977	2,269,900	-	2,269,900
Accessories	31,667	-	31,667	44,320	-	44,320
Grand Total	$2,656,775	$26,420	$2,683,195	$2,809,903	$-	$2,809,903

International: Rest of World
Instruments	$407,262	$-	$407,262	$873,205	$-	$873,205
Handpieces	1,004,594	-	1,004,594	1,522,010	4,000	1,526,010
Accessories	7,558	-	7,558	28,446	-	28,446
Grand Total	$1,419,414	$-	$1,419,414	$2,423,661	$4,000	$2,427,661

International: China
Instruments	$-	$-	$-	$270,000	$-	$270,000
Handpieces	-	-	-	-	-	-
Accessories	-	-	-	-	-	-
Grand Total	$-	$-	$-	$270,000	$-	$270,000

Total Product Sales	$4,076,189	$26,420	$4,102,609	$5,503,564	$4,000	$5,507,564

Current Product Platform

See Note 1, “Organization and Business”.

Results of Operations

The following table sets forth the consolidated results of operations for the three and six months ended June 30, 2024 and 2023, respectively. The trends suggested by this table may not be indicative of future operating results:

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Operating results:
Product sales, net	$1,853,764	$2,909,966	$4,102,609	$5,507,564
Cost of products sold	442,560	1,019,907	1,015,302	1,728,882
Gross profit	1,411,204	1,890,059	3,087,307	3,778,682

Operating expenses:
Selling, general and administrative expenses	2,868,182	3,937,281	5,903,458	7,011,012
Research and development expenses	314,968	213,647	409,179	353,994
Depreciation and amortization expense	8,477	16,681	20,161	33,902
Total operating expenses	3,191,627	4,167,609	6,332,798	7,398,908
Loss from operations	(1,780,423)	(2,277,550)	(3,245,491)	(3,620,226)
Gain on sale of net operating losses	1,983,095	-	1,983,095	-
Other income, and interest net	20,966	48,722	45,505	72,067
Net income (loss)	223,638	(2,228,828)	(1,216,891)	(3,548,159)
Net income (loss) attributable to noncontrolling interests	-	(12,511)	-	(24,176)
Net income (loss) attributable to Milestone Scientific Inc.	$223,638	$(2,216,317)	$(1,216,891)	$(3,523,983)

Cash flow:	June 30, 2024	June 30, 2023
Net cash provided by (used in) operating activities	$(434,473)	$(3,027,126)
Net cash provided by (used in) investing activities	$2,969,977	$(1,982,376)
Net cash provided by (used in) financing activities	$238,889	$(4,324)

Three months ended June 30, 2024 compared three months ended June 30, 2023

Net sales for 2024 and 2023 were as follows:

	2024	2023	Change
Dental	$1,834,764	$2,912,166	$(1,077,402)
Medical	19,000	(2,200)	$21,200
Total sales, net	$1,853,764	$2,909,966	$(1,056,202)

Consolidated revenue for the three months ended June 30, 2024 and 2023 was approximately $1.9 million and $2.9 million, respectively, a decrease of approximately $1.1 million. On January 3, 2023, the Company launched an E-Commerce platform, to replace its previous U.S. distribution arrangement with Henry Schein by selling and shipping the STA Single Tooth Anesthesia System® (STA) and handpieces directly to end users, including dental offices and dental groups, within the U.S. E-commerce and dental service revenue for the three months ended June 30, 2024 was approximately $1.3 million compared $1.2 million for the three months ended June 30, 2023. The Company terminated its remaining U.S. distributor in September, 2023. The Company recorded no revenue from other U.S. distributors for the three months ended June 30, 2024 compared to approximately $214,000 for the three months ended June 30, 2023. For the three months ended June 30, 2024, international revenue was approximately $490,000 a decrease of $710,000, compared to June 30, 2023. International sales decreased due to issues with freight forwarder carrier during the quarter. The Company recorded no revenue from China for the three months ended June 30, 2024 compared to approximately $270,000 for the three months ended June 30, 2023.

Gross Profit for 2024 and 2023 were as follows:

	2024	2023	Change
Dental	$1,392,109	$1,970,863	$(578,754)
Medical	19,095	(80,804)	$99,899
Total gross profit	$1,411,204	$1,890,059	$(478,855)

Consolidated gross profit for the three months ended June 30, 2024 was approximately $1.4 million, a decrease of approximately $479,000, compared to approximately $1.9 million for the same period in 2023. The decrease was due to higher margins in sales associated with the launch of E-Commerce platform offset by an decrease in International sales. The decrease is also associated with the Company recording an allowance for medical inventory due slow commercialization and the sales commencing during the six months ended June 30, 2024.

Selling, general and administrative expenses for 2024 and 2023 were as follows:

	2024	2023	Change
Dental	$884,547	$1,166,645	$(282,098)
Medical	546,760	772,810	(226,050)
Corporate	1,436,875	1,997,826	(560,951)
Total selling, general and administrative expenses	$2,868,182	$3,937,281	$(1,069,099)

Consolidated selling, general and administrative expenses for the three months ended June 30, 2024 and 2023 were approximately $2.9 million and $3.9 million, respectively. The decrease of approximately $1.1 million is due to factors in several areas. Employee salaries and benefits expenses decreased approximately $597,000 for the three months ended June 30, 2024 compared to the same period in 2023. The decrease is due to a lower head count, and stock compensation expense. The Company decreased marketing, and royalties expenses professional fees, quality control, regulatory, other selling, general and administrative expenses by approximately $490,000. The Company recorded an decrease in travel, and warehousing of approximately $8,000 for the three months ended June 30, 2024 compared to the same period in 2023.

Research and Development for 2024 and 2023 were as follows:

	2024	2023	Change
Dental	$314,319	$204,057	$110,262
Medical	649	9,590	(8,941)
Corporate	-	-	-
Total research and development	$314,968	$213,647	$101,321

Consolidated research and development expenses for the three months ended June 30, 2024 and 2023 were approximately $315,000 and $214,000, respectively. The increase of approximately $101,000 is related to the Company's entering into the final stage of the development of  the next generation STA Single Tooth Anesthesia System.

Profit (Loss) from Operations for 2024 and 2023 were as follows:

	2024	2023	Change
Dental	$193,243	$598,944	$(405,701)
Medical	(528,315)	(863,899)	335,585
Corporate	(1,445,351)	(2,012,595)	567,244
Total loss from operations	$(1,780,423)	$(2,277,550)	$497,127

The loss from operations was approximately $1.8 million and $2.3 million for the three months ended June 30, 2024 and 2023, respectively, a decrease of approximately $497,000.

Six months ended June 30, 2024 compared three months ended June 30, 2023

Net sales for 2024 and 2023 were as follows:

	2024	2023	Change
Dental	$4,076,189	$5,503,564	$(1,427,375)
Medical	26,420	4,000	22,420
Total sales, net	$4,102,609	$5,507,564	$(1,404,955)

Consolidated revenue for the six months ended June 30, 2024 and 2023 was approximately $4.1 million and $5.5 million, respectively, a decrease of approximately $1.4 million. On  January 3, 2023, the Company launched an E-Commerce platform, to replace its previous U.S. distribution arrangement with Henry Schein by selling and shipping the STA Single Tooth Anesthesia System® (STA) and handpieces directly to end users, including dental offices and dental groups, within the U.S. E-commerce and dental service revenue for the six months ended June 30, 2024 was approximately $2.7 million compared $2.2 million at June 30, 2023. The Company terminated its remaining U.S. distributor in September 2023. The Company recorded no revenue from other U.S. distributors for the six months ended June 30, 2024 compared to approximately $432,000 for the six months ended June 30, 2023. For the six months ended June 30, 2024, international revenue was approximately $1.4 million, a decrease of $1.0 million, compared to June 30, 2023. International sales decreased due to issues with freight forwarders carrier during the quarter. The Company recorded no revenue from China for the six months ended June 30, 2024 compared to approximately $270,000 for the six months ended June 30, 2023.

Gross Profit for 2024 and 2023 were as follows:

	2024	2023	Change
Dental	$3,065,235	$3,859,279	$(794,044)
Medical	22,072	(80,597)	102,669
Total gross profit	$3,087,307	$3,778,682	$(691,375)

Consolidated gross profit for the three months ended June 30, 2024 was approximately $3.1 million, a decrease of approximately $691,000, compared to approximately $3.8 million for the same period in 2023. The decrease was due to higher margins in sales associated with the launch of E-Commerce platform offset by an decrease in International sales. The decrease is also associated with the Company recording an allowance for medical inventory due slow commercialization and the sales commencing during the six months ended June 30, 2024.

Selling, general and administrative expenses for 2024 and 2023 were as follows:

	2024	2023	Change
Dental	$1,838,216	$2,283,209	$(444,993)
Medical	1,040,902	1,582,378	(541,476)
Corporate	3,024,340	3,145,425	(121,085)
Total selling, general and administrative expenses	$5,903,458	$7,011,012	$(1,107,554)

Consolidated selling, general and administrative expenses for the six months ended June 30, 2024 and 2023 were approximately $6.0 million and $7.0 million, respectively. The decrease of approximately $1.1 million is due to factors in several areas. Employee salaries and benefits expenses decreased approximately $871,000 for the six months ended June 30, 2024 compared to the same period in 2023. The Company decreased marketing, other selling, general and administrative expenses, travel, warehousing quality control, regulatory, and royalties expenses by approximately by $327,000 The Company recorded an increase in professional fees of approximately $80,000 for the six months ended June 30, 2024 compared to the same period in 2023.

Research and Development for 2024 and 2023 were as follows:

	2024	2023	Change
Dental	$408,270	$332,800	$75,470
Medical	909	21,194	(20,285)
Corporate	-	-	-
Total research and development	$409,179	$353,994	$55,185

Consolidated research and development expenses for the six months ended June 30, 2024 and 2023 were approximately $409,000 and $354,000, respectively. The increase of approximately $55,000 is related to the Company's entering into the final stage of the development of  the next generation STA Single Tooth Anesthesia System.

Profit (Loss) from Operations for 2024 and 2023 were as follows:

	2024	2023	Change
Dental	$818,749	$1,240,884	$(422,135)
Medical	(1,019,740)	(1,685,832)	666,092
Corporate	(3,044,500)	(3,175,278)	130,778
Total loss from operations	$(3,245,491)	$(3,620,226)	$374,735

The loss from operations was approximately $3.2 million and $3.6 million for the six months ended June 30, 2024 and 2023, respectively, a decrease of approximately $375,000.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash for six months ended:

Cash flow:	June 30, 2024	June 30, 2023	Change
Net cash provided by (used in) operating activities	$(434,473)	$(3,027,126)	$2,592,653
Net cash provided by (used in) investing activities	$2,969,977	$(1,982,376)	$4,952,353
Net cash provided by (used in) financing activities	$238,889	$(4,324)	$243,213

Operating Activities

Cash flows used in operating activities decreased of $2.6 million for the six months ended June 30, 2024 compared to June 30, 2023. The decrease was primarily driven by the Company’s receipt of approximately $2.0 million, net of expenses, from the sale of New Jersey net operating losses ‘(NOL”), that were eligible for sale under the State of New Jersey’s Economic Development Authority’s  New Jersey Technology Business Tax Certificate Transfer  program (“NJEDA Program”).

Investing Activities

Cash flows provided by investing activities increased $5.0 million for the six months ended June 30, 2024 compared to June 30, 2023. The increase in cash provided in investing activities was driven by the Company’s purchase of $2.0 million of marketable securities during the six months ended June 30, 2023. The Company sold $3.0 million of marketable securities during the six months ended June 30, 2024 which increased cash and equivalents $3.0 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 compared to June 30, 2023 increased by approximately $243,000 primarily due to the issuance of additional shares of the Company’s common stock due to a Public Placement Offering.

Consideration of Company’s ability to continue as a going concern.

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has incurred total losses since inception of $124.6 million. The operating losses were $1.8 million and $3.2 million, for three and six months ended June 30, 2024. On June 30, 2024, Milestone Scientific had cash and cash equivalents of approximately $5.8 million and working capital of approximately $7.7 million. For the six months ended June 30, 2024, and 2023, we had cash flows used in operating activities of approximately $0.4 million and $3.0 million respectively.

In April 2024, we received approximately $2.0 million, net of expenses, from the sale of New Jersey net operating losses (“NOL”), that were eligible for sale under the State of New Jersey’s Economic Development Authority’s New Jersey Technology Business Tax Certificate Transfer  program (“NJEDA Program”).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, both positions being held by the same person, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Principal Accounting Officer, concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. During the three months ended June 30, 2024, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 14, 2024