Form 10-Q
period 2024-09-30
MILESTONE SCIENTIFIC INC.
filed 2024-11-14
CIK 855683

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 14, 2024 the registrant has a total of 77,892,083 shares of Common Stock, $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

true

MILESTONE SCIENTIFIC INC.

Form 10-Q

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends that may affect Milestone Scientific’s future plans of operations, business strategy, results of operations and financial condition. Milestone Scientific wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Milestone Scientific’s plans and objectives are based, in part, on assumptions involving the changes in the distribution of its products and continued evolution of its business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Milestone Scientific. Although Milestone Scientific believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, our history of operating losses that are expected to continue, requiring additional funding that we may be unable to raise capital when needed (which may force us to delay, curtail or eliminate commercialization efforts of our CompuFlo Epidural Computer Controlled Anesthesia System), the early stage operations of and relative lack of acceptance of our medical products, relying exclusively on two third parties to manufacture our products, changes to our distribution arrangements exposes us to risks of interruption of marketing efforts and building new marketing channels, changes in our informal manufacturing arrangements made by the manufacturer of our products and disruptions at the manufacturing facility of our manufacturers, including shortages of or delays in obtaining chips and other components, exposes us to risks that may harm our business, raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights, if physicians do not accept or use our CompuFlo Epidural Computer Controlled Anesthesia System, our ability to generate revenue from sales will be materially impaired, exposure to the risks inherent in international sales and operations, including China, and developments by competitors may render our products or technologies obsolete or non-competitive, the inclusion of such information should not be regarded as a representation by Milestone Scientific or any other person that the objectives and plans of Milestone Scientific will be achieved. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and the actual results may differ materially from those included within the forward-looking statements because of various factors. Except as required by the federal securities laws, Milestone Scientific undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Milestone Scientific is the owner of the following registered U.S. trademarks: CompuDent®; CompuMed®; CompuFlo®; DPS Dynamic Pressure Sensing technology®; Milestone Scientific ®; CathCheck®; the Milestone logo ®; SafetyWand®; STA Single Tooth Anesthesia Device®; and The Wand ®.

Part I- Financial Information

Item 1. Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$4,775,597	$2,977,713
Marketable securities	-	2,976,573
Accounts receivable, net of allowance for credit losses of $10,000, respectively	550,969	312,664
Accounts receivable, related party net	3,013	-
Prepaid expenses and other current assets	646,130	517,785
Inventories	3,711,636	2,638,186
Advances on contracts	1,011,306	1,371,548
Total current assets	10,698,651	10,794,469
Furniture, fixtures and equipment, net	11,265	10,024
Intangibles, net	155,255	178,636
Right of use assets finance lease	2,511	8,998
Right of use assets operating lease	283,086	355,235
Other assets	24,150	24,150
Total assets	$11,174,918	$11,371,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,138,060	$689,604
Accounts payable, related party	740,017	410,512
Accrued expenses and other payables	1,267,718	1,511,717
Accrued expenses, related party	281,947	137,189
Accrued liabilities noncontrolling interest	214,000	214,000
Current portion of finance lease liabilities	3,088	10,264
Current portion of operating lease liabilities	112,955	103,427
Total current liabilities	3,757,785	3,076,713
Non-current portion of finance lease liabilities	-	434
Non-current portion of operating lease liabilities	195,649	281,853
Total liabilities	$3,953,434	$3,359,000

Commitments and contingencies

Stockholders’ equity
Common stock, par value $0.001; authorized 100,000,000 shares; 77,709,455 shares issued and 77,676,122 shares outstanding as of September 30, 2024; 75,881,840 shares issued and 75,848,507 shares outstanding as of December 31, 2023;	77,710	75,881
Additional paid in capital	134,072,861	132,187,656
Accumulated deficit	(126,017,571)	(123,339,509)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific, Inc. stockholders' equity	7,221,484	8,012,512

Total liabilities and stockholders’ equity	$11,174,918	$11,371,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023

Product sales, net	$2,513,805	$2,059,284	$6,616,414	$7,566,848
Cost of products sold	677,585	555,850	1,692,888	2,284,730
Gross profit	1,836,220	1,503,434	4,923,526	5,282,118

Selling, general and administrative expenses	3,064,769	2,823,765	8,968,226	9,834,781
Research and development expenses	232,056	170,478	641,235	524,472
Depreciation and amortization expense	8,574	15,896	28,735	49,798
Total operating expenses	3,305,399	3,010,139	9,638,196	10,409,051

Loss from operations	(1,469,179)	(1,506,705)	(4,714,670)	(5,126,933)
Interest income	8,008	30,600	53,513	102,669
Gain on sale of net operating losses	-	-	1,983,095	-
Loss before provision for income taxes	(1,461,171)	(1,476,105)	(2,678,062)	(5,024,264)

Net loss	(1,461,171)	(1,476,105)	(2,678,062)	(5,024,264)
Net loss attributable to noncontrolling interests	$-	$(9,811)	$-	$(33,987)
Net loss attributable to Milestone Scientific Inc.	$(1,461,171)	$(1,466,294)	$(2,678,062)	$(4,990,277)

Net loss per share applicable to common stockholders—
Basic and Diluted	(0.02)	(0.02)	(0.03)	(0.07)

Weighted average shares outstanding and to be issued—
Basic and diluted	79,966,833	73,730,921	80,165,181	72,374,693

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR three and nine months ended September 30, 2024 and 2023

(UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total Stockholder Equity
Balance January 1, 2024	75,881,840	$75,881	$132,187,656	$(123,339,509)	$-	$(911,516)	$8,012,512
Stock based compensation	-	-	313,505	-	-	-	313,505
Common stock issued in public offering net of issuance cost of $42,273	372,110	372	191,784	-	-	-	192,156
Common Stock issued exercised warrants	103,500	104	51,647	-	-	-	51,751
Common stock issued for payment of consulting services	90,170	90	65,971	-	-	-	66,061
Common stock to be issued to employees for bonuses	30,165	31	264,922	-	-	-	264,953
Common stock issued to board of directors for services	154,494	154	(154)	-	-	-	-
Net (loss)	-	-	-	(1,440,529)	-	-	(1,440,529)
Balance at March 31, 2024	76,632,279	$76,632	$133,075,331	$(124,780,038)	$-	$(911,516)	$7,460,409
Stock based compensation	-	-	207,690	-	-	-	207,690
Common stock issued for payment of consulting services	99,063	99	62,041	-	-	-	62,140
Common stock to be issued to employees for bonuses	322,937	324	(324)	-	-	-	-
Restricted common stock issued to employees	18,939	19	(19)
Common stock issued to board of directors for services	154,496	154	(154)	-	-	-	-
Net income	-	-	-	223,638	-	-	223,638
Balance at June 30, 2024	77,227,714	$77,228	$133,344,565	$(124,556,400)	$-	$(911,516)	$7,953,877
Stock based compensation	-	-	484,078	-	-	-	484,078
Common stock issued for payment of consulting services	299,198	299	244,401	-	-	-	244,700
Common stock issued to board of directors for services	182,543	183	(183)	-	-	-	-
Net Loss	-	-	-	(1,461,171)	-	-	(1,461,171)
Balance at September 30, 2024	77,709,455	$77,710	$134,072,861	$(126,017,571)	$-	$(911,516)	$7,221,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total Stockholder Equity
Balance January 1, 2023	69,306,497	$69,306	$127,478,325	$(116,410,405)	$(219,276)	$(911,516)	$10,006,434
Stock based compensation	-	-	388,772	-	-	-	388,772
Common stock issued to board of directors for services	256,868	258	(258)	-	-	-	-
Common stock to be issued to employees for bonuses	-	-	50,000	-	-	-	50,000
Common stock issued for payment of consulting services	242,335	242	125,758	-	-	-	126,000
Net loss	-	-	-	(1,307,666)	(11,665)	-	(1,319,331)
Balance at March 31, 2023	69,805,700	$69,806	$128,042,597	$(117,718,071)	$(230,941)	$(911,516)	$9,251,875
Stock based compensation	-	-	404,330	-	-	-	404,330
Common stock to be issued to employees for bonuses	-	-	217,500	-	-	-	217,500
Common stock issued to board of directors for services	192,835	193	(193)	-	-	-	-
Common stock issued for payment of consulting services	109,204	109	56,677	-	-	-	56,786
Net loss	-	-	-	(2,216,317)	(12,511)	-	(2,228,828)
Balance at June 30, 2023	70,107,739	$70,108	$128,720,911	$(119,934,388)	$(243,452)	$(911,516)	$7,701,663
Stock based compensation	-	-	320,325	-	-	-	320,325
Common stock issued to employee for compensation	-	-	50,000	-	-	-	50,000
Common stock issued for payment of consulting services	631,523	632	396,510	-	-	-	397,142
Common stock issued to board of directors for services	154,486	154	(154)	-	-	-	-
Net loss	-	-		(1,466,294)	(9,811)		(1,476,105)
Balance at September 30, 2023	70,893,748	$70,894	$129,487,592	$(121,400,682)	$(253,263)	$(911,516)	$6,993,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR Nine Months Ended

(UNAUDITED)

	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net loss	$(2,678,062)	$(5,024,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,355	10,155
Amortization of intangibles	23,380	39,643
Stock based compensation	1,005,273	1,113,427
Inventory reserve	-	109,159
Employees paid in stock	264,953	317,500
Expense paid in stock	372,901	579,928
Unrealized gain on marketable securities	-	6,208
Bad debt expense	-	16,076
Amortization of right-of-use asset	72,149	69,067
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(238,305)	86,629
Increase in accounts receivable, related parties	(3,013)	-
Increase in inventories	(1,073,450)	(799,454)
Decrease (increase) in advances on contracts	360,242	(373,852)
Increase in prepaid expenses and other current assets	(128,345)	(134,881)
Increase in accounts payable	448,461	46,538
Increase(decrease) in accounts payable, related party	329,504	(166,855)
Decrease in accrued expenses	(243,999)	(13,098)
Increase in accrued expenses, related party	144,758	103,287
Decrease operating right of use lease asset	(70,189)	(65,543)
Net cash used in operating activities	$(1,408,387)	$(4,080,330)

Cash flows from investing activities:
Purchase of furniture, fixtures, and equipment	(6,596)	(1,192)
Sale of marketable securities	2,976,573	4,472,540
Purchase of marketable securities	-	(6,929,218)
Net cash provided by (used in) investing activities	$2,969,977	$(2,457,870)

Cash flows from financing activities:
Net proceeds from Public Placement Offering	192,156	-
Net Proceeds exercise of warrants	51,751	-
Payments finance lease obligations	(7,613)	(6,486)
Net cash provided by (used in) financing activities	$236,294	$(6,486)

Net increase (decrease) in cash and cash equivalents	1,797,884	(6,544,686)
Cash and cash equivalents at beginning of period	2,977,713	8,715,279
Cash and cash equivalents at end of period	$4,775,597	$2,170,593

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

The Company current marketing focus is self-distribution using its e-commerce platform; however, it is also in the process of meeting with medical facilities and device distributors within the United States, Middle East and Europe so as to develop other channels of distribution. Certain of our medical instruments have obtained European CE mark approval and can be marketed and sold in most European countries.

NOTE 2- LIQUIDITY AND UNCERTAINTIES

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has incurred total losses since inception of $126.0 million. The operating losses were $1.5 million and $4.7 million, for three and nine months ended September 30, 2024. On September 30, 2024, Milestone Scientific had cash and cash equivalents of approximately $4.8 million and working capital of approximately $6.9 million. For the nine months ended September 30, 2024, and 2023, we had cash flows used in operating activities of approximately $1.4 million and $4.1 million respectively.

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

During December 2023, the Board of Directors of the Company approved the merger of Milestone Medical, Inc., a 98%-owned subsidiary of the Company (“MMD”), with and into Milestone Innovation, Inc, a newly form wholly-owned subsidiary of the Company and being the surviving corporation . As a result, all of the assets of MMD automatically became assets of Milestone Innovations, Inc. Subsequent to September 30, 2024, the Company satisfied it's liabilities to the non-controlling shareholders, the Company settled for approximately $205,000 for the minority stake of MMD.

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

3. Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to inventory valuation and cash flow assumptions regarding evaluations of going concern considerations. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Disaggregation of Revenue

The Company operates in two operating segments: dental and medical. Therefore, the results of the Company's operations are reported on a consolidated basis for the purposes of segment reporting, consistent with internal management reporting. See Note 8 for revenues by geographical market, based on the customer’s location, and product category for the three and nine months periods ended September 30, 2024, and 2023, respectively.

5.  Cash and Cash Equivalents

Milestone Scientific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2024, and December 31, 2023, Milestone Scientific has approximately $4.8 million and $3.0 million, respectively of cash and cash equivalents. As of September 30, 2024, Milestone Scientific had approximately $4.1 million in cash, cash equivalents, in accounts that exceeded the Federal Deposit Insurance Corporation insurance limit of $250,000.

6. Marketable Securities

The Company’s marketable securities are comprised of treasury bills with original maturity greater than three months from date of purchase. The Company’s marketable securities are measured at fair value and are accounted for in accordance with ASC 825, Financial Instruments. Unrealized holding gains and losses on treasury bills are recorded in interest income on the unaudited consolidated statements of operations. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the marketable securities. As of  September 30, 2024, the Company did not hold any marketable securities. As of  December 31, 2023 the Company held approximately $3.0 million in U.S. treasury securities, with maturity dates within 3 and 6 months.

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

Distributors credit sales are due 90 days or less from the date of invoicing. As of September 30, 2024 and  December 31, 2023, accounts receivable was recorded, net of allowance for credit losses of $10,000, respectively.

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

9.  Basic and Diluted Net Loss Per Common Share

Milestone Scientific presents “basic” earnings (loss) per common share applicable to common stockholders and, if applicable, “diluted” earnings (loss) per common share applicable to common stockholders pursuant to the provisions of ASC 260, “Earnings per Share”. Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued common shares as follows: 79,966,833 and 73,730,921 for the three months ended September 30, 2024 and 2023, respectively, and 80,165,181 and 72,374,693 for the nine months ended September 30, 2024 and 2023, respectively. The calculation of diluted earnings per common share is like that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. Since Milestone Scientific had net losses in the three and  nine months ended September 30, 2024 and the three and nine months ended September 30, 2023, the assumed effects of the exercise of potentially dilutive outstanding stock options, unissued restricted stock awards (“RSA”) and warrants, were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, RSA's and warrants totaled 3,684,697 and 3,930,654 for the nine months ended September 30, 2024 and 2023, respectively.

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

As of  September 30, 2024 the Company did not have assets measured at fair value on a recurring basis. As of December 31, 2023 the Company had the following assets that were measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Marketable Securities December 31, 2023	$2,976,573	-	-	$2,976,573

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

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide improvements primarily related to the rate reconciliation and income taxes paid information included in income tax disclosures. The Company would be required to disclose additional information regarding reconciling items equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory tax rate. Similarly, the Company would be required to disclose income taxes paid (net of refunds received) equal to or greater than five percent of total income taxes paid (net of refunds received). Additionally, the Company would be required to disclose income (loss) from continuing operations before income tax expense disaggregated by foreign and domestic jurisdictions, as well as income tax expense disaggregated by federal, state, and foreign jurisdictions. The amendments in ASU 2023-09 are effective January 1, 2025, including interim periods. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of ASU 2023-09 on our financial statements.

NOTE 4 — INVENTORIES

Inventories consist of the following:

	September 30, 2024	December 31, 2023

Dental finished goods	$3,637,356	$2,404,970
Medical finished goods	-	14,730
Component parts and other materials	74,280	218,486
Total inventories	$3,711,636	$2,638,186

The Company has recorded an allowance on slow moving Medical finished goods due to the slow adoption of the epidural instruments and handpieces for approximately $1.2 million as of September 30, 2024 and  December 31, 2023, respectively.

NOTE 5 — ADVANCES ON CONTRACTS

The advances on contracts represent funding of future STA devices, epidural instruments, and epidural replacements parts. The balance of the advances on contract as of September 30, 2024 and December 31, 2023 is approximately $1.0 million and $1.4 million, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

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

Warrants

The following table summarizes information about shares issuable under warrants outstanding as of September 30, 2024:

	Warrant shares outstanding	Weighted Average exercise price	Weighted Average remaining life	Intrinsic value
Outstanding at January 1, 2024	314,572	0.50	0.10	59,737
Issued	-	-	-	-
Exercised	(103,500)	0.50	-	-
Expired or cancelled	(211,072)	0.50	-	-
Outstanding and exercisable at September 30, 2024	-	-	-	-

During the nine months ended September 30, 2024, the Company issued 103,500 shares of common stock for warrants issued in 2019. The warrants were exercised at $0.50 for proceeds of $51,751.

Shares to Be Issued

As of September 30, 2024 and 2023, respectively, there were 2,657,058 and 2,426,364 shares issuable, the issuance of which has been deferred under the terms of employment agreements with the Chief Executive Officer and other employees of Milestone Scientific. Such shares are issuable to each party upon termination of their respective employment.

As of September 30, 2024 and 2023, respectively, there were 527,625 and 382,696 shares issuable to non-employees, for services rendered. The number of shares was fixed at the date of grant and were fully vested upon grant date.

The following table summarizes activity for shares to be issued for the nine months periods ending September 30, 2024 and 2023.

	September 30, 2024	September 30, 2023

Shares-to-be-issued, outstanding January 1, 2024 and 2023, respectively	3,098,917	2,440,673
Granted in current period	438,868	368,387
Issued in current period	(353,102)	-
Shares-to be issued outstanding September 30, 2024 and 2023, respectively	3,184,683	2,809,060

Stock Options Plans

The Milestone Scientific Inc., Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”), provides for awards of restricted common stock restricted stock units, options to purchase and other awards.  On June 28, 2023 the 2020 Plan was amended and restated to increase the maximum shares that can be issued thereunder to 11,500,000 shares of common stock. The plan expires in June 2031. Options may be granted to employees, directors, and consultants of Milestone Scientific for the purchase of shares of common stock at a price not less than the fair market value of common stock on the date of grant. Generally, options become exercisable over a three-year period from the grant date and expire five years after the date of grant.

Milestone Scientific recognizes compensation expenses over the requisite service period and in the case of performance-based options over the period of the expected performance. For the three and nine months ended September 30, 2024, Milestone Scientific recognized approximately $172,000 and $530,000 of total employee compensation cost, respectively, recorded in general and administrative expenses on the statement of operations. For the three and nine months ended September 30, 2023, Milestone Scientific recognized approximately $321,000 and $1.1 million of total employee compensation cost, respectively, recorded in general and administrative expenses on the statement of operations.

As of September 30, 2024, there was $1.0 million of total unrecognized compensation cost related to non-vested options. Milestone Scientific expects to recognize these costs over a weighted average period of 1.5 years.

A summary of option activity for employees under the plans and changes during the  nine months ended September 30, 2024 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding at January 1, 2024	3,036,989	2.29	5.41	-
Granted during 2024	-	-		-
Exercised during 2024	-	-	-	-
Forfeited or expired during 2024	-	-	-	-
Options outstanding September 30, 2024	3,036,989	2.32	4.66	-
Exercisable, September 30, 2024	2,188,433	2.29	4.06	-

A summary of option activity for non-employees under the plans and changes during the nine months ended September 30, 2024  is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding at January 1, 2024	91,663	1.76	2.25	2,833
Granted during 2024	24,999	0.84	4.71	-
Exercised during 2024	-	-	-	-
Forfeited or expired during 2024	(16,666)	0.55	-	-
Options outstanding September 30, 2024	99,996	1.74	2.37	4,083
Exercisable, September 30, 2024	77,772	1.99	1.81	1,916

For the three and nine months ended September 30, 2024, Milestone Scientific recognized approximately $7,000 and $9,200 respectively of expense related to non-employee options. For the three and nine months ended September 30, 2023, Milestone Scientific recognized approximately $3,800 and$17,000, respectively of expense related to non-employee options.

The information below summarizes the restricted stock award activity for the nine months ended September 30, 2024.

	Number of Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested as January 1, 2024	327,937	0.91
Granted	730,340	0.89
Vested	(510,522)	0.91
Cancelled	-	-
Non-vested as September 30, 2024	547,755	0.89

As of September 30, 2024, all restricted shares granted and deferred under the terms of employment agreements with each Territory Manager of Milestone Scientific are fully vested. For the three and nine months ended September 30, 2024, the Company recognized stock compensation expense of approximately $0 and $2,100 respectively. For the three and nine months ended September 30, 2023, the Company recognized stock compensation expense of approximately negative $36,500 and $17,700 respectively. For the nine months ended September 30, 2024, there was no unrecognized compensation expense.

As of  July 16, 2024, the Company entered into restricted stock agreements with members of the Board of Directors of the Company. The Company granted 730,340 restricted stock awards with a fair market value of $0.89 per share. Such restricted stock vests as follows: 25% on the grant date in July 2024, and 25% quarterly, on the first day of the following months:  October 2024,  January 2025, and  April 2025.For the three and nine months ended September 30, 2024,  the Company recognized approximately $306,000 and $464,000, respectively, for restricted stock expenses recorded in general and administrative expenses on the statement of operations. For the nine months ended September 30, 2024, there was $344,000 of total unrecognized compensation cost related to non-vested restricted stock grant, which the Company expects to recognize these costs over a weighted average period of 0.5 years.

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

The following tables present information about our reportable and operating segments:

	For the three months ended September 30,		For the nine months ended September 30,
Sales
Net Sales:	2024	2023	2024	2023
Dental	$2,466,405	$2,053,284	$6,542,594	$7,556,848
Medical	47,400	6,000	73,820	10,000
Total net sales	$2,513,805	$2,059,284	$6,616,414	$7,566,848

Operating Income (Loss):	2024	2023	2024	2023
Dental	$705,427	$458,474	$1,524,177	$1,699,349
Medical	(356,555)	(740,087)	(1,376,294)	(2,425,913)
Corporate	(1,818,051)	(1,225,092)	(4,862,553)	(4,400,369)
Total operating loss	$(1,469,179)	$(1,506,705)	$(4,714,670)	$(5,126,933)

Depreciation and Amortization:	2024	2023	2024	2023
Dental	$-	$1,051	$-	$3,439
Medical	-	585	-	2,247
Corporate	8,574	14,260	28,735	44,112
Total depreciation and amortization	$8,574	$15,896	$28,735	$49,798

Income (loss) before taxes and equity in earnings of affiliates:	2024	2023	2024	2023
Dental	$705,433	$458,504	$1,523,209	$1,698,790
Medical	(356,555)	(742,004)	(1,376,576)	(2,431,502)
Corporate	(1,810,049)	(1,192,605)	(2,824,695)	(4,291,552)
Total income (loss) before taxes and equity in earnings of affiliate	$(1,461,171)	$(1,476,105)	$(2,678,062)	$(5,024,264)

Total Assets	September 30, 2024	December 31, 2023
Dental	$5,528,106	$4,866,786
Medical	220,698	345,194
Corporate	5,426,114	6,159,532
Total assets	$11,174,918	$11,371,512

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$179,699	$1,000	$180,699	$230,615	$-	$230,615
Handpieces	1,029,116	11,400	1,040,516	1,007,930	-	1,007,930
Accessories	5,501	-	5,501	14,822	-	14,822
Grand Total	$1,214,316	$12,400	$1,226,716	$1,253,367	$-	$1,253,367

International: Rest of World
Instruments	$261,466	$32,500	$293,966	$88,019	$-	$88,019
Handpieces	961,089	2,500	963,589	700,697	6,000	706,697
Accessories	29,534	-	29,534	11,201	-	11,201
Grand Total	$1,252,089	$35,000	$1,287,089	$799,917	$6,000	$805,917

Total Product Sales	$2,466,405	$47,400	$2,513,805	$2,053,284	$6,000	$2,059,284

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$588,250	$2,000	$590,250	$726,104	$-	$726,104
Handpieces	3,245,673	35,400	3,281,073	3,277,830	-	3,277,830
Accessories	37,168	-	37,168	59,336	-	59,336
Grand Total	$3,871,091	$37,400	$3,908,491	$4,063,270	$-	$4,063,270

International: Rest of World
Instruments	$668,728	$32,500	$701,228	$961,224	$-	$961,224
Handpieces	1,965,683	3,920	1,969,603	2,222,707	10,000	2,232,707
Accessories	37,092	-	37,092	39,647	-	39,647
Grand Total	$2,671,503	$36,420	$2,707,923	$3,223,578	$10,000	$3,233,578

International: China
Instruments	$-	$-	$-	$270,000	$-	$270,000
Handpieces	-	-	-	-	-	-
Accessories	-	-	-	-	-	-
Grand Total	$-	$-	$-	$270,000	$-	$270,000

Total Product Sales	$6,542,594	$73,820	$6,616,414	$7,556,848	$10,000	$7,566,848

NOTE 9 – CONCENTRATIONS

Milestone Scientific has informal arrangements with third-party U.S. manufacturers of the STA devices, and epidural instruments pursuant to which they manufacture these products under specific purchase orders which contains advance payments for long lead items for production. Advances on contracts have been classified as current at  September 30, 2024 and December 31, 2023. The termination of the manufacturing relationship with any of these manufacturers could have a material adverse effect on Milestone Scientific’s ability to produce and sell its products. Although alternate sources of supply exist, and new manufacturing relationships could be established, Milestone Scientific would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, because of termination of such a relationship, would have a material adverse effect on Milestone Scientific’s financial condition, business, and results of operations.

On January 3, 2023, the Company launched an E-Commerce platform selling and shipping STA Single Tooth Anesthesia System® (STA) and handpieces directly to dental offices and dental groups within the U.S. For the three months ended September 30, 2024, E-Commerce accounted for 45% and one international distributor accounted for 11% of net product sales. For the nine months ended September 30, 2024, E-Commerce accounted for 53% of net product sales and one international distributor accounted for 10% of net product sales. For the three months ended September 30, 2023, E-commerce accounted for 60% of net product sales and one international distributor accounted for 13% of net product sales. For the nine months ended September 30, 2023, E-commerce accounted for 46% of net product sales.

The Company had three distributors that accounted for 48%, 15% and 11%  of accounts receivable, respectively, as of September 30, 2024. The Company had three distributors that accounted for 39%, 38%, and 15% of accounts receivable, respectively as of December 31, 2023.

As of September 30, 2024, the Company had two suppliers that accounted for 38% and 12%, respectively, of accounts payable and accounts payable, related party. The Company had three vendors that accounted for 37%, 17% and 12%, respectively of accounts payable and accounts payable, related party as of December 31, 2023.

NOTE 10 -- RELATED PARTY TRANSACTIONS

United Systems

Milestone Scientific has a supply agreement with United Systems (whose controlling shareholder, Tom Cheng, is a significant stockholder of Milestone Scientific), the principal manufacturer of our handpieces, pursuant to which the manufacture is under specific purchase orders, but without minimum purchase commitments. Purchases from this manufacturer were approximately $ 501,000 and $1.7 million for the three and nine months ended September 30, 2024, respectively. Purchases from this manufacturer were approximately $636,000 and $1.9 million for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024 and December 31, 2023, Milestone Scientific owed this manufacturer approximately $720,000, and $402,000, respectively, which is included in accounts payable, related party and accrued expense, related party on the unaudited consolidated balance sheets.

Director of Clinical Affairs

The Director of Clinical Affairs’ royalty fee was approximately $124,000 and $334,000 for the three and nine months ended September 30, 2024, respectively. The Director of Clinical Affairs’ royalty fee was approximately $104,000 and $370,000 for the three and nine months ended September 30, 2023, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of $39,000 and $117,000 for the three and nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, Milestone Scientific owed the Director of Clinical Affairs for royalties of approximately $132,000 and $114,000, respectively, which is included in accounts payable, related party and accrued expense, related party, in the unaudited consolidated balance sheets.

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

Compensation under the Employment Agreement and the Consulting Agreement is payable for 9.5 years from May 19, 2021. The Company recorded expenses of $50,000, and $150,000 related to the Employment Agreement for the three and nine months ended September 30, 2024 and 2023, respectively. The Company recorded expenses of $50,000 and $150,000 related to the Consulting Agreement for the three and nine months ended September 30, 2024 and 2023, respectively.

Dr. D. Demesmin, Director

As of February 2024, the University Pain Medicine Center (STEMMEE), of which Dr. D. Demesmin, a Company board member is the CEO agreed to purchases products from the Company under the same terms and conditions applying to other medical pain clinics in the United States. STEMMEE purchased medical products in the amount of $6,000, and  $15,000  three and nine months ended September 30, 2024 from the Company.

NOTE 11 — COMMITMENTS

(1)  Contract Manufacturing Agreement

Milestone Scientific has informal arrangements with third-party manufacturers of the STA devices, and epidural instruments pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. The Company has a purchase commitment for the delivery of 1,000 STA instruments as of   September 30, 2024. As of September 30, 2024, the purchase order commitment was approximately $1.0 million, and approximately $547,000 was paid and reported in advance on contracts in the consolidated balance sheet. As of September 30, 2024 the Company recorded approximately $158,800 for the development of the next generation instrument in advances on contracts in the consolidated balance sheet. As of  December 31, 2023, the purchase order commitment was approximately $2.3 million, and approximately $1.3 million was paid and reported in advance on contracts in the consolidated balance sheet.

The advances on contracts represent funding of future epidural instruments, and epidural replacements parts. As of September 30, 2024 and December 31, 2023 the Company also has advances on an open purchase order for long lead items for a future purchase order for the manufacturing of epidural instrument of approximately $168,000 and $41,000 respectively.

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

●	The expected lease terms include non-cancellable lease periods. Renewal option periods are not included in the determination of the lease terms as they were not reasonably certain to be exercised.

The components of lease expense were as follows:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cash paid for operating lease liabilities	$30,373	$34,320	$95,645	$98,083
Cash paid for finance lease liabilities	2,685	2,685	8,055	8,055
Weighted Average Remaining Lease Term
Finance leases (years)			0.29 years	1.3 years
Operating leases (years)			2.50 years	3.50 years
Weighted-average discount rate – operating leases			9.20%	9.20%
Weighted-average discount rate – finance leases			9.20%	9.20%

NOTE 12 — SUBSEQUENT EVENTS

On November 8, 2024, Mr. Arjan Haverhals, the Chief Executive Officer of the Company, advised the Chairman of the Board that he intends to retire as an officer from the Company upon the expiration of, and not seek the renewal of, his employment agreement, on December 31, 2024. Mr. Haverhals will continue as a director of the Company and as a consultant through a company owned by him and his family. Mr. Haverhals will receive his bonus for 2024 payable 50% in cash and 50% in stock (rather than 33% in cash and 67% in stock) and otherwise in accordance with his Employment Agreement and benefits in connection with his retirement in accordance with applicable agreements and Company plans, subject to their terms and conditions. He will be entitled to compensation for such consulting services at the rate of $350,000 for 2025, payable at the rate of $150,000 in respect of the first calendar quarter of 2025, and $66,666 in respect of each subsequent calendar quarter of 2025.

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

We focus our resources on redefining the worldwide standard of care for injection techniques to make the experience more comfortable for the patient by reducing the anxiety and stress of receiving injections from the healthcare provider. Our computer-controlled injection devices make injections precise, efficient, and virtually painless.

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

On July 23, 2024 the Company  announced that Novitas Solutions, Inc. (Novitas), a Jurisdictional Medicare Administrative Contractor (JMAC), had granted a Medicare Part B Physician payment rate for the Company’s CompuFlo® Epidural System under the American Medical Association’s (AMA) technology-specific Category III CPT® code CPT0777T (real-time pressure-sensing epidural guidance system when used in conjunction with a primary ESI procedure).

This new price assignment applies to two Medicare regions: Jurisdiction L (JL) and Jurisdiction H (JH). JL includes Delaware, District of Columbia, Maryland, New Jersey, and Pennsylvania. JH includes Arkansas, Colorado, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas.

On July 30, 2024 – the Company  announced receipt of multiple Notices of Allowance (NOA) for essential patent applications in both the U.S. and Europe.

One NOAs was granted by the U.S. Patent and Trademark Office and one NOA was granted by the European Patent Office for a new patent titled “Device and Method for Needle/Catheter Location Utilizing Correlation Analysis.” These patent applications cover Milestone Scientific’s next-generation Dynamic Pressure Sensing® (DPS) technology for real-time pressure-sensing guidance in manual injection systems

On August 7, 2024 – the Company announced a strategic partnership with Axial Biologics, a premier medical device company with a vast distribution network. Under the agreement, Axial Biologics will serve as the distributor of Milestone Scientific's CompuFlo® Epidural System in New Jersey, Texas, and Florida jurisdictions.

On October 3, 2024 the Company announced that iHeal Pain Center had adopted the CompuFlo® Epidural System following successful epidural steroid injection (ESI) procedures by Dr. Desai, DO. Dr. Desai has performed six cervical and two lumbar ESI procedures using the CompuFlo® Epidural System, leading to its integration within the clinic.

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$179,699	$1,000	$180,699	$230,615	$-	$230,615
Handpieces	1,029,116	11,400	1,040,516	1,007,930	-	1,007,930
Accessories	5,501	-	5,501	14,822	-	14,822
Grand Total	$1,214,316	$12,400	$1,226,716	$1,253,367	$-	$1,253,367

International: Rest of World
Instruments	$261,466	$32,500	$293,966	$88,019	$-	$88,019
Handpieces	961,089	2,500	963,589	700,697	6,000	706,697
Accessories	29,534	-	29,534	11,201	-	11,201
Grand Total	$1,252,089	$35,000	$1,287,089	$799,917	$6,000	$805,917

Total Product Sales	$2,466,405	$47,400	$2,513,805	$2,053,284	$6,000	$2,059,284

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$588,250	$2,000	$590,250	$726,104	$-	$726,104
Handpieces	3,245,673	35,400	3,281,073	3,277,830	-	3,277,830
Accessories	37,168	-	37,168	59,336	-	59,336
Grand Total	$3,871,091	$37,400	$3,908,491	$4,063,270	$-	$4,063,270

International: Rest of World
Instruments	$668,728	$32,500	$701,228	$961,224	$-	$961,224
Handpieces	1,965,683	3,920	1,969,603	2,222,707	10,000	2,232,707
Accessories	37,092	-	37,092	39,647	-	39,647
Grand Total	$2,671,503	$36,420	$2,707,923	$3,223,578	$10,000	$3,233,578

International: China
Instruments	$-	$-	$-	$270,000	$-	$270,000
Handpieces	-	-	-	-	-	-
Accessories	-	-	-	-	-	-
Grand Total	$-	$-	$-	$270,000	$-	$270,000

Total Product Sales	$6,542,594	$73,820	$6,616,414	$7,556,848	$10,000	$7,566,848

Current Product Platform

See Note 1, “Organization and Business”.

Results of Operations

The following table sets forth the consolidated results of operations for the three and nine months ended September 30, 2024 and 2023, respectively. The trends suggested by this table may not be indicative of future operating results:

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Operating results:
Product sales, net	$2,513,805	$2,059,284	$6,616,414	$7,566,848
Cost of products sold	677,585	555,850	1,692,888	2,284,730
Gross profit	1,836,220	1,503,434	4,923,526	5,282,118

Operating expenses:
Selling, general and administrative expenses	3,064,769	2,823,765	8,968,226	9,834,781
Research and development expenses	232,056	170,478	641,235	524,472
Depreciation and amortization expense	8,574	15,896	28,735	49,798
Total operating expenses	3,305,399	3,010,139	9,638,196	10,409,051
Loss from operations	(1,469,179)	(1,506,705)	(4,714,670)	(5,126,933)
Gain on sale of net operating losses	-	-	1,983,095	-
Other income, and interest net	8,008	30,600	53,513	102,669
Net (loss)	(1,461,171)	(1,476,105)	(2,678,062)	(5,024,264)
Net (loss) attributable to noncontrolling interests	-	(9,811)	-	(33,987)
Net (loss) attributable to Milestone Scientific Inc.	$(1,461,171)	$(1,466,294)	$(2,678,062)	$(4,990,277)

Three months ended September 30, 2024 compared three months ended September 30, 2023

Net sales for 2024 and 2023 were as follows:

	2024	2023	Change
Dental	$2,466,405	$2,053,284	$413,121
Medical	47,400	6,000	$41,400
Total sales, net	$2,513,805	$2,059,284	$454,521

Consolidated revenue for the three months ended September 30, 2024 and 2023 was approximately $2.5 million and $2.1  million, respectively, an increase of approximately $455,000. On January 3, 2023, the Company launched an E-Commerce platform, to replace its previous U.S. distribution arrangement with Henry Schein by selling and shipping the STA Single Tooth Anesthesia System® (STA) and handpieces directly to end users, including dental offices and dental groups, within the U.S. E-commerce and dental service revenue for the three months ended  September 30, 2024 and 2023 was approximately $1.2 million respectively. The Company terminated its remaining U.S. distributor in September 2023. The Company recorded no revenue from other U.S. distributors for the three months ended September 30, 2024 compared to approximately $48,000 for the three months ended September 30, 2023. For the three months ended September 30, 2024, international revenue was approximately $1.3  million compared to $0.8 million for the three months ended  September 30, 2023 an increase of approximately $0.5 million. The increase was due to the Company resolving the freight forwarder delays from the previous quarter.  The Company recorded no revenue from China for the three months ended September 30, 2024 and  September 30, 2023. For the three months ended September 30, 2024 and 2023 Company recorded approximately $47,000 and $6,000, respectively, an increase of approximately $41,000 for the medical segment.

Gross Profit for 2024 and 2023 were as follows:

	2024	2023	Change
Dental	$1,792,243	$1,515,993	$276,250
Medical	43,977	(12,559)	$56,536
Total gross profit	$1,836,220	$1,503,434	$332,786

Consolidated gross profit for the three months ended September 30, 2024 was approximately $1.8 million, an increase of approximately $0.3 million compared to approximately $1.5 million for the same period in 2023. The increase was due to higher international sales during the three months ended September 30, 2024.

Selling, general and administrative expenses for 2024 and 2023 were as follows:

	2024	2023	Change
Dental	$856,861	$934,477	$(77,616)
Medical	398,431	678,456	(280,025)
Corporate	1,809,477	1,210,832	598,645
Total selling, general and administrative expenses	$3,064,769	$2,823,765	$241,004

Consolidated selling, general and administrative expenses for the three months ended September 30, 2024 and 2023 were approximately $3.1   million and $2.8  million, respectively. The increase of approximately $241,000 is due to factors in several areas. Employee salaries and benefits expenses increased approximately $293,000 for the three months ended September 30, 2024 compared to the same period in 2023. The increase is due to a higher head count, and stock compensation expense  relating to the Board of Directors. The Company decreased warehousing, marketing, travel expense, other selling, general and administrative expenses by approximately $134,000. The Company recorded an increase in quality control,  professional fees and royalty fees of approximately $81,000 for the three months ended September 30, 2024 compared to the same period in 2023.

Research and Development for 2024 and 2023 were as follows:

	2024	2023	Change
Dental	$229,955	$121,991	$107,964
Medical	2,101	48,487	(46,386)
Corporate	-	-	-
Total research and development	$232,056	$170,478	$61,578

Consolidated research and development expenses for the three months ended September 30, 2024 and 2023 were approximately $232,000  and $170,000, respectively. The increase of $62,000 approximately is related to the Company's entering into the final stage of the development of  the next generation STA Single Tooth Anesthesia System.

Profit (Loss) from Operations for 2024 and 2023 were as follows:

	2024	2023	Change
Dental	$705,427	$458,474	$246,953
Medical	(356,555)	(740,087)	383,532
Corporate	(1,818,051)	(1,225,092)	(592,959)
Total loss from operations	$(1,469,179)	$(1,506,705)	$37,526

The loss from operations was approximately $1.5  million for the three months ended September 30, 2024 and 2023, respectively, a decrease of approximately $38,000.

Nine months ended September 30, 2024 compared nine months ended September 30, 2023

Net sales for 2024 and 2023 were as follows:

	2024	2023	Change
Dental	$6,542,594	$7,556,848	$(1,014,254)
Medical	73,820	10,000	63,820
Total sales, net	$6,616,414	$7,566,848	$(950,434)

Consolidated revenue for the nine months ended September 30, 2024 and 2023 was approximately $6.6 million and $7.6 million, respectively, a decrease of approximately $1.0 million. On  January 3, 2023, the Company launched an E-Commerce platform, to replace its previous U.S. distribution arrangement with Henry Schein by selling and shipping the STA Single Tooth Anesthesia System® (STA) and handpieces directly to end users, including dental offices and dental groups, within the U.S. E-commerce and dental service revenue for the nine months ended September 30, 2024 was approximately  $3.9 million compared $3.5 million at September 30, 2023  resulting in an increase of approximately $0.4 million. The Company terminated its remaining U.S. distributor in September 2023. The Company recorded no revenue from other U.S. distributors for the nine months ended September 30, 2024 compared to approximately $480,000 for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, international revenue was approximately $2.7 million, compared to approximately $3.2 million for the nine months ended September 30, 2024, a decrease approximately $550,000. International sales decreased due to issues with freight forwarders carrier during the second quarter ended in 2024. The Company recorded no revenue from China for the nine months ended September 30, 2024 compared to approximately $270,000 for the nine months ended September 30, 2023. For the nine months ended September 30, 2024 and 2023 the Company recorded approximately $74,000 and $10,000, respectively, an increase of approximately $64,000 for the medical segment.

Gross Profit for 2024 and 2023 were as follows:

	2024	2023	Change
Dental	$4,857,477	$5,375,274	$(517,797)
Medical	66,049	(93,156)	159,205
Total gross profit	$4,923,526	$5,282,118	$(358,592)

Consolidated gross profit for the nine months ended September 30, 2024 was approximately $4.9 million, an increase of approximately $0.4 million compared to approximately $5.3 million for the same period in 2023. The decrease was due to lower international sales offset by the Company higher margins in sales associated with the launch of E-Commerce.

Selling, general and administrative expenses for 2024 and 2023 were as follows:

	2024	2023	Change
Dental	$2,695,076	$3,217,690	$(522,614)
Medical	1,439,333	2,260,834	(821,501)
Corporate	4,833,817	4,356,257	477,560
Total selling, general and administrative expenses	$8,968,226	$9,834,781	$(866,555)

Consolidated selling, general and administrative expenses for the nine months ended September 30, 2024 and 2023 were approximately $9.0 million and $9.8  million, respectively. The decrease of approximately $867,000 is due to factors in several areas. Employee salaries and benefits expenses decreased approximately $577,000 for the nine months ended September 30, 2024 compared to the same period in 2023. The Company decrease marketing, other selling, general and administrative expenses, travel, warehousing , regulatory, and royalties expenses by approximately by $403,000. The Company recorded an increase in quality control and professional fees of approximately $114,000 for the nine months ended September 30, 2024 compared to the same period in 2023.

Research and Development for 2024 and 2023 were as follows:

	2024	2023	Change
Dental	$638,225	$454,791	$183,434
Medical	3,010	69,681	(66,671)
Corporate	-	-	-
Total research and development	$641,235	$524,472	$116,763

Consolidated research and development expenses for the nine months ended September 30, 2024 and 2023 were approximately $641,000 and $524,000, respectively. The increase of approximately $117,000 is related to the Company's entering into the final stage of the development of  the next generation STA Single Tooth Anesthesia System.

Profit (Loss) from Operations for 2024 and 2023 were as follows:

	2024	2023	Change
Dental	$1,524,177	$1,699,354	$(175,177)
Medical	(1,376,294)	(2,425,918)	1,049,624
Corporate	(4,862,553)	(4,400,369)	(462,184)
Total loss from operations	$(4,714,670)	$(5,126,933)	$412,263

The loss from operations was approximately $4.7 million and $5.1 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of approximately $0.4 million.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash for nine months ended:

Cash flow:	September 30, 2024	September 30, 2023	Change
Net cash used in operating activities	$(1,408,387)	$(4,080,330)	$2,671,943
Net cash provided by (used in) investing activities	$2,969,977	$(2,457,870)	$5,427,847
Net cash provided by (used in) financing activities	$236,294	$(6,486)	$242,780

Operating Activities

Cash flows used in operating activities decreased of  $2.7  million for the nine months ended September 30, 2024 compared to September 30, 2023. The decrease was primarily driven by the Company’s receipt of approximately $2.0 million, net of expenses, from the sale of New Jersey net operating losses ‘(NOL”), that were eligible for sale under the State of New Jersey’s Economic Development Authority’s  New Jersey Technology Business Tax Certificate Transfer  program (“NJEDA Program”).

Investing Activities

Cash flows provided by investing activities increased $5.4 million for the nine months ended September 30, 2024 compared to September 30, 2023. The Company sold $3.0 million of marketable securities during the nine months ended September 30, 2024 which increased cash and equivalents by $3.0 million. The Company purchased approximately $2.5 million in marketable security during the nine months ended September 30, 2023.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 compared to September 30, 2023 increased by approximately $0.2 primarily due to the issuance of additional shares of the Company’s common stock due to a Public Placement Offering.

Consideration of Company’s ability to continue as a going concern.

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has incurred total losses since inception of $126.0 million. The operating losses were $1.5 million and $4.7 million, for three and nine months ended September 30, 2024. On September 30, 2024, Milestone Scientific had cash and cash equivalents of approximately $4.8 million and working capital of approximately $6.9 million. For the nine months ended September 30, 2024, and 2023, we had cash flows used in operating activities of approximately $1.4 million and $4.1 million respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, both positions being held by the same person, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Principal Accounting Officer, concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. During the nine months ended September 30, 2024, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 14, 2024