Form 10-K
period 2024-12-31
MILESTONE SCIENTIFIC INC.
filed 2025-04-15
CIK 855683

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrants most recently completed second fiscal quarter, the aggregate market value of the common stock held by non- affiliates of the issuer was $58,221,401, This amount is based on the closing price of $0.68 per share of the registrant's common stock as of such date, as reported on the NYSE American.

As of April 15, 2025, the registrant has a total of  78,379,633 shares of Common Stock, par value $0.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

MILESTONE SCIENTIFIC INC.

Form 10-K Annual Report

TABLE OF CONTENTS

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	21
Item 1C	Cybersecurity	22
Item 2.	Description of Property	22
Item 3.	Legal Proceedings	22
Item 4.	Mine Safety Disclosure	21
PART II
Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	23
Item 6.	Reserved	23
Item 7.	Management's Discussion and Analysis or Plan of Operations	24
Item 7A.	Quantitative and Qualitative Disclosure about Market Risk	30
Item 8.	Financial Statements	30
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	30
Item 9A.	Controls and Procedures	31
Item 9B.	Other Information	31
Item 9C.	Disclosure regarding Foreign Jurisdiction that Prevent inspections	31
PART III
Item 10.	Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act	32
Item 11.	Executive Compensation	37
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	42
Item 13.	Certain Relationships and Related Transactions, and Director Independence	43
Item 14.	Principal Accounting Fees and Services	44
PART IV
Item 15.	Exhibits and Financial Statement Schedules	46
Item 16.	Form 10-K Summary	47
SIGNATURES		48
EXHIBITS

FORWARD-LOOKING STATEMENTS

When used in this Annual Report on Form 10-K, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends that may affect Milestone Scientific’s future plans of operations, business strategy, results of operations and financial condition. Milestone Scientific wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Milestone Scientific’s plans and objectives are based, in part, on assumptions involving the continued expansion of its business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Milestone Scientific. Although Milestone Scientific believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, our history of operating losses that are expected to continue, requiring additional funding which we may be unable to raise capital when needed (which may force us to delay, curtail or eliminate commercialization efforts of our CompuFlo Epidural Computer Controlled Anesthesia System), the early stage operations of and relative lack of acceptance of our medical products, relying exclusively on two third parties to manufacture our products, changes to our distribution arrangements exposes us to risks of interruption of marketing efforts and building new marketing channels, changes in our informal manufacturing arrangements made by the manufacturer of our products and disruptions at the manufacturing facility of our manufacturers, including shortages of or delays in obtaining chips and other components, exposes us to risks that may harm our business, raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights, if physicians do not accept nor use our CompuFlo Epidural Computer Controlled Anesthesia System, our ability to generate revenue from sales will be materially impaired, exposure to the risks inherent in international sales and operations, including China, and developments by competitors may render our products or technologies obsolete or non-competitive, changes in United States policy regarding international trade, including the imposition of tariff and export controls on certain goods and products imported from China and other countries, which has resulted in retaliatory tariffs and other trade measures by China, the United States and other countries that will result in an increase in costs that we may not be able to offset or that otherwise adversely impact our results of operations, the inclusion of such information should not be regarded as a representation by Milestone Scientific or any other person that the objectives and plans of Milestone Scientific will be achieved. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and the actual results may differ materially from those included within the forward-looking statements because of various factors. Except as required by the federal securities laws, Milestone Scientific undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K. Milestone Scientific is the owner of the following registered U.S. trademarks: CompuDent®; CompuMed®; CompuFlo®; DPS Dynamic Pressure Sensing technology®; Milestone Scientific ®; CathCheck®; the Milestone logo ®; SafetyWand®; STA Single Tooth Anesthesia Device®; and The Wand ®.

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

The Company’s current marketing focus is distribution using its E-Commerce platform; however, it is also in the process of meeting with medical facilities and device distributors within the United States, Middle East and Europe so as to develop other channels of distribution. Certain of our medical instruments have obtained European CE mark approval and can be marketed and sold in most European countries.

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

Wand/STA Dental Product

Since its market introduction in early 2007, the STA Single Tooth Anesthesia System and prior C-CLAD devices have been used to deliver over 95 million safe, effective, and comfortable injections. The instrument has also been favorably evaluated in numerous peer-reviewed, published clinical studies and associated articles. Moreover, there appears to be a growing consensus among users that the STA Instrument is proving to be a valuable and beneficial instrument that is positively impacting the practice of dentistry worldwide.

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

On July 23, 2024, the Company  announced that Novitas Solutions, Inc. (Novitas), a Jurisdictional Medicare Administrative Contractor (JMAC), had granted a Medicare Part B Physician payment rate for the Company’s CompuFlo® Epidural System under the American Medical Association’s (AMA) technology-specific Category III CPT® code CPT0777T (real-time pressure-sensing epidural guidance system when used in conjunction with a primary ESI procedure).This new price assignment applies to two Medicare regions: Jurisdiction L (JL) and Jurisdiction H (JH). JL includes Delaware, District of Columbia, Maryland, New Jersey, and Pennsylvania. JH includes Arkansas, Colorado, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas.

On July 30, 2024, the Company announced receipt of multiple Notices of Allowance (NOA) for essential patent applications in both the U.S. and Europe. One NOAs was granted by the U.S. Patent and Trademark Office and one NOA was granted by the European Patent Office for a new patent titled “Device and Method for Needle/Catheter Location Utilizing Correlation Analysis.” These patent applications cover Milestone Scientific’s next-generation Dynamic Pressure Sensing® (DPS) technology for real-time pressure-sensing guidance in manual injection systems

On August 7, 2024, the Company announced a strategic partnership with Axial Biologics, a premier medical device company with a vast distribution network. Under the agreement, Axial Biologics will serve as the distributor of Milestone Scientific's CompuFlo® Epidural System in New Jersey, Texas, and Florida jurisdictions.

On October 3, 2024, the Company announced that iHeal Pain Center had adopted the CompuFlo® Epidural System following successful epidural steroid injection (ESI) procedure.

On November 26,2024, the Company announced its approval on contract for the Federal Supply Schedule (FSS), also known as the GSA Schedule, for the CompuFlo® Epidural System.

Other Possible Product Applications

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

Patents and Intellectual Property

Milestone Scientific and its subsidiaries currently hold approximately 317 U.S. and foreign patents, and many patent applications. The Company’s patents and patent applications relate to drug delivery methodologies, drug flow rate measurement, pressure/force computer-controlled drug delivery with exit pressure, dynamic pressure sensing, automated rate control, automated charging, drug profiles, audible and visual pressure/force feedback, tissue identification, drug delivery injection unit, drug drive unit for anesthetic, handpiece, and injection device. Milestone Scientific and its subsidiaries also currently hold approximately 21 registered U.S. and foreign trademarks, including CompuDent®, CompuFlo®, DPS Dynamic Pressure Sensing technology®, Safety Wand®, STA Single Tooth Anesthesia System®, and The Wand®

Milestone Scientific relies on a combination of patent, copyright, trade secret and trademark laws and employee and third-party non-disclosure agreements to protect its intellectual property rights. Despite the precautions taken by Milestone Scientific to protect its IP rights, unauthorized parties may attempt to reverse engineer, copy, or obtain and use products and information that Milestone Scientific regards as proprietary, or may design products serving similar purposes that do not infringe on Milestone Scientific’s patents. Milestone Scientific’s failure to protect its proprietary information and the expenses of doing so could have a material adverse effect on our business, financial condition, and results of operations.

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

Distribution and Marketing

Dental Products

The Company uses a combination of exclusive and non-exclusive distributors to sell its dental products throughout the world.

The Company sells its STA Single Tooth Anesthesia Systems® (STA) and handpieces directly to dental offices and dental groups within the United States via an online portal. The Company's E-Commerce portal accepts online payments via credit and debit cards. The cost of delivery is charged to the customer along with the collection of sales tax for appropriate state and local taxing jurisdictions. The Company recognizes revenue from product sales at the time the product ships to a customer via a third party carrier.

On the global front, we have granted exclusive marketing and distribution rights for the Wand STA System to select dental suppliers in various regions within Asia, Africa, South America, and Europe. Additionally, the Company is in the process of evaluating its current international distributors and adding new distributors globally as required based on the economics of the region.

Medical Products

The Company markets and sells its medical products in the international markets, including Italy, Switzerland, Greece, Canada and the Middle East, through exclusive distributors. In the United States the medical products are sold by a direct sales team of one full time employee and a partnership with distributor.

Competition

Milestone Scientific, Inc. was the first to market a product that performed a virtually painless subcutaneous injection back in 1997. The company defined a new category of drug delivery systems with the introduction of its technology.   Over the years there have been competing products that have come to market but none to them to date have been studied and accepted as widely as the products from Milestone Scientific. Inc. This understanding is based on the sheer number of scientific studies performed with our technologies.   A simple internet search proves this point.   Milestone Scientific, Inc. continues to be the leader in this category.

Milestone’s has developed the first subcutaneous drug delivery platform that utilizes a novel approach to drug delivery by regulating and monitoring both the flow rate and exit-pressure in real-time when performing a subcutaneous injection.   This has enabled an injection to be performed as a virtually painless injection.   In addition, this same technology is capable of identifying a specific target when performed, this patented technology is called  DPS technology or  Dynamic Pressure Sensing technology.

Milestone Scientific’s devices compete based on their performance characteristics and the benefits provided to the patient, practitioner, and their business operations. Numerous  clinical studies have shown that our devices reduce fear, pain and anxiety for many patients, and Milestone Scientific believes that they can reduce practitioner stress levels, as well. Other computer-controlled local anesthesia delivery (C-CLAD) options are the Quicksleeper and SleeperOne, from Dental Hi Tec, Dentapen from Septodant, Anaeject from Septodont, the Calajet from Aseptico,  and the Comfort Control Syringe by Dentsply.

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

The Calajet instrument, manufactured in Europe, has been very slow to grow market acceptance. It recently began marketing in the United States with similar slow acceptance. The instrument is a does not provide dynamic pressure sensing technology to identify a specific target by providing real-time audible feedback when the actual target is identified . Although a competitor, we believe that without a substantial distribution network this instrument will have a difficult time to be successful in the United States.

The Dentapen from Septodent is one of the more recent competitor in the market. This device is manufactured in Europe and began marketing in the United States in 2018. This device is priced like the Wand/STA device, but currently, to our knowledge, it has been slow to attract viable distribution in the United States.

In the medical segment, for needle verification and placement the EpiFaith Syringe made its market entry in 2023.  The EpiFaith syringe and Episure syringe both claim to assist physicians in entering epidural space. The instrument is introduced at a lower price. Another competitor to assist in the identification of the epidural space is the Epidrum (Exmoor Innovations Ltd., Somerset, UK).  Although potential competitors, we believe that our technology is well documented and is the only real-time audible and visual pressure sensor guidance system for epidural analgesia assisting the physician over the entire trajectory of epidural needle placement and catheter verification.

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

We are a small, non-diversified medical device company with a history of limited revenue and significant operating losses, and our prospects must be evaluated considering the uncertainties, risks, expenses, and difficulties frequently encountered by similarly situated companies. The Company has generated net losses in all periods since the commencement of our operations. The operating losses were $6.8 million and $7.1 million, for the years ended December 31, 2024, and 2023, respectively.

Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets, and stockholders' equity. Because of the risks and uncertainties associated with product acceptance and sales expansion, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability. Even if we do generate profits from operations, we may not be able to achieve, sustain or increase profitability on a quarterly or annual basis. Our failure to generate substantive profits from operations and to become and remain profitable could impair our ability to raise capital, expand our business, and maintain our commercial efforts or continue our operations. A decline in the value of our company could also cause our shareholders to lose all or part of their investment.

We anticipate that we will need additional funding for our operations and may be unable to raise capital when needed, which may force us to delay, curtail or eliminate parts of the Company’s operations.

Our operations have consumed substantial amounts of cash since inception. During the years ended December 31, 2024 and 2023, net cash flow used in operations was approximately $2.9 million and approximately $5.3 million, respectively. We believe that our immediate future viability is dependent on our ability to raise additional capital to finance our operations through public or private equity offerings, collaborations and licensing arrangements or other sources. Although management plans to pursue additional funding, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, or at all. If we are unable to raise this capital when needed, we may be forced to delay, or eliminate our research and development programs or other operations.

Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact on the price of our common stock.

Almost all our 78,047,798 outstanding shares of common stock on December 31, 2024, are available for sale in the public market, either freely or pursuant to Rule 144 under the Securities Act of 1933, as amended. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact on the price of our common stock.

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

Changes in financial institutions could adversely affect our current and projected business operations, financial condition and results of operations.

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

Milestone Scientific believes that a significant portion of its sales will continue to be from its E-Commerce platform launched in January 2023, for the foreseeable future. Currently, sales of the STA Single Tooth Anesthesia Systems® (STA) and handpieces in the United States are reliant on E-Commerce sales.  We have exposure to risks of operating in an E-commerce platform:

●	Refunds and customer disputes due to issues like wrong product delivery or defective items can impact on our business;
●	Online security breaches and cyberattacks;
●	Poor search engine visibility affects traffic and sales; and
●	Unexpected changes in political or regulatory environments.

If Milestone Scientific is unable to maintain or expand its E-Commerce platform its sales will be negatively affected.

We are exposed to the risks inherent in international sales.

In 2024, export sales outside of the United States made up approximately 40% of our total sales, and we sell our products to customers in approximately 41 countries and U.S. territories. We have exposure to risks of operating in many foreign countries, including:

●	fluctuations in foreign currency exchange rates, could increase the end user cost for instruments;
●	restrictions on, or difficulties and costs associated with, the currency exchange from foreign countries to obtain U.S. dollars;
●	difficulties and costs associated with complying with a wide variety of complex laws, treaties, and regulations;
●	unexpected changes in political or regulatory environments;
●	political and economic instability;
●	import and export control restrictions and other trade barriers such as tariffs; and
●	difficulties in obtaining approval for significant transactions.

If physicians neither accept nor use our CompuFlo Epidural System, our ability to generate revenue from sales will be materially impaired.

There is  no assurance that physicians, hospitals, clinics, and other health care providers will accept and use the CompuFlo Epidural System. Acceptance and use of the CompuFlo Epidural System will depend on many factors including:

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

Prices in many countries, including many in Europe, are subject to local regulation and price controls. In the United States, where pricing levels for medical products, procedures and services are substantially established by third-party payors, including Medicare, if payors reduce the amount of reimbursement for a product, it may cause groups or individuals dispensing the product to discontinue use of the product, to substitute lower cost products even if the alternatives are less effective or to seek additional price-related concessions. These actions could have a negative effect on our financial results. The existence of direct and indirect price controls and pressures on our products could seriously affect our financial prospects and performance.

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

Our future success depends upon the services of a executive officer. The Company is currently looking for a new chief executive officer to replace Mr. Haverhals, who retired at the end of 2024. Currently one of our directors, Mr. Goldman, is the Interim Chief Executive Officer. We also rely on other key management and technical personnel, and on our ability to continue to identify, attract, retain, and motivate them. Implementing our business strategy requires specialized territory managers and other talent, as our revenues are highly dependent on technological and product innovations. The market for employees in our industry is extremely competitive, several such competitors are significantly larger than us and can offer compensation more than what we are able to offer. If we are unable to attract and retain a new chief executive officer and other qualified employees, as needed, our business may be harmed.

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

Because the sole manufacturer of our dental handpieces is in China, our business is disproportionately exposed to the economic, environmental, and political conditions of the region. China’s political and economic systems are very different from most developed countries in many respects, including, the amount of government involvement, the level of development, the control of foreign exchange and the allocation of resources. The increase in United States tariffs on products from China will impact the price of our goods sold. Uncertainties may arise with changing governmental policies and measures. China also faces many social, economic, and political challenges that may produce instabilities in both its domestic arena and in its relationship with other countries.

These instabilities may significantly and adversely affect our supply of dental handpieces and our ability to delivery reasonably priced products, which would in turn adversely affect our financial performance. In addition, as the Chinese legal system develops, there can be no assurance that changes in laws and regulations and their interpretation or their enforcement will not have a material adverse effect on our business relationship with the sole manufacturer of our dental handpieces. Any adverse change in the economic, environmental, and political conditions in China could have a material adverse effect on economic growth and the level of investments and availability of capital in China, which in turn could lead to a reduction in the supply of our dental handpieces and consequently have a material adverse effect on our businesses.

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

The FDA regulates the product approvals manufacturing, and sales and marketing of many of our products in the United States. Significant government regulations also exist in other countries in which we conduct business. As a device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation requirements, which require manufacturers of medical devices to adhere to good manufacturing practices . In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA.

In the European community, we are required to maintain  compliance to ISO, CE marking standards  to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain compliance. Failure to comply with current governmental regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages or delays in product manufacturing. Efficacy or safety concerns, an increase in trends of adverse events in the marketplace, and/or manufacturing quality issues with respect to our products could lead to product recalls or related field actions, withdrawals, and/or declining sales.

We may be subject, directly, or indirectly, to U.S. federal and state health care fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to comply or have not fully complied with such laws, we could face substantial penalties.

Our operations are and will continue to be directly, or indirectly through our distributors, customers, and health care professionals, subject to various U.S. federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, federal False Claims Act, and the Foreign Corrupt Practice Act of 1977. These laws may impact, among other things, our proposed sales, and marketing and education programs. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program such as Medicare or Medicaid. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal health care covered business, the statute has been violated. The Anti-Kickback Statute is broad and, despite a series of narrow safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the health care industry. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil and administrative sanctions such as fines, imprisonment, and possible exclusion from Medicare, Medicaid, and other federal health care programs. An alleged violation of the Anti-Kickback Statute may be used as a predicate offense to establish liability pursuant to other federal laws and regulations such as the federal False Claims Act. Many states have also adopted laws like the federal Anti-Kickback Statute, some of which apply to the referral of patients for health care items or services reimbursed by any source, not only the Medicare and Medicaid programs.

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

Changes to United States federal and state regulatory agencies may cause disruptions and delays in approval of the government approval processes and regulation relating to our products.

It is possible that the Trump administration could institute significant changes to certain regulatory agencies and seek to institute the "Department of Government Efficiency," or "DOGE," tasked with making changes to eliminate regulations, cut expenditures, and restructure federal agencies, some of which could impact public companies. For example, the incoming administration has discussed several changes to the reach and oversight of the Food and Drug Administration, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs, as well as oversight over clinical trials and pharmaceutical development, all of which could pose risks (or opportunities) for companies in related industries. Similarly, there have been discussions of "reigning in" regulatory agencies such as the Federal Trade Commission, the Federal Communications Commission and the Federal Energy Regulatory Commission, all of which could impact how companies do business and could pose risks related to business operations and financial outlook.

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

Changes to trade policy, including tariff and import/export regulations, may have a material adverse effect on our results of operations, cash flows and financial condition.

Changes in United States policy regarding international trade, including import and export regulation and international trade agreements, could adversely affect our business. The U.S. government has instituted and proposed further  changes in trade policies that include the imposition of higher tariffs on imports into the U.S., the negotiation or termination of trade agreements, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our operations in order to adapt to or comply with any such changes. Tariffs and other changes in U.S. trade policy have triggered retaliatory actions by the affected countries, and certain foreign governments, including China, have instituted or are considering imposing retaliatory measures on certain U.S. goods. We do a significant amount of business that will be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Tariffs and other retaliatory measures imposed by the United States on imports, and other retaliatory trade measures taken by the United States, China and other countries, and successive rounds of retaliatory trade measures as part of a trade war or otherwise, will result in an increase in supply chain costs and limit availability of products that Milestone Scientific may not be able to offset or that otherwise adversely impact its operations. Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our results of operations, cash flows and financial condition.

In addition, political tensions between the United States and China have escalated in recent years. Rising political tensions could reduce trade, investment and other economic activities between the two major economies. Any of these factors could have a material adverse effect on Milestone Scientific’s business, prospects, financial condition, and results of operations.

Turnover at U.S. Department of Health and Human Services, including the FDA, is expected to lead to different enforcement objectives. In addition, on June 28, 2024, the U.S. Supreme Court ruled on Loper Bright Enterprises v. Raimondo, thereby overturning the Chevron Doctrine, a Supreme Court ruling from 1984 that provided for deference to U.S. regulatory agency regulations adopted pursuant to general federal statutory authority. This decision and other related decisions may create new legal avenues to challenge federal regulations, which may create unforeseen uncertainty, especially for businesses that have relied on a settled regulatory environment in their industry. Our historical reliance on an established regulatory environment may be subject to the potential risks of challenges to agency rules that regulate our industry.

International conflict has affected commerce worldwide, and may have a material adverse effect on our results of operations, cash flows and financial condition.

The Ukraine/Russia conflict and various Middle East conflicts have received significant media coverage. Geopolitical instability can lead to significant disruption in supply chain efficiency, adding cost and delays. Russia-related sanctions have been instituted by the Office of Foreign Assets Control (OFAC) are likely to have unpredictable and wide-ranging effects on the domestic and global economy and financial markets, which could have an adverse effect on our business and results of operations. As a direct impact from the conflict, we have experienced a decrease in international sales to Ukraine and halted all sales to Russia. We will continue to monitor the situation carefully and, if necessary, take action to protect our business, operations, and financial condition.

Risks Related to Milestone Scientific Common Stock

Milestone Scientific is effectively controlled by a limited number of stockholders.

Milestone Scientific Scientific’s principal stockholders, Leonard Osser and BP4, Srl, control approximately 20% of the issued and outstanding shares of common stock. As a result, they can exercise substantial control over our affairs and corporate actions requiring stockholder approval, including electing directors, selling all or substantially all our assets, merging with another entity, or amending our certificate of incorporation. This control could delay, deter, or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for Milestone Scientific’s securities. In addition, because of the concentration of ownership of our shares of common stock, our stockholders may from time to time observe instances where there may be less liquidity in the public markets for our securities.

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

2024	High	Low	2023	High	Low
First Quarter	$0.78	$0.52	First Quarter	$1.00	$0.46
Second Quarter	$0.85	$0.54	Second Quarter	$1.22	$0.72
Third Quarter	$1.10	$0.58	Third Quarter	$1.35	$0.81
Fourth Quarter	$1.05	$0.60	Fourth Quarter	$1.00	$0.56

Holders

As of March 27, 2024, we had approximately 97 stockholders of record of our common stock. We believe that, in addition to the record owners, we have approximately 3,488 beneficial owners of our common stock.

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

OVERVIEW

Milestone Scientific is a biomedical technology company that patents, designs, develops and commercializes innovative diagnostic and therapeutic injection technologies and devices for medical and dental use. Since our inception, we have engaged in pioneering proprietary, innovative, computer-controlled injection technologies, and solutions for the medical and dental markets. We believe our technologies are proven and well established. Our common stock was initially listed on the NYSE American on June 1, 2015, and trades under the symbol “MLSS".

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

Our device, The Wand®, a single use disposable handpiece, is marketed in dentistry under the trademark CompuDent®, and STA Single Tooth Anesthesia System® and is suitable for all dental procedures that require local anesthetic. The dental devices currently are sold in the United States, Canada and in over 41 other countries. Milestone Scientific also has 510(k) marketing clearance from the U.S. Food and Drug Administration (FDA) on the CompuFlo® Epidural Computer Controlled Anesthesia System in the lumbar, thoracic and cervical thoracic junction of the spine region. In addition, Milestone Scientific has obtained CE mark approval and can be marketed and sold in most European countries.

Our recent receipt of chronology-Specific CPT Code for the Company's technology by the American Medical Association marks an important milestone, that could increase the potential number of anesthesia pain management clinics adopting the CompuFlo instrument. A CPT code expands the potential for reimbursement of epidural procedures in pain management utilizing the CompuFlo Epidural System., which should help accelerate the commercial roll-out of CompuFlo in the U.S

Milestone Scientific and its subsidiaries currently hold over 317  U.S. and foreign patents, and many patents pending and patent applications. The Company’s patents and patent applications relate to drug delivery methodologies, Peripheral Nerve Block, drug flow rate measurement, pressure/force computer-controlled drug delivery with exit pressure, dynamic pressure sensing, automated rate control, automated charging, drug profiles, audible and visual pressure/force feedback, tissue identification, identification of a target region drug delivery injection unit, drug drive unit for anesthetic, handpiece, and injection device.

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

Our dental devices have been used to administer over 95 million injections worldwide. Each of our devices has a related single use disposable handpiece, leading to a continuing revenue stream following the sale of the device. At present, we sell disposable handpieces unique to our legacy product (the Wand and CompuDent) to users who have not upgraded to our current dental product, the STA Single Tooth Anesthesia System.

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

The Single Tooth Anesthesia System (Dental)

Since its market introduction in early 2007, the STA Single Tooth Anesthesia System and prior C-CLAD devices have been used to deliver over 95 million safe, effective, and comfortable injections. The instrument has also been favorably evaluated in numerous peer-reviewed, published clinical studies and associated articles. Moreover, there appears to be a growing consensus among users that the STA Instrument is proving to be a valuable and beneficial instrument that is positively impacting the practice of dentistry worldwide.

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

On July 23, 2024 the Company  announced that Novitas Solutions, Inc. (Novitas), a Jurisdictional Medicare Administrative Contractor (JMAC), had granted a Medicare Part B Physician payment rate for the Company’s CompuFlo® Epidural System under the American Medical Association’s (AMA) technology-specific Category III CPT® code CPT0777T (real-time pressure-sensing epidural guidance system when used in conjunction with a primary ESI procedure).This new price assignment applies to two Medicare regions: Jurisdiction L (JL) and Jurisdiction H (JH). JL includes Delaware, District of Columbia, Maryland, New Jersey, and Pennsylvania. JH includes Arkansas, Colorado, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas.

On July 30, 2024, the Company  announced receipt of multiple Notices of Allowance (NOA) for essential patent applications in both the U.S. and Europe. One NOAs was granted by the U.S. Patent and Trademark Office and one NOA was granted by the European Patent Office for a new patent titled “Device and Method for Needle/Catheter Location Utilizing Correlation Analysis.” These patent applications cover Milestone Scientific’s next-generation Dynamic Pressure Sensing® (DPS) technology for real-time pressure-sensing guidance in manual injection systems

On August 7, 2024, the Company announced a strategic partnership with Axial Biologics, a premier medical device company with a vast distribution network. Under the agreement, Axial Biologics will serve as the distributor of Milestone Scientific's CompuFlo® Epidural System in New Jersey, Texas, and Florida jurisdictions.

On October 3, 2024, the Company announced that iHeal Pain Center had adopted the CompuFlo® Epidural System following successful epidural steroid injection (ESI).

On November 26,2024, the Company announced its approval on contract for the Federal Supply Schedule (FSS), also known as the GSA Schedule, for the CompuFlo® Epidural System.

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category:

	Year Ended December 31, 2024			Year Ended December 31, 2023
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$806,885	$4,000	$810,885	$1,002,697	$1,000	$1,003,697
Handpieces	4,284,952	55,900	4,340,852	4,270,898	12,000	4,282,898
Accessories	49,112	-	49,112	75,285	-	75,285
Grand Total	$5,140,949	$59,900	$5,200,849	$5,348,880	$13,000	$5,361,880

International: Rest of World
Instruments	$868,169	$39,000	$907,169	$1,251,354	$25,000	$1,276,354
Handpieces	2,476,988	3,920	2,480,908	2,845,734	28,000	2,873,734
Accessories	41,002	-	41,002	45,476	-	45,476
Grand Total	$3,386,159	$42,920	$3,429,079	$4,142,564	$53,000	$4,195,564

International: China
Instruments	$-	$-	$-	$270,000	$-	$270,000
Handpieces	-	-	-	-	-	-
Accessories	-	-	-	-	-	-
Grand Total	$-	$-	$-	$270,000	$-	$270,000

Total Product Sales	$8,527,108	$102,820	$8,629,928	$9,761,444	$66,000	$9,827,444

Current Product Platform

See Item 1. Description of Business.

Summary of Critical Accounting Estimates

We have identified the accounting estimates below as critical to the understanding of our results of operations and our financial condition. In applying these critical accounting estimates in preparing our financial statements, management must use critical assumptions, estimates and judgments concerning future results or other developments, including the likelihood, timing or amount of one or more future events. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our assumptions, estimates and judgments based upon historical experience and various other information that we believe to be reasonable under the circumstances. Management reviews revenue, and its cash position on regularly basis along with the company inventory needs. We believe that the following discussion addresses our most critical accounting estimates, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

For a detailed discussion of significant accounting policies, see Note C.

Going Concern and Liquidity

Management  has developed  and is implementing plans to increase revenues and decrease professional and consulting fees over the next twelve months. The Company has also decided to delay all research and development on the Single Tooth Anesthesia System next generation instrument. The Company believes that our existing cash and cash equivalents along with management plans, and the $800,000 in related party note financing received in April 2025 (See Note P) will be sufficient to enable the Company to fund operations for the twelve months from the issuance of these financial statements and alleviates substantial doubt about the Company’s ability to continue as a going concern.

Inventories

Inventories principally consist of finished goods and component parts stated at the lower cost (first-in, first-out method) or net realizable value. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded if required based on past and expected future sales, potential technological obsolescence and product expiration requirement and regulations.

Results of Operations

The following table sets forth the consolidated results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.

For the year end December 31, 2024, compared to year ended December 31, 2023.

	2024	2023
Operating results:
Product sales, net	$8,629,928	$9,827,444
Cost of products sold	2,195,340	3,034,832
Gross profit	6,434,588	6,792,612

Operating expenses:
Selling, general and administrative expenses	12,295,330	13,135,796
Research and development expenses	858,767	701,378
Depreciation and amortization expense	37,448	61,912
Total operating expenses	13,191,545	13,899,086
Loss from operations	(6,756,957)	(7,106,474)
Interest income	60,265	125,527
Gain on sale of net operating losses	1,983,095	-
Net loss	(4,713,597)	(6,980,947)
Net loss attributable to noncontrolling interests	-	(51,843)
Net loss attributable to Milestone Scientific Inc.	$(4,713,597)	$(6,929,104)

Net sales for year ended December 31, 2024, compared to year ended December 31, 2023

	2024	2023	Change
Dental	$8,527,108	$9,761,444	$(1,234,336)
Medical	102,820	66,000	36,820
Total sales, net	$8,629,928	$9,827,444	$(1,197,516)

Consolidated revenue for the years ended December 31, 2024 and 2023 was approximately $8.6 million and $9.8 million, respectively, a decrease of approximately $1.2 million. As of January 3, 2023, the Company launched an E-Commerce platform, selling and shipping the STA Single Tooth Anesthesia System® (STA) and handpieces directly to end users, including dental offices and dental groups, within the U.S. E-commerce revenue for the year ended December 31, 2024 was approximately $5.1 million as compared to $4.8 million for the year ended December 31, 2023.

The Company recorded no revenue from Henry Schein for the year ended December 31, 2024, compared to approximately $179,000 recorded for the year ended December 31, 2023. Revenue from other U.S. distributors was approximately $9,000 for the year ended December 31, 2024, a decrease of $476,000 compared to December 31, 2023. The Company terminated all non-exclusive agreements with other distributors in the US in September 2023. For the year ended December 31, 2024, international revenue was approximately $3.4 million, a decrease of $756,000 compared to December 31, 2023. The decrease in international revenue is due low performing markets and shipping delays. For the year ended December 31, 2024, the Company reported zero revenue from China, a decrease of approximately $270,000. For the year ended December 31, 2024, medical revenue  increased approximately $37,000 compared to December 31, 2023.

Gross Profit for years ended December 31, 2024, and 2023 were as follows:

	2024	2023	Change
Dental	$6,340,966	$7,030,018	$(689,052)
Medical	93,622	(237,406)	331,028
Total gross profit	$6,434,588	$6,792,612	$(358,024)

Consolidated gross profit for the year ended December 31, 2024 decreased by approximately $358,000 or 5%, compared to the same period in 2023. Dental gross profit for the years ended December 31, 2024 and 2023 we approximately 74% and 72% respectively. The decrease was due to higher margins in sales associated with the launch of E-Commerce platform offset by lower international sales. The Company recorded approximately $258,000 allowance for medical inventory that was obsolete and or expired for the year ended December 31, 2023.

Selling, general and administrative expenses for years ended December 31, 2024, and 2023 were as follows:

	2024	2023	Change
Dental	$3,929,073	$4,330,219	$(401,146)
Medical	2,128,456	3,381,551	(1,253,095)
Corporate	6,237,801	5,424,026	813,775
Total selling, general and administrative expenses	$12,295,330	$13,135,796	$(840,466)

Consolidated selling, general and administrative expenses for the years ended December 31, 2024 and 2023 were approximately$12.3 million and  $13.1 million, respectively. The decrease of approximately $840,000 is due to several factors. Employee salaries and benefits expenses decreased approximately $654,000 for the year ended December 31, 2024 compared to the same period in 2023. The Company decreased warehousing, marketing, regulatory, royalties’ and travel expenses by approximately $324,000 compared to the same period in 2023. The Company increased professional fees, and quality control by approximately $305,000 compared to the same period in 2023. The Company recorded and decreased in other selling, general and administrative expenses of approximately $167,000 for the year ended December 31, 2024, compared to the same period in 2023 due to the launch of E-Commerce.

Research and Development for years ended December 31, 2024, and 2023 were as follows:

	2024	2023	Change
Dental	$835,851	$614,952	$220,899
Medical	22,916	86,426	(63,510)
Corporate	-	-	-
Total research and development	$858,767	$701,378	$157,389

Consolidated research and development expenses for the years ended December 31, 2024 and 2023 were approximately $859,000 and $701,000 respectively. The increase of approximately $157,000 is related to the Company's development of the next generation STA Single Tooth Anesthesia System, offset by a decrease in medical expenses relating to the epidural consumables development. The Company has also decided to delay all research and development on the STA Single Tooth Anesthesia System next generation instrument

Loss from Operations for 2024 and 2023 were as follows:

	2024	2023	Change
Dental	$1,576,043	$2,128,199	$(552,156)
Medical	(2,057,751)	(3,708,170)	1,650,419
Corporate	(6,275,249)	(5,526,503)	(748,746)
Total loss from operations	$(6,756,957)	$(7,106,474)	$349,517

The loss from operations was approximately $6.8 million and  $7.1 million for the years ended December 31, 2024 and 2023, respectively, a decrease of approximately $350,000. As stated above, the decrease in the loss from operations is driven by  increased margins in E-Commerce dentals sales, offset by lower international  dental sales and lower selling, general and administrative expenses during period.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

Cash flow:	2024	2023	Change
Net cash used in operating activities	$(2,919,875)	$(5,326,129)	$2,406,254
Net cash provided by (used in) investing activities	2,966,449	(2,972,172)	5,938,621
Net cash provided by financing activities	233,771	2,560,735	(2,326,964)
	$280,345	$(5,737,566)	$6,017,911

Operating Activities

Cash flows used in operating activities decreased by $2.4 million for the year ended December 31, 2024 compared to December 31, 2023. The decrease was primarily driven by our receipt of approximately $2.0 million, net of expenses, from the sale of New Jersey net operating losses ‘(NOL”), that were eligible for sale under the State of New Jersey’s Economic Development Authority’s  New Jersey Technology Business Tax Certificate Transfer  program (“NJEDA Program”).

Investing Activities

Cash flows provided by investing activities was $3.0 million for the year ended December 31, 2024, compared to $3.0 million of cash flows used in investing activities for the year ended December 31, 2023, an increase of $6.0 million. We sold $3.0 million of marketable securities during the year ending December 31, 2024, compared to $5.0 million sold during the year ended December 31, 2023, which increased cash and equivalents by $2.0 million. We purchased approximately $8.0 million in marketable security during the during the year ending December 31, 2023 compared to no purchases made during the year ended December 31, 2024.

Financing Activities

Cash flows provided by financing activities decreased  $2.3 million to $0.2 million for the year ended December 31, 2024 compared to $2.6 million for the year ended December 31, 2023. The decrease in cash used in financing activities was the result of gross proceeds of approximately $3.0 million received from a public offering of common stock, offset by $0.4 million of offering costs associated with the public offering during the year ended December 31, 2023, that did not recur during the year ended December 31, 2024.

Contractual Obligations

The impact of the consolidated contractual obligations on December 31, 2024, expected on the liquidity and cash flows in future periods, is as follows:

Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years
Operating lease obligations	$379,051	150,011	215,606	13,434

Purchase obligations	$2,754,160	1,350,420	1,403,740	-

Total	$3,133,211	1,500,431	1,619,346	13,434

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Acting Principal Accounting Officer, which positions are currently carried out by the same person, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Interim Chief Executive Officer and Acting Principal Accounting Officer concluded that, As of December 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, As of December 31, 2024, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. For the year ended December 31, 2024 we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure regarding Foreign Jurisdiction that Prevent Inspections.

Note applicable

PART III

Item 10.    Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act

NAME	AGE	POSITION	DIRECTOR SINCE
Neal Goldman	81	Interim Chief Executive Officer, Chairman of the Board	2019
Leonard Osser	77	Vice Chairman of the Board	1991
Jan Adriaan (Arjan) Haverhals	62	Director	2023
Benedetta Casamento (1) (2) (3)	55	Director	2022
Michael McGeehan (1) (2) (3)	58	Director	2017
Dr. Didier Demesmin (1) (2) (3)	56	Director	2023

1. Member of the Audit Committee. Mr. Goldman ceased to be on the Audit Committee effective January 1, 2025 when he became Interim CEO upon the retirement of Arjan Haverhals effective December 31, 2024. Dr. Demesmin replaced Mr. Goldman.

2. Member of the Compensation Committee.  Mr. Goldman ceased to be on the Compensation Committee effective January 1, 2025 when he became Interim CEO upon the retirement of Arjan Haverhals. Dr. Demesmin replaced Mr. Goldman.

3. Member of the Nominating and Corporate Governance Committee.  Mr. Goldman ceased to be on the Nominating and Corporate Governance Committee effective January 1, 2025 when he became Interim CEO upon the retirement of Arjan Haverhals. Dr. Demesmin replaced Mr. Goldman.

Neal Goldman, Interim Chief Executive Officer and Chairman of the Board

Neal Goldman has been a director of Milestone Scientific since 2019 and has served as Chairman of the Board since January 2023. Effective January 1, 2025, he became Interim CEO upon the retirement of Arjan Haverhals effective December 31, 2024.  Mr. Goldman is the President and Founder of Goldman Capital Management, Inc., a family office since 2018, which was previously an investment advisory firm founded in 1985. He was First Vice President of Research at Shearson Lehman Hutton. He has also held senior positions as a money manager and research analyst with a variety of firms including Neuberger Berman, Moseley Hallgarten Estabrook and Weeden, Bruns Nordeman, and Russ and Company. Mr. Goldman serves as Chairman of Charles & Colvard, Ltd. since 2016 and served on the board of Imageware Systems, Inc. until November 2020. He also serves on the board of Deep-Down Inc. Prior to their respective acquisitions, he served on the boards of Blyth Industries and IPASS Corporation. Mr. Goldman received his B.A. degree in Economics from The City University of New York (City College). Mr. Goldman’s professional experience and financial background have given him the expertise needed to serve as one of our directors.

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

Jan Adriaan (Arjan) Haverhals, Director

Arjan Haverhals was Milestone Scientific's President from September 2020 to the end December 2024 and Chief Executive Officer from May 2021 to the end of December 2024 and served as the President and Chief Executive Officer of Milestone Scientific’s Dental Division (Wand Dental Inc.) from June 2020 to the end of December 2024. Mr. Haverhals is currently a consultant to Milestone Scientific.  In January 2023, Mr. Haverhals was appointed to the Board and continues as a director. He brings more than 30 years of sales, marketing, product development, and international expansion experience within the medical device, pharmaceutical, and other industries. Prior to joining Wand Dental and Milestone Scientific, Mr. Haverhals was senior vice president of sales at Xcentric Mold & Engineering from 2019 until 2020 where he was instrumental in increasing sales productivity and efficiency for the company's prototype injection molding services, which included leading healthcare company clients.

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

Notwithstanding the foregoing, until the Board has located and approved a new Chief Executive Officer, the positions of Board Chairman and Interim Chief Executive Officer are being held by the same person.  This person, Mr. Goldman, is also the acting principal accounting officer of the Company.

Committees of the Board

The Board has standing audit, compensation, and nominating and corporate governance committees (respectively, the “Audit Committee,” the “Compensation Committee,” and the “Nominating Committee.”)

Compensation Committee

The Compensation Committee reviews and recommends to the Board the compensation and benefits of all officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company and administers the issuance of stock options to the Company’s officers, employees, directors, and consultants. It also provides recommendations to the Board with respect to non-employee director compensation. The Compensation Committee may not delegate its authority to any other person, other than to a subcommittee. The Compensation Committee is comprised of three members, Benedetta Casamento (Chairman), Dr. Didier Demesmin and Michael McGeehan. A copy of the Compensation Committee Charter has been posted on our website at www.milestonescientific.com.  For additional discussion of the Compensation Committee executive compensation objectives, see Item 11, “Objective of Executive Compensation Program.”

Audit Committee

The Audit Committee meets with management and the Company’s independent accountants to determine the adequacy of internal controls and other financial reporting matters. The Audit Committee’s purpose is to: (A) assist the Board in its oversight of: (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) our independent auditors’ qualifications and independence; (iv) the performance of our internal audit function and independent auditors to decide whether to appoint, retain or terminate our independent auditors; and (v) the preparation of our Annual Report on Form 10-K For the fiscal year ended December 31, 2024 (the “Annual Report”); and (B) to pre-approve all audit, audit-related and other services, if any, to be provided by the independent auditors. The members of the Audit Committee are comprised of Benedetta Casamento (Chairman), Dr. Didier Demesmin and Michael McGeehan, all of whom are independent as defined in the listing standards of the NYSE American and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A copy of the Audit Committee Charter has been posted on our website at www.milestonescientific.com.

Audit Committee Financial Expert

The Board has determined that Benedetta Casamento is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and “independent” for purposes of the listing standards of the NYSE American and Section 10A(m)(3) of the Exchange Act.

Nominating Committee

The Nominating Committee identifies potential director nominees and evaluates their suitability to serve on the Board. Based on its evaluation, it recommends to the Board the director nominees for Board membership. In addition, the Nominating Committee also evaluates each existing Board member’s suitability for continued service as a director. The members of the Nominating Committee are Michael McGeehan (Chairman), Benedetta Casamento, and Dr. Didier Demesmin. A copy of the Nominating Committee Charter has been posted on our website at www.milestonescientific.com.

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

Director Independence

The Board has determined that Michael McGeehan,  Benedetta Casamento, and Dr. Didier Demesmin (the “Independent Directors”) are independent, as that term is defined in the listing standards of the NYSE American. In determining director independence, the Board also considered all equity awards, if any, to the Independent Directors for the year ended December 31, 2024, disclosed in “Director Compensation” below, and determined that such awards were compensation for services rendered to the Board and therefore did not impact their ability to continue to serve as Independent Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and person who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnish to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and director were complied with during the fiscal year ended December 31, 2024.

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

Item 11.    Executive Compensation

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2024 and 2023 by Milestone Scientific’s (i) chief executive officer and (ii) two most highly compensated executive officers, other than the chief executive officer, who were serving as executive officers at the end of the 2023 fiscal year and whose salary as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Bonuses	Option Awards	Other Compensation	Total
Jan Adriaan (Arjan) Haverhals (1) (3)
Chief Executive Officer - Wand Dental Inc	2024	$350,000	$478,000	$-	$53,422	$881,422
President of Milestone Scientific Inc.	2023	$350,000	$281,853	$-	$48,412	$680,265
Peter Milligan (2)
Chief Financial Officer	2023	$70,000	$100,000	$-	$-	$170,000

1.

During 2024 he was awarded $478,000 in a discretionary performance bonus for the year ended December 31, 2024. Other compensation represents payments made for health insurance coverage of approximately $39,000 and car allowance of approximately $14,000. Arjan Haverhals was awarded $281,000 in a discretionary performance bonus for the year ended December 31, 2023. Other compensation represents payments made for health insurance coverage of approximately $34,000 and car allowance of approximately $14,000.

2.

Peter Milligan was appointed as the Chief Financial Officer of the Company February 1, 2023. He was awarded a $100,000 bonus for joining the company to be paid in shares of stock. On August 24, 2023 the Company announced that Peter Milligan resigned from the Company effective September 1, 2023.

3.	Mr. Haverhals resigned as the Chief Executive Officer of the Company as of December 31, 2024.

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

	(a)	(b)	(c)	(d)	(e)
					Value of Initial Fixed $100 Investment Based on:
Year	Summary Compensation Table Total for PEO($)	Compensation Actually Paid to PEO($)	Average Summary Compensation Table Total for Non-PEO NEO's($)	Average Compensation Actually Paid to Non-PEO NEO's($)	Total Shareholder Return ($)	Net Income ($)
2024	881,422	881,422	n/a	n/a	137.14	(4,713,597)
2023	680,265	680,265	n/a	n/a	150.00	(6,929,104)

Calculation of Compensation Actually Paid to PEO (column b)	2024	2023
Total Summary Compensation Paid Table (SCT) - column (a)	881,422	680,265
Less: value reported under stock awards in the SCT	-	-
Add: FV of unvested equity awards at year end 2021	-	-
Add: FV of vested awards as of the vesting date	-	-
Compensation actually paid	881,422	680,265

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

(c)

The amounts reported in this column represent the average of the amounts reported for the Company's Non-CEO named executive officer’s (“NEOs”) as a group in the "Total" column of the SCT in each applicable year. There were no NEO’s at the company during 2024 and 2023, respectively.

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

Employment and Consulting Contracts

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

Compensation under the Employment Agreement and the Consulting Agreement is payable for 9.5 years from May 19, 2021. The Company recorded expenses of $200,000 related to the Employment Agreement for each of the years ended December 31, 2024 and 2023, respectively . The Company recorded expenses of $200,000 and $200,000 related to the Consulting Agreement for each of the years ended December 31, 2024 and 2023, respectively.Mr. Osser also owns 2,717,765 of the Company's stock, and 2,481,048 shares to be issued at the termination of his employment agreement

Mr. Arjan Haverhals retired as the Chief Executive Officer and other officer positions with the Company on December 31, 2024. The Company entered into a consulting agreement with Mr. Arjan Haverhals that commenced on January 1, 2025, and continues for an indefinite period, subject to the Company having the right to terminate the Consulting Agreement on 30 days advance notice in the event of his disability to provide services and either party having the right to terminate the Consulting Agreement on 90 days’ advance notice. Mr. Haverhals will be paid an annual fee at the rate of $350,000, at the at the rate of $150,000 in respect of the first calendar quarter of 2025, and at the rate of $66,666, in respect of each subsequent calendar quarter of 2025, payable monthly in arrears, in each case in equal monthly installments on the last day of each month of such quarter. The Company will reimburse Mr. Haverhals for reasonable expenses in providing the services. Mr. Haverhals will be an independent contractor and will not be provided with health and accident insurance, life insurance, paid sick leave and/or paid vacation time. In connection with the Consulting Agreement, he has also entered into a Company-standard form of non-disclosure, non-solicitation, non-competition and invention agreement  Mr. Haverhals continues as a director of Milestone Scientific. Mr. Haverhals will be issued 638,023 shares of the Company's stock ninety days after his resignation as CEO.

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

Outstanding Equity Awards on December 31, 2024

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#) (2)	Market Value of Number of Shares or Units of Stock that have not vested (#) (3)
Jan Adriaan (Arjan ) Haverhals
	167,739	48,557	$1.52	3/30/2025	638,024	$612,503

Total	167,739	48,557			638,024	$612,503
Leonard Osser	703,518	-	$1.99	12/22/2025	2,481,046	$2,381,804
	1,200,000	800,000	2.47	4/23/2031
	32,175	-	$3.11	2/9/2026
Total	1,935,693	800,000			2,481,046	$2,381,804

Total	2,103,432	848,557			3,119,070	2,994,307

The following table includes certain information with respect to all unexercised stock options and unvested shares of common stock of Milestone Scientific outstanding owned by the Named Executive Officers on December 31, 2024.

1.	Represents stock option grants at fair market value on the date of grant.
2.	Issuance of the shares of common stock have been deferred until the termination of employment with Milestone Scientific in accordance with the terms of respective employment arrangements.
3.	Based on the closing price per share of $0.96 as reported on the NYSE American on December 31, 2024

Director Compensation

	Fees Earned paid in cash$	Stock Awards $	Options Award $	Non-Equity Incentive Plan Compensation $	Change in pension value and nonqualified deferred compensation earnings $	All other Compensation	Fees Earned paid in cash$	Total $
Neal Goldman	-	120,000	-	-	-	-	-	120,000
Benedetta Casamento	-	120,000	-	-	-	-	-	120,000
Leonard Osser	-	100,000	-	-	-	-	-	100,000
Dr. Didier Demesmin	-	100,000	-	-	-	-	-	100,000
Michael McGeehan	-	110,000	-	-	-	-	-	110,000
Gian Domenico Trombetta (1)	-	100,000	-	-	-	-	-	100,000

(1) Resigned as of January 12, 2025.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table, together with the accompanying footnotes, sets forth information, as March 15, 2025 regarding stock ownership of all persons known by Milestone Scientific to own beneficially more than 5% of Milestone Scientific’s outstanding common stock, Named Executives, all directors, and all directors and executive officers of Milestone Scientific as a group:

Names of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)	Percentage
Executive Officers and Directors
Jan Adriaan (Arjan) Haverhals (3)	638,023	0.83%
Neal Goldman (4)	2,325,856	3.01%
Benedetta Casamento (5)	404,490	0.52%
Michael McGeehan (6)	584,744	0.76%
Leonard Osser (7)	5,198,813	6.73%
Dr. Didier Demesmin (8)	112,356	0.15%
All directors & executive officers as group (6 persons)	9,264,282	12.00%

5% and Greater Shareholders
BP4 S.R.L (9)	9,672,192	12.52%

1.

The addresses of the persons named in this table are as follows: Leonard Osser, Jan Adriaan (Arjan) Haverhals, Neal Goldman, Michael McGeehan, Benedetta Casamento and Dr. Didier Demesmin are at 425 Eagle Rock Avenue, Roseland, New Jersey 07068.

2.

A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 15, 2025 as applicable, upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 15,2025, have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. The percentages for each beneficial owner are determined based on dividing the number of shares of common stock beneficially owned by the sum of the outstanding shares of common stock on March 15, 2025 and the number of shares underlying options exercisable and convertible securities convertible within 60 days from March 15, 2025 held by the beneficial owner.

3.	Includes 638,023 shares to be issued at the termination of Mr. Haverhals' employment agreement, and 119,676 vested stock options to purchase common stock of the Company.
4.	Includes 2,325,856 shares held by Mr. Goldman.
5.	Includes 404,490 shares held by Mrs. Casamento.
6.	Includes 584,744 shares held by Mr. McGeehan.
7.

Includes 2,717,765 shares held by Mr. Osser or his family, 2,481,048 shares to be issued at the termination of his employment agreement, and 1,993,279 vested stock options to purchase common stock of the Company.

8.	Includes 112,356 shares held by Dr. Demesmin.
9.

Includes 9,672,192 shares held by BP4 S.R.L. ("BP4"). Dr. Pedro Palau, Liquidator, with an address at Corso Venezia 44, Milan, Italy 20121, is deemed to have voting and investment power over the securities held by BP4. Based on information in the Schedule 13D filed by BP4 on February 7, 2025.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information (as of December 31, 2024)

Equity compensation plan approved by stockholders	Number of Securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plan

Grants under our 2021 Stock Option Plan (4)	3,051,985	$2.12	7,579,778

Total	3,051,985	$-	7,579,778

1.

The 2020 plan, as amended and restated in 2021 and amended during 2024, provides for awards of restricted common stock and options to purchase up to a maximum of 11,500,000 shares of common stock and expires in December 2030. Options may be granted to employees, directors, and consultants of Milestone Scientific for the purchase of shares of common stock at a price not less than the fair market value of common stock on the date of grant. In general, options become exercisable over a three-year period from the grant date and expire five years after the date of grant. During the year ended December 31, 2024, 7,579,778 options and shares were issued.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

United Systems

Milestone Scientific has a supply agreement with United Systems the principal supplier of its handpieces, pursuant to which it procures manufactured products under specific purchase orders, but without minimum purchase commitments. Purchases from this supplier were approximately $1.7 million and $2.3 million for the twelve months ended December 31, 2024, and 2023, respectively.  As December 31, 2024, and December 31, 2023, Milestone Scientific owed this supplier approximately $664,000 and $402,000, respectively, which is included in accounts payable and accrued expenses related party on the consolidated balance sheets. In June 2021, the Company signed a ten-year agreement with United Systems for supplier of the handpieces.

Other

For the year ended December 31, 2023, the Company had approximately $270,000 sales to Milestone China or agents of Milestone China, an entity in which the Company formerly had an ownership interest terminating in 2021. The Company reported no sales to Milestone China or agents of Milestone China during the year ended December 31,2024.

K. Tucker Andersen, a significant stockholder of Milestone Scientific, has an agreement with Milestone Scientific to provide financial and business strategic services. Expenses recognized on this agreement were $100,000 for year ended December 31, 2023. The agreement was not renewed for the year ending December 31, 2024.

Director of Clinical Affairs

The Director of Clinical Affairs’ royalty fee was approximately $442,000 and $485,000 for the years ended December 31, 2024 and 2023, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of $156,000 for the year ended December 31, 2024 and 2023, respectively. As of December 31, 2024, and 2023, Milestone Scientific owed the Director Clinical Affairs for royalties of approximately $110,000 and $114,000, respectively, which is included in accounts payable, related party and accrued expense, related party, in the consolidated balance sheet.

Employment and Consulting Contracts

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

The Company believes that the effect of such existing agreements and the Succession Agreement, all of which relate to the period after such time Mr. Osser steps down as Interim Chief Executive Officer of the Company, collectively expand Mr. Osser’s consulting to and support of the Company beyond its Chinese operations to also include its medical and other products, while enhancing the retention aspects of the Company’s relationship with Mr. Osser. On May 19, 2021, Mr. Osser resigned as Interim Chief Executive Officer of the Company and assumed the role of Vice Chairman of the Board. Compensation under the Employment Agreement and the Consulting Agreement is payable for 9.5 years from May 19, 2021. The Company recorded expenses of $200,000 related to the Employment Agreement for each of the years ended December 31, 2024 and 2023, respectively . The Company recorded expenses of $200,000 related to the Consulting Agreement for each of the years ended December 31, 2024 and 2023, respectively. Mr. Osser also owns 2,717,765 of the Company's stock, and 2,481,048 shares to be issued at the termination of his employment agreement.

As of February 2024, the University Pain Medicine Center (STEMMEE), of which Dr. D. Demesmin, a Company board member is the CEO agreed to purchases products from the Company under the same terms and conditions applying to other medical pain clinics in the United States. STEMMEE purchased medical products in the amount of  $21,000 for the year ended December 31, 2024

The Company entered into a consulting agreement with Mr. Arjan Haverhals, which commenced on January 1, 2025, and continues for an indefinite period, subject to the Company having the right to terminate the Consulting Agreement on 30 days advance notice in the event of his disability to provide services and either party having the right to terminate the Consulting Agreement on 90 days’ advance notice. Mr. Haverhals will be paid an annual fee at the rate of $350,000, at the at the rate of $150,000 in respect of the first calendar quarter of 2025, and at the rate of $66,666, in respect of each subsequent calendar quarter of 2025, payable monthly in arrears, in each case in equal monthly installments on the last day of each month of such quarter. The Company will reimburse Mr. Haverhals for reasonable expenses in providing the services. Mr. Haverhals will be an independent contractor and will not be provided with health and accident insurance, life insurance, paid sick leave and/or paid vacation time. In connection with the Consulting Agreement, he has also entered into a Company-standard form of non-disclosure, non-solicitation, non-competition and invention agreement.  Mr. Haverhals continues as a director of the Company. Mr. Haverhals continues as a director of Milestone Scientific. Mr. Haverhals will be issued 638,023 shares of the Company's stock ninety days after his resignation as CEO.

April 2025 Financing

On April 9, 2025,  the Company issued a series of promissory notes in the aggregate amount of $800,000, to Mr. Neal Goldman, Ms. Benedetta Casamento, and Dr. Didier Demesmin, each of whom is a director of the Company.  The notes are due April 9, 2028,  and bear interest at the annual rate of prime less 2.50%, payable annually. All principal and interest shall be payable in cash and/or shares of common stock at the sole discretion of the Company. The notes are convertible into shares of common stock by the holder at any time and by the Company at maturity. If the Company sells equity securities for gross proceeds in excess of $4,000,000, the holders may request repayment of their note in either cash, shares of common stock or a combination of cash and shares; provided, that the holders would then be entitled to receive only so much cash as the net proceeds to the Company in such sale of equity securities, after payment of other indebtedness and other uses (other than working capital) specified as a use of the proceeds in the relevant offering or disclosure documentation, shall be in excess of $4,000,000. Upon a liquidation event of the Company, as defined in the notes which includes a sale of the Company or assets, a merger, reorganization or combination transaction where the shareholders before the transaction own less than 50% of the Company after the transaction and a liquidation, dissolution or winding-up of the Company, the notes will be repaid in cash or its portion of any non-cash consideration. The conversion rate for any issuance of shares of common stock will be at the then fair value of a share of common stock, with the fair value being determined with reference to the public market price of a share of common stock, but not less than $0.50. The notes are unsecured and have typical default terms.

Item 14.    Principal Accountant Fees and Services

Audit Fees

Milestone Scientific incurred aggregate audit and financial statement review fees of approximately $220,000 from Marcum for 2024. Milestone Scientific incurred aggregate audit and financial statement review fees of approximately $295,200 from Marcum for 2023 These fees include fees for professional services rendered for the audit of our annual financial statements and the review of financial statements included in our report on Form 10-Q's or services that are normally provided in connection with statutory and regulatory filings and fees related to registration statements.

Tax Fees

Milestone Scientific incurred aggregate tax fees of approximately $33,000 from Marcum for 2024. Milestone Scientific incurred tax fees of approximately $42,000 from Marcum for 2023.

Audit Related Fees

Milestone Scientific did not incur audit related fees from Marcum in either 2024 or 2023.

All Other Fees

Milestone Scientific did not incur other accounting fees from Marcum in either 2024 or 2023.

Audit Committee Administration of the Engagement

The engagements with Marcum as the Company’s principal accountants and tax compliance services were approved in advance by the Board and the Audit Committee. No non-audit or non-audit related services were approved by the Audit Committee in either 2024 or 2023.

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

b.	The following documents are filed as exhibits to this Report:

Exhibit No	Description
3.1	Certificate of Incorporation of Milestone as restated and amended as of March 25, 2025. *
3.2	Amended and Restated By-laws filed April 1, 2019 (1)
4.1	Specimen stock certificate (2)
4.5	Description of Registrant’s Securities (3)
4.6	Form of Promissory Note, dated April 8,2025*
10.1	Lease dated November 25, 1996 between Livingston Corporate Park Associates, L.L.C. and Milestone (4)
10.2	Lease amendment dated April 28, 2004 between Livingston Corporate Park Associates, L.L.C. And Milestone (5)
10.3	2011 Equity Compensation Plan (6)
10.4	Agreement with Mark Hochman, dated July 2015 (7)
10.5	Succession Agreement between Leonard Osser and Milestone Scientific Inc. + (8)
10.6	Amended and Restated 2020 Equity Incentive Plan (9)
10.7	Employment Agreement, dated and effective as of January 1, 2022, between Arjan Haverhals and Milestone Scientific Inc.+ (10)
10.8	Underwriting Agreement, dated as of December 10, 2023, between the Company and Maxim Group LLC (11)
10.10	Amended Employment agreement dated and effective July 5, 2023 between Arjan Haverhals and Milestone Scientific Inc. + (12)
10.11	Consulting Agreement, dated December 18, 2024, between Arjan Haverhals and Milestone Scientific Inc. +* (13)
14.1	Code of Ethics (14)
19.1	Insider Trading Policy(15)
21.1	List of Subsidiaries *
23.1	Consent of Marcum LLP *
31.1	Rule 13a-14(a) Certification-Chief Executive Officer and Principal Financial Officer *
32.1	Section 1350 Certifications-Chief Executive Officer and Principal Financial Officer * / ***
99.1	Clawback Policy, dated 2023 (16)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Indicates management contract or compensatory plan or arrangement.

***	Furnished, not filed, in accordance with item 601(32) (ii) of Regulations-S-K.
1)	Incorporated by reference to Milestone Scientific’s For 10-K filed with SEC on April 1, 2019. Exhibit 3.4.
2)	Incorporated by reference to Amendment No1 to Milestone Scientific’s Registration Statement on Form 10-KSB for the year ended May 15, 1995.
3)	Incorporated by reference to Milestone Scientific’s Form 10-K filed with the SEC on March 31, 2022, Exhibit 4.6.
4)	Incorporated by reference to Milestone’s Form 10-KSB for the year ended December 31, 1996.
5)	Incorporated by reference to Milestone Scientific’s Form 10-KSB filed with the SEC on April 4, 2005, Exhibit 10.37.
6)	Filed as Appendix A to Milestone Scientific’s Proxy Statement filed with the SEC on May 2, 2011 and incorporated herein by reference.
7)	Incorporated by reference to Milestone Scientific’s Form 10-K for the year ended December 31, 2015, Exhibit 10.11.
8)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on April 7, 2021, Exhibit 10.1.
9)	Incorporated by reference to Milestone Scientific’s Proxy Statement on Schedule 14A filed with the SEC on April 30, 2021, Appendix A.
10)	Incorporated by reference to Milestone Scientific’s Form 10-Q filed with the SEC on August 15, 2022, Exhibit 10.1.
11)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on December 12, 2023, Exhibit 1.1.
12)	Incorporated by reference to Milestone Scientific’s Form 10Q filed with the SEC on August 15, 2022, Exhibit 10.1.
13)	Incorporated by reference to Milestone Scientific Form 8K filed with SEC on December 20, 2024. Exhibit 10.1.
14)	Incorporated by reference to Milestone Scientific’s Form 10-K for the year ended December 31, 2023, Exhibit 10.14.
15)	Incorporated by reference to Milestone Scientific’s Form 10-K for the year ended December 31, 2023, Exhibit 19.1.
16)	Incorporated by reference to Milestone Scientific’s Form 10-K for the year ended December 31, 2023, Exhibit 99.1.

Item 16.  Form 10-K Summary

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Milestone Scientific Inc.
By:	/s/Neil Goldman
Chairman of the Board, Interim Chief Executive Officer, and Acting Chief Accounting Officer (Principal Executive and Accounting Officer)

Date: April 15, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Neal Goldman	April 15, 2025	Chairman of the Board, Interim Chief Executive Officer and Acting Chief Accounting Officer (Principal Executive and Accounting Officer)
Neal Goldman

/s/ Leonard Osser	April 15, 2025	Vice Chairman and Director
Leonard Osser

/s/ Benedetta Casamento	April 15, 2025	Director
Benedetta Casamento

/s/ Michael McGeehan	April 15, 2025	Director
Michael McGeehan

/s/ Dr. Didier Demesmin	April 15, 2025	Director
Dr. Didier Demesmin

/s/ Arjan J. Haverhals	April 15, 2025	Director
Arjan J. Haverhals

REPORT INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 For the Years Ended December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Milestone Scientific, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Milestone Scientific, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter Description

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Management’s Assessment over Going Concern – Refer to Note B to the financial statements

Critical Audit Matter Description

During the course of our audit, we identified conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. These conditions include, but are not limited to, losses from operations, negative cash flows from operating activities, and an accumulated deficit. The Company's financial statements disclose information about these conditions and management's plans to alleviate them, which include increasing revenues and reduction of expenses to improve the Company's operational efficiency and receipt of financings subsequent to the balance sheet date. We devoted significant audit attention to the aforementioned conditions, management’s plans to alleviate substantial doubt and the adequacy of the related disclosures in the financial statements.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the going concern assessment included the following, among others:

●	We obtained management’s budget for the going concern assessment period and evaluated the reliability of the underlying data used to prepare the assessment.

●

We evaluated the reasonableness of management’s plans including their intent and ability to execute the plans to alleviate substantial doubt about the Company’s ability to continue as a going concern. Our procedures included analyzing and sensitizing forecasted revenue by comparing to historical trends and evaluating the reasonableness of significant expense categories.

●	We performed subsequent event procedures which included examining related party loan agreements and to determine if any contradictory evidence existed subsequent to December 31, 2024.

●	We evaluated the adequacy of the Company’s disclosures in Note B in relation to the going concern uncertainty matter.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2016

Morristown, New Jersey
April 15, 2025

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,258,058	$2,977,713
Marketable securities	-	2,976,573
Accounts receivable, net of allowance for credit losses of $10,000, respectively	475,376	312,664
Prepaid expenses and other current assets	564,645	517,785
Inventories	3,713,215	2,638,186
Advances on contracts	1,275,260	1,371,548
Total current assets	9,286,554	10,794,469
Furniture, fixtures and equipment, net	12,921	10,024
Intangibles, net	148,404	178,636
Right of use assets finance lease	67,201	8,998
Right of use assets operating lease	257,842	355,235
Other assets	24,150	24,150
Total assets	$9,797,072	$11,371,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,021,393	$689,604
Accounts payable, related party	493,313	410,512
Accrued expenses and other payables	1,796,319	1,511,717
Accrued expenses, related party	304,293	137,189
Accrued liabilities noncontrolling interest	-	214,000
Current portion of finance lease liabilities	12,530	10,264
Current portion of operating lease liabilities	116,279	103,427
Total current liabilities	3,744,127	3,076,713
Non-current portion of finance lease liabilities	54,672	434
Non-current portion of operating lease liabilities	165,573	281,853
Total liabilities	$3,964,372	$3,359,000

Commitments and contingencies

Stockholders’ equity
Common stock, par value $0.001; authorized 100,000,000 shares; 78,047,798 shares issued and 78,014,465 shares outstanding as of December 31, 2024; 75,881,840 shares issued and 75,848,507 shares outstanding as of December 31, 2023;	78,048	75,881
Additional paid in capital	134,719,274	132,187,656
Accumulated deficit	(128,053,106)	(123,339,509)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific, Inc. stockholders' equity	5,832,700	8,012,512

Total liabilities and stockholders’ equity	$9,797,072	$11,371,512

See notes to Consolidated Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

	2024	2023

Product sales, net	$8,629,928	$9,827,444
Cost of products sold	2,195,340	3,034,832
Gross profit	6,434,588	6,792,612

Selling, general and administrative expenses	12,295,330	13,135,796
Research and development expenses	858,767	701,378
Depreciation and amortization expense	37,448	61,912
Total operating expenses	13,191,545	13,899,086

Loss from operations	(6,756,957)	(7,106,474)
Interest income	60,265	125,527
Gain on sale of net operating losses	1,983,095	-
Loss before provision for income taxes	(4,713,597)	(6,980,947)

Net loss	(4,713,597)	(6,980,947)
Net loss attributable to noncontrolling interests	-	(51,843)
Net loss attributable to Milestone Scientific Inc.	$(4,713,597)	$(6,929,104)

Net loss per share applicable to common stockholders—
Basic and Diluted	(0.06)	(0.10)

Weighted average shares outstanding and to be issued—
Basic and diluted	79,791,188	72,775,781

See notes to Consolidated Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31 2024 AND 2023

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total Stockholder Equity
Balance at January 1, 2023	69,306,497	$69,306	$127,478,325	$(116,410,405)	$(219,276)	$(911,516)	$10,006,434
Stock based compensation	-	-	1,467,425	-	-	-	1,467,425
Common stock issued in public offering net of issuance cost of $431,849	4,765,000	4,765	2,565,336	-	-	-	2,570,101
Common stock issued for payment of consulting services	1,051,660	1,051	744,948	-	-	-	745,999
Common stock to be issued to employees for compensation	-	-	417,500	-	-	-	417,500
Common stock issued to board of directors for services	758,683	759	(759)	-	-	-	-
Repurchase of noncontrolling interest	-	-	(485,119)	-	271,119	-	(214,000)
Net loss	-	-		(6,929,104)	(51,843)	-	(6,980,947)
Balance at December 31, 2023	75,881,840	$75,881	$132,187,656	$(123,339,509)	$-	$(911,516)	$8,012,512
Stock based compensation	-	-	1,345,125	-	-	-	1,345,125
Common Stock issued in public offering	372,110	372	191,784	-	-	-	192,156
Common Stock issued exercised warrants	103,500	103	51,647	-	-	-	51,750
Common stock issued for payment of consulting services	644,145	644	479,157	-	-	-	479,801
Common stock issued to employees for bonuses	353,102	355	(355)	-	-	-	-
Common stock issued to board of directors for services	674,162	674	(674)	-	-	-	-
Restricted stock issued to employees	18,939	19	(19)	-	-	-	-
Common stock to be issued for payment of consulting services	-	-	100,000				100,000
Common stock to be issued to employees for compensation	-	-	364,953	-	-	-	364,953
Net loss	-	-		(4,713,597)	-	-	(4,713,597)
Balance at December 31, 2024	78,047,798	$78,048	$134,719,274	$(128,053,106)	$-	$(911,516)	$5,832,700

See notes to Consolidated Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2024	2023
Cash flows from operating activities:
Net loss	$(4,713,597)	$(6,980,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,218	12,999
Amortization of intangibles	30,232	49,320
Stock based compensation	1,345,125	1,467,426
Inventory reserve	-	258,011
Employees paid in stock	364,953	417,500
Expense paid in stock	579,801	745,999
Unrealized gain on marketable securities	-	(9,282)
Bad debt expense	-	24,865
Amortization of right-of-use asset	97,393	88,450
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(162,712)	356,188
Increase in inventories	(1,075,029)	(1,103,861)
Decrease (increase) in advances on contracts	96,288	(46,246)
Increase in prepaid expenses and other current assets	(46,860)	(73,912)
Increase (decrease) in accounts payable	331,789	(413,125)
Increase (decrease) in accounts payable, related party	82,801	(392,981)
Increase in accrued expenses	70,610	386,882
Increase (decrease) in accrued expenses, related party	167,104	(30,361)
Decrease operating right of use lease asset	(94,991)	(83,054)
Net cash used in operating activities	$(2,919,875)	$(5,326,129)

Cash flows from investing activities:
Purchase of furniture, fixtures, and equipment	(10,124)	(4,881)
Sale of marketable securities	2,976,573	4,966,213
Purchase of marketable securities	-	(7,933,504)
Net cash provided by (used in) investing activities	$2,966,449	$(2,972,172)

Cash flows from financing activities:
Net proceeds from public placement offering	192,156	2,570,101
Net Proceeds exercise of warrants	51,751	-
Payments finance lease obligations	(10,136)	(9,366)
Net cash provided by financing activities	$233,771	$2,560,735

Net increase (decrease) in cash and cash equivalents	280,345	(5,737,566)
Cash and cash equivalents at beginning of period	2,977,713	8,715,279
Cash and cash equivalents at end of period	$3,258,058	$2,977,713

Supplemental non-cash disclosure of cash flow information:
Declared repurchase of noncontrolling interest		214,000
Initial recognition of finance lease-right of use asset	(68,340)
Initial recognition of finance lease-right of use liabilities	68,340

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

Milestone Scientific was incorporated in the State of Delaware in August 1989. Milestone Scientific has developed a proprietary, computer-controlled anesthetic delivery device, using The Wand®, a single use disposable handpiece. The device is marketed in dentistry under the trademark CompuDent®, and STA Single Tooth Anesthesia System® and in medicine under the trademark CompuMed®. CompuDent® is suitable for all dental procedures that require local anesthetic. CompuMed® is suitable for many medical procedures regularly performed in plastic surgery, hair restoration surgery, podiatry, colorectal surgery, dermatology, orthopedics, and many other disciplines. The dental devices are sold in the United States, Canada and in 41 other countries. Certain medical devices have obtained CE mark approval and can be marketed and sold in most European countries. In June 2017, Milestone Scientific received 510(k) marketing clearance from the U.S. Food and Drug Administration (FDA) on the CompuFlo® Epidural Computer Controlled Anesthesia System (“Epidural”).

NOTE B--GOING CONCERN AND LIQUIDITY

Our financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements.

The Company has incurred total losses since inception of  $128.1 million. The Company’s operating losses were $6.8 million and $7.1 million, for the years ended December 31, 2024, and 2023, respectively . On December 31, 2024, Milestone Scientific had cash and cash equivalents of approximately $3.3 million and working capital of approximately $5.5 million. For the years ended December 31, 2024 and 2023, we had cash flows used in operating activities of approximately $2.9 million and $5.3 million, respectively. These conditions raise substantial doubt about the company ability to continue as a going concern.

Management  has developed  and is implementing plans to increase revenues and decrease professional and consulting fees over the next twelve months. The Company has also decided to delay all research and development on the Single Tooth Anesthesia System next generation instrument. The Company believes that the existing cash and cash equivalents along with management plans, and the $800,000 in related party note financing received in April 2025 (See Note P) will be sufficient to enable the Company to fund operations for the twelve months from the issuance of these financial statements and alleviates substantial doubt about the Company’s ability to continue as a going concern.

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

During the year ended December 31, 2023, the Board of Directors of the Company approved the merger of Milestone Medical, Inc., a 98%-owned subsidiary of the Company (“MMD”), with and into Milestone Innovation, Inc, a newly form wholly-owned subsidiary of the Company and being the surviving corporation . As a result, all of the assets of MMD automatically became assets of Milestone Innovations, Inc.

2. Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to inventory valuation and cash flow assumptions regarding evaluations of going concern considerations. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates

3.  Revenue Recognition

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

The Company derives its revenues from the sale of its products, primarily dental and medical instruments, handpieces, and other related products. The Company sells its products directly to consumers in the United States and through a global distribution network that includes both exclusive and non-exclusive distribution agreements international.

Revenue is recognized at the point of shipment for all sales. The Company has no obligation to product sales for any installation, set-up, or maintenance, these being the responsibility of the buyer. Milestone Scientific's only obligation after sale is the normal commercial warranty against manufacturing defects if the alleged defective unit is returned within the warranty period.

E-Commerce

The Company sells its STA Single Tooth Anesthesia Systems® (STA) and handpieces directly to dental offices and dental groups within the United States via an online portal. The Company's E-Commerce portal accepts online payments via credit and debit cards. The cost of delivery is charged to the customer along with appropriate sales tax. The Company recognizes revenue from product sales at the time the product ships to a customer via a third party carrier.

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

Disaggregation of Revenue

The Company operates in two operating segments: Dental, and Medical. The Company evaluates each of two segments based on performance, using segment financial information compiled utilizing the accounting policies listed in Note B of this Form 10-K.

The profitability of the segment helps the Company evaluate staffing levels, assess available cash for allocation to projects and resources, and make informed decisions on whether the segment's activities should be modified to align with the Company’s overall near- and long-term strategies. See Note K for revenues by geographical market, based on the customer’s location, and product category for the years ended December 31, 2024 and 2023 respectively.

4.  Cash and Cash Equivalents

Milestone Scientific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2024 and 2023 Milestone Scientific has approximately $3.3 million and $3.0  million, respectively, in cash. As of December 31, 2024 and, 2023 Milestone Scientific had cash that exceeded the Federal Deposit Insurance Corporation insurance limit of $250,000.

5. Marketable Securities

The Company’s marketable securities are comprised of treasury bills with an original maturity greater than three months from date of purchase. The Company’s marketable securities are measured at fair value and are accounted for in accordance with Accounting Standards Codification (“ASC”) 825, “Financial Instruments – Overall”. Unrealized holding gains and losses on treasury bills are recorded in interest income on the consolidated statements of operations. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the marketable securities.

The appropriate classification of marketable securities is determined at the time of purchase and evaluated as of each reporting balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Declines in the fair values of equity securities that are considered other-than-temporary, are charged to other income (expense), net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. As of December 31, 2023 the Company held approximately $3.0 million in U.S. treasury securities, with maturity dates within 3 and 6 months. The Company did not own any marketable securities as of December 31, 2024.

6.  Accounts Receivable

Milestone Scientific sells a significant amount of its product on credit terms to its major distributors. Milestone Scientific estimates losses from the ability or inability of its customers to make payments on amounts billed. Most credit sales are due within 90 days from invoicing. There have not been any significant credit losses incurred to date. As of December 31, 2024 and 2023, accounts receivable was recorded, net of allowance for doubtful accounts of $10,000.

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

12.  Income Taxes

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

At December 31, 2024 and 2023, we had no uncertain tax positions that required recognition in the consolidated financial statements. Milestone Scientific's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. No interest and penalties are present for periods open. Tax returns for the 2021, 2022, and 2023 years are subject to audit by federal and state jurisdictions.

In April 2024, we received approximately $2.0 million, net of expenses, from the sale of New Jersey net operating losses (“NOL”), that were eligible for sale under the State of New Jersey’s Economic Development Authority’s New Jersey Technology Business Tax Certificate Transfer Program (”NJEDA Program”). The Company recorded this amount within Gain on sale of net operating losses within the consolidated statement of operations.

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

13.  Basic and Diluted Net Loss Per Common Share

Milestone Scientific presents “basic” loss per common share applicable to common stockholders and, if applicable, “diluted”  loss per common share applicable to common stockholders pursuant to the provisions of ASC 260, “Earnings per Share”. Basic loss per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued common shares of 79,791,188 and 72,775,781 during the years ended December 31, 2024 and 2023, respectively. The calculation of diluted earnings per common share is like that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants were issued during the period.

Since Milestone Scientific had net losses in the years ended December 31, 2024 and 2023, the assumed effects of the exercise of potentially dilutive outstanding stock options, unissued restricted stock awards (“RSA”) and warrants, were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, RSA and warrants 3,417,154 and 3,771,151 on December 31, 2024 and 2023, respectively.

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

The Company had no assets or liabilities that were measured at fair value on a recurring basis as of December 31, 2024.

15. Stock-Based Compensation

Milestone Scientific accounts for stock-based compensation under ASC 718, “Share-Based Payment” (“ASC 718”). ASC 718 requires all share-based payments to employees, non-employees, directors, and officers, including grants of employee stock options, to be recognized in the consolidated statements of operations over the service period, as an operating expense, based on the grant-date fair values. The Company accounts for forfeitures as they occur.

16. Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”).

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

17.  Recent Accounting Pronouncements

Recently Issued Accounting Pronouncement

In November 2024, the Financial Accounting Standards Board, “FASB”, issued Accounting Standards Update “ASU” 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), to improve the disaggregation of expenses within the consolidated statement of operations. The amendments in ASU 2024-03 require disclosures, in the notes to the consolidated financial statements, specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity disclose (a) employee compensation, (b) depreciation, and (c) intangible asset amortization included in each relevant expense caption; include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements; and disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendments in ASU 2024-03 are effective January 1, 2027, and effective for interim periods beginning January 1, 2028. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company will evaluate the impact of ASU 2024-03 on its financial statements.

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

Recently Adopted Accounting Pronouncement

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which provides improvements to reportable segment disclosure requirements, primarily through enhanced disclosures around segment expenses. ASU 2023-07 requires us to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. ASU 2023-07 also requires that the Company disclose an amount for other segment items by reportable segment, a description of their composition and provide all annual disclosures about a reportable segment’s profit or loss and assets pursuant to Topic 280 during interim periods. The Company must also disclose the CODM’s title and position, as well as certain information around the measures used by the CODM and an explanation of how the CODM uses the reported measures in assessing segment performance and deciding how to allocate resources. For public entities with a single reportable segment, the entity must provide all the disclosures required pursuant to ASU 2023-07 and all existing segment disclosures under Topic 280. The amendments of ASU 2023-07 are effective for us for annual periods beginning January 1, 2024, and effective for interim periods beginning January 1, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. As of January 1, 2024, the Company adopted ASU 2023-07 on within consolidated financial statements. See Note K for more information.

NOTE D — INVENTORIES

	December 31, 2024	December 31, 2023

Dental finished goods	$3,640,391	$2,404,970
Medical finished goods	-	14,730
Component parts and other materials	72,824	218,486
Total inventories	$3,713,215	$2,638,186

The Company has recorded an allowance on slow moving Medical finished goods due to the slow adoption of the epidural instruments and handpieces for approximately zero and $258,000 as of December 31, 2024 and 2023, respectively.

NOTE E — ADVANCES ON CONTRACTS

The advances on contracts represent funding of future dental STA "Single Tooth Anesthesia System" and epidural inventory purchases and epidural replacements parts. The balance of the advances as of December 31, 2024 and 2023 was approximately $1.3 million and $1.4 million respectively.

NOTE F— FURNITURE, FIXTURES AND EQUIPMENT

	December 31, 2024	December 31, 2023

Leasehold improvements	$24,734	$24,734
Office furniture and equipment	178,700	181,745
Molds	7,200	7,200
Trade show displays	151,464	151,462
Computers and software	294,416	281,256
Tooling Safety Wand	125,022	125,022
Tooling equipment-STA & Wand	11,100	11,100
EPI and IA Instruments	82,363	82,363
STA Trials Instruments	63,752	63,752
Total	938,751	928,634
Less accumulated depreciation	(925,830)	(918,610)
Total	$12,921	$10,024

Depreciation expense was $7,218 and $12,999 for the year ended December 31, 2024, and 2023, respectively.

NOTE G —INTANGIBLES, NET

	December 31, 2024	December 31, 2023

Patents-foundation intellectual property at cost	$1,377,863	$1,377,863
Less: Accumulated Amortization	(1,229,459)	(1,199,227)
Total	$148,404	$178,636

Patents are amortized utilizing the straight-line method over estimated useful lives ranging from 3 to 20 years. Amortization expense was approximately $30,000 and $49,000 for the years ended December 31, 2024 and 2023, respectively . The annual amortization expense expected to be recorded for existing intangibles assets for the years 2025 through 2027 is approximately $69,000, $62,000 and $17,000, respectively.

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

NONCONTROLLING INTEREST

During December 2023, the Board of Directors of the Company approved a resolution to merge Milestone Medical, Inc. with and into a newly created, wholly owned subsidiary, Milestone Innovations, Inc., a Delaware corporation, with Milestone Innovations, Inc. as the surviving entity. As a result of such merger, the public stockholders are entitled to receive for their shares traded on the Warsaw Stock Exchange an aggregate of approximately $205,000, and Milestone Medical, Inc. has been de-listed, no longer requiring reports and other filings in Poland. The Company accounted for the transaction as a transfer between entities under common control pursuant to ASC 805, Business Combinations ("ASC 805"). Due to the nature of the transaction, the Company did not remeasure the transferred assets at fair value but recorded them at their carrying basis at the time of transfer pursuant to ASC 805. As the Company acquired an additional interest in Milestone Medical, the Company accounted for the transaction as a capital transaction pursuant to ASC 810, Consolidation, as the Company retained control of both Milestone Medical, Inc. and Milestone, Innovations, Inc prior to and subsequent to the transaction. As of December 31, 2023, the Company recorded a liability due to the minority shareholder of Milestone Medical for $214,000. During the year ended December 31, 2023, the Company recorded a charge to additional paid in capital of approximately $485,000 which includes the reclassification of accumulated deficit attributed to the non-controlling interest on the date. Subsequent to December 31, 2023, the Company satisfied its liabilities to the non-controlling shareholders.

WARRANTS

The following table summarizes information about shares issuable under warrants outstanding on December 31, 2024:

	Warrant shares outstanding	Weighted Average exercise price $	Weighted Average remaining life	Intrinsic value $
Outstanding at January 1, 2024	314,572	0.50	0.10	$59,737
Issued	-	-	-	-
Exercised	(103,500)	0.50	-	-
Expired or cancelled	(211,072)	0.50	-	-
Outstanding and exercisable at December 31, 2024	-	-	-	-

During the year ended December 31, 2024, the Company issued 103,500 shares of common stock for warrants issued in 2019. The warrants were exercised at $0.50 for proceeds of $51,751.

SHARES TO BE ISSUED

As of December 31, 2024 and 2023, there were 2,761,225 and 2,571,292, respectively shares to be issued whose issuance has been deferred under the terms of an employment agreements with Executive Officer, and other employees of Milestone Scientific. Such shares will be issued to each party upon termination of their employment.

As of December 31, 2024 and 2023, there were 631,792 and 527,625 respectively shares to be issued to non-employees, that will be issued to non-employees for services rendered. The number of shares was fixed at the date of grant and were fully vested upon grant date.

The following table summarizes information about shares to be issued through December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023

Shares-to-be-issued, outstanding January 1, 2024 and 2023, respectively	3,098,917	2,440,673
Granted in current period	647,202	658,244
Issued in current period	(353,102)	-
Shares-to be issued outstanding December 31, 2024 and 2023, respectively	3,393,017	3,098,917

NOTE I — STOCK OPTION PLANS

The Milestone Scientific Inc., Amended and Restated 2020 Equity Incentive Plan, provides for awards of restricted common, stock restricted stock units, options to purchase and other awards.  On June 28, 2023 the plan was amended and restated (the "2020 Plan") to increase the maximum shares that can be issued thereunder to 11,500,000 shares of common stock. The plan expires in June 2031. Options may be granted to employees, directors, and consultants of Milestone Scientific for the purchase of shares of common stock at a price not less than the fair market value of common stock on the date of grant. Generally, options become exercisable over a three-year period from the grant date and expire five years after the date of grant. As of December 31, 2024 and 2023, the Company had 7,579,778 and 9,174,520, respectively, remaining options available for grants under the Plan.

Milestone Scientific recognizes compensation expenses over the requisite service period and in the case of performance-based options over the period of the expected performance. For the years ended December 31, 2024 and 2023, Milestone Scientific recognized approximately $0.7 million and $0.9 million of total employee compensation cost, respectively, recorded in general and administrative expenses on the statement of operations.

As of December 31, 2024, there was $0.9 million of total unrecognized compensation cost related to non-vested options. Milestone Scientific expects to recognize these costs over a weighted average period of 1.3 years.

A summary of option activity for employees under the plans and changes the year ended  December 31, 2024 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding at January 1, 2024	3,036,989	2.29	5.41	-
Granted during 2024	-	-		-
Exercised during 2024	-	-	-	-
Forfeited or expired during 2024	(85,000)	-	-	-
Options outstanding December 31, 2024	2,951,989	2.29	4.54	-
Exercisable, December 31, 2024	2,103,433	2.24	3.96	-

There were no options granted to employees during the year ended December 31, 2024.

A summary of option activity for non-employees under the plans and changes during the year ended  December 31, 2024 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding at January 1, 2024	91,663	1.76	2.25	2,833
Granted during 2024	24,999	0.84	4.71	-
Exercised during 2024	-	-	-	-
Forfeited or expired during 2024	(16,666)	0.55	-	-
Options outstanding December 31, 2024	99,996	1.74	2.12	5,750
Exercisable, December 31, 2024	80,551	1.95	1.60	3,389

The fair value of the non-employee options was estimated on the date of grant using the Black Scholes option-pricing model at the date of grant. For the years ended December 31, 2024 and 2023, Milestone Scientific recognized approximately $9,800 and $19,700 expense related to non-employee options, respectively.

A summary of restricted stock under the plans and changes during the year ended  December 31, 2024 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested as January 1, 2024	327,937	0.91
Granted	730,340	0.89
Vested	(693,106)	0.90
Cancelled	-	-
Non-vested as December 31, 2024	365,171	0.89

As of December 31, 2024, all restricted shares granted and deferred under the terms of employment agreements with each Territory Manager of Milestone Scientific are fully vested. Such shares will be issued to each party upon completion of 2 years of employment. For the years ended December 31, 2024 and 2023, the Company recognized stock compensation expense of approximately $0 and $(15,000), respectively. As of December 31, 2024, there was no unrecognized compensation expense.

As of December 31, 2024, the Company entered into restricted stock agreements with members of the Board of Directors of the Company. The Company granted 730,340 restricted stock awards with a fair market value of $0.89 per share. Such restricted stock vests as follows: 25% on the grant date in June 2024, and 25% quarterly, on the first day of the following months:   October 2024,  January 2025, and  April 2025. These awards vest immediately upon a change of control as defined in the agreements. For the year ended  December 31, 2024 and 2023, the Company recognized approximately $638,000 and $576,000 for restricted stock expenses recorded in general and administrative expenses on the statement of operation. As of December 31, 2024, the total unrecognized stock compensation expense was approximately $171,000 related to non-vested restricted stock awards with the members of the Board of Directors, which the Company expects to recognize over an estimated weighted average period of 0.25 years.

NOTE J — INCOME TAXES

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

At December 31, 2024 and 2023, we had no uncertain tax positions that required recognition in the consolidated financial statements. Milestone Scientific's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. No Interest and penalties are present for periods open. Tax returns for the 2021, 2022, and 2023 years are subject to audit by federal and state jurisdictions.

Due to Milestone Scientific's history of operating losses, a full valuation allowances have been provided for all of Milestone Scientific's deferred tax assets. At December 31, 2024 and 2023, no recognition was given to the utilization of the remaining net operating loss carry forwards in each of these periods.

Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 2024 and 2023 are as follows (amounts rounded to nearest thousand):

	December 31, 2024	December 31, 2023

Allowance for Doubtful Accounts	2,000	$2,000
Capitalized Sec. 174 R&D	413,000	346,000
Inventory Reserve	253,000	300,000
Deferred Officer's Compensation	688,000	689,000
Depreciation and Amortization	(35,000)	(44,000)
Right of Use Asset	(72,000)	(86,000)
Lease Liability	78,000	93,000
Net Operating Loss Carryforwards	15,416,000	19,920,000
Tax Credits	562,000	558,000
Other	423,000	302,000
Subtotal	17,728,000	22,080,000
Valuation allowance	(17,728,000)	(22,080,000)
Non-current deferred tax asset	-	-

As of December 31, 2024 and 2023, federal net operating loss carry-forwards are approximately $65,000,000 and $74,500,000, respectively. As of December 31, 2024, Milestone Scientific has approximately $26,000,000 net operating losses generated before December 31, 2017 that will be available to offset future income, if any, through December 2037. Additionally, as of December 31, 2024, Milestone Scientific has approximately $39,000,000 of net operating losses generated in 2018 or after that can be carried forward indefinitely.

State net operating losses were approximately $29,400,000 and $63,300,000 for the periods ended December 31, 2024 and 2023, respectively. As of December 31, 2024, $600,000 of the Company's state net operating losses can be carried forward indefinitely to offset future income, and the remaining $28,800,000 of state net operating losses begin to expire in 2031.

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

Accounting for uncertainties in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure, and transition. No interest and penalties are present for periods open. Tax returns for the 2021, 2022, and 2023 years are subject to audit by federal and state jurisdictions.

A reconciliation of the statutory tax rates for the years ended December 31, is as follows:

	2024	2023
Statutory Rate	21.00%	21.00%
State income tax - all states	-55.10%	0.88%
Stock compensation	-2.51%	0.58%
NOL Expiration	-54.08%	-5.05%
Return to Provision	-1.98%	-2.21%
Other	0.00%	0.03%
Subtotal	-92.67%	15.23%
Valuation Allowance	92.67%	-15.23%

NOTE K — SEGMENT AND GEOGRAPHIC DATA

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker. The chief operating decision maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief  Executive Officer (the “CODM”). The Company conducts its business through two reportable segments: Dental and Medical. These segments offer different products and services to different customer base. The CODM assesses the financial performance of the segment and decides how to allocate resources based on Product sales, net, and Operating income (loss). The Company provides general corporate services to its segments; however, these services are not considered when making operating decisions and assessing segment performance. These services are reported under “Corporate Services” below and these include costs associated with executive management, investor relations, patents, trademarks, licensing agreements, new instruments developments, financing activities and public company compliance.

The following tables present information about our reportable and operating segments:

	2024
	Dental	Medical	Corporate	Total
Product sales, net	$8,527,108	$102,820	$-	$8,629,928
Cost of products sold	2,186,142	9,198	-	2,195,340
Gross Margin	6,340,966	93,622	-	6,434,588

Salaries & employee benefits	1,559,933	828,269	1,353,193	3,741,395
Stock-based compensation expense	-	2,078	1,343,044	1,345,122
Royalty expense	436,828	5,231	-	442,059
Marketing	439,830	89,539	31,526	560,895
Rent & occupancy costs	48,973	30,608	74,847	154,428
Consultants and professional services fees	252,136	818,052	2,284,403	3,354,591
Insurance	203,648	189,343	178,185	571,176
Warehousing expense	448,190	34,058	14,589	496,837
Regulatory expense	24,614	16,359	441,892	482,865
Travel expense	98,334	95,348	65,773	259,455
Research and development expense	835,851	22,916	-	858,767
Depreciation and amortization expense	-	-	37,448	37,448
Other segment items	416,587	19,571	450,349	886,507
Total operating expenses	4,764,924	2,151,372	6,275,249	13,191,545
Operating income (loss)	1,576,042	(2,057,750)	(6,275,249)	(6,756,957)

	2023
	Dental	Medical	Corporate	Total
Product sales, net	$9,761,444	$66,000	$-	$9,827,444
Cost of products sold	2,731,426	303,406	-	3,034,832
Gross Margin	7,030,018	(237,406)	-	6,792,612

Salaries & employee benefits	1,790,678	1,161,886	1,320,900	4,273,464
Stock-based compensation expense	15,723	7,158	1,444,545	1,467,426
Royalty expense	482,034	3,300	-	485,334
Marketing	505,428	145,974	103,768	755,170
Rent & occupancy costs	65,793	61,093	29,763	156,649
Consultants and professional services fees	169,366	1,199,221	1,741,528	3,110,115
Insurance	287,253	266,735	129,948	683,936
Warehousing expense	470,079	52,107	14,055	536,241
Regulatory expense	68,338	33,286	321,244	422,868
Travel expense	127,787	119,976	58,263	306,026
Research and development expense	614,952	86,426	-	701,378
Depreciation and amortization expense	4,243	2,787	54,882	61,912
Other segment items	347,740	330,816	260,011	938,567
Total operating expenses	4,949,414	3,470,765	5,478,907	13,899,086
Operating income (loss)	2,080,604	(3,708,171)	(5,478,907)	(7,106,474)

December 31,2024
	Dental	Medical	Corporate	Total
Total Assets	$5,359,734	$444,513	$3,992,825	$9,797,072
	5,359,734	444,513	3,992,825	9,797,072

December 31,2023
	Dental	Medical	Corporate	Total
Total Assets	$4,866,786	$345,194	$6,159,532	$11,371,512
	4,866,786	345,194	6,159,532	11,371,512

The following table presents information about our operations by geographic area As of December 31, 2024 and 2023. Net sales by geographic area are based on the respective locations of our subsidiaries.

	Year Ended December 31, 2024			Year Ended December 31, 2023
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$806,885	$4,000	$810,885	$1,002,697	$1,000	$1,003,697
Handpieces	4,284,952	55,900	4,340,852	4,270,898	12,000	4,282,898
Accessories	49,112	-	49,112	75,285		75,285
Grand Total	$5,140,949	$59,900	$5,200,849	$5,348,880	$13,000	$5,361,880

International: Rest of World
Instruments	$868,169	$39,000	$907,169	$1,251,354	$25,000	$1,276,354
Handpieces	2,476,988	3,920	2,480,908	2,845,734	28,000	2,873,734
Accessories	41,002		41,002	45,476		45,476
Grand Total	$3,386,159	$42,920	$3,429,079	$4,142,564	$53,000	$4,195,564

International: China
Instruments	$-	$-	$-	$270,000	$-	$270,000
Handpieces	-	-	-	-	-	-
Accessories	-	-	-	-	-	-
Grand Total	$-	$-	$-	$270,000	$-	$270,000

Total Product Sales	$8,527,108	$102,820	$8,629,928	$9,761,444	$66,000	$9,827,444

NOTE L— CONCENTRATION

Milestone Scientific has informal arrangements with third-party U.S. manufacturers of the STA devices, and epidural instruments pursuant to which they manufacture these products under specific purchase orders which contains advance payments for long lead items for production. Advances on contracts have been classified as current at  December 31, 2024 and 2023. The termination of the manufacturing relationship with any of these manufacturers could have a material adverse effect on Milestone Scientific’s ability to produce and sell its products. Although alternate sources of supply exist, and new manufacturing relationships could be established, Milestone Scientific would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, because of termination of such a relationship, would have a material adverse effect on Milestone Scientific’s financial condition, business, and results of operations.

On January 3, 2023, the Company launched an E-Commerce platform selling and shipping STA Single Tooth Anesthesia System® (STA) and handpieces directly to dental offices and dental groups within the U.S.  For the year ended December 31, 2024, E-Commerce accounted for 60% of net product sales. For the year ended December 31, 2023, E-Commerce accounted for 48% of net product sales.

The Company had three distributors that accounted for 22%, 13% and 11%  of accounts receivable, respectively, as of December 31, 2024. The Company had three distributors that accounted for 39%, 38%, and 15% of accounts receivable, respectively as of December 31, 2023.

As of December 31, 2024, the Company had two suppliers that accounted for 31% and 30%, respectively, of accounts payable and accounts payable, related party. The Company had three vendors that accounted for 37%, 17% and 12%, respectively of accounts payable and accounts payable, related party as of December 31, 2023.

NOTE M — RELATED PARTY TRANSACTIONS

United Systems

Milestone Scientific has a supply agreement with United Systems the principal supplier of its handpieces, pursuant to which it procures manufactured products under specific purchase orders, but without minimum purchase commitments. Purchases from this supplier were approximately $1.7 million and $2.3 million for the twelve months ended December 31, 2024, and 2023, respectively.  As December 31, 2024, and December 31, 2023, Milestone Scientific owed this supplier approximately $663,000 and $402,000, respectively, which is included in accounts payable and accrued expenses related party on the consolidated balance sheets. In June 2021, the Company signed a ten-year agreement with United Systems for supplier of the handpieces.

Other

In December 31, 2023 the Company had approximately $270,000 sales to Milestone China or agents of Milestone China, an entity in which the Company formerly had an ownership interest terminating in 2021. The Company reported no sales to Milestone China or agents of Milestone China during the year ended December 31, 2024.

K. Tucker Andersen, has an agreement with Milestone Scientific to provide financial and business strategic services. Expenses recognized on this agreement were $100,000 for year ended December 31, 2023. The agreement was not renewed for the year ended December 31, 2024.

Director of Clinical Affairs

The Director of Clinical Affairs’ royalty fee was approximately $442,000 and $485,000 for the years ended December 31, 2024 and 2023, respectively . Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of $156,000 for the year ended December 31, 2024 and 2023, respectively. As of December 31, 2024, and 2023, Milestone Scientific owed the Director Clinical Affairs for royalties of approximately $110,000 and $114,000, respectively, which is included in accounts payable, related party and accrued expense, related party, in the consolidated balance sheet.

Directors

Leonard Osser

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

Compensation under the Employment Agreement and the Consulting Agreement is payable for 9.5 years from May 19, 2021. The Company recorded expenses of $200,000 related to the Employment Agreement for each of the years ended December 31, 2024 and 2023, respectively. The Company recorded expenses of $200,000 related to the Consulting Agreement for each of the years ended December 31, 2024 and 2023, respectively. Mr. Osser also owns 2,717,765 of the Company's stock, and 2,481,048 shares to be issued at the termination of his employment agreement

Dr. D. Demesmin, Director

As of February 2024, the University Pain Medicine Center (STEMMEE), of which Dr. D. Demesmin, a Company board member is the CEO agreed to purchases products from the Company under the same terms and conditions applying to other medical pain clinics in the United States. STEMMEE purchased medical products in the amount of  $21,000 for the year ended December 31, 2024.

Arjan J. Haverhals, Director

The Company entered into a consulting agreement with Mr. Arjan Haverhals, which commenced on January 1, 2025, and continues for an indefinite period, subject to the Company having the right to terminate the Consulting Agreement on 30 days advance notice in the event of his disability to provide services and either party having the right to terminate the Consulting Agreement on 90 days’ advance notice. Mr. Haverhals will be paid an annual fee at the rate of $350,000, at the at the rate of $150,000 in respect of the first calendar quarter of 2025, and at the rate of $66,666, in respect of each subsequent calendar quarter of 2025, payable monthly in arrears, in each case in equal monthly installments on the last day of each month of such quarter. The Company will reimburse Mr. Haverhals for reasonable expenses in providing the services. Mr. Haverhals will be an independent contractor and will not be provided with health and accident insurance, life insurance, paid sick leave and/or paid vacation time. In connection with the Consulting Agreement, he has also entered into a Company-standard form of non-disclosure, non-solicitation, non-competition and invention agreement.  Mr. Haverhals continues as a director of the Company. Mr. Haverhals continues as a director of Milestone Scientific. Mr. Haverhals will be issued 638,023 shares of the Company's stock ninety days after his resignation as CEO.

April 2025 Financing

On April 9, 2025,  the Company issued a series of promissory notes in the aggregate amount of $800,000, to Mr. Neal Goldman, Ms. Benedetta Casamento, and Dr. Didier Demesmin, each of whom is a director of the Company. The notes are due April 9, 2028,  and bear interest at the annual rate of prime less 2.50%, payable annually. All principal and interest shall be payable in cash and/or shares of common stock at the sole discretion of the Company. The notes are convertible into shares of common stock by the holder at any time and by the Company at maturity. If the Company sells equity securities for gross proceeds in excess of $4,000,000, the holders may request repayment of their note in either cash, shares of common stock or a combination of cash and shares; provided, that the holders would then be entitled to receive only so much cash as the net proceeds to the Company in such sale of equity securities, after payment of other indebtedness and other uses (other than working capital) specified as a use of the proceeds in the relevant offering or disclosure documentation, shall be in excess of $4,000,000. Upon a liquidation event of the Company, as defined in the notes which includes a sale of the Company or assets, a merger, reorganization or combination transaction where the shareholders before the transaction own less than 50% of the Company after the transaction and a liquidation, dissolution or winding-up of the Company, the notes will be repaid in cash or its portion of any non-cash consideration. The conversion rate for any issuance of shares of common stock will be at the then fair value of a share of common stock, with the fair value being determined with reference to the public market price of a share of common stock, but not less than $0.50. The notes are unsecured and have typical default terms.

NOTE N — COMMITMENTS

(1)  Contract Manufacturing Agreement

Milestone Scientific has informal arrangements with third-party manufacturers of the STA, CompuDent® and CompuMed® devices, pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment.

The company entered into a new purchase commitment for the delivery of 2,700 STA CompuDent® instruments. As of December 31, 2024, the purchase order commitment was approximately $3.2 million, and approximately $1.3 million was paid and reported in advance on contracts in the consolidated balance sheet.As of December 31, 2023, the purchase order commitment was approximately $2.3 million, and approximately $1.3 million was paid and reported in advance on contracts in the consolidated balance sheet. As of December 31, 2024 and 2023 the company also has advances on an open purchase order for long lead items for a future purchase order for the manufacturing of Epidural instrument of approximately $168,000 and $76,000, respectively.

(2)  Leases

Operating Leases

The Company signed a seven-year lease in a new facility located in Roseland, New Jersey (the “Roseland Facility”), which commenced of January 8, 2021. Under the Roseland Facility lease, rent payments commence on April 1, 2021, and the monthly lease payments escalate annually on January 1 of each year, and range from $9,275 to $10,898 per month over the lease term. The Company is also required to pay a fixed electric charge equal to $2.00 per square foot which is paid in equal monthly installments over the lease term or $11,130 annually. These fixed monthly payments have been included in the measurement of the operating lease liability and related operating lease right-of-use asset as the Company has elected the practical expedient to not separate lease and non-lease components for all leases. The Company is also required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises more than new base year amounts, which are accounted for as variable lease expenses.

As of December 31, 2024, total finance right-of-use assets were $67,201 and total finance liabilities were $67,202 of which $12,530 and $54,672 were classified as current and non-current, respectively. As of December 31, 2024 total operating right-of use assets were $257,842 and total operating lease liabilities were $281,852, of which $116,279 and $165,573 were classified as current and non-current, respectively.  As of December 31, 2023, total finance right-of-use assets were $8,998 and total finance liabilities were $10,698 of which $10,264 and $434 were classified as current and non-current, respectively. As of December 31, 2023, total operating right-of use assets were $355,235 and total operating lease liabilities were $385,280, of which $103,427 and $281,853 were classified as current and non-current, respectively.

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

●	The expected lease terms include non-cancellable lease periods. Renewal option periods are not included in the determination of the lease terms as they were not reasonably certain to be exercised.

The components of lease expense were as follows:

	Twelve months ended
	December 31, 2024	December 31, 2023
Cash paid for operating lease liabilities	$127,526	$127,526
Cash paid for finance lease liabilities	11,172	10,740
Weighted Average Remaining Lease Term
Finance leases (years)	4.97 years	1.04 years
Operating leases (years)	2.25 years	3.25 years
Weighted-average discount rate – operating leases	9.20%
Weighted-average discount rate – finance leases	9.20%

Maturity of lease liabilities as December 31, 2024	Operating Lease	Finance Lease
2025	136,343	13,668
2026	139,125	13,668
2027	35,477	13,668
2028	-	13,668
2029	-	13,668
Less: Interest	310,945	68,340
Present Value of lease liabilities	(29,093)	(1,138)
	281,852	67,202

NOTE O — BENEFIT PLAN

Milestone Scientific has a Defined Contribution Plan that allows eligible employees to contribute part of their salary through payroll deductions. Milestone Scientific does not contribute to this plan, but does pay the administrative costs of the plan, which were not significant.

NOTE P —SUBSEQUENT EVENT

On April 9, 2025,  the Company issued a series of promissory notes in the aggregate amount of $800,000, to Mr. Neal Goldman, Ms. Benedetta Casamento, and Dr. Didier Demesmin, each of whom is a director of the Company. The notes are due April 9, 2028,  and bear interest at the annual rate of prime less 2.50%, payable annually. All principal and interest shall be payable in cash and/or shares of common stock at the sole discretion of the Company. The notes are convertible into shares of common stock by the holder at any time and by the Company at maturity. If the Company sells equity securities for gross proceeds in excess of $4,000,000, the holders may request repayment of their note in either cash, shares of common stock or a combination of cash and shares; provided, that the holders would then be entitled to receive only so much cash as the net proceeds to the Company in such sale of equity securities, after payment of other indebtedness and other uses (other than working capital) specified as a use of the proceeds in the relevant offering or disclosure documentation, shall be in excess of $4,000,000. Upon a liquidation event of the Company, as defined in the notes which includes a sale of the Company or assets, a merger, reorganization or combination transaction where the shareholders before the transaction own less than 50% of the Company after the transaction and a liquidation, dissolution or winding-up of the Company, the notes will be repaid in cash or its portion of any non-cash consideration. The conversion rate for any issuance of shares of common stock will be at the then fair value of a share of common stock, with the fair value being determined with reference to the public market price of a share of common stock, but not less than $0.50. The notes are unsecured and have typical default terms.