Form 10-Q
period 2025-03-31
MILESTONE SCIENTIFIC INC.
filed 2025-05-15
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☑

As of May 14, 2025, the registrant has a total of 78,477,320 shares of Common Stock, $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

true

MILESTONE SCIENTIFIC INC.

Form 10-Q

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends that may affect Milestone Scientific’s future plans of operations, business strategy, results of operations and financial condition. Milestone Scientific wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Milestone Scientific’s plans and objectives are based, in part, on assumptions involving the continued expansion of its business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Milestone Scientific. Although Milestone Scientific believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, our history of operating losses that are expected to continue, requiring additional funding which we may be unable to raise capital when needed (which may force us to delay, curtail or eliminate commercialization efforts of our CompuFlo Epidural Computer Controlled Anesthesia System), the early stage operations of and relative lack of acceptance of our medical products, relying exclusively on two third parties to manufacture our products, changes to our distribution arrangements exposes us to risks of interruption of marketing efforts and building new marketing channels, changes in our informal manufacturing arrangements made by the manufacturer of our products and disruptions at the manufacturing facility of our manufacturers, including shortages of or delays in obtaining chips and other components, exposes us to risks that may harm our business, raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights, if physicians do not accept or use our CompuFlo Epidural Computer Controlled Anesthesia System, our ability to generate revenue from sales will be materially impaired, exposure to the risks inherent in international sales and operations, including China, the changing tariff and trade policies of the United States and China, and developments by competitors may render our products or technologies obsolete or non-competitive, the inclusion of such information should not be regarded as a representation by Milestone Scientific or any other person that the objectives and plans of Milestone Scientific will be achieved. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and the actual results may differ materially from those included within the forward-looking statements because of various factors. Except as required by the federal securities laws, Milestone Scientific undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K. Milestone Scientific is the owner of the following registered U.S. trademarks: CompuDent®; CompuMed®; CompuFlo®; DPS Dynamic Pressure Sensing technology®; Milestone Scientific ®; CathCheck®; the Milestone logo ®; SafetyWand®; STA Single Tooth Anesthesia Device®; and The Wand ®.

Part I- Financial Information

Item 1. Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,246,387	$3,258,058
Accounts receivable, net of allowance for credit losses of $10,000, respectively	518,547	475,376
Accounts receivable, related party net	6,423	-
Prepaid expenses and other current assets	750,333	564,645
Inventories	4,159,496	3,713,215
Advances on contracts	943,740	1,275,260
Total current assets	8,624,926	9,286,554
Furniture, fixtures and equipment, net	12,240	12,921
Intangibles, net	130,949	148,404
Right of use assets finance lease	63,784	67,201
Right of use assets operating lease	231,967	257,842
Other assets	24,150	24,150
Total assets	$9,088,016	$9,797,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,918,301	$1,021,393
Accounts payable, related party	760,888	493,313
Accrued expenses and other payables	1,315,937	1,796,319
Accrued expenses, related party	311,741	304,293
Current portion of finance lease liabilities	17,086	12,530
Current portion of operating lease liabilities	119,680	116,279
Total current liabilities	4,443,633	3,744,127
Non-current portion of finance lease liabilities	47,838	54,672
Non-current portion of operating lease liabilities	134,093	165,573
Total liabilities	$4,625,564	$3,964,372

Commitments and contingencies

Stockholders’ equity
Common stock, par value $0.001; authorized 100,000,000 shares; 78,230,382 shares issued and 78,197,049 shares outstanding as of March 31, 2025; 78,047,798 shares issued and 78,014,465 shares outstanding as of December 31, 2024;	78,230	78,048
Additional paid in capital	135,343,430	134,719,274
Accumulated deficit	(130,047,692)	(128,053,106)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific, Inc. stockholders' equity	4,462,452	5,832,700

Total liabilities and stockholders’ equity	$9,088,016	$9,797,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	March 31, 2025	March 31, 2024

Product sales, net	$2,232,420	$2,248,845
Cost of products sold	584,985	572,742
Gross profit	1,647,435	1,676,103

Selling, general and administrative expenses	3,256,728	3,035,276
Research and development expenses	369,120	94,211
Depreciation and amortization expense	19,440	11,684
Total operating expenses	3,645,288	3,141,171

Loss from operations	(1,997,853)	(1,465,068)
Interest income	3,267	24,539
Loss before provision for income taxes	(1,994,586)	(1,440,529)
Net loss	(1,994,586)	(1,440,529)

Net loss per share applicable to common stockholders—
Basic and Diluted	(0.02)	(0.02)

Weighted average shares outstanding and to be issued—
Basic and diluted	81,854,512	79,738,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Stockholder Equity
Balance as of January 1, 2025	78,047,798	$78,048	$134,719,274	$(128,053,106)	$(911,516)	$5,832,700
Stock based compensation	-		330,787	-	-	330,787
Common stock to be issued to employees for bonuses	-		293,551	-	-	293,551
Common stock issued to board of directors for services	182,584	182	(182)	-	-	-
Net loss	-	-	-	(1,994,586)	-	(1,994,586)
Balance at March 31, 2025	78,230,382	$78,230	$135,343,430	$(130,047,692)	$(911,516)	$4,462,452

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Stockholder Equity
Balance at January 1, 2024	75,881,840	$75,881	$132,187,656	$(123,339,509)	$(911,516)	$8,012,512
Stock based compensation			313,505	-	-	313,505
Common stock issued in public offering net of issuance cost of $42,273	372,110	372	191,784	-	-	192,156
Common Stock issued exercised warrants	103,500	104	51,647	-	-	51,751
Common stock issued for payment of consulting services	90,170	90	65,971	-	-	66,061
Common stock to be issued to employees for bonuses	30,165	31	264,922	-	-	264,953
Common stock issued to board of directors for services	154,494	154	(154)	-	-	-
Net loss	-	-	-	(1,440,529)	-	(1,440,529)
Balance at March 31, 2024	76,632,279	$76,632	$133,075,331	$(124,780,038)	$(911,516)	$7,460,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THREE MONTHS ENDED

(UNAUDITED)

	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net loss	$(1,994,586)	$(1,440,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,985	2,001
Amortization of intangibles	17,455	9,681
Stock based compensation	330,787	313,505
Employees paid in stock	293,551	264,953
Expense paid in stock	-	66,061
Unrealized gain on marketable securities	-	(27,890)
Amortization of right-of-use asset	25,875	24,466
Changes in operating assets and liabilities:
Increase in accounts receivable	(43,171)	(349,173)
Increase in accounts receivable, related parties	(6,423)
Increase in inventories	(446,281)	(221,843)
Decrease (increase) in advances on contracts	331,520	(49,571)
Increase in prepaid expenses and other current assets	(185,688)	(345,804)
Increase in accounts payable	896,908	415,974
Increase in accounts payable, related party	267,575	378,807
Decrease in accrued expenses	(480,382)	(270,310)
Increase in accrued expenses, related party	7,448	33,532
Decrease operating right of use lease asset	(24,662)	(21,988)
Net cash used in operating activities	$(1,008,089)	$(1,218,128)

Cash flows from investing activities:
Purchase of furniture, fixtures, and equipment	(1,304)
Sale of marketable securities	-	2,004,463
Net cash (used in) provided by investing activities	$(1,304)	$2,004,463

Cash flows from financing activities:
Net proceeds from public placement offering	-	192,156
Net Proceeds exercise of warrants	-	51,751
Payments finance lease obligations	(2,278)	(2,478)
Net cash (used in) provided by financing activities	$(2,278)	$241,429

Net (decrease) increase in cash and cash equivalents	(1,011,671)	1,027,764
Cash and cash equivalents at beginning of period	3,258,058	2,977,713
Cash and cash equivalents at end of period	$2,246,387	$4,005,477

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

Milestone Scientific was incorporated in the State of Delaware in August 1989. Milestone Scientific has developed a proprietary,  computer-controlled anesthetic delivery device, using The Wand®, a single use disposable handpiece. The device is marketed in dentistry under the trademarks CompuDent® and STA Single Tooth Anesthesia System®, and in medicine under the trademark CompuMed®. CompuDent® is suitable for all dental procedures that require local anesthetic. CompuMed® is suitable for many medical procedures regularly performed in plastic surgery, hair restoration surgery, podiatry, colorectal surgery, dermatology, orthopedics, and many other disciplines. The dental devices are sold in the United States, Canada and in 41 other countries. Certain medical devices have obtained CE mark approval and can be marketed and sold in most European countries. In  June 2017, Milestone Scientific received 510(k) marketing clearance from the U.S. Food and Drug Administration (FDA) on the CompuFlo® Epidural Computer Controlled Anesthesia System (“Epidural”).

NOTE 2--GOING CONCERN AND LIQUIDITY

Our financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements.

The Company has incurred total losses since inception of  $130.0 million. The Company’s operating losses were approximately $2.0 million and $1.5 million, for the three months ended March 31 2025 and 2024, respectively. On March 31, 2025,  Milestone Scientific had cash and cash equivalents of approximately $2.2 million and working capital of approximately $4.2 million. For the three months ended March 31, 2025 and 2024, we had cash flows used in operating activities of approximately $1.0 million and $1.2 million, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management  has developed  and is implementing plans to increase revenues and decrease professional and consulting fees over the next twelve months. The Company has also decided to delay all research and development on the Single Tooth Anesthesia System next generation instrument. The Company believes that the existing cash and cash equivalents along with management plans, and the $800,000 in related party note financing received in April 2025 (See Note 11 and 13) will be sufficient to enable the Company to fund operations for the twelve months from the issuance of these financial statements and alleviates substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and the applicable rules and regulations of the Securities and Exchange Commission (SEC) include the accounts of Milestone Scientific and its wholly owned and majority owned subsidiaries, including, Wand Dental (wholly owned), and Milestone Innovations Inc. (wholly owned).  All significant, intra-entity transactions and balances have been eliminated in the consolidation. Losses attributed to noncontrolling interests are reported separately in our unaudited consolidated statements of operations.

2. Basis of Presentation

The unaudited consolidated financial statements of Milestone Scientific have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present such interim results. Interim results are not necessarily indicative of the results of operations which may be expected for a full year or any subsequent period. These unaudited consolidated financial statements should be read in conjunction with the unaudited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in Milestone Scientific's Annual Report on Form 10-K.

3. Reclassifications

Certain reclassification has been made to the 2024 unaudited condensed consolidated financial statements to conform to the 2025 unaudited condensed consolidated financial statement presentation. In presenting interest income and expense on the unaudited consolidated statement of operations interest income is offset by the interest expense. These reclassifications had no effect on net loss or cash flows as previously reported.

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

Disaggregation of Revenue

The Company operates in two operating segments: Dental, and Medical. The Company evaluates each of two segments based on performance, using segment financial information compiled utilizing the accounting policies listed in Note 9 of this Form 10-Q.

The profitability of the segment helps the Company evaluate staffing levels, assess available cash for allocation to projects and resources, and make informed decisions on whether the segment's activities should be modified to align with the Company’s overall near- and long-term strategies. See Note 9 for revenues by geographical market, based on the customer’s location, and product category for the three months ended March 31, 2025, and 2024 respectively.

6.  Cash and Cash Equivalents

Milestone Scientific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2025 and December 31, 2024,  Milestone Scientific has approximately $2.2 million and $3.3 million, respectively of cash and cash equivalents. As of March 31, 2025, Milestone Scientific had cash, and cash equivalents in accounts that exceeded the Federal Deposit Insurance Corporation insurance limit of $250,000.

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

Distributors credit sales are due 90 days or less from the date of invoicing. As of March 31, 2025 and December 31, 2024, accounts receivable was recorded, net of allowance for credit losses of $10,000, respectively.

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

9.  Basic and Diluted Net Loss Per Common Share

Milestone Scientific presents “basic” earnings (loss) per common share applicable to common stockholders and, if applicable, “diluted” earnings (loss) per common share applicable to common stockholders pursuant to the provisions of ASC 260, “Earnings per Share”. Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued common shares as follows: 81,854,512 and 79,738,551 for the three months ended March 31, 2025 and 2024,  respectively. The calculation of diluted earnings per common share is like that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. Since Milestone Scientific had net losses in the three months ended March 31, 2025 and 2024, the assumed effects of the exercise of potentially dilutive outstanding stock options, unissued restricted stock awards (“RSA”) and warrants, were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, RSA's and warrants totaled 3,242,906 and 3,296,480 for the three months ended March 31, 2025 and 2024,  respectively.

10.  Recent Accounting Pronouncements

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

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide improvements primarily related to the rate reconciliation and income taxes paid information included in income tax disclosures. The Company would be required to disclose additional information regarding reconciling items equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory tax rate. Similarly, the Company would be required to disclose income taxes paid (net of refunds received) equal to or greater than five percent of total income taxes paid (net of refunds received). Additionally, the Company would be required to disclose income (loss) from continuing operations before income tax expense disaggregated by foreign and domestic jurisdictions, as well as income tax expense disaggregated by federal, state, and foreign jurisdictions. The amendments in ASU 2023-09 are effective January 1, 2025, including interim periods. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating the impact of the adoption of the ASU 2023-09 on our financial statements.

Recently Adopted Accounting Pronouncement

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which provides improvements to reportable segment disclosure requirements, primarily through enhanced disclosures around segment expenses. ASU 2023-07 requires us to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. ASU 2023-07 also requires that the Company disclose an amount for other segment items by reportable segment, a description of their composition and provide all annual disclosures about a reportable segment’s profit or loss and assets pursuant to Topic 280 during interim periods. The Company must also disclose the CODM’s title and position, as well as certain information around the measures used by the CODM and an explanation of how the CODM uses the reported measures in assessing segment performance and deciding how to allocate resources. For public entities with a single reportable segment, the entity must provide all the disclosures required pursuant to ASU 2023-07 and all existing segment disclosures under Topic 280. The amendments of ASU 2023-07 are effective for us for annual periods beginning January 1, 2024, and effective for interim periods beginning January 1, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. As of January 1, 2024, the Company adopted ASU 2023-07 on within consolidated financial statements. See Note 9 for more information.

NOTE 4 — INVENTORIES

Inventories consist of the following:

	March 31, 2025	December 31, 2024

Dental finished goods	$4,053,755	$3,640,391
Component parts and other materials	105,741	72,824
Total inventories	$4,159,496	$3,713,215

The Company had an allowance on slow moving Medical finished goods due to the slow adoption of the epidural instruments and handpieces for approximately $1.1 million as of March 31, 2025, and December 31, 2024, respectively.

NOTE 5 — ADVANCES ON CONTRACTS

The advances on contracts represent funding of future STA devices, epidural instruments, and epidural replacements parts. The balance of the advances as of March 31, 2025 and December 31, 2024 is approximately $1.0 million and $1.3 million, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

NOTE 6— STOCKHOLDERS’ EQUITY

PUBLIC OFFERING

On  January 12, 2024 the underwriter exercised its over-allotment option as to 372,110 shares of common stock for net proceeds after discounts and commission of $192,156.

WARRANTS

As of  March 31, 2025, the Company had no outstanding warrants.

SHARES TO BE ISSUED

As of March 31, 2025 and 2024, there were 3,076,871 and 2,979,994, respectively, shares to be issued whose issuance has been deferred under the terms of employment and consulting agreements with officers and directors and other employees of Milestone Scientific. Such shares will be issued to each party upon termination of their employment or other relationship with the Company.

As of March 31, 2025 and 2024, there were 631,792 and 527,624, respectively, shares to be issued to non-employees, that will be issued to non-employees for services rendered. The number of shares was fixed by contract prior to the date of grant, subject to performance, and were fully earned upon the grant date.

The following table summarizes information about shares to be issued for the three month periods ending March 31, 2025 and 2024.

	March 31, 2025	March 31, 2024

Shares-to-be-issued, outstanding January 1, 2025 and 2024, respectively	3,393,017	3,098,917
Granted in current period	315,646	438,868
Issued in current period	-	(30,167)
Shares-to be issued outstanding March 31, 2025 and 2024, respectively	3,708,663	3,507,618

NOTE 7 — STOCK OPTION PLANS

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

Milestone Scientific recognizes compensation expenses over the requisite service period and in the case of performance-based options over the period of the expected performance. For the three months ended March 31, 2025, and 2024, Milestone Scientific recognized approximately $171,000 and $175,000 of total employee compensation cost, respectively, recorded in general and administrative expenses on the statement of operations.

As of March 31, 2025, there was $0.7 million of total unrecognized compensation cost related to non-vested options. Milestone Scientific expects to recognize these costs over a weighted average period of 1.0 years.

There were no options granted to employees during the three months ended March 31, 2025 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding at January 1, 2025	2,951,989	2.29	4.54	-
Granted during 2025	-	-		-
Exercised during 2025	-	-	-	-
Forfeited or expired during 2025	-	-	-	-
Options outstanding March 31, 2025	2,951,989	2.33	4.29	-
Exercisable, March 31, 2025	2,103,433	2.29	3.72	-

A summary of option activity for non-employees under the plans and changes during the three months ended March 31, 2025 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding at January 1, 2025	99,996	1.74	2.12	5,750
Granted during 2025	16,666	0.94	4.94
Exercised during 2025	-
Forfeited or expired during 2025	(8,333)	1.65
Options outstanding March 31, 2025	108,329	1.62	2.49	4,750
Exercisable, March 31, 2025	83,326	1.83	1.87	3,722

The fair value of the non-employee options was estimated on the date of grant using the Black Scholes option-pricing model at the date of grant. For the three months ended March 31, 2025, and 2024 Milestone Scientific recognized approximately $6,600 and $1,100 expense related to non-employee options, respectively.

A summary of restricted stock under the plans and changes during the three months ended March 31, 2025 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested as January 1, 2025	365,171	0.89
Granted	-	-
Vested	(182,584)	0.89
Cancelled	(28,090)	0.89
Non-vested as March 31, 2025	154,497	0.89

As of March 31, 2025, all restricted shares granted and deferred under the terms of employment agreements with each Territory Manager of Milestone Scientific are fully vested. Such shares will be issued to each party upon completion of 2 years of employment. For the three months ended March  31, 2025 and 2024, the Company recognized stock compensation expense of approximately $0 and $2,100, respectively. As of March 31, 2025 there was no unrecognized compensation expense.

As of March 31, 2025, the Company entered into restricted stock agreements with members of the Board of Directors of the Company. The Company granted 730,340 restricted stock awards with a fair market value of $0.89 per share. Such restricted stock vests as follows: 25% on the grant date in June 2024, and 25% quarterly, on the first day of the following months:   October 2024,  January 2025, and  April 2025. These awards vest immediately upon a change of control as defined in the agreements. For the three months ended March  31, 2025 and 2024, the Company recognized approximately $154,000 and $137,500 for restricted stock expenses recorded in general and administrative expenses on the statement of operation. As of March 31, 2025 there was no unrecognized compensation expense.

NOTE 8 — INCOME TAXES

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

NOTE 9 — SEGMENT AND GEOGRAPHIC DATA

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

The following tables present information about our reportable and operating segments for the three months ended March 31, 2025, and 2024:

	2025
	Dental	Medical	Corporate	Total
Product sales, net	$2,181,170	$51,250	$-	$2,232,420
Cost of products sold	584,896	89	-	584,985
Gross Margin	1,596,274	51,161	-	1,647,435

Salaries & employee benefits	441,497	206,115	117,108	764,720
Stock-based compensation expense	-	-	330,788	330,788
Royalty expense	109,928	2,563	-	112,491
Marketing	83,629	24,321	4,261	112,211
Rent & occupancy costs	12,521	7,826	12,707	33,054
Consultants and professional services fees	57,662	142,290	1,084,695	1,284,647
Insurance	48,997	42,436	42,872	134,305
Warehousing expense	112,314	8,773	1,205	122,292
Regulatory expense	16,849	2,312	64,890	84,051
Travel expense	31,668	29,961	4,473	66,102
Research and development expense	364,807	4,313	-	369,120
Depreciation and amortization expense	-	-	19,440	19,440
Other segment items	137,048	1,501	73,518	212,067
Total operating expenses	1,416,920	472,411	1,755,957	3,645,288
Operating income (loss)	179,354	(421,250)	(1,755,957)	(1,997,853)

	2024
	Dental	Medical	Corporate	Total
Product sales, net	$2,241,425	$7,420	$-	$2,248,845
Cost of products sold	568,296	4,446	-	572,742
Gross Margin	1,673,129	2,974	-	1,676,103

Salaries & employee benefits	409,582	202,888	250,482	862,952
Stock-based compensation expense	-	2,078	311,427	313,505
Royalty expense	115,321	371	-	115,692
Marketing	76,989	8,318	28,317	113,624
Rent & occupancy costs	12,243	7,652	10,713	30,608
Consultants and professional services fees	82,699	219,648	637,052	939,399
Insurance	44,913	29,938	75,974	150,825
Warehousing expense	105,910	4,894	2,538	113,342
Regulatory expense	5,976	-	97,522	103,498
Travel expense	7,977	22,950	20,893	51,820
Research and development expense	93,952	259	-	94,211
Depreciation and amortization expense		-	11,684	11,684
Other segment items	92,057	4,835	143,119	240,011
Total operating expenses	1,047,619	503,831	1,589,721	3,141,171
Operating income (loss)	625,510	(500,857)	(1,589,721)	(1,465,068)

	March 31, 2025
	Dental	Medical	Corporate	Total
Total Assets	$5,647,891	$409,254	$3,030,871	$9,088,016
	5,647,891	409,254	3,030,871	9,088,016

	December 31, 2024
	Dental	Medical	Corporate	Total
Total Assets	$5,359,734	$444,513	$3,992,825	$9,797,072
	5,359,734	444,513	3,992,825	9,797,072

NOTE 10 – CONCENTRATIONS

Milestone Scientific has informal arrangements with third-party U.S. manufacturers of the STA devices, and epidural instruments pursuant to which they manufacture these products under specific purchase orders which contains advance payments for long lead items for production. Advances on contracts have been classified as current at  March 31, 2025 and December 31, 2024. The termination of the manufacturing relationship with any of these manufacturers could have a material adverse effect on Milestone Scientific’s ability to produce and sell its products. Although alternate sources of supply exist, and new manufacturing relationships could be established, Milestone Scientific would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, because of termination of such a relationship, would have a material adverse effect on Milestone Scientific’s financial condition, business, and results of operations.

On January 3, 2023, the Company launched an E-Commerce platform selling and shipping STA Single Tooth Anesthesia System® (STA) and handpieces directly to dental offices and dental groups within the U.S. For the three months ended March 31, 2025, E-Commerce accounted for 50% of net product sales and one international distributor accounted for 13% of net product sales. For the three months ended March 31, 2024, E-commerce accounted for 53% of net product sales and one international distributor accounted for 15% of net product sales.

The Company had three distributors that accounted for 29%, 23%, 12% of accounts receivable, respectively, for the three months ended March 31, 2025. The Company had three distributors that accounted for 22%, 13% and 11% of accounts receivable, respectively as of December 31, 2024.

As of March 31, 2025, the Company had four suppliers that accounted for 13%, 12%, 14% and 27%, respectively, of accounts payable and accounts payable related party. The Company had the Company had two suppliers that accounted for 31% and 30%, respectively of accounts payable and accounts payable related to the party as of December 31, 2024.

NOTE 11 -- RELATED PARTY TRANSACTIONS

United Systems

Milestone Scientific has a supply agreement with United Systems, the principal supplier of its handpieces, pursuant to which it procures manufactured products under specific purchase orders, but without minimum purchase commitments. Purchases from this supplier were approximately $487,000 and $777,000 for the three months ended March 31, 2025 and 2024, respectively.  As March 31,2025, and December 31, 2024, Milestone Scientific owed this supplier approximately $770,000 and $663,000, respectively, which is included in accounts payable and accrued expenses related party on the unaudited consolidated balance sheets.

Director of Clinical Affairs

The Director of Clinical Affairs’ royalty fee was approximately $112,000 and $116,000 for the three months ended March 31, 2025 and 2024, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of $39,000 for the three months ended March 31, 2025 and 2024,  respectively. As of March 31, 2025 and December 31, 2024, Milestone Scientific owed the Director Clinical Affairs for royalties of approximately $223,000 and $110,000, respectively, which is included in accounts payable, related party and accrued expense, related party, in the unaudited consolidated balance sheet.

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

Compensation under the Employment Agreement and the Consulting Agreement is payable for 9.5 years from May 19, 2021. The Company recorded expenses of $50,00 related to the Employment Agreement for the three months ended March 31, 2025, and 2024, respectively. The Company recorded expenses of $50,000 related to the Consulting Agreement for the three months ended March 31, 2025, and 2024, respectively. Mr. Osser also owns 2,717,765 of the Company's stock, and 2,481,048 shares to be issued at the termination of his employment agreement

Dr. D. Demesmin, Director

As of February 2024, the University Pain Medicine Center (STEMMEE), of which Dr. D. Demesmin, a Company board member is the CEO agreed to purchases products from the Company under the same terms and conditions applying to other medical pain clinics in the United States. STEMMEE purchased medical products in the amount of  $6,000 and 3,000 for the three months ended March 31, 2025, and 2024 respectively

Arjan J. Haverhals, Director

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

The Company will reimburse Mr. Haverhals for reasonable expenses in providing the services. Mr. Haverhals will be an independent contractor and will not be provided with health and accident insurance, life insurance, paid sick leave and/or paid vacation time. In connection with the Consulting Agreement, he has also entered into a Company-standard form of non-disclosure, non-solicitation, non-competition and invention agreement.  Mr. Haverhals continues as a director of the Company and as a director of Milestone Scientific. Compensation under the Consulting Agreement was approximately $150,000 for three months ended March 31, 2025. Mr. Haverhals will be issued 912,736 shares of the Company's stock six months after his resignation as CEO and in accordance with such consulting agreement.

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

NOTE 12 — COMMITMENTS

(1)  Contract Manufacturing Agreement

Milestone Scientific has informal arrangements with third-party manufacturers of the STA devices, and epidural instruments pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. The Company has a purchase commitment for the delivery of 2,200 STA instruments as of March 31, 2025. As of March 31, 2025, the purchase order commitment was approximately $2.6 million, and approximately $604,000 was paid and reported in advance on contracts in the unaudited consolidated balance sheet. As of March 31, 2025 the Company recorded approximately $292,000 for the development of the next generation instrument in advances on contracts in the unaudited consolidated balance sheet. As of  December 31, 2024, the purchase order commitment was approximately $3.2 million, and approximately $932,000 was paid and reported in advance on contracts in the unaudited consolidated balance sheet.

The advances on contracts represent funding of future epidural instruments, and epidural replacements parts. As of March 31, 2025 and December 31, 2024 the company also has advances on an open purchase order for long lead items for a future purchase order for the manufacturing of Epidural instrument of approximately $44,000 and $168,000 respectively.

(2) Operating Leases

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

●	The expected lease terms include non-cancellable lease periods. Renewal option periods are not included in the determination of the lease terms as they were not reasonably certain to be exercised.

The components of lease expense were as follows:

	Three months ended
	March 31, 2025	March 31, 2024
Cash paid for operating lease liabilities	$31,882	$31,882
Cash paid for finance lease liabilities	3,417	2,685
Weighted Average Remaining Lease Term
Finance leases (years)	4.75 years	0.79 years
Operating leases (years)	2.00 years	3.00 years
Weighted-average discount rate – operating leases	9.20%	9.20%
Weighted-average discount rate – finance leases	9.20%	9.20%

NOTE 13 — SUBSEQUENT EVENTS

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussions of the financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements contained in this report and in connection with management's discussion and analysis and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission, or SEC on April 15, 2025. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements, within the meaning of Section 21E of the Exchange Act, that involve risks and uncertainties. The actual results may differ materially from those anticipated in these forward-looking statements.

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

We intend to continue to expand the uses and applications of our DPS Dynamic Pressure Sensing technology. We believe that we and our technology solutions are recognized by key opinion leaders (i.e., academics, anesthesiologists and practicing dentists w

The Single Tooth Anesthesia System (Dental)

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

In May, 2022, the Company received a chronology-specific CPT Code for the Company’s technology by the American Medical Association, which marks an important milestone. Effective January 1, 2023, this temporary tracking code allows clinicians to submit claims to healthcare insurance providers using the Company’s technology for Epidural Sterile Injections in the lumbar, thoracic, and cervical thoracic junction of the spinal region for reimbursement. A CPT code expands the potential for reimbursement of epidural procedures in pain management utilizing the CompuFlo Epidural System.

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$177,875	$3,000	$180,875	$213,875	$-	$213,875
Handpieces	1,015,847	44,250	1,060,097	1,080,433	6,000	1,086,433
Accessories	14,360	-	14,360	16,690	-	16,690
Grand Total	$1,208,082	$47,250	$1,255,332	$1,310,998	$6,000	$1,316,998

International: Rest of World
Instruments	$74,943	$-	$74,943	$282,087	$-	$282,087
Handpieces	775,847	4,000	779,847	646,948	1,420	648,368
Accessories	12,298	-	12,298	1,392	-	1,392
Grand Total	$863,088	$4,000	$867,088	$930,427	$1,420	$931,847

International: China
Instruments	$110,000	$-	$110,000	$-	$-	$-
Handpieces	-	-	-	-	-	-
Accessories	-	-	-	-	-	-
Grand Total	$110,000	$-	$110,000	$-	$-	$-

Total Product Sales	$2,181,170	$51,250	$2,232,420	$2,241,425	$7,420	$2,248,845

Current Product Platform

See Note 1, “Organization and Business”.

Results of Operations

The following table sets forth the consolidated results of operations for the three months ended March 31, 2025 and 2024,  respectively. The trends suggested by this table may not be indicative of future operating results:

	March 31, 2025	March 31, 2024
Operating results:
Product sales, net	$2,232,420	$2,248,845
Cost of products sold	584,985	572,742
Gross profit	1,647,435	1,676,103

Operating expenses:
Selling, general and administrative expenses	3,256,728	3,035,276
Research and development expenses	369,120	94,211
Depreciation and amortization expense	19,440	11,684
Total operating expenses	3,645,288	3,141,171
Loss from operations	(1,997,853)	(1,465,068)
Interest income	3,267	24,539
Net loss	(1,994,586)	(1,440,529)

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Net sales for 2025 and 2024 were as follows:

	2025	2024	Change
Dental	$2,181,170	$2,241,425	$(60,255)
Medical	51,250	7,420	43,830
Total sales, net	$2,232,420	$2,248,845	$(16,425)

Consolidated revenue for the three months ended March 31, 2025 and 2024, was approximately $2.2 million, a decrease of approximately $16,000. On January 3, 2023, the Company launched an E-Commerce platform, to replace its previous U.S. distribution arrangement with Henry Schein by selling and shipping the STA Single Tooth Anesthesia System® (STA) and handpieces directly to end users, including dental offices and dental groups, within the U.S. E-commerce and dental service revenue for the three months ended March 31, 2025 and 2024, was approximately $1.2 million, respectively. For the three months ended March 31, 2025, international revenue was approximately $863,000, a decrease of $67,000, compared to March 31, 2024. For the three months ended March 31, 2025 and  2024, medical revenue was approximately $51,000 and $7,400, respectively, an increase of $44,000, compared to March 31, 2024.

Gross Profit for 2025 and 2024 were as follows:

	2025	2024	Change
Dental	$1,596,274	$1,673,129	$(76,855)
Medical	51,161	2,974	48,187
Total gross profit	$1,647,435	$1,676,103	$(28,668)

Consolidated gross profit for the three months ended March 31, 2025 was approximately $1.6 million, a decrease of approximately $29,000, compared to approximately $1.7 million for the same period in 2024.

Selling, general and administrative expenses for 2025 and 2024 were as follows:

	2025	2024	Change
Dental	$1,052,110	$953,668	$98,442
Medical	468,097	494,142	(26,045)
Corporate	1,736,521	1,587,466	149,055
Total selling, general and administrative expenses	$3,256,728	$3,035,276	$221,452

Consolidated selling, general and administrative expenses for the three months ended March 31, 2025 and 2024 were approximately $3.3 million and $3.0 million, respectively. The increase of approximately $221,000 is due to factors in several areas. Employee salaries and benefits expenses decreased approximately $81,000 for the three months ended March 31, 2025 compared to the same period in 2024. The Company decreased quality control, regulatory marketing, other selling, general and administrative, and royalties expenses by approximately by $66,000. The Company recorded an increase in professional fees, warehousing, and travel, expenses of approximately $368,000 for the three months ended March 31, 2025 compared to the same period in 2024.

Research and Development for 2025 and 2024 were as follows:

	2025	2024	Change
Dental	$364,807	$93,952	$270,855
Medical	4,313	259	4,054
Corporate		-	-
Total research and development	$369,120	$94,211	$274,909

Consolidated research and development expenses for the three months ended March 31, 2025 and 2024 were approximately $369,000 and $94,000, respectively. The increase of approximately $275,000 is related to the Company's development of the next generation STA Single Tooth Anesthesia System, offset by a decrease in medical expenses relating to the epidural consumables development. The Company has also decided to delay research and development on the STA Single Tooth Anesthesia System next generation instrument

Profit (Loss) from Operations for 2025 and 2024 were as follows:

	2025	2024	Change
Dental	$179,357	$625,510	$(446,153)
Medical	(421,249)	(491,428)	70,179
Corporate	(1,755,961)	(1,599,150)	(156,811)
Total loss from operations	$(1,997,853)	$(1,465,068)	$(532,785)

The loss from operations was approximately $2.0 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of approximately $0.5 million.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash for three months ended:

Cash flow:	March 31, 2025	March 31, 2024	Change
Net cash used in operating activities	$(1,008,089)	$(1,218,128)	$210,039
Net cash (used in) provided by financing activities	(1,304)	2,004,463	(2,005,767)
Net cash (used in) provided by financing activities	(2,278)	241,429	(243,707)
	$(1,011,671)	$1,027,764	$(2,039,435)

Operating Activities

Cash flows used in operating activities decreased $210,000 for the three months ended March 31, 2025 compared to March 31, 2024. The decrease was driven by an increase in accounts payable, prepaid expenses, inventory, and accounts receivable offset by decrease in accrued expense and advances on contracts.

Investing Activities

Cash flows used in investing activities decreased $2.0 million for the three months ended March 31, 2025 compared to March 31, 2024. The Company sold $2.0 million of marketable securities during the three months ended March 31, 2024 which increased cash and equivalents $2.0 million. As of March 31, 2025 the Company had no marketable securities.

Financing Activities

Cash flows provided by financing activities decreased $0.2 million for the three months ended March 31, 2025 compared March 31, 2024 due to the issuance of additional shares of the Company’s common stock due to a Public Placement Offering.

Consideration of Company’s ability to continue as a going concern.

The Company has incurred total losses since inception of  $130.0 million. The Company’s operating losses were approximately $2.0 million and $1.5 million, for the three months ended March 31 2025 and 2024, respectively. On March 31, 2025,  Milestone Scientific had cash and cash equivalents of approximately $2.2 million and working capital of approximately $4.2 million. For the three months ended March 31, 2025 and 2024, we had cash flows used in operating activities of approximately $1.0 million and $1.2 million, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management  has developed  and is implementing plans to increase revenues and decrease professional and consulting fees over the next twelve months. The Company has also decided to delay all research and development on the Single Tooth Anesthesia System next generation instrument. The Company believes that the existing cash and cash equivalents along with management plans, and the $800,000 in related party note financing received in April 2025 (See Note 11 and 13) will be sufficient to enable the Company to fund operations for the twelve months from the issuance of these financial statements and alleviates substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. During the three months ended March 31, 2025, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1A. Risk Factors

Except as disclosed below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2024 Annual Report.

Changes to United States tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

The United States has recently enacted and proposed to enact significant new tariffs, and President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy.  There has been and are ongoing discussions and commentaries regarding potential significant changes to U.S. trade policies, treaties and tariffs. There exists significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. We source important elements used in our products from China, and we have significant sales in jurisdictions outside the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations.

Government Action on tariffs and research grants and other funding may impede our ability to conduct our research and to raise capital.

Early 2025 federal government actions to impose tariffs and limit research grants and other funding, including funding universities and research enterprises, may cause disruption to our business.  These actions include the imposition of tariffs and ending or restructuring government research funding generally or in conjunction with higher learning institutional funding.  These government actions have been only recently implemented, therefore the full impact has yet to be realized by the Company.  Nonetheless, (i) tariffs are likely to increase the cost of doing business and to make it more difficult to obtain items where imported equipment is required by our own activities and the activities of our collaborative and research partners, and (ii) ending or reducing research funding is likely to make it more difficult to find collaborative research partners to work with us as government funding is an indirect support for our research and product development activities.  We also believe that as research funding impacts our collaborative research partners is reduced or withdrawn, it will make raising capital for the Company more difficult, as investors will want to know if the Company will be able to use the proceeds with fully funded entities for product development.

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

MILESTONE SCIENTIFIC INC.

/s/Neal Goldman
Interim Chief Executive Officer, and Acting Chief Accounting Officer (Principal Executive and Accounting Officer)
Date: May 15, 2025