Form 10-Q
period 2025-06-30
MILESTONE SCIENTIFIC INC.
filed 2025-08-14
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☑

As of August 14 2025, the registrant has a total of 78,559,147 shares of Common Stock, $0.001 par value outstanding.

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

Part I- Financial Information

Item 1. Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,274,314	$3,258,058
Accounts receivable, net of allowance for credit losses of $10,000, respectively	684,201	475,376
Accounts receivable, related party net	6,429	-
Prepaid expenses and other current assets	637,583	564,645
Inventories	3,897,017	3,713,215
Advances on contracts	1,131,284	1,275,260
Total current assets	7,630,828	9,286,554
Furniture, fixtures and equipment, net	14,671	12,921
Intangibles, net	113,494	148,404
Right of use assets finance lease	53,330	67,201
Right of use assets operating lease	214,357	257,842
Other assets	24,150	24,150
Total assets	$8,050,830	$9,797,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,450,585	$1,021,393
Accounts payable, related party	505,455	493,313
Accrued expenses and other payables	1,388,782	1,796,319
Accrued expenses, related party	279,185	304,293
Current portion of finance lease liabilities	20,502	12,530
Current portion of operating lease liabilities	123,161	116,279
Total current liabilities	3,767,670	3,744,127
Non-current portion of finance lease liabilities	41,005	54,672
Non-current portion of operating lease liabilities	101,883	165,573
Convertible notes payable, related parties	800,000	-
Total liabilities	$4,710,558	$3,964,372

Commitments and contingencies

Stockholders’ equity
Common stock, par value $0.001; authorized 100,000,000 shares; 78,592,480 shares issued and 78,559,147 shares outstanding as of June 30, 2025; 78,047,798 shares issued and 78,014,465 shares outstanding as of December 31, 2024;	78,592	78,048
Additional paid in capital	135,703,998	134,719,274
Accumulated deficit	(131,530,802)	(128,053,106)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific, Inc. stockholders' equity	3,340,272	5,832,700

Total liabilities and stockholders’ equity	$8,050,830	$9,797,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Product sales, net	$2,323,466	$1,853,764	$4,555,886	$4,102,609
Cost of products sold	705,860	442,560	1,290,845	1,015,302
Gross profit	1,617,606	1,411,204	3,265,041	3,087,307

Selling, general and administrative expenses	3,030,952	2,868,182	6,287,680	5,903,458
Research and development expenses	51,789	314,968	420,909	409,179
Depreciation and amortization expense	19,496	8,477	38,936	20,161
Total operating expenses	3,102,237	3,191,627	6,747,525	6,332,798

Loss from operations	(1,484,631)	(1,780,423)	(3,482,484)	(3,245,491)
Interest income, net	1,521	20,966	4,788	45,505
Gain on sale of net operating losses	-	1,983,095	-	1,983,095
Loss before provision for income taxes	(1,483,110)	223,638	(3,477,696)	(1,216,891)
Provision for income taxes	-	-	-	-
Net loss	(1,483,110)	223,638	(3,477,696)	(1,216,891)

Net loss per share applicable to common stockholders—
Basic and Diluted	(0.02)	0.00	(0.04)	(0.02)

Weighted average shares outstanding and to be issued—
Basic and diluted	82,049,984	79,966,833	81,903,323	80,412,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Stockholder Equity
Balance as of January 1, 2025	78,047,798	$78,048	$134,719,274	$(128,053,106)	$(911,516)	$5,832,700
Stock based compensation	-	-	330,787	-	-	330,787
Common stock to be issued to employees for bonuses	-	-	293,551	-	-	293,551
Common stock issued to board of directors for services	182,584	182	(182)	-	-	-
Net loss	-	-	-	(1,994,586)	-	(1,994,586)
Balance March 31, 2025	78,230,382	$78,230	$135,343,430	$(130,047,692)	$(911,516)	$4,462,452
Stock based compensation	-	-	159,679	-	-	159,679
Common stock issued for payment of consulting services	207,604	208	201,043	-	-	201,251
Common stock issued to board of directors for services	154,494	154	(154)	-	-	-
Net loss	-	-	-	(1,483,110)	-	(1,483,110)
Balance June 30, 2025	78,592,480	78,592	135,703,998	(131,530,802)	(911,516)	3,340,272

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Stockholder Equity
Balance January 1, 2024	75,881,840	$75,881	$132,187,656	$(123,339,509)	$(911,516)	$8,012,512
Stock based compensation	-	-	313,505	-	-	313,505
Common stock issued in public offering net of issuance cost of $42,273	372,110	372	191,784	-	-	192,156
Common Stock issued exercised warrants	103,500	104	51,647	-	-	51,751
Common stock issued for payment of consulting services	90,170	90	65,971	-	-	66,061
Common stock to be issued to employees for bonuses	30,165	31	264,922	-	-	264,953
Common stock issued to board of directors for services	154,494	154	(154)	-	-	-
Net loss	-	-	-	(1,440,529)	-	(1,440,529)
Balance at March 31, 2024	76,632,279	$76,632	$133,075,331	$(124,780,038)	$(911,516)	$7,460,409
Stock based compensation	-	-	207,690	-	-	207,690
Common stock issued for payment of consulting services	99,063	99	62,041	-	-	62,140
Common stock to be issued to employees for bonuses	322,937	324	(324)	-	-	-
Restricted common stock issued to employees	18,939	19	(19)	-	-	-
Common stock issued to board of directors for services	154,496	154	(154)	-	-	-
Net income	-	-	-	223,638	-	223,638
Balance at June 30, 2024	77,227,714	$77,228	$133,344,565	$(124,556,400)	$(911,516)	$7,953,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR SIX MONTHS ENDED

(UNAUDITED)

	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net loss	$(3,477,696)	$(1,216,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,026	3,631
Amortization of intangibles	34,910	16,530
Stock based compensation	490,465	521,195
Employees paid in stock	293,551	264,953
Expense paid in stock	201,251	128,201
Bad debt expense	8,525	-
Amortization of right-of-use asset	57,356	47,511
Changes in operating assets and liabilities:
Increase in accounts receivable	(217,350)	(74,172)
Increase in accounts receivable, related parties	(6,429)	-
Increase in inventories	(183,802)	(690,915)
Decrease in advances on contracts	143,976	120,595
Increase in prepaid expenses and other current assets	(72,938)	(256,818)
Increase in accounts payable	429,192	713,533
Increase in accounts payable, related party	12,142	404,317
Decrease in accrued expenses	(407,536)	(441,437)
(Decrease) increase in accrued expenses, related party	(25,108)	71,493
Decrease operating right of use lease asset	(56,808)	(46,199)
Net cash used in operating activities	$(2,772,273)	$(434,473)

Cash flows from investing activities:
Purchase of furniture, fixtures, and equipment	(5,776)	(6,596)
Sale of marketable securities	-	2,976,573
Net cash (used in) provided by investing activities	$(5,776)	$2,969,977

Cash flows from financing activities:
Net proceeds from public placement offering	-	192,156
Proceeds from issuance of convertible notes, related parties	800,000	-
Proceeds exercise of warrants	-	51,751
Payments finance lease obligations	(5,695)	(5,018)
Net cash provided by financing activities	$794,305	$238,889

Net (decrease) increase in cash and cash equivalents	(1,983,744)	2,774,393
Cash and cash equivalents at beginning of period	3,258,058	2,977,713
Cash and cash equivalents at end of period	$1,274,314	$5,752,106

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

Milestone Scientific was incorporated in the State of Delaware in August 1989. Milestone Scientific has developed a proprietary, computer-controlled anesthetic delivery device, using The Wand®, a single use disposable handpiece. The device is marketed in dentistry under the trademarks CompuDent® and STA Single Tooth Anesthesia System®, and in medicine under the trademark CompuMed®. CompuDent® is suitable for all dental procedures that require local anesthetic. CompuMed® is suitable for many medical procedures regularly performed in plastic surgery, hair restoration surgery, podiatry, colorectal surgery, dermatology, orthopedics, and many other disciplines. The dental devices are sold in the United States, Canada and in 49 other countries. Certain medical devices have obtained CE mark approval and can be marketed and sold in most European countries. In  June 2017, Milestone Scientific received 510(k) marketing clearance from the U.S. Food and Drug Administration (FDA) on the CompuFlo® Epidural Computer Controlled Anesthesia System (“Epidural”).

NOTE 2--GOING CONCERN AND LIQUIDITY

Our financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the unaudited condensed financial statements.

The Company has incurred total losses since the inception of $131.5 million. The Company’s operating losses were approximately $1.5 million and $3.5 million, for the three and six months ending June 30 2025, respectively. On June 30, 2025, Milestone Scientific had cash and cash equivalents of approximately $1.3 million and working capital of approximately $3.9 million. For the six months ending June 30, 2025 and 2024, we had cash flows used in operating activities of approximately $2.8 million and $0.4 million, respectively.

Based on our available cash and cash equivalents, recurring losses, accumulated deficit and the need to raise additional capital to finance operations, including proceeds received from the note financing received in April 2025, as of June 30, 2025, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that these unaudited condensed financial statements are issued.

We will seek additional funding through equity financings or debt financings to support our current operating plan. Although management intends to pursue plans to obtain additional funding to finance its operations, and we have successfully raised capital in the past, we may not be able to obtain financing on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders.

We are actively pursuing the generation of positive cash flows from operating activities through an increase in revenue from its dental business worldwide, the generation of revenue from its medical devices and disposables business in the United States and worldwide, and a reduction in operating expenses. However, our continued operations will depend on its ability to raise additional capital through various potential sources until it achieves profitability, if ever.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and the applicable rules and regulations of the Securities and Exchange Commission (SEC) include the accounts of Milestone Scientific and its wholly owned subsidiaries, including, Wand Dental (wholly owned), and Milestone Innovations Inc. (wholly owned).  All significant intra-entity transactions and balances have been eliminated in the consolidation.

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

3. Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the unaudited condensed consolidated financial statements have and reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the inventory valuation and cash flow assumptions regarding evaluations of going concern considerations. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

4. Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To achieve revenue recognition, the Company performs the following five steps:

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

Disaggregation of Revenue

The Company operates in two operating segments: Dental, and Medical. The Company evaluates each of two segments based on performance, using segment financial information compiled utilizing the accounting policies listed in Note 10 of this Form 10-Q.

The profitability of the segment helps the Company evaluate staffing levels, assess available cash for allocation to projects and resources, and make informed decisions on whether the segment's activities should be modified to align with the Company’s overall near- and long-term strategies. See Note 10 for revenues by geographical market, based on the customer’s location, and product category for the three and six months ended June 30, 2025, and 2024 respectively.

5. Cash and Cash Equivalents

Milestone Scientific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2025 and December 31, 2024, Milestone Scientific has approximately $1.3 million and $3.3 million, respectively of cash and cash equivalents. As of June 30, 2025, Milestone Scientific had cash in accounts that exceeded the Federal Deposit Insurance Corporation insurance limit of $250,000.

6.  Accounts Receivable

The E-commerce portal sells directly to end users and accepts online payments via credit and debit cards via a third-party credit card processor. These payments are settled within 2 business days of the transaction. Sales to distributors are on credit terms. The Company estimates losses from the ability or inability of its distributor to make payments on billed.

Distributors credit sales are due 90 days or less from the date of invoicing. As of June 30, 2025 and December 31, 2024, accounts receivable was recorded, net of allowance for credit losses of $10,000, respectively.

7. Inventories

Inventories principally consist of finished goods and component parts stated at the lower cost (first-in, first-out method) or net realizable value. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess slow moving, defective, and obsolete inventory is recorded if required based on past and expected future sales, potential technological obsolescence, and product expiration requirements.

The valuation allowance creates a new cost basis for the inventory, and it is not subsequently marked up through a reduction in the valuation allowance based on any changes in the underlying facts and circumstances. When the valuation allowance is initially recorded, the increase to the allowance is recognized as an increase in cost of sales. The valuation allowance is only reduced if or when the underlying inventory is sold or destroyed, at which time the cost of sales recognized would include the previous adjusted cost basis.

8. Convertible Notes Payable, Related Parties

The Company accounts for Convertible Notes Payable, Related Parties in accordance with ASC 470, Debt. Based on analysis performed by the Company, no embedded conversion or redemption features required bifurcation as derivatives in accordance with ASC 815, Derivatives and Hedging.

9. Basic and Diluted Net Loss Per Common Share

Milestone Scientific presents “basic” earnings (loss) per common share applicable to common stockholders and, if applicable, “diluted” earnings (loss) per common share applicable to common stockholders pursuant to the provisions of ASC 260, “Earnings per Share”. Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued common shares as follows: 82,049,984 and 81,903,323 for the three and six months ended June 30, 2025 and 79,966,833 and 80,412,397 for the three and six months ended June 30, 2024 respectively. The calculation of diluted earnings per common share is like that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. Since Milestone Scientific had net losses in the six months ended June 30, 2025 and 2024, the assumed effects of the exercise of potentially dilutive outstanding stock options, unissued restricted stock awards (“RSA”), and convertible notes payable, related parties, were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, convertible notes payable, and RSA's totaled 3,792,211 and 3,128,652 for six months ended June 30, 2025 and 2024, respectively.

10. Recent Accounting Pronouncements

Recently Issued Accounting Pronouncement

In November 2024, the Financial Accounting Standards Board, “FASB”, issued Accounting Standards Update “ASU” 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), to improve the disaggregation of expenses within the consolidated statement of operations. The amendments in ASU 2024-03 require disclosures, in the notes to the consolidated financial statements, specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity disclose (a) employee compensation, (b) depreciation, and (c) intangible asset amortization included in each relevant expense caption; include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements; and disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendments in ASU 2024-03 are effective January 1, 2027, and effective for interim periods beginning January 1, 2028. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company will evaluate the impact of ASU 2024-03 on its consolidated financial statements.

Recently Adopted Accounting Pronouncement

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide improvements primarily related to the rate reconciliation and income taxes paid information included in income tax disclosures. The Company would be required to disclose additional information regarding reconciling items equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory tax rate. Similarly, the Company would be required to disclose income taxes paid (net of refunds received) equal to or greater than five percent of total income taxes paid (net of refunds received). Additionally, the Company would be required to disclose income (loss) from continuing operations before income tax expense disaggregated by foreign and domestic jurisdictions, as well as income tax expense disaggregated by federal, state, and foreign jurisdictions. The amendments in ASU 2023-09 are effective January 1, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating the impact of the adoption of the ASU 2023-09 on its consolidated financial statements.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which provides improvements to reportable segment disclosure requirements, primarily through enhanced disclosures around segment expenses. ASU 2023-07 requires us to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. ASU 2023-07 also requires that the Company disclose an amount for other segment items by reportable segment, a description of their composition and provide all annual disclosures about a reportable segment’s profit or loss and assets pursuant to Topic 280 during interim periods. The Company must also disclose the CODM’s title and position, as well as certain information around the measures used by the CODM and an explanation of how the CODM uses the reported measures in assessing segment performance and deciding how to allocate resources. For public entities with a single reportable segment, the entity must provide all the disclosures required pursuant to ASU 2023-07 and all existing segment disclosures under Topic 280. The amendments of ASU 2023-07 are effective for us for annual periods beginning January 1, 2024, and effective for interim periods beginning January 1, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. As of January 1, 2024, the Company adopted ASU 2023-07 on within consolidated financial statements. See Note 10 for more information.

NOTE 4 — INVENTORIES

Inventories consist of the following:

	June 30, 2025	December 31, 2024

Dental finished goods	$3,677,357	$3,640,391
Medical finished goods	121,815	-
Component parts and other materials	97,845	72,824
Total inventories	$3,897,017	$3,713,215

The Company had an allowance on slow moving Medical finished goods due to the slow adoption of the epidural instruments and handpieces for approximately $1.1 million as of June 30, 2025, and December 31, 2024, respectively.

NOTE 5 — ADVANCES ON CONTRACTS

The advances on contracts represent funding of future STA devices, epidural instruments, and epidural replacements parts. The balance of advances as of June 30, 2025 and December 31, 2024 is approximately $1.1 million and $1.3 million, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

NOTE 6 — CONVERITBLE NOTE PAYABLE, RELATED PARTY

On April 9, 2025, the Company issued a series of promissory notes (the "Notes") in the aggregate amount of $800,000, to Mr. Neal Goldman, Ms. Benedetta Casamento, and Dr. Didier Demesmin, each of whom is a director of the Company.  The Notes are due April 9, 2028, and bear interest at the annual rate of prime less 2.50%, payable annually. All principal and interest shall be payable in cash and/or shares of common stock at the sole discretion of the Company.

The Notes are convertible into shares of common stock by the holder at any time and by the Company at maturity. If the Company sells equity securities for gross proceeds in excess of $4,000,000, the holders may request repayment of their note in either cash, shares of common stock or a combination of cash and shares; provided, that the holders would then be entitled to receive only so much cash as the net proceeds to the Company in such sale of equity securities, after payment of other indebtedness and other uses (other than working capital) specified as a use of the proceeds in the relevant offering or disclosure documentation, shall be in excess of $4,000,000. Upon a liquidation event of the Company, as defined in the Notes which includes a sale of the Company or assets, a merger, reorganization or combination transaction where the shareholders before the transaction own less than 50% of the Company after the transaction and a liquidation, dissolution or winding-up of the Company, the Notes will be repaid in cash or its portion of any non-cash consideration. The conversion rate for any issuance of shares of common stock will be at the then fair value of a share of common stock, with the fair value being determined with reference to the public market price of a share of common stock based on the average of the 15 most recent trading days, but not less than $0.50. The Notes are unsecured and have typical default terms. As of June 30, 2025, the Notes were convertible into 963,855 shares of common stock based on an average trading price of $0.83 per share.

NOTE 7— STOCKHOLDERS’ EQUITY

PUBLIC OFFERING

On  January 12, 2024 the underwriter exercised its over-allotment option as to 372,110 shares of common stock for net proceeds after discounts and commission of $192,156.

SHARES TO BE ISSUED

As of June 30, 2025 and 2024, there were 3,076,871 and 2,657,058, respectively, shares to be issued whose issuance has been deferred under the terms of employment and consulting agreements with officers and directors and other employees of Milestone Scientific. Such shares will be issued to each party upon termination of their employment or other relationship with the Company.

As of June 30, 2025 and 2024, there were 631,792 and 527,625, respectively, shares to be issued to non-employees, that will be issued to non-employees for services rendered. The number of shares was fixed by contract prior to the date of grant, subject to performance, and were fully earned upon the grant date.

The following table summarizes information about shares to be issued for the six month periods ending June 30, 2025 and 2024.

	June 30, 2025	June 30, 2024

Shares-to-be-issued, outstanding January 1, 2025 and 2024, respectively	3,393,017	3,098,917
Granted in current period	315,646	438,868
Issued in current period	-	(353,102)
Shares-to be issued outstanding June 30, 2025 and 2024, respectively	3,708,663	3,184,683

NOTE 8 — STOCK OPTION PLANS

Milestone Scientific Inc., the Amended and Restated 2020 Equity Incentive Plan, provides for awards of restricted common, stock restricted stock units, options to purchase and other awards. On June 28, 2023 the plan was amended and restated (the "2020 Plan") to increase the maximum shares that can be issued thereunder to 11,500,000 shares of common stock. The plan expires in June 2031. Options may be granted to employees, directors, and consultants of Milestone Scientific for the purchase of shares of common stock at a price not less than the fair market value of common stock on the date of grant. Generally, options become exercisable over a three-year period from the grant date and expire five years after the date of grant.

Milestone Scientific recognizes compensation expenses over the requisite service period and in the case of performance-based options over the period of the expected performance. For the three and six months ended June 30, 2025, Milestone Scientific recognized approximately $158,000 and $329,000 of total employee compensation cost, respectively, recorded in general and administrative expenses on the statement of operations. For the three and six months ended June 30, 2024, Milestone Scientific recognized approximately $170,000 and $358,000 of total employee compensation cost, respectively, recorded in general and administrative expenses on the statement of operations.

As of June 30, 2025, there was $528,000 of total unrecognized compensation cost related to non-vested options. Milestone Scientific expects to recognize these costs over a weighted average period of 0.75 years.

There were no options granted to employees during the six months ended June 30, 2025 are presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding at January 1, 2025	2,951,989	2.29	4.54	-
Granted during 2025	-	-		-
Exercised during 2025	-	-	-	-
Forfeited or expired during 2025	(216,296)	1.52	-	-
Options outstanding June 30, 2025	2,735,693	2.39	4.38	-
Exercisable, June 30, 2025	2,335,694	2.38	4.14	-

A summary of option activity for non-employees under the plans and changes during the six months ended June 30, 2025 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding at January 1, 2025	99,996	1.74	2.12	5,750
Granted during 2025	16,666	0.94	4.69
Exercised during 2025	-	-
Forfeited or expired during 2025	(24,999)	1.70
Options outstanding June 30, 2025	91,663	1.60	2.68	-
Exercisable, June 30, 2025	66,660	1.86	2.06	-

The fair value of the non-employee options was estimated on the date of grant using the Black Scholes option-pricing model at the date of grant. For the three and six months ended June 30, 2025, Milestone Scientific recognized approximately $1,400 and $8,000 expenses related to non-employee options, respectively.  For the three and six months ended  June 30, 2024, Milestone Scientific recognized approximately $1,100 and $2,200, respectively of expense related to non-employee options.

A summary of restricted stock under the plans and changes during the six months ended June 30, 2025 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested as January 1, 2025	365,171	0.89
Granted	-	-
Vested	(337,081)	0.89
Cancelled	(28,090)	0.89
Non-vested as June 30, 2025	-	-

The Company granted 730,340 restricted stock awards with a fair market value of $0.89 per share. Such restricted stock vests as follows: 25% on the grant date in June 2024, and 25% quarterly, on the first day of the following months: October 2024, January 2025, and April 2025. These awards vest immediately upon a change of control as defined in the agreements. For the three and six months ended June 30, 2025, the Company recognized approximately $1,500 and $155,500, respectively, for restricted stock expenses recorded in general and administrative expenses on the statement of operation. As of June 30, 2025 there was no unrecognized compensation expense.

NOTE 9 — INCOME TAXES

The utilization of Milestone Scientific's net operating losses may be subject to a substantial limitation due to the "change of ownership provisions" under Section 382 of the Internal Revenue Code and similar state provisions. Such limitations may result in the expiration of the net operating loss carry forwards before their utilization. Milestone Scientific has established a 100% valuation allowance for all its deferred tax assets due to uncertainty as to their future realization.

In April 2024, we received approximately $2.0 million, net of expenses, from the sale of New Jersey net operating losses (“NOL”), that were eligible for sale under the State of New Jersey’s Economic Development Authority’s New Jersey Technology Business Tax Certificate Transfer Program (” NJEDA Program”). For the three and six month ended June 30, 2024 the Company recorded approximately $2.0 million in gain on sale of net operating losses within the unaudited condensed consolidated statement of operations.

Pursuant to the NJEDA program, the Company must retain a physical presence in the state of New Jersey for a period of 5 years after the sale of the NOLs. If the Company does not retain a physical presence during the 5 years after the sale of the NOLs, the Company can be liable to pay the state of New Jersey up to $2.2 million of the surrendered NOLs

NOTE 10— SEGMENT AND GEOGRAPHIC DATA

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

The following tables present information about our reportable and operating segments for the three and six months ended June 30, 2025, and 2024:

	Three Months ending June 30, 2025
	Corporate	Dental	Medical	Grand Total
Product sales, net	-	2,291,366	32,100	2,323,466
Cost of products sold	-	704,866	994	705,860
Gross Margin	-	1,586,500	31,106	1,617,606

Salaries & employee benefits	206,777	440,463	192,733	839,973
Stock-based compensation expense	159,678	-	-	159,678
Royalty expense	-	118,174	1,605	119,779
Marketing	10,156	48,047	19,907	78,110
Rent & occupancy costs	21,703	13,852	8,657	44,212
Consultants and professional services fees	698,388	83,134	119,069	900,591
Insurance	40,503	45,225	40,078	125,806
Warehousing expense	5,033	106,685	17,188	128,906
Regulatory expense	263,931	66,144	3,087	333,162
Travel expense	12,005	25,870	35,330	73,205
Research and development expense	-	47,089	4,700	51,789
Depreciation and amortization expense	19,496	-	-	19,496
Other segment items	79,433	136,193	11,904	227,530
Total operating expenses	1,517,103	1,130,876	454,258	3,102,237

Operating income (loss)	(1,517,103)	455,624	(423,152)	(1,484,631)

	Three Months ending June 30, 2024
	Corporate	Dental	Medical	Grand Total
Product sales, net	-	1,834,764	19,000	1,853,764
Cost of products sold	-	442,659	(99)	442,560
Gross Margin	-	1,392,105	19,099	1,411,204

Salaries & employee benefits	307,416	344,828	195,922	848,166
Stock-based compensation expense	207,688	-	-	207,688
Royalty expense	-	94,000	950	94,950
Marketing	20,144	140,446	9,400	169,990
Rent & occupancy costs	25,087	12,243	7,652	44,982
Consultants and professional services fees	485,328	1,354	267,114	753,796
Insurance	127,909	-	3,661	131,570
Warehousing expense	3,615	120,794	14,978	139,387
Regulatory expense	140,295	(913)	6,332	145,714
Travel expense	6,733	41,237	24,204	72,174
Research and development expense	-	314,968	-	314,968
Depreciation and amortization expense	8,477	-	-	8,477
Other segment items	154,095	103,704	1,966	259,765
Total operating expenses	1,486,787	1,172,661	532,179	3,191,627
Operating income (loss)	(1,486,787)	219,444	(513,080)	(1,780,423)

	Six Months ending June 30, 2025
	Corporate	Dental	Medical	Grand Total
Product sales, net	-	4,472,536	83,350	4,555,886
Cost of products sold	-	1,289,761	1,084	1,290,845
Gross Margin	-	3,182,775	82,266	3,265,041

Salaries & employee benefits	323,885	881,961	398,847	1,604,693
Stock-based compensation expense	490,466	-	-	490,466
Royalty expense	-	228,102	4,168	232,270
Marketing	14,417	131,676	44,227	190,320
Rent & occupancy costs	34,411	26,373	16,483	77,267
Consultants and professional services fees	1,783,082	140,795	261,359	2,185,236
Insurance	83,375	94,222	82,514	260,111
Warehousing expense	6,238	219,000	25,961	251,199
Regulatory expense	328,821	82,994	5,399	417,214
Travel expense	16,479	57,538	65,292	139,309
Research and development expense	-	411,896	9,013	420,909
Depreciation and amortization expense	38,936	-	-	38,936
Other segment items	152,951	273,239	13,405	439,595
Total operating expenses	3,273,061	2,547,796	926,668	6,747,525
Operating income (loss)	(3,273,061)	634,979	(844,402)	(3,482,484)

	Six Months ending June 30, 2024
	Corporate	Dental	Medical	Grand Total
Product sales, net	-	4,076,189	26,420	4,102,609
Cost of products sold	-	1,010,955	4,347	1,015,302
Gross Margin	-	3,065,234	22,073	3,087,307

Salaries & employee benefits	557,899	754,413	398,810	1,711,122
Stock-based compensation expense	519,115	-	2,078	521,193
Royalty expense	-	209,321	1,321	210,642
Marketing	48,346	217,437	17,717	283,500
Rent & occupancy costs	35,799	24,486	15,304	75,589
Consultants and professional services fees	1,122,379	84,052	486,762	1,693,193
Insurance	203,882	44,913	33,598	282,393
Warehousing expense	6,154	226,703	19,872	252,729
Regulatory expense	237,817	5,063	6,332	249,212
Travel expense	27,626	49,214	47,154	123,994
Research and development expense	-	408,270	909	409,179
Depreciation and amortization expense	20,161	-	-	20,161
Other segment items	297,214	195,761	6,916	499,891
Total operating expenses	3,076,392	2,219,633	1,036,773	6,332,798
Operating income (loss)	(3,076,392)	845,601	(1,014,700)	(3,245,491)

	June 30, 2025
	Corporate	Dental	Medical	Grand Total
Total Assets	2,010,665	5,653,581	386,584	8,050,830
	2,010,665	5,653,581	386,584	8,050,830

	December 31, 2024
	Corporate	Dental	Medical	Grand Total
Total Assets	3,992,825	5,359,734	444,513	9,797,072
	3,992,825	5,359,734	444,513	9,797,072

NOTE 11– CONCENTRATIONS

Milestone Scientific has informal arrangements with third-party U.S. manufacturers of the STA devices, and epidural instruments pursuant to which they manufacture these products under specific purchase orders which contains advance payments for long lead items for production. Advances on contracts have been classified as current at  June 30, 2025 and December 31, 2024. The termination of the manufacturing relationship with any of these manufacturers could have a material adverse effect on Milestone Scientific’s ability to produce and sell its products. Although alternate sources of supply exist, and new manufacturing relationships could be established, Milestone Scientific would need to recover its existing tools or have new tools produced. Establishing new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, because of termination of such a relationship, would have a material adverse effect on Milestone Scientific’s financial condition, business, and results of operations.

On January 3, 2023, the Company launched an E-Commerce platform selling and shipping STA Single Tooth Anesthesia System® (STA) and handpieces directly to dental offices and dental groups within the U.S. For the three months ended June 30, 2025, and June 30, 2024, E-Commerce accounted for 53% and 66% of net product sales, respectively. For the three months ended June 30, 2025, one international distributor accounted for 10% of net product sales. For the six months ended June 30, 2025, and June 30, 2024, E-Commerce accounted for 50% and 59% of net product sales, respectively.

The Company had three distributors that accounted for 32%, 16%, 13% of accounts receivable, respectively, for six months ended June 30, 2025. The Company had three distributors that accounted for 22%, 13% and 11% of accounts receivable, respectively as of December 31, 2024.

As of June 30, 2025, the Company had four suppliers that accounted for 25%, 24%, 12% and 11%, respectively, of accounts payable and accounts payable, related party. The Company had two suppliers that accounted for 31% and 30%, respectively of accounts payable and accounts payable, related party as of December 31, 2024.

NOTE 12 -- RELATED PARTY TRANSACTIONS

United Systems

Milestone Scientific has a supply agreement with United Systems, the principal supplier of its handpieces, pursuant to which it procures manufactured products under specific purchase orders, but without minimum purchase commitments. Purchases from this supplier were approximately $285,000 and $772,000 for the three and six months ended June 30, 2025. Purchases from this supplier were approximately $423,000 and $1.2 million for the three and six months ended June 30, 2024.

As of June 30,2025, and December 31, 2024, Milestone Scientific owed this supplier approximately $539,000 and $663,000, respectively, which is included in accounts payable and accrued expenses related party on the unaudited condensed consolidated balance sheets.

Director of Clinical Affairs

The Director of Clinical Affairs’ royalty fee was approximately $119,000 and $232,000 for the three and six months ended June 30, 2025, respectively. The Director of Clinical Affairs’ royalty fee was approximately $95,000 and $211,000 for the three and six months ended June 30, 2024, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of $39,000, and $78,000 for the three and six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, Milestone Scientific owed the Director Clinical Affairs for royalties of approximately $125,000 and $110,000, respectively, which is included in accounts payable, related party and accrued expense, related party, in the unaudited condensed consolidated balance sheets.

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

Compensation under the Employment Agreement and the Consulting Agreement is payable for 9.5 years from May 19, 2021. The Company recorded expenses of $50,000 and $100,000 related to the Employment Agreement for the three and six months ended June 30, 2025 and 2024 respectively. The Company recorded expenses of $50,000 and $100,000 related to the Consulting Agreement for the three and six months ended June 30, 2025 and 2024 respectively. Mr. Osser also owns 2,717,765 of the Company's stock, and 2,481,048 shares to be issued at the termination of his employment agreement.

Dr. D. Demesmin, Director

As of February 2024, the University Pain Medicine Center (STEMMEE), of which Dr. D. Demesmin, a Company board member is the CEO agreed to purchases products from the Company under the same terms and conditions applying to other medical pain clinics in the United States. STEMMEE purchased medical products in the amount of $15,000 and $21,000 for the three and six months ended June 30, 2025. STEMMEE purchased medical products in the amount of $6,000 and $9,000 for the three and six months ended June 30, 2024.

Arjan J. Haverhals, Director

The Company entered into a consulting agreement with Mr. Arjan Haverhals, which commenced on January 1, 2025, and continues for an indefinite period, subject to the Company having the right to terminate the Consulting Agreement on 30 days advance notice in the event of his disability to provide services and either party having the right to terminate the Consulting Agreement on 90 days’ advance notice. Mr. Haverhals will be paid an annual fee at the rate of $350,000, at the at the rate of $150,000 in respect of the first calendar quarter of 2025, and at the rate of $67,000 in respect of each subsequent calendar quarter of 2025, payable monthly in arrears, in each case in equal monthly installments on the last day of each month of such quarter.

The Company will reimburse Mr. Haverhals for reasonable expenses in providing the services. Mr. Haverhals will be an independent contractor and will not be provided with health and accident insurance, life insurance, paid sick leave and/or paid vacation time. In connection with the Consulting Agreement, he has also entered into a Company-standard form of non-disclosure, non-solicitation, non-competition, and invention agreement.  Mr. Haverhals continues as a director of the Company and as a director of Milestone Scientific. Company recorded expenses of $67,000 and $216,000 related to the consulting agreement for the three and six months ended June 30, 2025 respectively.

Mr. Haverhals will be issued 912,736 shares of the Company's stock six months after his resignation as CEO and in accordance with such consulting agreement. As of June 30, 2025 the share have not been issued to Mr. Haverhals.

NOTE 13 — COMMITMENTS

(1) Contract Manufacturing Agreement

Milestone Scientific has informal arrangements with third-party manufacturers of the STA devices, and epidural instruments pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. The Company has a purchase commitment for the delivery of 2,000 STA instruments as of June 30, 2025. As of June 30, 2025, the purchase order commitment was approximately $2.5 million, and approximately $786,000 was paid and reported in advance on contracts in the unaudited consolidated balance sheet. As of June 30, 2025 the Company recorded approximately $293,000 for the development of the next generation instrument in advances on contracts in the unaudited consolidated balance sheet. As of  December 31, 2024, the purchase order commitment was approximately $3.2 million, and approximately $932,000 was paid and reported in advance on contracts in the consolidated balance sheet.

The advances on contracts represent funding of future epidural instruments, and epidural replacements parts. As of June 30, 2025 and December 31, 2024 the company also has advances on an open purchase order for long lead items for a future purchase order for the manufacturing of Epidural instrument of approximately $34,000 and $168,000 respectively.

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

●	The expected lease terms include non-cancellable lease periods. Renewal option periods are not included in the determination of the lease terms as they were not reasonably certain to be exercised.

The components of lease expense were as follows:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cash paid for operating lease liabilities	$31,882	$33,290	$63,764	$65,272
Cash paid for finance lease liabilities	3,417	2,685	6,834	5,370
Weighted Average Remaining Lease Term
Finance leases (years)			4.50 years	0.55 years
Operating leases (years)			1.75 years	2.75 years
Weighted-average discount rate – operating leases			9.20%	9.20%
Weighted-average discount rate – finance leases			0.00%	9.20%

NOTE 14— SUBSEQUENT EVENTS

Effective July 31, 2025, the Board of Directors of Milestone Scientific Inc. (the “Company”) appointed Eric Hines as President and Chief Executive Officer, and as a director of the Company. From July 31, 2025 through December 31, 2025 (the “Initial Term”), Mr. Hines will be entitled to base compensation at the rate of $15,000 per month. From January 1, 2026, subject to Mr. Hines’s continued employment at the Company by mutual agreement (the “Extended Term”), Mr. Hines will be entitled to base compensation at the rate of $25,000 per month. In addition to his base compensation, Mr. Hines will be granted options (the “Signing Bonus Options”) for an aggregate of 2,000,000 shares of Common Stock of the Company. The exercise price of the Signing Bonus Options will be the fair market value of shares of Common Stock of the Company on the date of grant. Ten percent (10%) of the Signing Bonus Options will vest on the date of grant and the remaining ninety percent (90%) will vest in three (3) equal annual installments of 600,000 shares each. In addition, it is expected that Mr. Hines would be entitled to receive an annual incentive bonus, comprised of (i) separate performance-based bonuses; and (ii) a discretionary bonus, each as determined by the Company’s Compensation Committee, in its sole discretion.

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

OVERVIEW

Milestone Scientific is a biomedical technology company that patents, designs, develops, and commercializes innovative diagnostic and therapeutic injection technologies and devices for medical and dental use. Since our inception, we have engaged in pioneering proprietary, innovative, computer-controlled injection technologies, and solutions for the medical and dental markets. We believe our technologies are proven and well established. Our common stock was initially listed on the NYSE American on June 1, 2015, and trades under the symbol “MLSS".

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

Our device, The Wand®, a single use disposable handpiece, is marketed in dentistry under the trademark CompuDent®, and STA Single Tooth Anesthesia System® and is suitable for all dental procedures that require local anesthetic. The dental devices currently are sold in the United States, Canada and in over 41 other countries. Milestone Scientific also has 510(k) marketing clearance from the U.S. Food and Drug Administration (FDA) on the CompuFlo® Epidural Computer Controlled Anesthesia System in the lumbar, thoracic, and cervical thoracic junction of the spine region. In addition, Milestone Scientific has obtained CE mark approval and can be marketed and sold in most European countries.

Our recent receipt of chronology-Specific CPT Code for the Company's technology by the American Medical Association marks an important milestone, which could increase the potential number of anesthesia pain management clinics adopting the CompuFlo instrument. A CPT code expands the potential for reimbursement of epidural procedures in pain management utilizing the CompuFlo Epidural System., which should help accelerate the commercial roll-out of CompuFlo in the U.S

Milestone Scientific and its subsidiaries currently hold over 317 U.S. and foreign patents, and many patents pending and patent applications. The Company’s patents and patent applications relate to drug delivery methodologies, Peripheral Nerve Block, drug flow rate measurement, pressure/force computer-controlled drug delivery with exit pressure, dynamic pressure sensing, automated rate control, automated charging, drug profiles, audible and visual pressure/force feedback, tissue identification, identification of a target region drug delivery injection unit, drug drive unit for anesthetic, handpiece, and injection device.

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

Our dental devices have been used to administer over 95 million injections worldwide. Each of our devices has a related single disposable handpiece, leading to a continuing revenue stream following the sale of the device. At present, we sell disposable handpieces unique to our legacy product (the Wand and CompuDent) to users who have not upgraded to our current dental product, the STA Single Tooth Anesthesia System.

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

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category:

	For the Three Months Ended June 30, 2025			For the Three Months Ended June 30, 2024
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$183,190	$2,000	$185,190	$194,676	$1,000	$195,676
Handpieces	1,085,047	30,100	1,115,147	1,136,124	18,000	1,154,124
Accessories	10,029	-	10,029	14,977	-	14,977
Grand Total	1,278,266	32,100	1,310,366	1,345,777	19,000	1,364,777

International: Rest of World
Instruments	$269,871	$-	$269,871	$125,176	$-	$125,176
Handpieces	732,218	-	732,218	357,645	-	357,645
Accessories	11,011	-	11,011	6,166	-	6,166
Grand Total	1,013,100	-	1,013,100	488,987	-	488,987

Total Product Sales	$2,291,366	$32,100	$2,323,466	$1,834,764	$19,000	$1,853,764

	For the Six Months Ended June 30, 2025			For the Six Months Ended June 30, 2024
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$361,065	$5,000	$366,065	$408,551	$1,000	$409,551
Handpieces	2,100,894	74,350	2,175,244	2,216,557	25,420	2,241,977
Accessories	24,389	-	24,389	31,667	-	31,667
Grand Total	2,486,348	79,350	2,565,698	2,656,775	26,420	2,683,195

International: Rest of World
Instruments	$344,814	$4,000	$348,814	$407,262	$-	$407,262
Handpieces	1,508,065		1,508,065	1,004,594	-	1,004,594
Accessories	23,309		23,309	7,558	-	7,558
Grand Total	1,876,188	4,000	1,880,188	1,419,414	-	1,419,414

International: China
Instruments	$110,000	$-	$110,000	$-	$-	$-
Handpieces	-	-	-	-	-	-
Accessories	-	-	-	-	-	-
Grand Total	110,000	-	110,000	-	-	-

Total Product Sales	$4,472,536	$83,350	$4,555,886	$4,076,189	$26,420	$4,102,609

Current Product Platform

See Note 1, “Organization and Business”.

Results of Operations

The following table sets forth the consolidated results of operations for the three and six months ended June 30, 2025 and 2024, respectively. The trends suggested by this table may not be indicative of future operating results:

Results of Operations

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Operating results:
Product sales, net	$2,323,466	$1,853,764	$4,555,886	$4,102,609
Cost of products sold	705,860	$442,560	1,290,845	1,015,302
Gross profit	1,617,606	1,411,204	3,265,041	3,087,307

Operating expenses:
Selling, general and administrative expenses	3,030,952	2,868,182	6,287,680	5,903,458
Research and development expenses	51,789	314,968	420,909	409,179
Depreciation and amortization expense	19,496	8,477	38,936	20,161
Total operating expenses	3,102,237	3,191,627	6,747,525	6,332,798
Loss from operations	(1,484,631)	(1,780,423)	(3,482,484)	(3,245,491)
Gain on sale of net operating losses	-	1,983,095	-	1,983,095
Interest income, net	1,521	20,966	4,788	45,505
Net loss	$(1,483,110)	$223,638	$(3,477,696)	$(1,216,891)

Three months ended June 30, 2025 compared to three months ended June 30, 2024

Net sales for 2025 and 2024 were as follows:

	2025	2024	Change
Dental	$2,291,366	$1,834,764	$456,602
Medical	32,100	19,000	13,100
Total sales, net	$2,323,466	$1,853,764	$469,702

Consolidated revenue for the three months ended June 30,2025, and 2024, was approximately $2.3 million and an increase of approximately $470,000. E-commerce dental revenue for the three months ended June 30, 2025 and 2024, was approximately $1.3 million respectively. For the three months ended June 30, 2025 and 2024, international revenue was approximately $1.0 million, and $489,000, respectively, an increase of $511,000. For the three months ended June 30, 2025 and 2024, medical revenue was approximately $32,000 and $19,000, respectively, an increase of $13,000, compared to June 30, 2024.

Gross Profit for 2025 and 2024 were as follows:

	2025	2024	Change
Dental	$1,586,500	$1,392,109	$194,391
Medical	31,106	19,095	12,011
Total gross profit	$1,617,606	$1,411,204	$206,402

Consolidated gross profit for the three months ended June 30, 2025 was approximately $1.6 million, an increase of approximately $206,000, compared to approximately $1.4 million for the same period in 2024.

Selling, general and administrative expenses for 2025 and 2024 were as follows:

	2025	2024	Change
Dental	$1,083,794	$884,547	$199,247
Medical	449,551	546,760	(97,209)
Corporate	1,497,607	1,436,875	60,732
Total selling, general and administrative expenses	$3,030,952	$2,868,182	$162,770

Consolidated selling, general and administrative expenses for the three months ended June 30, 2025 and 2024 were approximately $3.0 million and $2.9 million, respectively. The increase of approximately $163,000 is due to factors in several areas. Employee salaries and benefits expenses decreased approximately $56,000 for the three months ended June 30, 2025 compared to the same period in 2024. The Company decreased regulatory marketing, warehousing, and other selling, general and administrative by approximately $141,000. The Company recorded an increase in quality control, royalties’ expense, professional fees, and travel expenses of approximately $360,000 for the three months ended June 30, 2025 compared to the same period in 2024.

Research and Development for 2025 and 2024 were as follows:

	2025	2024	Change
Dental	$47,089	$314,319	$(267,230)
Medical	4,700	649	4,051
Corporate	-	-	-
Total research and development	$51,789	$314,968	$(263,179)

Consolidated research and development expenses for the three months ended June 30, 2025 and 2024 were approximately $52,000 and $315,000, respectively. The decrease of approximately $263,000. The Company has decided to delay research and development on the STA Single Tooth Anesthesia System next generation instrument.

Profit (Loss) from Operations for 2025 and 2024 were as follows:

	2025	2024	Change
Dental	$455,626	$193,243	$262,383
Medical	(423,152)	(528,315)	105,163
Corporate	(1,517,105)	(1,445,351)	(71,754)
Total loss from operations	$(1,484,631)	$(1,780,423)	$295,792

The loss from operations was approximately $1.5 million and $ 1.8 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of approximately $296,000. The decrease is due to an increase in salaries and a reduction in selling, general, and administrative expenses.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

Net sales for 2025 and 2024 were as follows:

	2025	2024	Change
Dental	$4,472,536	$4,076,189	$396,347
Medical	83,350	26,420	56,930
Total sales, net	$4,555,886	$4,102,609	$453,277

Consolidated revenue for the six months ended June 30, 2025 and 2024, was approximately $4.6 million, an increase of approximately $453,000.  E-Commerce and dental service revenue for the six months ended June 30, 2025 was approximately $2.6 million and $2.7 million, respectively, an increase of approximately $0.1 million. For the six months ended June 30, 2025, international revenue was approximately $1.9 million  and $1.4 million an increase of $500,000, compared to June 30, 2024. For the six months ended June 30, 2025, sales in China revenue was approximately $110,000, compared to zero as of June 30, 2024. For the six months ended June 30, 2025 and 2024, medical revenue was approximately $83,000 and $26,000, respectively, an increase of $57,000, compared to June 30, 2024.

Gross Profit for 2025 and 2024 were as follows:

	2025	2024	Change
Dental	$3,182,775	$3,065,235	$117,540
Medical	82,266	22,072	60,194
Total gross profit	$3,265,041	$3,087,307	$177,734

Consolidated gross profit for the six months ended June 30, 2025 was approximately $3.3 million, an increase of approximately $178,000, compared to approximately $3.1 million for the same period in 2024.

Selling, general and administrative expenses for 2025 and 2024 were as follows:

	2025	2024	Change
Dental	$2,135,900	$1,838,216	$297,684
Medical	917,655	1,040,902	(123,247)
Corporate	3,234,125	3,024,340	209,785
Total selling, general and administrative expenses	$6,287,680	$5,903,458	$384,222

Consolidated selling, general and administrative expenses for the six months ended June 30, 2025 and 2024 were approximately $6.3 million and $5.9 million, respectively. The increase of approximately $384,000 is due to factors in several areas. Employee salaries and benefits expenses decreased approximately $137,000 for the six months ended June 30, 2025 compared to the same period in 2024. The Company decreased regulatory marketing, warehousing, and other selling, general and administrative by approximately $176,000. The Company recorded an increase in quality control, royalty expenses, travel expenses, and professional fees of approximately $696,000 for the six months ended June 30, 2025 compared to the same period in 2024.

Research and Development for 2025 and 2024 were as follows:

	2025	2024	Change
Dental	$411,896	$408,270	$3,626
Medical	9,013	909	8,104
Corporate	-	-
Total research and development	$420,909	$409,179	$11,730

Consolidated research and development expenses for the six months ended June 30, 2025 and 2024 were approximately $421,000 and $409,000, respectively. The increase of approximately $12,000 is related to the Company's development of the next generation STA Single Tooth Anesthesia System, The Company has also decided to delay research and development on the STA Single Tooth Anesthesia System next generation instrument.

Profit (Loss) from Operations for 2025 and 2024 were as follows:

	2025	2024	Change
Dental	$634,979	$818,749	$(183,770)
Medical	(844,402)	(1,019,740)	175,338
Corporate	(3,273,061)	(3,044,500)	(228,561)
Total loss from operations	$(3,482,484)	$(3,245,491)	$(236,993)

The loss from operations was approximately $3.5 million and $3.2 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of approximately $237,000.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash for six months ended:

Cash flow:	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Change
Net cash used in operating activities	$(2,772,273)	$(434,473)	$(2,337,800)
Net cash (used in) provided by investing activities	(5,776)	2,969,977	(2,975,753)
Net cash provided by financing activities	794,305	238,889	555,416
	$(1,983,744)	$2,774,393	$(4,758,137)

Operating Activities

Cash flows from operating activities increased by $2.3 million for the six months ended June 30, 2025 compared to June 30, 2024. The increase was driven by an increase in net loss of $2.3 million.

Investing Activities

Cash flows from investing activities decreased $3.0 million for the six months ended June 30, 2025 compared to June 30, 2024. The Company sold $3.0 million of marketable securities during the six months ended June 30, 2024 which increased cash and equivalents $3.0 million. As of June 30, 2025 the Company had no marketable securities.

Financing Activities

Cash flows from financing activities increased $0.6 million for the six months ended June 30, 2025 compared June 30, 2024 due to the issuance of $0.8 million of Notes payable during the six months ended June 30, 2025 as compared to an issuance of a public placement offering of $0.2 million during the six months ended June 30, 2024.

Consideration of Company’s ability to continue as a going concern

Our financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements.

The Company has incurred total losses since the inception of $131.5 million. The Company’s operating losses were approximately $1.5 million and $3.5 million, for the three and six months ending June 30 2025, respectively. On June 30, 2025, Milestone Scientific had cash and cash equivalents of approximately $1.3 million and working capital of approximately $3.9 million. For the six months ending June 30, 2025 and 2024, we had cash flows used in operating activities of approximately $2.8 million and $0.4 million, respectively.

Based on our available cash and cash equivalents, recurring losses, accumulated deficit and the need to raise additional capital to finance operations, including proceeds received from the note financing received in April 2025, as of June 30, 2025, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that these unaudited condensed financial statements are issued.

We will seek additional funding through equity financings or debt financings to support our current operating plan. Although management intends to pursue plans to obtain additional funding to finance its operations, and we have successfully raised capital in the past, we may not be able to obtain financing on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders.

We are actively pursuing the generation of positive cash flows from operating activities through an increase in revenue from its dental business worldwide, the generation of revenue from its medical devices and disposables business in the United States and worldwide, and a reduction in operating expenses. However, our continued operations will depend on its ability to raise additional capital through various potential sources until it achieves profitability, if ever.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Milestone Scientific is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. During the period ended June 30, 2025, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1A. Risk Factors

Except as disclosed below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2024 Annual Report.

Changes to United States tariff and import/export regulations may have a material adverse effect on our business, financial condition, and results of operations.

The United States has recently enacted and proposed to enact significant new tariffs, and President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy. There has been and are ongoing discussions and commentaries regarding potential significant changes to U.S. trade policies, treaties, and tariffs. There exists significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties, and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. We source important elements used in our products from China, and we have significant sales in jurisdictions outside the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition, and results of operations.

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

MILESTONE SCIENTIFIC INC.

/s/ Eric Hines
Eric Hines
Chief Executive Officer
(Principal Executive Officer)

/s/ Keisha Harcum
Keisha Harcum
Vice President of Finance
(Principal Financial and Accounting Officer)

August 14, 2025