Form 10-Q
period 2025-09-30
MILESTONE SCIENTIFIC INC.
filed 2025-11-13
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging Growth Company	☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 12, 2025, the registrant has a total of 78,628,913 shares of Common Stock, $0.001 par value outstanding.

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

Part I- Financial Information

Item 1. Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,345,301	$3,258,058
Accounts receivable, net of allowance for credit losses of $10,000, respectively	706,924	475,376
Accounts receivable, related party	9,612	-
Prepaid expenses and other current assets	506,574	564,645
Inventories	4,126,988	3,713,215
Advances on contracts	1,414,702	1,275,260
Total current assets	8,110,101	9,286,554
Furniture, fixtures and equipment, net	18,254	12,921
Intangibles, net	96,039	148,404
Right of use assets finance lease	59,228	67,201
Right of use assets operating lease	178,251	257,842
Other assets	24,150	24,150
Total assets	$8,486,023	$9,797,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,012,867	$1,021,393
Accounts payable, related party	1,027,360	493,313
Accrued expenses and other payables	1,179,893	1,796,319
Accrued expenses, related party	662,770	304,293
Current portion of finance lease liabilities	23,919	12,530
Current portion of operating lease liabilities	126,722	116,279
Total current liabilities	5,033,531	3,744,127
Non-current portion of finance lease liabilities	34,170	54,672
Non-current portion of operating lease liabilities	68,927	165,573
Convertible notes payable, related parties	800,000	-
Total liabilities	$5,936,628	$3,964,372

Commitments and contingencies

Stockholders’ equity
Common stock, par value $0.001; authorized 100,000,000 shares; 78,592,480 shares issued and 78,559,147 shares outstanding as of September 30, 2025; 78,047,798 shares issued and 78,014,465 shares outstanding as of December 31, 2024;	78,592	78,048
Additional paid in capital	136,067,080	134,719,274
Accumulated deficit	(132,684,761)	(128,053,106)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific, Inc. stockholders’ equity	2,549,395	5,832,700

Total liabilities and stockholders’ equity	$8,486,023	$9,797,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Product sales, net	$2,360,117	$2,513,805	$6,916,003	$6,616,414
Cost of products sold	719,247	677,585	2,010,092	1,692,888
Gross profit	1,640,870	1,836,220	4,905,911	4,923,526

Selling, general and administrative expenses	2,739,011	3,064,769	9,026,691	8,968,226
Research and development expenses	16,226	232,056	437,135	641,235
Depreciation and amortization expense	20,104	8,574	59,040	28,735
Total operating expenses	2,775,341	3,305,399	9,522,866	9,638,196

Loss from operations	(1,134,471)	(1,469,179)	(4,616,955)	(4,714,670)
Interest (expense) income, net	(19,488)	8,008	(14,700)	53,513
Gain on sale of net operating losses	-	-	-	1,983,095
Loss before provision for income taxes	(1,153,959)	(1,461,171)	(4,631,655)	(2,678,062)
Provision for income taxes	-	-	-	-
Net loss	(1,153,959)	(1,461,171)	(4,631,655)	(2,678,062)

Net loss per share applicable to common stockholders—
Basic and Diluted	(0.01)	(0.02)	(0.06)	(0.03)

Weighted average shares outstanding and to be issued—
Basic and diluted	82,322,910	79,966,833	82,008,336	80,165,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Stockholder Equity
Balance as of January 1, 2025	78,047,798	$78,048	$134,719,274	$(128,053,106)	$(911,516)	$5,832,700
Stock based compensation	-	-	330,787	-	-	330,787
Common stock to be issued to employees for bonuses	-	-	293,551	-	-	293,551
Common stock issued to board of directors for services	182,584	182	(182)	-	-	-
Net loss	-	-	-	(1,994,586)	-	(1,994,586)
Balance March 31, 2025	78,230,382	$78,230	$135,343,430	$(130,047,692)	$(911,516)	$4,462,452
Stock based compensation	-	-	159,679	-	-	159,679
Common stock issued for payment of consulting services	207,604	208	201,043	-	-	201,251
Common stock issued to board of directors for services	154,494	154	(154)	-	-	-
Net loss	-	-	-	(1,483,110)	-	(1,483,110)
Balance June 30,2025	78,592,480	$78,592	$135,703,998	$(131,530,802)	$(911,516)	$3,340,272
Stock based compensation	-	-	$363,082	-	-	363,082
Net loss	-	-	-	$(1,153,959)	-	(1,153,959)
Balance September 30, 2025	78,592,480	$78,592	$136,067,080	$(132,684,761)	$(911,516)	$2,549,395

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Stockholder Equity
Balance January 1, 2024	75,881,840	$75,881	$132,187,656	$(123,339,509)	$(911,516)	$8,012,512
Stock based compensation	-	-	313,505	-	-	313,505
Common stock issued in public offering net of issuance cost of $42,273	372,110	372	191,784	-	-	192,156
Common Stock issued exercised warrants	103,500	104	51,647	-	-	51,751
Common stock issued for payment of consulting services	90,170	90	65,971	-	-	66,061
Common stock to be issued to employees for bonuses	30,165	31	264,922	-	-	264,953
Common stock issued to board of directors for services	154,494	154	(154)	-	-	-
Net loss	-	-	-	(1,440,529)	-	(1,440,529)
Balance at March 31, 2024	76,632,279	$76,632	$133,075,331	$(124,780,038)	$(911,516)	$7,460,409
Stock based compensation	-	-	207,690	-	-	207,690
Common stock issued for payment of consulting services	99,063	99	62,041	-	-	62,140
Common stock to be issued to employees for bonuses	322,937	324	(324)	-	-	-
Restricted common stock issued to employees	18,939	19	(19)	-	-	-
Common stock issued to board of directors for services	154,496	154	(154)	-	-	-
Net income	-	-	-	223,638	-	223,638
Balance at June 30, 2024	77,227,714	$77,228	$133,344,565	$(124,556,400)	$(911,516)	$7,953,877
Stock based compensation	-	$-	$484,078	-	-	484,078
Common stock issued for payment of consulting services	299,198	$299	$244,401	-	-	244,700
Common stock issued to board of directors for services	182,543	$183	$(183)	-	-	-
Net loss	-	$-	-	$(1,461,171)	$-	(1,461,171)
Balance September 30, 2024	77,709,455	$77,710	$134,072,861	$(126,017,571)	$(911,516)	$7,221,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR NINE MONTHS ENDED

(UNAUDITED)

	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net loss	$(4,631,655)	$(2,678,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,675	5,355
Amortization of intangibles	52,365	23,380
Stock based compensation	853,548	1,005,273
Employees paid in stock	293,551	264,953
Expense paid in stock	201,251	372,901
Bad Debt	8,525
Amortization of right-of-use asset	76,330	72,149
Changes in operating assets and liabilities:
Increase in accounts receivable	(240,073)	(238,305)
Increase in accounts receivable, related parties	(9,612)	(3,013)
Increase in inventories	(413,773)	(1,073,450)
(Increase) decrease in advances on contracts	(139,442)	360,242
Decrease (increase) prepaid expenses and other current assets	58,071	(128,345)
Increase in accounts payable	991,474	448,461
Increase in accounts payable, related party	534,047	329,504
Decrease in accrued expenses	(616,426)	(243,999)
Increase in accrued expenses, related party	358,477	144,758
Decrease operating right of use lease asset	(73,831)	(70,189)
Net cash used in operating activities	$(2,690,498)	$(1,408,387)

Cash flows from investing activities:
Purchase of furniture, fixtures, and equipment	(12,008)	(6,596)
Sale of marketable securities	-	2,976,573
Net cash used in provided by investing activities	$(12,008)	$2,969,977

Cash flows from financing activities:
Net proceeds from public placement offering	-	192,156
Proceeds from issuances of convertible notes, related parties	800,000	-
Net Proceeds exercise of warrants	-	51,751
Payments finance lease obligations	(10,251)	(7,613)
Net cash provided by financing activities	$789,749	$236,294

Net (decrease) increase in cash and cash equivalents	(1,912,757)	1,797,884
Cash and cash equivalents at beginning of period	3,258,058	2,977,713
Cash and cash equivalents at end of period	$1,345,301	$4,775,597

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

Milestone Scientific was incorporated in the State of Delaware in August 1989. Milestone Scientific has developed a proprietary, computer-controlled anesthetic delivery device, using The Wand®, a single use disposable handpiece. The device is marketed in dentistry under the trademarks CompuDent® and STA Single Tooth Anesthesia System®, and in medicine under the trademark CompuMed®. CompuDent® is suitable for all dental procedures that require a local anesthetic. CompuMed® is suitable for many medical procedures regularly performed in plastic surgery, hair restoration surgery, podiatry, colorectal surgery, dermatology, orthopedics, and many other disciplines. The dental devices are sold in the United States, Canada, and 49 other countries. Specific medical devices have obtained CE mark approval and can be marketed and sold in most European countries. In June 2017, Milestone Scientific received 510(k) marketing clearance from the U.S. Food and Drug Administration (FDA) on the CompuFlo® Epidural Computer Controlled Anesthesia System (“Epidural”).

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

The Company has incurred aggregate losses of approximately $132.7 million since its inception. Operating losses were approximately $1.1 million and $4.6 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, The Company had cash and cash equivalents of approximately $1.3 million and working capital of approximately $3.1 million. For the nine months ended September 30, 2025, and 2024, cash flows used in operating activities were approximately $2.7 million and $1.4 million, respectively.

Based on our available cash and cash equivalents, recurring losses, accumulated deficit and the need to raise additional capital to finance operations, as of September 30, 2025, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that these unaudited condensed financial statements are issued.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The applicable rules and regulations of the Securities and Exchange Commission (SEC) include the accounts of Milestone Scientific and its wholly owned subsidiaries, including Wand Dental (wholly owned) and Milestone Innovations Inc. (wholly owned).  All significant intra-entity transactions and balances have been eliminated in the consolidation.

2. Basis of Presentation

The unaudited condensed consolidated financial statements of Milestone Scientific have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of regular recurring entries) necessary to present such interim results fairly. Interim results are not necessarily indicative of the results of operations which may be expected for a full year or any subsequent period. These unaudited consolidated financial statements should be read in conjunction with the unaudited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in Milestone Scientific’s Annual Report on Form 10-K.

3. Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the unaudited condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the inventory valuation and cash flow assumptions regarding evaluations of going concern considerations. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Revenue is recognized at the point of shipment for all sales. The Company has no obligation to product sales for any installation, set-up, or maintenance, these being the responsibility of the buyer. Milestone Scientific’s only obligation after sale is the standard commercial warranty against manufacturing defects if the alleged defective unit is returned within the warranty period.

E-Commerce

The Company sells its STA Single Tooth Anesthesia Systems® (STA) and handpieces directly to dental offices and dental groups within the United States via an online portal. The Company’s E-Commerce portal accepts online payments via credit and debit cards. The cost of delivery is charged to the customer along with appropriate sales tax. The Company recognizes revenue from product sales at the time the product ships to a customer via a third-party carrier.

Sales Returns

The Company records allowances for product returns as a reduction of revenue at the time product sales are recorded. Several factors are considered in determining whether an allowance for product returns is required, including the customers’ return rights, the Company’s historical experience with returns, and the amount of product in the distribution channel not consumed by end users and subject to return. The Company relies on historical return rates to estimate returns.

Financing and Payment

The Company’s payment terms differ by geography and customer, but payments from distributors are required within 90 days or less from the date of shipment. The E-Commerce portal sells directly to end users and accepts online payments via credit and debit cards through a third-party. These payments from the third party are typically settled within two business days.

Disaggregation of Revenue

The Company operates in two operating segments: Dental and Medical. The Company evaluates each of the two segments based on performance, using segment financial information compiled in Note 10.

The profitability of the segment helps the Company evaluate staffing levels, assess available cash for allocation to projects and resources, and make informed decisions on whether the segment’s activities should be modified to align with the Company’s overall near- and long-term strategies. See Note 10 for revenues by geographical market, based on the customer’s location, and product category for the three and nine months ended September 30, 2025, and 2024 respectively.

5. Cash and Cash Equivalents

Milestone Scientific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2025 and December 31, 2024, Milestone Scientific has approximately $1.3 million and $3.3 million, respectively of cash and cash equivalents. As of September 30, 2025, Milestone Scientific had cash in accounts that exceeded the Federal Deposit Insurance Corporation insurance limit of $250,000.

6. Accounts Receivable

The E-commerce portal sells directly to end users and accepts online payments via credit and debit cards via a third-party credit card processor. These payments are settled within two business days of the transaction. Sales to distributors are on credit terms. The Company estimates losses from the ability or inability of its distributor to make payments on billed.

Distributors’ credit sales are due 90 days or less from the date of invoicing. As of September 30, 2025, and December 31, 2024, accounts receivable were recorded, net of allowance for credit losses of $10,000, respectively.

7. Inventories

Inventories principally consist of finished goods and parts stated at the lower cost (first-in, first-out method) or net realizable value. Inventory quantities on hand are reviewed quarterly. A provision for excess slow moving, defective, and obsolete inventory is recorded if required based on past and expected future sales, potential technological obsolescence, and product expiration requirements.

The valuation allowance creates a new cost basis for the inventory, and it is not subsequently marked up through a reduction in the valuation allowance based on any changes in the underlying facts and circumstances. When the valuation allowance is initially recorded, the increase to the allowance is recognized as an increase in cost of sales. The valuation allowance is only reduced if or when the underlying inventory is sold or destroyed. At this time, the cost of sales recognized would include the previous adjusted cost basis.

8. Convertible Notes Payable, Related Parties

The Company accounts for Convertible Notes Payable, Related Parties in accordance with ASC 470, Debt. Based on analysis performed by the Company, no embedded conversion or redemption features required bifurcation as derivatives in accordance with ASC 815, Derivatives and Hedging.

9. Basic and Diluted Net Loss Per Common Share

Milestone Scientific presents “basic” earnings (loss) per common share applicable to common stockholders and, if applicable, “diluted” earnings (loss) per common share applicable to common stockholders pursuant to the provisions of ASC 260, “Earnings per Share”. Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued common shares as follows: 82,322,910 and 82,008,336 for the three and nine months ended September 30, 2025 and 79,966,833 and 80,165,181 for the three and nine months ended September 30, 2024 respectively. The calculation of diluted earnings per common share is like that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. Since Milestone Scientific had net losses in the nine months ended September 30, 2025 and 2024, the assumed effects of the exercise of potentially dilutive outstanding stock options, unissued restricted stock awards (“RSA”), and convertible notes payable, related parties, were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, convertible notes payable, and RSAs totaled 8,357,969 and 3,684,697 for the nine months ended September 30, 2025, and 2024, respectively.

10. Recent Accounting Pronouncements

Recently Issued Accounting Pronouncement

In November 2024, the Financial Accounting Standards Board, “FASB”, issued Accounting Standards Update “ASU” 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), to improve the disaggregation of expenses within the consolidated statement of operations. The amendments in ASU 2024-03 require disclosures, in the notes to the consolidated financial statements, specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity disclose (a) employee compensation, (b) depreciation, and (c) intangible asset amortization included in each relevant expense caption; include specific amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements; and disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendments in ASU 2024-03 are effective January 1, 2027, and effective for interim periods beginning January 1, 2028. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company will evaluate the impact of ASU 2024-03 on its consolidated financial statements.

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

Recently Adopted Accounting Pronouncement

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which provides improvements to reportable segment disclosure requirements, primarily through enhanced disclosures around segment expenses. ASU 2023-07 requires us to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. ASU 2023-07 also requires that the Company disclose an amount for other segment items by reportable segment, a description of their composition and provide all annual disclosures about a reportable segment’s profit or loss and assets pursuant to Topic 280 during interim periods. The Company must also disclose the CODM’s title and position, as well as specific information around the measures used by the CODM and an explanation of how the CODM uses the reported measures in assessing segment performance and deciding how to allocate resources. Public entities with a single reportable segment must provide all the disclosures required pursuant to ASU 2023-07 and all existing segment disclosures under Topic 280. The amendments of ASU 2023-07 are effective for us for annual periods beginning January 1, 2024, and effective for interim periods beginning January 1, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. As of January 1, 2024, the Company adopted ASU 2023-07 within its consolidated financial statements. See Note 10 for more information.

NOTE 4 — INVENTORIES

Inventories consist of the following:

	September 30, 2025	December 31, 2024

Dental finished goods	$3,921,747	$3,640,391
Medical finished goods	120,721	-
Component parts and other materials	84,520	72,824
Total inventories	$4,126,988	$3,713,215

The Company had an allowance on slow moving Medical finished goods due to the slow adoption of the epidural instruments and handpieces for approximately $1.1 million as of September 30, 2025, and December 31, 2024, respectively.

NOTE 5 — ADVANCES ON CONTRACTS

The advances on contracts represent funding of future STA devices, epidural instruments, and epidural replacements parts. The balance of advances as of September 30, 2025 and December 31, 2024 is approximately $1.4 million and $1.3 million, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

NOTE 6 — CONVERITBLE NOTE PAYABLE, RELATED PARTY

On April 9, 2025, the Company issued a series of promissory notes (the “Notes”) in the aggregate amount of $800,000, to Mr. Neal Goldman, Ms. Benedetta Casamento, and Dr. Didier Demesmin, each of whom is a director of the Company.  The Notes are due April 9, 2028, and bear interest at the annual rate of prime less 2.50%, payable annually. All principal and interest shall be payable in cash and/or shares of common stock at the sole discretion of the Company.

The Notes are convertible into shares of common stock by the holder at any time and by the Company at maturity. If the Company sells equity securities for gross proceeds in excess of $4,000,000, the holders may request repayment of their note in either cash, shares of common stock or a combination of cash and shares; provided, that the holders would then be entitled to receive only so much cash as the net proceeds to the Company in such sale of equity securities, after payment of other indebtedness and other uses (other than working capital) specified as a use of the proceeds in the relevant offering or disclosure documentation, shall be in excess of $4,000,000. Upon a liquidation event of the Company, as defined in the Notes which includes a sale of the Company or assets, a merger, reorganization or combination transaction where the shareholders before the transaction own less than 50% of the Company after the transaction and a liquidation, dissolution or winding-up of the Company, the Notes will be repaid in cash or its portion of any non-cash consideration. The conversion rate for any issuance of shares of common stock will be at the then fair value of a share of common stock, with the fair value being determined with reference to the public market price of a share of common stock based on the average of the 15 most recent trading days, but not less than $0.50. The Notes are unsecured and have typical default terms. As of September 30, 2025, the Notes were convertible into 1,530,612 shares of common stock based on an average trading price of $0.52 per share. For the three and nine months ended September 30, 2025, the Company recognized approximately $10,000 and $19,222 of interest expenses related to convertible note related party respectively.

NOTE 7— STOCKHOLDERS’ EQUITY

PUBLIC OFFERING

On January 12, 2024 the underwriter exercised its over-allotment option as to 372,110 shares of common stock for net proceeds after discounts and commission of $192,156.

SHARES TO BE ISSUED

As of September 30, 2025 and 2024, there were 3,076,871 and 2,657,058, respectively, shares to be issued whose issuance has been deferred under the terms of employment and consulting agreements with officers and directors and other employees of Milestone Scientific. Such shares will be issued to each party upon termination of their employment or other relationship with the Company.

As of September 30, 2025 and 2024, there were 631,792 and 527,625, respectively, shares to be issued to non-employees, that will be issued to non-employees for services rendered. The number of shares was fixed by contract before the date of grant, subject to performance, and were fully earned upon the grant date.

The following table summarizes information about shares to be issued for the nine month periods ending September 30, 2025 and 2024.

	September 30, 2025	September 30, 2024

Shares-to-be-issued, outstanding January 1, 2025 and 2024, respectively	3,393,017	3,098,917
Granted in current period	315,646	438,868
Issued in current period	-	(353,102)
Shares-to be issued outstanding September 30, 2025 and 2024, respectively	3,708,663	3,184,683

NOTE 8 — STOCK OPTION PLANS

Milestone Scientific Inc., the Amended and Restated 2020 Equity Incentive Plan, provides for awards of restricted common, stock restricted stock units, options to purchase and other awards. On June 28, 2023 the plan was amended and restated (the “2020 Plan”) to increase the maximum shares that can be issued thereunder to 11,500,000 shares of common stock. The plan expires in June 2031. Options may be granted to employees, directors, and consultants of Milestone Scientific for the purchase of shares of common stock at a price not less than the fair market value of common stock on the date of grant. Generally, options become exercisable over three years from the grant date and expire five years after the date of grant.

Milestone Scientific recognizes compensation expenses over the requisite service period and in the case of performance-based options over the period of the expected performance. For the three and nine months ended September 30, 2025, Milestone Scientific recognized approximately $362,000 and $691,000 of total employee compensation cost, respectively, recorded in general and administrative expenses on the statement of operations. For the three and nine months ended September 30, 2024, Milestone Scientific recognized approximately $172,000 and $530,000 of total employee compensation cost, respectively, recorded in general and administrative expenses on the statement of operations.

As of September 30, 2025, there was $1.6 million of total unrecognized compensation cost related to non-vested options. Milestone Scientific expects to recognize these costs over a weighted average period of 0.50 years.

A summary of option activity for employees under the plans and changes during the nine months ended September 30, 2025 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding at January 1, 2025	2,951,989	2.29	4.54	-
Granted during 2025	4,000,000	0.48	9.85	-
Exercised during 2025	-	-	-	-
Forfeited or expired during 2025	(216,296)	1.52	-	-
Options outstanding September 30, 2025	6,735,693	1.25	7.53	-
Exercisable, September 30, 2025	2,735,694	2.10	4.76	-

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the nine month period ended September 30, 2025 risk free interest rate of 1.75%, Volatility of 86.6% (which is based on the Company’s historical volatility over the expected term), expected term of 5 years, 0% dividend rate and closing price of the stock of $0.45-$0.50.

A summary of option activity for non-employees under the plans and changes during the nine months ended September 30, 2025 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding at January 1, 2025	99,996	1.74	2.12	5,750
Granted during 2025	16,666	0.94	4.69
Exercised during 2025	-	-
Forfeited or expired during 2025	(24,999)	1.70
Options outstanding September 30, 2025	91,663	1.60	2.42	0
Exercisable, September 30, 2025	72,214	1.79	1.97	0

The fair value of the non-employee options was estimated on the date of grant using the Black Scholes option-pricing model at the date of grant. For the three and nine months ended September 30, 2025, Milestone Scientific recognized approximately $1,300 and $9,300 expenses related to non-employee options, respectively.  For the three and nine months ended September 30, 2024, Milestone Scientific recognized approximately $7,000 and $9,200, respectively of expense related to non-employee options.

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the nine month period ended September 30, 2025 risk free interest rate of 1% , Volatility of 85.79%-86.29% (which is based on the Company’s historical volatility over the expected term), expected term of 5 years, 0% dividend rate and closing price of the stock of $0.93-$0.94.

A summary of the restricted stock under the plans and changes during the nine months ended September 30, 2025 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested as January 1, 2025	365,171	0.89
Granted	-	-
Vested	(337,081)	0.89
Cancelled	(28,090)	0.89
Non-vested as September 30, 2025	-	-

The Company granted 730,340 restricted stock awards with a fair market value of $0.89 per share. Such restricted stock vests as follows: 25% on the grant date in June 2024, and 25% quarterly, on the first day of the following months: October 2024, January 2025, and April 2025. These awards vest immediately upon a change of control as defined in the agreements. For the nine months ended September 30, 2025, the Company recognized approximately $0 and $155,500, respectively, for restricted stock expenses recorded in general and administrative expenses on the statement of operations. As of September 30, 2025, there was no unrecognized compensation expense.

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

In April 2024, we received approximately $2.0 million, net of expenses, from the sale of New Jersey net operating losses (“NOL”), that were eligible for purchase under the State of New Jersey’s Economic Development Authority’s New Jersey Technology Business Tax Certificate Transfer Program (“ NJEDA Program”). For the nine months ended September 30, 2024, the Company recorded approximately $2.0 million in gain on sale of net operating losses within the unaudited condensed consolidated statement of operations.

Pursuant to the NJEDA program, the Company must retain a physical presence in the state of New Jersey for 5 years after the sale of the NOLs. If the Company does not retain a physical presence during the 5 years after the sale of the NOLs, the Company can be liable to pay the state of New Jersey up to $2.2 million of the surrendered NOLs

NOTE 10— SEGMENT AND GEOGRAPHIC DATA

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker. The chief operating decision maker, who is responsible for allocating resources and assessing performance of operating segments, has been identified as the Chief Executive Officer (the “CODM”). The Company conducts its business through two reportable segments: Dental and Medical. These segments offer different products and services to various customer base. The CODM assesses the financial performance of the segment and decides how to allocate resources based on Product sales, net, and operating income (loss). Certain reclassifications have been made to the 2025 unaudited condensed consolidated financial statements to conform to the 2024 unaudited condensed consolidated financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

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

The following tables present information about our reportable and operating segments for the three and nine months ended September 30, 2025, and 2024:

	Three Months ending September 30, 2025
	Corporate	Dental	Medical	Grand Total
Product sales, net	$-	$2,318,993	$41,124	$2,360,117
Cost of products sold	-	718,481	766	719,247
Gross Margin	-	1,600,512	40,358	1,640,870

Salaries & employee benefits	387,591	440,807	170,429	998,827
Stock compensation	363,084	-	-	363,084
Royalties	-	116,540	2,065	118,605
Marketing	21,321	32,980	9,249	63,550
Rent & occupancy costs	22,805	12,521	7,826	43,152
Consultants and professional services fees	550,229	37,633	65,633	653,495
Insurance	40,907	45,051	39,969	125,927
Warehousing expense	2,885	107,564	7,465	117,914
Regulatory expense	42,446	18,192	3,862	64,500
Travel expense	23,364	4,518	9,178	37,060
Research and development expense	-	15,401	825	16,226
Depreciation and amortization	20,104	-	-	20,104
Other Segments items	76,116	75,913	868	152,897
Total operating expenses	1,550,852	907,120	317,369	2,775,341
Operating income (loss)	$(1,550,852)	$693,392	$(277,011)	$(1,134,471)

	Three Months ending September 30, 2024
	Corporate	Dental	Medical	Grand Total
Product sales, net	$-	$2,468,205	$45,600	$2,513,805
Cost of products sold	-	674,164	3,421	677,585
Gross Margin	-	1,794,041	42,179	1,836,220

Salaries & employee benefits	427,416	396,533	200,992	1,024,941
Stock compensation	484,077	-	-	484,077
Royalties	-	124,178	2,370	126,548
Marketing	20,348	80,316	13,943	114,607
Rent & occupancy costs	15,501	12,243	7,652	35,396
Consultants and professional services fees	520,204	42,850	107,170	670,224
Insurance	140,021	-	-	140,021
Warehousing expense	3,615	106,723	7,459	117,797
Regulatory expense	91,881	10,977	7,964	110,822
Travel expense	11,425	17,492	25,141	54,058
Research and development expense		232,056	-	232,056
Depreciation and amortization	8,574			8,574
Other Segments items	91,425	92,355	2,498	186,278
Total operating expenses	1,814,487	1,115,723	375,189	3,305,399
Operating income (loss)	$(1,814,487)	$678,318	$(333,010)	$(1,469,179)

	Nine Months ending September 30, 2025
	Corporate	Dental	Medical	Grand Total
Product sales, net	$-	$6,791,353	$124,650	$6,916,003
Cost of products sold	-	2,008,242	1,850	2,010,092
Gross Margin	-	4,783,111	122,800	4,905,911

Salaries & employee benefits	711,476	1,322,768	569,276	2,603,520
Stock compensation	853,550	-	-	853,550
Royalties	-	344,642	6,233	350,875
Marketing	35,738	164,656	53,476	253,870
Rent & occupancy costs	57,216	38,894	24,309	120,419
Consultants and professional services fees	2,333,311	178,428	326,992	2,838,731
Insurance	124,282	139,273	122,483	386,038
Warehousing expense	9,123	326,564	33,426	369,113
Regulatory expense	371,267	101,186	9,261	481,714
Travel expense	39,843	62,056	74,470	176,369
Research and development expense	-	427,297	9,838	437,135
Depreciation and amortization	59,040	-	-	59,040
Other Segments items	229,071	349,148	14,273	592,492
Total operating expenses	4,823,917	3,454,912	1,244,037	9,522,866
Operating income (loss)	$(4,823,917)	$1,328,199	$(1,121,237)	$(4,616,955)

	Nine Months ending September 30, 2024
	Corporate	Dental	Medical	Grand Total
Product sales, net	$-	$6,544,394	$72,020	$6,616,414
Cost of products sold	-	1,685,119	7,769	1,692,888
Gross Margin	-	4,859,275	64,251	4,923,526

Salaries & employee benefits	985,315	1,150,945	599,802	2,736,062
Stock compensation	1,003,192	-	2,078	1,005,270
Royalties	-	333,499	3,691	337,190
Marketing	68,694	297,753	31,660	398,107
Rent & occupancy costs	51,300	36,729	22,956	110,985
Consultants and professional services fees	1,642,583	126,902	593,932	2,363,417
Insurance	343,903	44,913	33,598	422,414
Warehousing expense	9,769	333,426	27,331	370,526
Regulatory expense	329,698	16,040	14,296	360,034
Travel expense	39,051	66,706	72,295	178,052
Research and development expense	-	638,226	3,009	641,235
Depreciation and amortization	28,735	-	-	28,735
Other Segments items	388,639	288,116	9,414	686,169
Total operating expenses	4,890,879	3,333,255	1,414,062	9,638,196
Operating income (loss)	$(4,890,879)	$1,526,020	$(1,349,811)	$(4,714,670)

	September 30, 2025
	Dental	Medical	Corporate	Total
Total Assets	$6,504,045	$376,246	$1,605,732	$8,486,023
	6,504,045	376,246	1,605,732	8,486,023

	December 31, 2024
	Dental	Medical	Corporate	Total
Total Assets	$5,359,734	$444,513	$3,992,825	$9,797,072
	5,359,734	444,513	3,992,825	9,797,072

NOTE 11– CONCENTRATIONS

Milestone Scientific has informal arrangements with third-party U.S. manufacturers of the STA devices, and epidural instruments pursuant to which they manufacture these products under specific purchase orders which contains advance payments for long lead items for production. Advances on contracts have been classified as current at September 30, 2025 and December 31, 2024. The termination of the manufacturing relationship with any of these manufacturers could have a material adverse effect on Milestone Scientific’s ability to produce and sell its products. Although alternate sources of supply exist, and new manufacturing relationships could be established, Milestone Scientific would need to recover its existing tools or have new tools produced. Establishing new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, because of termination of such a relationship, would have a material adverse effect on Milestone Scientific’s financial condition, business, and results of operations.

On January 3, 2023, the Company launched an E-Commerce platform selling and shipping STA Single Tooth Anesthesia System® (STA) and handpieces directly to dental offices and dental groups within the U.S. For the three months ended September 30, 2025, and September 30, 2024, E-Commerce accounted for 43% and 45% of net product sales, respectively. For the three months ended September 30, 2025, no international distributor accounted for 10% of net product sales. For the three months ended September 30, 2024, one international distributor accounted for 11% of net product sales. For the nine months ended September 30, 2025, and September 30, 2024, E-Commerce accounted for 48% and 53% of net product sales, respectively. For the nine months ended September 30, 2025, no international distributor accounted for 10% of net product sales. For the nine months ended September 30, 2024, E-Commerce accounted for 53% of net product sales and one international distributor accounted for 10% of net product sales

The Company had three distributors that accounted for 28%, 14%, 14% of accounts receivable, respectively, for nine months ended September 30, 2025. The Company had three distributors that accounted for 22%, 13% and 11% of accounts receivable, respectively as of December 31, 2024.

As of September 30, 2025, the Company had three suppliers that accounted for 33%, 24% and 19%, respectively, of accounts payable and accounts payable, related party. The Company had two suppliers that accounted for 31% and 30%, respectively of accounts payable and accounts payable, related party as of December 31, 2024.

NOTE 12 -- RELATED PARTY TRANSACTIONS

United Systems

Milestone Scientific has a supply agreement with United Systems, the principal supplier of its handpieces, pursuant to which it procures manufactured products under specific purchase orders, but without minimum purchase commitments. Purchases from this supplier were approximately $881,000 and $1.7 million for the three and nine months ended September 30, 2025. Purchases from this supplier were approximately $501,000 and $1.7 million for the three and nine months ended September 30, 2024.

As of September 30, 2025, and December 31, 2024, Milestone Scientific owed this supplier approximately $1.0 million and $663,000, respectively, which is included in accounts payable and accrued expenses related party on the unaudited condensed consolidated balance sheets.

Director of Clinical Affairs

The Director of Clinical Affairs’ royalty fee was approximately $119,000 and $351,000 for the three and nine months ended September 30, 2025, respectively. The Director of Clinical Affairs’ royalty fee was approximately $124,000 and $334,000 for the three and nine months ended September 30, 2024, respectively. Additionally, Milestone Scientific expensed consulting fees to the Director of Clinical Affairs of $25,000, and $103,000 for the three and nine months ended September 30, 2025 and $39,000 and $117,000 for the three and nine months ended September 30 2024, respectively. As of September 30, 2025 and December 31, 2024, Milestone Scientific owed the Director Clinical Affairs for royalties of approximately $244,000 and $110,000, respectively, which is included in accounts payable, related party and accrued expense, related party, in the unaudited condensed consolidated balance sheets.

Directors

Leonard Osser

On March 2, 2021, the Company entered into a Royalty Sharing Agreement with Leonard Osser, pursuant to which Mr. Osser sold, transferred and assigned to the Company all of his rights in and to a certain patent application as to which he is a co-inventor with Mark Hochman, a consultant to the Company, and the Company agreed to pay to Mr. Osser, beginning May 9, 2027, half of the royalty (2.5%) on net sales that would otherwise be payable to Mark and Claudia Hochman under their existing Technology Sale Agreement, dated January 1, 2005 and amended from time to time, with the Company. In connection with the Royalty Sharing Agreement, the Hochman’s agreed with the Company, pursuant to an addendum to such a Technology Sale Agreement dated February 25, 2021, to reduce from 5% to 2.5% the payments due to them under their Technology Sale Agreement beginning on May 9, 2027, and thereafter with respect to dental products embodying the invention.

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

In connection with his acceptance of the Vice Chairman position and in consideration of his services as a member of the Board and agreement to provide certain additional general consulting services, Mr. Osser was granted options to purchase 2,000,000 shares of common stock, exercisable at the fair market value of the common stock on the date of grant, vesting over the five years after he steps down as Interim Chief Executive Officer of the Company or ten years from the date of grant, whichever shall end first. The Company believes that the effect of such existing agreements sold in the United States, Canada and to the period after such time Mr. Osser steps down as Interim Chief Executive Officer of the Company, collectively expand Mr. Osser’s consulting to and support of the Company beyond its Chinese operations also to include its medical and other products, while enhancing the retention aspects of the Company’s relationship with Mr. Osser. On May 19, 2021, Mr. Osser resigned as Chief Executive Officer of the Company and assumed the role of Vice Chairman of the Board.

Compensation under the Employment Agreement and the Consulting Agreement is payable for 9.5 years from May 19, 2021. The Company recorded expenses of $50,000 and $100,000 related to the Employment Agreement for the three and nine months ended September 30, 2025. The Company recorded expenses of $50,000 and $150,000 related to the Employment Agreement for the three and nine months ended September 30, 2024. The Company recorded expenses of $50,000 and $100,000 related to the Consulting Agreement for the three and nine months ended September 30, 2025. The Company recorded expenses of $50,000 and $150,000 related to the Consulting Agreement for the three and nine months ended September 30, 2024, respectively. Mr. Osser also owns 2,717,765 shares of the Company’s stock and 2,481,048 shares to be issued at the termination of his employment agreement.

Dr. D. Demesmin, Director

As of February 2024, the University Pain Medicine Center (STEMMEE), of which Dr. D. Demesmin, a Company board member, is the CEO, agreed to purchase products from the Company under the same terms and conditions applying to other medical pain clinics in the United States. STEMMEE purchased medical products in the approximate range of $12,000 and $33,000 for the three and nine months ended September 30, 2025. STEMMEE purchased medical products in the approximate range of $6,000 and $15,000 for the three and nine months ended September 30, 2024.

Arjan J. Haverhals, Director

The Company entered into a consulting agreement with Mr. Arjan Haverhals, which commenced on January 1, 2025, and continues for an indefinite period, subject to the Company having the right to terminate the Consulting Agreement on 30 days’ notice in advance in the event of its disability to provide services. Either party having the right to terminate the Consulting Agreement on 90 days’ advance notice. Mr. Haverhals will be paid an annual fee at the rate of $350,000, at the at the rate of $150,000 in respect of the first calendar quarter of 2025, and at the rate of $67,000 in respect of each subsequent calendar quarter of 2025, payable monthly in arrears, in each case in equal monthly installments on the last day of each month of such a quarter.

The Company will reimburse Mr. Haverhals for reasonable expenses in providing the services. Mr. Haverhals will be an independent contractor and will not be provided with health and accident insurance, life insurance, paid sick leave and/or paid vacation time. In connection with the Consulting Agreement, he has also entered into a Company-standard form of non-disclosure, non-solicitation, non-competition, and invention agreement.  Mr. Haverhals continues as a director of the Company and as a director of Milestone Scientific. The company recorded expenses of $67,000 and $283,000 related to the consulting agreement for the three and nine months ended September 30, 2025, respectively.

Mr. Haverhals will be issued 912,736 shares of the Company’s stock six months after his resignation as CEO and in accordance with such consulting agreement. As of September 30, 2025, the shares have not been issued to Mr. Haverhals.

NOTE 13 — COMMITMENTS

(1) Contract Manufacturing Agreement

Milestone Scientific has informal arrangements with third-party manufacturers of the STA devices and epidural instruments pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. The Company has a purchase commitment for the delivery of 2,000 STA instruments as of September 30, 2025. As of September 30, 2025, the purchase order commitment was approximately $2.3 million, and approximately $1.1 million was paid and reported in advance on contracts in the unaudited consolidated balance sheet. As of September 30, 2025 the Company recorded approximately $306,000 for the development of the next generation instrument in advances on contracts in the unaudited consolidated balance sheet. As of December 31, 2024, the purchase order commitment was approximately $3.2 million, and approximately $932,000 was paid and reported in advance on contracts in the consolidated balance sheet. The advances in contracts represent funding for future epidural instruments and epidural replacement parts. As of September 30, 2025, and December 31, 2024, the company also has advances on an open purchase order for long lead items for a future purchase order for the manufacturing of Epidural instruments of approximately $34,000 and $168,000, respectively.

(2) Operating Leases

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company has utilized its incremental borrowing rate based on the long-term borrowing costs of comparable companies in the Medical Device industry.
●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined lease component, all contract consideration was allocated to the combined lease component.
●	The expected lease terms include non-cancellable lease periods. Renewal option periods are not included in the determination of the lease terms as they were not reasonably certain to be exercised.

The components of lease expense were as follows:

	Three Months		Nine Months
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cash paid for operating lease liabilities	$31,882	$30,373	$95,645	$95,645
Cash paid for finance lease liabilities	3,417	2,685	10,251	8,055
Weighted Average Remaining Lease Term
Finance leases (years)			4.50 years	0.29 years
Operating leases (years)			1.5 years	2.50 years
Weighted-average discount rate – operating leases			9.20%	9.20%
Weighted-average discount rate – finance leases			9.20%	9.20%

NOTE 14— SUBSEQUENT EVENTS

On November 7, 2025, Mr. Osser resigned from the Board of Directors. Mr. Osser will continue as Managing Director of China, and consultant under his U.S. Asian agreement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussions of the financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements contained in this report and in connection with management’s discussion and analysis and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission, or SEC on April 15, 2025. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements, within the meaning of Section 21E of the Exchange Act, which involve risks and uncertainties. The actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

Milestone Scientific is a biomedical technology company that patents, designs, develops, and commercializes innovative diagnostic and therapeutic injection technologies for medical and dental applications. Since our inception, we have pioneered proprietary computer-controlled injection systems that are proven, reliable, and well established in clinical use. Our common stock has been listed on the NYSE American since June 1, 2015, under the symbol “MLSS.” The Company’s mission is to redefine the global standard of care for injection techniques by improving precision, efficiency, and patient comfort while reducing the anxiety associated with traditional injections.

Our proprietary Dynamic Pressure Sensing (DPS®) Technology System enables controlled flow and real-time pressure monitoring at the needle tip, facilitating safer and more consistent drug delivery and fluid aspiration. This platform supports multiple medical and dental applications, including accurate epidural space identification in regional anesthesia procedures.

In dentistry, our Wand® device—marketed as CompuDent® and STA Single Tooth Anesthesia System®—is a single-use disposable handpiece suitable for all local anesthetic procedures. The dental systems are marketed in the United States, Canada, and more than 40 other countries. In medicine, our CompuFlo® Epidural Computer Controlled Anesthesia System has received FDA 510(k) clearance for use in the lumbar, thoracic, and cervical thoracic junction regions of the spine, as well as CE Mark approval for commercialization across most European countries.

The recent issuance of a chronology-specific CPT code by the American Medical Association represents a significant advancement, expanding reimbursement potential for epidural procedures using the CompuFlo® system and supporting broader adoption in anesthesia and pain management practices across the United States. Milestone Scientific and its subsidiaries hold over 317 U.S. and international patents, with additional applications pending. These patents encompass innovations in computer-controlled drug delivery, dynamic pressure sensing, automated flow regulation, tissue identification, and anesthetic injection devices.

Milestone Scientific remains focused on advancing efforts to achieve the following three primary objectives:

•	Establishing Milestone’s DPS Dynamic Pressure Sensing (DPS®) technology platform as the standard of care in painless and precise drug delivery—providing, for the first time, objective visual and audible in-tissue pressure feedback—and continuing to expand platform applications.
•	Transitioning from a research and development organization to a commercially focused medical device company, following the successful FDA clearance of our first medical device.
•	Expanding the global footprint of our CompuFlo® Epidural and CathCheck® Systems through a targeted field sales force and strategic partnerships with distribution companies worldwide.

Our dental devices have been used to administer more than 95 million injections worldwide. Each of our devices is designed with a corresponding single-use disposable handpiece, providing a recurring revenue stream following the initial device sale. Currently, we continue to sell disposable handpieces unique to our legacy products—The Wand® and CompuDent®—to customers who have not yet upgraded to our current dental product, the STA Single Tooth Anesthesia System®.

The Single Tooth Anesthesia System (Dental)

Since its introduction in early 2007, the STA Single Tooth Anesthesia System® and earlier computer-controlled local anesthetic delivery (C-CLAD) devices have been used to deliver more than 95 million safe, effective, and comfortable injections. The instrument has been favorably evaluated in numerous peer-reviewed clinical studies and publications. There is a growing consensus among users that the STA System is a valuable and beneficial instrument that is positively transforming dental practice worldwide.

Medical Market Product

In June 2017, Milestone Scientific received FDA clearance to market the CompuFlo® Epidural Computer Controlled Anesthesia System in the United States for epidural injections.

In May 2022, the Company received a chronology-specific CPT code for its technology from the American Medical Association, marking an important milestone. Effective January 1, 2023, this temporary tracking code enables clinicians to submit reimbursement claims to healthcare insurers for epidural sterile injections in the lumbar, thoracic, and cervical thoracic junction regions of the spine. This CPT code significantly expands the reimbursement potential for epidural procedures in pain management utilizing the CompuFlo® Epidural System, supporting broader clinical adoption.

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment product category Certain reclassifications have been made to the 2025 unaudited condensed consolidated financial statements to conform to the 2024 unaudited condensed consolidated financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.:

	For the Three months ended September 30, 2025			For the Three months ended September 30, 2024
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$113,401	$-	$113,401	$156,700	$1,000	$157,700
Handpieces	988,089	31,124	1,019,213	1,072,163	9,600	1,081,763
Accessories	7,546	-	7,546	5,501	-	5,501
Grand Total	$1,109,036	$31,124	$1,140,160	$1,234,364	$10,600	$1,244,964

International: Rest of World
Instruments	$240,416	$-	$240,416	$261,465	$32,500	$293,965
Handpieces	765,733	10,000	775,733	942,842	2,500	945,342
Accessories	3,808		3,808	29,534	-	29,534
Grand Total	$1,009,957	$10,000	$1,019,957	$1,233,841	$35,000	$1,268,841

International: China
Instruments	$200,000	$-	$200,000	$-	$-	$-
Handpieces	-	-	-	-	-	-
Accessories	-	-	-	-	-	-
Grand Total	$200,000	$-	$200,000	$-	$-	$-

Total Product Sales	$2,318,993	$41,124	$2,360,117	$2,468,205	$45,600	$2,513,805

	For the Nine months ended September 30, 2025			For the Nine months ended September 30, 2024
Domestic: US	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Instruments	$474,466	$5,000	$479,466	$485,355	$2,000	$487,355
Handpieces	3,088,983	105,650	3,194,633	3,388,815	33,600	3,422,415
Accessories	31,759	-	31,759	37,168	-	37,168
Grand Total	$3,595,208	$110,650	$3,705,858	$3,911,338	$35,600	$3,946,938

International: Rest of World
Instruments	$585,230	$-	$585,230	$668,728	$32,500	$701,228
Handpieces	2,273,798	14,000	2,287,798	1,927,236	3,920	1,931,156
Accessories	27,117		27,117	37,092	-	37,092
Grand Total	$2,886,145	$14,000	$2,900,145	$2,633,056	$36,420	$2,669,476

International: China
Instruments	$310,000	$-	$310,000	$-	$-	$-
Handpieces	-	-	-	-	-	-
Accessories	-	-	-	-	-	-
Grand Total	$310,000	$-	$310,000	$-	$-	$-

Total Product Sales	$6,791,353	$124,650	$6,916,003	$6,544,394	$72,020	$6,616,414

Current Product Platform

See Note 1, “Organization and Business”.

Results of Operations

The following table sets forth the consolidated results of operations for the three and nine months ended September 30, 2025 and 2024, respectively. The trends suggested by this table may not be indicative of future operating results:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Operating results:
Product sales, net	$2,360,117	$2,513,805	$6,916,003	$6,616,414
Cost of products sold	719,247	$677,585	2,010,092	1,692,888
Gross profit	1,640,870	1,836,220	4,905,911	4,923,526

Operating expenses:
Selling, general and administrative expenses	2,739,011	3,064,769	9,026,691	8,968,226
Research and development expenses	16,226	232,056	437,135	641,235
Depreciation and amortization expense	20,104	8,574	59,040	28,735
Total operating expenses	2,775,341	3,305,399	9,522,866	9,638,196
Loss from operations	(1,134,471)	(1,469,179)	(4,616,955)	(4,714,670)
Gain on sale of net operating losses	-	-		1,983,095
Interest income	(19,488)	8,008	(14,700)	53,513
Net loss	(1,153,959)	(1,461,171)	(4,631,655)	(2,678,062)

Three months ended September 30, 2025, compared to three months ended September 30, 2024

Net sales for 2025 and 2024 were as follows:

	2025	2024	Change
Dental	$2,318,993	$2,468,205	$(149,212)
Medical	41,124	45,600	(4,476)
Total sales, net	$2,360,117	$2,513,805	$(153,688)

Consolidated revenue for the three months ended September 30, 2025, was approximately $2.4 million, compared to $2.5 million for the same period in 2024, representing a decrease of approximately $154,000, or 6%. The decline in total revenue was primarily attributable to lower international and e-commerce dental sales, partially offset by new contributions from the Company’s re-entry into the China market and modest growth in institutional sales.

Revenue from Dental Service Organizations (DSOs), government agencies, and dental schools increased slightly to approximately $83,000 for the three months ended September 30, 2025, compared to $81,000 in the prior-year period, reflecting steady institutional demand.

E-commerce dental revenue totaled approximately $1.0 million for the three months ended September 30, 2025, compared to $1.1 million for the same period in 2024, a decrease of approximately $105,000, or 9%. The decline was primarily driven by reduced order volume from certain online distributors and the timing of promotional campaigns during the quarter.

International dental revenue decreased to approximately $1.0 million in the third quarter of 2025, compared to $1.2 million in the third quarter of 2024, a reduction of approximately $242,000, or 20%. The decrease was largely the result of slower distributor purchasing activity in certain European markets, partially offset by resumed sales in China.

Sales in China for the three months ended September 30, 2025, were approximately $200,000, compared to no sales in the same period of 2024. The increase reflects the Company’s successful efforts to reestablish operations and distribution channels in the region following prior-year market disruptions.

Revenue from the medical segment totaled approximately $41,000 for the three months ended September 30, 2025, compared to $47,000 in the same period of 2024, a decrease of approximately $6,000, or 13%. The decline was primarily related to the timing of equipment sales and ongoing efforts to expand awareness and adoption of the Company’s CompuFlo® Epidural and CathCheck® Systems within the U.S. pain management market.

Gross Profit for 2025 and 2024 were as follows:

	2025	2024	Change
Dental	$1,600,512	$1,794,041	$(195,529)
Medical	40,358	42,179	(1,821)
Total gross profit	$1,640,870	$1,836,220	$(195,350)

Consolidated gross profit for the three months ended September 30, 2025, was approximately $1.6 million, compared to $1.8 million for the same period in 2024, representing a decrease of approximately $195,000, or 11%. The decline in gross profit was primarily attributable to lower revenue levels during the quarter, particularly within international and e-commerce dental sales, as well as a slight shift in the sales mix toward lower-margin products and markets. Gross margin remained strong overall, reflecting the Company’s continued focus on cost management and operational efficiency.

Selling, general and administrative expenses for 2025 and 2024 were as follows:

	2025	2024	Change
Dental	$891,719	$883,666	$8,053
Medical	316,544	375,189	(58,645)
Corporate	1,530,748	1,805,914	(275,166)
Total selling, general and administrative expenses	$2,739,011	$3,064,769	$(325,758)

Consolidated selling, general, and administrative (SG&A) expenses for the three months ended September 30, 2025, were approximately $2.7 million, compared to $3.1 million for the same period in 2024, representing a decrease of approximately $325,000, or 10%. The reduction primarily reflects management’s continued focus on cost containment and operational efficiency.

Employee salaries and benefits decreased by approximately $147,000 for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to workforce realignment and headcount optimization. In addition, the Company achieved further savings of approximately $178,000 through reductions in marketing, consulting, professional service fees, insurance, royalties, regulatory, travel, and other general administrative expenses.

These cost reduction measures are part of management’s ongoing initiatives to streamline operations, align expenses with current revenue levels, and support the Company’s transition toward sustainable profitability

Research and Development for 2025 and 2024 were as follows:

	2025	2024	Change
Dental	$15,401	$232,056	$(216,655)
Medical	825	-	825
Corporate	-	-	-
Total research and development	$16,226	$232,056	$(215,830)

Consolidated research and development (R&D) expenses for the three months ended September 30, 2025, were approximately $16,000, compared to approximately $232,000 for the same period in 2024, representing a decrease of approximately $216,000, or 93%. The decrease reflects management’s strategic decision to delay development activities related to the next-generation STA Single Tooth Anesthesia System® instrument.

This temporary reduction in R&D spending allows the Company to focus financial resources on the commercial expansion of existing products and the continued global rollout of its CompuFlo® and CathCheck® Systems, while maintaining flexibility to resume development activities at a later date based on market conditions and strategic priorities.

Profit (Loss) from Operations for 2025 and 2024 were as follows:

	2025	2024	Change
Dental	$693,392	$678,318	$15,074
Medical	(277,011)	(333,010)	55,999
Corporate	(1,550,852)	(1,814,487)	263,635
Total loss from operations	$(1,134,471)	$(1,469,179)	$334,708

The loss from operations for the three months ended September 30, 2025, was approximately $1.1 million, compared to $1.5 million for the same period in 2024, representing an improvement of approximately $335,000, or 22%. The reduction in operating loss was primarily attributable to lower selling, general, and administrative (SG&A) expenses and reduced research and development (R&D) expenditures during the quarter.

Management’s ongoing cost-control initiatives, combined with the Company’s focus on operational efficiency and disciplined spending, contributed to the improvement in quarterly operating performance despite a modest decline in consolidated revenue.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

Net sales for 2025 and 2024 were as follows:

	2025	2024	Change
Dental	$6,791,353	$6,544,394	$246,959
Medical	124,650	72,020	52,630
Total sales, net	$6,916,003	$6,616,414	$299,589

Consolidated revenue for the nine months ended September 30, 2025, was approximately $6.9 million, compared to $6.6 million for the same period in 2024, representing an increase of approximately $300,000, or 5%. The year-over-year improvement was primarily driven by higher international and medical sales, partially offset by declines in e-commerce and institutional dental revenue.

Revenue from Dental Service Organizations (DSOs), government agencies, and dental schools totaled approximately $277,000 for the nine months ended September 30, 2025, compared to $316,000 in the prior-year period, reflecting a decrease of approximately $39,000, or 12%.

E-commerce dental revenue decreased to approximately $3.3 million for the nine months ended September 30, 2025, from $3.5 million for the same period in 2024, a decline of approximately $239,000, or 7%. The reduction was primarily attributable to lower order volumes and timing differences in recurring purchases from certain online distributors.

International revenue for the nine months ended September 30, 2025, was approximately $2.9 million compared to $2.7 million for the same period in 2024, an increase of approximately $211,000, or 8%.

Sales in China for the nine months ended September 30, 2025, were approximately $310,000, compared to no sales in the same period of 2024. The increase reflects the Company’s successful efforts to reestablish operations and distribution channels in the region following prior-year market disruptions.

Medical revenue also increased, totaling approximately $125,000 for the nine months ended September 30, 2025, compared to $74,000 in the prior-year period, representing an increase of approximately $51,000, or 69%. The increase primarily reflects ongoing progress in expanding the clinical use and adoption of the CompuFlo® Epidural and CathCheck® Systems within the pain management and anesthesia markets.

Gross Profit for 2025 and 2024 were as follows:

	2025	2024	Change
Dental	$4,783,111	$4,859,275	$(76,164)
Medical	122,800	64,251	58,549
Total gross profit	$4,905,911	$4,923,526	$(17,615)

Consolidated gross profit for the nine months ended September 30, 2025, and 2024 was approximately $4.9 million for each period, reflecting no material change year over year. Stable gross profit performance was primarily the result of consistent product margins, favorable manufacturing cost management, and a balanced sales mix between domestic and international markets.

Despite modest fluctuations in regional and product-level revenue, the Company maintained gross margin stability through ongoing operational efficiencies, disciplined pricing strategies, and continued supply chain optimization.

Selling, general and administrative expenses for 2025 and 2024 were as follows:

	2025	2024	Change
Dental	$3,027,615	$2,695,029	$332,586
Medical	1,234,199	1,411,053	(176,854)
Corporate	4,764,877	4,862,144	(97,267)
Total selling, general and administrative expenses	$9,026,691	$8,968,226	$58,465

Consolidated selling, general, and administrative (SG&A) expenses for the nine months ended September 30, 2025, and 2024 were approximately $9.0 million in both periods, reflecting a slight net increase of approximately $58,000 year over year. The modest change primarily resulted from higher consulting, professional, and regulatory expenses totaling approximately $611,000, which were largely offset by reductions in employee salaries and benefits, marketing, warehousing, and travel expenses amounting to approximately $552,000.

The overall stability in SG&A spending demonstrates management’s ongoing focus on expense control, operational efficiency, and resource optimization, while continuing to support the Company’s commercial initiatives and regulatory compliance activities

Research and Development for 2025 and 2024 were as follows:

	2025	2024	Change
Dental	$427,297	$638,226	$(210,929)
Medical	9,838	3,009	6,829
Corporate	-	-	-
Total research and development	$437,135	$641,235	$(204,100)

Consolidated research and development (R&D) expenses for the nine months ended September 30, 2025, were approximately $437,000, compared to $641,000 for the same period in 2024, representing a decrease of approximately $204,000, or 32%. The decrease primarily reflects the Company’s decision to delay development activities related to the next-generation STA Single Tooth Anesthesia System®.

This strategic decision allows the Company to conserve resources and prioritize commercialization efforts for its existing product portfolio, including the continued expansion of the CompuFlo® Epidural and CathCheck® Systems, while maintaining the flexibility to resume product development as market conditions and business priorities warrant.

Profit (Loss) from Operations for 2025 and 2024 were as follows:

	2025	2024	Change
Dental	$1,328,199	$1,526,020	$(197,821)
Medical	(1,121,237)	(1,349,811)	228,574
Corporate	(4,823,917)	(4,890,879)	66,962
Total loss from operations	$(4,616,955)	$(4,714,670)	$97,715

The loss from operations for the nine months ended September 30, 2025, was approximately $4.6 million, compared to $4.7 million for the same period in 2024, representing an improvement of approximately $98,000, or 2%. The modest improvement primarily reflects lower research and development (R&D) expenses during the period, partially offset by slightly higher consulting, professional, and regulatory costs within selling, general, and administrative (SG&A) expenses.

Management remains focused on further improving operating results through disciplined expense management, cost optimization initiatives, and the continued expansion of higher-margin product sales across both the dental and medical segments

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended:

Cash flow:	September 30, 2025	September 30, 2024	Change
Net cash used in operating activities	$(2,690,498)	$(1,408,387)	$(1,282,111)
Net cash (used in) provided by investing activities	(12,008)	2,969,977	(2,981,985)
Net cash provided by financing activities	789,749	236,294	553,455
	$(1,912,757)	$1,797,884	$(3,710,641)

Operating Activities

Net cash used in operating activities increased by approximately $1.3 million for the nine months ended September 30, 2025, compared to the same period in 2024. The increase was primarily driven by a higher net loss of $4.6 million during the period, partially offset by non-cash adjustments and changes in working capital items. Management continues to monitor cash usage closely and implement measures aimed at improving operational efficiency and aligning expenses with revenue growth.

In April 2024, we received approximately $2.0 million, net of expenses, from the sale of New Jersey net operating losses (“NOL”), that were eligible for purchase under the State of New Jersey’s Economic Development Authority’s New Jersey Technology Business Tax Certificate Transfer Program (“ NJEDA Program”). For the nine months ended September 30, 2024, the Company recorded approximately $2.0 million in gain on sale of net operating losses within the unaudited condensed consolidated statement of operations.

Pursuant to the NJEDA program, the Company must retain a physical presence in the state of New Jersey for 5 years after the sale of the NOLs. If the Company does not retain a physical presence during the 5 years after the sale of the NOLs, the Company can be liable to pay the state of New Jersey up to $2.2 million of the surrendered NOLs

Investing Activities

Net cash used in investing activities decreased by approximately $3.0 million for the nine months ended September 30, 2025, compared to the same period in 2024. The change was primarily attributable to the sale of $3.0 million in marketable securities during the prior-year period, which increased cash flows in 2024. As of September 30, 2025, the Company held no marketable securities, reflecting a strategic decision to allocate available funds toward supporting ongoing operations and commercialization efforts.

Financing Activities

Net cash provided by financing activities increased by approximately $553,000 for the nine months ended September 30, 2025, compared to the same period in 2024. The increase primarily resulted from the issuance of $800,000 in convertible notes payable during 2025, compared to $200,000 raised through a public placement offering in 2024. The Company continues to evaluate financing opportunities to support working capital requirements, product commercialization, and potential future growth initiatives.

Consideration of Company’s ability to continue as a going concern

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), which contemplate the continuation of the Company as a going concern. The going concern basis assumes that assets will be realized and liabilities will be settled in the ordinary course of business at the amounts disclosed in the unaudited condensed financial statements.

Since its inception, the Company has incurred aggregate losses of approximately $132.7 million. Operating losses were approximately $1.1 million and $4.6 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, Milestone Scientific had cash and cash equivalents of approximately $1.3 million and working capital of approximately $3.1 million. Net cash flows used in operating activities were approximately $2.7 million and $1.4 million for the nine months ended September 30, 2025, and 2024, respectively. Based on the Company’s available cash resources, recurring operating losses, accumulated deficit, and the need for additional capital to finance ongoing operations. Management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of one year from the date these unaudited condensed financial statements are issued.

Management is actively pursuing additional sources of funding through equity and debt financing to support the Company’s operating plan. Although Milestone Scientific has successfully raised capital in the past, there can be no assurance that additional financing will be available on acceptable terms, or at all. The terms of any such financing may adversely affect the rights or holdings of existing stockholders.

The Company continues to focus on generating positive cash flow from operations by increasing revenue from its dental business worldwide, expanding sales of its medical devices and disposables in the United States and abroad, and reducing operating expenses. However, the continuation of operations is dependent upon the Company’s ability to raise additional capital and ultimately achieve sustained profitability.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Milestone Scientific is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and other procedures designed to ensure that information required to be disclosed by a company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company is accumulated and communicated to management, including the principal executive and principal financial officers (or persons performing similar functions), as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives. Accordingly, management must apply judgment in evaluating the cost-benefit relationship of potential control enhancements. Based on their evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

We routinely review and evaluate our internal control over financial reporting and periodically make changes intended to enhance its effectiveness. During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1A. Risk Factors

Except as disclosed below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2024 Annual Report.

Changes to United States tariff and import/export regulations may have a material adverse effect on our business, financial condition, and results of operations.

The United States has recently enacted and proposed to enact significant new tariffs, and President Trump has directed various federal agencies to evaluate key aspects of U.S. trade policy to evaluate key aspects of U.S. trade policy to further evaluate key aspects of U.S. trade policy further. There has been and are ongoing discussions and commentaries regarding potential significant changes to U.S. trade policies, treaties, and tariffs. There exists significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties, and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. We source essential elements used in our products from China. We have significant sales in jurisdictions outside the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition, and results of operations.

Government Action on tariffs, and other funding, may impede our ability to conduct our research and to raise capital.

Early 2025 federal government actions to impose tariffs and limit research grants and other funding, including funding for universities and research enterprises, may cause disruption to our business. These actions include the imposition of tariffs and ending or restructuring government research funding generally or in conjunction with higher learning institution funding. These government actions have been only recently implemented; therefore, the full impact has yet to be realized by the Company. Nonetheless, (i) tariffs are likely to increase the cost of doing business and to make it more difficult to obtain items where imported equipment is required by our own activities and the activities of our collaborative and research partners, and (ii) ending or reducing research funding is likely to make it more challenging to find collaborative research partners to work with us as government funding is an indirect support for our research and product development activities.  We also believe that as research funding impacts our collaborative research partners is reduced or withdrawn, it will make raising capital for the Company more difficult, as investors will want to know if the Company will be able to use the proceeds with fully funded entities for product development.

Item 1B. Unresolved Staff Comments

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

November 13, 2025

