Form 10-K
period 2025-12-31
MILESTONE SCIENTIFIC INC.
filed 2026-03-31
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

(Address of principal executive offices)

Registrant’s telephone number, including area code: 973-535-2717.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Symbol	Name of each exchange on which registered.
Common Stock, par value $0.001 per share	MLSS	NYSE American

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

As of June 30, 2025, the last business day of the registrants most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the issuer was $39,730,497 This amount is based on the closing price of $0.64 per share of the registrant’s common stock as of such date, as reported on the NYSE American.

As of March 31, 2026, the registrant has a total of 80,453,116 shares of Common Stock, par value $0.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

MILESTONE SCIENTIFIC INC.

Form 10-K Annual Report

FORWARD-LOOKING STATEMENTS

When used in this Annual Report on Form 10-K, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends that may affect Milestone Scientific’s plans of operations, business strategy, results of operations and financial condition. Milestone Scientific wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Milestone Scientific’s plans and objectives are based, in part, on assumptions involving the continued expansion of its business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Milestone Scientific. Although Milestone Scientific believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, our history of operating losses that are expected to continue, requiring additional funding which we may be unable to raise capital when needed (which may force us to delay, curtail or eliminate commercialization efforts of our CompuFlo Epidural Computer Controlled Anesthesia System), the early stage operations of and relative lack of acceptance of our medical products, relying exclusively on two third parties to manufacture our products, changes to our distribution arrangements exposes us to risks of interruption of marketing efforts and building new marketing channels, changes in our informal manufacturing arrangements made by the manufacturer of our products and disruptions at the manufacturing facility of our manufacturers, including shortages of or delays in obtaining chips and other components, exposes us to risks that may harm our business, raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights, our ability to generate revenue from sales will be materially impaired if physicians do not accept nor use our CompuFlo Epidural Computer Controlled Anesthesia System, exposure to the risks inherent in international sales and operations, including China, several legislative and regulatory changes and proposed changes regarding the healthcare system, including changes to reimbursement coverage of our products, that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval, and developments by competitors may render our products or technologies obsolete or non-competitive, changes in United States policy regarding international trade, including the imposition of tariff and export controls on certain goods and products imported from China and other countries, which has resulted in retaliatory tariffs and other trade measures by China, the United States and other countries that will result in an increase in costs that we may not be able to offset or that otherwise adversely impact our results of operations, the inclusion of such information should not be regarded as a representation by Milestone Scientific or any other person that the objectives and plans of Milestone Scientific will be achieved. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. The actual results may differ materially from those included within the forward-looking statements because of various factors. Except as required by the federal securities laws, Milestone Scientific undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events, or otherwise, to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K. Milestone Scientific is the owner of the following registered U.S. trademarks: CompuDent®; CompuMed®; CompuFlo®; DPS Dynamic Pressure Sensing technology®; Milestone Scientific ®; CathCheck®; the Milestone logo ®; SafetyWand®; STA Single Tooth Anesthesia Device®; and The Wand ®.

Item 1. Business

Overview

Milestone Scientific Inc. was incorporated in the State of Delaware in August 1989. The Company develops and commercializes proprietary computer-controlled drug delivery systems designed to enhance the safety, precision, and patient experience associated with subcutaneous injections and fluid aspiration procedures.

The Company’s core technology platform, Dynamic Pressure Sensing® (“DPS”) Technology, controls flow rate and measures pressure at the needle tip in real time. DPS Technology is incorporated into both the Company’s dental and medical products and supports clinical applications, including local anesthesia delivery, epidural space identification in regional anesthesia procedures, and intra-articular joint injections.

In the dental market, the Company’s products are marketed under the CompuDent® and STA Single Tooth Anesthesia System® trademarks and utilize The Wand®, a single-use disposable handpiece. These products are sold in the United States, Canada, and more than 40 other countries. In the medical market, the Company has received U.S. Food and Drug Administration (“FDA”) 510(k) clearance for its CompuFlo® Epidural Computer Controlled Anesthesia System for use in specified regions of the spine.

The Company continues to evaluate opportunities to expand its distribution channels, including e-commerce and third-party distributor relationships, and to pursue additional regulatory clearances and commercial opportunities in domestic and international markets.

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

Our next significant intellectual property advancement was an improvement over our CompuDent® System – the development of our proprietary CompuFlo® Computer-Controlled Drug Delivery System with DPS Dynamic Pressure Sensing Technology, an advanced technology for the painless and accurate delivery of drugs, anesthetics, and other medicaments into all tissue types, as well as for the aspiration of bodily fluids or previously injected substances. Its regulation and control of the flow rate continue to provide painless delivery benefits. In contrast, its innovative dynamic pressure sensing capability provides visual and audible in-tissue pressure feedback, identifying tissue types to the healthcare provider. This pressure feedback extends the benefit of painlessness from anesthetics with known viscosities to a wide range of liquid drugs and other medicaments with varying viscosities and flow rates. Such pressure feedback, part of our DPS Dynamic Pressure Sensing Technology, also allows the healthcare provider to know when certain types of tissues have been penetrated and permits the healthcare provider to inject medicaments precisely at the desired location. Thus, real-time continuous pressure feedback can prevent the injection of tissue outside the intended target area, an important characteristic in the injection of chemotherapeutics and other toxic substances.

In addition to the ability to determine exit pressure in situ (in the injection site tissue) at the tip of the needle, minimizing tissue damage (and eliminating the pain of the injection) because the flow rate and pressure of the injection are precisely controlled, CompuFlo® computer-controlled Drug Delivery Systems features a proprietary algorithm, which allow for the measurement of the exit pressure. CompuFlo® technology also enables devices to provide a digital record of the time and volume of anesthetic or medicament injected. Each Wand/STA System also includes a disposable injection handpiece that is extremely comfortable, light, and easy to use, providing for precise tactile control during the injection, an electro-mechanical (computer-controlled) fluid delivery instrument, and the ability to record data from the injection event.

The pencil grip used with the handpieces provides the practitioner with enhanced tactile sense and accurate control and allows bi-directional rotation, eliminating needle deflection, resulting in greater accuracy and success. The handpiece is vibration-free because it does not have a motor or electrical component in it, and since the handpiece does not look like a typical syringe, we believe it also reduces patient anxiety and offers the possibility of curing dental phobia, of which an estimated 40 million Americans suffer.

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

Devices using DPS Dynamic Pressure Sensing Technology, such as the CompuFlo System, can be used to inject a wide variety of liquid medicaments as well as anesthetics. We believe our CompuFlo System avoids the negative side effects from the use of traditional hypodermic drug delivery injection devices, which are well documented in dental and medical literature and include risk of death, transient or permanent paralysis, pain, tissue damage, and post-operative complications. Pain and tissue damage often result from uncontrolled flow rates and pressure created during the administration of drug solutions into human tissue. While several technologies can control the flow rate, we believe our patented DPS Dynamic Pressure Sensing technology and CompuFlo Systems provide the control of pressure during the injection as well as accurately and precisely deliver the drug.

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

Our CompuFlo Epidural System provides an objective tool that we believe consistently and accurately identifies the epidural space by detecting the difference in pressure between the ligamentum flavum and the intradural tissue. In studies, the CompuFlo Epidural System with DPS Dynamic Pressure Sensing Technology has been shown to be effective in correctly identifying the epidural space. Knowing the precise location of a needle tip during an epidural injection procedure provides a measure of safety not presently available to doctors using conventional syringes. In the absence of fluoroscopy, identifying the epidural space by relying on the subjective perception of loss of resistance to saline requires a very long education period and learning curve. It could result in morbidity and lack of efficacy. During back pain management epidural procedures, where fluoroscopy is commonly used, the CompuFlo Epidural System allows the clinician to locate the epidural space without using fluoroscopy, thereby protecting the patient and clinician from unnecessary exposure to radiation, along with significantly reducing capital and operating costs.

Wand/STA Dental Product

Since its commercial introduction in early 2007, the STA Single Tooth Anesthesia (STA) System, together with its predecessor C-CLAD devices, has been used to administer more than 95 million injections globally. The system is designed to provide controlled delivery of local anesthetic and has been utilized in a broad range of dental procedures. The STA Instrument has been evaluated in multiple peer-reviewed clinical studies and published articles. Feedback from practitioners and published literature indicate that the technology has been incorporated into clinical practice in various markets worldwide.

Patents and Intellectual Property

Milestone Scientific and its subsidiaries currently hold approximately 305 issued U.S. and foreign patents, along with numerous pending patent applications. These patents and applications relate to a wide range of proprietary technologies, including drug delivery methodologies; drug flow-rate measurement; pressure- and force-based computer-controlled drug delivery with exit pressure; dynamic pressure sensing; automated rate control and charging; drug delivery profiles; audible and visual feedback; tissue identification; injection units; drug drive units for anesthetics; handpieces; and injection devices.

Medical Market Product

As of 2025, the CompuFlo® Epidural System has received multiple regulatory clearances and reimbursement milestones in the United States. The system initially received FDA 510(k) clearance in 2017 for epidural injections in the lumbar region, with expanded clearance in 2023 for use in the thoracic region, including the cervicothoracic junction. In 2022, the American Medical Association assigned a technology-specific Category III CPT® code (0777T), effective January 1, 2023, to facilitate tracking and reimbursement submissions when the system is used in conjunction with primary epidural steroid injection procedures. In 2024, Medicare Administrative Contractors in Florida and multiple additional jurisdictions established Medicare Part B physician payment determinations for CPT code 0777T. The Company also received Notices of Allowance in the United States and Europe in 2024 related to its next-generation Dynamic Pressure Sensing® technology.

Other Possible Product Applications

The Company is exploring additional potential applications for its Dynamic Pressure Sensing® (“DPS”) technology platform in various medical settings. These areas may include certain surgical and procedural specialties, as well as potential applications in the self-injection drug market, where patients administer injectable therapies for chronic conditions at home or in clinical environments.

Development of new product applications is subject to significant technical, clinical, regulatory, and commercial risks. Any new application of DPS technology would require substantial research and development, potential clinical evaluation, regulatory review and clearance or approval, and the establishment of manufacturing and distribution capabilities. The regulatory pathway for new indications or product configurations may be lengthy, uncertain, and costly.

There can be no assurance that the Company will successfully develop additional products or indications, obtain necessary regulatory clearances or approvals from the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities, secure reimbursement coverage, achieve market acceptance, or generate revenue from any such initiatives. Failure to successfully develop and commercialize new applications could adversely affect the Company’s future growth prospects.

Milestone Scientific and its subsidiaries also hold approximately 10 registered U.S. and foreign trademarks, including CompuDent®, CompuFlo®, DPS Dynamic Pressure Sensing® technology, Safety Wand®, STA Single Tooth Anesthesia System®, and The Wand®.

The Company relies on a combination of patent, copyright, trade secret, and trademark laws, as well as employee and third-party nondisclosure agreements, to protect its intellectual property rights. Despite these efforts, unauthorized parties may attempt to reverse engineer, copy, or otherwise obtain and use technologies or information that the Company considers proprietary, or may develop competing products that serve similar purposes without infringing the Company’s patents. Failure to adequately protect the Company’s proprietary information, as well as the costs associated with such protection, could have a material adverse effect on the Company’s business, financial condition, and results of operations.

In addition, if the Company’s products are found to infringe upon the patent or proprietary rights of others, the Company may be required to modify its products or processes or obtain licenses from third parties. There can be no assurance that any such licenses would be available on commercially reasonable terms, promptly, or at all. Failure to do so could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Manufacturing

The Company relies on third-party manufacturers for the production of its products. The Wand®/STA® System and epidural devices are manufactured by a U.S.-based supplier pursuant to individual purchase orders without minimum volume commitments. Dental handpieces are sourced from a manufacturer located in the People’s Republic of China under an agreement that includes pricing terms. The Company has maintained long-standing relationships with these manufacturers.

The Company’s dependence on a limited number of suppliers exposes it to risks, including pricing changes, supply disruptions, quality issues, geopolitical factors, and termination of manufacturing relationships. Any interruption or inability to obtain an adequate supply could materially and adversely affect the Company’s business, financial condition, and results of operations. See Item 1A, “Risk Factors.”

Distribution and Marketing

Dental Products

The Company markets and sells its dental products worldwide through a combination of exclusive and non-exclusive distribution arrangements.

In the United States, the Company sells its STA Single Tooth Anesthesia Systems® and related handpieces directly to dental offices and dental groups through an online sales portal. The Company’s e-commerce platform accepts electronic payments, including credit and debit cards. Shipping costs are billed to customers, and applicable state and local sales taxes are collected.

Internationally, the Company has granted exclusive marketing and distribution rights for the Wand STA System to select dental suppliers in certain regions of Asia, Africa, South America, and Europe. The Company periodically evaluates its international distribution arrangements and may add, replace, or expand distributor relationships based on commercial and regional economic considerations. The Company continues to assess opportunities to appoint additional distributors globally as market conditions warrant.

Medical Products

The Company is engaged in the marketing and sale of medical products to customers in domestic and international markets. The Company’s commercialization strategy is designed to support broad market access while maintaining operational efficiency and includes a combination of direct sales efforts and third-party distribution arrangements.

In the United States, the Company sells its medical products through a direct sales organization, supplemented by distribution arrangements with independent agents. This hybrid approach allows the Company to maintain direct relationships with customers while leveraging external sales resources to expand market reach.

Internationally, the Company markets and sells its medical products through third-party distributors, including both exclusive and non-exclusive arrangements, depending on the region. In certain markets, including Italy, the Company has entered into exclusive distribution agreements to support localized sales, marketing, and customer support. The Company periodically evaluates its distribution strategy and may modify its sales channels or distributor relationships based on market conditions, regulatory considerations, and commercial performance.

Competition

Milestone Scientific, Inc. was the first company to commercialize a product designed to deliver a virtually painless subcutaneous injection, which it introduced in 1997. With the launch of this technology, the Company established a new category of computer-controlled drug delivery systems. Since that time, competing products have entered the market; however, the Company believes that its products have been more extensively studied and adopted than competing alternatives, as evidenced by the number of scientific and clinical studies evaluating the Company’s technologies.

Milestone Scientific developed the first subcutaneous drug delivery platform that regulates and monitors both flow rate and exit pressure in real time during injection. This proprietary approach enables the delivery of anesthetic solutions in a manner designed to minimize patient discomfort. The Company’s patented Dynamic Pressure Sensing (“DPS”) technology further allows for the identification of specific anatomical targets by providing real-time feedback during injection.

The Company’s devices compete primarily on performance characteristics and the clinical and operational benefits provided to patients and practitioners. Clinical studies evaluating the Company’s products have demonstrated reductions in patient fear, pain, and anxiety associated with injections. The Company believes these benefits may also reduce practitioner stress and improve workflow efficiency.

In the dental market, the Company competes with other computer-controlled local anesthesia delivery (“C-CLAD”) systems, including the Soan, Quicksleeper, and SleeperOne devices manufactured by Dental Hi Tec, Dentapen by Septodont, Anaeject by Septodont, the Calaject system by Aseptico, and the Comfort Control Syringe by Dentsply Sirona. These competing systems vary in design, functionality, price, and market penetration.

Certain competing devices incorporate motor-driven mechanisms to facilitate intraosseous injections or bone perforation. For example, the Quicksleeper system, originally developed in France, integrates a motorized handpiece that allows both injection and bone perforation but is heavier than a standard dental syringe and provides limited operator control over injection speed. Other devices emphasize specific use cases, such as pediatric intraosseous injections, or have experienced limited market adoption due to distribution constraints or clinical preference.

In the medical market, the Company’s products compete with devices designed to assist clinicians in identifying anatomical targets during procedures such as epidural placement. Recent competitors include the EpiFaith syringe, Episure syringe, Epidrum device, and the EpiFinder system, which received U.S. FDA clearance in 2023. These devices employ varying technologies and approaches, including loss-of-resistance methods and sensor-based detection. The Company believes that its DPS technology is differentiated by providing continuous real-time audible and visual pressure feedback throughout the entire needle insertion process.

The Company’s proprietary systems also compete with conventional disposable and reusable syringes that utilize established manual techniques and are generally offered at lower price points in both the dental and medical markets.

The markets in which the Company operates are subject to technological change and ongoing research and development. Existing new competitors may introduce products with enhanced features or alternative technologies that could reduce the market acceptance of the Company’s products or render them less competitive. Accordingly, the Company devotes significant resources to improving existing products, developing new technologies, expanding into adjacent markets, and maintaining regulatory compliance. The Company’s ability to compete successfully also depends on maintaining an effective distribution network and executing a comprehensive marketing strategy. There can be no assurance that the Company will successfully develop new products, obtain required regulatory approvals, or maintain its competitive position in the marketplace.

Government Regulation

The manufacture and sale of medical devices and other medical products are subject to extensive regulation by the Food and Drug Administration (“FDA”) pursuant to the U.S. Food, Drug, and Cosmetic Act (“FD&C Act”), and by other federal, state, and foreign authorities. Under the FD&C Act, medical devices must receive FDA clearance before they can be marketed commercially in the United States. Some medical products must undergo rigorous pre-clinical and clinical testing and an extensive FDA approval process before they can be marketed.

These processes can take many years and require the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain, and FDA clearance may never be obtained. Delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each product submitted. Similar delays may also be encountered in other countries. Following the enactment of the Medical Device Amendments to the U.S. Food, Drug, and Cosmetic Act in May 1976, the FDA classified medical devices in commercial distribution into one of three classes. This classification is based on the controls necessary to ensure the safety and effectiveness of medical devices reasonably. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls, such as adequate labeling, pre-market notification, and adherence to the FDA’s Quality System Regulation (“QSR”), also referred to as “Good Manufacturing Practices” (“GMP”) regulations. Some Class I devices are further exempt from some of the general controls. Class II devices are those devices whose safety and effectiveness reasonably can be ensured using special controls, such as performance standards, post-market surveillance, patient registries, and FDA guidelines. Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting, or implantable devices.

For us to commercialize other medical device products in the United States, Milestone Scientific would have to submit and have cleared additional 510(k) applications to the FDA. In 2017, the FDA reduced the barrier to marketing clearance for certain dental devices, which may enable other manufacturers of injection devices to more readily enter the dental market. While regulatory requirements may affect market entry, we believe that meaningful commercial adoption of new devices is generally dependent on access to established distribution channels within the dental market.

Before Pre-market Notification clearance, the manufacturer or distributor may not place the device into commercial distribution until the FDA issues an order. By regulation, the FDA has no specific time limit by which it must respond to a 510(k) Pre-market Notification. Currently, the FDA typically responds to the submission of a 510(k) Pre-market Notification within 180 days. The FDA response may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. However, the FDA may determine that the proposed device is not substantially equivalent or may require further information, such as additional test data, before the FDA is able to decide regarding substantial equivalence. Such a determination or request for additional information could delay the market introduction of products. If a device that has obtained 510(k) Pre-market Notification clearance is changed or modified in design, components, method of manufacture, or intended use, such that the safety or effectiveness of the device could be significantly affected, separate 510(k) Pre-market notification clearance must be obtained before the modified device can be marketed in the United States. If a manufacturer or distributor cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor will have to seek pre-market approval of the proposed device, a more difficult procedure requiring extensive data, including pre-clinical and human clinical trial data, as well as extensive literature to prove the safety and efficacy of the device.

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

Though certain dental and medical devices have received FDA marketing clearance, there can be no assurance that any of the other medical devices under development will obtain the required regulatory clearance promptly, or at all. If regulatory clearance of a product is granted, such clearance may entail limitations on the indicated uses for which the product may be marketed. In addition, modifications may be made to the products to incorporate and enhance their functionality and performance based upon new data and design review. There can be no assurance that the FDA will not request additional information relating to product improvements; that any such improvements would not require further regulatory review, thereby delaying the testing, approval, and commercialization of product improvements; or that ultimately any such improvements will receive FDA clearance.

The FDA’s regulations applicable to manufacturers of medical devices have historically included Quality System Regulation (“QSR”), requiring, among other things, the establishment and maintenance of procedures governing design controls, testing, quality control, documentation, and corrective and preventive actions. Failure to comply with applicable QSR requirements may result in enforcement actions by the FDA, including warning letters, product recalls, suspension or termination of production, and the imposition of fines or other penalties. Failure to comply with applicable QSR requirements may result in enforcement actions by the FDA, including warning letters, product recalls, suspension or termination of production, and the imposition of fines or other penalties. Medical devices must also be manufactured in establishments that are registered with the FDA and are subject to periodic inspection. In addition, labeling and promotional activities are subject to regulation and oversight by the FDA and, with respect to advertising and marketing claims, in certain circumstances by the Federal Trade Commission. The export of medical devices is also subject to FDA and other applicable regulatory requirements in certain circumstances.

In a regulatory shift, the FDA has adopted a new regulatory framework for the domestic medical device industry, replacing the longstanding Quality System Regulation (QSR) under 21 CFR Part 820 and fundamentally aligning U.S. medical device requirements with ISO 13485 and the quality management system (QMS) requirements used by other regulatory authorities from other jurisdictions. The new regulatory framework, finalized as the Quality Management System Regulation (“QMSR”), became effective February 2, 2026.

The QMSR is less of a wholesale rewrite and more of a strategic refinement of existing quality expectations. A primary change is the updating of terminology, with the ISO concept of a Medical Device File replacing the QSR’s Device Master Record. More substantively, the new rule makes risk management a clear, enforceable expectation across the entire product life cycle. Similarly, it strengthens supplier and purchasing controls, with both contract manufacturers and component providers now subject to greater scrutiny and more rigorous oversight. The new framework positions documented evidence, from training records to complaint files, as the undisputed cornerstone of compliance. This heightened emphasis on robust and accessible documentation underscores the shift towards a more proactive, evidence-based approach to quality.

For firms already operating in international markets, including the Company, their international operations are already operating under ISO 13485, and the adoption of the QMSR is expected to reduce duplication in audits and documentation. However, to better confirm compliance of the Company’s domestic quality control procedures with the new QMSR, the Company conducted a gap assessment, benchmarking QSR-based systems against the requirements of ISO 13485 and the QMSR. This analysis has informed necessary updates to domestic standard operating procedures, the quality manual and related compliance documentation. The Company has implemented the additional controls and process enhancements identified through this evaluation, and is compliant.

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

In the European Union, the Company is required to maintain compliance with applicable ISO standards and CE marking requirements in order to market and sell its medical devices and must undergo periodic audits and inspections by notified bodies to obtain and maintain such certifications. The Company’s products, including the Wand® STA System, dental handpieces used with the Wand® and Wand® STA Systems, which are classified as Class IIa medical devices and the CompuFlo® Epidural System, which is classified as a Class IIb medical device, are currently authorized for sale in the European Union under certificates issued pursuant to the former European Medical Devices Directive (“MDD”). The European Union has replaced the MDD with Regulation (EU) 2017/745, commonly referred to as the Medical Device Regulation (“MDR”), which establishes a more stringent regulatory framework for medical devices marketed in the European Union. The MDR imposes enhanced requirements relating to clinical evidence, post-market surveillance, traceability, transparency, and quality system oversight. While certification to ISO 13485 is not a mandatory legal requirement under the MDR, it is the primary internationally recognized quality management system standard used by manufacturers to support compliance with the MDR’s requirements. In this framework, ISO 13485 provides the quality management system structure, while the MDR sets forth the specific legal and regulatory obligations applicable to medical devices in the European Union.

Under the MDR’s transitional provisions, Class IIa and Class IIb medical devices that were certified under the MDD may continue to be marketed in the European Union for a limited period. To continue commercial sales in the European Union beyond the transition period, the Company’s Class IIa and Class IIb devices must obtain certification under the MDR by December 31, 2028. The Company continues to manage its MDR transition activities in coordination with notified bodies; however, failure to successfully obtain MDR certification within the applicable timeframe could adversely affect the Company’s ability to market and sell its products in the European Union. The Company’s products, including the Wand® STA System, dental handpieces used with the Wand® and Wand® STA Systems, which are classified as Class IIa medical devices, and the CompuFlo® Epidural System, which is classified as a Class IIb medical device, will have MDR certification in 2027.

Human Capital

As of the most recent reporting period, the Company employed a total of 15 full-time employees. In addition, the Company employs a consultant who serves as Director of Clinical Affairs. The Company’s employees support key functions including research and development, engineering, regulatory affairs, sales and marketing, finance, and operations.

The Company is not a party to any collective bargaining agreements, and a labor union represents none of its employees. The Company has not experienced any material labor disputes or work stoppages.

The Company believes that its future success depends, in part, on its ability to attract, retain, and motivate qualified personnel. Management evaluates workforce needs on an ongoing basis to ensure that human capital resources are aligned with operational requirements and strategic objectives.

Corporate Information

We were organized in August 1989 under the laws of the State of Delaware. Our principal executive office is located at 425 Eagle Rock Avenue, Roseland, New Jersey 07068. Our telephone number is (973) 535-2717.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with the other information included in this Annual Report on Form 10-K. If any of the risks described below occur, our business, financial condition, results of operations, and prospects could be materially and adversely affected. The risks described below are not the only risks we face. Additional risks and uncertainties that we do not currently know about, or that we currently believe are immaterial, also may materially and adversely affect our business, financial condition, results of operations, and/or prospects.

These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. These operating losses are expected to continue and we are unable to predict the extent of future losses, whether we will generate significant revenues, or whether we will achieve or sustain profitability.

We are a small, non-diversified medical device company with a history of limited revenue and significant operating losses and our prospects must be evaluated considering the uncertainties, risks, expenses, and difficulties frequently encountered by similarly situated companies. We have generated net losses in all periods since inception, including operating losses of $5.7 million and $6.8 million for the years ended December 31, 2025, and 2024, respectively. These losses have adversely affected, and are expected to continue to affect adversely, our working capital, total assets, and stockholders’ equity.

Because of the risks and uncertainties associated with product acceptance, sales expansion, and competitive conditions, we cannot predict the extent of future losses, whether we will generate significant revenues, or whether we will achieve or sustain profitability. Even if we become profitable, we may not be able to maintain or increase profitability on a quarterly or annual basis. If we do not generate sufficient profits from operations and become and remain profitable, our ability to raise capital, expand our business, maintain our commercial efforts, or continue operations could be impaired. In addition, a decline in our valuation could cause stockholders to lose all or part of their investment.

We anticipate that we will need additional funding for our operations and may be unable to raise capital when needed, which may force us to delay, curtail, or eliminate parts of the Company’s operations.

Our operations have consumed substantial cash since inception. Net cash used in operating activities was approximately $2.9 million for the years ended December 31, 2025, and 2024, respectively. We believe our near-term viability depends on our ability to raise additional capital to finance operations through public or private equity offerings, collaborations, licensing arrangements, or other sources. Although we intend to pursue additional funding, there can be no assurance that we will obtain sufficient capital on acceptable terms, or at all. If we cannot raise capital when needed, we may be forced to delay, curtail, or eliminate research and development programs or other operations. See also the risk factor titled “If we fail to regain compliance with the strict listing requirements of NYSE American, we may be subject to delisting. As a result, our stock price may decline, and our common stock may be delisted. If our stock were no longer listed on NYSE American, the liquidity of our securities likely would be impaired.”

Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact the price of our common stock.

Almost all our 80,453,116 outstanding shares of common stock on December 31, 2025, are available for sale in the public market, either freely or pursuant to Rule 144 under the Securities Act of 1933, as amended. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact the price of our common stock.

Raising additional capital by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish proprietary rights.

If we raise additional capital through the issuance of equity securities, the share ownership of existing stockholders will experience dilution. Debt financing could include covenants that restrict our operations, including limitations on our ability to incur liens or additional indebtedness, pay dividends, redeem stock, make certain investments, or engage in particular merger, consolidation, or asset sale transactions. If we raise funds through licensing arrangements or asset dispositions, we may be required to relinquish valuable rights to product candidates or grant licenses on terms that are unfavorable.

Financial institution instability could adversely affect our operations and financial condition.

We maintain deposits that may exceed FDIC insurance limits. If our financial institution experiences distress or failure, we could experience delayed access to, or a loss of, uninsured deposits or other financial assets. Although U.S. government agencies provided access to uninsured deposits in connection with the Silicon Valley Bank crisis, there is no assurance that similar actions would occur in the future or occur promptly. We are evaluating our banking relationships to increase the portion of deposits that are fully insured or invested in risk-free instruments. Any non-performance by financial institutions could adversely affect our business operations and financial condition, including through impaired access to cash, loss of deposits, or disruptions affecting our customers or vendors.

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

Our financial statements have been prepared on a going concern basis, but there can be no assurance that we will be able to continue as a going concern without raising additional capital.

Due to our available cash and cash equivalents, recurring losses, accumulated deficit, and the need to raise additional capital to finance operations, there is substantial doubt as to our ability to continue as a going concern without raising additional capital.

Risks Related to Sales and Distribution of Our Products

Our sales and marketing efforts in the United States rely upon its E-Commerce platform.

We believe that a significant portion of our sales will continue to be from its E-Commerce platform launched in January 2023, for the foreseeable future. Currently, sales of the STA Single Tooth Anesthesia Systems® (STA) and handpieces in the United States are reliant on E-Commerce sales. We have exposure to risks of operating in an E-commerce platform:

●	Refunds and customer disputes due to issues like wrong product delivery or defective items can impact our business;

●	Online security breaches and cyberattacks;

●	Poor search engine visibility affects traffic and sales; and

●	Unexpected changes in political or regulatory environments.

If we are unable to maintain or expand our E-Commerce platform, our sales will be negatively affected.

We are exposed to the risks inherent in international sales.

In 2025, export sales outside the United States represented approximately 45% of total sales, and we sold products in approximately 37 countries and U.S. territories. International operations expose us to risks including foreign currency fluctuations, limitations on currency conversion and repatriation, compliance with complex laws and regulations, political and economic instability, tariffs and other trade barriers, and challenges in obtaining approvals for significant transactions. These risks could adversely affect our sales and operating results.

If physicians neither accept nor use our CompuFlo Epidural System, our ability to generate revenue from sales will be materially impaired.

There is no assurance that physicians, hospitals, clinics, and other healthcare providers will accept and use the CompuFlo Epidural System. Market acceptance depends on many factors, including perceived safety and effectiveness, cost-effectiveness relative to competing products, convenience and reliability, patient satisfaction, product availability, warranty and technical support, reimbursement availability, and the effectiveness of our marketing and distribution.,

Because we expect sales of the CompuFlo Epidural Computer Controlled Anesthesia System to generate substantially all our medical product revenues in the near-term, the failure of this product to find market acceptance would harm our medical business. It could require us to seek additional financing or make such financing difficult to obtain on favorable terms, if at all. Since the Company generates a significant portion of its net sales from a single product category, a decline in demand for that product could significantly impact our net sales and gross margins.

If our technology does not perform as expected, or if we fail to successfully develop, commercialize, or sell new or enhanced products or penetrate new markets, our business, financial condition, and operating results could be adversely affected.

Our ability to compete successfully depends on our ability to design, develop, manufacture, assemble, test, market, and support new products and product enhancements in a timely and cost-effective manner that keeps pace with evolving market needs and customer demands. Our success and competitive position are dependent on the performance, reliability, and continued advancement of the technologies we have developed and may develop in the future. There is a risk that our existing or future technologies may not function as intended, may not achieve anticipated performance levels, or may fail to gain market acceptance.

The markets in which our customers and we compete are characterized by rapid technological change and frequent product obsolescence. A significant technological shift in our target markets could adversely affect our competitive position. If we fail to anticipate technological developments, develop new technologies, or respond effectively to changes in existing technologies, the attractiveness of our products could be adversely affected, resulting in product obsolescence, reduced revenue, and the loss of customers to competitors.

Innovation is critical to our long-term success, and we must continue to enhance existing products and develop new products with improved capabilities to maintain our competitive position. The development of new technologies and products requires substantial investment and involves prolonged development, testing and approval cycles before products can be commercially marketed. While we intend to continue investing in the development of new and enhanced products, our ability to do so depends on the availability of sufficient financial resources. As part of our cash management plan, we have delayed all research and development on our Single Tooth Anesthesia System next-generation instrument. We may not be able to develop or acquire new products or enhancements that compete effectively in our target markets or that sufficiently differentiate our offerings based on functionality, performance, or cost. However, difficulties or delays in research, development, or production, failure to achieve market acceptance of new or enhanced products, or an inability to manage the transition from older products to new offerings effectively could adversely affect sales, inventory levels, cash flows, and liquidity. In addition, we may be unable to recover our research and development investments or achieve meaningful revenue from new technologies.

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

Our ability to commercialize our products will depend in part on the extent to which reimbursement will be available from governmental agencies, health administration authorities, private health maintenance organizations, health insurers, and other healthcare payers.

Our ability to generate revenues from our products will be diminished if the products sell for inadequate prices or hospitals or physicians are unable to obtain adequate levels of reimbursement for the cost they incur in connection with the use of the product. Significant uncertainty exists as to the reimbursement status of legacy and newly approved healthcare products. Healthcare payers, including Medicare, are challenging the prices charged for medical products and services. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for products. Insurance coverage may not be available, or reimbursement levels may be inadequate to cover the charges for the use of such a product. If the government and other healthcare payers do not provide adequate coverage and reimbursement for any of our products, market acceptance of such products could be reduced.

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

Healthcare reform laws and regulations significantly affect the U.S. healthcare services industry.

In recent years, many legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. At the federal level, Congress has continued to propose or consider healthcare budgets that substantially reduce payments under the Medicare and Medicaid programs. Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality, and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA,”) was passed, which substantially changed the way healthcare is financed by both the government and private insurers and significantly impacts the U.S. pharmaceutical industry.

Since its enactment, there have been judicial, congressional and executive branch challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary’s maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible the ACA will be subject to judicial or congressional challenges and amendments in the future.

On July 4, 2025, the annual reconciliation bill, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to the ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, which expired in 2025, and which, among other provisions in the law, are expected to reduce the number of Americans with health insurance.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several congressional inquiries, presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure, single-source drugs covered under Medicare that have been on the market for at least 7 years (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS elected up to fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter, more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights, which, for the first time, includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. New regulation of drugs may also cover new regulation of medical devices.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government, including at HHS, the FDA, CMS, and related agencies. These actions, presently aimed at executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals include, for example, (1) directives to reduce agency workforce and cut programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and develop a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, Congress may introduce and ultimately pass healthcare-related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We expect additional health reform measures may be implemented in the future, particularly given the recent change in administration.

We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for a medical device. The ultimate content, timing, or effect of any healthcare reform legislation and the impact of potential legislation on us is uncertain and difficult, if not impossible, to predict. Reductions in Medicare and Medicaid reimbursement rates, as well as decreased government spending, for certain drugs and medical devices, may adversely affect demand for our products and services. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Any such reductions or spending limitations, whether through legislative action, regulatory change, budgetary pressure, or otherwise, could expand over time and materially impact the utilization of our technologies and our overall financial performance. There can be no assurance that future initiatives on reimbursement or coverage policies will not be modified in ways that negatively affect our business, financial condition, results of operations, and/or prospects.

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

Our future success depends upon the services of our executive officers. The Company has recently appointed Eric Hines as President and Chief Executive Officer, and as a director of the Company, replacing Arjan Haverhals, who retired at the end of 2024, and appointed Jason Papes as Senior Vice President, Global Head of Sales and Marketing. We also rely on other key management and technical personnel, and on our ability to continue to identify, attract, retain, and motivate them. Implementing our business strategy requires specialized territory managers and other talent, as our revenues are highly dependent on technological and product innovations. The market for employees in our industry is extremely competitive; several such competitors are significantly larger than us and can offer compensation more than what we are able to offer. If we are unable to retain our new chief executive officer and other key officers and attract other qualified employees, as needed, our business may be harmed.

Risk Related to Our Dependence on Third Parties

Relying exclusively on third parties to manufacture our products, changes in our informal manufacturing arrangements made by the manufacturer of our products, disruptions at the manufacturing facility of our manufacturers, and failure to maintain existing supply relationships expose us to risks that may harm our business.

We have limited internal experience in manufacturing operations and have not historically established our own manufacturing facilities. We currently lack the internal resources to manufacture any of our products, including our CompuFlo® Epidural Computer Controlled Anesthesia System.

We have been supplied by the manufacturer of the Wand/STA System and its predecessor, the CompuDent System, since the commencement of production in 1998, and by the manufacturer of its handpieces since 2003. The manufacturer of our handpieces is in the People’s Republic of China, and the manufacturer of the Wand/STA System is in the United States. At present, we have an informal arrangement with the manufacturers of our products. Our current arrangement with our manufacturers is on a purchase order-by-purchase order basis. As a result, we do not have price protection or a supply commitment for our devices or handpieces. If either manufacturer insists on a material change in terms or determines to discontinue manufacture of our products, it could have an adverse effect on our financial condition and results of operation.

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

These types of disruptions could materially adversely affect our financial condition and results of operations to varying degrees dependent upon the facility, the duration of the disruption, our ability to shift business to another facility or find alternative sources of supply. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles. Given our current manufacturing relationships, it is possible that our manufacturing requirements may exceed the available supply allotments under our existing agreements. Our anticipated future reliance on third-party manufacturers exposes us to the following additional risks:

●	We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited, and the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to develop substantially equivalent processes for production of our products.

●	Contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store, and distribute our products.

●	Contract manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state agencies to ensure strict compliance with current good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards, and our manufacturers may be found to be in noncompliance with certain regulations, which may impact their ability to manufacture our products.

●	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own or may have to share the intellectual property rights to the innovation. We may be required to pay fees or other costs for access to such improvements.

●	Though alternate sources of supply for dental handpieces exist, we would need to establish relationships with new suppliers, and with respect to the Wand/STA System, recover its existing tools or have new tools produced and “burned in” and other manufacturing and quality control software re-produced. Establishing new manufacturing relationships could involve significant expense and delay.

Each of these risks could delay the commercialization of our CompuFlo Epidural Computer Controlled Anesthesia System, limit our available supply of The Wand/ STA for dental applications, cause damage to our reputation, result in higher costs and/or deprive us of potential product revenues. Any curtailment or interruption of the supply, whether because of termination of the relationship or otherwise, would have a material adverse effect on our financial condition, business, and results of operations.

Our business is exposed to risks associated with the economic, environmental, and political conditions in China because the sole manufacturer of our handpieces is in China.

Because the sole manufacturer of our dental handpieces is in China, our business is disproportionately exposed to the economic, environmental, and political conditions of the region. China’s political and economic systems are very different from most developed countries in many respects, including the amount of government involvement, the level of development, the control of foreign exchange, and the allocation of resources. The increase in United States tariffs on products from China have impacted and will continue to impact the price of our goods sold. Uncertainties have arisen and may arise in the future with changing governmental policies and measures. China also faces many social, economic, and political challenges that may produce instabilities in both its domestic arena and in its relationship with other countries.

These instabilities may significantly and adversely affect our supply of dental handpieces and our ability to deliver reasonably priced products, which would in turn adversely affect our financial performance. In addition, as the Chinese legal system develops, there can be no assurance that changes in laws and regulations and their interpretation or their enforcement will not have a material adverse effect on our business relationship with the sole manufacturer of our dental handpieces. Any adverse change in the economic, environmental, and political conditions in China could have a material adverse effect on economic growth and the level of investments and availability of capital in China, which in turn could lead to a reduction in the supply of our dental handpieces and consequently have a material adverse effect on our businesses.

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

The Company relies on several third parties to supply and manufacture the components and raw materials for its products, and it does not have long-term supply agreements with suppliers of these component parts and raw materials, and its arrangements with these suppliers are on a purchase-order basis. These products we obtain from suppliers are subject to fluctuations in price and availability attributable to several factors, including general economic conditions, commodity price fluctuations, the demand by other companies for the same raw materials, and the availability of complementary and substitute materials.

While we work with suppliers to ensure continuity of supply, no assurance can be given that these efforts will be successful. In the event that any of its existing supply arrangements are terminated or there is a reduction or interruption of supply under these existing arrangements, We expect that we will be able to enter into new arrangements with alternative suppliers, but these new arrangements may be on terms that are less favorable, including with respect to price and volume, and it may be costly or cause delays in our manufacturing process to transition to a new supplier, particularly in cases in which we must comply with regulatory requirements relating to qualification of new suppliers. The termination, reduction or interruption in supply of these raw materials and components could adversely impact our ability to manufacture and sell certain of its products.

Third-party suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction, component part supply constraints, and environmental factors, any of which could delay or impede their ability to supply the components and raw materials for our products. Any such failure to perform or a reduction or interruption in supply could have a material adverse effect on our business and operations.

Risks Related to Regulatory Compliance and Other Legal Matters

We are subject to substantial domestic and international government regulation, including regulatory quality standards applicable to our manufacturing and quality processes. Failure by us to comply with these standards could have an adverse effect on our business, financial condition, or results of operations.

In a significant regulatory shift, the U.S. Food and Drug Administration (“FDA”) has adopted a new regulatory framework for the domestic medical device industry, replacing the longstanding Quality System Regulation (“QSR”) under 21 C.F.R. Part 820 and aligning U.S. medical device quality requirements more closely with ISO 13485 and the quality management system standards used by regulatory authorities in other jurisdictions. This new framework, finalized as the Quality Management System Regulation (“QMSR”), became effective on February 2, 2026.

For companies operating in international markets, including the Company, whose international operations already comply with ISO 13485, adoption of the FDA’s QMSR is expected over time to reduce duplication in audits and documentation. The Company has evaluated its quality management system against the requirements of ISO 13485 and the QMSR, and the results of this evaluation have informed updates to standard operating procedures, the quality manual, and related compliance documentation. The Company has substantially implemented the additional controls and process enhancements identified through this evaluation, continues to complete remaining actions to support compliance with the QMSR by its effective date, and is compliant.

If we or our third party manufacturers are unable to comply with the QMSR, once effective, or with any other applicable FDA requirements or if we or a third party manufacturer later discovers previously unknown problems with our products or manufacturing processes, these could result in, among other things: warning letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals; seizures or recalls of our products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s refusal to grant pending or future clearances or approvals for our products; clinical holds; refusal to permit the import or export of our products; and criminal prosecution of us, our suppliers, or our employees. Any of these actions could significantly and negatively affect supply of our products. If any of these events occur, our reputation could be harmed, we could be exposed to product liability claims and we could lose customers and experience reduced sales and increased costs.

Under the transitional provisions, of the European Union’s Medical Device Regulation (“MDR”), To continue commercial sales in the European Union beyond the transition period, the Company’s Class IIa and Class IIb devices must obtain certification under the MDR by December 31, 2028. The Company continues to manage its MDR transition activities in coordination with notified bodies; however, failure to successfully obtain MDR certification within the applicable timeframe could adversely affect the Company’s ability to market and sell its products in the European Union. The Company’s products, including the Wand® STA System, dental handpieces used with the Wand® and Wand® STA Systems, which are classified as Class IIa medical devices, and the CompuFlo® Epidural System, which is classified as a Class IIb medical device, will have MDR certification in 2027.

We may be subject, directly or indirectly, to U.S. federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to comply or have not fully complied with such laws, we could face substantial penalties.

Our operations are and will continue to be directly, or indirectly through our distributors, customers, and healthcare professionals, subject to various U.S. federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, federal False Claims Act, and the Foreign Corrupt Practices Act of 1977. These laws may impact, among other things, our proposed sales, and marketing and education programs. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Anti-Kickback Statute is broad and, despite a series of narrow safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil and administrative sanctions such as fines, imprisonment, and possible exclusion from Medicare, Medicaid, and other federal healthcare programs. An alleged violation of the Anti-Kickback Statute may be used as a predicate offense to establish liability pursuant to other federal laws and regulations, such as the federal False Claims Act. Many states have also adopted laws like the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

The federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from, the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government, and such individuals, commonly known as “relators” or “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing qui tam actions has increased significantly in recent years, causing greater numbers of medical device, pharmaceutical, and healthcare companies to have to defend False Claim Act actions. The Affordable Care Act includes provisions expanding the ability of certain relators to bring actions that would have been previously dismissed under prior law. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. The Deficit Reduction Act of 2005 encouraged states to enact or modify their state False Claims Act to be at least as effective as the federal False Claims Act by granting states a portion of any federal Medicaid funds recovered through Medicaid-related actions. Most states have enacted state false claims laws, and many of those states include laws with qui tam provisions.

The Affordable Care Act includes provisions known as the Physician Payments Sunshine Act (section 6002), which require manufacturers of drugs, biologics, devices, and medical supplies covered under Medicare and Medicaid to disclose to the Centers for Medicare and Medicaid Services any transfers of value to physicians and teaching hospitals.

Manufacturers must also disclose investment interests held by physicians and their family members. Failure to submit the required information may result in civil monetary penalties of up to $1 million per year for knowing violations and may result in liability under other federal laws or regulations. Similar reporting requirements have also been enacted on the state level in the United States, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals. In addition, some states, such as Massachusetts and Vermont, impose an outright ban on certain gifts to physicians. These laws could affect our promotional activities by limiting the kinds of interactions we could have with hospitals, physicians or other potential purchasers or users of our products. Both the disclosure laws and gift bans will impose administrative, cost and compliance burdens on us. If we are found to be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, or an administrative action of suspension or exclusion from government healthcare reimbursement programs and the curtailment or restructuring of our operations.

In addition, we are subject to the Foreign Corrupt Practices Act (“FCPA”) and other countries’ anti-corruption/anti-bribery regimes, such as the U.K. Bribery Act. The FCPA prohibits improper payments or offers of payments to foreign governments and their officials for obtaining or retaining business. Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, sales agents, or distributors may be ineffective, and violations of the FCPA and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, results of operations, and financial condition.

Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, sales agents, or distributors may be ineffective, and violations of the FCPA and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, results of operations, and financial condition.

Certain modifications to the Company’s products may require new 510(k) clearances or other marketing authorizations and may require the Company to recall or cease marketing its products.

Once a medical device is permitted to be legally marketed in the United States pursuant to a 510(k) clearance, a manufacturer may be required to notify the FDA of certain modifications to the device.

Manufacturers determine in the first instance whether a change to a product requires a new 510(k) clearance or premarket submission, but the FDA may review any manufacturer’s decision. The FDA may not agree with the Company’s decisions regarding whether new clearances are necessary. The Company has made modifications to its products in the past and has determined, based on its review of the applicable FDA regulations and guidance, that in certain instances, new 510(k) clearances or other premarket submissions were not required. The Company may make similar modifications or add additional features in the future that it believes do not require a new 510(k) clearance. If the FDA disagrees with the Company’s determinations and requires it to submit new 510(k) notifications, the Company may be required to cease marketing or to recall the modified product until it obtains clearance, and it may be subject to significant regulatory fines or penalties.

Changes to United States federal and state regulatory agencies may cause disruptions and delays in the approval processes and regulations relating to our products.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel, the ability to accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also extend the time necessary for new drug development and for those new drugs to be reviewed or approved by the necessary government agencies, which would adversely affect our business, financial condition, results of operations, and prospects. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs or there are other changes that limit the FDA’s ability to perform its necessary activities in a timely manner, it could significantly reduce the ability of the FDA to review and process our regulatory submissions, which could have a material adverse effect on our business.

It is possible that the Trump administration could institute significant changes to certain regulatory agencies and task the “Department of Government Efficiency,” or “DOGE,” or any successor or similar initiative or agency, with making further changes to eliminate regulations, cut expenditures, and restructure federal agencies, some of which could impact public companies. For example, the current administration has discussed several changes to the reach and oversight of the Food and Drug Administration, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs, as well as oversight over clinical trials and pharmaceutical development, all of which could pose risks (or opportunities) for companies in related industries. Similarly, there have been discussions of “reigning in” regulatory agencies such as the Federal Trade Commission, the Federal Communications Commission and the Federal Energy Regulatory Commission, all of which could impact how companies do business and could pose risks related to business operations and financial outlook.

The Company may be subject to enforcement actions if it engages in improper marketing or promotion of its products.

The Company’s promotional materials and training methods must comply with applicable laws, regulations, and regulatory authorities’ rules and guidelines, including the FDA and the Federal Trade Commission (the “FTC”). If the FDA, the FTC or another regulatory agency determines that The Company’s promotional or training material constitutes off-label, false or misleading, unfair or deceptive promotion of its products, it could request that the Company modify its training or promotional materials or subject it to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties.

It is also possible that other federal, state or foreign enforcement authorities might act if they consider the Company’s promotional or training materials to constitute off-label, false or misleading, unfair or deceptive promotion of its products, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement, and reputational harm.

Changes in laws and regulations over which we have no control can significantly affect our business and results of operations.

Any governmental entity that regulates our operations in the country in which they are located may enact new legislation or adopt new laws and regulations or policies at any time, and new judicial decisions may change the interpretation of existing legislation or regulations at any time in any of the countries in which our operations or projects are located. We have no control over any such changes. Any new laws or regulations governing our operations could have an adverse impact on our business, results of operations, and prospects.

Changes to trade policy, including tariff and import/export regulations, may have a material adverse effect on our results of operations, cash flows, and financial condition.

Changes to U.S. trade policy, including tariffs and import/export regulations, may adversely affect our operations, cash flows, and financial condition.

Recent and potential changes in U.S. trade policy—including higher tariffs, revisions or terminations of trade agreements, new economic sanctions, and other restrictions on international commerce—could materially impact our business. Adjusting our operations to comply with such changes may be time-consuming and costly. Retaliatory measures by other countries, including China, have already increased supply-chain costs and reduced product availability, effects that we may not be able to offset. These dynamics could weaken the U.S. economy, dampen industry demand, and negatively affect global markets in which we operate. in addition, political tensions between the United States and China further heighten these risks. Deteriorating relations could reduce trade, investment, and related economic activity, and materially affect our business, prospects and financial results.

Regulatory uncertainty may increase following recent federal developments.

Turnover and new policies at the U.S. Department of Health and Human Services, including the FDA, may continue to shift regulatory priorities and enforcement approaches. In addition, the U.S. Supreme Court’s 2024 decision in Loper Bright Enterprises v. Raimondo, which overturned the Chevron Doctrine, reduced deference to federal agency interpretations of statutory authority. This decision and related rulings may create new avenues to challenge federal regulations, introducing uncertainty for businesses like ours that have historically relied on a stable regulatory framework.

Federal actions related to tariffs and research funding may disrupt our business.

New and proposed U.S. tariffs, along with directives to reevaluate federal trade policies, have led to significant uncertainty regarding future trade relationships, treaties, and tariff structures. These developments may restrict access to suppliers, reduce global demand, and could adversely affect our operations, particularly given our reliance on components sourced from China and our significant international sales.

Additionally, changes to federal research funding—including reductions or restructuring of grants, particularly those involving higher-education institutions—may negatively impact our business and that of our research partners. Tariffs have already increased our cost of doing business and may continue to constrain access to imported equipment essential to our operations.

International conflict has affected commerce worldwide and may have a material adverse effect on our results of operations, cash flows, and financial condition.

The Ukraine/Russia conflict and various Middle East conflicts have received significant media coverage. Geopolitical instability can lead to significant disruption in supply chain efficiency, adding cost and delays. Russia-related sanctions instituted by the Office of Foreign Assets Control (“OFAC”) are likely to have unpredictable and wide-ranging effects on the domestic and global economy and financial markets, which could have an adverse effect on our business and results of operations. As a direct impact of the conflict, we have experienced a decrease in international sales to Ukraine and halted all sales to Russia. We will continue to monitor the situation carefully and, if necessary, take action to protect our business, operations, and financial condition.

Geopolitical instability, labor unrest, and economic disruptions in certain foreign jurisdictions may indirectly affect our operations.

Although we do not have direct sales, operations, or customers in regions experiencing significant instability, such as Venezuela, recent labor strikes, political instability, and economic conditions in Venezuela may contribute to broader regional or global disruptions, including impacts on international trade relationships, energy markets, currency volatility, or global logistics networks. In addition, changes in diplomatic relationships, foreign policy positions, or international regulatory frameworks involving countries experiencing political or economic instability could result in new or expanded trade restrictions, sanctions, compliance obligations, or logistical challenges imposed by foreign governments, as well as the United States. Such developments could indirectly affect the availability or cost of certain inputs, transportation services, or third-party suppliers upon which we rely. While we believe our current supply chain and manufacturing operations are diversified and resilient, we cannot assure investors that future geopolitical developments will not result in increased costs, delays, or other adverse effects on our business, financial condition, or results of operations.

Risks Related Company’s Securities

The Company is effectively controlled by a limited number of stockholders.

Our principal stockholder, BP4, Srl, an Italian investment vehicle that is currently in liquidation (“BP4”), controls approximately 11.05% of the Company’s issued and outstanding shares of common stock. As a result, it can exercise substantial control over our affairs and corporate actions requiring stockholder approval, including electing directors, selling all or substantially all our assets, merging with another entity, or amending our certificate of incorporation. This control could delay, deter, or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for the Company’s securities. Because of the concentration of ownership of our shares of common stock, our stockholders may from time to time observe instances where there may be less liquidity in the public markets for our securities.

We expect we will need additional financing to execute our business plan and fund operations, and additional financing may not be available on reasonable terms or at all.

As of December 31, 2025, we had total assets of approximately $7,800,000 and working capital of approximately $3,300,000 and $1,100,000 of cash and cash equivalents. We believe we will need additional capital to fund our operations. We intend to seek additional funds through various financing sources, including additional sales of our equity securities and possibly warrants to purchase our equity securities. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

If we fail to regain compliance with the strict listing requirements of NYSE American, we may be subject to delisting. As a result, our stock price may decline, and our common stock may be de-listed. If our stock were no longer listed on NYSE American, the liquidity of our securities likely would be impaired.

Our common stock currently trades on the NYSE American under the symbol “MLSS”. On October 8, 2025, the Company received a letter from NYSE American stating that the Company is not in compliance with the continued listing standards as outlined in Section(s) 1003(a)(ii), and (iii) of the NYSE American Company Guide (the “Company Guide”).

Section 1003(a)(ii) requires a listed company to have stockholders’ equity of $4 million or more if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years, and Section 1003(a)(iii) requires stockholders’ equity of $6 million or more if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years. Based on the Company’s Form 10-Q for the period ended June 30, 2025, the Company reported stockholders’ equity of approximately $3.3 million and experienced losses in such period and each of its five prior fiscal years. As a result, the Company is not currently in compliance with Sections 1003(a)(ii) and (iii) and is not eligible for any exemption under Section 1003(a) of the Company Guide.

To maintain its listing, the Company submitted a plan of compliance outlining the actions it has taken or will take to regain compliance. The Company will be able to continue its listing but will be subject to periodic reviews by the NYSE American. If the Company fails to comply with the continued listing standards by April 8, 2027, or if the Company does not make progress consistent with the plan, the NYSE American will initiate delisting procedures as appropriate. The Company’s management is pursuing options to address the deficiency. If we fail to regain compliance with and adhere to NYSE American’s strict listing criteria, including with respect to stock price, our market capitalization and stockholders’ equity, our stock may be de-listed. This would impair the liquidity of our securities not only in the number of shares that could be bought and sold at a given price, which may be depressed by the relative illiquidity, but also through delays in the timing of transactions and the potential reduction in media coverage. As a result, an investor might find it more difficult to dispose of our common stock if we are de-listed. Any failure at any time to meet the continuing NYSE American listing requirements would have an adverse impact on the value of and trading activity in our common stock.

We have relied heavily on sales of our common stock to fund our operations, and our ability to obtain additional capital through stock sales or other securities offerings may be more costly or dilutive to our stockholders than in the past, or may not be available to us at all. Our ability to raise additional capital may be limited by a low trading volume, stock price and market capitalization, as well as by laws, regulations and market conditions.

We have historically relied on, and may continue to rely, the sale of shares of our common stock to fund our operations and support our business activities. Our ability to raise additional capital through sales of our common stock or other securities offerings will depend on several factors, many of which may not be in our favor, including the trading volume and volatile trading price of our common stock, our relatively low public float and market capitalization, our potential inability maintain compliance with the listing requirements of the NYSE American, unfavorable financial market conditions, and the other risks and uncertainties. If we are unable to raise additional capital through the offering and sale of shares of our common stock, or securities convertible into or exercisable for our common stock, on a timely basis or on acceptable terms, or at all, we may seek additional capital through other third-party sources that require us to relinquish valuable rights in our intellectual property, technologies, product candidates or future revenue streams, or that subject us to restrictive covenants, operational restrictions or security interests in our assets, or we may need to delay, scale back or eliminate some or all of our development programs, reduce other expenses, file for bankruptcy, reorganize, merge with another entity, or cease operations.

Using a shelf registration statement to conduct an equity offering to raise capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. Our ability to raise capital under a shelf registration statement is, and may continue to be, limited by, among other things, current and future SEC rules and regulations impacting on the eligibility of smaller companies to use Form S-3 for primary offerings of securities. For example, if we filed a new shelf registration statement, we would currently be subject to the “baby shelf rule.” This means that we could use a shelf registration statement to raise additional funds only to the extent that the aggregate market value of securities sold by us or on our behalf pursuant to Instruction I.B.6. of Form S-3 during the 12 calendar months immediately prior to, and including, the intended sale does not exceed one-third of the aggregate market value of our public float, calculated in accordance with the instructions to Form S-3. Based on the aggregate market value of our public float, we would currently be unable to raise significant capital under a shelf registration. If our ability to offer securities under a shelf registration statement is limited, including by the baby shelf rule, we could choose to conduct an offering of our securities under an exemption from registration under the Securities Act or under a Form S-1 registration statement. We would expect either of these alternatives to take more time and be a more expensive method of raising additional capital relative to using our shelf registration statement.

In addition, under SEC rules and regulations, our common stock must be listed and registered on a national securities exchange in order to use a Form S-3 registration statement (1) for a primary offering, if our public float is not at least $75 million as of a date within 60 days prior to the date of filing the Form S-3 or a re-evaluation date, whichever is later,

There can be no assurance that we can maintain the listing of our common stock on the NYSE American. See, “If we fail to regain compliance with the strict listing requirements of NYSE American, we may be subject to delisting. As a result, our stock price may decline, and our common stock may be de-listed. If our stock were no longer listed on NYSE American, the liquidity of our securities likely would be impaired,” above. Our ability to raise capital on a timely basis through the issuance and sale of equity securities may also be limited by NYSE American’s stockholder approval requirement for certain issuances, including certain transactions that are not deemed a public offering (as defined in the Company Guide). For transactions other than public offerings, the Company Guide requires stockholder approval prior to the issuance or potential issuance of common stock (or securities convertible into or exercisable for common stock) at a price per share that is less than the “Minimum Price” if the issuance (together with sales by our officers, directors and principal shareholders (as defined in Company Guide)) would equal 20% or more of our common stock outstanding before the issuance. Under the Company Guide, the “Minimum Price” means a price that is the lower of (i) the Official Closing Price immediately preceding the signing of the binding agreement; or (ii) the average Official Closing Price for the five trading days immediately preceding the signing of the binding agreement. For purposes of calculating the Minimum Price, the “Official Closing Price” of the issuer’s common stock means the official closing price on the NYSE American as reported to the consolidated tape immediately preceding the signing of a binding agreement to issue the securities. In addition, certain prior sales of securities by us may be aggregated with any offering we may propose at a price that is less than the Minimum Price and which is not considered a public offering by the Company Guide, further limiting the amount we could raise in the offering. Under the Company Guide, stockholder approval is also required prior to the issuance of securities when the issuance or potential issuance will result in a change of control of our company. Even if a public offering under the Company Guide is not subject to the limitations described above, it may involve publicly announcing the proposed transaction, which often has the effect of depressing the market price of a company’s stock and could result in a reduced offering price. Accordingly, our existing investors may suffer greater dilution if we seek to raise additional capital through such a public offering of our securities. Obtaining stockholder approval is a costly and time-consuming process. If we must obtain stockholder approval for a potential transaction, we would expect to spend substantial additional money and resources. In addition, seeking stockholder approval would delay our receipt of otherwise available capital, which may materially and adversely affect our ability to execute our business plan, and there is no guarantee our stockholders ultimately would approve a proposed transaction.

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

The market price of our common stock may be volatile and may fluctuate significantly, and stockholders could lose all or part of their investment in the Company.

The market price for our common stock varied between a high of $1.39 and a low of $0.23 during the twelve months ended December 31, 2025. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including those listed in this “Risk Factors” section and other, unknown factors. Our stock price may experience substantial volatility because of many factors, including:

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

We have never paid cash dividends on any of our capital stock, and we currently intend to retain future earnings, if any, to fund the development and growth of our business. In addition, the terms of existing and future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. We cannot assure stockholders that our stock price will appreciate or that they will receive a positive return on their investment if and when they sell their shares.

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

Your percentage of ownership in the Company may be diluted in the future.

In the future, your percentage ownership in the Company may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including any equity awards that the Company will grant to its directors, officers, employees and consultants. Such awards will have a dilutive effect on outstanding share count which could adversely affect the market price of the Company’s common stock.

Risks Related to Our Intellectual Property

If we are unable to adequately protect our patents, trade secrets and other proprietary rights, if our patents are challenged or if our provisional patent applications do not get approved, our competitiveness and business prospects may be materially damaged.

Intellectual property rights, including patents, trade secrets, confidential information, trademarks, trade names, and trade addresse, are important to our business. We will endeavor to protect our intellectual property rights in key jurisdictions in which our products are produced or used and in jurisdictions into which our products are imported. Our success will depend to a significant degree upon our ability to protect and preserve our intellectual property rights. However, we may be unable to obtain or maintain protection for our intellectual property in key jurisdictions.

Although we own and have applied for patents and trademarks throughout the world, we may have to rely on judicial enforcement of our patents and other proprietary rights. Our patents and other intellectual property rights may be challenged, invalidated, circumvented, and rendered unenforceable or otherwise compromised. A failure to protect, defend, or enforce our intellectual property could have an adverse effect on our financial condition and results of operations. Similarly, third parties may assert claims against us and our customers and distributors, alleging our products infringe upon third-party intellectual property rights.

We believe that the intellectual property underlying our products is a competitive advantage. We rely on a combination of patent rights, trade secrets, and nondisclosure and non-competition agreements to protect our proprietary intellectual property, and we will continue to do so. There can be no assurance that our patents, trade secret policies and practices, or other agreements will adequately protect our intellectual property. Our issued patents may be challenged, found to be over-broad or otherwise invalidated in subsequent proceedings before courts or the U.S. Patent and Trademark Office. Even if enforceable, we cannot provide any assurances that they will provide significant protection from competition. The processes, systems, and/or security measures we use to preserve the integrity and confidentiality of our data and trade secrets may be breached, and we may not have adequate remedies resulting from such breaches. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. There can be no assurance that the confidentiality, nondisclosure and non-competition agreements with employees, consultants and other parties with access to our proprietary information to protect our trade secrets, proprietary technology, processes and other proprietary rights, or any other security measures relating to such trade secrets, proprietary technology, processes and proprietary rights, will be adequate, will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge. To the extent that our consultants, contractors, or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Our computer-controlled anesthesia systems are complex systems and numerous U.S. and foreign patents and pending patent applications owned by third parties exist in fields that relate to the development and commercialization of drug delivery systems. In addition, many companies have employed intellectual property litigation as a strategy to gain a competitive advantage. It is possible that infringement claims may occur as the number of products and competitors in our market increases. In addition, to the extent that we gain greater visibility and market exposure as a public company, we face a greater risk of being the subject of intellectual property infringement claims. We cannot be certain that the conduct of our business does not and will not infringe intellectual property or other proprietary rights of others in the United States and in foreign jurisdictions. If any of our computer-controlled anesthesia systems are found to infringe third party patent rights, we could be prohibited from manufacturing and commercializing the infringing technology unless we obtain a license under the applicable third-party patent and pay royalties or are able to design around such patent.

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

General Business Risks

Cybersecurity incidents, data breaches, or other system disruptions could compromise our products, data, and operations and materially adversely affect our business, financial condition, and results of operations.

We rely extensively on information technology (“IT”) systems, cloud-based platforms, software, and connected technologies to conduct our operations, develop and manufacture our medical devices, maintain clinical and regulatory data, and support customers and patients who use our connected products.

Cyberattacks are becoming increasingly sophisticated, frequent, and difficult to detect, and threat actors — including criminal groups, nation-states, and insiders — regularly target healthcare and medical technology companies because of the value and sensitivity of the data involved. Vulnerabilities may exist in our own systems, those of our suppliers and manufacturing partners, and in third-party software embedded in our devices. Any actual or perceived vulnerability or breach in the cybersecurity of our products could result in device malfunction, unauthorized access to patient data, or interruptions in device performance. In extreme circumstances, a cybersecurity incident involving one of our connected medical devices could pose risks to patient safety.

A significant cybersecurity breach or disruption could lead to operational downtime, loss or corruption of data, delays in manufacturing or product delivery, and interruptions in clinical, research, or commercial activities. In addition, such incidents could require costly remediation efforts, including forensic investigations, system restoration, and implementation of additional security measures.

Compromise of protected health information, personally identifiable information, or other sensitive data could expose us to substantial liability under U.S. and international data-protection laws, including the Health Insurance Portability and Accountability Act (“HIPAA”), the General Data Protection Regulation (“GDPR”), and various state privacy regulations. We could face regulatory investigations, enforcement actions, penalties, and ongoing compliance costs. We may also experience loss of customer trust, damage to our reputation, increased insurance premiums, and litigation from patients, customers, or business partners.

Although we maintain cybersecurity programs and invest in technical and administrative safeguards designed to protect our systems and devices, these measures may be insufficient to prevent or detect every potential attack or vulnerability. We also rely on third-party service providers who may have weaker security controls than our own, and our ability to monitor their security practices is limited. Despite the implementation of security measures, our internal computer systems, and those of any third parties with which we partner are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any cybersecurity or system failure, accident or breach to date, if an event were to occur, it could result in a material disruption of our operations, substantial costs to rectify or correct the failure, if possible, and potentially violation of HIPAA and other privacy laws applicable to our operations. If any disruption or security breach resulted in a loss of or damage to our data or applications or inappropriate disclosure of confidential or protected information, we could incur liability, further development of our products could be delayed, and our operations could be disrupted, any of which could severely harm our business and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Governance Related to Cybersecurity Risks

Our Board of Directors has oversight responsibility for risk management, including cybersecurity risk. The Board exercises this oversight through the Audit Committee, which oversees management’s risk exposure across various areas, including cybersecurity, in accordance with its charter. Management provides quarterly reports to the Audit Committee regarding the status of our cybersecurity program. The Chair of the Audit Committee reports to the full Board on cybersecurity matters every quarter, as applicable.

Management is responsible for the day-to-day administration of our cybersecurity program under the supervision of our Chief Executive Officer. We also engage external security service providers to support monitoring and threat detection and have processes designed to report relevant findings to the Chair of the Audit Committee, as appropriate.

Cybersecurity Risk Management and Strategy

We maintain a cybersecurity program that includes processes to identify, assess, and manage cybersecurity risks. We conduct periodic risk assessments, including with the support of external vendors, to evaluate our cybersecurity program, identify areas for enhancement, and develop mitigation strategies. We also conduct periodic security awareness training for employees.

We monitor cybersecurity risks through a combination of internal efforts and third-party tools and services, including a managed security service provider and other security software designed to detect and respond to threats. We have implemented processes and technologies for network monitoring and data loss prevention, and periodically review these controls.

We have not identified any cybersecurity incidents that have materially affected, or are reasonably likely to affect materially, our business strategy, results of operations, or financial condition. However, like other companies, our third-party vendors and we may experience cybersecurity threats or incidents from time to time. For additional discussion of related risks, see “Item 1A. Risk Factors.”

Item 2. Description of Property

Our headquarters are located at 425 Eagle Rock Avenue, Roseland, New Jersey 07068, and our telephone number is (973) 535-2717. In August 2019, we entered into a seven-year lease for our facility in Roseland, New Jersey (the “Roseland Facility”). Monthly lease payments are $9,275, commencing April 1, 2021. We are also responsible for electricity charges of $2.00 per square foot (approximately $11,130 annually), payable in equal monthly installments of $928, and our proportionate share of certain operating costs and property taxes in excess of base-year amounts.

We do not own, and do not currently intend to acquire, any real property.

Item 3. Legal Proceedings

We are not involved in any legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the NYSE American under the symbol “MLSS” since June 1, 2015. The trading prices of our common stock have historically been volatile and may continue to fluctuate significantly, as discussed in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth the quarterly high and low sales prices of our common stock as reported on the NYSE American for the periods indicated.

2025	High	Low	2024	High	Low
First Quarter	$1.39	$0.87	First Quarter	$0.78	$0.52
Second Quarter	$1.11	$0.62	Second Quarter	$0.85	$0.54
Third Quarter	$0.73	$0.38	Third Quarter	$1.10	$0.58
Fourth Quarter	$0.60	$0.23	Fourth Quarter	$1.05	$0.60

The market price of our common stock may be influenced by factors discussed elsewhere in this Annual Report, including our operating results, liquidity position, capital-raising activities, product commercialization progress, regulatory developments, and general market conditions.

Holders

As of March 31, 2026, there were approximately 92 holders of record of our common stock. We believe there were approximately 3,507 beneficial owners of our common stock at that date. Because brokers and other nominees hold many shares, the number of beneficial owners may differ from the number of holders of record.

Dividends

We have never declared or paid cash dividends on our common stock. We do not currently intend to declare or pay dividends in the near future. We anticipate that any future earnings, if any, will be retained to support our operations, fund product development and commercialization efforts, and strengthen our financial position. The payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on our operating results, financial condition, capital requirements, and other factors deemed relevant by the Board.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

We are a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and Regulation S-K. Accordingly, we are not required to provide the selected financial data specified in Item 301 of Regulation S-K. Management believes that the consolidated financial statements and related disclosures included elsewhere in this Annual Report provide sufficient information to understand our financial condition, results of operations, and liquidity.

Item 7. Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors” in this Form 10-K.

Overview

Milestone Scientific, Inc. is a biomedical technology company that patents, designs, develops, and commercializes innovative diagnostic and therapeutic injection technologies and devices for medical and dental use. Since its inception, the Company has focused on pioneering proprietary, computer-controlled injection technologies intended to improve the standard of care by making injections more precise, efficient, and more comfortable for patients.

The Company’s proprietary Dynamic Pressure Sensing® (DPS) technology platform enables real-time pressure monitoring and controlled fluid delivery during injections. This platform serves as the foundation for the Company’s dental and medical product offerings. It supports multiple applications, including local anesthesia delivery, subcutaneous drug delivery, fluid aspiration, and epidural space identification.

Milestone Scientific’s common stock has been listed on the NYSE American since June 1, 2015, and trades under the symbol “MLSS.”

Business Strategy

Milestone Scientific remains focused on advancing the following primary objectives:

●	Establishing the DPS Dynamic Pressure Sensing technology platform as a standard-of-care for precise and comfortable drug delivery, with objective visual and audible in-tissue pressure feedback;
●	Transitioning from a research-and-development-focused organization to a commercially oriented medical device company following FDA clearance of its medical products, and
●	Expanding the global footprint of the Company’s CompuFlo® Epidural and CathCheck® systems through a targeted sales strategy and strategic distribution partnerships.

Products and Technology Platform

Dental Market Products

Since its commercial introduction in early 2007, the STA Single Tooth Anesthesia (STA) System, together with its predecessor C-CLAD devices, has been used to administer more than 95 million injections globally. The system is designed to provide controlled delivery of local anesthetics and has been utilized in a broad range of dental procedures. The STA Instrument has been evaluated in multiple peer-reviewed clinical studies and published articles. Feedback from practitioners and published literature indicates that the technology has been incorporated into clinical practice in various markets worldwide.

Medical Market Products

As of 2025, the CompuFlo® Epidural System has received multiple regulatory clearances and reimbursement milestones in the United States. The system initially received FDA 510(k) clearance in 2017 for epidural injections in the lumbar region, with expanded clearance in 2023 for use in the thoracic region, including the cervicothoracic junction. In 2022, the American Medical Association assigned a technology-specific Category III CPT® code (0777T), effective January 1, 2023, to facilitate tracking and reimbursement submissions when the system is used in conjunction with primary epidural steroid injection procedures. In 2024, Medicare Administrative Contractors in Florida and multiple additional jurisdictions established Medicare Part B physician payment determinations for CPT code 0777T. The Company also received Notices of Allowance in the United States and Europe in 2024 related to its next-generation Dynamic Pressure Sensing® technology.

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment, product category:

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Domestic-US
Instruments	$652,044	$18,400	$670,444	$653,990	$4,000	$657,990
Handpieces	4,105,727	150,850	4,256,577	4,489,521	57,700	4,547,221
Other	42,194	-	42,194	49,120	-	49,120
Grand Total	$4,799,965	$169,250	$4,969,215	$5,192,631	$61,700	$5,254,331

International Rest of World
Instruments	$781,019	$-	$781,019	$868,169	$39,000	$907,169
Handpieces	2,867,180	14,000	2,881,180	2,423,507	3,920	2,427,427
Other	32,568	-	32,568	41,001	-	41,001
Grand Total	$3,680,767	$14,000	$3,694,767	$3,332,677	$42,920	$3,375,597

International China
Instruments	$310,000	$-	$310,000	$-	$-	$-
Handpieces	-	-	-	-	-	-
Other	-	-	-	-	-	-
Grand Total	$310,000	$-	$310,000	$-	$-	$-

Total Product Sales	$8,790,732	$183,250	$8,973,982	$8,525,308	$104,620	$8,629,928

Current Product Platform

See Item 1—description of Business.

Summary of Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

Management considers an accounting estimate to be critical if it requires significant judgment, is inherently subjective, and if changes in the estimate could have a material impact on the Company’s financial condition or results of operations. Actual results may differ from those estimates under different assumptions or conditions.

Management evaluates its estimates and assumptions on an ongoing basis using historical experience, current trends, and other information believed to be reasonable under the circumstances. Management regularly reviews revenue trends, liquidity and cash position, inventory levels, and operating forecasts. The estimates discussed below represent those that management believes are the most critical to understanding the Company’s financial condition and results of operations.

For a more complete discussion of the Company’s significant accounting policies, see Note C to the consolidated financial statements.

Going Concern and Liquidity

Management’s assessment of the Company’s ability to continue as a going concern requires significant judgment and is based on estimates regarding future revenues, operating expenses, working capital requirements, timing of cash flows, and access to additional sources of capital.

The Company has incurred recurring operating losses and has an accumulated deficit. In addition, the Company’s available cash and cash equivalents are not sufficient to fund operations for at least twelve months from the issuance date of these financial statements without obtaining additional financing.

Management has developed plans intended to improve liquidity and operating results, including initiatives to increase revenues, reduce professional and consulting expenses, and defer certain discretionary expenditures, including delaying research and development activities related to the next-generation Single Tooth Anesthesia System instrument. In April 2025, the Company received $800,000 in related party financing (see Note H).

However, management’s plans are dependent on the Company’s ability to generate additional revenues and/or obtain additional financing, and there can be no assurance that such plans will be successful or that additional capital will be available on acceptable terms, or at all. Accordingly, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition

Revenue recognition is a critical accounting estimate due to the judgment required in determining the timing of revenue recognition, identifying performance obligations, and estimating variable consideration, including returns and discounts.

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of the promised goods transfers to the customer, in an amount that reflects the consideration the Company expects to receive in exchange for those goods.

Revenue is derived primarily from the sale of dental and medical instruments and related single-use disposable handpieces. Instrument revenue is generally recognized upon shipment or delivery, depending on the contractual terms, while disposable handpiece revenue is recognized upon transfer of control to the customer. Management evaluates whether contracts contain multiple performance obligations and allocates consideration based on relative standalone selling prices when applicable.

Judgment is required in estimating expected returns, distributor incentives, and other variable consideration, which are recorded as reductions of revenue. These estimates are based on historical experience, current market conditions, and anticipated future trends. Changes in assumptions related to these estimates could have a material impact on reported revenue.

Inventories

Inventory valuation is considered a critical accounting estimate due to the judgment required in assessing excess and obsolete inventory, forecasted demand, and the recoverability of inventory carrying values, particularly in light of the Company’s operating losses and liquidity considerations.

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. The Company periodically reviews inventory quantities on hand relative to historical sales, projected future demand, product life cycles, technological changes, regulatory developments, and market conditions.

Management records reserves for excess, slow-moving, or obsolete inventory based on its assessment of expected future sales and usage. This evaluation requires significant judgment, particularly with respect to estimating future demand for instruments and related disposable handpieces, anticipated product transitions, and distributor purchasing patterns. If actual demand is lower than forecasted, or if products become obsolete due to technological advancements, regulatory changes, or shifts in market acceptance, additional inventory write-downs may be required.

Inventory write-downs are recorded as a component of cost of goods sold and establish a new cost basis for the inventory. Given the Company’s current liquidity position and operating results, adverse changes in demand forecasts or market conditions could have a material impact on inventory reserves and future operating results.

Results of Operations

The following table sets forth the consolidated results of operations for the year ended December 31, 2025, compared to the year ended December 31, 2024.

For the year-end December 31, 2025, compared to the year ended December 31, 2024

	2025	2024

Operating results:
Product sales, net	$8,973,982	$8,629,928
Cost of products sold	2,566,405	2,195,340
Gross profit	6,407,577	6,434,588

Operating expenses:
Selling, general and administrative expenses	11,576,530	12,295,330
Research and development expenses	449,469	858,767
Depreciation and amortization expense	78,195	37,448
Total operating expenses	12,104,194	13,191,545
Loss from operations	(5,696,617)	(6,756,957)
Interest income	(25,599)	60,265
Gain on sale of net operating losses	-	1,983,095
Net loss	(5,722,216)	(4,713,597)
Net loss attributable to noncontrolling interests	-	-
Net loss attributable to Milestone Scientific Inc.	(5,722,216)	(4,713,597)

Net sales for the year ended December 31, 2025, compared to the year ended December 31, 2024

	2025	2024	Change
Dental	$8,790,732	$8,525,308	$265,424
Medical	183,250	104,620	78,630
Total sales, net	$8,973,982	$8,629,928	$344,054

For the year ended December 31, 2025, total net sales were approximately $8.9 million, an increase of approximately $344,000, or 4%, compared to approximately $8.6 million in 2024.

Dental sales were approximately $8.8 million, compared to $8.5 million in the prior year. The increase reflects higher international sales, including sales in China during 2025, partially offset by a decline in domestic U.S. dental sales. International dental sales increased 9% year over year, while domestic dental sales decreased 7%.

Medical sales are approximately $183,000, compared to $104,000 in 2024, reflecting higher domestic medical handpiece sales. Medical sales continue to represent a small portion of total revenue.

Gross Profit for the years ended December 31, 2025, and 2024 was as follows:

	2025	2024	Change
Dental	$6,227,119	$6,339,166	$(112,047)
Medical	180,458	95,422	85,036
Total gross profit	$6,407,577	$6,434,588	$(27,011)

Gross margin was approximately 71% in 2025 compared to approximately 75% in 2024. The decline in gross margin percentage reflects changes in product mix and cost structure during the period.

Selling, general, and administrative expenses for the years ended December 31, 2025, and 2024 were as follows:

	2025	2024	Change
Dental	$3,873,178	$3,929,073	$(55,895)
Medical	1,593,538	2,128,456	(534,918)
Corporate	6,109,814	6,237,801	(127,987)
Total selling, general and administrative expense	$11,576,530	$12,295,330	$(718,800)

Total selling, general and administrative expenses for the year ended December 31, 2025 were approximately $11.6 million, compared to $12.3 million in 2024, representing a decrease of approximately $718,000, or 6%. As a percentage of net sales, selling, general and administrative expenses decreased to approximately 129% of net sales in 2025, compared to approximately 142% of net sales in 2024.

Total salaries decreased by approximately $653,000, or 17%, primarily reflecting lower headcount and related personnel costs during the year. Quality and regulatory expenses decreased by approximately $146,400, or 30%, primarily due to reduced regulatory consulting and compliance-related activities. Marketing expenses decreased by approximately $236,200, or 42%, primarily reflecting reduced promotional and advertising activities. Insurance costs decreased by approximately $57,900, or 10%, and other SG&A expenses decreased by approximately $90,300, or 10%, primarily due to general cost containment efforts.

These decreases were partially offset by an increase in stock-based compensation included in salaries of approximately $234,400, or 17%, primarily related to equity compensation granted during the year. Professional fees and consultants increased by approximately $223,600, or 7%, primarily due to higher legal, accounting, and consulting expenses. Warehouse expenses increased by approximately $18,400, or 4%, reflecting higher distribution and logistics costs. Rent increased modestly by approximately $4,500, or 3%, while royalties increased slightly by approximately $3,000, or 1%.

Research and Development for the years ended December 31, 2025, and 2024 were as follows:

	2025	2024	Change
Dental	$430,676	$835,851	$(405,175)
Medical	18,793	22,916	(4,123)
Corporate	-	-	-
Total research and development	$449,469	$858,767	$(409,298)

Research and development expenses for the year ended December 31, 2025 were approximately $449,000 compared to $859,000 for the year ended December 31, 2024, representing a decrease of approximately $409,000, or 48%.

The decrease in research and development expenses was primarily attributable to a reduction in dental-related research and development activities, which decreased to $0.4 million in 2025 from $0.8 million in 2024, representing a decrease of $0.4 million. This reduction reflects the Company’s decision to delay research and development efforts related to the next-generation Single Tooth Anesthesia System instrument during 2025.

Medical research and development expenses decreased modestly to $0.02 million in 2025 from $0.02 million in 2024, reflecting limited ongoing development activity related to the Company’s medical product platform.

Overall, the decrease in research and development expenses reflects management’s focus on cost containment and prioritization of resources toward commercialization and operational activities during 2025.

Loss from Operations for 2025- and 2024 were as follows:

	2025	2024	Change
Dental	$1,923,265	$1,574,242	$349,023
Medical	(1,431,873)	(2,055,950)	624,077
Corporate	(6,188,009)	(6,275,249)	87,240
Total loss from operations	$(5,696,617)	$(6,756,957)	$1,060,340

Loss from operations for the year ended December 31, 2025, was approximately $(5,700,000) compared to $(6,800,000) for the year ended December 31, 2024, representing an improvement of approximately $1.06 million, or 16%. As a percentage of net sales, operating loss improved to approximately 63% of net sales in 2025 compared to approximately 78% of net sales in 2024.

The year-over-year improvement in operating results primarily reflects lower operating expenses, including reductions in selling, general and administrative expenses and research and development expenditures, partially offset by a modest decline in gross margin percentage.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

Cash flow:	2025	2024	Change
Net cash used in operating activities	$(2,916,627)	$(2,919,875)	$3,248
Net cash provided by (used in) investing activities	(15,124)	2,966,449	(2,981,573)
Net cash provided by financing activities	786,335	233,771	552,564
	$(2,145,416)	$280,345	$(2,425,761)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025, and 2024 was $2.9 million, which was substantially consistent year over year.

Cash used in operating activities during both periods primarily reflects net losses, partially offset by non-cash charges and changes in working capital. Although loss from operations improved in 2025, operating cash usage remained comparable to the prior year due to changes in working capital accounts, including the timing of customer collections and vendor payments.

For the year ended December 31, 2024, the Company received approximately $2.0 million, net of related expenses, from the sale of New Jersey net operating losses under the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025, was approximately $0.02 million, compared to net cash provided by investing activities of approximately $3.0 million in 2024. However, the cash provided by investing activities in 2024 was primarily attributable to proceeds from the sale of net operating losses. Investing activity in 2025 was minimal and consisted primarily of routine capital expenditures.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025, was approximately $0.8 million, compared to $0.2 million in 2024. The increase in cash provided by financing activities during 2025 primarily reflects financing proceeds, including related-party financing, partially offset by repayments and other financing-related outflows.

Management continues to monitor liquidity and implement cost-containment initiatives. The Company’s ability to meet its future operating requirements will depend on its operating performance and its ability to obtain additional financing, as discussed in the going concern disclosure.

Contractual Obligations

The impact of the consolidated contractual obligations on December 31, 2025, on the liquidity and cash flows in future periods, is as follows:

Payments Due by Period
	Total	Less than 1 Year	1-3 Years
Operating lease obligations	$229,274	152,793	76,481

Purchase obligations	$2,313,252	1,506,101	807,151

Total	$2,542,526	1,658,894	883,632

Recent Accounting Pronouncements

See “Note C - Summary of Significant Accounting Policies” to the consolidated financial statements for an explanation of recent accounting pronouncements impacting Milestone Scientific.

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Vice President of Finance evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2025.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and other procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Based on this evaluation, the Chief Executive Officer and Vice President of Finance concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the criteria outlined in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

The Company routinely reviews its internal control over financial reporting and may make changes from time to time intended to enhance its effectiveness. During the year ended December 31, 2025, there were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure regarding Foreign Jurisdiction that Prevents Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

NAME	AGE	POSITION	DIRECTOR SINCE
Benedetta Casamento (1) (2) (3)	59	Chairman of the Board	2022
Neal Goldman (1) (2) (3)	82	Vice Chairman of the Board	2019
Eric Hines	58	Chief Executive Officer and Director	2025
Dr. Didier Demesmin	57	Director	2023
Shanth Thiyagalingam (1) (2)	45	Director	2025
Dr. Dawood Sayed	47	Director	2025

1. Member of the Audit Committee

2. Member of the Compensation Committee

3. Member of the Nominating and Corporate Governance Committee

Benedetta I. Casamento, Chairman of the Board

Benedetta Casamento has been a director of Milestone Scientific since 2022 and has served as Chairman of the Board since December 2025. Since August 2017, Ms. Casamento has served as a Consultant and a board member specializing in strategy, finance, and operations. Ms. Casamento previously served as Chairman and President of Allyke, Inc., an artificial intelligence company creating digital imagery insights for retail and other industries, from June 2016 to August 2017. From December 2014 to April 2016, she served as Chief Executive Officer of Calypso St. Barth, a luxury boutique retailer of women’s apparel and accessories. Before her role as CEO at Calypso St. Barth, Ms. Casamento served as a consultant to private equity firms with portfolio interests in retail and fashion from July 2012 to December 2014. Ms. Casamento previously served as Executive Vice President, Finance & Operations of The Talbots, Inc. (“Talbots”), a specialty retailer and direct marketer of women’s apparel, accessories, and shoes, from March 2009 to July 2012. Before joining Talbots, Ms. Casamento served in various leadership roles within Liz Claiborne Inc. from February 1999 to November 2008, culminating in her position as President of Liz Claiborne Brands. Ms. Casamento started her career at Saks Fifth Avenue. Our Board has determined that Ms. Casamento’s extensive business experience, as well as her background in accounting and finance, qualify her to serve on the Board.

Eric Hines, President, Chief Executive Officer, and Director

Mr. Hines has been President, Chief Executive Officer, and a director of Milestone Scientific since July 31, 2025. He most recently served as President of North America at Ex Libris Group (September 2014 - June 2021), a global provider of cloud-based solutions for higher education and libraries. From June 2021 to July 2025, Mr. Hines was involved in providing consulting services for Alethea, a technology start-up company, and also invested in commercial and personal real estate ventures. Before his role at Ex Libris Group, Mr. Hines held various roles at NICE Systems (October 2004-June 2014), a multinational company that designs and manufactures smart home security and automation products. Mr. Hines served as Senior Director of Sales at NICE Systems from October 2004 to November 2005. Subsequently, he served as Vice President of several North American divisions of NICE Systems from November 2005 through June 2014. Prior thereto, Mr. Hines served as Regional Director of Sales at AMDOCS Clarify CRM (October 2003- October 2004), a provider of customer relationship management (CRM) solutions to the communications industry. Mr. Hines received a Bachelor of Science in Chemistry from Wake Forest University in 1989 and an MBA in International Business from Xavier University in 1996.

Neal Goldman, Director

Neal Goldman has served as a director of Milestone Scientific since 2019 and served as Chairman of the Board from 2023 until December 2025. Mr. Goldman has been the President and Founder of Goldman Capital Management, Inc., a family office, since 2018. Goldman Capital Management was previously an investment advisory firm founded in 1985. Earlier in his career, Mr. Goldman served as First Vice President of Research at Shearson Lehman Hutton. He has also held senior positions as a money manager and research analyst with several firms, including Neuberger Berman, Moseley Hallgarten Estabrook & Weeden, Bruns Nordeman, and Russ and Company. Mr. Goldman served as Chairman of Charles & Colvard, Ltd. from 2016 until October 2025. He also previously served on the board of ImageWare Systems, Inc. until November 2020 and currently serves on the board of Koil Energy Solutions, Inc. (formerly Deep Down, Inc.). Prior to their respective acquisitions, he served on the boards of Blyth, Inc. and iPass Corporation. Mr. Goldman received a B.A. in Economics from The City University of New York (City College). We believe Mr. Goldman’s extensive experience in investment management and financial analysis qualifies him to serve on our Board of Directors.

Dr. Didier Demesmin, Director

Dr. Demesmin is currently the Chief Executive Officer and Medical Director of University Pain and Spine Center, a position he has held since 2007. Since March 2006, Dr. Demesmin has held the position of Director of the Pain Management Department at St. Peter’s University Hospital. He is also a physician in the Departments of Pain Medicine at JFK Medical Center (since March 2007), Robert Wood Johnson University Hospital (since January 2008), Somerset Medical Center (since February 2009), Hudson Regional Hospital (since December 2010), and Saint Barnabas Hospital (since November 2013). Dr. Demesmin is also a Clinical Instructor in the Department of Medicine at Rutgers Robert Wood Johnson Medical School (since August 2006), a Clinical Assistant Professor in the Department of Physical Medicine and Rehabilitation at Rutgers Robert Wood Johnson Medical School (since July 2013), the Medical Director in the Physical Medicine and Rehabilitation and Sports Medicine Institute at St. Peter’s University Hospital (since (December 2013), and an Assistant Fellowship Program Director in the Multidisciplinary Interventional Pain Medicine Fellowship at JFK Johnson Rehabilitation Institute (since November 2013). Dr. Demesmin has been a member of the Board of Trustees of the New Jersey Society of Interventional Pain Physicians, since September 2010, and the Middlesex County Medical Society of New Jersey, since January 2010, where he held the positions of President Elect, from June 2011 to June 2012, and President, from June 2012 to June 2014. He also currently serves on the Board of Directors for the Latin American Pain Society (LAPS) and the World Institute of Regenerative Medicine (WIRM). Dr. Demesmin received a BA in Psychology from Rutgers University in 1994, a Medical Degree from the University of Medicine and Dentistry of New Jersey in 2000, and an MBA from the Kellogg School of Management of Northwestern University in 2018. Mr. Demesmin’ s medical healthcare background in the field of interventional pain management and business background has given him the expertise needed to serve as one of our directors.

Shanth Thiyagalingam Director

Mr. Thiyagalingam currently serves as Chief Executive Officer of PainTEQ, a disruptive technology serving patients suffering from sacroiliac joint dysfunction and supporting the interventional pain market. From 2020 through 2025, he held successive leadership roles at the company—from Chief Commercial Officer to Chief Operating Officer, and ultimately as CEO. During his tenure, he led the company’s transformation from early-stage startup to hyper-growth innovator in the interventional pain space. He also led M&A initiatives and was instrumental in securing a Category 1 CPT code for the LinQ procedure—a new therapy in the interventional pain market. Under his leadership, PainTEQ was recognized three years in a row by the INC 5000 and named a “Best Place to Work” by the Tampa Bay Business Journal. Prior to this he worked in senior leadership roles across reputable companies such as Abbott, Nevro and Stryker. He holds a Bachelor of Medical Science from the University of Sydney, a master’s in marketing management, and an MBA from Macquarie Graduate School of Management (MGSM). He is also a certified Gallup Strengths Coach and is passionate about fostering high-performance cultures and mentoring emerging leaders in the medtech industry.

Dawood Sayed, M.D., Director

Dr. Sayed is a Professor of Anesthesiology and Pain Medicine at the University of Kansas Medical Center and currently serves as Division Chief of Pain Medicine, Director of Interventional Spine Services, and Director of the Center for Neuromodulation. With a robust clinical, academic, and policy background, he brings over a decade of leadership in pioneering minimally invasive pain therapies, neuromodulation, and health system innovation. Dr. Sayed also serves as Vice Chairman and Co-Founder of the American Society of Pain and Neuroscience (ASPN), where he works closely with key stakeholders, including commercial payers, regulators, and medical device manufacturers, to advance access to innovative pain relief technologies. His leadership has earned him multiple honors, including the 2025 Presidential Award from the North American Neuromodulation Society (NANS). Dr. Sayed has authored over 100 peer-reviewed publications, contributed to national guidelines in pain medicine, and currently leads multiple clinical trials evaluating neuromodulation and spinal therapies. He also serves as a medical advisor to several leading medtech innovators and participates on national AMA CPT® and NANS advocacy committees.

Board Leadership Structure

The Board of Directors believes that the separation of the roles of Chairman of the Board and Chief Executive Officer provides for effective corporate governance and appropriate checks and balances with respect to the Company’s leadership and oversight. Under this structure, the Chief Executive Officer is responsible for developing and implementing the Company’s business strategies and overseeing the Company’s day-to-day operations. At the same time, the Chairman of the Board leads the Board in its oversight, governance, and advisory functions. The Board believes that separating these roles allows each individual to focus on their respective responsibilities and devote the appropriate time and attention required to perform those duties effectively.

The Board further believes that this leadership structure promotes clear accountability, enhances management oversight, and supports effective decision-making. For these reasons, the Board has determined that its current leadership structure is appropriate and in the best interests of the Company and its stockholders.

The Board’s Oversight of Risk Management

The Board of Directors recognizes that the Company faces a variety of risks, including, among others, risks related to operations in China, liquidity and access to capital, market acceptance of medical products, regulatory matters, and general operational risks.

The Board believes that an effective risk management framework is designed to:

●	Identify and assess material risks in a timely manner
●	Communicate material risk information to senior management and, as appropriate, to the Board and its committees
●	Develop and implement appropriate risk mitigation strategies
●	Integrate risk considerations into the Company’s strategic planning and decision-making processes

The Board oversees the Company’s overall risk management processes, while management is responsible for the day-to-day management of risk. The Chief Executive Officer, together with senior management, identifies, evaluates, and manages the Company’s risk exposures and implements risk management strategies approved by the Board.

The Board receives regular reports from management regarding the Company’s risk profile and engages in periodic discussions concerning significant risk exposures and mitigation efforts. The Board believes this structure promotes a culture of risk awareness and supports the Company’s long-term strategic objectives and the interests of its stockholders.

Committees of the Board

The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Each committee operates under a written charter approved by the Board.

●	Audit Committee – Oversees risks related to financial reporting, internal controls, compliance, liquidity, and cybersecurity.
●	Compensation Committee – Oversees risks associated with compensation policies and practices, including whether such programs encourage excessive risk-taking.
●	Nominating and Corporate Governance Committee – Oversees risks related to corporate governance practices, Board composition, and director independence.

The Board believes that its committee structure enhances its ability to effectively oversee the Company’s risk management processes in accordance with NYSE American corporate governance standards.

Audit Committee

The Audit Committee meets regularly with management and the Company’s independent registered public accounting firm to review and discuss matters related to the Company’s financial reporting, internal control over financial reporting, and audit process.

The primary purpose of the Audit Committee is to assist the Board of Directors in its oversight of:

●	The integrity of the Company’s financial statements
●	The Company’s compliance with legal and regulatory requirements
●	The qualifications, independence, and performance of the Company’s independent registered public accounting firm
●	The preparation and filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025

The Audit Committee is directly responsible for the appointment, retention, compensation, evaluation, and oversight of the Company’s independent registered public accounting firm. The Committee also pre-approves all audit and permitted non-audit services provided by the independent auditors.

The Audit Committee is currently comprised of Benedetta Casamento (Chair), Neal Goldman, and Shanth Thiyagalingam. The Board has determined that each member of the Audit Committee is independent under the listing standards of NYSE American and satisfies the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended.

A copy of the Audit Committee Charter is available on the Company’s website at www.milestonescientific.com.

Audit Committee Financial Expert

The Board of Directors has determined that Benedetta Casamento is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. In addition, the Board has determined that Ms. Casamento is independent within the meaning of the listing standards of NYSE American and the applicable rules of the Securities and Exchange Commission, including Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended.

Compensation Committee

The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of the Company’s executive officers. The Committee also reviews general policies relating to employee compensation and benefits and administers the Company’s equity compensation plans, including the grant of stock options and other equity awards to officers, employees, directors, and consultants. In addition, the Compensation Committee reviews and makes recommendations to the Board regarding compensation for non-employee directors. The Compensation Committee may not delegate its authority to any other person, except to a subcommittee established in accordance with applicable law and the Committee’s charter.

The Compensation Committee is currently comprised of Neal Goldman (Chair), Benedetta Casamento, and Shanth Thiyagalingam

A copy of the Compensation Committee Charter is available on the Company’s website at www.milestonescientific.com. For additional discussion of executive compensation objectives, see Item 11, “Executive Compensation.”

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee identifies, evaluates, and recommends individuals qualified to serve as directors of the Company and assesses the suitability of incumbent directors for continued service on the Board.

The Committee is currently comprised of Benedetta Casamento (Chair) and Neal Goldman. A copy of the Nominating and Corporate Governance Committee Charter is available on the Company’s website at www.milestonescientific.com.

In evaluating director candidates, the Committee considers a variety of factors, including integrity, professional experience, judgment, independence, understanding of the Company’s business and industry environment, and the ability to make meaningful contributions to the Board’s oversight responsibilities. The Committee also evaluates whether a candidate’s skills, expertise, and experience complement the existing composition of the Board and its committees and satisfy applicable independence and regulatory requirements.

The Committee considers director candidates recommended by stockholders. Stockholders wishing to recommend a candidate for consideration must submit a written recommendation that includes:

●	The stockholder’s name and evidence of stock ownership, including the number of shares held and the duration of ownership
●	The candidate’s name and a résumé or summary of qualifications
●	The candidate’s written consent to be named as a nominee and to serve as a director if elected

The Committee may also consider candidates suggested by current directors, executive officers, or other sources and may retain third-party search firms to assist in identifying qualified candidates. The evaluation process does not vary based on the source of the nomination.

Director Independence

The Board of Directors has determined that Neal Goldman, Benedetta Casamento, Shanth Thiyagalingam, and Dawood Sayed, M.D. (collectively, the “Independent Directors”) are independent within the meaning of Section 803A of the NYSE American Company Guide.

In making its independence determinations, the Board considered all relevant facts and circumstances, including any equity compensation awards granted to the Independent Directors during the year ended December 31, 2025, as disclosed under “Director Compensation” below. The Board determined that such awards were granted as compensation for services rendered in their capacity as directors and do not constitute a material relationship with the Company that would impair their independence under the NYSE American listing standards.

Stockholder Communication with the Board

The Board of Directors has established a process for stockholders and other interested parties to communicate with the Board. Stockholders and other interested parties may communicate with any member of the Board, the non-management directors as a group, any Board committee, or the chair of any such committee by directing correspondence to the intended recipient by name or title. All correspondence should be sent “c/o Corporate Secretary” at: 425 Eagle Rock Avenue, Suite 403, Roseland, New Jersey 07068.

The Company’s Corporate Secretary will review all communications for the sole purpose of determining whether the correspondence is appropriate for delivery to the directors. Communications that are unrelated to the duties and responsibilities of the Board, including advertisements, solicitations, or patently offensive material, will not be forwarded.

All appropriate communications will be promptly forwarded to the intended director or directors. In the case of communications addressed to the Board or to a committee or group of directors, the Corporate Secretary will distribute copies to each applicable member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission (the “SEC”). Such directors, executive officers, and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

Based solely upon a review of the copies of such reports furnished to the Company and written representations from certain reporting persons that no Form 5 reports were required, the Company believes that all filing requirements applicable to its directors and executive officers under Section 16(a) were timely satisfied during the fiscal year ended December 31, 2025.

Insider Trading Arrangements and Policies

The Company has adopted an insider trading policy governing the purchase, sale, and other dispositions of the Company’s securities by its directors, officers, and employees. The Company believes this policy is reasonably designed to promote compliance with applicable insider trading laws, rules, regulations, and exchange listing standards.

The policy prohibits trading in the Company’s securities while in possession of material nonpublic information and prohibits the disclosure of such information to others who may trade on the basis of that information.

The Company has established regular blackout periods in connection with the preparation and filing of its periodic reports. The Company may also impose special blackout periods from time to time when material nonpublic developments or events are pending.

Covered persons may trade in the Company’s securities only when no blackout period is in effect, they are not in possession of material non-public information and the transaction has been pre-cleared by the Company’s designated compliance officer, or pursuant to a Rule 10b5-1 trading plan adopted in compliance with applicable SEC rules.

During the last fiscal quarter of the fiscal year covered by this report, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement.

Code of Ethics

The Company has adopted a Code of Ethics, as defined in Item 406 of Regulation S-K, that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as its directors.

The Code of Ethics is publicly available on the Company’s website at www.milestonescientific.com. The Company will provide a copy of the Code of Ethics, without charge, upon a written request to: Benedetta Casamento, Chairman of the Board, Milestone Scientific Inc, 425 Eagle Rock Avenue, Roseland, New Jersey 07068.

The Company intends to disclose any amendments to, or waivers (including any implicit waiver), from a provision of the Code of Ethics granted to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on its website or in a Current Report on Form 8-K, as required by applicable SEC rules.

Clawback Policy

The Board of Directors has adopted a written compensation recovery policy (the “Clawback Policy”) in accordance with Section 10D of the Securities Exchange Act of 1934, as amended, and the applicable listing standards of NYSE American.

The Clawback Policy provides for the recovery of certain incentive-based compensation that was erroneously awarded, earned, or vested based wholly or in part upon the attainment of a financial reporting measure, in the event the Company is required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the federal securities laws.

The policy applies to current and former executive officers who received incentive-based compensation during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement. Recovery is required to the extent that the incentive-based compensation received exceeds the amount that would have been received had it been determined based on the restated financial results.

Recovery under the Clawback Policy is required regardless of whether the executive officer engaged in misconduct or was responsible for the error that resulted in the restatement and applies to restatements resulting from both misconduct and inadvertent errors.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth information concerning all compensation earned by Milestone Scientific’s (i) principal executive officer during the last completed fiscal year, (ii) principal financial officer during the last completed fiscal year, and (ii) the three most highly compensated executive officers other than the principal executive officer and principal financial officer who were serving as executive officers at the end of the fiscal year ended December 31, 2025.

The following table provides information regarding unexercised stock options held by the Named Executive Officers as of December 31, 2025 and 2024.

Name	Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Eric Hines (1)	CEO	2025	$77,019		$718,000	$-	$795,019
Jan Adriaan (Arjan) Haverhals (2)	CEO	2024	$350,000	$478,000	$-	$53,422	$881,422
Jason Papes (3)	Senior VP of Global Sales and Marketing	2025	$77,596	$-	$646,200	$-	$723,796
Keisha M. Harcum (4)	Vice President of Finance	2024	$203,845	$25,000	$-	$-	$228,845
Keisha M. Harcum (4)	Vice President of Finance	2025	$220,028	$50,000	$-	$-	$270,028

1.	Mr. Hines was appointed Chief Executive Officer and a member of the Board of Directors effective August 1, 2025. Pursuant to his employment agreement, Mr. Hines was granted an option to purchase 2,000,000 shares of the Company’s common stock on August 1, 2025, at an exercise price of $0.50 per share. The option expires on August 1, 2035 and vests in equal annual installments, subject to continued service. The grant date fair value of this option award, computed in accordance with ASC 718, is reflected in the “Option Awards” column of the Summary Compensation Table for 2025.
2.	During 2024, Mr. Haverhals was awarded a discretionary performance bonus of $478,000 for the year ended December 31, 2024. “All Other Compensation” for 2024 includes approximately $39,000 in Company-paid health insurance premiums and approximately $14,000 for a car allowance. Mr. Haverhals resigned as Chief Executive Officer effective December 31, 2024.
3.	Mr. Papes was hired as Senior Vice President of Global Sales and Marketing effective August 6, 2025. Pursuant to his employment agreement, he was granted an option to purchase 2,000,000 shares of the Company’s common stock on August 6, 2025, at an exercise price of $0.45 per share. The option expires on August 6, 2035 and vests in equal annual installments, subject to continued service. The grant date fair value of this option award, computed in accordance with ASC 718, is reflected in the “Option Awards” column of the Summary Compensation Table for 2025.
4.	During 2025 and 2024, Ms. Harcum was awarded performance bonuses of $50,000 and $25,000 respectively.

Pay versus Performance Table

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K, the Company provides the following information regarding the relationship between executive compensation actually paid (“CAP”) and certain financial performance measures of the Company for the two most recently completed fiscal years.

For additional information regarding the Company’s compensation philosophy and alignment of executive compensation with performance, see “Compensation Philosophy and Objectives” and “Compensation Elements.”

Year	SCT Total PEO ($)	CAP PEO ($)	Avg. SCT Total Non-PEO ($)	Avg. CAP Non-PEO ($)	TSR ($100 Base)	Net Loss ($)
	(a)	(b)	(c)	(d)	(e)
2025	$795,019	$77,019	$496,912	$591,122	$28.72	$(5,722,216)
2024	$881,422	$881,422	$228,846	$228,846	$137.14	$(4,713,597)

	2025	2024
Calculation of Compensation Actually Paid to PEO (Column (b))
Total Summary Compensation Table (SCT)	$795,019	$881,422
Less: Grant Date Fair Value of Option Awards	$(718,000)	$-
Add: Fair Value of Unvested Option Awards as of 12/31/2025	$925,800	$-
Compensation Actually Paid	$1,002,819	$881,422

(a) The amounts reported in this column represent the total compensation reported for the Company’s principal executive officer (“PEO”) in the “Total” column of the Summary Compensation Table for each applicable fiscal year.

(b) The amounts reported in this column represent compensation actually paid (“CAP”) to the PEO, as computed in accordance with Item 402(v) of Regulation S-K. CAP does not reflect the actual amount of compensation earned by or paid to the PEO during the applicable year. In accordance with SEC rules, the calculation of CAP begins with the total compensation reported in the Summary Compensation Table and includes adjustments for equity awards as described below. For the fiscal year 2025, CAP reflects the following adjustments:

●	Subtraction of the aggregate grant date fair value of stock option awards granted during 2025, as reported in the Summary Compensation Table; and
●	Addition of the fair value of unvested stock option awards outstanding as of December 31, 2025.

The fair value of unvested stock option awards as of December 31, 2025 was determined using the Black-Scholes option pricing model with the following assumptions:

●	Stock price: $0.27
●	Volatility: 86.95%
●	Risk-free interest rate: 3.63%
●	Expected term: 10 years
●	Dividend yield: 0%

For fiscal years 2024, no equity awards were granted or outstanding that required adjustment under Item 402(v), and therefore, CAP equals the total compensation reported in the Summary Compensation Table for those years.

Because the Company’s stock price declined during fiscal year 2025, the year-end fair value of outstanding stock option awards was lower than their grant date fair value, resulting in CAP being lower than total compensation reported in the Summary Compensation Table

(c) The amounts reported in this column represent the average of the amounts reported for the Company’s Non-PEO Named Executive Officers (“Non-PEO NEOs”) in the “Total” column of the Summary Compensation Table for each applicable year. There were no Non-PEO NEOs during fiscal year 2024.

(d) The amounts reported in this column represent the average compensation actually paid (“CAP”) to the Company’s Non-PEO NEOs as computed in accordance with Item 402(v) of Regulation S-K. For fiscal year 2025, CAP for each Non-PEO NEO reflects the same equity award adjustments described in footnote (b), as applicable. For fiscal year 2024, no adjustments were required.

(e) Total Shareholder Return (“TSR”) represents the cumulative value of an initial $100 investment in the Company’s common stock beginning of the period.

Employment and Consulting Contracts

Leonard Osser

Succession Agreement and Related Compensation Arrangements

As part of the Company’s succession planning, on April 6, 2021, Mr. Osser entered into an agreement with the Company (the “Succession Agreement”) pursuant to which he agreed to restructure certain of his existing arrangements with the Company to provide broader executive support beyond the Company’s Chinese operations and, upon stepping down as Interim Chief Executive Officer, to assume the role of Vice Chairman of the Board.

In connection with the Succession Agreement:

●	Compensation under Mr. Osser’s July 2017 Employment Agreement was reduced by $100,000 to $200,000, with the reduction split equally between cash compensation and equity compensation.
●	Compensation under his July 2017 Consulting Agreement was increased by $100,000 to $200,000, also split equally between cash and equity compensation. The equity component shifted from the Employment Agreement to the Consulting Agreement.

Compensation under the Employment Agreement and Consulting Agreement is payable for 9.5 years from May 19, 2021.

For each of the years ended December 31, 2025 and 2024, the Company recorded:

●	$200,000 of expenses related to the Employment Agreement; and
●	$200,000 of expenses related to the Consulting Agreement.

If the Company terminates Mr. Osser’s employment without cause (other than due to death or disability), or if Mr. Osser terminates his employment for good reason (each as defined in the applicable agreement), he is entitled to receive, in a lump sum, an amount equal to the aggregate present value (determined in accordance with Section 280G(d)(4) of the Internal Revenue Code) of all compensation payable from the termination date through the remainder of the employment term.

Vice Chairman Appointment and Option Grant

Upon stepping down as Interim Chief Executive Officer on May 19, 2021, Mr. Osser assumed the role of Vice Chairman of the Board. In connection with his acceptance of the Vice Chairman position and his agreement to provide additional consulting services, Mr. Osser was granted options to purchase 2,000,000 shares of the Company’s common stock at an exercise price equal to the fair market value on the date of grant. The options vest over the five-year period following his resignation as Interim Chief Executive Officer ten years from the date of grant, whichever period ends first. On November 7, 2025, Mr. Osser resigned as a director of the Company.

Beneficial Ownership

Mr. Osser beneficially owns 2,844,028 shares of the Company’s common stock. In addition, 3,221,786 shares are issuable to him upon termination of his employment agreement, subject to the terms thereof.

Jan Adriaan (Arjan) Haverhals

The Company entered into a consulting agreement with Jan Adriaan (Arjan) Haverhals (the “Consulting Agreement”), effective January 1, 2025. The Consulting Agreement continues for an indefinite term unless terminated in accordance with its terms. Either party may terminate the Consulting Agreement upon 90 days’ prior written notice. The Company may terminate the Consulting Agreement upon 30 days’ prior written notice in the event of Mr. Haverhals’ inability to provide services. Under the Consulting Agreement, Mr. Haverhals is entitled to receive consulting fees at an annual rate of $350,000, payable monthly in arrears. For 2025, compensation was structured as follows:

●	$150,000 for the first calendar quarter of 2025; and
●	$67,000 for each subsequent calendar quarter of 2025.

The Company recorded consulting expense of approximately $350,000 for the year ended December 31, 2025 related to the Consulting Agreement. Mr. Haverhals is entitled to reimbursement of reasonable expenses incurred in providing services. He serves as an independent contractor and is not eligible for Company-provided health or accident insurance, life insurance, paid sick leave, or paid vacation benefits. In connection with the Consulting Agreement, Mr. Haverhals entered into the Company’s standard form of non-disclosure, non-solicitation, non-competition, and invention assignment agreement. As of December 31, 2025, the Company owed Mr. Haverhals approximately $89,000 under the Consulting Agreement, which is included in accounts payable — related party in the Company’s consolidated balance sheets.

Subsequent to December 31, 2025, Mr. Haverhals agreed to waive $66,000 of amounts payable to him, which had been included in accounts payable — related party. Pursuant to the Consulting Agreement, Mr. Haverhals is entitled to receive 912,736 shares of the Company’s common stock six months following his resignation as Chief Executive Officer, subject to the terms of the Consulting Agreement. As of December 31, 2025, such shares had not been issued.

Mr. Haverhals did not stand for re-election as a director at Company’s Annual Meeting of Stockholders held on December 18, 2025, Mr. Haverhals was not re-elected to the Board of Directors. and his term as a director expired at the conclusion of the Annual Meeting.

April 2025 Financing

On April 9, 2025,  the Company issued a series of promissory notes in the aggregate amount of $800,000 to Mr. Neal Goldman, Ms. Benedetta Casamento, and Dr. Didier Demesmin, each of whom is a director of the Company.  The notes are due April 9, 2028, and bear interest at the annual rate of prime less 2.50%, payable annually. All principal and interest shall be payable in cash and/or shares of common stock at the sole discretion of the Company. The notes are convertible into shares of common stock by the holder at any time and by the Company at maturity. If the Company sells equity securities for gross proceeds in excess of $4,000,000, the holders may request repayment of their note in either cash, shares of common stock or a combination of cash and shares; provided, that the holders would then be entitled to receive only so much cash as the net proceeds to the Company in such sale of equity securities, after payment of other indebtedness and other uses (other than working capital) specified as a use of the proceeds in the relevant offering or disclosure documentation, shall be in excess of $4,000,000. Upon a liquidation event of the Company, as defined in the notes which includes a sale of the Company or assets, a merger, reorganization or combination transaction where the shareholders before the transaction own less than 50% of the Company after the transaction and a liquidation, dissolution or winding-up of the Company, the notes will be repaid in cash or its portion of any non-cash consideration. The conversion rate for any issuance of shares of common stock will be at the then fair value of a share of common stock, with the fair value being determined with reference to the public market price of a share of common stock, but not less than $0.50. The notes are unsecured and have typical default terms.

Objective of Executive Compensation Program

The primary objectives of the Company’s executive compensation program are to attract, retain and motivate qualified and energetic executive officers who are committed to advancing Milestone Scientific’s mission and long-term strategic goals. The program is also designed to reward individual performance, encourage teamwork, and align management’s interests with those of stockholders by promoting an ownership-oriented culture.

The Compensation Committee of the Board of Directors is responsible for reviewing and approving, or where appropriate recommending to the full Board for approval, the annual compensation of the Company’s Named Executive Officers (“NEOs”).

The Company’s compensation program seeks to balance:

●	Competitive base compensation sufficient to attract and retain strong leadership;
●	Performance-based incentives that reward individual and Company performance; and
●	Equity-based compensation designed to align executive interests with stockholders and promote long-term value creation.

In evaluating executive performance and determining compensation levels, the Compensation Committee considers a range of qualitative and quantitative factors, including:

●	Financial performance;
●	Progress toward strategic objectives;
●	Development of strategic business relationships;
●	Leadership effectiveness and organizational development; and
●	Individual contributions to Company performance.

While management may provide recommendations to the Compensation Committee regarding executive compensation matters, the Compensation Committee retains full authority and does not delegate its compensation-setting responsibilities.

The Company does not currently engage a compensation consultant to advise on executive or director compensation matters.

Annual compensation for the Chief Executive Officer generally consists of:

●	Base salary;
●	Performance-based bonus (which may be payable in cash and/or equity); and
●	Periodic grants of stock options under the Company’s equity incentive plan.

Stock option awards are granted on a discretionary basis, rather than pursuant to a formula, taking into account individual performance, role, market conditions and long-term retention considerations.

The Compensation Committee considers both current and prior compensation when determining future compensation adjustments. The Company also considers market practices among companies that compete for executive talent, recognizing that compensation elements such as base salary, bonus and equity awards are commonly used in the marketplace.

The Compensation Committee has not historically based annual compensation decisions solely on short-term stock price performance, recognizing that the Company’s stock price may be influenced by external factors beyond management’s direct control. However, equity-based compensation is intended to align executive interests with long-term stockholder value. The Company does not employ a fixed formula to determine the allocation between cash and non-cash compensation. Instead, compensation decisions are made based on the Compensation Committee’s judgment, taking into account the Company’s financial condition, market conditions, competitive positioning, and retention objectives.

Outstanding Equity Awards on December 31, 2025

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#) (2)	Market Value of Number of Shares or Units of Stock that have not vested (#) (3)
Eric Hines	200,000	1,800,000	$0.50	8/1/2035	-	$-
Total	200,000	1,800,000			-	$-
Jason Papes	200,000	1,800,000	$0.45	8/6/2035	-	$-
Total	200,000	1,800,000			-	$-
Leonard Osser	1,600,000	400,000	$2.47	4/23/2031	3,221,786	$869,882
	32,175	-	$3.11	2/9/2026	-	$-
Total	1,632,175	400,000			3,221,786	$869,882

Grand Total	2,032,175	4,000,000			3,221,786	$869,882

The following table includes certain information with respect to all unexercised stock options and unvested shares of common stock of Milestone Scientific outstanding owned by the Named Executive Officers on December 31, 2025.

1.	Represents stock option grants at fair market value on the date of grant.
2.	Issuance of the shares of common stock has been deferred until the termination of employment with Milestone Scientific in accordance with the terms of the respective employment arrangements.
3.	Based on the closing price per share of $0.27 as reported on the NYSE American on December 31, 2025

Director Compensation

	Fees Earned paid in cash$	Stock Awards $	Total $
Neal Goldman	-	115,000	115,000
Benedetta Casamento	-	115,000	115,000
Dr. Didier Demesmin	-	100,000	100,000
Shanth Thiyagalingam	-	66,667	66,667
Dr. Dawood Sayed	-	33,333	33,333

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 15, 2026, regarding stock ownership of all persons known by Milestone Scientific to own beneficially more than 5% of Milestone Scientific’s outstanding common stock, Named Executives, all directors, and all directors and executive officers of Milestone Scientific as a group:

Names of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)	Percentage
Executive Officers and Directors
Eric Hines (3)	325,000	0.40%
Benedetta Casamento (4)	571,157	0.71%
Neal Goldman (5)	2,492,523	3.10%
Dr. Didier Demesmin (6)	263,871	0.33%
Shanth Thiyagalingam (7)	202,020	0.25%
Dawood Sayed, M.D (8)	101,010	0.13%
All directors & executive officers as group (6 persons)	3,955,581	4.92%

5% Ownership and Related Party
BP4 S.p.A. (9)	8,896,765	11.05%
Jan Adriaan (Arjan) Haverhals (10)	260,210	0.32%
Michael McGeehan (11)	734,364	0.91%

1.	The addresses of the persons named in this table are as follows: Eric Hines, Neal Goldman, Michael McGeehan, Benedetta Casamento, Shanth Thiyagalingam, Dawood Sayed, M.D and Dr. Didier Demesmin are at 425 Eagle Rock Avenue, Roseland, New Jersey 07068.
2.	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 15, 2025, as applicable, upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants, and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 15, 2026, have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. The percentages for each beneficial owner are determined based on dividing the number of shares of common stock beneficially owned by the sum of the outstanding shares of common stock on March 15, 2026, and the number of shares underlying options exercisable and convertible securities convertible within 60 days from March 15, 2025, held by the beneficial owner.
3.	Includes 325,000 shares held by Mr. Hines prior to joining the Company
4.	Includes 571,157 shares held by Mrs. Casamento.
5.	Includes 2,492,523 shares held by Mr. Goldman.
6.	Includes 263,871 shares held by Dr. Demesmin.
7.	Includes 202,020 shares held by Mr. Thiyagalingam
8.	Includes 101,010 shares held by Dr. Sayed
9.	Includes 8,896,765 shares held by BP4 S.R.L. (“BP4”). Dr. Pedro Palau, Liquidator, with an address at Corso Venezia 44, Milan, Italy 20121, is deemed to have voting and investment power over the securities held by BP4. Based on information in the Form filed by BP4
10.	Includes 260,210 shares held by Mr. Haverhals
11.	Includes 734,364 shares held by Mr. McGeehan.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information (as of December 31, 2025)

Equity compensation plan approved by stockholders	Number of Securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plan

Grants under our 2021 Stock Option Plan	7,715,506	$1.29	1,021,220

Total	7,715,506	$-	1,021,220

The 2020 plan, as amended and restated in 2021 and amended during 2024, provides for awards of restricted common stock and options to purchase up to a maximum of 11,500,000 shares of common stock and expires in December 2030. Options may be granted to employees, directors, and consultants of Milestone Scientific for the purchase of shares of common stock at a price not less than the fair market value of common stock on the date of grant. In general, options become exercisable over three years from the grant date and expire five years after the date of grant. During the year ended December 31, 2025, 4,516,257 options and shares were issued.

Item 13. Certain Relationships and Related Transactions, and Director Independence

United Systems

Milestone Scientific has a supply agreement with United Systems, the principal supplier of the Company’s handpieces. Pursuant to the agreement, the Company purchases manufactured products from United Systems under individual purchase orders. The agreement does not require minimum purchase commitments.

In June 2021, the Company entered into a ten-year supply agreement with United Systems for the manufacture and supply of handpieces.

Purchases from United Systems totaled approximately $1.9 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and December 31, 2024, amounts owed to United Systems were approximately $1,100,000 and $664,000, respectively. These amounts are included in accounts payable related party in the Company’s consolidated balance sheets.

Director of Clinical Affairs

The Company pays royalties to its Director of Clinical Affairs pursuant to existing royalty arrangements related to certain Company products. Royalty expense paid to the Director of Clinical Affairs totaled approximately $445,000 and $442,000 for the years ended December 31, 2025 and 2024, respectively. In addition, the Company paid consulting fees to the Director of Clinical Affairs totaling approximately $128,000 and $156,000 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, accrued but unpaid royalties owed to the Director of Clinical Affairs were approximately $289,000 and $110,000, respectively. These amounts are included in accounts payable related party and accrued expenses related party in the Company’s consolidated balance sheets.

Employment and Consulting Contracts

Leonard Osser

Succession Agreement and Related Compensation Arrangements

As part of the Company’s succession planning, on April 6, 2021, Mr. Osser entered into an agreement with the Company (the “Succession Agreement”) pursuant to which he agreed to restructure certain of his existing arrangements with the Company to provide broader executive support beyond the Company’s Chinese operations and, upon stepping down as Interim Chief Executive Officer, to assume the role of Vice Chairman of the Board.

In connection with the Succession Agreement:

●	Compensation under Mr. Osser’s July 2017 Employment Agreement was reduced by $100,000 to $200,000, with the reduction split equally between cash compensation and equity compensation.
●	Compensation under his July 2017 Consulting Agreement was increased by $100,000 to $200,000, also split equally between cash and equity compensation. The equity component shifted from the Employment Agreement to the Consulting Agreement.

Compensation under the Employment Agreement and Consulting Agreement is payable for 9.5 years from May 19, 2021.

For each of the years ended December 31, 2025 and 2024, the Company recorded:

●	$200,000 of expenses related to the Employment Agreement; and
●	$200,000 of expenses related to the Consulting Agreement.

If the Company terminates Mr. Osser’s employment without cause (other than due to death or disability), or if Mr. Osser terminates his employment for good reason (each as defined in the applicable agreement), he is entitled to receive, in a lump sum, an amount equal to the aggregate present value (determined in accordance with Section 280G(d)(4) of the Internal Revenue Code) of all compensation payable from the termination date through the remainder of the employment term.

Vice Chairman Appointment and Option Grant

Upon stepping down as Interim Chief Executive Officer on May 19, 2021, Mr. Osser assumed the role of Vice Chairman of the Board. In connection with his acceptance of the Vice Chairman position and his agreement to provide additional consulting services, Mr. Osser was granted options to purchase 2,000,000 shares of the Company’s common stock at an exercise price equal to the fair market value on the date of grant. The options vest over the five-year period following his resignation as Interim Chief Executive Officer ten years from the date of grant, whichever period ends first. On November 7, 2025, Mr. Osser resigned as a director of the Company.

Beneficial Ownership

Mr. Osser beneficially owns 2,844,028 shares of the Company’s common stock. In addition, 3,221,786 shares are issuable to him upon termination of his employment agreement, subject to the terms thereof.

Dr. D. Demesmin

As of February 2024, the University Pain Medicine Center (STEMMEE), of which Dr. D. Demesmin, a Company board member, is the CEO, agreed to purchase products from the Company under the same terms and conditions applying to other medical pain clinics in the United States. STEMMEE purchased medical products of $54,000 and $21,000 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 the Company was owed approximately $25,500 which regard in related party accounts receivable.

Jan Adriaan (Arjan) Haverhals

The Company entered into a consulting agreement with Jan Adriaan (Arjan) Haverhals (the “Consulting Agreement”), effective January 1, 2025. The Consulting Agreement continues for an indefinite term unless terminated in accordance with its terms. Either party may terminate the Consulting Agreement upon 90 days’ prior written notice. The Company may terminate the Consulting Agreement upon 30 days’ prior written notice in the event of Mr. Haverhals’ inability to provide services. Under the Consulting Agreement, Mr. Haverhals is entitled to receive consulting fees at an annual rate of $350,000, payable monthly in arrears. For 2025, compensation was structured as follows:

●	$150,000 for the first calendar quarter of 2025; and
●	$67,000 for each subsequent calendar quarter of 2025.

The Company recorded consulting expense of approximately $350,000 for the year ended December 31, 2025 related to the Consulting Agreement. Mr. Haverhals is entitled to reimbursement of reasonable expenses incurred in providing services. He serves as an independent contractor and is not eligible for Company-provided health or accident insurance, life insurance, paid sick leave, or paid vacation benefits. In connection with the Consulting Agreement, Mr. Haverhals entered into the Company’s standard form of non-disclosure, non-solicitation, non-competition, and invention assignment agreement. As of December 31, 2025, the Company owed Mr. Haverhals approximately $89,000 under the Consulting Agreement, which is included in accounts payable — related party in the Company’s consolidated balance sheets.

Subsequent to December 31, 2025, Mr. Haverhals agreed to waive $66,000 of amounts payable to him, which had been included in accounts payable — related party.

Pursuant to the Consulting Agreement, Mr. Haverhals is entitled to receive 912,736 shares of the Company’s common stock six months following his resignation as Chief Executive Officer, subject to the terms of the Consulting Agreement. As of December 31, 2025, such shares had not been issued.

At the Company’s Annual Meeting of Stockholders held on December 18, 2025, Mr. Haverhals was not re-elected to the Board of Directors. Accordingly, his term as a director expired at the conclusion of the Annual Meeting.

April 2025 Financing

On April 9, 2025,  the Company issued a series of promissory notes in the aggregate amount of $800,000 to Mr. Neal Goldman, Ms. Benedetta Casamento, and Dr. Didier Demesmin, each of whom is a director of the Company.  The notes are due April 9, 2028, and bear interest at the annual rate of prime less 2.50%, payable annually. All principal and interest shall be payable in cash and/or shares of common stock at the sole discretion of the Company. The notes are convertible into shares of common stock by the holder at any time and by the Company at maturity. If the Company sells equity securities for gross proceeds in excess of $4,000,000, the holders may request repayment of their note in either cash, shares of common stock or a combination of cash and shares; provided, that the holders would then be entitled to receive only so much cash as the net proceeds to the Company in such sale of equity securities, after payment of other indebtedness and other uses (other than working capital) specified as a use of the proceeds in the relevant offering or disclosure documentation, shall be in excess of $4,000,000. Upon a liquidation event of the Company, as defined in the notes which includes a sale of the Company or assets, a merger, reorganization or combination transaction where the shareholders before the transaction own less than 50% of the Company after the transaction and a liquidation, dissolution or winding-up of the Company, the notes will be repaid in cash or its portion of any non-cash consideration. The conversion rate for any issuance of shares of common stock will be at the then fair value of a share of common stock, with the fair value being determined with reference to the public market price of a share of common stock, but not less than $0.50. The notes are unsecured and have typical default terms.

Item 14. Principal Accountant Fees and Services

Audit Fees

Milestone Scientific incurred aggregate audit and financial statement review fees of approximately $228,000 from CBIZ CPAs P.C. for 2025. Milestone Scientific incurred aggregate audit and financial statement review fees of approximately $220,000 from Marcum for 2024. These fees include fees for professional services rendered for the audit of our annual financial statements and the review of financial statements included in our report on Form 10-Q’s or services that are normally provided in connection with statutory and regulatory filings and fees related to registration statements.

Tax Fees

Milestone Scientific incurred aggregate tax fees of approximately $42,000 from CBIZ CPAs P.C. for 2025. Milestone Scientific incurred tax fees of approximately $33,000 from Marcum for 2024.

Audit Related Fees

Milestone Scientific did not incur audit-related fees from Marcum or CBIZ CPAs P.C. in either 2025 and 2024.

All Other Fees

Milestone Scientific did not incur other accounting fees from Marcum or CBIZ CPAs P.C. in either 2025 and 2024.

Audit Committee Administration of the Engagement

The engagements with Marcum as the Company’s principal accountants and tax compliance services were approved in advance by the Board and the Audit Committee. The Audit Committee approved no non-audit or non-audit-related services in either 2025 or 2024.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee charter provides that the Audit Committee will pre-approve audit services and non-audit services to be provided by the independent auditors before the accountant is engaged to render these services. The Audit Committee may consult with management in the decision-making process but may not delegate this authority to management. The Audit Committee may delegate its authority to preapprove services to one or more committee members, provided that the designers present the pre-approvals to the full committee at the next committee meeting. All audit and non-audit services performed by the independent accountants have been pre-approved by the Audit Committee to ensure that such services do not impair the auditors’ independence.

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

b.	The following documents are filed as exhibits to this Report:

Exhibit No	Description
3.1	Restated Certificate of Incorporation of Milestone, as amended as of March 10 2025. *
4.1	Specimen stock certificate (1)
4.5	Description of Registrant’s Securities (2),
10.1	2011 Equity Compensation Plan (5)
10.2	Agreement with Mark Hochman, dated July 2015 (6)
10.3	Succession Agreement between Leonard Osser and Milestone Scientific Inc. + (7)
10.4	Amended and Restated 2020 Equity Incentive Plan (8)
10.5	Employment Agreement, dated and effective as of January 1, 2022, between Arjan Haverhals and Milestone Scientific Inc.+ (9)
10.6	Amended Employment agreement dated and effective July 5, 2023 between Arjan Haverhals and Milestone Scientific Inc. + (11)
10.7	Consulting Agreement, dated December 18, 2024, between Arjan Haverhals and Milestone Scientific Inc. +* (19)
14.1	Code of Ethics (12)
19.1	Insider Trading Policy(13)
21.1	List of Subsidiaries *
23.1	Consent of CBIZ CPAs P.C. *
23.2	Consent of Marcum LLP *
31.1	Rule 13a-14(a) Certification-Chief Executive Officer and Principal Financial Officer *
32.1	Section 1350 Certifications-Chief Executive Officer and Principal Financial Officer * / ***
99.1	Clawback Policy, dated 2023 (14)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Indicates management contract or compensatory plan or arrangement.

***	Furnished, not filed, in accordance with item 601(32) (ii) of Regulations-S-K.
1)	Incorporated by reference to Amendment No1 to Milestone Scientific’s Registration Statement on Form 10-KSB for the year ended May 15, 1995.
2)	Incorporated by reference to Milestone Scientific’s Form 10-K filed with the SEC on March 31, 2022, Exhibit 4.6.
3)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on April 7, 2021, Exhibit 10.1
4)	Incorporated by reference to Milestone Scientific’s Proxy Statement on Schedule 14A filed with the SEC on April 30, 2021, Appendix A
5)	Filed as Appendix A to Milestone Scientific’s Proxy Statement filed with the SEC on May 2, 2011 and incorporated herein by reference.
6)	Incorporated by reference to Milestone Scientific’s Form 10-K for the year ended December 31, 2015, Exhibit 10.11.
7)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on April 7, 2021, Exhibit 10.1.
8)	Incorporated by reference to Milestone Scientific’s Form 10-K for the year ended December 31, 2023, Exhibit 10.10
9)	Incorporated by reference to Milestone Scientific’s Form 10-K for the year ended December 31, 2023, Exhibit 10.1.
10)	Incorporated by reference to Milestone Scientific’s Form 10-K for the year ended December 31, 2023, Exhibit 19.1.
11)	Incorporated by reference to Milestone Scientific’s Form 10-K for the year ended December 31, 2023, Exhibit 10.10.
12)	Incorporated by reference to Milestone Scientific’s Form 10-K for the year ended December 31, 2023, Exhibit 14.1
13)	Incorporated by reference to Milestone Scientific’s Form 10-K for the year ended December 31, 2023, Exhibit 19.1.
14)	Incorporated by reference to Milestone Scientific’s Form 10-K for the year ended December 31, 2023, Exhibit 99.1.
15)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on November 13, 2025, Exhibit 1.1.
16)	Incorporated by reference to Milestone Scientific’s Proxy Statement on Schedule 14A filed with the SEC on November 14, 2025
17)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on January 20, 2026, Exhibit 1.1.
18)	Incorporated by reference to Milestone Scientific’s Form 8-K filed with the SEC on February 4, 2026, Exhibit 1.1 Amendment and Restated
19)	Incorporated by reference to Milestone Scientific Form 8K filed with SEC on December 20, 2024. Exhibit 10.1.

Item 16. Form 10-K Summary

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Milestone Scientific Inc.

By:	/s/ Eric Hines
Chief Executive Officer and Principal Executive Officer

/s/ Keisha Harcum
Vice President of Finance and Principal Accounting Officer

Date: March 31, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Eric Hines	March 31, 2026	Chief Executive Officer, Principal Executive Officer and Director
Eric Hines

/s/ Benedetta Casamento	March 31, 2026	Chairman of the Board
Benedetta Casamento

/s/ Neal Goldman	March 31, 2026	Director
Neal Goldman

/s/ Shanth Thiyagalingam	March 31, 2026	Director
Shanth Thiyagalingam

/s/ Dr. Didier Demesmin	March 31, 2026	Director
Dr. Didier Demesmin

/s/ Dr. Dawood Sayed	March 31, 2026	Director
Dr. Dawood Sayed

REPORT INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Milestone Scientific, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Milestone Scientific, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note B, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ CBIZ CPAs P.C.

We have served as the Company’s auditor since 2016 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Morristown, New Jersey

March 31, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Milestone Scientific Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Milestone Scientific Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum LLP

We have served as the Company’s auditor from 2016 to 2025.

Morristown, New Jersey

April 15, 2025

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,112,642	$3,258,058
Accounts receivable, net of allowance for credit losses of $10,000, respectively	680,620	475,376
Accounts receivable, related party	25,548	-
Prepaid expenses and other current assets	468,792	564,645
Inventories	3,781,837	3,713,215
Advances on contracts	1,408,395	1,275,260
Total current assets	7,477,834	9,286,554
Furniture, fixtures and equipment, net	19,193	12,921
Intangibles, net	79,063	148,404
Right of use assets finance lease	55,811	67,201
Right of use assets operating lease	150,378	257,842
Other assets	24,150	24,150
Total assets	$7,806,429	$9,797,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,430,250	$1,021,393
Accounts payable, related party	1,359,698	493,313
Accrued expenses and other payables	995,206	1,796,319
Accrued expenses, related party	188,406	304,293
Current portion of finance lease liabilities	27,347	12,530
Current portion of operating lease liabilities	130,355	116,279
Total current liabilities	4,131,262	3,744,127
Non-current portion of finance lease liabilities	27,336	54,672
Non-current portion of operating lease liabilities	35,208	165,573
Convertible notes payable, related parties	800,000	-
Total liabilities	$4,993,806	$3,964,372

Commitments and contingencies

Stockholders’ equity
Common stock, par value $0.001; authorized 125,000,000 shares; 80,486,449 shares issued and 80,453,116 shares outstanding as of December 31, 2025; 78,047,798 shares issued and 78,014,465 shares outstanding as of December 31, 2024;	80,487	78,048
Additional paid in capital	137,418,974	134,719,274
Accumulated deficit	(133,775,322)	(128,053,106)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific, Inc. stockholders’ equity	2,812,623	5,832,700

Total liabilities and stockholders’ equity	$7,806,429	$9,797,072

See notes to Consolidated Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

`	2025	2024

Product sales, net	$8,973,982	$8,629,928
Cost of products sold	2,566,405	2,195,340
Gross profit	6,407,577	6,434,588

Selling, general and administrative expenses	11,576,530	12,295,330
Research and development expenses	449,469	858,767
Depreciation and amortization expense	78,195	37,448
Total operating expenses	12,104,194	13,191,545

Loss from operations	(5,696,617)	(6,756,957)
Interest (expense) income, net	(25,599)	60,265
Gain on sale of net operating losses	-	1,983,095
Loss before provision for income taxes	(5,722,216)	(4,713,597)
Provision for income taxes	-	-
Net loss	$(5,722,216)	$(4,713,597)

Net loss per share applicable to common stockholders—
Basic and Diluted	(0.07)	(0.06)

Weighted average shares outstanding and to be issued—
Basic and diluted	82,064,109	79,791,188

See notes to Consolidated Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31 2025 AND 2024

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2024	75,881,840	75,881	$132,187,656	$(123,339,509)	$-	$(911,516)	$8,012,512
Stock based compensation	-	-	1,345,125	-	-	-	1,345,125
Common Stock issued in public offering	372,110	372	191,784	-	-	-	192,156
Common Stock issued exercised warrants	103,500	103	51,647	-	-	-	51,750
Common stock issued for payment of consulting services	644,145	644.00	479,157	-	-	-	479,801
Common stock to be issued to employees for bonuses	353,102	355.00	(355)	-	-	-	-
Common stock issued to board of directors for services	674,162	674	(674)	-	-	-	-
Restricted stock issued to employees	18,939	19	(19)	-	-	-	-
Common stock to be issued for payment of consulting services	-	-	100,000	-	-	-	100,000
Common stock to be issued to employees for compensation	-	-	364,953	-	-	-	364,953
Net loss	-	-	-	(4,713,597)	-	-	(4,713,597)
Balance at December 31,2024	78,047,798	$78,048	$134,719,274	$(128,053,106)	$-	$(911,516)	$5,832,700
Stock based compensation	-	-	952,716	-	-	-	952,716
Common stock issued for payment of consulting services	768,129	768	627,982	-	-	-	628,750
Common stock issued to board of directors or services	1,670,522	1,671	625,451	-	-	-	627,122
Common stock to be issued to employees for compensation	-	-	393,551	-	-	-	393,551
Common stock to be issued to consultants for compensation	-	-	100,000	-	-	-	100,000
Net loss	-	-	-	(5,722,216)	-	-	(5,722,216)
Balance at December 31,2025	80,486,449	$80,487	$137,418,974	$(133,775,322)	$-	$(911,516)	$2,812,623

See notes to Consolidated Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2025	2024
Cash flows from operating activities:
Net loss	$(5,722,216)	$(4,713,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,853	7,218
Amortization of intangibles	69,341	30,232
Stock based compensation	952,716	1,345,125
Bad debt expense	11,639	-
Employees paid in stock	728,750	364,953
Expense paid in stock	1,020,673	579,801
Amortization of right-of-use asset	107,463	97,393
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(216,883)	(162,712)
Increase in accounts receivable, related parties	(25,548)	-
Increase in inventories	(68,622)	(1,075,029)
(Increase ) decrease in advances on contracts	(133,134)	96,288
Decrease (increase) in prepaid expenses and other current assets	95,853	(46,860)
Increase in accounts payable	408,856	331,789
Increase in accounts payable, related party	866,386	82,801
(Decrease) increase in accrued expenses	(801,116)	70,610
(Decrease) increase in accrued expenses, related party	(115,887)	167,104
Decrease operating right of use lease asset	(103,751)	(94,991)
Net cash used in operating activities	$(2,916,627)	$(2,919,875)

Cash flows from investing activities:
Purchase of furniture, fixtures, and equipment	$(15,124)	$(10,124)
Sale of marketable securities	-	2,976,573
Net cash (used in) provided by investing activities	$(15,124)	$2,966,449

Cash flows from financing activities:
Net proceeds from public placement offering	$-	$192,156
Proceeds from issuance of convertible notes, related parties	800,000	-
Net Proceeds exercise of warrants	-	51,751
Payments finance lease obligations	(13,665)	(10,136)
Net cash provided by financing activities	$786,335	$233,771

Net increase (decrease) in cash and cash equivalents	$(2,145,416)	$280,345
Cash and cash equivalents at beginning of period	3,258,058	2,977,713
Cash and cash equivalents at end of period	$1,112,642	$3,258,058

Supplemental non-cash disclosure of cash flow information:
Initial recognition of finance lease-right of use asset		(68,340)
Initial recognition of finance lease-right of use liabilities		68,340

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

Milestone Scientific was incorporated in the State of Delaware in August 1989. Milestone Scientific has developed a proprietary, computer-controlled delivery device, using The Wand®, a single-use disposable handpiece. The device is marketed in dentistry under the trademark CompuDent®, and STA Single Tooth Anesthesia System®, and in medicine under the trademark CompuMed®. CompuDent® is suitable for all dental procedures that require a local anesthetic. CompuMed® is suitable for many medical procedures regularly performed in plastic surgery, hair restoration surgery, podiatry, colorectal surgery, dermatology, orthopedics, and many other disciplines. The dental devices are sold in the United States, Canada and in 33 other countries. Certain medical devices have obtained CE mark approval and can be marketed and sold in most European countries. In June 2017, Milestone Scientific received 510(k) marketing clearance from the U.S. Food and Drug Administration (FDA) on the CompuFlo® Epidural Computer Controlled Anesthesia System (“Epidural”).

NOTE B—GOING CONCERN AND LIQUIDITY

Our financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements.

The Company has incurred total losses since its inception of $133.8 million. The Company’s operating losses were $5.7 million and $6.8 million, for the years ended December 31, 2025 and 2024, respectively. On December 31, 2025, Milestone Scientific had cash and cash equivalents of approximately $1.1 million and working capital of approximately $3.3 million. For the years ended December 31, 2025 and 2024, we had cash flows used in operating activities of approximately $2.9 million respectively. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

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

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and the applicable rules and regulations of the Securities and Exchange Commission (SEC) include the accounts of Milestone Scientific and its wholly owned and majority owned subsidiaries, including, Wand Dental (wholly owned), and Milestone Innovations Inc. (wholly owned). All significant, intra-entity transactions and balances have been eliminated in the consolidation.

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

Disaggregation of Revenue

The Company operates in two operating segments: Dental, and Medical. The Company evaluates each of two segments based on performance, using segment financial information compiled utilizing the accounting policies listed in Note C of this Form 10-K.The profitability of the segment helps the Company evaluate staffing levels, assess available cash for allocation to projects and resources, and make informed decisions on whether the segment’s activities should be modified to align with the Company’s overall near- and long-term strategies. See Note L for revenues by geographical market, based on the customer’s location, and product category for the years ended December 31, 2025 and 2024 respectively.

4. Cash and Cash Equivalents

Milestone Scientific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2025 and 2024 Milestone Scientific has approximately $1.1 million and $3.3 million, respectively, in cash. As of December 31, 2025 and, 2024 Milestone Scientific had cash that exceeded the Federal Deposit Insurance Corporation insurance limit of $250,000.

5. Accounts Receivable

Milestone Scientific sells a significant amount of its product on credit terms to its major distributors. Milestone Scientific estimates losses from the ability or inability of its customers to make payments on amounts billed. Most credit sales are due within 90 days from invoicing. There have not been any significant credit losses incurred to date. As of December 31, 2025 and 2024, accounts receivable was recorded, net of allowance for doubtful accounts of $10,000.

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

7. Furniture, Fixture and Equipment

Equipment is recorded at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. The costs of maintenance and repairs are charged to operations as incurred.

8. Intangible Assets - Patents and Developed Technology

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

9. Impairment of Long-Lived Assets

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

Recoverability of assets that will continue to be used in the Company’s operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs.

10. Research and Development

Research and development costs, which consist principally of new product development costs payable to third parties, are expensed as incurred.

11. Income Taxes

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

At December 31, 2025 and 2024, we had no uncertain tax positions that required recognition in the consolidated financial statements. Milestone Scientific’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. No interest and penalties are present for periods open.

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

12. Basic and Diluted Net Loss Per Common Share

Milestone Scientific presents “basic” loss per common share applicable to common stockholders and, if applicable, “diluted” loss per common share applicable to common stockholders pursuant to the provisions of ASC 260, “Earnings per Share”. Basic loss per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued common shares of 82,064,109 and 79,791,188 during the years ended December 31, 2025 and 2024, respectively. The calculation of diluted earnings per common share is like that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants were issued during the period.

Since Milestone Scientific had net losses in the years ended December 31, 2025 and 2024, the assumed effects of the exercise of potentially dilutive outstanding stock options, unissued restricted stock awards (“RSA”) and warrants, were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, RSA and warrants 7,715,506 and 3,417,154 on December 31, 2025 and 2024, respectively.

13. Stock-Based Compensation

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

14. Warrants

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

15. Recent Accounting Pronouncements

Recently Issued Accounting Pronouncement

In November 2024, the Financial Accounting Standards Board, “FASB”, issued Accounting Standards Update “ASU” 2024-03, Income Statement—Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40), to improve the disaggregation of expenses within the consolidated statement of operations. The amendments in ASU 2024-03 require disclosures, in the notes to the consolidated financial statements, specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity disclose (a) employee compensation, (b) depreciation, and (c) intangible asset amortization included in each relevant expense caption; include specific amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements; and disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendments in ASU 2024-03 are effective January 1, 2027, and effective for interim periods beginning January 1, 2028. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company will evaluate the impact of ASU 2024-03 on its consolidated financial statements.

Recently Adopted Accounting Pronouncement

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. For entities other than PBEs, the requirements will be effective for annual periods beginning after December 15, 2025. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods or may apply the amendments retrospectively by providing the revised disclosures for all period presented. As of December 31, 2025, the Company adopted this new ASU prospectively. The adoption impacts only the Company’s income tax disclosures and has no effect on its operations, cash flows, or financial condition.

NOTE D — INVENTORIES

	December 31, 2025	December 31, 2024

Dental finished goods	$3,598,270	$3,640,391
Medical finished goods	108,975	-
Component parts and other materials	74,592	72,824
Total inventories	$3,781,837	$3,713,215

NOTE E — ADVANCES ON CONTRACTS

The advances on contracts represent funding of future dental STA “Single Tooth Anesthesia System” and epidural inventory purchases and epidural replacements parts. The balance of the advances as of December 31, 2025 and 2024 was approximately $1.4 million and $1.3 million respectively.

NOTE F— FURNITURE, FIXTURES AND EQUIPMENT

	December 31, 2025	December 31, 2024

Leasehold improvements	$24,734	$24,734
Office furniture and equipment	178,700	178,700
Molds	7,200	7,200
Trade show displays	151,464	151,464
Computers and software	307,827	294,416
Tooling Safety Wand	125,022	125,022
Tooling equipment-STA & Wand	11,100	11,100
EPI and IA Instruments	82,363	82,363
STA Trials Instruments	63,752	63,752
Total	952,162	938,751
Less accumulated depreciation	(932,970)	(925,830)
Total	$19,192	$12,921

Depreciation expense was $8,853 and $7,218 for the year ended December 31, 2025 and 2024, respectively.

NOTE G —INTANGIBLES, NET

	December 31, 2025	December 31, 2024

Patents-foundation intellectual property at cost	$1,377,863	$1,377,863
Less: Accumulated Amortization	(1,298,800)	(1,229,459)
Total	$79,063	$148,404

Patents are amortized utilizing the straight-line method over estimated useful lives ranging from 3 to 20 years. Amortization expense was approximately $69,000 and $30,000 for the years ended December 31, 2025 and 2024, respectively. The annual amortization expense expected to be recorded for existing intangibles assets for the years 2026 through 2027 is approximately $62,000, and $17,000 respectively.

NOTE H — CONVERTIBLE NOTE RELATED PARTY

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

The Notes are convertible into shares of common stock by the holder at any time and by the Company at maturity. If the Company sells equity securities for gross proceeds in excess of $4,000,000, the holders may request repayment of their note in either cash, shares of common stock or a combination of cash and shares; provided, that the holders would then be entitled to receive only so much cash as the net proceeds to the Company in such sale of equity securities, after payment of other indebtedness and other uses (other than working capital) specified as a use of the proceeds in the relevant offering or disclosure documentation, shall be in excess of $4,000,000. Upon a liquidation event of the Company, as defined in the Notes which includes a sale of the Company or assets, a merger, reorganization or combination transaction where the shareholders before the transaction own less than 50% of the Company after the transaction and a liquidation, dissolution or winding-up of the Company, the Notes will be repaid in cash or its portion of any non-cash consideration. The conversion rate for any issuance of shares of common stock will be at the then fair value of a share of common stock, with the fair value being determined with reference to the public market price of a share of common stock based on the average of the 15 most recent trading days, but not less than $0.50. The Notes are unsecured and have typical default terms. As of December 31, 2025, the Notes were convertible into 1,600,000 shares of common stock based on the floor of $0.50 per share. As of December 31, 2025 the Company recognized approximately $29,200 of interest expenses related to convertible note related party respectively.

NOTE I — STOCKHOLDERS’ EQUITY

Authorized Shares

In December 2025 at the annual shareholder meeting the Company received approval to increase its authorized shares of common stock from 100,000,000 to 125,000,000.

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

During the year ended December 31, 2024, the Company issued 103,500 shares of common stock for warrants issued in 2019. The warrants were exercised at $0.50 for proceeds of $51,751. There were no warrants issued or exercised in 2025.

SHARES TO BE ISSUED

As of December 31, 2025 and 2024, there were 3,447,241 and 2,761,225, respectively shares to be issued whose issuance has been deferred under the terms of employment and consulting agreements with officers and directors, and other employees of Milestone Scientific. Such shares will be issued to each party upon termination of their employment or other relationship with the Company.

As of December 31, 2025 and 2024, there were 1,002,162 and 631,792 respectively shares to be issued to non-employees, that will be issued to non-employees for services rendered. The number of shares was fixed by contract prior to the date of grant, subject to performance, and were fully earned upon the grant date. at the date of grant and were fully vested upon grant date.

The following table summarizes information about shares to be issued through December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024

Shares-to-be-issued, outstanding January 1, 2025 and 2024, respectively	3,393,017	3,098,917
Granted in current period	1,056,386	647,202
Issued in current period	-	(353,102)
Shares-to be issued outstanding December 31, 2025 and 2024, respectively	4,449,403	3,393,017

NOTE J — STOCK OPTION PLANS

The Milestone Scientific Inc., Amended and Restated 2020 Equity Incentive Plan, provides for awards of restricted common, stock restricted stock units, options to purchase and other awards. On June 28, 2023 the plan was amended and restated (the “2020 Plan”) to increase the maximum shares that can be issued thereunder to 11,500,000 shares of common stock. The plan expires in June 2031. Options may be granted to employees, directors, and consultants of Milestone Scientific for the purchase of shares of common stock at a price not less than the fair market value of common stock on the date of grant. Generally, options become exercisable over a three-year period from the grant date and expire five years after the date of grant. As of December 31, 2025 and 2024, the Company had 1,021,220 and 7,579,778, respectively, remaining options available for grants under the Plan.

Milestone Scientific recognizes compensation expenses over the requisite service period and in the case of performance-based options over the period of the expected performance.

A summary of option activity for employees under the plans and changes the year ended December 31, 2025 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding at January 1, 2025	2,951,989	2.29	4.54	-
Issued during 2025	4,000,000	0.48	9.60	-
Exercised during 2025	-	-	-	-
Forfeited or expired during 2025	(919,814)	2.01	-	-
Options outstanding December 31, 2025	6,032,175	1.15	8.13	-
Exercisable, December 31, 2025	2,032,176	2.08	6.07	-

For the years ended December 31, 2025 and 2024, the Company recognized approximately $0.9 million and $0.7 million, respectively, of stock-based compensation expense, which was recorded in general and administrative expenses in the consolidated statements of operations.

The Company estimated the fair value of stock option grants on the grant date using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 1.75%, expected volatility of 86.6% (based on the Company’s historical volatility over the expected term), an expected term of 5 years, a dividend yield of 0%, and a stock price ranging from $0.45 to $0.50.

As of December 31, 2025, there was approximately $1.3 million of total unrecognized stock-based compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

A summary of option for non-employees under the plans and changes during the year ended December 31, 2025 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Outstanding at January 1, 2025	99,996	1.74	2.12	5,750
Issued	16,666	0.94	4.18	-
Exercised	-	-	-	-
Expired or cancelled	(33,332)	1.26	-	-
Outstanding and exercisable at December 31, 2025	83,330	1.59	2.40	-
Exercisable, December 31, 2025	63,881	1.80	1.95	-

The fair value of the non-employee options was estimated on the date of grant using the Black Scholes option-pricing model at the date of grant. For the years ended December 31, 2025 and 2024, Milestone Scientific recognized approximately $10,400 and $9,800 expense related to non-employee options, respectively.

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model for the year ended December 31, 2025 risk free interest rate of 1% Volatility of 85.79%-86.29% (which is based on the Company’s historical volatility over the expected term), expected term of 5 years, 0% dividend rate and closing price of the stock of $0.93-$0.94.

A summary of restricted stock under the plans and changes during the year ended December 31, 2025 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested as January 1, 2025	365,171	0.89
Granted	1,333,444	0.34
Vested	(1,670,525)	0.45
Cancelled	(28,090)	0.89
Non-vested as December 31, 2025	-	-

On December 18, 2025, the Company entered into restricted stock agreements with members of its Board of Directors and granted 1,333,444 restricted stock awards with a fair value of $0.34 per share. These awards vested immediately. For the year ended December 31, 2025 the Company recognized approximately $625,000 for restricted stock expenses recorded in general and administrative expenses on the statement of operation. For the year ended December 31, 2025 there was no unrecognized stock compensation expense.

As of December 31, 2024, the Company entered into restricted stock agreements with members of the Board of Directors of the Company. The Company granted 730,340 restricted stock awards with a fair market value of $0.89 per share. Such restricted stock vests as follows: 25% on the grant date in June 2024, and 25% quarterly, on the first day of the following months: October 2024, January 2025, and April 2025. These awards vest immediately upon a change of control as defined in the agreements. For the year ended December 31, 2024 the Company recognized approximately $638,000 for restricted stock expenses recorded in general and administrative expenses on the statement of operation.

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

At December 31, 2025 and 2024, we had no uncertain tax positions that required recognition in the consolidated financial statements. Milestone Scientific’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. No Interest and penalties are present for periods open. The statute of limitations remains open on the Company’s federal tax returns for calendar year 2022 and subsequent years, and on the Company’s state tax returns for calendar year 2021 and subsequent years.

Due to Milestone Scientific’s history of operating losses, a full valuation allowances have been provided for all of Milestone Scientific’s deferred tax assets. At December 31, 2025 and 2024, no recognition was given to the utilization of the remaining net operating loss carry forwards in each of these periods.

Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 2025 and 2024 are as follows:

	2025	2024

Allowance for Doubtful Accounts	2,000	2,000
Capitalized Sec. 174 R&D	295,000	413,000
Inventory Reserve	238,000	253,000
Deferred Officer’s Compensation	687,000	688,000
Depreciation and Amortization	(19,000)	(35,000)
Right of Use Asset	(46,000)	(72,000)
Lease Liability	49,000	78,000
Net Operating Loss Carryforwards	15,314,000	15,416,000
Tax Credits	621,000	562,000
Other	221,000	423,000
Subtotal	17,362,000	17,728,000
Valuation Allowance	(17,362,000)	(17,728,000)
Non-Current Deferred Tax Asset	-	-

As of December 31, 2025 and 2024, federal net operating loss carry-forwards are approximately $64,100,000 and $65,000,000, respectively. As of December 31, 2025, Milestone Scientific has approximately $21,800,000 of net operating losses generated before December 31, 2017 that will be available to offset future income, if any, through December 2037. Additionally, as of December 31, 2025, Milestone Scientific has approximately $42,400,000 of net operating losses generated in 2018 or after that can be carried forward indefinitely.

State net operating losses were approximately $30,500,000 and $29,400,000 for the periods ended December 31, 2025 and 2024, respectively. As of December 31, 2025, $700,000 of the Company’s state net operating losses can be carried forward indefinitely to offset future income, and the remaining $29,800,000 of state net operating losses begin to expire in 2031.

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

All taxable losses for years ended December 31, 2025 and 2024 were generated domestically.

The reconciliation of the Company’s statutory tax rate and effective tax rate is as follows December 31, 2025 and 2024:

	Year Ended December 31,
	2025
	Amount	Percent

Pretax (Loss)	$(5,722,216)

US Federal Statutory Tax Rate	(1,201,665)	21.0%
State and Local Income Taxes, net of Fed Benefit	(66,486)	1.2%
Tax Credits	(11,968)	0.2%
Change in Valuation Allowance	(364,774)	6.4%
Non- Taxable or Non-Deductible items
Stock-Based Compensation	175,491	-3.1%
Other Permanent Differences	10,151	-0.2%
Other Adjustments
Federal NOL Expirations	1,433,866	-25.1%
Other	25,385	-0.4%

Total	$-	-%

2024
Statutory Rate	21.00%
State Income Tax - All States	-55.10%
Stock Compensation	-2.51%
NOL Expiration	-54.08%
Return to Provision	-1.98%
Other	0.00%
Subtotal	-92.67%
Valuation Allowance	92.67%

The Company’s effective tax rate includes the effects of state and local income taxes, net of the federal income tax benefit, which are primarily attributable to California, Florida, Illinois, and New Jersey, where the Company has significant business activities. These states have higher tax rates compared to other jurisdictions where the Company operates, and together, they account for more than half of the Company’s total state tax expense.

For the year ended December 31, 2025, the Company paid state and local income taxes of approximately $12,000, net of refunds received. No federal or foreign income taxes were paid during 2025. The following jurisdictions each individually represented more than 5% of total income taxes paid: California $3,000, Massachusetts $3,000, New Jersey $3,000, Georgia $1,640, and Texas $1,315.

NOTE L — SEGMENT AND GEOGRAPHIC DATA

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker. The chief operating decision maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Executive Officer (the “CODM”). The Company conducts its business through two reportable segments: Dental and Medical. These segments offer different products and services to different customer base. The CODM assesses the financial performance of the segment and decides how to allocate resources based on Product sales, net, and Operating income (loss). The Company provides general corporate services to its segments; however, these services are not considered when making operating decisions and assessing segment performance. These services are reported under “Corporate Services” below and these include costs associated with executive management, investor relations, patents, trademarks, licensing agreements, new instruments developments, financing activities and public company compliance. Certain reclassifications have been made to the 2025 consolidated financial statements to conform to the 2024 consolidated financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

The following tables present information about our reportable and operating segments:

	2025
	Corporate	Dental	Medical	Total
Product sales, net	$-	$8,790,732	$183,250	$8,973,982
Cost of products sold	-	2,563,613	2,792	2,566,405
Gross Margin	-	6,227,119	180,458	6,407,577
				-
Salaries & employee benefits	692,808	1,677,601	718,192	3,088,601
Stock Compensation	1,579,504	-	-	1,579,504
Royalty expense	-	435,799	9,283	445,082
Warehouse	11,818	458,537	44,906	515,261
Quality and Regulatory	221,775	102,818	11,831	336,424
Marketing	67,870	195,698	61,165	324,733
Rent & occupancy costs	75,377	51,416	32,135	158,928
Consultants and professional services fees	2,892,406	222,486	463,338	3,578,230
Insurance	165,487	184,928	162,830	513,245
Travel Expense	94,383	71,473	74,470	240,326
Depreciation and amortization expense	78,195	-	-	78,195
Research and development expense	-	430,676	18,793	449,469
Other segment items	308,386	472,422	15,388	796,196
Total operating expenses	6,188,009	4,303,854	1,612,331	12,104,194

Operating income (loss)	(6,188,009)	1,923,265	(1,431,873)	(5,696,617)

	2024
	Corporate	Dental	Medical	Total
Product sales, net	$-	$8,525,308	$104,620	$8,629,928
Cost of products sold	-	2,186,142	9,198	2,195,340
Gross Margin	-	6,339,166	95,422	6,434,588

Salaries & employee benefits	1,353,193	1,559,933	828,269	3,741,395
Stock Compensation	1,343,044	-	2,078	1,345,122
Royalty expense	-	436,828	5,231	442,059
Warehouse	14,589	448,190	34,058	496,837
Quality and Regulatory	441,892	24,614	16,359	482,865
Marketing	31,526	439,830	89,539	560,895
Rent & occupancy costs	74,847	48,973	30,608	154,428
Consultants and professional services fees	2,284,403	252,136	818,052	3,354,591
Insurance	178,185	203,648	189,343	571,176
Travel Expense	65,773	98,334	95,348	259,455
Depreciation and amortization expense	37,448	-	-	37,448
Research and development expense	-	835,851	22,916	858,767
Other segment items	450,349	416,587	19,571	886,507
Total operating expenses	6,275,249	4,764,924	2,151,372	13,191,545

Operating income (loss)	(6,275,249)	1,574,242	(2,055,950)	(6,756,957)

December 31, 2025
	Dental	Medical	Corporate	Total
Total Assets	$5,861,323	$394,267	$1,550,839	$7,806,429
	5,861,323	394,267	1,550,839	7,806,429

December 31, 2024
	Dental	Medical	Corporate	Total
Total Assets	$5,359,734	$444,513	$3,992,825	$9,797,072
	5,359,734	444,513	3,992,825	9,797,072

The following table presents information about our operations by geographic area as of December 31, 2025 and 2024. Net sales by geographic area are based on the respective locations of our subsidiaries.

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Domestic-US
Instruments	$652,044	$18,400	$670,444	$653,990	$4,000	$657,990
Handpieces	4,105,727	150,850	4,256,577	4,489,521	57,700	4,547,221
Other	42,194	-	42,194	49,120		49,120
Grand Total	$4,799,965	$169,250	$4,969,215	$5,192,631	$61,700	$5,254,331

International Rest of World
Instruments	$781,019	$-	$781,019	$868,169	$39,000	$907,169
Handpieces	2,867,180	14,000	2,881,180	2,423,507	3,920	2,427,427
Other	32,568	-	32,568	41,001		41,001
Grand Total	$3,680,767	$14,000	$3,694,767	$3,332,677	$42,920	$3,375,597

International China
Instruments	$310,000	$-	$310,000	$-	$-	$-
Handpieces	-	-	-	-	-	-
Other	-	-	-	-	-	-
Grand Total	$310,000	$-	$310,000	$-	$-	$-

Total Product Sales	$8,790,732	$183,250	$8,973,982	$8,525,308	$104,620	$8,629,928

Current Product Platform

NOTE M— CONCENTRATION

Milestone Scientific has informal arrangements with third-party U.S. manufacturers of the STA devices, and epidural instruments pursuant to which they manufacture these products under specific purchase orders which contains advance payments for long lead items for production. Advances on contracts have been classified as current at December 31, 2025 and 2024. The termination of the manufacturing relationship with any of these manufacturers could have a material adverse effect on Milestone Scientific’s ability to produce and sell its products. Although alternate sources of supply exist, and new manufacturing relationships could be established, Milestone Scientific would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, because of termination of such a relationship, would have a material adverse effect on Milestone Scientific’s financial condition, business, and results of operations.

On January 3, 2023, the Company launched an E-Commerce platform selling and shipping STA Single Tooth Anesthesia System® (STA) and handpieces directly to dental offices and dental groups within the U.S. For the year ended December 31, 2025, E-Commerce accounted for 49% of net product sales. For the year ended December 31, 2024, E-Commerce accounted for 60% of net product sales.

The Company had three distributors that accounted for 32%, 21% and 11% of accounts receivable, respectively, as of December 31, 2025. The Company had three distributors that accounted for 22%, 13% and 11% of accounts receivable, respectively as of December 31, 2024.

As of December 31, 2025, the Company had three suppliers that accounted for 38%, 22% and 10%, respectively, of accounts payable and accounts payable, related party. The Company had two suppliers that accounted for 31% and 30%, respectively, of accounts payable and accounts payable, related party as of December 31, 2024.

NOTE N - RELATED PARTY TRANSACTIONS

United Systems

Milestone Scientific has a supply agreement with United Systems, the principal supplier of the Company’s handpieces. Pursuant to the agreement, the Company purchases manufactured products from United Systems under individual purchase orders. The agreement does not require minimum purchase commitments.

In June 2021, the Company entered into a ten-year supply agreement with United Systems for the manufacture and supply of handpieces.

Purchases from United Systems totaled approximately $1.9 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and December 31, 2024, amounts owed to United Systems were approximately $1,100,000 and $664,000, respectively. These amounts are included in accounts payable related party in the Company’s consolidated balance sheets.

Director of Clinical Affairs

The Company pays royalties to its Director of Clinical Affairs pursuant to existing royalty arrangements related to certain Company products. Royalty expense paid to the Director of Clinical Affairs totaled approximately $445,000 and $442,000 for the years ended December 31, 2025 and 2024, respectively. In addition, the Company paid consulting fees to the Director of Clinical Affairs totaling approximately $128,000 and $156,000 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, accrued but unpaid royalties owed to the Director of Clinical Affairs were approximately $289,000 and $110,000, respectively. These amounts are included in accounts payable related party and accrued expenses related party in the Company’s consolidated balance sheets.

Employment and Consulting Contracts

Leonard Osser

Succession Agreement and Related Compensation Arrangements

As part of the Company’s succession planning, on April 6, 2021, Mr. Osser entered into an agreement with the Company (the “Succession Agreement”) pursuant to which he agreed to restructure certain of his existing arrangements with the Company to provide broader executive support beyond the Company’s Chinese operations and, upon stepping down as Interim Chief Executive Officer, to assume the role of Vice Chairman of the Board.

In connection with the Succession Agreement:

●	Compensation under Mr. Osser’s July 2017 Employment Agreement was reduced by $100,000 to $200,000, with the reduction split equally between cash compensation and equity compensation.
●	Compensation under his July 2017 Consulting Agreement was increased by $100,000 to $200,000, also split equally between cash and equity compensation. The equity component shifted from the Employment Agreement to the Consulting Agreement.

Compensation under the Employment Agreement and Consulting Agreement is payable for 9.5 years from May 19, 2021.

For each of the years ended December 31, 2025 and 2024, the Company recorded:

●	$200,000 of expenses related to the Employment Agreement; and
●	$200,000 of expenses related to the Consulting Agreement.

If the Company terminates Mr. Osser’s employment without cause (other than due to death or disability), or if Mr. Osser terminates his employment for good reason (each as defined in the applicable agreement), he is entitled to receive, in a lump sum, an amount equal to the aggregate present value (determined in accordance with Section 280G(d)(4) of the Internal Revenue Code) of all compensation payable from the termination date through the remainder of the employment term.

Vice Chairman Appointment and Option Grant

Upon stepping down as Interim Chief Executive Officer on May 19, 2021, Mr. Osser assumed the role of Vice Chairman of the Board. In connection with his acceptance of the Vice Chairman position and his agreement to provide additional consulting services, Mr. Osser was granted options to purchase 2,000,000 shares of the Company’s common stock at an exercise price equal to the fair market value on the date of grant. The options vest over the five-year period following his resignation as Interim Chief Executive Officer ten years from the date of grant, whichever period ends first. On November 7, 2025, Mr. Osser resigned as a director of the Company.

Beneficial Ownership

Mr. Osser beneficially owns 2,844,028 shares of the Company’s common stock. In addition, 3,221,786 shares are issuable to him upon termination of his employment agreement, subject to the terms thereof. are issuable to him upon termination of his employment agreement, subject to the terms thereof.

Dr. D. Demesmin

As of February 2024, the University Pain Medicine Center (STEMMEE), of which Dr. D. Demesmin, a Company board member, is the CEO, agreed to purchase products from the Company under the same terms and conditions applying to other medical pain clinics in the United States. STEMMEE purchased medical products of $54,000 and $21,000 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 the Company was owed approximately $25,500 which regard in related party accounts receivable.

Jan Adriaan (Arjan) Haverhals

The Company entered into a consulting agreement with Jan Adriaan (Arjan) Haverhals (the “Consulting Agreement”), effective January 1, 2025. The Consulting Agreement continues for an indefinite term unless terminated in accordance with its terms. Either party may terminate the Consulting Agreement upon 90 days’ prior written notice. The Company may terminate the Consulting Agreement upon 30 days’ prior written notice in the event of Mr. Haverhals’ inability to provide services. Under the Consulting Agreement, Mr. Haverhals is entitled to receive consulting fees at an annual rate of $350,000, payable monthly in arrears. For 2025, compensation was structured as follows:

●	$150,000 for the first calendar quarter of 2025; and
●	$67,000 for each subsequent calendar quarter of 2025.

The Company recorded consulting expense of approximately $350,000 for the year ended December 31, 2025 related to the Consulting Agreement. Mr. Haverhals is entitled to reimbursement of reasonable expenses incurred in providing services. He serves as an independent contractor and is not eligible for Company-provided health or accident insurance, life insurance, paid sick leave, or paid vacation benefits. In connection with the Consulting Agreement, Mr. Haverhals entered into the Company’s standard form of non-disclosure, non-solicitation, non-competition, and invention assignment agreement. As of December 31, 2025, the Company owed Mr. Haverhals approximately $89,000 under the Consulting Agreement, which is included in accounts payable — related party in the Company’s consolidated balance sheets.

Subsequent to December 31, 2025, Mr. Haverhals agreed to waive $66,000 of amounts payable to him, which had been included in accounts payable — related party.

Pursuant to the Consulting Agreement, Mr. Haverhals is entitled to receive 912,736 shares of the Company’s common stock six months following his resignation as Chief Executive Officer, subject to the terms of the Consulting Agreement. As of December 31, 2025, such shares had not been issued.

At the Company’s Annual Meeting of Stockholders held on December 18, 2025, Mr. Haverhals was not re-elected to the Board of Directors. Accordingly, his term as a director expired at the conclusion of the Annual Meeting.

NOTE O — COMMITMENTS

(1) Contract Manufacturing Agreement

Milestone Scientific has informal arrangements with third-party manufacturers of the STA, CompuDent® and CompuMed® devices, pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment.

The company entered into a new purchase commitment for the delivery of 1,900 STA CompuDent® instruments. As of December 31, 2025, the purchase order commitment was approximately $2.3 million, and approximately $1.4 million was paid and reported in advance on contracts in the consolidated balance sheet. As of December 31, 2024, the purchase order commitment was approximately $3.2 million, and approximately $1.3 million was paid and reported in advance on contracts in the consolidated balance sheet. As of December 31, 2025 and 2024 the company also has advances on an open purchase order for long lead items for a future purchase order for the manufacturing of Epidural instrument of approximately $34,000 and $168,000, respectively.

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

As of December 31, 2025, total finance right-of-use assets were $55,811 and total finance liabilities were $54,683 of which $27,347 and $27,336 were classified as current and non-current, respectively. As of December 31, 2025 total operating right-of use assets were $150,378 and total operating lease liabilities were $165,563, of which $130,355 and $35,208 were classified as current and non-current, respectively. As of December 31, 2024, total finance right-of-use assets were $67,201 and total finance liabilities were $67,202 of which $12,530 and $54,672 were classified as current and non-current, respectively. As of December 31, 2024 total operating right-of use assets were $257,842 and total operating lease liabilities were $281,852, of which $116,279 and $165,573 were classified as current and non-current, respectively

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company has utilized its incremental borrowing rate based on the long-term borrowing costs of comparable companies in the Medical Device industry.
●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined lease component, all contract consideration was allocated to the combined lease component.
●	The expected lease terms include non-cancellable lease periods. Renewal option periods are not included in the determination of the lease terms as they were not reasonably certain to be exercised.

The components of lease expense were as follows:

	Twelve months ended
	December 31, 2025	December 31, 2024
Cash paid for operating lease liabilities	$127,526	$127,526
Cash paid for finance lease liabilities	13,168	11,172
Weighted Average Remaining Lease Term
Finance leases (years)	3.92 years	4.97 years
Operating leases (years)	1.25 years	2.25 years
Weighted-average discount rate – operating leases	9.20%	9.20%
Weighted-average discount rate – finance leases	9.20%	9.20%

Maturity of lease liabilities as of December 31, 2025	Operating Lease	Finance Lease

2026	139,125	13,668
2027	35,477	13,668
2028	-	13,668
2029	-	13,668
Less: Interest	174,602	54,672
Present Value of lease liabilities	(9,093)	(1,138)
	165,509	53,534

NOTE P — BENEFIT PLAN

Milestone Scientific has a Defined Contribution Plan that allows eligible employees to contribute part of their salary through payroll deductions. Milestone Scientific does not contribute to this plan, but does pay the administrative costs of the plan, which were not significant.

NOTE Q —SUBSEQUENT EVENT

On January 15, 2026, the Company entered into an Amended and Restated Memorandum of Understanding (the “MOU”) with Innovest S.p.A., as the holder of certain consent and blockage rights with respect to BP4 S.r.l. (“BP4”). BP4 is a significant shareholder of the Company and is considered a related party. Pursuant to the MOU, and subject to certain conditions, BP4 agreed to enter into a lock-up agreement with the Company pursuant to which it will not distribute or sell any of its shares of capital stock of the Company for 12 months following consummation of a $2.5 million offering by the Company. The BP4 lock-up, in addition to customary underwriter exceptions, provides for early release of the lock-up restrictions if the Company’s stock price exceeds specified thresholds for a defined period, permitting partial distributions of shares to BP4’s quotaholders. Unless waived or further amended, the period for the capital raise has expired. The Company has paid to BP4 $32,000 in respect of additional disbursements accumulated in connection with the transaction contemplated by the MOU, which payments are subject to an aggregate cap of $100,000.

