Form 10-K/A
period 2025-12-31
MILESTONE SCIENTIFIC INC.
filed 2026-05-05
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Milestone Scientific Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 31, 2026 (the “Original Form 10-K”).

This Amendment is being filed solely to:

(i)	include the entire Restated Certificate of Incorporation of the Company as Exhibit 3.1; and
(ii)	restore the Company’s Amended and Restated By-laws as Exhibit 3.2.

The Original Form 10-K correctly described the Company’s Restated Certificate of Incorporation; however, the exhibit link inadvertently omitted a portion of the filed text. In addition, the Company’s Amended and Restated By-laws, which were previously filed as Exhibit 3.2 to the Company’s Form 10-K filed on April 1, 2025, were inadvertently omitted from the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications by the principal executive officer and the principal financial officer of the Company as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV of the Original Form 10-K is amended to include the currently dated certifications as exhibits. As no financial statements have been included in this Amendment and it does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

No other changes are being made to the Original Form 10-K. This Amendment does not amend, update or modify any other information contained in the Original Form 10-K and does not reflect any events occurring after the filing date of the Original Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Part IV (Item 15) of the Original Form 10-K is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1 on Form 10-K/A.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Milestone, as amended as of March 10 2025 *
3.2	Amended and Restated By-laws of Milestone Scientific Inc. (1)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Form 10-K filed with the SEC on April 1, 2019, as Exhibit 3.4.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Milestone Scientific Inc.
May 5, 2026
	By:	/s/ Eric Hines
Chief Executive Officer and Principal Executive Officer

	By:	/s/ Keisha Harcum
Vice President of Finance and Principal Accounting Officer