Form 10-Q
period 2026-03-31
MILESTONE SCIENTIFIC INC.
filed 2026-05-13
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to

Commission file number 001-14053

Milestone Scientific Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3545623
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

425 Eagle Rock Avenue, Suite 403, Roseland, NJ 07068

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

As of May 11, 2026, the registrant has a total of 88,075,170 shares of Common Stock, $0.001 par value outstanding.

MILESTONE SCIENTIFIC INC.

Form 10-Q

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends that may affect Milestone Scientific’s plans of operations, business strategy, results of operations and financial condition. Milestone Scientific wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Milestone Scientific’s plans and objectives are based, in part, on assumptions involving the continued expansion of its business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Milestone Scientific. Although Milestone Scientific believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, our history of operating losses that are expected to continue, requiring additional funding which we may be unable to raise capital when needed (which may force us to delay, curtail or eliminate commercialization efforts of our CompuFlo Epidural Computer Controlled Anesthesia System), the early stage operations of and relative lack of acceptance of our medical products, including our inability to recover our investment in slow-moving Medical finished goods inventory, relying exclusively on two third parties to manufacture our products, changes to our distribution arrangements exposes us to risks of interruption of marketing efforts and building new marketing channels, changes in our informal manufacturing arrangements made by the manufacturer of our products and disruptions at the manufacturing facility of our manufacturers, including shortages of or delays in obtaining chips and other components, exposes us to risks that may harm our business, raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights, our ability to generate revenue from sales will be materially impaired if physicians do not accept nor use our CompuFlo Epidural Computer Controlled Anesthesia System, exposure to the risks inherent in international sales and operations, including the cessation of revenue from China and the risk that U.S.-China trade tensions and tariffs may simultaneously increase our input costs and eliminate our ability to sell into the Chinese market, several legislative and regulatory changes and proposed changes regarding the healthcare system, including changes to reimbursement coverage of our products, that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval, developments by competitors may render our products or technologies obsolete or non-competitive, changes in United States policy regarding international trade, including the imposition of tariff and export controls on certain goods and products imported from China and other countries, which has resulted in retaliatory tariffs and other trade measures by China, the United States and other countries that will result in an increase in costs that we may not be able to offset or that otherwise adversely impact our results of operations, federal government actions that constrain collaborative research funding may reduce the pool of available research partners and increase the cost and difficulty of future product development efforts, our common stock may be delisted from NYSE American if we fail to meet continued listing standards, including the minimum stockholders’ equity requirement, and ongoing geopolitical tensions, including conflicts in Eastern Europe and the Middle East, that have disrupted certain international markets served by the Company’s distributors and may continue to adversely impact demand and revenue, the inclusion of such information should not be regarded as a representation by Milestone Scientific or any other person that the objectives and plans of Milestone Scientific will be achieved. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. The actual results may differ materially from those included within the forward-looking statements because of various factors. Except as required by the federal securities laws, Milestone Scientific undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events, or otherwise, to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. Milestone Scientific is the owner of the following registered U.S. trademarks: CompuDent®; CompuMed®; CompuFlo®; DPS Dynamic Pressure Sensing technology®; Milestone Scientific ®; CathCheck®; the Milestone logo ®; SafetyWand®; STA Single Tooth Anesthesia Device®; and The Wand ®.

Part I- Financial Information

Item 1. Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	1,194,424	$1,112,642
Accounts receivable, net of allowance for credit losses of $10,000, respectively	555,766	680,620
Accounts receivable, related party	22,337	25,548
Prepaid expenses and other current assets	676,820	468,792
Inventories	3,491,513	3,781,837
Advances on contracts	1,411,785	1,408,395
Total current assets	7,352,645	7,477,834
Furniture, fixtures and equipment, net	18,474	19,193
Intangibles, net	61,960	79,063
Right of use assets finance lease	51,255	55,811
Right of use assets operating lease	121,799	150,378
Deferred financing costs	332,671	-
Other assets	24,150	24,150
Total assets	$7,962,954	$7,806,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	2,269,296	1,430,250
Accounts payable, related party	992,874	1,359,698
Accrued expenses and other payables	1,053,535	995,206
Accrued expenses, related party	376,969	188,406
Current portion of finance lease liabilities	30,753	27,347
Current portion of operating lease liabilities	134,093	130,355
Total current liabilities	4,857,520	4,131,262
Non-current portion of finance lease liabilities	20,502	27,336
Non-current portion of operating lease liabilities	-	35,208
Convertible notes payable, related parties	800,000	800,000
Total liabilities	$5,678,022	$4,993,806

Commitments and contingencies

Stockholders’ equity
Common stock, par value $0.001; authorized 125,000,000 shares; 80,486,449 shares issued and 80,453,116 shares outstanding as of March 31, 2026; 80,486,449 shares issued and 80,453,116 shares outstanding as of December 31, 2025;	80,487	80,487
Additional paid in capital	137,731,136	137,418,974
Accumulated deficit	(134,615,175)	(133,775,322)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total Milestone Scientific Inc. stockholders’ equity	$2,284,932	$2,812,623
Total liabilities and stockholders’ equity	$7,962,954	$7,806,429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	March 31, 2026	March 31, 2025
Product sales, net	$2,162,033	$2,232,420
Cost of products sold	598,009	584,985
Gross profit	1,564,024	1,647,435

Selling, general and administrative expenses	2,372,653	3,256,728
Research and development expenses	-	369,120
Depreciation and amortization expense	19,454	19,440
Total operating expenses	2,392,107	3,645,288

Loss from operations	(828,083)	(1,997,853)
Interest (expense) income, net	(11,770)	3,267
Loss before provision for income taxes	(839,853)	(1,994,586)
Provision for income taxes	-	-
Net loss	$(839,853)	$(1,994,586)

Net loss per share applicable to common stockholders—
Basic and Diluted	(0.01)	(0.02)

Weighted average shares outstanding and to be issued—
Basic and diluted	85,041,913	81,854,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Stockholder Equity
Balance as of January 1, 2026	80,486,449	80,487	137,418,974	(133,775,322)	(911,516)	2,812,623
Stock based compensation	-	-	256,683	-	-	256,683
Common stock issued to board of directors for services	-	-	55,479	-	-	55,479
Net loss	-	-	-	(839,853)	-	(839,853)
Balance at March 31, 2026	80,486,449	80,487	$137,731,136	$(134,615,175)	$(911,516)	$2,284,932

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Stockholder Equity
Balance as of January 1, 2025	78,047,798	78,048	134,719,274	(128,053,106)	(911,516)	5,832,700
Stock based compensation	-	-	330,787	-	-	330,787
Common stock to be issued to employees for bonuses	-	-	293,551	-	-	293,551
Common stock issued to board of directors for services	182,584	182	(182)	-	-	-
Net loss	-	-	-	(1,994,586)	-	(1,994,586)
Balance at March 31, 2025	78,230,382	78,230	$135,343,430	$(130,047,692)	$(911,516)	$4,462,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THREE MONTHS ENDED

(UNAUDITED)

	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net loss	$(839,853)	(1,994,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,351	1,985
Amortization of intangibles	17,103	17,455
Stock based compensation	256,683	330,787
Employees paid in stock	55,479	293,551
Bad debt expense	4,014	-
Amortization of right-of-use asset	28,579	25,875
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	120,840	(43,171)
Decrease (increase) in accounts receivable, related parties	3,211	(6,423)
Decrease (increase) in inventories	290,324	(446,281)
(Increase) decrease in advances on contracts	(3,390)	331,520
Increase in deferred financing costs	(332,671)	-
Increase in prepaid expenses and other current assets	(208,028)	(185,688)
Increase in accounts payable	839,046	896,908
(Decrease) increase in accounts payable, related party	(366,824)	267,575
Increase (decrease) in accrued expenses	58,329	(480,382)
Increase in accrued expenses, related party	188,563	7,448
Decrease operating right of use lease asset	(26,914)	(24,662)
Net cash provided by (used in) operating activities	$86,842	$(1,008,089)

Cash flows from investing activities:
Purchase of furniture, fixtures, and equipment	(1,632)	(1,304)
Net cash used in investing activities	$(1,632)	$(1,304)

Cash flows from financing activities:
Payments finance lease obligations	(3,428)	(2,278)
Net cash used in financing activities	$(3,428)	$(2,278)

Net increase (decrease) in cash and cash equivalents	$81,782	$(1,011,671)
Cash and cash equivalents at beginning of period	1,112,642	3,258,058
Cash and cash equivalents at end of period	$1,194,424	$2,246,387

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

Milestone Scientific was incorporated in the State of Delaware in August 1989. Milestone Scientific has developed a proprietary, computer-controlled delivery device, using The Wand®, a single-use disposable handpiece. The device is marketed in dentistry under the trademark CompuDent®, STA Single Tooth Anesthesia System®, and in medicine under the trademark CompuMed®. CompuDent® is suitable for all dental procedures that require a local anesthetic. CompuMed® is suitable for many medical procedures regularly performed in plastic surgery, hair restoration surgery, podiatry, colorectal surgery, dermatology, orthopedics, and many other disciplines. The dental devices are sold in the United States, Canada and in 33 other countries. Certain medical devices have obtained CE mark approval and can be marketed and sold in most European countries. In June 2017, Milestone Scientific received 510(k) marketing clearance from the U.S. Food and Drug Administration (FDA) on the CompuFlo® Epidural Computer Controlled Anesthesia System (“Epidural”).

NOTE 2 — GOING CONCERN AND LIQUIDITY

Our financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements.

The Company has incurred total losses since its inception of $134.6 million. The Company’s operating losses were approximately $828,000 and $2.0 million for the three months ended March 31, 2026, and 2025, respectively. On March 31, 2026, Milestone Scientific had cash and cash equivalents of approximately $1.2 million and working capital of approximately $2.5 million. For the three months ended March 31, 2026 and 2025, we had cash flows provided by (used in) operating activities of approximately $0.1 million and $(1.0) million, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On April 20, 2026, the Company completed a private placement of 7,962,963 units at a purchase price of $0.27 per unit, generating gross proceeds of approximately $2.15 million, consisting of $1.80 million in cash and a reduction of $351,000 in outstanding principal of the Company’s outstanding convertible notes, the holders of which applied such principal amounts toward the purchase of units in the offering in lieu of cash (the “Private Placement”).

Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.3375 per share, exercisable for a period of three years. If fully exercised, the warrants would provide up to approximately $2.69 million in additional gross proceeds.

The Company intends to use the net proceeds from the private placement for general working capital purposes and the payment of outstanding accounts payable and accrued liabilities.

The Company’s recurring losses from operations, negative cash flows, and accumulated deficit raise substantial doubt about its ability to continue as a going concern. The completion of the private placement in April 2026 has improved the Company’s liquidity position; however, the Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient revenue, manage operating expenses, and, if necessary, obtain additional financing

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and the applicable rules and regulations of the Securities and Exchange Commission (SEC) include the accounts of Milestone Scientific and its wholly owned subsidiaries, including Wand Dental and Milestone Innovations Inc. All significant intra-entity transactions and balances have been eliminated in the consolidation.

2. Basis of Presentation

The unaudited condensed consolidated financial statements of Milestone Scientific have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present such interim results fairly. Interim results are not necessarily indicative of the results of operations that may be expected for a full year or any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in Milestone Scientific’s Annual Report on Form 10-K.

3. Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the inventory valuation and cash flow assumptions regarding evaluations of going concern considerations. The Company bases its estimates on historical experience, known trends, and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

4. Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To achieve revenue recognition, the Company performs the following five steps:

i.	identification of the promised goods or services in the contract;
ii.	determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract;
iii.	measurement of the transaction price, including the constraint on variable consideration;
iv.	allocation of the transaction price to the performance obligations based on estimated selling prices; and
v.	recognition of revenue when (or as) the Company satisfies each performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606.

The Company derives its revenues from the sale of its products, primarily dental and medical instruments, handpieces, and other related products. The Company sells its products directly to consumers in the United States and through a global distribution network that includes both exclusive and non-exclusive international distribution agreements.

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

Segments

The Company operates in two operating segments: Dental and Medical. The Company evaluates each of the two segments based on performance, using financial information compiled utilizing the accounting policies listed in Note 3 of this Form 10-Q. The profitability of the segment helps the Company evaluate staffing levels, assess available cash for allocation to projects and resources, and make informed decisions on whether the segment’s activities should be modified to align with the Company’s overall near- and long-term strategies. See Note 9 for segments by geographical market, based on the customer’s location, and product category for the three months ended March 31, 2026 and 2025, respectively.

5. Cash and Cash Equivalents

Milestone Scientific considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2026 and December 31, 2025, Milestone Scientific has approximately $1.2 million and $1.1 million, respectively of cash. As of March 31, 2026, Milestone Scientific had cash in accounts that exceeded the Federal Deposit Insurance Corporation insurance limit of $250,000.

6. Accounts Receivable

The E-commerce portal sells directly to end users and accepts online payments via credit and debit cards via a third-party credit card processor. These payments are settled within 2 business days of the transactions. Sales to distributors are on credit terms. The Company estimates losses from the ability or inability of its distributor to make payments on bills.

Distributors’ credit sales are due 90 days or less from the date of invoicing. As of March 31, 2026, and December 31, 2025, accounts receivable was recorded, net of allowance for credit losses of $10,000, respectively.

7. Inventories

Inventories principally consist of finished goods and component parts stated at the lower cost (first-in, first-out method) or net realizable value. Inventory quantities on hand are reviewed on a quarterly basis, and a provision for excess slow-moving, defective, and obsolete inventory is recorded if required based on past and expected future sales, potential technological obsolescence, and product expiration requirements.

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

8. Basic and Diluted Net Loss Per Common Share

Milestone Scientific presents “basic” earnings (loss) per common share applicable to common stockholders and, if applicable, “diluted” earnings (loss) per common share applicable to common stockholders pursuant to the provisions of ASC 260, “Earnings per Share”. Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued common shares as follows: 85,041,913 and 81,854,512 for the three months ended March 31, 2026 and 2025, respectively. The calculation of diluted earnings per common share is like that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. Since Milestone Scientific had net losses in the three months ended March 31, 2026, and 2025, the assumed effects of the exercise of potentially dilutive outstanding stock options, unissued restricted stock awards (“RSA”) and warrants were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, RSA’s and warrants totaled 8,178,028 and 3,242,906 for the three months ended March 31, 2026 and 2025, respectively.

9. Recent Accounting Pronouncements

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

NOTE 4 — INVENTORIES

Inventories consist of the following:

	March 31, 2026	December 31, 2025

Dental finished goods	$3,276,004	$3,598,270
Medical finished goods	114,490	108,975
Component parts and other materials	101,019	74,592
Total inventories	$3,491,513	$3,781,837

The Company had an allowance on slow moving Medical finished goods due to the slow adoption of the epidural instruments and handpieces for approximately $1.0 million and $1.1 million as of March 31, 2026, and December 31, 2025, respectively.

NOTE 5 — ADVANCES ON CONTRACTS

The advances on contracts represent funding for future STA devices, epidural instruments, and epidural replacement parts. The balance of the advances as of March 31, 2026 and December 31, 2025, is approximately $1.4 million, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

NOTE 6— STOCKHOLDERS’ EQUITY

SHARES TO BE ISSUED

As of March 31, 2026, and 2025, there were 3,617,696 and 3,076,871 shares to be issued, respectively, whose issuance has been deferred under the terms of employment and consulting agreements with officers and directors and other employees of Milestone Scientific. Such shares will be issued to each party upon termination of their employment or other relationship with the Company.

As of March 31, 2026 and 2025 there were 1,002,162 and 631,792 respectively, shares to be issued to non-employees, that will be issued to non-employees for services rendered. The number of shares was fixed by contract prior to the date of grant, subject to performance, and were fully earned upon the grant date.

The following table summarizes information about shares to be issued for the three month periods ending March 31, 2026 and 2025.

	March 31, 2026	March 31, 2025

Shares-to-be-issued, outstanding January 1, 2026 and 2025, respectively	4,449,403	3,393,017
Granted in current period	170,455	315,646
Issued in current period	-	-
Shares-to be issued outstanding March 31, 2026 and 2025, respectively	4,619,858	3,708,663

NOTE 7 — STOCK OPTION PLANS

The Milestone Scientific Inc., Amended and Restated 2020 Equity Incentive Plan, provides for awards of restricted common, stock restricted stock units, options to purchase and other awards. On June 28, 2023 the plan was amended and restated (the “2020 Plan”) to increase the maximum shares that can be issued thereunder to 11,500,000 shares of common stock. The plan expires in June 2031. Options may be granted to employees, directors, and consultants of Milestone Scientific for the purchase of shares of common stock at a price not less than the fair market value of common stock on the date of grant. Generally, options become exercisable over a 3-year period from the grant date and expire 5 years after the date of grant.

Milestone Scientific recognizes compensation expenses over the requisite service period and in the case of performance-based options over the period of the expected performance. For the three months ended March 31, 2026, and 2025, Milestone Scientific recognized approximately $257,000 and $171,000 of total employee compensation cost, respectively, recorded in general and administrative expenses on the statement of operations.

As of March 31, 2026, there was $1.0 million of total unrecognized compensation cost related to non-vested options. Milestone Scientific expects to recognize these costs over a weighted average period of 1.9 years.

A summary of option activity for employees under the plans and changes during the three months ended March 31, 2026 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding at January 1, 2026	6,032,175	1.15	8.13	-
Granted during 2026	-	-		-
Exercised during 2026	-	-	-	-
Forfeited or expired during 2026	(32,175)	3.11	-	-
Options outstanding March 31, 2026	6,000,000	1.14	7.92	-
Exercisable, March 31, 2026	2,000,000	2.06	5.92	-

A summary of option activity for non-employees under the plans and changes during the three months ended March 31, 2026 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding at January 1, 2026	83,330	1.59	2.40	-
Granted during 2026	-	-		-
Exercised during 2026	-	-	-	-
Forfeited or expired during 2026	(16,666)	3.94	-	-
Options outstanding March 31, 2026	66,664	1.00	2.70	-
Exercisable, March 31, 2026	49,994	1.02	2.35	-

For the three months ended March 31, 2026, and 2025 Milestone Scientific recognized approximately $1,200 and $6,600 expense related to non-employee options, respectively.

A summary of restricted stock under the plans and changes during the three months ended March 31, 2026 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested as January 1, 2026	-	-
Granted	681,818	0.33
Vested	(170,455)	0.33
Cancelled	-	-
Non-vested as March 31, 2026	511,363	0.33

On January 1, 2026, the Company entered into restricted stock agreements with members of the Board of Directors of the Company. The Company granted 681,818 restricted stock awards with a fair market value of $0.33 per share. Such restricted stock vests as follows: 25% on the grant date in January 1, 2026, and 25% on April 1, 2026, July 1, 2026 and October 1, 2026. These awards vest immediately upon a change of control as defined in the agreements.

For the three months ended March 31, 2026 and 2025, the Company recognized approximately $55,000 and $154,000 for restricted stock expenses recorded in general and administrative expenses on the statement of operation. As of March 31, 2026, there was $170,000 of unrecognized compensation expense related to these awards.

NOTE 8 — INCOME TAXES

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

The Company provides general corporate services to its segments; however, these services are not considered when making operating decisions and assessing segment performance. These services are reported under “Corporate Services” below, and these include costs associated with executive management, investor relations, patents, trademarks, licensing agreements, new instruments developments, financing activities and public company compliance.

The following tables present information about our reportable and operating segments for the three months ended March 31, 2026, and 2025:

	2026
	Corporate	Dental	Medical	Total
Product sales, net	$-	$2,054,433	$107,600	$2,162,033
Cost of products sold	-	584,581	13,428	598,009
Gross Margin	$-	$1,469,852	$94,172	$1,564,024
				-
Salaries & employee benefits	177,249	419,448	228,305	825,002
Stock Compensation	312,162	-	-	312,162
Royalty expense	-	90,237	5,380	95,617
Warehouse	1,282	131,095	(2,600)	129,777
Quality and Regulatory	88,806	3,486	2,312	94,604
Marketing	31,390	36,367	5,975	73,732
Rent & occupancy costs	19,733	17,066	10,666	47,465
Consultants and professional services fees	261,248	28,717	101,878	391,843
Insurance	41,826	46,092	40,620	128,538
Travel Expense	24,388	25,327	10,810	60,525
Depreciation and amortization expense	19,454	-	-	19,454
Research and development expense	-	-	-	-
Other segment items	73,338	136,182	3,868	213,388
Total operating expenses	$1,050,876	$934,017	$407,214	$2,392,107

Operating income (loss)	(1,050,876)	535,835	(313,042)	(828,083)

15

	2025
	Corporate	Dental	Medical	Total
Product sales, net	$-	$2,181,170	$51,250	$2,232,420
Cost of products sold	-	584,896	89	584,985
Gross Margin	$-	$1,596,274	$51,161	$1,647,435

Salaries & employee benefits	$117,108	$441,497	$206,115	$764,720
Stock Compensation	330,788	-	-	330,788
Royalty expense	-	109,928	2,563	112,491
Warehouse	1,205	112,314	8,773	122,292
Quality and Regulatory	64,890	16,849	2,312	84,051
Marketing	4,261	83,629	24,321	112,211
Rent & occupancy costs	12,707	12,521	7,826	33,054
Consultants and professional services fees	1,084,695	57,662	142,290	1,284,647
Insurance	42,872	48,997	42,436	134,305
Travel Expense	4,473	31,668	29,961	66,102
Depreciation and amortization expense	19,440	-	-	19,440
Research and development expense	-	364,807	4,313	369,120
Other segment items	73,518	137,048	1,501	212,067
Total operating expenses	$1,755,957	$1,416,920	$472,411	$3,645,288

Operating income (loss)	$(1,755,957)	$179,354	$(421,250)	$(1,997,853)

March 31, 2026
	Dental	Medical	Corporate	Total
Total Assets	$5,454,090	$360,199	$2,148,665	$7,962,954
	5,454,090	360,199	2,148,665	7,962,954

December 31, 2025
	Dental	Medical	Corporate	Total
Total Assets	$5,861,323	$394,267	$1,550,839	$7,806,429
	5,861,323	394,267	1,550,839	7,806,429

NOTE 10 – CONCENTRATIONS

Milestone Scientific has informal arrangements with third-party U.S. manufacturers of the STA devices and epidural instruments pursuant to which they manufacture these products under specific purchase orders that contain advance payments for long lead items for production. Advances on contracts have been classified as current at March 31, 2026 and December 31, 2025. The termination of the manufacturing relationship with any of these manufacturers could have a material adverse effect on Milestone Scientific’s ability to produce and sell its products. Although alternate sources of supply exist, and new manufacturing relationships could be established, Milestone Scientific would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, because of the termination of such a relationship, would have a material adverse effect on Milestone Scientific’s financial condition, business, and results of operations.

On January 3, 2023, the Company launched an E-Commerce platform selling and shipping STA Single Tooth Anesthesia System® (STA) and handpieces directly to dental offices and dental groups within the U.S. For the three months ended March 31, 2026, E-Commerce accounted for 51% of net product sales, and no international distributors accounted for over 10% of net product sales. For the three months ended March 31, 2025, E-commerce accounted for 50% of net product sales, and one international distributor accounted for 13% of net product sales.

The Company had three distributors that accounted for 22%, 17%, 12% of accounts receivable, respectively, for the three months ended March 31, 2026. The Company had three distributors that accounted for 32%, 21% and 11% of accounts receivable, respectively as of December 31, 2025.

As of March 31, 2026, the Company had four suppliers that accounted for 25%, 19%, 12% and 11%, respectively, of accounts payable and accounts payable, related party. The Company had three suppliers that accounted for 38%, 22%, and 10%, respectively of accounts payable and accounts payable, related to the party as of December 31, 2025.

NOTE 11 — RELATED PARTY TRANSACTIONS

United Systems

In June 2021, the Company entered into a ten-year supply agreement with United Systems, the principal supplier of its handpieces, for the manufacture and supply of handpieces. Pursuant to the agreement, the Company procures products under specific purchase orders but without minimum purchase commitments. Purchases from this supplier were approximately $249,000 and $487,000 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, and December 31, 2025, Milestone Scientific owed this supplier approximately $801,000 and $1,100,000, respectively, which is included in accounts payable and accrued expenses related party on the unaudited condensed consolidated balance sheets.

Director of Clinical Affairs

The Company pays royalties to its Director of Clinical Affairs pursuant to existing royalty arrangements related to certain Company products. Royalty expense paid to the Director of Clinical Affairs totaled approximately $96,000 and $112,000 for the three months ended March 31, 2026 and 2025, respectively. In addition, the Company paid consulting fees to the Director of Clinical Affairs totaling approximately $25,000 and $39,000 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, accrued but unpaid royalties owed to the Director of Clinical Affairs were approximately $384,000 and $289,000, respectively. These amounts are included in accounts payable related party and accrued expenses related party in the Company’s consolidated balance sheets.

Directors

Leonard Osser

As part of the Company’s succession planning, on April 6, 2021, Mr. Osser entered into an agreement with the Company (the “Succession Agreement”) pursuant to which he agreed to restructure certain of his existing arrangements with the Company to in anticipation of providing broader executive support beyond the Company’s Chinese operations and, so that upon stepping down as Interim Chief Executive Officer, he would agree to assume the role of Vice Chairman of the Board.

In connection with the Succession Agreement:

●	Compensation under Mr. Osser’s July 2017 Employment Agreement (the “Osser Employment Agreement”) was reduced by $100,000 to $200,000, with the reduction split equally between cash compensation and equity compensation.
●

Compensation under his July 2017 Consulting Agreement (the “Osser Consulting Agreement”) was increased by $100,000 to $200,000, also split equally between cash and equity compensation. The equity component shifted from the Osser Employment Agreement to the Osser Consulting Agreement.

On May 19, 2021, Mr. Osser stepped down as Interim Chief Executive Officer and formally assumed the role as Vice Chairman. Compensation under the Osser Employment Agreement and Osser Consulting Agreement is payable for 9.5 years from May 19, 2021.

For each of the three months ended March 31, 2026 and 2025, the Company recorded:

●	$50,000 of expenses related to the Osser Employment Agreement; and
●	$50,000 of expenses related to the Osser Consulting Agreement.

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

Vice Chairman Appointment and Option Grant

Upon stepping down as Interim Chief Executive Officer, Mr. Osser assumed the role of Vice Chairman of the Board on May 19, 2021. In connection with his new role as Vice Chairman and in exchange for his ongoing consulting services, Mr. Osser was granted options to purchase 2,000,000 shares of common stock at fair market value on the May 19, 2021. These options vest over five 5 years and expire ten 10 years from the date of grant.

Mr. Osser subsequently resigned from the Board of Directors on November 7, 2025.

Beneficial Ownership

Mr. Osser beneficially owns 2,844,028 shares of the Company’s common stock and is entitled to receive an additional 3,221,786 shares upon termination of his Employment Agreement.

Dr. D. Demesmin, Director

As of February 2024, the University Pain Medicine Center (STEMMEE), of which Dr. D. Demesmin, a member of the Company’s Board of Directors, serves as Chief Executive Officer, agreed to purchase products from the Company under terms and conditions consistent with those offered to other medical pain clinics in the United States. STEMMEE purchased medical products totaling approximately $6,000 for each of the three months ended March 31, 2026 and 2025. The company was owed approximately $ 22,300 and $ 25,500 as of March 31, 2026 and December 31, 2025 respectively. These amounts are regarded in related party accounts receivable.

Arjan J. Haverhals, Director

The Company entered into a consulting agreement with Jan Adriaan (Arjan) Haverhals (the “Haverhals Consulting Agreement”), effective January 1, 2025. The Haverhals Consulting Agreement continues for an indefinite term unless terminated in accordance with its terms. Either party may terminate the Haverhals Consulting Agreement upon 90 days’ prior written notice. The Company may terminate the Haverhals Consulting Agreement upon 30 days’ prior written notice in the event of Mr. Haverhals’ inability to provide services. Under the Haverhals Consulting Agreement, Mr. Haverhals is entitled to receive consulting fees at an annual rate of $350,000, payable monthly in arrears. For 2025, compensation was structured as follows:

•	$150,000 for the first calendar quarter of 2025; and
•	$67,000 for each subsequent calendar quarter of 2025.

The Company recorded consulting expense of approximately $150,000 for the three months ended March 31, 2025 related to the Haverhals Consulting Agreement. No expense was recorded for the three months ended March 31, 2026.

Mr. Haverhals is entitled to reimbursement of reasonable expenses incurred in connection with the performance of his services. He serves as an independent contractor and is not eligible for Company-provided employee benefits, including health or accident insurance, life insurance, paid sick leave, or paid vacation. In connection with the Haverhals Consulting Agreement, Mr. Haverhals entered into the Company’s standard form of non-disclosure, non-solicitation, non-competition, and invention assignment agreement.

As of March 31, 2026, and December 31, 2025, the Company owed Mr. Haverhals approximately $0 and $89,000, respectively, under the Haverhals Consulting Agreement, which is included in accounts payable—related party in the Company’s condensed consolidated balance sheets. Subsequent to December 31, 2025, Mr. Haverhals agreed to waive approximately $66,000 of amounts payable to him, which had previously been included in accounts payable—related party.

Pursuant to the Haverhals Consulting Agreement, Mr. Haverhals is entitled to receive 912,736 shares of the Company’s common stock six months following his resignation as Chief Executive Officer, subject to the terms of the Haverhals Consulting Agreement. As of March 31, 2026, such shares had not been issued.

At the Company’s Annual Meeting of Stockholders held on December 18, 2025, Mr. Haverhals was not re-elected to the Board of Directors, and his term as a director expired at the conclusion of the Annual Meeting.

April 2025 Convertible Notes

On April 9, 2025, the Company issued a series of promissory notes in the aggregate amount of $800,000 to Mr. Neal Goldman, Ms. Benedetta Casamento, and Dr. Didier Demesmin, each of whom is a director of the Company. The notes are due April 9, 2028 and bear interest at the annual rate of prime less 2.50%, payable annually. All principal and interest shall be payable in cash and/or shares of common stock at the sole discretion of the Company. The notes are convertible into shares of common stock by the holder at any time and by the Company at maturity. If the Company sells equity securities for gross proceeds in excess of $4,000,000, the holders may request repayment of their note in either cash, shares of common stock or a combination of cash and shares; provided, that the holders would then be entitled to receive only so much cash as the net proceeds to the Company in such sale of equity securities, after payment of other indebtedness and other uses (other than working capital) specified as a use of the proceeds in the relevant offering or disclosure documentation, shall be in excess of $4,000,000. Upon a liquidation event of the Company, as defined in the notes which includes a sale of the Company or assets, a merger, reorganization or combination transaction where the shareholders before the transaction own less than 50% of the Company after the transaction and a liquidation, dissolution or winding-up of the Company, the notes will be repaid in cash or its portion of any non-cash consideration. The conversion rate for any issuance of shares of common stock will be at the then fair value of a share of common stock, with the fair value being determined with reference to the public market price of a share of common stock, but not less than $0.50. The notes are unsecured and have typical default terms.

On April 20, 2026, the Company completed the Private Placement of 7,962,963 units at a purchase price of $0.27 per unit, generating gross proceeds of approximately $2.15 million, consisting of $1.80 million in cash and a reduction of $351,000 in outstanding principal of the Company’s Convertible Notes, the holders of which applied such principal amounts toward the purchase of units in the offering in lieu of cash. Each of Mr. Neal Goldman, Ms. Benedetta Casamento, and Dr. Didier Demesmin reduced their outstanding aggregate principal amount of Convertible Notes by $219,000, $87,750, $43,875 and received 812,501 325,000 162,500 shares and warrants respectively.

BP4 S.r.l. / Innovest S.p.A.

BP4 S.r.l. / Innovest S.p.A.\n\nBP4 S.r.l. (“BP4”) is a significant shareholder of the Company, beneficially owning approximately 11.31% of the Company’s outstanding common stock, and is considered a related party. On January 15, 2026, the Company entered into an Amended and Restated Memorandum of Understanding (the “MOU”) with Innovest S.p.A., as the holder of certain consent and blockage rights with respect to BP4. Pursuant to the MOU, and subject to certain conditions, BP4 agreed to enter into a lock-up agreement pursuant to which it would not distribute or sell any of its shares of capital stock of the Company for twelve months following consummation of a $2.5 million offering by the Company. The lock-up provides for early release if the Company’s stock price exceeds specified thresholds for a defined period, permitting partial distributions of shares to BP4’s quotaholders. The Company paid BP4 $32,000 in respect of additional disbursements accumulated in connection with the transaction contemplated by the MOU, which payments are subject to an aggregate cap of $100,000.

On March 31, 2026, the Company entered into an amendment to the MOU to, among other things, revise the definition of “Qualified Offering” and “Other Locked-Up Parties” in order to facilitate an offering by the Company.

NOTE 12 — COMMITMENTS

(1) Contract Manufacturing Agreement

Milestone Scientific has informal arrangements with third-party manufacturers of the STA devices and epidural instruments pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. The Company has a purchase commitment for the delivery of 1,900 STA instruments as of March 31, 2026. As of March 31, 2026 and December 31, 2025, the purchase order commitment was approximately $2.3 million, respectively, and approximately $1.4 million was paid and reported in advance on contracts in the unaudited condensed consolidated balance sheet.

The advances in contracts represent funding for future epidural instruments and epidural replacement parts. As of March 31, 2026 and December 31, 2025, the company also has advances on an open purchase order for long lead items for a future purchase order for the manufacturing of Epidural instruments of approximately $34,000, respectively.

(2) Operating Leases

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company has utilized its incremental borrowing rate based on the long-term borrowing costs of comparable companies in the Medical Device industry.
●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined lease component, all contract consideration was allocated to the combined lease component.
●	The expected lease terms include non-cancellable lease periods. Renewal option periods are not included in the determination of the lease terms as they were not reasonably certain to be exercised.

The components of lease expense were as follows:

	Three months ended
	March 31, 2026	March 31, 2025
Cash paid for operating lease liabilities	$31,882	$31,882
Cash paid for finance lease liabilities	3,417	3,417
Weighted Average Remaining Lease Term
Finance leases (years)	3.67 years	4.75 years
Operating leases (years)	1.00 years	2.00 years
Weighted-average discount rate – operating leases	9.20%	9.20%
Weighted-average discount rate – finance leases	9.20%	9.20%

NOTE 13 — SUBSEQUENT EVENT

On April 20, 2026, the Company completed a private placement of 7,962,963 units at a purchase price of $0.27 per unit, generating gross proceeds of approximately $2.15 million, consisting of $1.80 million in cash and a reduction of $351,000 in outstanding principal of the Company’s Convertible Notes, the holders of which applied such principal amounts toward the purchase of units in the offering in lieu of cash.

Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.3375 per share, exercisable for a period of three years. If fully exercised, the warrants would provide up to approximately $2.69 million in additional gross proceeds.

The Company incurred approximately $332,000 in costs associated with the private placement, including legal expenses, which is recorded as deferred financing costs on the balance sheet as of March 31, 2026.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2025.

This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

Milestone Scientific Inc. is a biomedical technology company that designs, develops, patents, and commercializes innovative diagnostic and therapeutic injection technologies for medical and dental applications. The Company’s common stock trades on the NYSE American under the symbol “MLSS.”

The Company’s proprietary Dynamic Pressure Sensing Technology® (DPS) platform is a computer-controlled system designed to improve the precision, efficiency, and patient comfort of injections by regulating flow rate and monitoring pressure at the needle tip in real time.

The Company operates in two reportable segments:

●	Dental, which represents the Company’s primary source of revenue and is driven by sales of instruments and recurring handpiece consumables; and

●	Medical, which represents a strategic growth area focused on the commercialization of the CompuFlo® Epidural System.

The Company continues to focus on expanding adoption of its DPS technology platform, advancing commercialization of its Medical segment, and maintaining disciplined cost management while supporting targeted growth initiatives.

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment, product category:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Domestic-US
Instruments	$161,632	$28,300	$189,932	$177,875	$3,000	$180,875
Handpieces	1,017,365	75,200	1,092,565	1,015,847	44,250	1,060,097
Other	21,962	-	21,962	14,360	-	14,360
Grand Total	$1,200,959	$103,500	$1,304,459	$1,208,082	$47,250	$1,255,332

International Rest of World
Instruments	$247,096	$4,100	$251,196	$74,943	$-	$74,943
Handpieces	582,484	-	582,484	775,847	4,000	779,847
Other	23,894	-	23,894	12,298	-	12,298
Grand Total	$853,474	$4,100	$857,574	$863,088	$4,000	$867,088

International China
Instruments	$-	$-	$-	$110,000	$-	$110,000
Handpieces	-	-	-	-	-	-
Other	-	-	-	-	-	-
Grand Total	$-	$-	$-	$110,000	$-	$110,000

Total Product Sales	$2,054,433	$107,600	$2,162,033	$2,181,170	$51,250	$2,232,420

Current Product Platform

See Note 1, “Organization and Business”.

Results of Operations

The following table sets forth the consolidated results of operations for the three months ended March 31, 2026 and 2025, respectively. The trends suggested by this table may not be indicative of future operating results:

	March 31, 2026	March 31, 2025
Product sales, net	$2,162,033	$2,232,420
Cost of products sold	598,009	584,985
Gross profit	1,564,024	1,647,435

Selling, general and administrative expenses	2,372,653	3,256,728
Research and development expenses	-	369,120
Depreciation and amortization expense	19,454	19,440
Total operating expenses	2,392,107	3,645,288

Loss from operations	(828,083)	(1,997,853)
Interest (expense) income, net	(11,770)	3,267
Loss before provision for income taxes	(839,853)	(1,994,586)
Provision for income taxes	-	-
Net loss	$(839,853)	$(1,994,586)

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Net sales for 2026 and 2025 were as follows:

	2026	2025	Change
Dental	$2,054,433	$2,181,170	$(126,737)
Medical	107,600	51,250	56,350
Total sales, net	$2,162,033	$2,232,420	$(70,387)

Total product sales for the three months ended March 31, 2026 were approximately $2.2 million, compared to approximately $2.2 million for the same period in 2025, representing a decrease of approximately $70,000, or 3%.

Dental product revenue was approximately $2.05 million, representing a decrease of approximately $127,000, or 6%, compared to the prior period. The change in Dental revenue primarily reflects lower international distributor demand during the quarter. The Company believes this was influenced by ongoing geopolitical conditions, including the Russia–Ukraine conflict and recent instability in the Middle East, which impacted purchasing patterns in certain markets.

Revenue from China was not recognized during the current period, compared to approximately $110,000 in the prior period. The Company has received a purchase order in April 2026, indicating renewed activity in that market.

Medical revenue increased to approximately $108,000, compared to approximately $51,000 in the prior period, representing growth of approximately 110%, reflecting continued early-stage adoption of the Company’s medical products.

Overall, the Company maintained a relatively stable revenue base, with modest variability primarily attributable to external market conditions.

Gross profits for 2026 and 2025 were as follows:

	2026	2025	Change
Dental	$1,469,852	$1,596,274	$(126,422)
Medical	94,172	51,161	43,011
Total gross profit	$1,564,024	$1,647,435	$(83,411)

Gross margin was approximately 72.3%, compared to approximately 73.8% in the prior period.

The decrease in gross profit was primarily attributable to lower Dental segment sales. The slight decline in gross margin reflects a combination of factors, including product mix and lower sales volume, as well as cost pressures, including tariffs on certain imported components. These factors were partially offset by improved contribution from the Medical segment.

Selling, general and administrative expenses for 2026 and 2025 were as follows:

	2026	2025	Change
Dental	$934,017	$1,052,110	$(118,093)
Medical	407,214	468,097	(60,883)
Corporate	1,031,422	1,736,521	(705,099)
Total selling, general and administrative expense	$2,372,653	$3,256,728	$(884,075)

Selling, general and administrative expenses decreased by approximately $884,000 or 27.2%, to $2.37 million for the current period compared to $3.26 million in the prior period. The decrease was primarily attributable to a significant reduction in professional fees, lower research and development spending, and reduced marketing-related expenditures.

Professional fees declined by approximately $893,000, or 69.5%, primarily due to lower legal, consulting, and other outside service costs incurred during the current period compared to the prior year. In addition, marketing expenses decreased by approximately 34.3%, reflecting reduced promotional and advertising activities, while royalty expense decreased by 15.0%.

Partially offsetting these decreases were increases in certain operating expense categories, including salaries and compensation, warehousing, and quality control and regulatory expenses. Salaries and compensation increased by approximately 3.8%, reflecting ongoing personnel-related costs to support operations. Warehousing expenses increased by 6.1%, while QC and regulatory expenses increased by 12.6%, primarily due to higher operational and compliance-related activities.

Research and Development for 2026 and 2025 were as follows:

	2026	2025	Change
Dental	$-	$364,807	$(364,807)
Medical	-	4,313	(4,313)
Corporate	-	-	-
Total research and development	$-	$369,120	$(369,120)

Research and development expense decreased by approximately $369,000, as no R&D expenses were incurred during the current period compared to the prior period.

The Company continues to evaluate its research and development priorities and may make targeted investments in future periods to support product enhancements, new applications, and long-term growth initiatives.

Profit (Loss) from Operations for 2026 and 2025 were as follows:

	2026	2025	Change
Dental	$535,835	$179,357	$356,478
Medical	(313,042)	(421,249)	108,207
Corporate	(1,050,876)	(1,755,961)	705,085
Total loss from operations	$(828,083)	$(1,997,853)	$1,169,770

Loss from operations improved to approximately $828,000 for the three months ended March 31, 2026, compared to approximately $2.0 million in the prior period, representing an improvement of approximately $1.2 million, or 58%.

The improvement was primarily attributable to reduced operating expenses, partially offset by lower gross profit.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended:

	2026	2025	Change
Cash flow:
Net cash used in operating activities	$86,842	$(1,008,089)	$1,094,931
Net cash provided by (used in) investing activities	(1,632)	(1,304)	(328)
Net cash provided by financing activities	(3,428)	(2,278)	(1,150)
	$81,782	$(1,011,671)	$1,093,453

Net cash provided by operating activities was approximately $87,000 for the three months ended March 31, 2026, compared to net cash used in operating activities of approximately $1.0 million in the prior period. This improvement was primarily driven by reduced net loss and favorable changes in working capital.

Net cash used in investing and financing activities was minimal in both periods.

Consideration of the Company’s ability to continue as a going concern.

As of March 31, 2026, the Company had cash and cash equivalents of approximately $1.2 million and working capital of approximately $2.5 million.

The Company has incurred recurring operating losses and has an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On April 20, 2026, the Company completed a private placement of 7,962,963 units at a purchase price of $0.27 per unit, generating gross proceeds of approximately $2.15 million, consisting of $1.80 million in cash and a reduction of $351,000 in outstanding principal of the Company’s outstanding convertible notes, the holders of which applied such principal amounts toward the purchase of units in the offering in lieu of cash (the “Private Placement”)

The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient revenue, manage operating expenses, and obtain additional financing, if necessary.

The Company believes that its current cash resources, together with expected collections and financing proceeds, will be sufficient to support near-term operations. However, there can be no assurance that additional financing will be available on acceptable terms, or at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Milestone Scientific is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such an evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

We routinely review our internal control over financial reporting and, from time to time, make changes intended to enhance the effectiveness of our internal control over financial reporting. During the three months ended March 31, 2026, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to affect, our internal control over financial reporting materially.

Item 1 – Legal Proceedings

None

Item 1A. Risk Factors

Except as disclosed below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2025 Annual Report.

Our ability to continue as a going concern may adversely affect our business

The Company has incurred significant losses since its inception and continues to experience operating losses. Although operating performance improved during the three months ended March 31, 2026, including positive operating cash flow, there can be no assurance that the Company will sustain profitability or positive cash flows in future periods. As of March 31, 2026, the Company had limited cash resources, and these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company may need to raise additional capital through equity or debt financings, and such financing may not be available on acceptable terms, or at all.

We are dependent on our dental product line for the majority of our revenue

A significant portion of the Company’s revenue is derived from its dental products, particularly the STA Single Tooth Anesthesia System® and related handpieces. Any decline in demand, increased competition, pricing pressures, or disruption in distribution channels for these products could have a material adverse effect on the Company’s financial condition and results of operations.

Our medical product commercialization efforts may not achieve the expected adoption

The Company is in the process of expanding the commercialization of its medical products, including the CompuFlo® Epidural Computer Controlled Anesthesia System. While the Company has obtained 510(k) clearance from the FDA, CE mark approval for European markets, and a Category III CPT code to support reimbursement submissions, adoption by healthcare providers may take longer than expected and the Company has maintained a material allowance against slow-moving Medical finished goods inventory as a result. Factors such as continued reimbursement uncertainty, clinician adoption rates, competition, and sales execution capacity may further limit the Company’s ability to generate meaningful revenue from its medical segment, and there can be no assurance that the Company’s investment in medical inventory and commercialization efforts will be recovered.

Changes to United States tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

The United States has recently enacted and proposed to enact significant new tariffs, and President Trump has directed various federal agencies to evaluate key aspects of U.S. trade policy further. There have been and are ongoing discussions and commentaries regarding potential significant changes to U.S. trade policies, treaties and tariffs. There exists significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. We source important elements used in our products from China. We have significant sales in jurisdictions outside the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations.

Government Action on tariffs, research grants, and other funding may impede our ability to conduct our research and to raise capital.

Federal government actions to impose tariffs and limit research grants and other funding, including funding for universities and research enterprises, may cause disruption to our business. To the extent the Company seeks to invest in product enhancements or next-generation development, including further advancement of the CompuFlo® Epidural platform, government actions that constrain collaborative research funding may reduce the pool of available research partners and increase the cost and difficulty of such efforts. In addition, tariffs are likely to increase the cost of doing business, particularly given the Company’s reliance on Chinese manufacturers for handpieces and other key components, and reduced research funding may make it more difficult for the Company to attract capital from investors who consider the availability of funded development partners as part of their investment analysis.

We are subject to risks related to international operations and geopolitical conditions

The Company generates a meaningful portion of its revenue from international markets through a global distribution network spanning more than 30 countries. International operations are subject to risks including economic instability, regulatory changes, supply chain disruptions, and geopolitical events. For example, ongoing geopolitical tensions, including conflicts in Eastern Europe and the Middle East, have disrupted certain markets served by the Company’s international distributors and may adversely impact demand, distribution, and revenue in affected regions. Continued or escalating geopolitical instability could further negatively impact the Company’s international sales.

Our business is subject to significant risks arising from our dual exposure to China as both a manufacturing source and a sales market.

The Company relies on Chinese third-party manufacturers for a substantial portion of its products and also previously generated revenue from Chinese distributors. During the three months ended March 31, 2026, revenue from China declined to $0, compared to $110,000 in the prior period. Simultaneously, escalating U.S.-China trade tensions and newly imposed tariffs have increased the cost of sourcing products and components from China. This dual exposure - reduced revenue from Chinese customers and increased costs from Chinese suppliers - may materially and adversely affect our results of operations. Furthermore, regulatory actions by either the U.S. or Chinese government, including export controls, retaliatory trade measures, restrictions on technology transfer, or sanctions, could further disrupt our supply chain or eliminate our ability to sell into the Chinese market entirely. Any such developments could have a material adverse effect on our business, financial condition, and results of operations.

Our operating results may fluctuate due to changes in product mix and demand

The Company’s results of operations may fluctuate from period to period due to changes in product mix, including variations between instrument and handpiece sales, as well as geographic demand. Shifts in product mix, pricing, or customer purchasing patterns may impact on gross margins and overall profitability.

We rely on key personnel and consultants

The Company’s success depends in part on the continued services of key executives, consultants, and technical personnel. The loss of key individuals or the inability to attract and retain qualified personnel could adversely affect the Company’s ability to execute its business strategy, maintain key relationships, and advance its commercialization efforts.

Our common stock may be delisted from NYSE American if we fail to regain compliance with continued listing standards by April 8, 2027.

Our common stock is listed on NYSE American under the symbol “MLSS.” On October 8, 2025, the Company received a written notice from NYSE American stating that it is not in compliance with the continued listing standards set forth in Sections 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide, which require minimum stockholders’ equity of $4 million and $6 million, respectively, for companies with sustained operating losses. As of March 31, 2026, the Company’s total stockholders’ equity was approximately $2.3 million - below both thresholds - and the Company has reported net losses in each of the past five fiscal years. The Company submitted a plan of compliance to NYSE American and has been permitted to continue listing during the plan period, subject to periodic review. The compliance deadline is April 8, 2027. While the April 2026 Private Placement increased the Company’s stockholders’ equity and liquidity, the Company cannot assure that it will achieve the required equity thresholds within the required timeframe, particularly given its ongoing operating losses and going concern uncertainty. If NYSE American initiates delisting proceedings, the liquidity and market price of our common stock would likely be materially and adversely affected, and our ability to raise additional capital through equity or debt financing - which we may need to fund continuing operations - would be significantly impaired.

Our April 2026 private placement and outstanding convertible instruments create significant dilution risk for existing stockholders.

In April 2026, the Company issued 7,962,963 units in a private placement at $0.27 per unit, each consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.3375, exercisable for three years. This issuance increased the Company’s outstanding shares by approximately 10%. If all warrants are exercised, existing stockholders would experience an additional approximately 10% dilution, generating up to approximately $2.69 million in gross proceeds. In addition, following the partial conversion of $351,000 of principal in connection with the private placement, the Company has approximately $449,000 in aggregate outstanding principal under its Convertible Notes, which are convertible into shares of common stock at the option of the holders or the Company at a conversion price not less than $0.50 per share. Given the Company’s recurring operating losses and going concern uncertainty, we may need to pursue additional equity or debt financings in the future, which would further dilute existing stockholders. Cumulative dilution from these instruments and any future financings may depress the trading price of our common stock and adversely affect stockholder value.

Item 2. Unregistered Sales of Equity Securities and use of proceeds

Not applicable.

Item 3. Default upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

Exhibit No	Description

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed April 21, 2026)
10.1	Form of Securities Purchase Agreement, dated April 20, 2026 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 21, 2026)
10.2	Form of Registration Rights Agreement, dated April 20, 2026 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed April 21, 2026)
10.3	Form of Lock-up Agreement for directors, officers, and certain stockholders (incorporated by reference to Exhibit 10.3 to the Form 8-K filed April 21, 2026)
10.4	Form of Amended and Restated Note, dated April 20, 2026 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed April 21, 2026)
10.5	Form of Omnibus Signature Page to Securities Purchase Agreement (incorporated by reference to Exhibit 10.5 to the Form 8-K filed April 21, 2026)
10.6	Amendment to Amended and Restated Memorandum of Understanding, by and between Innovest S.p.A. and Milestone Scientific Inc., dated March 31, 2026.
31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith and not filed, in accordance with item 601(32) (ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILESTONE SCIENTIFIC INC.

/s/ Eric Hines
Eric Hines
Chief Executive Officer
(Principal Executive Officer)

/s/ Keisha Harcum
Keisha Harcum
Vice President of Finance and Acting Chief Accounting Officer (Principal Financial and Accounting Officer)
Date: May 13, 2026

