Form 10-Q
period 2026-06-30
MILESTONE SCIENTIFIC INC.
filed 2026-08-13
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, the registrant has a total of 88,739,185 shares of Common Stock, $0.001 par value outstanding.

MILESTONE SCIENTIFIC INC.

Form 10-Q

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends that may affect Milestone Scientific’s plans of operations, business strategy, results of operations and financial condition. Milestone Scientific wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Milestone Scientific’s plans and objectives are based, in part, on assumptions involving the continued expansion of its business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Milestone Scientific. Although Milestone Scientific believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, our history of operating losses that are expected to continue, requiring additional funding which we may be unable to raise when needed (which may force us to delay, curtail or eliminate commercialization efforts of our CompuFlo Epidural Computer Controlled Anesthesia System), the early stage operations of and relative lack of acceptance of our medical products, including our inability to recover our investment in slow-moving Medical finished goods inventory, relying exclusively on two third parties to manufacture our products, changes to our distribution arrangements exposes us to risks of interruption of marketing efforts and building new marketing channels, changes in our informal manufacturing arrangements made by the manufacturer of our products and disruptions at the manufacturing facility of our manufacturers, including shortages of or delays in obtaining chips and other components, exposes us to risks that may harm our business, raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights, our ability to generate revenue from sales will be materially impaired if physicians do not accept nor use our CompuFlo Epidural Computer Controlled Anesthesia System, exposure to the risks inherent in international sales and operations, including the cessation of revenue from China and the risk that U.S.-China trade tensions and tariffs may simultaneously increase our input costs and eliminate our ability to sell into the Chinese market, several legislative and regulatory changes and proposed changes regarding the healthcare system, including changes to reimbursement coverage of our products, that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval, developments by competitors may render our products or technologies obsolete or non-competitive, changes in United States policy regarding international trade, including the imposition of tariff and export controls on certain goods and products imported from China and other countries, which has resulted in retaliatory tariffs and other trade measures by China, the United States and other countries that will result in an increase in costs that we may not be able to offset or that otherwise adversely impact our results of operations, federal government actions that constrain collaborative research funding may reduce the pool of available research partners and increase the cost and difficulty of future product development efforts, our failure to regain compliance with the strict listing requirements of NYSE American, including the minimum stockholders’ equity requirement, may subject us to delisting and, if our stock were no longer listed on NYSE American, our stock price may decline, the liquidity of our securities likely would be impaired and our ability to raise additional capital may be limited, and ongoing geopolitical tensions, including conflicts in Eastern Europe and the Middle East, that have disrupted certain international markets served by the Company’s distributors and may continue to adversely impact demand and revenue, the inclusion of such information should not be regarded as a representation by Milestone Scientific or any other person that the objectives and plans of Milestone Scientific will be achieved. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. The actual results may differ materially from those included within the forward-looking statements because of various factors. Except as required by the federal securities laws, Milestone Scientific undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events, or otherwise, to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. Milestone Scientific is the owner of the following registered U.S. trademarks: CompuDent®; CompuMed®; CompuFlo®; DPS Dynamic Pressure Sensing technology®; Milestone Scientific ®; CathCheck®; the Milestone logo ®; SafetyWand®; STA Single Tooth Anesthesia Device®; and The Wand ®.

Part I- Financial Information

Item 1. Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,066,770	$1,112,642
Accounts receivable, net of allowance for credit losses of $10,000, respectively	1,003,063	680,620
Accounts receivable, related party	9,643	25,548
Other Receivables	40,276	-
Prepaid expenses and other current assets	633,953	468,792
Inventories	3,086,577	3,781,837
Advances on contracts	1,276,916	1,408,395
Total current assets	8,117,198	7,477,834
Furniture, fixtures and equipment, net	20,127	19,193
Intangibles, net	44,857	79,063
Right of use assets finance lease	48,977	55,811
Right of use assets operating lease	92,489	150,378
Other assets	24,150	24,150
Total assets	$8,347,798	$7,806,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,953,844	$1,430,250
Accounts payable, related party	907,680	1,359,698
Accrued expenses and other payables	956,530	995,206
Accrued expenses, related party	225,018	188,406
Other Current Liabilities	218,146	-
Current portion of finance lease liabilities	34,170	27,347
Current portion of operating lease liabilities	101,883	130,355
Total current liabilities	4,397,271	4,131,262
Non-current portion of finance lease liabilities	13,668	27,336
Non-current portion of operating lease liabilities	-	35,208
Convertible notes payable, related parties	465,982	800,000
Total liabilities	$4,876,921	$4,993,806

Commitments and contingencies

Stockholders’ equity
Common stock, par value $0.001; authorized 125,000,000 shares; 88,772,518 shares issued and 88,756,989 shares outstanding as of June 30, 2026; 80,486,449 shares issued and 80,453,116 shares outstanding as of December 31, 2025;	$88,773	$80,487
Additional paid in capital	139,968,127	137,418,974
Accumulated deficit	(135,674,507)	(133,775,322)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total stockholders’ equity	$3,470,877	$2,812,623
Total liabilities and stockholders’ equity	$8,347,798	$7,806,429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Product sales, net	$2,841,038	$2,323,466	$5,003,071	$4,555,886
Cost of products sold	930,871	705,860	1,528,880	1,290,845
Gross profit	$1,910,167	$1,617,606	$3,474,191	$3,265,041

Selling, general and administrative expenses	$2,945,532	$3,030,952	$5,318,184	$6,287,680
Research and development expenses	6,609	51,789	6,609	420,909
Depreciation and amortization expense	19,589	19,496	39,043	38,936
Total operating expenses	$2,971,730	$3,102,237	$5,363,836	$6,747,525

Loss from operations	$(1,061,563)	$(1,484,631)	$(1,889,645)	$(3,482,484)
Interest (expense) income, net	2,231	1,521	(9,540)	4,788
Loss before provision for income taxes	$(1,059,332)	$(1,483,110)	$(1,899,185)	$(3,477,696)
Provision for income taxes	-	-	-	-
Net loss	$(1,059,332)	$(1,483,110)	$(1,899,185)	$(3,477,696)

Net loss per share applicable to common stockholders—
Basic and Diluted	(0.01)	(0.02)	(0.02)	(0.04)

Weighted average shares outstanding and to be issued—
Basic and diluted	93,126,415	82,049,984	87,386,906	81,903,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Stockholder Equity
Balance as of January 1, 2026	80,486,449	$80,487	$137,418,974	$(133,775,322)	$(911,516)	$2,812,623
Stock based compensation			256,683			256,683
Common stock issued to board of directors for services			55,479			55,479
Net loss				(839,853)		(839,853)
Balance at March 31, 2026	80,486,449	80,487	137,731,136	(134,615,175)	(911,516)	2,284,932
Stock based compensation		-	254,098	-	-	254,098
Common stock issued to board of directors for services	310,606	311	99,689	-	-	100,000
Common Stock issued in private offerings net of conversion	6,662,962	6,663	1,513,977			1,520,640
Common Stock issued in private offerings for convertible notes	1,300,001	1,300	295,389			296,689
Common stock issued for consultant services	12,500	12	3,738			3,750
Common stock to be issued to employees for compensation			45,100			45,100
Common stock to be issued to consultants for compensation			25,000			25,000
Net loss	-	-	-	(1,059,332)	-	(1,059,332)
Balance at June 30, 2026	88,772,518	$88,773	$139,968,127	$(135,674,507)	$(911,516)	$3,470,877

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Stockholder Equity
Balance as of January 1, 2025	78,047,798	$78,048	$134,719,274	$(128,053,106)	$(911,516)	$5,832,700
Stock based compensation	-	-	330,787	-	-	330,787
Common stock to be issued to employees for bonuses	-	-	293,551	-	-	293,551
Common stock issued to board of directors for services	182,584	182	(182)	-	-	-
Net loss	-	-	-	(1,994,586)	-	(1,994,586)
Balance at March 31, 2025	78,230,382	78,230	$135,343,430	$(130,047,692)	$(911,516)	$4,462,452
Stock based compensation			159,679	-	-	159,679
Common stock issued for payment of consultant services	207,604	208	201,043	-	-	201,251
Common stock issued to board of directors for services	154,494	154	(154)	-	-	-
Net loss				(1,483,110)	-	(1,483,110)
Balance at June 30, 2025	78,592,480	$78,592	$135,703,998	$(131,530,802)	$(911,516)	$3,340,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR SIX MONTHS ENDED

(UNAUDITED)

	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net loss	$(1,899,185)	$(3,477,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,837	4,026
Amortization of intangibles	34,206	34,910
Stock based compensation	566,261	490,465
Employees paid in stock	145,099	293,551
Expense paid in stock	28,750	201,251
Bad debt expense	4,014	8,525
Amortization of right-of-use asset	57,889	57,356
Changes in operating assets and liabilities:
Increase in accounts receivable	(326,457)	(217,350)
Decrease (increase) in accounts receivable, related party	15,905	(6,429)
Increase in Other Receivable	(40,276)	-
Decrease in inventories	695,260	(183,802)
Decrease in advances on contracts	131,479	143,976
Increase in prepaid expenses and other current assets	(165,161)	(72,938)
Increase in accounts payable	523,594	429,192
Decrease (increase) in accounts payable, related party	(452,018)	12,142
Decrease in accrued expenses	(38,676)	(407,536)
Increase (decrease) in accrued expenses, related party	54,894	(25,108)
Increase in other liabilities	218,146	-
Decrease operating right of use lease asset	(56,846)	(56,808)
Net cash used in operating activities	$(498,285)	$(2,772,273)

Cash flows from investing activities:
Purchase of furniture, fixtures, and equipment	$(5,771)	$(5,776)
Net cash used in investing activities	$(5,771)	$(5,776)

Cash flows from financing activities:
Proceeds from the Private Placement	$1,797,700	$-
Proceeds from convertible notes payable	-	800,000
Payments of equity issuance costs	(332,671)	-
Payments finance lease obligations	(6,845)	(5,695)
Net cash provided by financing activities	$1,458,184	$794,305

Net increase (decrease) in cash and cash equivalents	$954,128	$(1,983,744)
Cash and cash equivalents at beginning of period	1,112,642	3,258,058
Cash and cash equivalents at end of period	$2,066,770	$1,274,314

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Supplemental disclosure of noncash financing activities
Convertible notes payable converted into common stock	$350,000	$-

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

Milestone Scientific has developed a proprietary computer-controlled anesthetic delivery system based on our DPS Dynamic Pressure Sensing Technology® platform. The technology is designed to address the limitations of the traditional manual syringe by enabling precise, controlled delivery of anesthetic and other injectable drugs, as well as fluid aspiration. Our proprietary DPS technology regulates flow rate and continuously monitors pressure at the tip of the needle, providing healthcare practitioners with greater control during injections. The platform supports a range of dental and medical applications, including local anesthesia, subcutaneous drug delivery, and regional anesthesia procedures. In particular, the technology has specific medical applications in epidural procedures, where dynamic pressure sensing can assist healthcare practitioners in identifying the epidural space. DPS serves as Milestone Scientific’s core technology platform and provides the foundation for the development of next-generation drug delivery and injection devices.

Our device, using The Wand®, a single use disposable handpiece, is marketed in dentistry under the trademark CompuDent®, and STA Single Tooth Anesthesia System® and is suitable for all dental procedures that require local anesthetic. The dental devices currently are sold in the United States, Canada and in over 33 other countries. Milestone Scientific also has 510(k) marketing clearance from the U.S. Food and Drug Administration (FDA) on the CompuFlo® Epidural Computer Controlled Anesthesia System in the lumbar, thoracic and cervical thoracic junction of the spine region. In addition, Milestone Scientific has obtained CE mark approval and can be marketed and sold in most European countries.

Our recent receipt of technology-specific CPT Code for the Company’s technology by the American Medical Association marks an important milestone that could increase the potential number of anesthesia pain management clinics adopting the CompuFlo instrument. A CPT code expands the potential for reimbursement of epidural procedures in pain management utilizing the CompuFlo Epidural System., which we believe should help accelerate the commercial roll-out of CompuFlo in the United States.

NOTE 2 — GOING CONCERN AND LIQUIDITY

Our financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements.

The Company has incurred total losses since its inception of $135.7 million. The Company’s operating losses were approximately $1.1 and $1.9 million for the three and six months ended June 30, 2026. On June 30, 2026, Milestone Scientific had cash and cash equivalents of approximately $2.1 million and working capital of approximately $3.7 million. For the six months ended June 30, 2026, we had cash flows used in operating activities of approximately $498,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On April 20, 2026, the Company completed a private placement of 7,962,963 units of common stock and warrants to purchase common stock at a purchase price of $0.27 per unit, generating net proceeds of approximately $1.81 million, consisting of cash and a reduction in outstanding principal and accrued interest of the Company’s outstanding convertible notes, the holders of which applied such principal amounts toward the purchase of units in the offering in lieu of cash (the “Private Placement”).

Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.3375 per share and is exercisable for a period of three years. If exercised in full, the warrants could provide up to approximately $2.69 million in additional gross proceeds; however, there can be no assurance that any or all of the warrants will be exercised.

The Company’s recurring losses from operations, negative cash flows, and accumulated deficit raise substantial doubt about its ability to continue as a going concern. The completion of the private placement in April 2026 has improved the Company’s liquidity position; however, the Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient revenue, manage operating expenses, and, if necessary, obtain additional financing.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Milestone Scientific Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year or any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K.

2. Basic and Diluted Net Loss Per Common Share

Milestone Scientific presents “basic” earnings (loss) per common share and, if applicable, “diluted” earnings (loss) per common share applicable to common stockholders pursuant to the provisions of ASC 260, “Earnings per Share”. Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding and to be issued common shares as follows: 93,126,415 and 87,386,906 for the three and six months ended June 30, 2026 and 82,049,984 and 81,903,323 for the three and six months ended June 30, 2025, respectively. The calculation of diluted earnings per common share is like that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. Since Milestone Scientific had net losses in the three and six months ended June 30, 2026, and 2025, the assumed effects of the exercise of potentially dilutive outstanding stock options, unissued restricted stock awards (“RSA”), unconverted convertible notes and warrants were not included in the calculation as their effect would have been anti-dilutive. Such outstanding options, RSA’s unconverted convertible notes, and warrants totaled 15,302,498 and 3,792,211 for the three and six months ended June 30, 2026 and 2025, respectively.

3. Recent Accounting Pronouncements

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

4. Warrants

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

NOTE 4 — INVENTORIES, NET

Inventories consist of the following:

	June 30, 2026	December 31, 2025

Dental finished goods	$2,914,209	$3,598,270
Medical finished goods	81,511	108,975
Component parts and other materials	90,857	74,592
Total inventories	$3,086,577	$3,781,837

The Company had an allowance on slow moving Medical finished goods due to the slow adoption of the epidural instruments and handpieces for approximately $504,000 and $1.1 million as of June 30, 2026, and December 31, 2025, respectively. The decrease in the allowance was primarily attributable to the disposal of fully reserved inventory and resulted in an immaterial impact on the Company’s results of operations for the period.

NOTE 5 — ADVANCES ON CONTRACTS

The advances on contracts represent funding for future Single Tooth Anesthesia System® (STA) devices, epidural instruments, and epidural replacement parts. The balance of the advances as of June 30, 2026 and December 31, 2025, is approximately $1.3 and $1.4 million, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

NOTE 6— STOCKHOLDERS’ EQUITY

WARRANTS

On April 20, 2026, Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers named therein (the “Purchasers”), for the private placement (the “Private Placement”) of an aggregate of 7,962,963 units (the “Units”), with each Unit consisting of (i) one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) one warrant to purchase one share of Common Stock (each, a “Warrant”). The purchase price paid by the Purchasers for each Unit was $0.27 (the “Per Unit Purchase Price”). Certain directors and officers participated in the Private Placement, purchasing an aggregate of $150,000 of Units for cash and converting into Units a total of $351,000 in respect of convertible notes evidencing loans they made to the Company in 2025, in each case at the same price and (except for such conversion of loans) on the same terms as all other securities offered in the Private Placement.

Each Warrant has an exercise price equal to 125% of the Per Unit Purchase Price per share, or $0.3375 per warrant share, and will be exercisable after six (6) months from the closing and prior to the third anniversary of the closing for cash only. As of June 30, 2026, outstanding warrants were 7,962,962.

The following table summarizes information about Warrants for the six month periods ending June 30, 2026.

	Number of Warrants	Weighted Averaged Exercise Price $	Weighted Average Remaining Life	Aggregate Intrinsic Options Value $
Warrants outstanding at January 1, 2026	-	-	-	-
Granted during 2026	7,962,963	$0.3375	3.00	-
Warrants outstanding June 30, 2026	7,962,963	$0.3375	2.81	-

SHARES TO BE ISSUED

As of June 30, 2026, and 2025, there were 3,596,260 and 3,076,871 shares to be issued, respectively, whose issuance has been deferred under the terms of employment and consulting agreements with officers and directors and other employees of Milestone Scientific. Such shares will be issued to each party upon termination of their employment or other relationship with the Company.

As of June 30, 2026 and 2025 there were 1,088,369 and 631,792 respectively, shares to be issued to non-employees for services rendered. The number of shares was fixed by contract prior to the date of grant, subject to performance, and were fully earned upon the grant date. Such shares will be issued to each party upon termination of their relationship with the Company.

The following table summarizes information about shares to be issued for the six month periods ending June 30, 2026 and 2025.

	June 30, 2026	June 30, 2025

Shares-to-be-issued, outstanding January 1, 2026 and 2025, respectively	4,449,403	3,393,017
Granted in current period	405,682	315,646
Issued in current period	(170,455)	-
Shares-to be issued outstanding June 30, 2026 and 2025, respectively	4,684,630	3,708,663

NOTE 7 — STOCK OPTION PLANS

The Milestone Scientific Inc., Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”) provides for awards of restricted common stock, restricted stock units, options to purchase shares and other awards. At June 30, 2026, the maximum number of shares that could be issued thereunder was 11,500,000 shares of common stock., On July 27, 2026, the stockholders of the Company amended the 2020 Plan to increase the maximum number of shares that can be issued thereunder to 28,750,000 shares of common stock. The plan expires in June 2031. Options may be granted to employees, directors, and consultants of Milestone Scientific for the purchase of shares of common stock at a price not less than the fair market value of common stock on the date of grant. Generally, options become exercisable over a 3-year period from the grant date and expire 5 years after the date of grant.

Additionally on April 30, 2026, the Compensation Committee recommended the grant of performance-based restricted stock units (“PRSUs”) to certain officers of the Company. As all of the PRSUs are to have the same performance milestones and other terms and conditions (other than the actual grant amounts), the Compensation Committee established a sub-plan of the 2020 Plan (the “Sub-Plan”) as the framework together with the 2020 Plan for the award of PRSUs (each, an “Award” and collectively, “Awards”), with a fixed pool of PRSUs. The total aggregate number of shares of common stock that to be issued under 2020 Plan will be adjusted to 28,734,635, an increase of 17,234,635 shares as a result of the approval of the Sub-Plan (the “Aggregate Pool”). The recommendation of the award of PRSUs under the Sub-Plan was subject to stockholder approval to increase the number of shares covered by the 2020 Plan to account for the recommendation to issue PRSU awards under the Sub-Plan, which increase was approved by the stockholders at the Company’s Annual Meeting on July 27, 2026 as aforesaid.

On April 30, 2026 (the “Effective Date”), the Compensation Committee of the Board of Directors (the “Compensation Committee”) of the Company approved a one-time stock option exchange program (the “Exchange Program”) for outstanding stock options granted under the Company’s 2020 Plan and the applicable award agreements thereunder, held by Eric Hines, the President and Chief Executive Officer, and Jason Papes, the Senior Vice President, Global Head of Sales and Marketing, of the Company (“Eligible Options”), all of which have exercise prices that exceed the current fair market value of the Company’s common stock (the “Common Stock”). The Exchange Program was undertaken in accordance with, and as expressly permitted by, the 2020 Plan and the applicable award agreements thereunder, and provides that such eligible participants may voluntarily elect to surrender some or all of their Eligible Options in exchange for newly granted stock options to purchase shares of the Company’s Common Stock, at an exercise price reduced to $0.27 per share (the “Reduced Exercise Price, which exercise price equals the closing price of the Company’s Common Stock on the Effective Date (the “Repricing”). All of the Eligible Options (i) were granted under the 2020 Plan, (ii) as of the Effective Date, were held by continuing employees, (iii) had not previously been repriced and (iv) had an exercise price per share greater than the Reduced Exercise Price (the “Repriced Options”). The Repriced Options have the same vesting commencement date and expiration date as the respective Eligible Options surrendered. In addition, for each Repriced Option, the vesting schedule was modified such that the number of shares vesting on the applicable vesting commencement date was increased from 200,000 to 500,000 shares, constituting twenty-five percent (25%) of the total number of shares subject to the Repriced Option, and providing for the vesting of the remainder of the shares subject to the Repriced Options in two equal tranches of 750,000 shares on the first and second anniversaries of the applicable vesting commencement date rather than over three years from the vesting commencement date, subject to the continued employment of the grantee on the applicable vesting date and compliance with certain restrictive covenants. No other changes were made to the Repriced Options as a result of the Repricing.

The number of shares of Common Stock issuable upon the exercise of each of the Repriced Options (2.0 million shares), and the total number of shares underlying all Repriced Options (4.0 million shares), remains the same number of shares as underlying the respective Eligible Options surrendered, in accordance with the 2020 Plan. The Eligible Options previously had exercise prices ranging from $0.46 to $0.50 per share and were granted in August 2025.

The Company accounted for each Repriced Option as a modification under ASC 718, Compensation—Stock Compensation, and the Company measured the fair value of the modified awards immediately before and immediately after the modification using the Black-Scholes-Merton option-pricing model.

The Company estimated the fair value of the Repriced Options immediately before the Effective Date using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 3.86%, expected volatility of 82.3% (based on the Company’s historical volatility over the expected term), an expected term of 5.2 years, a dividend yield of 0%, and a stock price ranging from $0.45 to $0.50.

The Company estimated the fair value of the Repriced Options immediately after the Effective Date using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 1.75%, expected volatility of 86.6% (based on the Company’s historical volatility over the expected term), an expected term of 5.7 years, a dividend yield of 0%, and a stock price of $0.27.

As a result of the measurement of the modified awards immediately before and after the modification date, the Company determined an incremental fair value of $146,000 related to the modified awards. This incremental fair value of $146,000 is being recognized as compensation expense over the remaining requisite service period of the replacement awards. Any unrecognized compensation cost associated with the original, canceled awards continues to be amortized over the original vesting periods.

Milestone Scientific recognizes compensation expenses over the requisite service period and in the case of performance-based options over the period of the expected performance. For the three and six months ended June 30, 2026, Milestone Scientific recognized approximately $239,000 and $496,000 of total employee compensation cost, respectively, recorded in general and administrative expenses on the statement of operations. For the three and six months ended June 30, 2025, Milestone Scientific recognized approximately $158,000 and $329,000 of total employee compensation cost, respectively, recorded in general and administrative expenses on the statement of operations.

As of June 30,2026, there was approximately $943,000 of total unrecognized compensation cost related to non-vested options. Milestone Scientific expects to recognize these costs over a weighted average period of 2.1 years.

A summary of option activity for employees under the plans and changes during the six months ended June 30, 2026 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding at January 1, 2026	6,032,175	1.15	8.13	-
Granted during 2026(1)	4,000,000	0.27	-	-
Forfeited or expired during 2026(1)	(4,032,175)	0.50	-	-
Options outstanding June 30, 2026	6,000,000	1.00	8.15	200,000
Exercisable, June 30, 2026	3,000,000	1.73	6.48	50,000

(1)	Includes 4,000,000 stock options exchanged pursuant to the Exchange Program

A summary of option activity for non-employees under the plans and changes during the six months ended June 30, 2026 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding at January 1, 2026	83,330	1.59	2.40	-
Forfeited or expired during 2026	(16,666)	3.94	-	-
Options outstanding June 30, 2026	66,664	1.00	2.45	-
Exercisable, June 30, 2026	49,994	1.02	2.10	-

For the three and six months ended June 30, 2026 Milestone Scientific recognized approximately $1,200 and $2,400 expense related to non-employee options, respectively. For the three and six months ended June 30, 2025 Milestone Scientific recognized approximately $1,400 and $8,000 expense related to non-employee options, respectively.

A summary of restricted stock under the plans and changes during the six months ended June 30, 2026 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested as January 1, 2026	-	-
Granted	681,818	0.33
Vested	(340,910)	0.33
Non-vested as June 30, 2026	340,908	0.33

On January 1, 2026, the Company entered into restricted stock agreements with members of the Board of Directors of the Company. The Company granted 681,818 restricted stock awards with a fair market value of $0.33 per share. Such restricted stock vests as follows: 25% on the grant date in January 1, 2026, and the remaining 75% vesting 25% each on April 1, 2026, July 1, 2026 and October 1, 2026. These awards vest immediately upon a change of control as defined in the agreements.

For the three months ended June 30, 2026 and 2025, the Company recognized approximately $56,000 and $1,500 for restricted stock expenses recorded in general and administrative expenses on the statement of operation. For the six months ended June 30, 2026 and 2025, the Company recognized approximately $112,000 and $155,500 for restricted stock expenses recorded in general and administrative expenses on the statement of operation.

As of June 30, 2026 there was $113,000 of unrecognized compensation expense related to these awards.

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

The following tables present information about our reportable and operating segments for the three and six months ended June 30, 2026, and 2025:

	Three Months ended June 30, 2026
	Corporate	Dental	Medical	Grand Total
Product sales, net	-	2,734,638	106,400	2,841,038
Cost of products sold	-	906,033	24,838	930,871
Gross Margin	-	1,828,605	81,562	1,910,167

Salaries & employee benefits	257,658	396,390	209,249	863,297
Stock-based compensation expense	254,098	-	-	254,098
Royalty expense	-	145,430	5,320	150,750
Marketing	(7,935)	70,049	45,456	107,570
Rent & occupancy costs	16,722	8,533	5,333	30,588
Consultants and professional services fees	730,328	34,121	52,810	817,259
Insurance	41,248	45,554	40,284	127,086
Warehousing expense	2,458	152,147	20,776	175,381
Regulatory expense	119,332	8,648	2,312	130,292
Travel expense	22,458	39,628	25,225	87,311
Research and development expense	-	6,609	-	6,609
Depreciation and amortization expense	19,589	-	-	19,589
Other segment items	71,549	124,222	6,129	201,900
Total operating expenses	1,527,505	1,031,331	412,894	2,971,730
Operating income (loss)	(1,527,505)	797,274	(331,332)	(1,061,563)

	Three Months ended June 30, 2025
	Corporate	Dental	Medical	Grand Total
Product sales, net	-	2,291,366	32,100	2,323,466
Cost of products sold	-	704,866	994	705,860
Gross Margin	-	1,586,500	31,106	1,617,606

Salaries & employee benefits	206,777	440,463	192,733	839,973
Stock-based compensation expense	159,678	-	-	159,678
Royalty expense	-	118,174	1,605	119,779
Marketing	10,156	48,047	19,907	78,110
Rent & occupancy costs	21,703	13,852	8,657	44,212
Consultants and professional services fees	698,388	83,134	119,069	900,591
Insurance	40,503	45,225	40,078	125,806
Warehousing expense	5,033	106,685	17,188	128,906
Regulatory expense	263,931	66,144	3,087	333,162
Travel expense	12,005	25,870	35,330	73,205
Research and development expense	-	47,089	4,700	51,789
Depreciation and amortization expense	19,496	-	-	19,496
Other segment items	79,433	136,193	11,904	227,530
Total operating expenses	1,517,103	1,130,876	454,258	3,102,237

Operating income (loss)	(1,517,103)	455,624	(423,152)	(1,484,631)

	Six Months ended June 30, 2026
	Corporate	Dental	Medical	Grand Total
Product sales, net	-	4,789,071	214,000	5,003,071
Cost of products sold	-	1,490,614	38,266	1,528,880
Gross Margin	-	3,298,457	175,734	3,474,191

Salaries & employee benefits	434,908	815,841	437,554	1,688,303
Stock-based compensation expense	566,261	-	-	566,261
Royalty expense	-	235,668	10,700	246,368
Marketing	23,455	106,416	51,424	181,295
Rent & occupancy costs	36,455	25,599	15,999	78,053
Consultants and professional services fees	991,573	62,838	154,688	1,209,099
Insurance	83,074	91,647	80,904	255,625
Warehousing expense	3,741	283,243	18,177	305,161
Regulatory expense	208,138	12,133	4,625	224,896
Travel expense	46,848	64,957	36,036	147,841
Research and development expense	-	6,609	-	6,609
Depreciation and amortization expense	39,043	-	-	39,043
Other segment items	144,884	260,397	10,001	415,282
Total operating expenses	2,578,380	1,965,348	820,108	5,363,836
Operating income (loss)	(2,578,380)	1,333,109	(644,374)	(1,889,645)

	Six Months ended June 30, 2025
	Corporate	Dental	Medical	Grand Total
Product sales, net	-	4,472,536	83,350	4,555,886
Cost of products sold	-	1,289,761	1,084	1,290,845
Gross Margin	-	3,182,775	82,266	3,265,041

Salaries & employee benefits	323,885	881,961	398,847	1,604,693
Stock-based compensation expense	490,466	-	-	490,466
Royalty expense	-	228,102	4,168	232,270
Marketing	14,417	131,676	44,227	190,320
Rent & occupancy costs	34,411	26,373	16,483	77,267
Consultants and professional services fees	1,783,082	140,795	261,359	2,185,236
Insurance	83,375	94,222	82,514	260,111
Warehousing expense	6,238	219,000	25,961	251,199
Regulatory expense	328,821	82,994	5,399	417,214
Travel expense	16,479	57,538	65,292	139,309
Research and development expense	-	411,896	9,013	420,909
Depreciation and amortization expense	38,936	-	-	38,936
Other segment items	152,951	273,239	13,405	439,595
Total operating expenses	3,273,061	2,547,796	926,668	6,747,525
Operating income (loss)	(3,273,061)	634,979	(844,402)	(3,482,484)

June 30, 2026
	Dental	Medical	Corporate	Total
Total Assets	$5,271,616	$381,309	$2,694,873	$8,347,798
	5,271,616	381,309	2,694,873	8,347,798

December 31, 2025
	Dental	Medical	Corporate	Total
Total Assets	$5,861,323	$394,267	$1,550,839	$7,806,429
	5,861,323	394,267	1,550,839	7,806,429

NOTE 10 – CONCENTRATIONS

Milestone Scientific has informal arrangements with third-party U.S. manufacturers of the STA devices and epidural instruments pursuant to which they manufacture these products under specific purchase orders that contain advance payments for long lead items for production. Advances on contracts have been classified as current at June 30, 2026 and December 31, 2025. The termination of the manufacturing relationship with any of these manufacturers could have a material adverse effect on Milestone Scientific’s ability to produce and sell its products. Although alternate sources of supply exist, and new manufacturing relationships could be established, Milestone Scientific would need to recover its existing tools or have new tools produced. Establishment of new manufacturing relationships could involve significant expense and delay. Any curtailment or interruption of the supply, because of the termination of such a relationship, would have a material adverse effect on Milestone Scientific’s financial condition, business, and results of operations.

On January 3, 2023, the Company launched an E-Commerce platform selling and shipping STA instruments and handpieces directly to dental offices and dental groups within the U.S. For the three months ended June 30, 2026, E-Commerce accounted for 41% of net product sales, and no international distributors accounted for over 10% of net product sales. For the three months ended June 30, 2025, E-commerce accounted for 53% of net product sales, and one international distributor accounted for 10% of net product sales. For the six months ended June 30, 2026, E-Commerce accounted for 45% of net product sales, and no international distributors accounted for over 10% of net product sales. For the six months ended June 30, 2025, E-commerce accounted for 50% of net product sales, and no international distributor accounted for 10% of net product sales.

The Company had three distributors that accounted for 20%, 13%, 11% of accounts receivable, respectively, as of June 30, 2026. The Company had three distributors that accounted for 32%, 21% and 11% of accounts receivable, respectively as of December 31, 2025.

As of June 30, 2026, the Company had three suppliers that accounted for 22%, 20%, and 12% respectively, of accounts payable and accounts payable, related party. The Company had three suppliers that accounted for 38%, 22%, and 10%, respectively of accounts payable and accounts payable, related to the party as of December 31, 2025.

NOTE 11 — RELATED PARTY TRANSACTIONS

United Systems

In June 2021, the Company entered into a ten-year supply agreement with United Systems, the principal supplier of its handpieces. United Systems is considered a related party because its controlling shareholder, Tom Cheng, is also a stockholder of the Company. Under the agreement, the Company procures products pursuant to individual purchase orders and has no minimum purchase commitments. Purchases from this supplier were approximately $222,000 and $471,000 for the three and six months ended June 30, 2026. Purchases from this supplier were approximately $285,000 and $772,000 for the three and six months ended June 30, 2025. As of June 30, 2026, and December 31, 2025, Milestone Scientific owed this supplier approximately $667,000 and $1,100,000, respectively, which is included in accounts payable and accrued expenses related party on the unaudited condensed consolidated balance sheets.

Director of Clinical Affairs

The Company pays royalty fees to its Director of Clinical Affairs pursuant to a Technology Sale Agreement, as amended, relating to Company products embodying technology covered by patents purchased by the Company from the Director of Clinical Affairs, including U.S. Patent No. 7,625,354, relating to the Company’s computer-controlled local anesthetic delivery system and associated handpiece, and U.S. Patent No. 7,618,409, relating to methods of administering an anesthetic using the system and handpiece.

Royalty fee attributable to the Director of Clinical Affairs was approximately $151,000 and $246,000 for the three and six months ended June 30, 2026, respectively, compared with approximately $119,000 and $232,000 for the three and six months ended June 30, 2025, respectively.

In addition, consulting expense attributable to the Director of Clinical Affairs was approximately $25,000 and $50,000 for the three and six months ended June 30, 2026, respectively, compared with approximately $39,000 and $78,000 for the three and six months ended June 30, 2025, respectively.

Under such Technology Sale Agreement, as amended, the Director of Clinical Affairs is also entitled to receive stock options upon the issuance of patents for inventions made by the Director of Clinical Affairs and purchased by the Company. Any options granted upon the achievement of such patent-related milestones are measured and recognized as stock-based compensation expense in accordance with the applicable accounting guidance and the terms of the related award agreement.

As of June 30, 2026 and December 31, 2025, had recorded accrued but unpaid royalties owed to the Director of Clinical Affairs of approximately $392,000 and $289,000, respectively. These amounts are included in accounts payable—related party and accrued expenses—related party in the Company’s consolidated balance sheets.

Directors

Leonard Osser

On April 6, 2021, Leonard Osser entered into a succession agreement with the Company and U.S. Asian Consulting Group, LLC (“U.S. Asian”), a company of which Mr. Osser is a principal and, together with his wife, the sole members (the “Succession Agreement”). The Succession Agreement restructured certain compensation arrangements under Mr. Osser’s July 2017 employment agreement with the Company (the “Osser Employment Agreement”) and U.S. Asian’s July 2017 consulting agreement with the Company (the “Osser Consulting Agreement”).

Under the Succession Agreement, annual compensation under the Osser Employment Agreement was reduced by $100,000 to $200,000, divided equally between cash and equity compensation. Annual compensation under the Osser Consulting Agreement was increased by $100,000 to $200,000, also divided equally between cash and equity compensation. The equity compensation component was transferred from the Osser Employment Agreement to the Osser Consulting Agreement.

On May 19, 2021, Mr. Osser stepped down as Interim Chief Executive Officer and assumed the role of Vice Chairman of the Board. In connection with his appointment as Vice Chairman and his continuing consulting services, Mr. Osser was granted options to purchase 2,000,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the common stock on the grant date. The options vest over five years and expire ten years from the date of grant.

Mr. Osser resigned from the Company’s Board of Directors effective November 7, 2025.

New Osser Agreement

On June 19, 2026, the Company entered into a new agreement with Mr. Osser and U.S. Asian, effective as of April 1, 2026 (the “New Osser Agreement”). The New Osser Agreement amended the Osser Employment Agreement, the Osser Consulting Agreement and the Succession Agreement.

With respect to periods before April 1, 2026, the New Osser Agreement provides that the Osser Consulting Agreement and the portions of the Succession Agreement relating to the Osser Consulting Agreement were canceled and terminated. As a result, the Company has no further obligation to make payments or provide benefits under those arrangements, whether in cash or shares.

Mr. Osser also waived compensation and other amounts and benefits owed under the Osser Employment Agreement, subject to and conditioned upon the Company’s:

●	payment of an aggregate of $64,080 of past-due amounts;
●	payment of $75,000 as a catch-up payment relating to the period from July 2025 through March 2026; and
●	reimbursement of certain China-related travel and other expenses.

Shares having a value of $50,000 that were earned under the prior Osser agreements on or before March 31, 2026 remain deliverable in accordance with the applicable terms of those agreements. All shares that otherwise would have been earned for periods after March 31, 2026 were forfeited.

Effective April 1, 2026, under the New Osser Agreement, Mr. Osser’s position was changed to Advisor to the Chief Executive Officer. The modified Osser Employment Agreement continues through July 17, 2027. During this period, Mr. Osser is entitled to annual cash compensation of $48,000, continuation of health benefits for himself and his wife, and a car allowance, subject to the limitations provided in the New Osser Agreement.

If the Company terminates Mr. Osser’s employment without cause, other than due to death or disability, if Mr. Osser terminates his employment for good reason, or if the Company fails to make a required payment within 30 days after its scheduled payment date, Mr. Osser is entitled to receive any amounts accrued through the termination or default date. He is also entitled to a lump-sum payment equal to the unpaid base salary, car allowance and healthcare payments that otherwise would have been payable through July 10, 2027. These amounts are payable in lieu of any termination-related payments under the prior Osser agreements.

For the three and six months ended June 30, 2026, the Company recorded $14,000 and $64,000 of expense under the Osser Employment Agreement.

For the three and six months ended June 30, 2026, the Company recorded $0.00 and $50,000 of expense under the Osser Consulting Agreement. For the three and six months ended June 30, 2025, the Company recorded $50,000 and $100,000 of expense under the Osser Employment Agreement.

Mr. Osser and his wife also entered into lock-up agreements restricting the transfer of their shares of the Company’s common stock through April 20, 2027. The lock-up agreements do not restrict the transfer of 363,339 shares for which the restrictive legends had previously been removed.

Beneficial Ownership

As of June 30, 2026, Mr. Osser beneficially owned 2,844,028 shares of the Company’s common stock and is entitled to receive an additional 3,394,200 upon the termination of his Employment and Consulting Agreement.

The previously disclosed statement that Mr. Osser was entitled to receive an additional 3,394,200 shares upon termination of the Osser Employment Agreement has been removed because the New Osser Agreement waived and restructured the relevant compensation obligations and provides that shares relating to periods after March 31, 2026 were forfeited.

Dr. D. Demesmin, Director

As of February 2024, the University Pain Medicine Center (STEMMEE), of which Dr. D. Demesmin, a member of the Company’s Board of Directors, serves as Chief Executive Officer, agreed to purchase products from the Company under terms and conditions consistent with those offered to other medical pain clinics in the United States. STEMMEE purchased medical products totaling approximately $12,000 and $18,000 for each of the three and six months ended June 30, 2026. STEMMEE purchased medical products totaling approximately $15,000 and $21,000 for each of the three and six months ended June 30, 2025. The Company was owed approximately $ 9,600 and $ 25,500 as of June 30, 2026 and December 31, 2025, respectively. These amounts are regarded in related party accounts receivable.

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

The Company recorded consulting expense of approximately $67,000 and $216,000 for the three and six months ended June 30, 2025 related to the Haverhals Consulting Agreement. No expense was recorded for the three and six months ended June 30, 2026.

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

As of June 30, 2026, and December 31, 2025, the Company owed Mr. Haverhals approximately $0 and $89,000, respectively, under the Haverhals Consulting Agreement, which is included in accounts payable—related party in the Company’s condensed consolidated balance sheets. Subsequent to December 31, 2025, Mr. Haverhals agreed to waive approximately $66,000 of amounts payable to him, which had previously been included in accounts payable—related party.

Pursuant to the Haverhals Consulting Agreement, Mr. Haverhals is entitled to receive 895,013 shares of the Company’s common stock six months following his resignation as Chief Executive Officer, subject to the terms of the Haverhals Consulting Agreement. As of June 30, 2026, such shares had not been issued.

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

On April 20, 2026, the Company completed the Private Placement of 7,962,963 units at a purchase price of $0.27 per unit, generating gross proceeds of approximately $2.15 million, consisting of $1.80 million in cash and a reduction of $351,000 in outstanding principal of the Company’s Convertible Notes, the holders of which applied such principal amounts toward the purchase of units in the offering in lieu of cash. Each of Mr. Neal Goldman, Ms. Benedetta Casamento and Dr. Didier Demesmin reduced their outstanding aggregate principal amount of Convertible Notes by $219,375, $87,750 and $43,875, respectively and received 812,501, 325,000 and 162,500 shares and warrants, respectively.

On July 24, 2026, the Company received notices of conversion (the “Conversion Notices”) from Benedetta Casamento, Dr. Didier Demesmin and Neal Goldman, each of whom is a director of the Company (collectively, the “Holders”), with respect to the Company’s amended and restated Convertible Notes. The Conversion Notices constitute the Holders’ elections, pursuant to Section 5(a) of the Convertible Bridge Notes, to convert the remaining outstanding principal amount and accrued interest under their respective Convertible Notes into shares of the Company’s common stock, effective automatically at such time as the Fair Value (as defined in the Convertible Notes) of the common stock is not less than $0.50 per share and the applicable Holder is permitted to buy and sell securities of the Company in compliance with the Company’s Insider Trading Policy.

BP4 S.r.l. / Innovest S.p.A.

BP4 S.r.l. / Innovest S.p.A.\n\nBP4 S.r.l. (“BP4”) is a significant shareholder of the Company, beneficially owning approximately 11.31% of the Company’s outstanding common stock, and is considered a related party. On January 15, 2026, the Company entered into an Amended and Restated Memorandum of Understanding (the “MOU”) with Innovest S.p.A., as the holder of certain consent and blockage rights with respect to BP4. Pursuant to the MOU, and subject to certain conditions, BP4 agreed to enter into a lock-up agreement pursuant to which it would not distribute or sell any of its shares of capital stock of the Company for twelve months following consummation of a $2.5 million offering by the Company. The lock-up provides for early release if the Company’s stock price exceeds specified thresholds for a defined period, permitting partial distributions of shares to BP4’s quotaholders. The Company paid BP4 $60,000 in respect of additional disbursements accumulated in connection with the transaction contemplated by the MOU, which payments are subject to an aggregate cap of $100,000.

On March 31, 2026, the Company entered into an amendment to the MOU to, among other things, revise the definition of “Qualified Offering” in order to facilitate an offering by the Company, and required certain additional persons and entities to enter into lock-up agreement. The Private Placement on April 20, 2026 satisfied the requirement of a “Qualified Offering” and the required additional persons and entities signed lock-up agreements.

Bendetta Casamento-Executive Chairman.

On June 24, 2026, the Board, with Benedetta Casamento not in attendance, determined, in view of the increased role played, and to continue to be played, by Ms. Casamento in the business and affairs of the Company, to approve the recommendation of the Compensation Committee, electing Ms. Casamento as Executive Chairman. Prior to becoming Executive Chairman, Ms. Casamento has been the Chairman of the Board of the Company as an independent director, devoting substantial time and effort to the Company. As Executive Chairman, she is expected to enhance executive leadership, strategic oversight, investor engagement, and corporate development support for the Company. Her duties and responsibilities as Executive Chairman include, without limitation, working collaboratively with the Chief Executive Officer and senior management to establish and execute the Company’s strategic objectives, supporting corporate development initiatives, including strategic partnerships, acquisitions, licensing opportunities, and commercial growth initiatives, assisting with investor relations activities, capital markets initiatives, financing transactions, and communications with current and prospective investors, and advising management on operational, financial, regulatory, and governance matters affecting the Company. For her services as Executive Chairman, the Company has agreed to pay her, (1) a salary at the rate of $75,000 per year as supplemental cash compensation, (2) 115.385% of the amount per year she would receive each year she is Executive Chairman if she remained an independent director and for being the chair and member of the committees she was chair and a member for such period (the “Director Equivalent”), in equity awards, in lieu of the equity she had previously been receiving as compensation in respect of such Board and committee service, and otherwise with the same vesting and other terms as awards of equity to directors for such Board and committee service, and (3) a one-time grant of $100,000 of shares of restricted common stock of the Company vesting on July 1, 2026. For the current year, the amount referred to in clause (1) above shall be $75,000, based on the Director Equivalent of $65,000. As Executive Chairman, Ms. Casamento would also be entitled to participate in the employee benefit plans and programs of the Company in which other senior executives of the Company participate, subject to eligibility requirements, enrollment criteria, and the other terms and conditions of such plans and programs. Ms. Casamento is no longer considered an independent director, and she resigned from the committees on which she served.

On June 24, 2026, Ms. Casamento and the Company entered into an employment letter agreement with respect to her status as Executive Chairman. The foregoing description of the material terms of such letter agreement does not purport to be complete and is qualified in its entirety by reference to such agreement, a copy of which, previously filed with the Company’s Form 8-K, is an as Exhibit hereto.

NOTE 12 — COMMITMENTS

(1) Contract Manufacturing Agreement

Milestone Scientific has informal arrangements with third-party manufacturers of the STA devices and epidural instruments pursuant to which they manufacture these products under specific purchase orders but without any long-term contract or minimum purchase commitment. The Company has a purchase commitment for the delivery of 1,650 STA instruments as of June 30, 2026. As of June 30, 2026 and December 31, 2025, the purchase order commitment was approximately 871,000 respectively, and approximately $1.4 million was paid and reported in advance on contracts in the unaudited condensed consolidated balance sheet. The Company also had advances on contracts of approximately $364,000 related to materials for future purchase orders for the manufacture of its next-generation dental instrument.

The advances in contracts represent funding for future epidural instruments and epidural replacement parts. As of June 30, 2026 and December 31, 2025, the Company also has advances on an open purchase order for long lead items for a future purchase order for the manufacturing of Epidural instruments of approximately $34,000, respectively.

(2) Operating Leases

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company has utilized its incremental borrowing rate based on the long-term borrowing costs of comparable companies in the Medical Device industry.
●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined lease component, all contract consideration was allocated to the combined lease component.
●	The expected lease terms include non-cancellable lease periods. Renewal option periods are not included in the determination of the lease terms as they were not reasonably certain to be exercised.

The components of lease expense were as follows:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cash paid for operating lease liabilities	$31,882	$31,882	$31,882	$63,764
Cash paid for finance lease liabilities	3,417	3,417	3,417	6,834
Weighted Average Remaining Lease Term
Finance leases (years)			3.27 years	4.50 years
Operating leases (years)			0.75 years	1.75 years
Weighted-average discount rate – operating leases			9.20%	9.20%
Weighted-average discount rate – finance leases			9.20%	9.20%

NOTE 13 — SUBSEQUENT EVENT

On July 27, 2026, the Company held its 2026 Annual Meeting of Stockholders. At the Annual Meeting, the Company’s stockholders:

●	Elected Benedetta Casamento, Neal Goldman, Eric Hines, Dr. Didier Demesmin and Dr. Dawood Sayed to serve as directors until the Company’s 2027 Annual Meeting of Stockholders or until their respective successors are duly elected and qualified;
●	Approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 125,000,000 to 135,000,000;
●	Approved an amendment to the Company’s Amended and Restated 2020 Equity Incentive Plan to increase the number of shares of common stock reserved and available for issuance under the plan from 11,500,000 to 28,750,000;
●	Approved, on a non-binding advisory basis, the compensation of the Company’s named executive officers; and
●	Ratified the appointment of Grassi & Co., CPAs, P.C. as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2026.

On July 29, 2026, the Board of Directors:

●	Re-elected each of Kelly Ulto and Greg Shilling to serve as a director of the Company, effective July 27, 2026, until the Company’s 2027 annual meeting of stockholders (the “2027 Annual Meeting”) or until their respective successor is duly elected and qualified, or such director’s earlier resignation or removal
●	Reaffirmed its determination that each of Ms. Ulto and Mr. Shilling is independent under the applicable NYSE American listing standards;
●	Reaffirmed its determination that Ms. Ulto qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K as well as Rule 10A-3 under the Securities Exchange Act of 1934, as applicable;
●	Appointed Ms. Ulto as Chair of the Audit Committee and as a member of the Compensation Committee and the Nominating and Corporate Governance Committee; and
●	Appointed Mr. Shilling as Chair of the Compensation Committee and as a member of the Audit Committee and the Nominating and Corporate Governance Committee.

These events occurred subsequent to June 30, 2026 and did not require adjustment to the Company’s unaudited condensed consolidated financial statements.

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

The following table shows a breakdown of Milestone Scientific’s product sales (net), domestically and internationally, by business segment, product category:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Domestic-US
Instruments	$183,290	$-	$183,290	$183,190	$2,000	$185,190
Handpieces	$1,047,625	$104,400	$1,152,025	1,085,047	30,100	1,115,147
Other	$22,122	$-	$22,122	10,029	-	10,029
Grand Total	$1,253,037	$104,400	$1,357,437	$1,278,266	$32,100	$1,310,366

International Rest of World
Instruments	$252,458	$-	$252,458	$269,871	$-	$269,871
Handpieces	$723,184	$2,000	$725,184	732,218	-	732,218
Other	$7,739	$-	$7,739	11,011	-	11,011
Grand Total	$983,381	$2,000	$985,381	$1,013,100	$-	$1,013,100

International China
Instruments	$294,000	$-	$294,000	$-	$-	$-
Handpieces	204,220	-	204,220	-	-	-
Other	-	-	-	-	-	-
Grand Total	$498,220	$-	$498,220	$-	$-	$-

Total Product Sales	$2,734,638	$106,400	$2,841,038	$2,291,366	$32,100	$2,323,466

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Dental	Medical	Grand Total	Dental	Medical	Grand Total
Domestic-US
Instruments	$344,922	$28,300	$373,222	$361,065	$5,000	$366,065
Handpieces	2,064,989	179,600	2,100,894	2,100,894	74,350	2,175,244
Other	44,084	-	44,084	24,389	-	24,389
Grand Total	$2,453,995	$207,900	$2,661,895	$2,486,348	$79,350	$2,565,698

International Rest of World
Instruments	$499,553	$4,100	$503,653	$344,814	$4,000	$348,814
Handpieces	1,305,669	2,000	1,307,669	1,508,065	-	1,508,0657
Other	31,634	-	31,634	23,309	-	23,309
Grand Total	$1,836,856	$6,100	$1,842,956	$1,876,188	$4,000	$1,880,188

International China
Instruments	$294,000	$-	$294,000	$110,000	$-	$110,000
Handpieces	204,220	-	204,220	-	-	-
Other	-	-	-	-	-	-
Grand Total	$498,220	$-	$498,220	$110,000	$-	$110,000

Total Product Sales	$4,789,071	$214,000	$5,003,071	$4,472,536	$83,350	$4,555,886

Current Product Platform

See Note 1, “Organization and Business”.

Results of Operations

The following table sets forth the consolidated results of operations for the three months ended June 30, 2026 and 2025, respectively. The trends suggested by this table may not be indicative of future operating results:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Product sales, net	$2,841,038	$2,323,466	$5,003,071	$4,555,886
Cost of products sold	930,871	705,860	1,528,880	1,290,845
Gross profit	$1,910,167	$1,617,606	$3,474,191	$3,265,041

Selling, general and administrative expenses	$2,945,532	$3,030,952	$5,318,184	$6,287,680
Research and development expenses	6,609	51,789	6,609	420,909
Depreciation and amortization expense	19,589	19,496	39,043	38,936
Total operating expenses	$2,971,730	$3,102,237	$5,363,836	$6,747,525

Loss from operations	$(1,061,563)	$(1,484,631)	$(1,889,645)	$(3,482,484)
Interest (expense) income, net	2,231	1,521	(9,540)	4,788
Loss before provision for income taxes	$(1,059,332)	$(1,483,110)	$(1,899,185)	$(3,477,696)
Provision for income taxes	-	-	-	-
Net loss	$(1,059,332)	$(1,483,110)	$(1,899,185)	$(3,477,696)

Three months ended June 30, 2026 compared to three months ended June 3, 2025

Net sales for 2026 and 2025 were as follows:

	2026	2025	Change
Dental	$2,734,638	$2,291,366	$443,272
Medical	106,400	32,100	74,300
Total sales, net	$2,841,038	$2,323,466	$517,572

Total product sales for the three months ended June 30, 2026 were approximately $2.8 million, compared to approximately $2.3 million for the same period in 2025, representing an increase of approximately $518,000, or 22.3%.

Dental product revenue was approximately $2.7 million, an increase of approximately $443,000, or 19.3%, compared with the prior-year period. The increase was primarily driven by approximately $498,000 of sales to customers in China during the current quarter, compared with no sales to China in the prior-year period. This increase was partially offset by modest decreases in sales in the United States and other international markets of approximately 2% and 3%, respectively, which may reflect normal fluctuations in distributor ordering patterns and broader market conditions.

Medical revenue increased to approximately $106,000, compared to approximately $32,000 in the prior period, representing an increase of approximately $74,000, or 231.5%. The increase reflects continued early-stage adoption and commercialization of the Company’s medical products.

Overall, the increase in total net sales was driven by growth in both the Dental and Medical segments, notwithstanding continued variability in certain international markets.

Gross profits for 2026 and 2025 were as follows:

	2026	2025	Change
Dental	$1,828,605	$1,586,500	$242,105
Medical	81,562	31,106	50,456
Total gross profit	$1,910,167	$1,617,606	$292,561

Gross margin was approximately 67.2% for the three months ended June 30, 2026, compared with approximately 69.6% for the same period in 2025.

Gross profit increased by approximately $293,000, or 18.1%, primarily due to higher sales in both the Dental and Medical segments. Dental gross profit increased by approximately $242,000, while Medical gross profit increased by approximately $50,000.

Gross margin decreased by approximately 2.4 percentage points, primarily due to product and customer mix and increased product costs, including tariffs imposed on certain imported products and components. These cost pressures were partially offset by the higher level of sales during the current period.

Selling, general and administrative expenses for 2026 and 2025 were as follows:

	2026	2025	Change
Dental	$1,024,724	$1,083,794	$(59,070)
Medical	412,894	449,551	(36,657)
Corporate	1,507,914	1,497,607	(10,307)
Total selling, general and administrative expense	$2,945,532	$3,030,952	$(85,420)

Total operating expenses decreased by approximately $0.1 million, or 4.2%, to approximately $3.0 million for the three months ended June 30, 2026, compared with approximately $3.1 million for the three months ended June 30, 2025. The decrease was primarily attributable to lower quality and regulatory expenses, consulting and professional service fees, research and development expenses, rent and occupancy costs, and other segment items. These decreases were partially offset by increases in stock-based compensation, warehousing expense, royalty expense, marketing expense, salaries and employee benefits, and travel expense. increased promotional activities, trade shows, advertising, product launches, or customer-acquisition initiatives. Salaries and employee benefits increased by approximately $23,000, or 2.8%, to approximately $863,000, compared with approximately $840,000 in the prior-year period. The increase was primarily attributable to salary increases, changes in staffing levels, employee benefits, or other personnel-related costs. Stock-based compensation expense increased by approximately $94,000, or 59.1%, to approximately $254,000, compared with approximately $160,000 in the prior-year period. The increase was primarily attributable to new equity awards, the timing of vesting, or changes in the valuation and forfeiture of outstanding awards. Royalty expense increased by approximately $31,000, or 25.9%, to approximately $151,000, compared with approximately $120,000 in the prior-year period. The increase was primarily attributable to higher sales of products subject to contractual royalty arrangements. Warehousing expense increased by approximately $46,000, or 36.1%, to approximately $175,000, compared with approximately $129,000 in the prior-year period. The increase was primarily attributable to higher inventory storage, handling, fulfillment, freight, or third-party logistics costs. Quality and regulatory expense decreased by approximately $203,000, or 60.9%, to approximately $130,000, compared with approximately $333,000 in the prior-year period. The decrease was primarily attributable to lower spending on regulatory submissions, product testing, quality-system initiatives, compliance consulting, or other regulatory activities. Marketing expense increased by approximately $30,000, or 39.2%, to approximately $108,000, compared with approximately $77,000 in the prior-year period. The increase was primarily attributable to increased promotional activities, trade shows, advertising, product launches, or customer-acquisition initiatives. Consulting and professional service fees decreased by approximately $83,000, or 9.3%, to approximately $817,000, compared with approximately $901,000 in the prior-year period. The decrease was primarily attributable to lower legal, accounting, advisory, consulting, or transaction-related expenses. Travel expense increased by approximately $13,000, or 17.9%, to approximately $87,000, compared with approximately $74,000 in the prior-year period. The increase was primarily attributable to higher travel associated with sales, regulatory, operational, and business-development activities.

Research and Development for 2026 and 2025 were as follows:

	2026	2025	Change
Dental	$6,609	$47,089	$(40,480)
Medical	-	4,700	(4,700)
Corporate	-	-	-
Total research and development	$6,609	$51,789	$(45,180)

Research and development expense decreased by approximately $45,000, as no major R&D expenses were incurred during the current period compared to the prior period. The Company continues to evaluate its research and development priorities and may make targeted investments in future periods to support product enhancements, new applications, and long-term growth initiatives.

Profit (Loss) from Operations for 2026 and 2025 were as follows:

	2026	2025	Change
Dental	$797,273	$455,626	$341,647
Medical	(331,332)	(423,152)	91,820
Corporate	(1,527,504)	(1,517,105)	(10,399)
Total loss from operations	$(1,061,563)	$(1,484,631)	$423,068

Loss from operations was approximately $1.1 million for the three months ended June 30, 2026. The loss from operations resulted from gross margin of approximately $1.9 million, which was more than offset by operating expenses of approximately $3.0 million.

The improvement was primarily attributable to reduced operating expenses.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

Net sales for 2026 and 2025 were as follows:

	2026	2025	Change
Dental	$4,789,071	$4,472,536	$316,535
Medical	214,000	83,350	130,650
Total sales, net	$5,003,071	$4,555,886	$447,185

Total product sales for the six months ended June 30, 2026 were approximately $5.0 million, compared to approximately $4.6 million for the same period in 2025, representing an increase of approximately $447,000, or 9.8%.

Dental product revenue was approximately $4.8 million, representing an increase of approximately $317,000, or 7.1%, compared to the prior year end period. The increase was primarily attributable to higher sales of the Company’s dental products. The increase was primarily driven by approximately $498,000 of sales to customers in China during the current quarter, compared with $110,000 sales to China in the prior-year period. This increase was partially offset by lower demand from certain international distributors, which the Company believes was influenced by ongoing geopolitical conditions, including the Russia-Ukraine conflict and instability in the Middle East.

Medical product revenue increased to approximately $214,000 from approximately $83,000 in the prior-year period, representing an increase of approximately $131,000, or 156.7%. The increase reflects continued early-stage adoption and commercialization of the Company’s medical products.

Overall, the increase in total net sales was driven by growth in both the Dental and Medical segments, notwithstanding continued variability in certain international markets.

Gross profits for 2026 and 2025 were as follows:

	2026	2025	Change
Dental	$3,298,457	$3,182,775	$115,682
Medical	175,734	82,266	93,468
Total gross profit	$3,474,191	$3,265,041	$209,150

Gross margin was approximately 69.4% for the six months ended June 30, 2026, compared with approximately 71.7% for the same period in 2025.

Gross profit increased by approximately $209,000, or 6.4%, primarily due to higher sales in both the Dental and Medical segments. Dental gross profit increased by approximately $116,000, while Medical gross profit increased by approximately $93,000.

Gross margin decreased by approximately 2.2 percentage points, primarily due to product and customer mix and increased product costs, including tariffs imposed on certain imported products and components. These cost pressures were partially offset by the higher level of sales and increased contribution from the Medical segment during the current-year period.

Selling, general and administrative expenses for 2026 and 2025 were as follows:

	2026	2025	Change
Dental	$1,958,740	$2,135,900	$(177,160)
Medical	820,108	917,655	(97,547)
Corporate	2,539,336	3,234,125	(694,789)
Total selling, general and administrative expense	$5,318,184	$6,287,680	$969,496

Total operating expenses decreased by approximately $1.4 million, or 20.5%, to approximately $5.4 million for the six months ended June 30, 2026, compared with approximately $6.7 million for the six months ended June 30, 2025. The decrease was primarily attributable to lower consulting and professional service fees, research and development expenses, and quality and regulatory expenses, partially offset by increases in salaries and employee benefits, stock-based compensation expense, warehousing expense, royalty expense, and travel expense. Salaries and employee benefits increased by approximately $84,000, or 5.2%, to approximately $1.7 million, compared with approximately $1.6 million in the prior-year period. The increase was primarily attributable to additional personnel, salary increases, employee benefits, or changes in departmental staffing Stock-based compensation expense increased by approximately $76,000, or 15.5%, to approximately $566,000, compared with approximately $490,000. Royalty expense increased by approximately $14,000, or 6.1%, to approximately $246,000, compared with approximately $232,000 in the prior-year period. The increase was primarily attributable to higher sales of products subject to royalty arrangements. Warehousing expense increased by approximately $54,000, or 21.5%, to approximately $305,000, compared with approximately $251,000 in the prior-year period. The increase was primarily attributable to higher inventory storage, handling, fulfillment, freight, or third-party logistics costs. Quality and regulatory expense decreased by approximately $192,000, or 46.1%, to approximately $225,000, compared with approximately $417,000 in the prior-year period. The decrease was primarily attributable to lower spending on regulatory submissions, product testing, quality-system initiatives, compliance consulting, or other regulatory activities. Marketing expense decreased by approximately $8,000, or 4.1%, to approximately $181,000, compared with approximately $189,000 in the prior-year period. The decrease was primarily attributable to the timing of promotional programs, trade shows, advertising, or customer-acquisition activities. Consulting and professional service fees decreased by approximately $976,000, or 44.7%, to approximately $1.2 million, compared with approximately $2.2 million in the prior-year period. The decrease was primarily attributable to lower legal, accounting, advisory, consulting, and transaction-related costs incurred during the current period.

Research and Development for 2026 and 2025 were as follows:

	2026	2025	Change
Dental	$6,609	$411,896	$(405,287)
Medical	-	9,013	(9,013)
Corporate	-	-	-
Total research and development	$6,609	$420,909	$(414,300)

Research and development expense decreased by approximately $414,000, as no major R&D expenses were incurred during the current period compared to the prior period.

The Company continues to evaluate its research and development priorities and may make targeted investments in future periods to support product enhancements, new applications, and long-term growth initiatives.

Profit (Loss) from Operations for 2026 and 2025 were as follows:

	2026	2025	Change
Dental	$1,333,108	$634,979	$698,129
Medical	(644,375)	(844,402)	200,027
Corporate	(2,578,378)	(3,273,061)	694,683
Total loss from operations	$(1,889,645)	$(3,482,484)	$1,592,839

Loss from operations for the six months ended June 30, 2026 was approximately $1.8 million, compared with approximately $3.5 million for the six months ended June 30, 2025, an improvement of approximately $1.7 million, or 48.6%.

The improvement was primarily attributable to higher revenue and gross profit and significant reductions in professional fees, research and development expenses, quality control and regulatory expenses. These improvements were partially offset by increases in salaries and compensation, warehousing and logistics expenses, royalty expense and travel expenses.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended:

	2026	2025	Change
Cash flow:
Net cash used in operating activities	(498,285)	$(2,772,273)	$2,273,988
Net cash used in investing activities	(5,771)	(5,776)	5
Net cash provided by financing activities	1,458,184	794,305	663,879
	$954,128	$(1,983,744)	$2,937,872

Net cash used in operating activities was approximately $0.5 million for the six months ended June 30, 2026, compared with approximately $2.8 million for the six months ended June 30, 2025. The approximately $2.3 million decrease in cash used in operating activities was primarily attributable to a reduction in net loss and favorable changes in certain working capital account

Net cash used in investing was minimal in both periods.

Net cash provided by financing activities was approximately $1.5 million for the six months ended June 30, 2026, compared with approximately $0.8 million for the six months ended June 30, 2025. During the six months ended June 30, 2026, the Company received approximately $1.8 million of gross proceeds (or approximately $1.5 million net of issuance costs) from a private placement. Additionally, approximately $350,000 of convertible notes payable was converted into shares of the Company’s common stock in a noncash financing transaction.

Consideration of the Company’s ability to continue as a going concern.

As of June 30, 2026, the Company had cash and cash equivalents of approximately $2.1 million and working capital of approximately $3.7 million.

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

As discussed in Note 2 to the unaudited condensed consolidated financial statements, the Company’s current financial condition raises substantial doubt about its ability to continue as a going concern. Management believes that existing cash resources, anticipated collections and potential financing proceeds may support near-term operations; however, additional financing is required, and there can be no assurance that such financing will be available on acceptable terms, or at all. Accordingly, substantial doubt about the Company’s ability to continue as a going concern has not been alleviated.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Milestone Scientific is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such an evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

We routinely review our internal control over financial reporting and, from time to time, make changes intended to enhance the effectiveness of our internal control over financial reporting. During the three months ended June 30, 2026, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to affect, our internal control over financial reporting materially.

Item 1 – Legal Proceedings

None

Item 1A. Risk Factors

Except as disclosed below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2025 Annual Report.

Our ability to continue as a going concern may adversely affect our business

The Company has incurred significant losses since its inception and continues to experience operating losses. Although operating performance improved during the six months ended June 30, 2026, including positive operating cash flow, there can be no assurance that the Company will sustain profitability or positive cash flows in future periods. As of June 30, 2026, the Company had limited cash resources, and these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company may need to raise additional capital through equity or debt financings, and such financing may not be available on acceptable terms, or at all.

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

The Company relies on Chinese third-party manufacturers for a substantial portion of its products and also previously generated revenue from Chinese distributors. During the three months ended June 30, 2026, revenue from China increased to $498,000, compared to $0 in the prior period. Simultaneously, escalating U.S.-China trade tensions and newly imposed tariffs have increased the cost of sourcing products and components from China. This dual exposure - reduced revenue from Chinese customers and increased costs from Chinese suppliers - may materially and adversely affect our results of operations. Furthermore, regulatory actions by either the U.S. or Chinese government, including export controls, retaliatory trade measures, restrictions on technology transfer, or sanctions, could further disrupt our supply chain or eliminate our ability to sell into the Chinese market entirely. Any such developments could have a material adverse effect on our business, financial condition, and results of operations.

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

Our common stock is listed on NYSE American under the symbol “MLSS.” On October 8, 2025, the Company received a written notice from NYSE American stating that it is not in compliance with the continued listing standards set forth in Sections 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide, which require minimum stockholders’ equity of $4 million and $6 million, respectively, for companies with sustained operating losses. As of June 30, 2026, the Company’s reported total stockholders’ equity was approximately $3.5 million - below both thresholds - and the Company has reported net losses in each of the past five fiscal years.

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

While in the Private Placement, we increased our stockholders’ equity, the Company cannot assure that it will achieve the required equity thresholds within the required timeframe, particularly given its ongoing operating losses and going concern uncertainty. If we fail to regain compliance with and adhere to NYSE American’s strict listing criteria, including with respect to stock price, our market capitalization and stockholders’ equity, our stock may be de-listed. This would impair the liquidity of our securities not only in the number of shares that could be bought and sold at a given price, which may be depressed by the relative illiquidity, but also through delays in the timing of transactions and the potential reduction in media coverage. As a result, an investor might find it more difficult to dispose of our common stock if we are delisted. Any failure at any time to meet the continuing NYSE American listing requirements would have an adverse impact on the value of and trading activity in our common stock. There can be no assurance that we can maintain the listing of our common stock on the NYSE American.

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

Item 2. Unregistered Sales of Equity Securities and use of proceeds

Not applicable.

Item 3. Default upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

Exhibit No	Description

3.1	Restated Certificate of Incorporation of Milestone, as amended as of August 5, 2026
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed April 21, 2026)
10.1	Form of Securities Purchase Agreement, dated April 20, 2026 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 21, 2026)
10.2	Form of Registration Rights Agreement, dated April 20, 2026 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed April 21, 2026)
10.3	Form of Lock-up Agreement for directors, officers, and certain stockholders (incorporated by reference to Exhibit 10.3 to the Form 8-K filed April 21, 2026)
10.4	Form of Amended and Restated Note, dated April 20, 2026 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed April 21, 2026)
10.5	Form of Omnibus Signature Page to Securities Purchase Agreement (incorporated by reference to Exhibit 10.5 to the Form 8-K filed April 21, 2026)
10.6	Amendment to Amended and Restated Memorandum of Understanding, by and between Innovest S.p.A. and Milestone Scientific Inc., dated March 31, 2026.
10.7	Agreement With respect to Compensation and Other Arrangements, by and between Milestone Scientific Inc., Leonard Osser and U.S. Asian Consulting Group, LLC dated as of April 1, 2026.
10.8	Form of Lock-Up Agreements by Leonard Osser and Marilyn Elson in favor of Milestone Scientific Inc.
10.9	Executive Chairman Agreement between the Company and Benedetta Casamento, dated June 19,2026
10.10	Form of Option Exchange and Surrender Agreement; Form of Notice of Stock Option Grant; Stock Option Agreement (for Repriced Options); 2026 Performance Incentive Sub-Plan to the Amended and Restated 2020 Equity Incentive Plan; Form of Award Agreement under 2026 Performance Incentive Sub-Plan (incorporated by reference to Exhibits 10.1-10.4 to the Form 8-K filed May 6, 2026
31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith and not filed, in accordance with item 601(32) (ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILESTONE SCIENTIFIC INC.

/s/ Eric Hines
Eric Hines
Chief Executive Officer
(Principal Executive Officer)

/s/ Keisha Harcum
Keisha Harcum
Vice President of Finance and Acting Chief Accounting Officer (Principal Financial and Accounting Officer)
Date: August 13, 2026

