Form 10-Q
period 2026-09-30
MILESTONE SCIENTIFIC INC.
filed 2026-11-13
CIK 855683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-14053

Milestone Scientific Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3545623
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

425 Eagle Rock Avenue, Suite 201, Roseland, NJ 07068

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

As of November 13, 2026, the registrant has a total of 90,611,070 shares of Common Stock, $0.001 par value outstanding.

MILESTONE SCIENTIFIC INC.

Form 10-Q

2

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. These statements involve risks and uncertainties that could cause actual results to differ materially, including the risks described in our Annual Report on Form 10-K and this Form 10-Q. Except as required by law, we undertake no obligation to update forward-looking statements.

Part I- Financial Information

Item 1. Financial Statements

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,315,401	$1,112,642
Accounts receivable, net of allowance for credit losses of $10,000,	1,087,584	680,620
Accounts receivable, related party	12,834	25,548
Other receivables	55,664	-
Prepaid expenses and other current assets	279,283	468,792
Inventories	2,735,323	3,781,837
Advances on contracts	1,279,102	1,408,395
Total current assets	6,765,191	7,477,834
Furniture, fixtures and equipment, net	18,795	19,193
Intangibles, net	27,754	79,063
Right of use assets finance lease	44,421	55,811
Right of use assets operating lease	62,433	150,378
Other assets	24,150	24,150
Total assets	$6,942,744	$7,806,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,291,262	$1,430,250
Accounts payable, related party	8,810	1,263,651
Accrued expenses and other payables	872,925	995,206
Accrued expenses, related party	-	88,799
Current portion of finance lease liabilities	37,587	27,347
Current portion of operating lease liabilities	68,927	130,355
Total current liabilities	3,279,511	3,935,608
Non-current portion of finance lease liabilities	6,834	27,336
Non-current portion of operating lease liabilities	-	35,208
Convertible notes payable, related parties	-	800,000
Total liabilities	$3,286,345	$4,798,152

Commitments and contingencies

Stockholders’ equity
Common stock, par value $0.001; 135,000,000 shares authorized, 90,644,403 shares issued and 90,611,070 shares outstanding as of September 30, 2026; 125,000,000 shares authorized, 80,486,449 shares issued and 80,453,116 shares outstanding as of December 31, 2025;	$90,645	$80,487
Additional paid in capital	140,524,925	137,418,974
Accumulated deficit	(136,047,655)	(133,579,668)
Treasury stock, at cost, 33,333 shares	(911,516)	(911,516)
Total stockholders’ equity	3,656,399	$3,008,277
Total liabilities and stockholders’ equity	6,942,744	$7,806,429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending	Three Months Ending	Nine Month Months Ending	Nine Month Months Ending
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Product sales, net	$2,219,747	$2,360,117	$7,222,818	$6,916,003
Cost of products sold	614,218	719,247	2,143,098	2,010,092
Gross profit	1,605,529	1,640,870	5,079,720	4,905,911

Selling, general and administrative expenses	2,321,312	2,739,011	7,460,752	9,026,691
Research and development expenses	10,413	16,226	17,022	437,135
Depreciation and amortization expense	20,096	20,104	59,139	59,040
Total operating expenses	2,351,821	2,775,341	7,536,913	9,522,866

Loss from operations	(746,292)	(1,134,471)	(2,457,193)	(4,616,955)
Interest (expense) income, net	(1,253)	(19,488)	(10,792)	(14,700)
Loss before provision for income taxes	(747,545)	(1,153,959)	(2,467,985)	(4,631,655)
Provision for income taxes	-	-	-	-
Net loss	$(747,545)	$(1,153,959)	$(2,467,985)	$(4,631,655)

Net loss per share applicable to common stockholders—
Basic and Diluted	(0.01)	(0.01)	(0.03)	(0.06)

Weighted average shares outstanding and to be issued—
Basic and diluted	93,913,021	82,322,910	90,151,697	82,008,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Stockholder Equity
Balance as of January 1, 2026	80,486,449	$80,487	$137,418,974	$(133,579,668)	$(911,516)	$3,008,277
Stock based compensation	-	-	256,683	-	-	256,683
Common stock issued to board of directors for services	-	-	55,479	-	-	55,479
Net loss	-	-	-	(759,861)	-	(759,861)
Balance at March 31, 2026	80,486,449	80,487	137,731,136	(134,419,521)	(911,516)	2,560,578
Stock based compensation	-	-	254,098	-	-	254,098
Common stock issued to board of directors for services	310,606	311	99,689	-	-	100,000
Common Stock issued in private offerings net of conversion	6,662,962	6,663	1,513,977	-	-	1,520,640
Common Stock issued in private offerings for convertible notes	1,300,001	1,300	295,389	-	-	296,689
Common stock issued for payment of consulting services	12,500	12	3,738	-	-	3,750
Common stock to be issued to employees for compensation	-	-	45,100	-	-	45,100
Common stock to be issued to consultants for compensation	-	-	25,000	-	-	25,000
Net loss	-	-	-	(960,581)	-	(960,581)
Balance at June 30, 2026	88,772,518	88,773	139,968,127	(135,300,110)	(911,516)	3,845,274
Stock based compensation	-	-	154,924	-	-	154,924
Common stock issued for convertible notes and interest	976,870	977	487,458	-	-	488,435
Common stock issued to employees for compensation	895,015	895	(895)	-	-	-
Common Stock reserved for consultants reversed	-		(84,689)	-	-	(84,689)
Net loss	-		-	(747,545)	-	(747,545)
Balance at September 30, 2026	90,644,403	$90,645	$140,524,925	$(136,047,655)	$(911,516)	$3,656,399

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Stockholder Equity
Balance as of January 1, 2025	78,047,798	$78,048	$134,719,274	$(128,053,106)	$(911,516)	$5,832,700
Stock based compensation	-	-	330,787	-	-	330,787
Common stock to be issued to employees for bonuses	-	-	293,551	-	-	293,551
Common stock issued to board of directors for services	182,584	182	(182)	-	-	-
Net loss	-	-	-	(1,994,586)	-	(1,994,586)
Balance at March 31, 2025	78,230,382	78,230	$135,343,430	$(130,047,692)	$(911,516)	$4,462,452
Stock based compensation	-	-	159,679	-	-	159,679
Common stock issued for payment of consultant services	207,604	208	201,043	-	-	201,251
Common stock issued to board of directors for services	154,494	154	(154)	-	-	-
Net loss	-	-	-	(1,483,110)	-	(1,483,110)
Balance at June 30, 2025	78,592,480	78,592	135,703,998	(131,530,802)	(911,516)	3,340,272
Stock based compensation			363,082			363,082
Net loss	-	-	-	(1,153,959)	-	(1,153,959)
Balance at September 30, 2025	78,592,480	78,592	136,067,080	(132,684,761)	(911,516)	2,549,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR NINE MONTHS ENDED

(UNAUDITED)

	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net loss	$(2,467,985)	(4,631,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,831	6,675
Amortization of intangibles	51,309	52,365
Stock based compensation	665,705	853,548
Employees paid in stock	200,579	293,551
Expense paid in stock	(55,939)	201,251
Provision for credit losses	4,014	8,525
Amortization of right-of-use asset	87,946	76,330
Changes in operating assets and liabilities:
Accounts receivable	(410,978)	(240,073)
Accounts receivable, related party	12,714	(9,612)
Other Receivable	(55,664)	-
Inventories	1,046,514	(413,773)
Advances on contracts	129,293	(139,442)
Prepaid expenses and other current assets	189,509	58,071
Accounts payable	861,012	991,474
Accounts payable, related party	(1,254,841)	534,047
Accrued expenses	(82,849)	(616,426)
Accrued expenses, related party	(88,799)	358,477
Operating lease liabilities	(83,957)	(73,831)
Net cash used in operating activities	$(1,244,586)	$(2,690,498)

Cash flows from investing activities:
Purchase of furniture, fixtures, and equipment	(7,433)	(12,008)
Net cash used in investing activities	$(7,433)	$(12,008)

Cash flows from financing activities:
Proceeds from convertible notes payable	$-	$800,000
Proceeds from the Private Placement	1,797,700	-
Payments of equity issuance costs	(332,671)	-
Payments finance lease obligations	(10,251)	(10,251)
Net cash provided by financing activities	$1,454,778	$789,749

Net (decrease) increase in cash and cash equivalents	$202,759	$(1,912,757)
Cash and cash equivalents at beginning of period	1,112,642	3,258,058
Cash and cash equivalents at end of period	$1,315,401	$1,345,301

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Supplemental disclosure of noncash financing activities
Convertible notes payable converted into common stock	839,435	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILESTONE SCIENTIFIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS

References to “Milestone Scientific,” “us,” “our,” “we,” the “Company” or “Milestone” refer to Milestone Scientific Inc. and its consolidated subsidiaries, unless the context otherwise indicates.

Milestone Scientific is a biomedical technology company that designs, develops and commercializes computer-controlled injection technologies for dental and medical applications. We have developed a proprietary computer-controlled anesthetic delivery system based on our DPS Dynamic Pressure Sensing Technology® platform. The technology is designed to address the limitations of the traditional manual syringe by enabling precise, controlled delivery of anesthetic and other injectable drugs, as well as fluid aspiration. Our proprietary DPS technology regulates flow rate and continuously monitors pressure at the tip of the needle, providing healthcare practitioners with greater control during injections. The platform supports a range of dental and medical applications, including local anesthesia, subcutaneous drug delivery, and regional anesthesia procedures.

Our device, using The Wand®, a single use disposable handpiece, is marketed in dentistry under the trademark CompuDent®, and STA Single Tooth Anesthesia System® and is suitable for all dental procedures that require local anesthetic.

NOTE 2 — GOING CONCERN AND LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The going concern basis of accounting assumes that assets will be realized and liabilities will be settled in the ordinary course of business.

The Company has incurred recurring losses from operations and negative cash flows from operating activities and had an accumulated deficit of approximately $136.0 million as of September 30, 2026. The Company incurred operating losses of approximately $746,000 and $2.5 million for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, the Company had cash and cash equivalents of approximately $1.3 million and working capital of approximately $3.5 million. For the nine months ended September 30, 2026, net cash used in operating activities was approximately $1.2 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying condensed consolidated financial statements are issued.

On April 20, 2026, the Company completed a private placement of 7,962,963 units at a purchase price of $0.27 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock (the “Private Placement”). The transaction generated gross proceeds of approximately $2.15 million, consisting of approximately $1.80 million in cash and approximately $351,000 of outstanding convertible note principal applied toward the purchase of units in lieu of cash, before transaction expenses.

Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.3375 per share and is exercisable for a period of three years. If exercised in full, the warrants could provide approximately $2.69 million in additional gross proceeds; however, there can be no assurance that any or all of the warrants will be exercised.

Management’s plans to address the Company’s liquidity requirements include increasing revenues through its dental and medical businesses, expanding distribution opportunities, managing operating expenses, improving working capital efficiency, and pursuing additional financing opportunities, if necessary.

Although the completion of the Private Placement in April 2026 improved the Company’s liquidity position, the Company’s ability to continue as a going concern remains dependent upon its ability to generate sufficient revenue, achieve positive operating cash flows, manage operating expenses, and obtain additional financing, if necessary. There can be no assurance that these plans will be successfully implemented or that additional financing will be available on acceptable terms.

Based on the Company’s recurring operating losses, negative operating cash flows, and uncertainty regarding its ability to generate sufficient liquidity to fund operations, substantial doubt about the Company’s ability to continue as a going concern has not been alleviated.

The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability or classification of assets or the amounts or classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

2. Correction of Immaterial Error

During the third quarter of 2026, the Company conducted a review of royalty obligations under its Technology Sale Agreement, as amended, with its Director of Clinical Affairs. Based on its review of the applicable patent expiration dates and contractual provisions, the Company determined that certain royalty amounts previously accrued were no longer payable under the terms of the agreement.

As a result, the Company identified an overstatement of accrued royalty liabilities of $195,654 as of December 31, 2025, related to fourth quarter activity during 2025.

Management evaluated the error in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, and the guidance provided in Securities and Exchange Commission Staff Accounting Bulletins (“SAB”) Nos. 99 and 108, considering both quantitative and qualitative factors.

Based on this assessment, management concluded that the error was not material to the Company’s previously issued consolidated financial statements. Accordingly, the Company revised its December 31, 2025 consolidated balance sheet to correct the error.

The revision resulted in a decrease of approximately $196,000 in accrued expenses, related party, a corresponding decrease in accumulated deficit of $196,000, and an increase in total stockholders’ equity of $196,000. The revision had no impact on total assets or cash flows.

The following table summarizes the impact of the revision on the Company’s consolidated balance sheet as of December 31, 2025:

Balance Sheet Line Item	As Previously Reported	Adjustment	As Revised
Accrued expenses, related party	$284,453	$(195,654)	$88,799
Total current liabilities	4,131,262	(195,654)	3,935,608
Total liabilities	4,993,806	(195,654)	4,798,152
Accumulated deficit	(133,775,322)	195,654	(133,579,668)
Total stockholders’ equity	2,812,623	195,654	3,008,277
Total liabilities and stockholders’ equity	$7,806,429	—	$7,806,429

The revised December 31, 2025 balances are reflected in the accompanying condensed consolidated balance sheets. The correction is also reflected in the Company’s opening accumulated deficit for the nine months ended September 30, 2026.

The Company will reflect the corresponding revisions in future filings that include the affected historical financial statements. The revised March 31, 2026 stockholders’ equity was adjusted by approximately $78,000 for accrued expenses relating to the royalty. The revised June 30, 2026 stockholders’ equity was adjusted by approximately $98,000 for accrued expenses, relating to the royalty.

3. Loss per Share

Basic and diluted net loss per common share was determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period.

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Basic and diluted net loss per common share:
Numerator:
Net loss	(747,545)	(1,153,959)	(2,467,985)	(4,631,655)
Denominator:
Weighted average common shares outstanding (1)	93,913,021	82,322,910	90,151,697	82,008,336
Net loss per share of common stock—basic and diluted	(0.01)	(0.01)	(0.03)	(0.06)

(1)	Includes shares to be issued. Please refer to Note 6 – Stockholders’ Equity

The following outstanding securities at September 30, 2026 and 2025 have been excluded from the computation of basic and diluted weighted shares outstanding, as they would have been anti-dilutive due to net loss:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Common shares issuable for:
Stock options	6,066,664	6,827,357
Restricted Stock Awards	170,455	-
Warrants – equity classified	7,962,962	-
Convertibles Notes	-	1,530,612
Total	14,200,081	8,357,969

4. Recent Accounting Pronouncements

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

NOTE 4 — INVENTORIES, NET

Inventories consist of the following:

	September 30, 2026	December 31, 2025

Dental finished goods	$2,562,719	$3,598,270
Medical finished goods	54,824	$108,975
Component parts and other materials	117,780	74,592
Total inventories	$2,735,323	$3,781,837

The Company had an allowance on slow moving Medical finished goods due to the slow adoption of the epidural instruments and handpieces for approximately $473,000 and $1.1 million as of September 30, 2026, and December 31, 2025, respectively. The decrease in the allowance was primarily attributable to the disposal of fully reserved inventory and resulted in an immaterial impact on the Company’s results of operations for the period.

NOTE 5 — ADVANCES ON CONTRACTS

The advances on contracts represent funding for future Single Tooth Anesthesia System® (STA) devices, epidural instruments, and epidural replacement parts. The balance of the advances as of September 30, 2026 and December 31, 2025, is approximately $1.3 million and $1.4 million, respectively. The advance is classified as current based on the estimated annual usage of the underlying inventory.

NOTE 6— STOCKHOLDERS’ EQUITY

WARRANTS

On April 20, 2026, the Company completed a private placement of 7,962,963 units at $0.27 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. Certain directors and officers participated in the Private Placement, purchasing an aggregate of $150,000 of Units for cash and converting into Units a total of $351,000 of convertible notes evidencing loans they made to the Company in 2025, in each case at the same price and (except for such conversion of loans) on the same terms as other purchasers. Management concluded that the warrants qualify for equity accounting treatment.

Each warrant is exercisable for one share of common stock at $0.3375 per share after six (6) months from the closing and through the third anniversary of the closing. As of September 30, 2026, none of the warrants were exercisable.

The following table summarizes information about warrants for the nine month periods ending September 30, 2026.

	Warrant shares outstanding	Weighted average exercise price $	Weighted average remaining life (years)	Intrinsic value $
Outstanding at January 1, 2026	-	-	-	$-
Issued	7,962,962	0.3375	3.00	-
Outstanding at September 30, 2026	7,962,962	0.3375	2.56	497,685

SHARES TO BE ISSUED

As of September 30, 2026, and 2025, there were 2,871,703 and 3,076,871 shares to be issued, respectively, whose issuance has been deferred under the terms of employment and consulting agreements with officers and directors and other employees of Milestone Scientific. Such shares will be issued to each party upon termination of their employment or other relationship with the Company.

As of September 30, 2026 and 2025 there were 1,088,369 and 631,792 respectively, shares to be issued to non-employees for services rendered. The number of shares was fixed by contract prior to the date of grant, subject to performance, and were fully earned upon the grant date. Such shares will be issued to each party upon termination of their relationship with the Company.

The following table summarizes information about shares to be issued for the nine month periods ending September 30, 2026 and 2025.

	September 30, 2026	September 30, 2025

Shares-to-be-issued, outstanding January 1, 2026 and 2025, respectively	4,449,403	3,393,017
Granted in current period	576,137	315,646
Issued in current period	(1,065,468)	-
Shares-to be issued outstanding September 30, 2026 and 2025, respectively	3,816,045	3,708,663

NOTE 7 — STOCK OPTION PLANS

The Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”), as amended by stockholders on July 27, 2026, authorizes up to 28,750,000 shares for equity awards and expires in June 2031.

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

The Company estimated the fair value of the Repriced Options immediately before the Effective Date using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 3.86%, expected volatility of 82.3% (based on the Company’s historical volatility over the expected term), an expected term of 5.2 years, a dividend yield of 0.0%, and a stock price ranging from $0.45 to $0.50.

The Company estimated the fair value of the Repriced Options immediately after the Effective Date using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 1.75%, expected volatility of 86.6% (based on the Company’s historical volatility over the expected term), an expected term of 5.7 years, a dividend yield of 0.0%, and a stock price of $0.27.

The recommendation of the award of PRSUs under the Sub-Plan was subject to stockholder approval to increase the number of shares covered by the 2020 Plan to account for the recommendation to issue PRSU awards under the Sub-Plan, which increase was approved by the stockholders at the Company’s Annual Meeting on July 27, 2026 In April 2026, the Compensation Committee established a performance-based restricted stock unit sub-plan to the 2020 Plan, as the framework together with the 2020 Plan for the award of performance-based restricted stock units (“PRSUs”), with a fixed pool of up to 17,234,635 PRSUs. The Compensation Committee also approved the award of 11,202,513 PRSUs under the sub-plan, subject to stockholder approval to increase the number of shares covered by the 2020 Plan to account for awards under the sub-plan. The total aggregate number of shares of common stock to be issued under 2020 Plan was increased by vote of the stockholders of the Company on July 27, 2026 to 28,750,000, an increase of 17,250,000 shares, primarily to accommodate awards under the sub-plan. As of September 30, 2026, the Company issued no PRSU under this plan.

As a result of the measurement of the modified awards immediately before and after the modification date, the Company determined an incremental fair value of $146,000 related to the modified awards. This incremental fair value of $146,000 is being recognized as compensation expense over the remaining requisite service period of the replacement awards.

Milestone Scientific recognizes compensation expenses over the requisite service period and in the case of performance-based options over the period of the expected performance. For the three and nine months ended September 30, 2026, Milestone Scientific recognized approximately $153,000 and $717,000 of total employee compensation cost, respectively, recorded in general and administrative expenses on the statement of operations. For the three and nine months ended September 30, 2025, Milestone Scientific recognized approximately $362,000 and $691,000 of total employee compensation cost, respectively, recorded in general and administrative expenses on the statement of operations.

As of September 30,2026, there was approximately $839,000 of total unrecognized compensation cost related to non-vested options. Milestone Scientific expects to recognize these costs over a weighted average period of 1.85 years.

A summary of option activity for employees under the plans and changes during the nine months ended September 30, 2026 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding at January 1, 2026	6,032,175	1.15	8.13	-
Granted during 2026(1)	4,000,000	0.27		-
Exercised during 2026	-	-	-	-
Forfeited or expired during 2026	(4,032,175)	4.06	-	-
Options outstanding September 30, 2026	6,000,000	1.05	7.90	520,000
Exercisable, September 30, 2026	3,000,000	1.75	6.23	130,000

(1)	Includes 4,000,000 stock options exchanged pursuant to the Exchange Program

A summary of option activity for non-employees under the plans and changes during the nine months ended September 30, 2026 is presented below:

	Number of Options	Weighted Averaged Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Options Value $
Options outstanding at January 1, 2026	83,330	1.59	2.40	-
Granted during 2026	-	-	-	-
Exercised during 2026	-	-	-	-
Forfeited or expired during 2026	(16,666)	3.94	-	-
Options outstanding June 30, 2026	66,664	1.00	2.20	-
Exercisable, September 30, 2026	45,552	1.01	1.95	-

For the three and nine months ended September 30, 2026 Milestone Scientific recognized approximately $1,000 and $3,370 expense related to non-employee options, respectively. For the three and nine months ended September 30, 2025 Milestone Scientific recognized approximately $1,300 and $9,300 expense related to non-employee options, respectively.

A summary of restricted stock under the plans and changes during the nine months ended September 30, 2026 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value per Award
Non-vested as January 1, 2026	-	-
Granted	681,818	0.33
Vested	(511,368)	0.33
Cancelled	-	-
Non-vested as September 30, 2026	170,455	0.33

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

For the three months ended September 30, 2026 and 2025, the Company recognized approximately $57,000 and $155,000 for restricted stock expenses recorded in general and administrative expenses on the statement of operation. For the nine months ended September 30, 2026 and 2025, the Company recognized approximately $225,000 and $155,000 for restricted stock expenses recorded in general and administrative expenses on the statement of operation.

As of September 30, 2026 there was no unrecognized compensation expense related to these awards.

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

The following tables present information about our reportable and operating segments for the three and nine months ended September 30, 2026, and 2025:

		Three Months ending September 30, 2026
	Corporate	Dental	Medical	Grand Total
Product sales, net	-	2,122,785	96,962	2,219,747
Cost of products sold	-	591,938	22,280	614,218
Gross Margin	-	1,530,847	74,682	1,605,529

Salaries & employee benefits	143,021	398,159	218,376	759,556
Stock-based compensation expense	154,924	-	-	154,924
Royalty expense	-	18,340	4,797	23,137
Marketing	5,261	72,445	62,506	140,212
Rent & occupancy costs	11,200	12,800	8,000	32,000
Consultants and professional services fees	391,914	23,729	36,086	451,729
Insurance	42,244	45,554	40,284	128,082
Warehousing expense	2,458	119,435	18,544	140,437
Regulatory expense	104,637	11,139	20,359	136,135
Travel expense	27,615	20,095	66,108	113,818
Research and development expense	-	-	10,413	10,413
Depreciation and amortization expense	20,096	-	-	20,096
Other segment items	109,924	120,499	10,859	241,284
Total operating expenses	1,013,294	842,195	496,332	2,351,821
Operating income (loss)	(1,013,294)	688,652	(421,650)	(746,292)

	Three Months ending September 30, 2025
	Corporate	Dental	Medical	Grand Total
Product sales, net	-	2,318,993	41,124	2,360,117
Cost of products sold	-	718,481	766	719,247
Gross Margin	-	1,600,512	40,358	1,640,870

Salaries & employee benefits	387,591	440,807	170,429	998,827
Stock-based compensation expense	363,084	-	-	363,084
Royalty expense	-	116,540	2,065	118,605
Marketing	21,321	32,980	9,249	63,550
Rent & occupancy costs	22,805	12,521	7,826	43,152
Consultants and professional services fees	550,229	37,633	65,633	653,495
Insurance	40,907	45,051	39,969	125,927
Warehousing expense	2,885	107,564	7,465	117,914
Regulatory expense	42,446	18,192	3,862	64,500
Travel expense	23,364	4,518	9,178	37,060
Research and development expense	-	15,401	825	16,226
Depreciation and amortization expense	20,104	-	-	20,104
Other segment items	76,116	75,913	868	152,897
Total operating expenses	1,550,852	907,120	317,369	2,775,341
Operating income (loss)	(1,550,852)	693,392	(277,011)	(1,134,471)

	Nine Months ending September 30, 2026
	Corporate	Dental	Medical	Grand Total
Product sales, net	-	6,911,856	310,962	7,222,818
Cost of products sold	-	2,082,552	60,546	2,143,098
Gross Margin	-	4,829,304	250,416	5,079,720

Salaries & employee benefits	577,930	1,213,999	655,931	2,447,860
Stock-based compensation expense	721,184	-	-	721,184
Royalty expense	-	75,264	15,498	90,762
Marketing	28,715	178,862	113,931	321,508
Rent & occupancy costs	33,599	38,399	23,999	95,997
Consultants and professional services fees	1,383,488	86,567	190,774	1,660,829
Insurance	125,318	137,201	121,188	383,707
Warehousing expense	6,199	406,692	40,999	453,890
Regulatory expense	312,775	23,272	24,984	361,031
Travel expense	74,461	85,052	102,144	261,657
Research and development expense	-	6,609	10,413	17,022
Depreciation and amortization expense	59,139	-	-	59,139
Other segment items	268,867	376,882	16,578	662,328
Total operating expenses	3,591,675	2,628,799	1,316,439	7,536,913
Operating income (loss)	(3,591,675)	2,200,505	(1,066,023)	(2,457,193)

	Nine Months ending September 30, 2025
	Corporate	Dental	Medical	Grand Total
Product sales, net	-	6,791,353	124,650	6,916,003
Cost of products sold	-	2,008,242	1,850	2,010,092
Gross Margin	-	4,783,111	122,800	4,905,911

Salaries & employee benefits	711,476	1,322,768	569,276	2,603,520
Stock-based compensation expense	853,550	-	-	853,550
Royalty expense	-	344,642	6,233	350,875
Marketing	35,738	164,656	53,476	253,870
Rent & occupancy costs	57,216	38,894	24,309	120,419
Consultants and professional services fees	2,333,311	178,428	326,992	2,838,731
Insurance	124,282	139,273	122,483	386,038
Warehousing expense	9,123	326,564	33,426	369,113
Regulatory expense	371,267	101,186	9,261	481,714
Travel expense	39,843	62,056	74,470	176,369
Research and development expense	-	427,297	9,838	437,135
Depreciation and amortization expense	59,040	-	-	59,040
Other segment items	229,071	349,148	14,273	592,492
Total operating expenses	4,823,917	3,454,912	1,244,037	9,522,866
Operating income (loss)	(4,823,917)	1,328,199	(1,121,237)	(4,616,955)

September 30, 2026
	Dental	Medical	Corporate	Total
Total Assets	$5,117,472	$390,772	$1,434,500	$6,942,744
	5,117,472	390,772	1,434,500	6,942,744

December 31, 2025
	Dental	Medical	Corporate	Total
Total Assets	$5,861,323	$394,267	$1,550,839	$7,806,429
	5,861,323	394,267	1,550,839	7,806,429

NOTE 10 – CONCENTRATIONS

The Company relies on a limited number of third-party manufacturers for its STA and epidural products. A disruption in these manufacturing relationships could materially affect product supply.

E-Commerce accounted for 46% and 45% of net product sales for the three and nine months ended September 30, 2026, respectively, compared with 43% and 48% in the corresponding 2025 periods. No international distributor represented more than 10% of net product sales in the 2026 periods.

The Company had four distributors that accounted for 19%, 15%, 11%, and 9% of accounts receivable, respectively, as of September 30, 2026. The Company had three distributors that accounted for 32%, 21% and 11% of accounts receivable, respectively as of December 31, 2025.

As of September 30, 2026, the Company had four suppliers that accounted for 26%, 23%, 14%, and 11% respectively, of accounts payable and accounts payable, related party. The Company had three suppliers that accounted for 38%, 22%, and 10%, respectively of accounts payable and accounts payable, related to the party as of December 31, 2025.

NOTE 11 — RELATED PARTY TRANSACTIONS

Director of Clinical Affairs

The Company pays royalty fees to its Director of Clinical Affairs pursuant to a Technology Sale Agreement, as amended, relating to certain Company products embodying technology covered by patents purchased by the Company from the Director of Clinical Affairs.

For the three and nine months ended September 30, 2026, the Company recognized approximately $23,000 and $90,000 in royalty expense The Director of Clinical Affairs’ royalty fee was approximately $119,000 and $351,000 for the three and nine months ended September 30, 2025, respectively.

Consulting expense attributable to the Director of Clinical Affairs was approximately $25,000 and $75,000 for the three and nine months ended September 30, 2026, respectively, compared with approximately $25,000 and $103,000 for the corresponding periods in 2025, respectively.

Under the Technology Sale Agreement, as amended, the Director of Clinical Affairs is also entitled to receive stock options upon the issuance of patents for inventions made by the Director of Clinical Affairs and purchased by the Company. Any stock options granted upon satisfaction of these patent-related milestones are accounted for as stock-based compensation in accordance with applicable accounting guidance and the terms of the respective award agreements. As of September 30, 2026 no new options were issued.

Directors

Dr. D. Demesmin, Director

As of February 2024, the University Pain Medicine Center (STEMMEE), of which Dr. D. Demesmin, a member of the Company’s Board of Directors, serves as Chief Executive Officer, agreed to purchase products from the Company under terms and conditions consistent with those offered to other medical pain clinics in the United States. STEMMEE purchased medical products totaling approximately $9,000 and $27,000 for each of the three and nine months ended September 30, 2026. STEMMEE purchased medical products totaling approximately $12,000 and $33,000 for each of the three and nine months ended September 30, 2025. The Company was owed approximately $12,833 and $25,500 as of September 30, 2026 and December 31, 2025, respectively. These amounts are regarded in related party accounts receivable.

Arjan J. Haverhals, Former Director

As of September 30, 2026 and December 31, 2025, the Company owed Mr. Haverhals approximately $0 and $89,000, respectively, under the Haverhals Consulting Agreement.

During 2026, Mr. Haverhals agreed to waive approximately $66,000 of amounts previously payable to him under the Haverhals Consulting Agreement. The remaining balance was settled during 2026. Accordingly, no amounts were payable to Mr. Haverhals under the Haverhals Consulting Agreement as of September 30, 2026.

During the third quarter of 2026, the Company issued 895,015 shares of its common stock to Arjan Haverhals, a former director of the Company, in accordance with the terms of his former employment agreement.

April 2025 Convertible Notes

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

On April 9, 2025, the Company issued an aggregate of $800,000 of unsecured Convertible Notes to Mr. Neal Goldman, Ms. Benedetta Casamento, and Dr. Didier Demesmin (collectively, the Holders”), each of whom is a director of the Company. The notes, as issued, mature April 9, 2028, bear interest at prime less 2.50%, and are convertible at fair value subject to a $0.50 per-share floor.

On April 20, 2026, the Company completed the Private Placement of 7,962,963 units at a purchase price of $0.27 per unit, generating gross proceeds of approximately $2.15 million, consisting of $1.80 million in cash and a reduction of $351,000 in outstanding principal of the Company’s Convertible Notes, the Holders of which applied such principal amounts toward the purchase of units in the offering in lieu of cash. Each of the Holders reduced their outstanding aggregate principal amount of Convertible Notes by $219,375, $87,750 and $43,875, respectively and received 812,501, 325,000 and 162,500 shares and warrants, respectively.

On July 24, 2026, the Company received notices of conversion (the “Conversion Notices”) from each of the Holders with respect to the Company’s Convertible Notes. The Conversion Notices constituted the Holders’ elections, pursuant to Section 5(a) of the Convertible Notes, to convert the remaining outstanding principal amount and accrued interest under their respective Convertible Notes into shares of the Company’s common stock, effective automatically at such time as the Fair Value (as defined in the Convertible Notes) of the common stock is not less than $0.50 per share and the applicable Holder is permitted to buy and sell securities of the Company in compliance with the Company’s Insider Trading Policy.

On August 19, 2026, the Holders elected to convert the remaining Convertible Notes. The principal amount of the convertible Notes was approximately $466,000, and the accrued interest was approximately $22,000.

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

NOTE 12 — Commitments and Contingencies

Contract Manufacturing Agreement

The Company is a party to a Contract Manufacturing Agreement with a third-party manufacturer for the production and supply of certain products. As of September 30, 2026, the Company had outstanding purchase obligations of approximately $2.5 million under this agreement, all of which are expected to be fulfilled within the next twelve months.

Lease Obligations

As of September 30, 2026, the Company also has lease obligations totaling approximately $113,000, of which approximately $107,000 is due within one year and $6,000 is due within one to three years.

NOTE 13 — SUBSEQUENT EVENT

On October 1, 2026, subsequent to the balance sheet date, the Company entered into an amendment to its existing office lease for new office space located at 425 Eagle Rock Avenue, Suite 201, Roseland, New Jersey. The amended lease provides for the Company’s relocation to the new premises and includes approximately nine months of free rent. The Company expects the relocation to reduce its annual occupancy costs by approximately $48,000. The Company will recognize the related right-of-use asset and lease liability upon the amendment of the lease in accordance with ASC 842, Leases.

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

OVERVIEW

Milestone Scientific develops and commercializes injection technologies for dental and medical applications. See Note 1 for additional business information.

The Company operates in two reportable segments:

●	Dental, which represents the Company’s primary source of revenue and is driven by sales of instruments and recurring handpiece consumables; and
●	Medical, which represents a strategic growth area focused on the commercialization of the CompuFlo® Epidural System.

Current Product Platform

See Note 1, “Organization and Business”.

Results of Operations

The following table sets forth the consolidated results of operations for the three and nine months ended September 30, 2026 and 2025, respectively. The trends suggested by this table may not be indicative of future operating results:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Product sales, net	$2,219,747	$2,360,117	$7,222,818	$6,916,003
Cost of products sold	614,218	719,247	2,143,098	2,010,092
Gross profit	1,605,529	1,640,870	5,079,720	4,905,911

Selling, general and administrative expenses	2,321,312	2,739,011	7,460,752	9,026,691
Research and development expenses	10,413	16,226	17,022	437,135
Depreciation and amortization expense	20,096	20,104	59,139	59,040
Total operating expenses	2,351,821	2,775,341	7,536,913	9,522,866

Loss from operations	(746,292)	(1,134,471)	(2,457,193)	(4,616,955)

Interest (expense) income, net	(1,253)	(19,488)	(10,792)	(14,700)
Loss before provision for income taxes	(747,545)	(1,153,959)	(2,467,985)	(4,631,655)
Provision for income taxes	-	-	-	-
Net loss	$(747,545)	$(1,153,959)	$(2,467,985)	$(4,631,655)

Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025

Product Sales, Net

Product sales, net for the three months ended September 30, 2026 were approximately $2.2 million compared with approximately $2.4 million for the three months ended September 30, 2025, a decrease of approximately $140,000, or 5.9%.

The decrease was primarily attributable to lower Dental sales. Sales of Dental Devices decreased approximately $187,000, or 33.8%, to approximately $367,000 compared with approximately $554,000 for the comparable period in 2025. Sales of Dental Handpieces decreased approximately $22,000, or 1.3%, to approximately $1.7 million compared with approximately $1.8 million for the comparable prior-year period. Dental repair income also increased approximately $10,000 during the current-year quarter.

Sales of Medical Handpieces increased approximately $51,000, or 123.2%, to approximately $92,000 compared with approximately $41,000 for the comparable period in 2025. Medical Device sales were approximately $4,000 during the current-year quarter compared with no significant Medical Device sales during the comparable prior-year period.

Cost of Products Sold and Gross Profit

Cost of products sold was approximately $614,000 for the three months ended September 30, 2026 compared with approximately $719,000 for the comparable period in 2025, a decrease of approximately $105,000.

Gross profit was approximately $1.6 million for each of the three-month periods ended September 30, 2026 and 2025. Gross margin as a percentage of product sales was approximately 72.3% for the three months ended September 30, 2026 compared with approximately 69.5% for the comparable prior-year period. The improvement in gross margin was primarily attributable to an increase in the prices of our products during the current-year period

Operating Expenses

Total operating expenses decreased to approximately $2.4 million for the three months ended September 30, 2026 compared with approximately $2.8 million for the comparable period in 2025. The decrease was primarily attributable to lower salaries and compensation, stock-based compensation, professional fees and royalty expense, partially offset by increased marketing, regulatory, warehousing and travel expenses.

Salaries and compensation decreased by approximately $447,000 to approximately $914,000 for the three months ended September 30, 2026 compared with approximately $1.4 million for the comparable prior-year period. The decrease was primarily attributable to lower corporate salaries and directors’ fees and lower stock-based compensation, partially offset by increases in certain Dental and Medical personnel costs. Stock-based compensation expense was approximately $155,000 for the three months ended September 30, 2026 compared with approximately $363,000 for the comparable prior-year period, a decrease of approximately $208,000.

Professional fees decreased approximately $201,000 to approximately $452,000 for the three months ended September 30, 2026 compared with approximately $653,000 for the comparable prior-year period. The decrease primarily reflected lower consulting and certain professional service expenses, partially offset by higher legal expenses during the current-year quarter.

Royalty expense for the three months ending September 30, 2026 was approximately $23,000, a decrease of $95,000 from the same period in 2025.

Warehousing and logistics expenses increased to approximately $140,000 for the three months ended September 30, 2026 compared with approximately $118,000 for the comparable prior-year period, primarily as a result of increased warehousing and logistics activity.

Quality control and regulatory expenses increased to approximately $136,000 for the three months ended September 30, 2026 compared with approximately $64,000 for the comparable prior-year period. The increase primarily resulted from higher corporate and Medical regulatory-related expenditures during the current-year period.

Travel expense increased to approximately $114,000 for the three months ended September 30, 2026 compared with approximately $37,000 for the comparable prior-year period. The increase principally reflected greater travel activity associated with the Company’s commercial and Medical initiatives, including airfare, lodging, meals and ground transportation.

Marketing expense increased to approximately $140,000 for the three months ended September 30, 2026 compared with approximately $64,000 for the comparable prior-year period. The increase primarily reflected increased marketing consulting, key opinion leader, promotional, demonstration, trial and campaign-related activities supporting the Company’s Dental and Medical businesses.

Research and development expense for the three months ending September 30, 2026 was approximately $10,000, a decrease of approximately $6,000 compared to the same period in 2025.

Operating Loss

Operating loss for the three months ended September 30, 2026 was approximately $746,000, compared with an operating loss of approximately $1.1 million for the three months ended September 30, 2025, an improvement of approximately $354,000, or 32.2%. The improvement in operating results was primarily attributable to the approximately $600,000 decrease in operating expenses, including lower salaries and employee benefits, stock-based compensation expense, consultants and professional services fees, together with an improvement in gross margin. These improvements were partially offset by lower product sales and increases in marketing, regulatory, warehousing, travel and other operating expenses.

Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025

Product Sales, Net

Product sales, net for the nine months ended September 30, 2026 were approximately $7.2 million compared with approximately $6.9 million for the comparable period in 2025. Sales of Dental Devices increased approximately $202,000 to approximately $1.7 million for the nine months ended September 30, 2026 compared with approximately $1.5 million for the comparable prior-year period. Sales of Dental Handpieces decreased approximately $119,000 to approximately $5.4 million compared with approximately $5.5 million for the comparable period in 2025. Dental repair income also increased approximately $26,000 to approximately $51,000 for the nine months ended September 30, 2026 compared with approximately $25,000 for the comparable prior-year period.

Medical Handpiece sales increased approximately $154,000 to approximately $274,000 compared with approximately $120,000 for the comparable prior-year period. Medical Device sales increased approximately $31,000 to approximately $36,000 compared with approximately $5,000 for the comparable period in 2025.

Cost of Products Sold and Gross Profit

Gross profit was approximately $5.1 million for the nine-month period ended September 30, 2026 and approximately $4.9 million for the nine-month period ended September 30, 2025. Gross margin as a percentage of product sales was approximately 70.3% for the three months ended September 30, 2026 compared with approximately 70.9% for the comparable prior-year period. The improvement in gross margin was primarily attributable to an increase in the prices of our products during the current-year period. However, cost of products sold increased at a faster rate than revenue, resulting in a modest decline in gross profit margin.

Cost of products sold increased to approximately $2.1 million for the nine months ended September 30, 2026 compared with approximately $2.0 million for the comparable prior-year period.

Operating Expenses

Total operating expenses decreased approximately $2.0 million, or approximately 21%, to approximately $7.5 million for the nine months ended September 30, 2026 compared with approximately $9.5 million for the comparable period in 2025.

Salaries and compensation decreased to approximately $3.2 million for the nine months ended September 30, 2026 compared with approximately $3.5 million for the comparable prior-year period.

Professional fees decreased to approximately $1.7 million for the nine months ended September 30, 2026 compared with approximately $2.8 million for the comparable period in 2025, a decrease of approximately $1.2 million. The decrease primarily reflected lower consulting and other professional service costs during the current-year period. Royalty expense was approximately $91,000 for the nine months ended September 30, 2026, compared with approximately $351,000 for the comparable period in 2025.

Warehousing and logistics expense increased to approximately $454,000 for the nine months ended September 30, 2026 compared with approximately $378,000 for the comparable prior-year period. Travel expense increased to approximately $262,000 for the nine months ended September 30, 2026 compared with approximately $178,000 for the comparable prior-year period, reflecting increased commercial and Medical-related travel activity.

Quality control and regulatory expense decreased to approximately $361,000 for the nine months ended September 30, 2026 compared with approximately $482,000 for the comparable prior-year period. These decreases were partially offset by higher warehousing, travel and marketing expenses.

Marketing expense increased to approximately $322,000 for the nine months ended September 30, 2026 compared with approximately $253,000 for the comparable prior-year period, reflecting increased marketing programs, consulting, key opinion leader activities, demonstrations, trials and promotional activities.

Research and development expense decreased to approximately $3,000 for the nine months ended September 30, 2026 compared with approximately $432,000 for the comparable prior-year period. The prior-year period included significant product development consulting costs.

Loss from Operations

Loss from operations decreased to approximately $2.5 million for the nine months ended September 30, 2026 compared with approximately $4.6 million for the comparable period in 2025, an improvement of approximately $2.1 million.

The improvement primarily reflected significantly lower professional fees and research and development expenses, lower salaries and compensation and royalty expense, partially offset by increased warehousing, marketing and travel expenses.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended:

	2026	2025	Change
Cash flow:
Net cash used in operating activities	(1,244,584)	$(2,690,498)	$1,445,914
Net cash used in investing activities	(7,433)	(12,008)	4,575
Net cash provided by financing activities	1,454,776	789,749	665,027
	$202,759	$(1,912,757)	$2,115,516

Operating Activities

Net cash used in operating activities was approximately $1.2 million for the nine months ended September 30, 2026, compared with approximately $2.7 million for the nine months ended September 30, 2025, representing a decrease of approximately $1.4 million.

The decrease in cash used in operating activities was primarily attributable to a reduction in net loss and favorable changes in certain operating assets and liabilities, including decreases in inventories and advances on contracts, partially offset by changes in accounts receivable and related-party payables.

For the nine months ended September 30, 2026, the Company reported a net loss of approximately $2.5 million, compared with approximately $4.6 million for the corresponding period in 2025. Despite the improvement in operating cash flows, the Company continues to use cash to fund its operations.

Investing Activities

Net cash used in investing activities was approximately $7,000 for the nine months ended September 30, 2026, compared with approximately $12,000 for the corresponding period in 2025. Cash used in investing activities during both periods primarily consisted of purchases of furniture, fixtures and equipment

Financing Activities

Net cash provided by financing activities was approximately $1.5 million for the nine months ended September 30, 2026, compared with approximately $790,000 for the corresponding period in 2025, representing an increase of approximately $665,000.

On April 20, 2026, the Company completed a private placement of 7,962,963 units at a purchase price of $0.27 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock (the “Private Placement”). The Private Placement generated gross proceeds of approximately $2.15 million, consisting of approximately $1.80 million in cash and approximately $351,000 of outstanding convertible note principal applied toward the purchase of units in lieu of cash. The Company incurred approximately $333,000 in equity issuance costs related to the Private Placement.

Each warrant issued in the Private Placement entitles the holder to purchase one share of common stock at an exercise price of $0.3375 per share and is exercisable for three years. If all warrants are exercised, the Company could receive approximately $2.69 million in additional gross proceeds. However, there can be no assurance that any or all of the warrants will be exercised. As of September 30, 2026 no warrants have been exercised.

During the third quarter of 2026, the remaining outstanding convertible notes were converted into shares of the Company’s common stock. As of September 30, 2026, the Company had no remaining outstanding principal balance related to these convertible notes. The conversion of the notes was a noncash financing transaction and, accordingly, did not affect net cash provided by financing activities.

Consideration of the Company’s ability to continue as a going concern.

As of September 30, 2026, the Company had cash and cash equivalents of approximately $1.3 million, working capital of approximately $3.5 million, and an accumulated deficit of approximately $136.0 million. The Company has incurred recurring losses from operations and negative cash flows from operating activities. For the three and nine months ended September 30, 2026, the Company incurred operating losses of approximately $568,000 and $2.5 million, respectively. Net cash used in operating activities for the nine months ended September 30, 2026, was approximately $1.2 million.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of the accompanying unaudited condensed consolidated financial statements. The completion of the Private Placement in April 2026 improved the Company’s liquidity position and provided additional capital to support operations. In addition, the conversion of the remaining convertible notes during the third quarter of 2026 eliminated the related outstanding principal obligations.

Management’s plans to address the Company’s liquidity requirements include increasing revenues through its dental and medical businesses, expanding domestic and international distribution opportunities, managing operating expenses, improving working capital efficiency, and pursuing additional financing opportunities, if necessary.

Management believes that existing cash resources, anticipated customer collections, and continued expense management measures will support near-term operating activities. However, the Company expects that additional financing will be required to fund its anticipated operating requirements over the assessment period.

There can be no assurance that the Company will achieve sufficient revenue growth, generate positive cash flows from operations, or obtain additional financing when needed or on terms acceptable to the Company.

As discussed in Note 2 to the accompanying unaudited condensed consolidated financial statements, management has concluded that its plans do not currently alleviate the substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Milestone Scientific is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such an evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 1 – Legal Proceedings

None

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Investing in our securities involves significant risks. In addition to the information contained elsewhere in this Quarterly Report on Form 10-Q, investors should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended 2025. Nevertheless, set forth below, is a summary of certain of such risk factors.

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

The Company relies on Chinese third-party manufacturers for a substantial portion of its products and also previously generated revenue from Chinese distributors. During the three months ended September 30, 2026, revenue from China increased to approximately $500,000, compared to $310,000 in the prior period. Simultaneously, escalating U.S.-China trade tensions and newly imposed tariffs have increased the cost of sourcing products and components from China. This dual exposure - increased revenue from Chinese customers and increased costs from Chinese suppliers - may materially and adversely affect our results of operations. Furthermore, regulatory actions by either the U.S. or Chinese government, including export controls, retaliatory trade measures, restrictions on technology transfer, or sanctions, could further disrupt our supply chain or eliminate our ability to sell into the Chinese market entirely. Any such developments could have a material adverse effect on our business, financial condition, and results of operations.

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

Our common stock is listed on NYSE American under the symbol “MLSS.” On October 8, 2025, the Company received a written notice from NYSE American stating that it is not in compliance with the continued listing standards set forth in Sections 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide, which require minimum stockholders’ equity of $4 million and $6 million, respectively, for companies with sustained operating losses in certain of its fiscal years. As of September 30, 2026, the Company’s reported total stockholders’ equity was approximately $3.7 million and the Company has reported net losses in each of the relevant fiscal years below both the NYSE American thresholds.

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

Any such de-listing of our common stock would have an adverse impact on the value of and trading activity in our common stock. If the Company is able to continue its listing, it will be subject to periodic reviews by the NYSE American.

We expect we will need additional financing following to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.

As of September 30, 2026, we had total working capital of approximately $3.5 million. We believe we will need additional capital to fund our operations. We intend to seek additional funds through various financing sources, including additional sales of our equity securities and possibly warrants to purchase our equity securities. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be de-listed by the NYSE American and unable to further pursue our business plan and we may be unable to continue operations.

Item 2. Unregistered Sales of Equity Securities and use of proceeds

As previously disclosed pursuant Form 8-K filed by the Company on April 21, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers named therein, for the private placement (the “Private Placement”) of an aggregate of 7,962,963 units (the “Units”), with each Unit consisting of (i) one share of the Company’s common stock and (ii) one warrant to purchase one share of Common Stock (each, a “Warrant”). The purchase price paid by the purchasers for each Unit was $0.27.

Each Warrant has an exercise price equal to 125% of the Per Unit Purchase Price per share, or $0.3375 per warrant share, and will be exercisable prior to the third anniversary of the closing for cash only.

The gross proceeds for the Private Placement were $2,150,000 (comprised of $1,799,000 in cash and $351,000 in respect of the conversion of a portion of Convertible Notes by certain directors of the Company), before deducting fees and expenses, and up to an additional $2,687,500 in gross proceeds if the Warrants are fully exercised. The Private Placement closed on April 20, 2026. The Private Placement was conducted in accordance with Rule 506(b) of Regulation D solely with respect to “accredited investors”, as determined in accordance with representations of the purchasers in the purchase documentation, and applicable NYSE American rules.

The Company expects to use the net proceeds from the Private Placement for general working capital purposes and payment of past due accounts payable. The securities were offered directly by the Company without a placement agent, and therefore no placement or underwriting discounts, commissions or other fees have been or will be paid.

Item 3. Default upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

Exhibit No	Description

3.1	Restated Certificate of Incorporation of Milestone, as amended as of August 5, 2026 (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed August 13, 2026)
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed April 21, 2026)
10.1	Form of Securities Purchase Agreement, dated April 20, 2026 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 21, 2026)
10.2	Form of Registration Rights Agreement, dated April 20, 2026 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed April 21, 2026)
10.3	Form of Lock-up Agreement for directors, officers, and certain stockholders (incorporated by reference to Exhibit 10.3 to the Form 8-K filed April 21, 2026)
10.4	Form of Amended and Restated Note, dated April 20, 2026 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed April 21, 2026)
10.5	Form of Omnibus Signature Page to Securities Purchase Agreement (incorporated by reference to Exhibit 10.5 to the Form 8-K filed April 21, 2026)
10.6	Amendment to Amended and Restated Memorandum of Understanding, by and between Innovest S.p.A. and Milestone Scientific Inc., dated March 31, 2026.) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 2, 2026)
10.7	Agreement With respect to Compensation and Other Arrangements, by and between Milestone Scientific Inc., Leonard Osser and U.S. Asian Consulting Group, LLC dated (incorporated by reference as of April 1, 2026.) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed June 25, 2026)
10.8	Form of Lock-Up Agreements by Leonard Osser and Marilyn Elson in favor of Milestone Scientific Inc. (incorporated by reference to Exhibit 10.2 to the Form 8K filed June 25, 2026)
10.9	Executive Chairman Agreement between the Company and Benedetta Casamento, (incorporated by reference to Exhibit 10.3 to the Form 8-K filed June 25, 2026)
10.10	Form of Option Exchange and Surrender Agreement; Form of Notice of Stock Option Grant; Stock Option Agreement (for Repriced Options); 2026 Performance Incentive Sub-Plan to the Amended and Restated 2020 Equity Incentive Plan; Form of Award Agreement under 2026 Performance Incentive Sub-Plan (incorporated by reference to Exhibits 10.1-10.4 to the Form 8-K filed May 6, 2026
31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith and not filed, in accordance with item 601(32) (ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILESTONE SCIENTIFIC INC.

/s/ Eric Hines
Eric Hines
Chief Executive Officer
(Principal Executive Officer)

/s/ Keisha Harcum
Keisha Harcum
Vice President of Finance and Acting Chief Accounting Officer (Principal Financial and Accounting Officer)
Date: November 13, 2026

